Form 10-Q
period 1998-06-30
MARKETSPAN CORP
filed 1998-08-13
CIK 1062379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   Form 10-Q
(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                      OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                         Commission file number 1-14161

                             MARKETSPAN CORPORATION
             (Exact name of Registrant as specified in its charter)

          New York                                       11-3431358
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                          Identification No.)


     175 East Old Country Road, Hicksville, New York        11801
       (Address of principal executive offices)           (Zip Code)


                                 (516) 755-6650
               Registrant's telephone number, including area code

                                      NONE
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [X]      No  [  ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class of Common Stock              Outstanding at August 12, 1998
      $.01 par value                             158,802,422

                    MARKETSPAN CORPORATION AND SUBSIDIARIES

                                     INDEX

Part I.     Financial Information                                Page No.

            Condensed Consolidated Balance Sheet -
            June 30, 1998 and March 31, 1998                       3

            Condensed Consolidated Statement of Income -
            Three Months Ended June 30, 1998 and 1997              5

            Condensed Consolidated Statement of Cash Flows -
            Three Months Ended June 30, 1998 and 1997              6

            Notes to Condensed Consolidated Financial
            Statements                                             7

            Management's Discussion and Analysis of Results
            of Operations and Financial Condition                 15


Part II.    Other Information

            Item 1 - Legal Proceedings                            26

            Item 6 - Exhibits and Reports on Form 8-K             27


Signature                                                         28

                     MarketSpan Corporation and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (In Thousands of Dollars)


                                                           June 30,1998          March 31,1998
                                                          ---------------      ------------------
                                                           (UNAUDITED)             (AUDITED)

ASSETS
Utility Plant and Property
  Electric                                            $        1,094,357   $           4,049,629
  Gas                                                          3,147,633               1,233,281
  Common                                                         317,914                 290,221
  Construction work in progress                                   81,540                 118,808
  Accumulated depreciation                                    (1,426,978)             (1,877,858)
  Gas exploration and production, at cost                        816,079                       -
  Accumulated depletion                                         (276,823)                      -
                                                          ---------------      ------------------
                                                               3,753,722               3,814,081
                                                          ---------------      ------------------
Regulatory Assets
  Base financial component, net                                        -               3,155,334
  Rate moderation component                                            -                 434,004
  Shoreham post-settlement costs                                       -               1,005,316
  Shoreham nuclear fuel                                                -                  66,455
  Unamortized cost of issuing securities                           7,711                 159,941
  Postretirement benefits other than pensions                     52,210                 340,109
  Regulatory tax asset                                            66,080               1,737,932
  Other                                                          168,483                 192,763
                                                          ---------------      ------------------
                                                                 294,484               7,091,854
                                                          ---------------      ------------------
Other Property & Investments                                     111,884                  50,816
                                                          ---------------      ------------------
Goodwill                                                         173,874                       -
                                                          ---------------      ------------------
Current Assets
  Cash and temporary cash investments                          2,171,649                 180,919
  Customer accounts receivable                                   190,600                 321,372
  Allowance for uncollectible accounts                           (30,773)                (23,483)
  Other accounts receivable                                      140,795                  43,744
  Special deposits                                                29,843                  95,790
  Accrued revenues                                                52,034                 124,464
  Gas in storage, at average cost                                 93,696                  14,634
  Fuel oil, at average cost                                            -                  32,142
  Materials and supplies, at average cost                         66,045                  54,883
  Deferred federal income taxes                                   75,415                       -
  Other                                                           80,897                  13,807
                                                          ---------------      ------------------
                                                               2,870,201                 858,272
                                                          ---------------      ------------------
Deferred Charges                                                 357,109                  85,702
                                                          ---------------      ------------------
Total Assets                                          $        7,561,274   $          11,900,725
                                                          ===============      ==================

See accompanying Notes to the Condensed Consolidated Financial Statements.


                     MarketSpan Corporation and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (In Thousands of Dollars)


                                                                   June 30,1998           March 31,1998
                                                                -------------------     -------------------
                                                                   (UNAUDITED)              (AUDITED)

CAPITALIZATION AND LIABILITIES
Capitalization
  Common stock                                              $            2,893,883  $            1,706,355
  Retained earnings                                                        890,546                 956,092
  Foreign currency translation adjustment                                   (1,429)                      -
                                                                -------------------     -------------------
     Total common equity                                                 3,783,000               2,662,447
  Preferred stock                                                          448,000                 562,600
  Long-term debt                                                         1,938,033               4,381,949
                                                                -------------------     -------------------
Total Capitalization                                                     6,169,033               7,606,996
                                                                -------------------     -------------------
Regulatory Liabilities                                                      48,746                 389,431
                                                                -------------------     -------------------
Current Liabilities
  Current maturities of long-term debt                                           -                 101,000
  Current redemption requirements of preferred stock                             -                 139,374
  Accounts payable and accrued expenses                                    380,818                 258,701
  Dividends payable                                                         48,824                  58,748
  Accrued taxes                                                             12,359                  34,753
  Customer deposits                                                         29,608                  28,627
  Class settlement                                                          60,000                  60,000
  Accrued interest and other                                                38,268                 146,607
                                                                -------------------     -------------------
                                                                           569,877                 827,810
                                                                -------------------     -------------------

Deferred Credits and Other Liabilities
  Deferred federal income tax                                              328,705               2,539,364
  Class settlement                                                          55,011                  46,940
  Pensions and other postretirement benefits                               139,920                 401,401
  Claims,damages & other reserves                                          135,363                  66,254
  Other                                                                     15,697                  22,529
                                                                -------------------     -------------------
                                                                           674,696               3,076,488
                                                                -------------------     -------------------
Minority Interest in Subsidiary Company                                     98,922                       -
                                                                -------------------     -------------------
Total Capitalization and Liabilities                        $            7,561,274  $           11,900,725
                                                                ===================     ===================

See accompanying Notes to the Condensed Consolidated Financial Statements.



                   MarketSpan Corporation and Subsidiaries es
              UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (In Thousands Except Per Share Amounts)



                                                                      Three Months Ended
                                                          -----------------------------------------
                                                               June 30                June 30
                                                                1998                   1997
                                                          ------------------     ------------------

Revenues
Electric                                                  $             398,052  $             560,086
Gas distribution                                                        153,957                104,402
Gas production                                                           11,713                      -
Other                                                                    18,893                      -
                                                              ------------------     ------------------
Total Revenues                                                          582,615                664,488

Operating Expenses
Fuel and purchased power                                                 91,796                148,586
Purchased gas                                                            64,390                 43,190
Operations                                                              149,416                 94,306
Maintenance                                                              33,639                 27,782
Depreciation, depletion and amortization                                 47,555                 38,893
Electric regulatory amortization                                        (49,819)                 6,317
Other regulatory amortization                                            10,476                 11,043
Operating taxes                                                          97,758                109,324
Federal income taxes (credit)                                           (60,461)                33,867
                                                              ------------------     ------------------
Total Operating Expenses                                                384,750                513,308
                                                              ------------------     ------------------
Operating Income                                                        197,865                151,180

Other Income and (Deductions)
Transaction related expenses                                            (63,651)                     -
Other                                                                   (20,139)                (1,829)
                                                              ------------------     ------------------
Income Before Interest Charges                                          114,075                149,351

Interest Charges                                                         76,825                104,190
                                                              ------------------     ------------------

Net Income                                                               37,250                 45,161
Preferred stock dividend requirements                                    11,216                 12,968
                                                              ------------------     ------------------
Earnings for Common Stock                                 $              26,034  $              32,193
                                                              ==================     ==================


Average Common Shares Outstanding                                       134,166                121,146

Basic and Diluted Earnings Per Common Share               $                0.19  $                0.26
                                                              ==================     ==================



See accompanying Notes to the Condensed Consolidated Financial Statements.


                     MarketSpan Corporation and Subsidiaries
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                            (In Thousands of Dollars)


                                                                           Three Months Ended
                                                                      June 30             June 30
                                                                       1998                1997
                                                                    ------------------------------
Operating Activities

Net Income                                                  $          37,250  $        45,161
Adjustments to reconcile net income to net
      cash provided by operating activities
  Depreciation and amortization                                        47,555           38,893
  Electric regulatory amortization                                    (49,819)          12,298
  Other regulatory amortization                                        10,476           13,052
  Rate moderation component carrying charges                           (6,411)          (5,981)
  Class settlement                                                    (14,988)           4,199
  Amortization of cost of issuing and redeeming securities              3,703            7,934
  Federal income tax - deferred and other                            (181,293)          10,551
  Pensions and other post retirement benefits                          11,269                -
  Other                                                              (155,428)          28,490
Changes in operating assets and liabilities
  Accounts receivable and accrued revenue                              90,418           53,075
  Pensions and other post retirement benefits                        (285,212)               -
  Materials and supplies, fuel oil and gas in storage                  (3,766)         (31,174)
  Accounts payable and accrued expenses                                70,370           33,485
  Accrued taxes                                                       (80,234)          (8,087)
  Accrued interest and other                                           67,486          (27,288)
  Class settlement                                                     23,058          (10,639)
  Special deposits                                                     65,947          (30,285)
                                                               ---------------    -------------
Net Cash Provided by (Used in) Operating Activities                  (349,619)         133,684
                                                               ---------------    -------------

Investing Activities

Construction expenditures                                            (100,199)         (69,219)
Net cash from KeySpan and LILCO transactions                           90,168                -
Proceeds from LIPA transaction                                      2,497,500                -
Shoreham post-settlement costs                                         (6,650)         (11,983)
Miscellaneous investment                                               (1,740)             221
                                                               ---------------    -------------
Net Cash Provided by (Used in) Investing Activities                 2,479,079          (80,981)
                                                               ---------------    -------------

Financing Activities

Proceeds from sale of common stock                                      6,514            4,309
Issuance of preferred stock                                            75,000                -
Redemption of long-term debt                                         (100,000)               -
Issuance of notes payable                                             350,000                -
Redemption of notes payable                                          (350,000)               -
Preferred stock dividends paid                                        (12,926)         (12,968)
Common stock dividends paid                                           (90,353)         (53,844)
Other                                                                 (16,965)            (729)
                                                               ---------------    -------------
Net Cash Used in Financing Activities                                (138,730)         (63,232)
                                                               ---------------    -------------
Net Increase (Decrease) in Cash and Cash Equivalents                1,990,730          (10,529)
                                                               ===============    =============
Cash and cash equivalents at beginning of period            $         180,919  $        64,539
Net Increase (Decrease) in cash and cash equivalents                1,990,730          (10,529)
                                                               ===============    =============
Cash and cash equivalents at end of period                  $       2,171,649  $        54,010
                                                               ===============    =============

See accompanying Notes to the Condensed Consolidated Financial Statements.

                    MARKETSPAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    ORGANIZATION OF THE COMPANY

     MarketSpan Corporation ("Company" or "MarketSpan"), a New York corporation, is filing its first report on Form 10-Q as successor to Long Island Lighting Company ("LILCO"), as a result of the transaction with the Long Island Power Authority ("LIPA") discussed below (the "LIPA Transaction") and following the acquisition of KeySpan Energy Corporation ("KeySpan"). MarketSpan is a utility holding company that has been granted exemption under the Public Utility Holding Company Act of 1935, as amended. As a result of the transaction with LIPA, LILCO became a wholly owned subsidiary of LIPA, a corporate municipality and a political subdivision of New York State. KeySpan, a wholly owned subsidiary of MarketSpan and an exempt utility holding company under the Public Utility Holding Company Act of 1935, as amended, is no longer a registrant under the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended.

      On May 28, 1998, the Company completed two business combinations as a result of which it (i) acquired the non-nuclear electric generating facilities, gas distribution operations and common plant formerly owned by LILCO and entered into long-term service agreements to operate the electric transmission and distribution system acquired by LIPA ; and (ii) acquired KeySpan, the parent company of The Brooklyn Union Gas Company ("Brooklyn Union"), (See Notes to the Condensed Consolidated Financial Statements, Note 2.)

      With the exception of a small portion of Queens County, MarketSpan subsidiaries are the only providers of gas distribution services on Long Island, N.Y. - Nassau, Suffolk, Queens and Kings Counties - with a total population of approximately 6.9 million. Queens and Kings Counties are part of New York City. In addition, MarketSpan subsidiaries provide gas distribution services to Richmond County, a part of New York City, with a total population of approximately .4 million. Brooklyn Union provides gas distribution services to Queens, Kings and Richmond Counties and MarketSpan Gas Corporation, a subsidiary of MarketSpan provides gas distribution services to Nassau and Suffolk Counties and the Rockaway Pennisula in Queens County.

      Prior to May 29, 1998, LILCO conducted its operations as a fully integrated electric generation, transmission and distribution utility in combination with its separate gas distribution operations. Subsequent to the consummation of the LIPA Transaction, MarketSpan through its subsidiary MarketSpan Generation LLC, generates electricity on Long Island, N.Y. for sale to LIPA under a 15 year Power Supply Agreement. Its production operations are conducted at five steam generation facilities and forty-two internal combustion facilities with an aggregate rated generating capacity of 3,978 M.W. Electric transmission and distribution operating services and customer billing services are provided to LIPA by a MarketSpan subsidiary MarketSpan Electric Services LLC, under an eight year Management Service Agreement. Fuel management and procurement services are provided to LIPA under a 15 year Energy Management Agreement by MarketSpan Trading Services LLC, a MarketSpan subsidiary. This Energy Management Agreement also requires that MarketSpan Trading Services LLC provide LIPA with certain system power supply services for a period of eight years. In addition, three years after May 28, 1998, when the transaction with LIPA was consummated, LIPA will have the right for a one year period to acquire the non-nuclear generating assets formally owned by LILCO and currently owned by MarketSpan Generation LLC. The purchase price for such assets would be the fair market value at the time of the exercise of the right, which value will be determined by independent appraisers.

      KeySpan owns significant investments in gas exploration and production operations primarily through The Houston Exploration Company ("THEC"), a 64% owned subsidiary of Brooklyn Union. THEC owns approximately 400 BCFe of natural gas reserves primarily in the Gulf Coast region both onshore and offshore. Moreover, KeySpan subsidiaries own investments accounted for on the equity method, in domestic and international pipeline operations and provide gas marketing and related energy systems installation and management services primarily within the greater New York metropolitan area.

     As a result of the transactions and business combination described above, the composition of MarketSpan's assets and liabilities reflects the monetization of substantial regulatory and other assets previously owned by its predecessor company and a related reduction of financial risk associated with that company. Consequently, the results of operations reported herein may not be indicative of future results or operating trends. Management is exploring opportunities to expand the Company's operations through possible investments and acquisitions, the magnitude and timing of which can not be determined.

2. SALE OF LILCO ASSETS, ACQUISITION OF KEYSPAN AND TRANSFER OF ASSETS AND LIABILITIES TO MARKETSPAN

      On May 28, 1998, pursuant to the Agreement and Plan of Merger, dated as of June 26, 1997, by and among MarketSpan Corporation (formerly known as BL Holding Corp., "MarketSpan"), Long Island Lighting Company, Long Island Power Authority, and LIPA Acquisition Corp. (the "Merger Agreement"), LIPA acquired all of the outstanding common stock of LILCO for $2.4975 billion in cash and thereafter directly or indirectly assumed, certain liabilities including approximately $3.5 billion in debt, as well as approximately $222 million of LILCO's preferred stock. In addition, LIPA reimbursed LILCO $117.5 million related to certain series of preferred stock which were redeemed by LILCO prior to May 28, 1998. Immediately prior to such acquisition, all of LILCO's assets employed in the conduct of its gas distribution business and its non-nuclear electric generation business, and all common assets used by LILCO in the operation and management of its electric transmission and distribution business and its gas distribution business and/or its non-nuclear electric generation business (the "Transferred Assets") were sold to MarketSpan and transferred to the following wholly owned subsidiaries of MarketSpan at MarketSpan's direction: MarketSpan Gas Corporation, MarketSpan Trading Services LLC, MarketSpan Generation LLC, MarketSpan Corporate Services LLC, MarketSpan Utility Services LLC, and MarketSpan Electric Services LLC, each a New York corporation or limited liability company, and MarketSpan Finance Corporation, a Vermont corporation (the "Transfer").

      The consideration for the Transferred Assets consisted of (i) 3,440,625 shares of the common stock of MarketSpan, (ii) 553,000 shares of the Series B preferred stock of MarketSpan, (iii) 197,000 shares of the Series C preferred stock of MarketSpan, and (iv) the assumption by MarketSpan of certain liabilities of LILCO. In connection with the Transfer and prior to the effectiveness of the LIPA Transaction, LILCO sold Series B and C preferred stock for $75 million in a private placement.

      Moreover, all of LILCO's outstanding long-term debt as of May 28, 1998, except for its 1997 Series A Electric Facilities Revenue Bonds due December 1, 2027 which were assigned to MarketSpan, was transferred to LIPA. In accordance with the LIPA Agreement, MarketSpan issued promissory notes to LIPA amounting to $1.078 billion which represents an amount equivalent to the sum of (i) the principal amount of 7.3% Series Debentures due July 15, 1999 and 8.2% Series Debentures due March 15, 2023 outstanding as of May 28, 1998, (ii) an allocation of certain of the

      Authority Financing Notes (such allocation representing the estimate of the amount of debt required to finance certain generation construction requirements), and (iii) the amount by which the net book value of the assets transferred to LIPA at May 28, 1998 was less than $2,500,800,000. The promissory notes contain identical terms as the debt referred to in items (i) and (ii) above.

      On May 28, 1998, immediately subsequent to the LIPA Transaction, KeySpan was merged with and into a subsidiary of MarketSpan, pursuant to an Agreement and Plan of Exchange and Merger, dated as of December 29, 1996, between LILCO and Brooklyn Union. This agreement was amended and restated as of February 7, 1997, June 26, 1997, and September 29, 1997, to reflect certain technical changes and the assignment by Brooklyn Union of all of its rights and obligations under the agreement to KeySpan. On September 29, 1997, KeySpan became the parent company of Brooklyn Union when Brooklyn Union reorganized into a holding company structure.

      As a result of these transactions, holders of KeySpan common stock received one share of MarketSpan common stock, par value $.01 per share, for each share of KeySpan they owned and holders of LILCO common stock received 0.880 of a share of MarketSpan common stock for each share of LILCO they owned. Upon the closing of these transactions, former holders of KeySpan and LILCO owned 32% and 68%, respectively, of the MarketSpan common stock. MarketSpan's common stock and its preferred stock Series AA have been listed on the New York and Pacific Stock Exchanges under the symbol "MN". KeySpan and LILCO common stock are no longer traded.

      The purchase price of $1.223 billion for the acquisition of KeySpan has been allocated to assets acquired and liabilities assumed based upon their estimated fair values. The fair value of the utility assets acquired is represented by their book value which approximates the value recognized by the New York State Public Service Commission ("PSC") in establishing rates for regulated utility services. The estimated fair value of KeySpan's non-utility assets approximates their carrying values.

      MarketSpan has recorded goodwill in the amount of $174 million, including $15 million of LILCO's transaction costs that will not be recovered in gas rates. The $174 million represents the excess of the acquisition cost over the fair value of the net assets acquired, and is being amortized over 40 years as goodwill.

     The following is the comparative unaudited pro forma combined condensed financial information for the twelve months ended June 30, 1998 and 1997. The pro forma disclosures are intended to reflect the results of operations as if the combinations, as discussed above were consummated on the first day of the reporting period. These pro forma disclosures may not be indicative of future results.

                                                         Twelve Months Ended
                                                               June 30
                                                               -------
            Pro Forma Results (in thousands)              1998        1997
            --------------------------------              ----        ----
                 Revenues                              2,375.7     2,447.7
                 Operating Income                        382.1       293.2
                 Net Income                              195.7       204.4
                 E.P.S. (basic and diluted)               1.02        1.08

3.    BASIS OF PRESENTATION

      The financial statements presented herein reflect the consolidated statements of MarketSpan. For financial reporting purposes, LILCO is deemed a predecessor company to MarketSpan pursuant to a purchase accounting transaction, in which KeySpan was acquired. Since the acquisition of KeySpan was accounted for as a purchase, purchase accounting adjustments, including goodwill, have been reflected in the financial statements herein. Further, the financial statements presented reflect the results of operations of LILCO from April 1, 1998 through May 28, 1998 and of MarketSpan from May 29, 1998 through June 30, 1998.

      In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1998, and the results of its operations and cash flows for the three months ended June 30, 1998 and 1997. Certain reclassifications were made to conform prior period financial statements with the current period financial statement presentation. Other than as noted, adjustments were of a normal, recurring nature.

      As permitted by the rules and regulations of the Securities and Exchange Commission ("SEC"), the Condensed Consolidated Financial Statements do not include all of the accounting information normally included with financial statements prepared in accordance with generally accepted accounting principles. Accordingly, the Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Long Island Lighting Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998, the KeySpan Energy

      Corporation Annual Report on Form 10-K for the fiscal year ended September 30, 1997, and the KeySpan Energy Corporation Form 10-Q for the quarter ended December 31, 1997 and March 31, 1998.

      THEC uses the full cost method of accounting for its investment in natural gas and oil properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of natural gas and oil reserves are capitalized into a "full cost pool" as incurred, and properties in the pool are depleted and charged to operations using the unit-of-production method based on the ratio of current production to total proved natural gas and oil reserves. To the extent that such capitalized costs (net of accumulated depreciation, depletion and amortization) less deferred taxes exceed the present value (using a 10% discount rate) of estimated future net cash flows from proved natural gas and oil reserves and the lower of cost or fair value of unproved properties, such excess costs are charged to operations. If a write-down is required, it would result in a charge to earnings but would not have an impact on cash flows from operating activities. Once incurred, a write-down of oil and gas properties is not reversible at a later date even if oil and gas prices increase.

      Natural gas prices declined substantially in the quarter ended June 30, 1998 from prices in effect during the quarter ended March 31, 1998. If prices continue to decline, THEC may be required to write down the carrying value of its natural gas and oil properties depending upon prices and the results of drilling programs during the quarter ended September 30, 1998.

      As of June 30, 1998, THEC estimates, using prices in effect as of such date, that the ceiling limitation imposed under full cost accounting rules on total capitalized natural gas and oil property costs exceeded actual capitalized costs.

      The gas distribution business is influenced by seasonal weather conditions. Annual revenues are substantially realized during the heating season (November 1 to April 30) as a result of the large proportion of heating sales, primarily residential, compared with total sales. Accordingly, results of operations historically are most favorable in the three months ended March 31, with results of operations being next most favorable in the three months ended December 31. Results for the quarter ended June 30 are marginally unprofitable, and losses are usually incurred in the quarter ended September 30.

      The gas utility tariffs of Brooklyn Union and MarketSpan Gas Corporation each contain a weather normalization adjustment that largely offsets shortfalls or excesses of firm net revenues (revenues less gas costs) during a heating season due to variations from normal weather.

      Revenues associated with billings to LIPA for electric generation and related transmission, distribution and delivery services are not affected by weather. Further, the agreement with LIPA includes a provision for MarketSpan to earn in the aggregate approximately $11.5 million plus up to an additional $5 million if certain cost savings are achieved in annual management service fees from LIPA for the management of the LIPA transmission and distribution system and the management of all aspects of fuel and power supply. These agreements also contain certain incentive and penalty provisions which could impact earnings from such agreements.

      Certain statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties and actual results may differ materially from those discussed in such statements. Among the factors that could cause actual results to differ materially are: available sources and cost of fuel, state and federal regulatory initiatives that increase competition, threaten cost and investment recovery, and impact rate structures; the ability of the Company to successfully reduce its cost structure; the degree to which the Company develops non-regulated business ventures; inflationary trends and interest rates; and other risks detailed from time to time in reports and other documents filed by the Company and its predecessors with the Securities and Exchange Commission. For any of these statements, the Company claims the protection of the safe harbor for forward-looking information contained in the Private Securities Litigation Reform Act of 1995, as amended.

4.    REGULATORY ASSETS

      MarketSpan's regulated subsidiaries are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation". Regulatory assets arise from the allocation of costs and revenues to accounting periods for utility ratemaking purposes differently from bases generally applied by nonregulated companies. Regulatory assets are recognized in accordance with SFAS-71.

      MarketSpan's regulatory assets of $294.5 million are primarily comprised of net regulatory tax assets, transaction costs associated with the combinations and certain environmental remediation and investigation costs. In the opinion of management, regulatory assets are fully recoverable in rates. However, the Company continually assesses the applicability of SFAS-71 to its operations both severally and as a whole.

      In the event that the provisions of SFAS-71 were no longer applicable, the Company estimates that the related write-off could result in a charge to net income of approximately $159.7 million (excluding corresponding credits) or approximately $1.19 per share of common stock which would be classified as an extraordinary item.

                    MARKETSPAN CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Operating Results
-----------------

The following is a summary of items affecting comparative earnings and a discussion of the material changes in revenues and expenses during the following periods:

(1)   Three Months ended June 30, 1998 vs. Three Months ended
      June 30, 1997.

To enhance the comparative disclosures, selected proforma information for the twelve months ended June 30, 1998 vs June 30, 1997 is provided in Note 2 of Notes to the Condensed Consolidated Financial Statements.

Results for the quarter ended June 30, 1998 include operations of LILCO's former gas and electric business for the period April 1, 1998 through May 28, 1998. Results for MarketSpan Gas Corporation, the electric supply and management agreements with LIPA, and KeySpan are reflected for the period May 29, 1998 through June 30, 1998. (See below under Utility Rate and Regulatory Matters for a description of the various agreements with LIPA.) As required under purchase accounting, results for the period ended June 30, 1997, reflect results of the former LILCO as previously reported, and do not include results of KeySpan.

Earnings
--------

Consolidated earnings for the first quarter ended June 30, 1998 were $26.0 million, or $0.19 per share, compared to $32.2 million, or $0.26 per share, in the corresponding period last year. In the period ended June 30, 1998, the Company absorbed substantial costs related to the LIPA Transaction. The adverse effect of these one time charges was offset by realizing certain federal income tax deductions related to the funding of post employment benefits for employees. In addition, the amortization of the Rate Moderation Component changed significantly during the quarter, resulting in a favorable effect to earnings. Due to the LIPA Transaction, the Rate Moderation Component is no longer in effect. Moreover, the Company will be initiating a special retirement program and exploring a voluntary severance program as part of the overall plan to realize the $1 billion of operating synergy savings already reflected in both utility tariff rates and contracts with LIPA. These programs, if adopted, will result in additional one time charges during the current year.

Earnings for the quarter ended June 30, 1998 also include KeySpan's net loss of $9 million for the period May 29, 1998 through June 30, 1998. This loss was primarily attributable to the seasonality of the gas distribution business. The weighted average number of common shares outstanding used in the calculation of earnings per share for the quarter ended June 30, 1998 reflect the issuance of common stock to consummate the business combination effective on May 29, 1998.

Revenue Summary
---------------

Utility firm gas and transportation sales volumes for the quarter ended June 30, 1998, were 14,088 MDTH, compared to 10,097 MDTH in the corresponding period last year. Total gas throughput, which includes sales to interruptible customers, was 21,407 MDTH for the quarter ended June 30, 1998, compared to 13,326 MDTH in the corresponding period last year. Sales for the quarter ended June 30, 1997 do not include sales made by KeySpan.

The revenues of the Company were significantly affected as a result of the LIPA and KeySpan Transactions. Below are the Company's revenues for the three months ended June 30, 1998 and 1997. (Note 2 of Notes to the Condensed Consolidated Financial Statements includes proforma information for the twelve months ended June 30, 1998 and 1997.)

                                       Three Months Ended June 30,
                                       --------------------------
                                              (In Millions)
                                          1998        1997
                                          ----        ----
MarketSpan Gas Revenues:
      Gas Distribution                  $154.0       $104.4
      Gas Production - THEC               11.7          -
MarketSpan Electric Revenues:
      LIPA Service Agreements             68.1          -
      Electric Services                  329.9        560.1
Other Revenues                            18.9          -
                                          ----         ----
TOTAL REVENUES                          $582.6       $664.5
                                        ======       ======

Gas Distribution and Production Revenues
----------------------------------------

Gas  distribution  revenues  for 1998 include  MarketSpan  Gas  Corporation  and
KeySpan revenues covering the period May 29, 1998 through June 30, 1998 and LILCO's former gas business revenues covering the period April 1, 1998 through May 28, 1998. Included in the gas production revenues for 1998 are THEC revenues covering the period May 29,1998 through June 30, 1998. For the comparable 1997 period, included in gas distribution revenues is MarketSpan Gas Corporation (formerly LILCO) revenues covering the period April 1, 1997 through June 30,

1997. Pursuant to purchase accounting requirements, the comparative June 1997 quarter does not include revenues for KeySpan.

The increase in gas distribution and production revenues of approximately $61.3 million for the three months ended June 30, 1998 when compared to the same period in 1997, was principally the result of the inclusion in 1998 of revenues generated by KeySpan for the period May 29, 1998 through June 30, 1998.

Electric Revenues
-----------------

Electric revenues in 1998 include revenues under various LIPA Service Agreements covering the period May 29, 1998 through June 30, 1998 and electric service revenues covering the period April 1, 1998 through May 28, 1998. For the comparable 1997 period, revenues include electric service revenues covering the period April 1, 1997 through June 30, 1997.

The decrease in electric revenues of approximately $162.1 million for the three months ended June 30, 1998 when compared to the same period in 1997, was the result of the LIPA Transaction which was consummated on May 28, 1998. Prior to the LIPA Transaction, LILCO provided fully integrated electric services to Long Islanders. Included within the rates charged to customers was a return on the capital investment in the generation and transmission and distribution (T&D) assets required to operate the system, as well as recovery of the electric business costs to operate the system, including interest. Upon completion of the LIPA Transaction, the nature of the Company's electric activities has changed from that of an owner of an integrated electric system, with a significant capital investment to a new role as an owner of only the generation capacity system and as a manager of the T&D system. In its new role, the Company's capital investment is significantly reduced and accordingly, its revenues under the LIPA contracts reflect that reduction. Revenues after May 28, 1998 reflect the LIPA Service Agreements which contribute marginally to earnings.

Revenues resulting from the LIPA Service Agreements include the following:

Revenues realized under the Management Services Agreement(MSA) were approximately $38 million for the period ended June 30, 1998 and are derived from the performance of the day-to-day operation and maintenance of the T&D system and the management of LIPA's interest in the Nine Mile Point Nuclear Power Station, Unit 2 (NMP2).

Revenues under the Power Supply Agreement (PSA) were approximately $27 million for the period ended June 30, 1998 and are derived from the sale of capacity from MarketSpan's generating facilities.

Revenues under the Energy Management Agreement (EMA) were approximately $3 million resulting from the management of fuel supplies for LIPA to fuel
MarketSpan's generating facilities, energy purchases on a least-cost basis, off-system sales of output from MarketSpan's generating facilities and other power supplies either owned or under contract to LIPA.

See Utility Rate and Regulatory Matters - Electric Operations for a more detailed description of each of these agreements.

Other Revenues
--------------

Other revenues include revenues from KeySpan's energy management subsidiary, earnings from the investment of the proceeds from the LIPA Transaction, and equity investments of KeySpan covering the period May 29, 1998 through June 30 , 1998. Pursuant to purchase accounting requirements, the comparative June 1997 quarter does not include KeySpan.


Operating Expenses
------------------

For the three months ended June 30, 1998, purchased gas costs reflect the seasonal nature of domestic heating consumption. Further, such costs reflect activity of Brooklyn Union for the period May 29, 1998 through June 30, 1998.

For the three months ended June 30, 1998, electric fuel expense decreased primarily as a result of the LIPA Transaction. In accordance with the terms of the EMA, on May 29, 1998, LIPA began paying for the fuel and purchased power necessary to provide for electric system requirements.

Other operating expenses reflect the effects of the business combination and the LIPA Transaction. These expenses have increased this quarter as compared to last year due to the addition of KeySpan operations and one time charges associated with the LIPA Transaction. Federal income taxes reflect the benefit of certain tax deductions taken prior to the LIPA Transaction and are related primarily to the funding of other post employment benefits.

Other Income and Deductions
---------------------------

Transaction related expenses are primarily non-recurring charges associated with the LIPA Transaction. Specifically these charges relate to severance payments to certain former officers of LILCO, amounting to approximately $22.5 million, and LIPA Transaction costs and certain payments made to LIPA upon the closing of the transaction amounting to approximately $41.2 million. Other deductions primarily reflect a charge to earnings to reflect an updated present value of the remaining payments under the Class Settlement.

Rate Moderation Component
-------------------------

Prior to the LIPA Transaction, the Rate Moderation Component (RMC), included within the electric regulatory amortizations, represented the difference between the Company's revenue requirements under conventional ratemaking and the revenues provided by its electric rate structure. The RMC was adjusted for the operation of the Company's Fuel Moderation Component (FMC) mechanism and the difference between the Company's share of actual operating costs at NMP2 and amounts provided for in electric rates.

In April 1998, the PSC authorized a revision to the Company's method of recording its monthly RMC amortization. Prior to this revision, the amortization of the annual level of RMC was recorded monthly on a straight-line, levelized basis over the Company's rate year, which runs from December 1 to November 30. However, electric revenue requirements fluctuated from month to month based upon consumption, which was greatly affected by the effects of weather. Under this revised method, which was effective for the period December 1, 1997 through May 28, 1998, the monthly amortization of the annual RMC level varied based upon each month's forecasted revenue requirements, which more closely aligned such amortization with the Company's cost of service. As a result of this change, for the period April 1, 1998 through May 28, 1998, the Company recorded approximately $51.5 million more of non-cash RMC credits to income (representing accretion of the RMC balance), or $33.5 million net of tax, representing $.25 per share more than it would have under the previous method.

Dividends and Financial Condition (Liquidity)
---------------------------------------------

On June 26, 1998, the Board of Directors declared a common stock dividend of 30 cents per share payable on August 1, 1998 to shareholders of record on July 15, 1998. This dividend is a prorated portion for approximately two months of a dividend of $1.78 per share, annually. Hence, common stock dividend payments for August 1, 1998 amount to $47.1 million equivalent to an annual requirement of $282.5 million. Based on recent market prices, the dividend yield on the Company's common stock approximates 6.5%. The Company is currently paying the dividend at an annual rate of $1.78 per common share. The dividend rate will be reviewed annually by the Board of Directors and is scheduled for review sometime within the quarter that will end June 30, 1999. However, the amount and timing of all dividend payments is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations , financial conditions and other factors. In addition, on August 4, 1998, the Company announced that the Board of Directors declared a quarterly dividend on the Company's 7.95% Preferred Stock Series AA of $.49 per share payable on September 1, 1998 to shareholders of record on August 19, 1998. This dividend declaration amounts to approximately $7.2 million. The annual dividend rate is $1.98 per share and amounts to approximately $28.9 million.

At June 30, 1998, various MarketSpan subsidiaries had available lines of credit. KeySpan's available bank lines of credit, which secure the issuance of commercial paper, amounted to $100 million. The lines of credit are available to KeySpan and its principal subsidiary Brooklyn Union. These lines of credit were increased to $150 million on July 1, 1998. In addition, THEC had an available line of credit of $135 million. In March 1998, THEC issued $100 million of 8.625% Senior Subordinate Notes due 2008. These notes are subordinate to borrowings under THEC's line of credit.

Prior to the business combination, LILCO had available through October 1, 1998, $250 million under its Revolving Credit Agreement (1989 RCA), of which $100 million was borrowed for interim financing. In addition, MarketSpan had a bridge loan of $250 million to fund certain obligations for postretirement benefits other than pensions. Upon the effectiveness of the LIPA Transaction, all borrowings were repaid and the 1989 RCA was terminated.

As a result of the LIPA Transaction, the Company has a significant amount of cash which it intends to use for, among other things, investment in energy related businesses and repurchase of shares of its common stock. On August 3, 1998, the Company announced that the Board of Directors authorized the purchase of up to 10 percent of the Company's outstanding common stock, or approximately 15 million shares, through open market purchases. Purchases are expected to commence on August 17, 1998.

Pursuant to the PSC's order dated February 5, 1998 and April 14, 1998 approving the business combination, Brooklyn Union's and MarketSpan Gas Corporation's ability to pay dividends is conditioned upon maintenance of a utility capital structure with debt not exceeding 55% and 58%, respectively, of total utility capitalization. In addition, the level of dividends paid by both utilities may not be increased from current levels if a 40 basis point penalty is incurred under the customer service performance program.

Utility Rate and Regulatory Matters
-----------------------------------


Gas Operations

In 1997, Brooklyn Union and LILCO filed a joint petition with the PSC seeking PSC approval, under section 70 of the New York Public Service Law, of the combination by which KeySpan and LILCO each would become subsidiaries of a newly-formed holding company MarketSpan (or if the transaction with LIPA was also consummated KeySpan and certain other entities would become subsidiaries of MarketSpan). (See Notes to the Condensed Consolidated Financial Statements, Note 2., "Sale of LILCO Assets, Acquisition of KeySpan, and Transfer of Assets and Liabilities to MarketSpan".) In addition, the petition proposed $1.0 billion of efficiency savings, excluding gas costs, attributable to operating synergies that are expected to be realized over the 10 year period following the combination, be allocated to ratepayers net of transaction costs. In December 1997, Brooklyn Union, LILCO, the Staff of the Department of Public Service and six other parties entered into a Settlement Agreement (Stipulation) resolving all issues among them in the proceeding and, by order dated February 5, 1998 and April 14, 1998 the PSC approved the Stipulation.

Under the Stipulation, effective May 29, 1998, Brooklyn Union's base rates to core customers were reduced by $23.866 million annually. In addition, Brooklyn Union is now subject to an earnings sharing provision pursuant to which it will be required to credit core customers with 60% of any utility earnings up to 100 basis points above certain threshold returns on equity levels over the term of the rate plan (other than any earnings associated with discrete incentives) and 50% of any utility earnings in excess of 100 basis points above such threshold levels. The threshold levels are 13.75% in rate year 1998, 13.50% in rate years 1999 through 2001, and 13.25% in rate year 2002. A safety and reliability incentive mechanism was implemented on the consummation date of the combination, with a maximum 12 basis point pretax return on equity penalty if Brooklyn Union fails to achieve certain safety and reliability performance standards. With the exception of the simplification of the customer service performance standards, the Brooklyn Union rate plan approved by the PSC in September 1996 remains unchanged. Any gas cost savings allocable to Brooklyn Union resulting from the combination will be reflected in rates to utility customers as those savings are realized.

The Stipulation also eliminated and relaxed many restrictions contained in the September 1996 settlement agreement, by which the PSC approved Brooklyn Union's reorganization into a holding company form, in such areas as affiliate transactions; use of the name and reputation of Brooklyn Union by unregulated affiliates; common officers of the holding company, the utility subsidiaries and unregulated subsidiaries; dividend payment restrictions; and the composition of the Board of Directors of Brooklyn Union.

Also under the Stipulation, a three-year gas rate plan was implemented for MarketSpan Gas Corporation which provides for, among other things, an estimated reduction in customers' bills of approximately 3.9%, including fuel savings, through at least November 30, 2000. This gas rate reduction will occur in three phases as follows: (i) a reduction in base rates of approximately $12.2 million to reflect decreases in MarketSpan Gas Corporation's gas cost of service effective on February 5, 1998; (ii) a base rate reduction of approximately $6.2 million associated with non-fuel savings related to the combination effective on May 28, 1998 and (iii) an expected reduction in the Gas Adjustment Clause (GAC) to reflect annual fuel savings associated with the transaction estimated at approximately $4.0 million, the actual level of which will be reflected in rates if and when they actually materialize. MarketSpan Gas Corporation is subject to an earnings sharing provision pursuant to which it is required to credit to core/firm customers 60% of any utility earnings in any rate year up to 100 basis points above 11.10% and 50% of any utility earnings in excess of 12.10%. Both a customer service and a safety and reliability incentive performance program was implemented effective December 1, 1997 with maximum pre-tax return on equity penalties of 40 and 12 basis points, respectively, if MarketSpan Gas Corporation fails to achieve certain performance standards in these areas.

Electric Operations

MarketSpan, through its subsidiaries, provides services to LIPA under the following agreements:

MANAGEMENT SERVICES AGREEMENT (MSA) MarketSpan Electric Services LLC ("MES"), will manage the day-to-day operations, maintenance and capital improvements of the T&D system. LIPA will exercise control over the performance of the T&D system through specific standards for performance and incentives to MarketSpan. In exchange for providing the services, MES will earn a $10 million management fee and will be operating under a contract which provides certain incentives and imposes certain penalties based upon its performance. Annual service incentives, excluding cost related incentives and penalties under the MSA can reach $7 million if certain targets are met or exceeded. MES can earn certain incentives for cost reductions associated with its fixed fee to LIPA. These incentives provide for MES to earn up to 100% of its cost reductions on the first $5 million in reductions and earn up to 50% of each additional cost reductions up to 15% of the total cost budget, thereafter all savings accrue to LIPA. With respect to cost overruns, MES absorbs the first $15 million of overruns, with a sharing of overruns above $15 million. There are certain limitations on the amount of cost sharing of overruns.

POWER SUPPLY AGREEMENT (PSA)
MarketSpan  Generation  LLC  will  sell to LIPA all of the  capacity  and to the extent requested, energy from the Company's existing oil and gas-fired generating plants. Sales of capacity and energy are made with rates approved by the Federal Energy Regulatory Commission(FERC). Initial rates that were accepted by FERC were implemented on May 29, 1998. The rates may be modified in the future in accordance with the terms of the PSA for (i) agreed upon labor and expense indices applied to the base year (ii) a return of and on net capital additions required for the generating facilities and (iii) reasonably incurred expenses that are outside the control of MarketSpan Generation LLC. The PSA provides incentives and penalties that can total $4 million annually for the maintenance of the output capability of the generating facilities.

ENERGY MANAGEMENT AGREEMENT (EMA) The EMA provides for MarketSpan Trading Services LLC ("MTS") to procure and manage fuel supplies for LIPA to fuel the generating facilities under contract to it and perform off-system capacity and energy purchases on a least-cost basis to meet LIPA's needs. In exchange for these services MTS earns an annual fee of $1.5 million. In addition, MTS will make off-system sales of output from the generating facilities and other power supplies either owned or under contract to LIPA. LIPA is entitled to two-thirds of the profit from any off-system energy sales arranged by the MarketSpan Trading Services LLC. The EMA provides incentives and penalties that can total $7 million annually for performance related to fuel purchases and off-system power purchases.

Environmental Matters
---------------------

The Company is subject to various Federal, State and local laws and regulatory programs related to the environment. These environmental laws govern both the normal, ongoing operations of the Company as well as the cleanup of historically contaminated properties. Ongoing environmental compliance activities, which historically have not been material, are integrated with the Company's regular operation and maintenance activities. The Company is currently reviewing the environmental liabilities of its subsidiaries. As of June 30, 1998 the Company had an accrued liability of approximately $103 million representing the previously estimated minimum costs associated with investigation and remediation at former manufactured gas plant sites. (See Notes to the Condensed Consolidated Financial Statements, Note 4., "Regulatory Assets".)

Computer Software, Year 2000 Issue
----------------------------------

The Company has evaluated the extent to which modifications to its computer software and database will be necessary to accommodate the Year 2000. The Company's computer systems are generally based on two digits and will require some additional programming to recognize the start of the new millennium. In 1996, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus, EITF Issue No. 96-14, that internal and external costs specifically associated with modifying internal-use computer software for the Year 2000 should be charged to expense as incurred.

A corporate-wide program has been established to review all software, hardware and associated compliance plans. The readiness of suppliers and vendor systems is also under review. At this time, no estimate can be made of the effect, if any, of Year 2000 problems on supplies and service providers. Contingency and business continuation plans are being prepared and will be reviewed periodically.

The Company expects to spend approximately $16.3 million to address the Year 2000 issue. As of June 30, 1998, $7.1 million has been expended in investigating and modifying software. This effort is scheduled to continue into 1999 with completion expected at the end of June 30, 1999.

The Company believes that, with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed on time, the Year 2000 Issue could have a material adverse impact on the operations of the Company.

The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

Risk Management
---------------

The Company's utility and gas exploration and production subsidiaries employ derivative financial instruments, such as natural gas and oil futures, options and swaps, for the purpose of hedging exposure to commodity price risk. The value at risk of the related positions as measured by the maximum adverse price movement in a single day is not material.

The Company's subsidiaries are exposed to credit risk in the event of nonperformance by counterparties to derivative contracts, as well as nonperformance by the counterparties of the transactions against which they are hedged. The Company believes that the credit risk related to the futures, options and swap instruments is no greater than that associated with the primary commodity contracts which they hedge, as the instrument contracts are with major investment grade financial institutions, and that elimination of the price risk lowers the Company's overall business risk.

New Financial Accounting Standards
----------------------------------

The Financial Accounting Standards Board has recently issued the following accounting standards: Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128); Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130); Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS No. 131); Statement of Financial Accounting Standards No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits(SFAS No.132)";and Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No.133).

The Company has adopted SFAS No. 128 and SFAS No. 130. As computed in accordance with the requirements of SFAS No. 128 there is no difference between basic and diluted earnings per share amounts. Further, a separate line item has been included in the Balance Sheet for disclosure of comprehensive income as per the requirements of SFAS No. 130. The Company will adopt SFAS No. 131 and SFAS No. 132 for its current year end reporting. The Company will adopt SFAS No. 133 in fiscal year 2000. The Company does not expect any material effect from the adoption of these statements.

Part II. Other Information
--------------------------


Item 1. Legal Proceedings
-------------------------

Subsequent to the closing of the transactions with LIPA and KeySpan on May 28, 1998, former shareholders of LILCO commenced 13 class action lawsuits against one or more of LILCO, each of the former officers and directors of LILCO and MarketSpan. The suits generally allege that in connection with certain payments LILCO had determined were payable in connection with the LIPA and KeySpan transaction to LILCO's chairman, and to former officers of LILCO (the "Payments") (1) the named defendants breached their fiduciary duty owed to LILCO and KeySpan former and/or current MarketSpan shareholders as a result of the Payments (2) the former directors and officers of LILCO intended to defraud such shareholders by means of manipulative, deceptive and wrongful conduct, including materially inaccurate and incomplete news reports and filings with the Securities and Exchange Commission; and (3) the former officers of LILCO derived an improper economic benefit as a result of their breach of fiduciary duty.

In addition, three MarketSpan shareholder derivative actions have been commenced pursuant to which such shareholders seek the return of Payments or damages resulting from among other things, an alleged breach of fiduciary duty on the part of the former LILCO officers and directors.

A class action lawsuit has also been filed by the County of Suffolk on behalf of Suffolk County ratepayers against LILCO's former officers and/or directors. The County of Suffolk alleges that the Payments were improper, and seeks to recover the Payments for the benefit of ratepayers.

Finally, two class action securities suits were filed alleging that certain officers and directors of LILCO violated the federal securities laws by failing to properly disclose that the transactions with LIPA and KeySpan would trigger the Payments.

MarketSpan believes the allegations in the suits are entirely without merit, and is determined to defend the actions vigorously. Under the terms of the LIPA Agreement, MarketSpan has assumed all indemnification obligations LILCO may have to its former officers and directors and has agreed to indemnify LILCO for certain liabilities relating to LILCO's activities prior to the closing of the transaction with LIPA, including the activity relating to the Payments.

In addition, certain related proceedings have been commenced relating to the Payments and disclosure made by LILCO with respect thereto. These proceedings include investigations by the New York State Attorney General, the New York State Public Service Commission and LIPA, hearings conducted by a committee of the New York State assembly, and an informal, non-public inquiry by the SEC. At this time the Company is unable to determine the outcome of these proceedings.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits

          (3) Certificate of Incorporation filed April 16, 1998, Amendment to Certification of Incorporation filed May 26, 1998 and Amendment to Certificate of Incorporation filed June 1, 1998.

          (10) Retirement   Agreement   between   the  Company  and  William  J.
               Catacosinos dated July 31, 1998.

          (27) Financial Data Schedule.


(b) Reports on Form 8-K

   On June 12, 1998 the Company filed a report on Form 8-K providing disclosure applicable to: the transaction between Long Island Lighting Company and Long Island Power Authority; the formation of MarketSpan Corporation; the merger of KeySpan Energy Corporation with and into a subsidiary of MarketSpan Corporation and the commencement of lawsuits against one or more of LILCO, each of the former officers and directors of LILCO and MarketSpan. The report on Form 8-K also contained pro forma financial information as of and for the twelve months ended March 31, 1998.

   On August 5, 1998 the Company filed a report on Form 8-K providing disclosure applicable to: the resignation of Dr. William J. Catacosinos as Chairman and Chief Executive Officer and as a director; the Board of Directors authorization to purchase up to 10% of the Company's outstanding common stock or approximately 15 million shares, through open market purchases; and the decision of Company's subsidiary, KeySpan Energy Development Corporation, to enter into a joint venture with Duke Energy Corporation and the Williams Companies in developing the Cross Bay(sm) pipeline to transport gas from existing interstate pipelines in New Jersey to New York City and Long Island.

                    MARKETSPAN CORPORATION AND SUBSIDIARIES

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.



                               MARKETSPAN CORPORATION
                               (Registrant)

Date August 13, 1998           /s/ Craig G. Matthews
                               -------------------------------
                                 Craig G. Matthews
                                 Executive Vice President and
                                 Chief Financial Officer


Date August 13, 1998           /s/ Joseph E. Fontana
                               ------------------------------
                                 Joseph E. Fontana
                                 Vice President, Controller and
                                 Chief Accounting Officer