Form 10-Q
period 1998-09-30
MARKETSPAN CORP
filed 1998-11-16
CIK 1062379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                    Form 10-Q
(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended       September 30, 1998

                                        OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from      to

                         Commission file number 1-14161
                             MARKETSPAN CORPORATION
            (Exact name of Registrant as specified in its charter)

             New York                        11-3431358
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)          Identification No.)

     175 East Old Country Road, Hicksville, New York   11801
     One MetroTech Center, Brooklyn, New York          11201
     (Address of principal executive offices)          (Zip Code)

                           (516) 755-6650 (Hicksville)
                            (718) 403-1000 (Brooklyn)
              (Registrant's telephone number, including area code)

                                      NONE
        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class of Common Stock        Outstanding at November 9, 1998
      $.01 par value                146,693,554

                    MARKETSPAN CORPORATION AND SUBSIDIARIES

                                      INDEX

Part I.     FINANCIAL INFORMATION                           Page No.

            Condensed Consolidated Balance Sheet                  -
            September 30, 1998 and March 31, 1998                 3

            Condensed Consolidated Statement of Income            -
            Three and Six Months Ended September 30,
            1998 and 1997                                         5

            Condensed Consolidated Statement of Cash Flows        -
            Six Months Ended September 30,1998 and 1997           6

            Notes to Condensed Consolidated Financial
            Statements                                            7

            Management's Discussion and Analysis of Results
            of Operations and Financial Condition                14

            Risk Management                                      30

Part II. OTHER INFORMATION

            Item 1 - Legal Proceedings                           33

            Item 5 - Other Information                           34

            Item 6 - Exhibits and Reports on Form 8-K            35


Signature                                                        37

                                           MARKETSPAN CORPORATION AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED BALANCE SHEET
                                                  (IN THOUSANDS OF DOLLARS)




                                                                               SEPTEMBER 30, 1998               MARCH 31, 1998
                                                                             ----------------------        -----------------------
                                                                                   (UNAUDITED)                      (AUDITED)
ASSETS
PROPERTY
  Electric -utility                                                    $               1,096,773   $                4,049,629
  Gas-utility                                                                          3,185,575                    1,233,281
  Common and other                                                                       425,670                      409,029
  Accumulated depreciation                                                            (1,456,073)                  (1,877,858)
  Gas exploration and production, at cost                                                853,762                            -
  Accumulated depletion                                                                 (296,850)                           -
                                                                           ----------------------      -----------------------
                                                                                       3,808,857                    3,814,081
                                                                           ----------------------      -----------------------

OTHER PROPERTY & INVESTMENTS                                                             118,848                       50,816
                                                                           ----------------------      -----------------------

REGULATORY ASSETS
  Base financial component, net                                                                -                    3,155,334
  Rate moderation component                                                                    -                      434,004
  Shoreham post-settlement costs                                                               -                    1,005,316
  Shoreham nuclear fuel                                                                        -                       66,455
  Unamortized cost of issuing securities                                                   5,830                      159,941
  Postretirement benefits other than pensions                                             50,772                      340,109
  Regulatory tax asset                                                                    65,484                    1,737,932
  Other                                                                                  175,462                      192,763
                                                                           ----------------------      -----------------------
                                                                                         297,548                    7,091,854
                                                                           ----------------------      -----------------------

CURRENT ASSETS
  Cash and temporary cash investments                                                  1,756,876                      180,919
  Customer accounts receivable                                                           111,061                      321,372
  Other accounts receivable                                                              292,755                       43,744
  Allowance for uncollectible accounts                                                   (25,115)                     (23,483)
  Special deposits                                                                       131,154                       95,790
  Accrued revenues                                                                        42,839                      124,464
  Gas and fuel oil in storage, at average cost                                           149,797                       46,776
  Materials and supplies, at average cost                                                 62,150                       54,883
  Other                                                                                  184,040                       13,807
                                                                           ----------------------      -----------------------
                                                                                       2,705,557                      858,272
                                                                           ----------------------      -----------------------
DEFERRED CHARGES
  Goodwill                                                                               175,030                            -
  Other                                                                                  418,787                       85,702
                                                                           ----------------------      -----------------------
                                                                                         593,817                       85,702
                                                                           ----------------------      -----------------------

                                                                           ----------------------      -----------------------
TOTAL ASSETS                                                           $               7,524,627   $               11,900,725
                                                                           ======================      =======================



See accompanying Notes to the Condensed Consolidated Financial Statements.



                                           MARKETSPAN CORPORATION AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED BALANCE SHEET
                                                  (IN THOUSANDS OF DOLLARS)




                                                                            SEPTEMBER 30, 1998             MARCH 31, 1998
                                                                           ----------------------      -----------------------
                                                                                (UNAUDITED)                  (AUDITED)


CAPITALIZATION AND LIABILITIES

CAPITALIZATION
  Common stock , authorized 450,000,000 shares
  outstanding 155,227,254 and 121,680,759 shares,
  respectively stated at                                               $               2,973,704   $                1,707,559
  Retained earnings                                                                      722,293                      956,092
 Treasury stock purchased                                                               (101,483)                      (1,204)
  Foreign currency translation adjustment                                                   (569)                           -
                                                                           ----------------------      -----------------------
     Total common equity                                                               3,593,945                    2,662,447
  Preferred stock                                                                        448,000                      562,600
  Long-term debt                                                                       1,544,065                    4,381,949
                                                                           ----------------------      -----------------------
TOTAL CAPITALIZATION                                                                   5,586,010                    7,606,996
                                                                           ----------------------      -----------------------

REGULATORY LIABILITIES                                                                    49,373                      389,431
                                                                           ----------------------      -----------------------

CURRENT LIABILITIES
  Current maturities of long-term debt                                                   397,000                      101,000
  Current redemption requirements of preferred stock                                           -                      139,374
  Accounts payable and accrued expenses                                                  548,734                      258,701
  Dividends payable                                                                       71,866                       58,748
  Taxes accrued                                                                            1,922                       34,753
  Customer deposits                                                                       29,150                       28,627
  Class Settlement                                                                        60,000                       60,000
  Interest accrued                                                                        17,527                      146,607
                                                                                                       -----------------------
                                                                           ----------------------      -----------------------
                                                                                       1,126,199                      827,810
                                                                           ----------------------      -----------------------

DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred federal income tax                                                            341,428                    2,539,364
  Class Settlement                                                                        31,037                       46,940
  Pensions and other postretirement benefits                                             140,833                      401,401
  Claims, damages & other reserves                                                       138,085                       66,254
  Other                                                                                   12,005                       22,529
                                                                           ----------------------      -----------------------
                                                                                         663,388                    3,076,488
                                                                           ----------------------      -----------------------
MINORITY INTEREST IN SUBSIDIARY COMPANY                                                   99,657                            -
                                                                           ----------------------      -----------------------
TOTAL CAPITALIZATION AND LIABILITIES                                   $               7,524,627   $               11,900,725
                                                                           ======================      =======================

See accompanying Notes to the Condensed Consolidated Financial Statements.


                     MARKETSPAN CORPORATION AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF INCOME
               (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)



                                                                    THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                               -----------------------------    ----------------------------------

                                                                SEPTEMBER 30,   September 30,     SEPTEMBER 30,        September 30,
                                                                    1998            1997             1998                  1997
                                                               -------------  --------------    --------------      --------------


      REVENUES
      Electric distribution                                   $            -   $    790,331    $   330,080         $     1,350,417
      Electric generation and services                               171,621              -        239,593                  -
      Gas distribution                                               200,595         62,078        353,121                 166,480
      Gas production                                                  30,545              -         42,258                       -
      Other                                                           23,497              -         30,192                       -
                                                                  -----------    -----------     ----------          -------------
      Total Revenues                                                 426,258        852,409        995,244               1,516,897

      OPERATING EXPENSES
      Fuel and purchased power                                             -        180,926         91,796                 329,512
      Purchased gas                                                   59,994         25,740        124,384                  68,931
      Operations                                                     215,936         87,502        365,352                 181,808
      Maintenance                                                     37,152         26,885         70,791                  54,667
      Depreciation, depletion and amortization                        60,090         39,268        107,645                  78,162
      Regulatory and other amortizations                                   -         40,785        (39,343)                 6,134
      Operating taxes                                                 77,807        122,337        175,565                 231,660
      Federal income taxes (credit)                                  (16,191)        86,354        (76,652)                119,332
                                                                  -----------    -----------     ----------          -------------
      Total Operating Expenses                                       434,788        609,797        819,538               1,130,206
                                                                  -----------    -----------     ----------          -------------
      OPERATING INCOME                                                (8,530)       242,612        175,706                 386,691

      OTHER INCOME AND (DEDUCTIONS)
      Transaction related expenses                                         -              -        (63,651)                      -
      Interest and other                                              30,650          2,261         24,140                   6,483
                                                                  -----------    -----------     ----------             ----------
      INCOME BEFORE INTEREST CHARGES                                  22,120        244,873        136,195                 393,174

      INTEREST CHARGES                                                39,776        100,489        116,601                 203,628
                                                                  -----------    -----------     ----------          -------------

      NET INCOME (LOSS)                                              (17,656)       144,384         19,594                 189,546
      Preferred stock dividend requirements                            8,694         12,948         19,910                  25,917
                                                                  -----------    -----------     ----------          -------------
      EARNINGS (LOSS) FOR COMMON STOCK                        $      (26,350)  $    131,436    $      (316)        $       163,629
                                                                  ===========    ===========     ==========          =============


      AVERAGE COMMON SHARES OUTSTANDING(000)                         157,328        121,341        145,747                 121,244

      BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE      $        (0.17)  $       1.09    $     (0.00)        $          1.35
                                                                  ===========    ===========     ==========          =============



      See accompanying Notes to the Condensed Consolidated Financial Statements.



                                           MARKETSPAN CORPORATION AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                         (UNAUDITED)
                                                  (IN THOUSANDS OF DOLLARS)


                                                                                                  Six Months Ended
                                                                                       September 30              September 30
                                                                                            1998,                    1997,
                                                                                 ------------------------------------------------
OPERATING ACTIVITIES

Net Income                                                              $                  19,594  $               189,546
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
      CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
  Depreciation and amortization                                                           107,645                   78,162
  Regulatory and other amortizations                                                      (45,726)                  66,134
  Rate moderation component carrying charges                                               (6,411)                 (11,914)
  Amortization of cost of issuing and redeeming securities                                  5,584                   14,948
  Deferred Federal income tax                                                            (167,814)                  76,052
  Pensions and other postretirement benefits                                               11,269                   13,265
  Income from equity investments                                                           (4,049)                       -
  Dividends from equity investments                                                         2,078                        -
CHANGES IN CURRENT ASSETS AND LIABILITIES
  Accounts receivable and accrued revenues                                                 29,086                   12,934
  Pensions and other postretirement benefits                                             (283,774)                       -
  Materials and supplies, fuel oil and gas in storage                                     (56,010)                 (55,590)
  Accounts payable and accrued expenses                                                   234,823                   12,695
  Taxes accrued                                                                           (90,671)                   5,983
  Interest accrued                                                                       (153,706)                 (42,273)
  Class Settlement                                                                        (15,904)                 (22,090)
  Special deposits                                                                        (35,364)                 (28,683)
  Other                                                                                   (27,113)                  43,978
                                                                           -----------------------     --------------------
Net Cash Provided by (Used in) Operating Activities                                      (476,463)                 353,147
                                                                           -----------------------     --------------------

INVESTING ACTIVITIES

Capital expenditures                                                                     (214,352)                (117,468)
Net cash from KeySpan and LILCO transactions                                               90,168                        -
Proceeds from LIPA transaction                                                          2,497,500                        -
Shoreham post-settlement costs                                                             (6,650)                 (20,936)
Miscellaneous investment                                                                   (5,838)                 (31,293)
                                                                           -----------------------     --------------------
Net Cash Provided by (Used in) Investing Activities                                     2,360,828                 (169,697)
                                                                           -----------------------     --------------------

FINANCING ACTIVITIES

Proceeds from sale of common stock                                                         13,050                    9,034
Treasury stock purchased                                                                 (101,483)                       -
Issuance (redemption) of preferred stock                                                   75,000                   (1,050)
Issuance of long-term debt                                                                  3,000                        -
Redemption of long-term debt                                                             (100,000)                       -
Preferred stock dividends paid                                                            (21,608)                 (25,937)
Common stock dividends paid                                                              (159,434)                (107,754)
Other                                                                                     (16,933)                    (797)
                                                                           -----------------------     --------------------
Net Cash Used in Financing Activities                                                    (308,408)                (126,504)
                                                                           -----------------------     --------------------
Net Increase in Cash and Cash Equivalents                                               1,575,957                   56,946
                                                                           =======================     ====================
Cash and cash equivalents at beginning of period                        $                 180,919  $                64,539
Net Increase in cash and cash equivalents                                               1,575,957                   56,946
                                                                           =======================     ====================
Cash and cash equivalents at end of period                              $               1,756,876  $               121,485
                                                                           =======================     ====================


See accompanying Notes to the Condensed Consolidated Financial Statements.

                    MARKETSPAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



      1.    ORGANIZATION OF THE COMPANY

      MarketSpan Corporation, d/b/a KeySpan Energy(the "Company"), a New York corporation, is the successor to Long Island Lighting Company ("LILCO"), as a result of the transaction with the Long Island Power Authority ("LIPA") discussed below (the "LIPA Transaction") and following the acquisition ("KeySpan Acquisition") of KeySpan Energy Corporation ("KeySpan"). The Company is a utility holding company that has been granted an exemption under the Public Utility Holding Company Act of 1935, as amended. As a result of the transaction with LIPA, LILCO became a wholly owned subsidiary of LIPA, a corporate municipality and a political subdivision of New York State.

      On September 10, 1998, the Company's Board of Directors authorized filings to permit the Company to conduct its business under the name KeySpan
      Energy. The Company intends to propose a formal name change for shareholder approval at its 1999 Annual Meeting of Shareholders. On October 20, 1998 the Company's symbol for its common stock and preferred stock Series AA listed on the New York and Pacific Stock Exchanges was changed to "KSE". KeySpan and LILCO common stock are no longer traded.

      With the exception of a small portion of Queens County, the Company's subsidiaries are the only providers of gas distribution services on Long Island, N.Y.- Nassau, Suffolk, Queens and Kings Counties. In addition, the Company's subsidiaries provide gas distribution services to Richmond County, a part of New York City. The Brooklyn Union Gas Company ("Brooklyn Union"), a subsidiary of the Company, provides gas distribution services to Kings and Richmond Counties and parts of Queens County, all in New York City, and KeySpan Gas East Corporation, also a Company subsidiary, provides gas distribution services to Nassau and Suffolk Counties and the Rockaway Peninsula in Queens County.

      As a result of the LIPA Transaction and KeySpan Acquisition, the composition of the Company's assets and liabilities at September 30, 1998 reflects the monetization of substantial regulatory and other assets owned by its predecessor company and a related reduction of financial risk associated with that company.


2. SALE OF LILCO ASSETS, ACQUISITION OF KEYSPAN AND TRANSFER OF ASSETS AND LIABILITIES TO THE COMPANY

      On May 28, 1998, pursuant to the Agreement and Plan of Merger, dated as of June 26, 1997, by and among the Company, LILCO, LIPA, and LIPA Acquisition Corp. (the "Merger Agreement"), LIPA acquired all of the outstanding common stock of LILCO for $2.4975 billion in cash and thereafter directly or indirectly assumed certain liabilities, including approximately $3.5 billion in debt, as well as approximately $222 million of LILCO's preferred stock. In addition, LIPA reimbursed LILCO $117.5 million related to certain series of preferred stock which were redeemed by LILCO prior to May 28, 1998. Immediately prior to such acquisition, all of LILCO's assets employed in the conduct of its gas distribution business and its non-nuclear electric generation business, and all common assets used by LILCO in the operation and management of its electric transmission and distribution ("T&D") business and its gas distribution business and/or its non-nuclear electric generation business were sold to the Company and transferred to wholly owned subsidiaries of the Company.

      Immediately subsequent to the LIPA Transaction, KeySpan was merged with and into a subsidiary of the Company, pursuant to an amended and restated Agreement and Plan of Exchange and Merger, dated as of June 26, 1997 between LILCO and Brooklyn Union. On September 29, 1997, KeySpan became the parent company of Brooklyn Union when Brooklyn Union reorganized into a holding company structure.

      As a result of these transactions, holders of KeySpan common stock received one share of the Company's common stock, par value $.01 per share, for each share of KeySpan common stock they owned and holders of LILCO common stock received 0.880 of a share of the Company's common stock for each share of LILCO common stock they owned. Upon the closing of these transactions, former holders of KeySpan and LILCO owned 32% and 68%, respectively, of the Company's common stock.

      The purchase price of $1.223 billion for the acquisition of KeySpan has been allocated to assets acquired and liabilities assumed based upon their estimated fair values. The fair value of the utility assets acquired is represented by their book value which approximates the value recognized by the New York Public Service Commission ("PSC") in establishing rates for regulated utility services. The estimated fair value of KeySpan's non-utility assets approximates their carrying values.

      The  Company  has  recorded   goodwill  in  the  amount  of  $175  million
      representing the excess of the acquisition cost over the fair value of the net assets acquired; the goodwill is being amortized over 40 years.

      The following is the comparative unaudited pro forma combined condensed financial information for the twelve months ended September 30, 1998 and 1997. The pro forma disclosures are intended to reflect the results of operations as if the LIPA Transaction and the KeySpan Acquisition as discussed above, were consummated on the first day of the reporting period. These pro forma disclosures are not indicative of future results since they include non-recurring charges and credits arising from the LIPA Transaction and KeySpan Acquisition and do not reflect attainment of synergy (i.e. efficiency) savings. See Management's Discussion and Analysis of Results of Operations and Financial Condition "Utility Rate and Regulatory Matters." The initial benefit of these savings is expected to be reflected in operating results beginning January 1, 1999. However, no assurance can be given as to what savings will be obtained. Certain prior year amounts have been reclassified in the financial statements to conform with the current year presentation.

                                                        Twelve Months Ended
                                                            September 30,

                                                          1998        1997
                                                          ----        ----
       Pro Forma Results (in thousands
       of dollars, except per share
       amounts)
      Revenues                                          2,771.4    2,818.2
      Operating Income                                    335.8     323.4
      Net Income                                          195.5     190.8
      Earnings Per Share (basic and diluted)               1.04       .99

      The decrease in revenues in the twelve month period ended September 30, 1998 as compared to the same period in 1997 was due to lower gas revenues caused by warmer than normal weather. This decrease was offset primarily by the realization of certain federal income tax benefits related to the sale of the generation and gas assets of LILCO to the

      Company and the funding of post-employment benefits.


3.    BASIS OF PRESENTATION

      The financial statements presented herein reflect the consolidated statements of the Company. For financial reporting purposes, LILCO, as acquiring company, is deemed the predecessor company pursuant to a purchase accounting transaction, in which KeySpan was acquired. Since the acquisition of KeySpan was accounted for as a purchase, purchase accounting adjustments, including goodwill, have been reflected in the financial statements herein. Further, the financial statements presented reflect the results of operations of LILCO from April 1, 1998 through May 28, 1998 and of the consolidated Company from May 29, 1998 through September 30, 1998. In September, the Company changed its fiscal year to a fiscal year ending December 31. As a result, the Company's Form 10-K report will include the transition period April 1, 1998 through December 31, 1998.

      In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1998, and the results of its operations for the three and six months ended September 30, 1998 and 1997, and cash flows for the six months ended
      September 30, 1998 and 1997. Certain reclassifications were made to conform prior period financial statements with the current period financial statement presentation. Other than as noted, adjustments were of a normal, recurring nature.

      The weighted average number of common shares outstanding used in the calculation of earnings per share for the quarter and six months ended September 30, 1998, reflect the issuance of common stock to consummate the LIPA Transaction and the KeySpan Acquisition and the reduction associated with the ongoing stock repurchasing policy of the Company that began on August 17, 1998.

      As permitted by the rules and regulations of the Securities and Exchange Commission ("SEC"), the Condensed Consolidated Financial Statements do not include all of the accounting information normally included with financial statements prepared in accordance with generally accepted accounting principles. Accordingly, the Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Long Island Lighting Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998, the KeySpan Energy Corporation Annual Report on Form 10-K for the fiscal year ended September 30, 1997, KeySpan Energy Corporation Form 10-Q for the quarters ended December 31, 1997 and March 31, 1998, and the MarketSpan Corporation Form 10-Q for the quarter ended June 30, 1998. Further, separate financial statements are prepared for subsidiaries that issue private purpose tax exempt bonds, related amounts of which are included in the consolidated financial statements presented herein.

      The Houston Exploration Company (THEC), a 64% owned subsidiary of the Company which is engaged in oil and gas exploration and production, uses the full cost method of accounting for its investment in natural gas and oil properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of natural gas and oil reserves are capitalized into a "full cost pool". To the extent that such capitalized costs (net of accumulated depreciation, depletion and amortization) less deferred taxes, exceed the present value (using a 10% discount rate) of estimated future net cash flows from proved natural gas and oil reserves plus the lower of cost or fair value of unproved properties, such excess costs are charged to operations.

      THEC estimates that, as of September 30, 1998, using September prices, actual capitalized costs of natural gas and oil properties exceeded the ceiling limitation imposed under full cost accounting rules by approximately $60 million after tax. However, subsequent to September 30, 1998, natural gas prices have increased significantly. Using October prices, THEC estimates that a $6 million after tax excess exists between the ceiling limitation and actual capitalized costs of natural gas and oil properties; therefore, a write-down of the carrying value of natural gas and oil properties as of September 30, 1998 is not required. However, natural gas prices continue to experience volatility; thus, depending upon the strength of natural gas prices and the results of THEC's current drilling programs, THEC may be required to write down the carrying value of its natural gas and oil properties in the next quarter.

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

      The gas utility tariffs of Brooklyn Union and KeySpan Gas East Corporation each contain a weather normalization adjustment that largely offsets shortfalls or excesses of firm net revenues (revenues less gas costs) during a heating season due to variations from normal weather.

      Electric generation revenues can be affected by weather, if actual generation varies from contractual amounts. However, the Company estimates that any weather-related effect on revenues under generation service contracts with LIPA will be diminimus.


4.    ENVIRONMENTAL MATTERS

      The Company is subject to various Federal, State and local laws and regulatory programs related to the environment. These environmental laws govern both the normal, ongoing operations of the Company as well as the cleanup of contaminated properties. Ongoing environmental compliance activities, which historically have not been material, are integrated with the Company's regular operation and maintenance activities. As of September 30, 1998 the Company had an accrued liability (and related regulatory asset)of approximately $102.6 million representing the previously estimated minimum costs associated with investigation and remediation at former manufactured gas plant sites.


5.    REGULATORY ASSETS AND LIABILITIES

      The Company's regulated subsidiaries are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation". Regulatory assets arise from the allocation of costs and revenues to accounting periods for utility ratemaking purposes differently from bases generally applied by nonregulated companies. Regulatory assets and liabilities are recognized in accordance with SFAS-71.

      The Company's regulatory assets of $297.5 million are primarily comprised of net regulatory tax assets, transaction costs associated with the LIPA Transaction and KeySpan Acquisition, certain environmental remediation and investigation costs and postretirement benefits other than pensions. In the opinion of management, regulatory assets are fully recoverable in rates.

      In the event that the provisions of SFAS-71 were no longer applicable, the Company estimates that the related write-off of the net regulatory assets (regulatory assets less regulatory liabilities) could result in a charge to net income of approximately $161.3 million or approximately $1.03 per share of common stock, which would be classified as an extraordinary item.

                    MARKETSPAN CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Operating Results

The following is a summary of items affecting comparative earnings and a discussion of the material changes in revenues and expenses during the following periods:

(1) Three Months ended September 30, 1998 compared to Three Months ended September 30, 1997.

(2) Six Months ended September 30, 1998 compared to Six Months ended September 30, 1997.

Additional selected pro forma information is provided for the twelve months ended September 30, 1998 and September 30, 1997 in Note 2 of the Notes to the Condensed Consolidated Financial Statements.

Results for the three months ended September 30, 1998 include operations of the consolidated entity for the entire quarter and reflect the seasonal nature of gas heating sales on the combined customer base. Results for the six months ended September 30, 1998 include operations of LILCO's former gas and electric business for the period April 1, 1998 through May 28, 1998. Results for KeySpan Gas East Corporation, KeySpan and three subsidiaries providing services to LIPA under various services agreements with LIPA, are reflected for the period May 29, 1998 through September 30, 1998. (See below under "Electric Operations - LIPA Agreements" for a description of the various agreements.) As required under purchase accounting, results for the quarter and six months ended September 30, 1997 reflect results of the former LILCO as previously reported, and do not include results of KeySpan.

Earnings during the first year following the KeySpan Acquisition and restructuring of the Company's electric operations as a result of the LIPA Transaction are transitional and not comparable to prior historical periods. Further, the historical and pro forma results of operations reported herein may not be indicative of future results or operating trends. In addition, comparative earnings reflect the manner in which results of operations are reported under purchase accounting rules. Also, due to the change in the Company's fiscal year to December 31, 1998, year-end results will include the results of operations for the transition period April 1 through December 31. Accordingly, historical consolidated year-end results of the Company's primary gas-distribution businesses will not include earnings from heating-season operations prior to the KeySpan Acquisition. Moreover, there will be additional charges for an early retirement program in the fourth quarter and related programs in the near term, as well as costs related to the integration of all major customer information and financial reporting systems. The Company expects that the effect of rate reductions that have been included in utility revenues will begin to be offset in fiscal 1999 as the related synergy savings begin to be realized through cost reductions.

Earnings

Consolidated results for the quarter ended September 30, 1998 reflected a loss of $26.4 million, or $0.17 per share, compared to earnings of $131.4 million, or $1.09 per share, in the corresponding period last year. Comparative results for the quarter were affected by merger-related charges and reflect the fact that gas utility customers began receiving the benefit of rate reductions upon the effective date of the KeySpan Acquisition, before synergy savings are achieved through cost reductions. Moreover, the change in the Company's asset base and electric operations resulting from the LIPA Transaction contributed to the comparative reduction in earnings, which now reflect service-fee revenues to recover costs at reduced margins under various service contracts with LIPA. (See Electric Revenues below for additional details.) Results of KeySpan Gas East Corporation are comparable with last year's results.

Earnings for the quarter ended September 30, 1998 also reflect the incurrence of losses related to the seasonal nature of gas-heating sales on the combined and significantly expanded customer base. Earnings from the Company's energy-related investment group, which are not material in the periods reported, primarily reflect income from: gas production operations of THEC; investment in the Iroquois Gas Transmission System; and investment in the Premier Transco Pipeline in Northern Ireland. Earnings from this group are on target, but reflect generally soft gas production prices during the period. The Company has a 24.5% interest in the Premier Transco Pipeline and a similar interest in Phoenix Natural Gas, which is expanding and refurbishing the gas distribution system that serves the City of Belfast in Northern Ireland. In addition, the Company is expanding its resource base in the Gulf of Mexico and Canada, the two critical areas of supply to support growth in the Northeast and elsewhere in the United States. Further, the Company expects to continue to form strategic alliances to capture significant opportunities in North America and in select international markets.

Results of the  Company's  energy  marketing  group,  which  consists of KeySpan
Energy Services Inc., KeySpan Energy Solutions Inc. and KeySpan Energy Management Inc., reflect the start-up nature of these operations and are not material in the periods reported. The Company will align these operations in order to take full advantage of opportunities to increase sales in more profitable market segments.

Consolidated results for the six months ended September 30, 1998 reflected a loss of $.3 million, with no effect on a per share basis, compared to earnings of $163.6 million, or $1.35 per share, in the corresponding period last year. In addition to the effects of the change in electric operations (as described above), the Company absorbed substantial costs related to the LIPA Transaction during the period ended September 30, 1998. The effect of these one time charges was offset by realizing certain federal income tax benefits related to the sale of the generation and gas assets of LILCO to the Company and the funding of post-employment benefits. In addition, the method of amortization of the Rate Moderation Component (RMC) applicable to LILCO, which is included for two months
- April and May, changed significantly. (The RMC, which is discussed more fully under "Rate Moderation Component", was acquired by LIPA as part of the LIPA Transaction.)

Revenue Summary

Utility firm gas and transportation sales volumes for the quarter ended September 30, 1998, were 18,886 MDTH, compared to 5,441 MDTH in the corresponding period last year. Total gas throughput, which includes sales to interruptible customers, was 34,744 MDTH for the quarter ended September 30, 1998, compared to 10,809 MDTH in the corresponding period last year. Total gas throughput for the six months ended September 30, 1998 was 56,301 MDTH, as compared to 24,221 MDTH in the corresponding period last year. Sales for the quarter and six months ended September 30, 1997 do not include sales made by KeySpan's gas distribution subsidiary. The increase for the quarter and six months ended September 30, 1998 reflects significant expansion of the gas customer base as a result of the KeySpan Acquisition.

The revenues of the Company were significantly affected as a result of the LIPA Transaction and KeySpan Acquisition. Set forth below are the Company's revenues for the three and six months ended September 30, 1998 and 1997. (Note 2 to the Condensed Consolidated Financial Statements includes pro forma information for the twelve months ended September 30, 1998 and 1997.)

                              Three Months Ended          Six Months Ended
                                 September 30,              September 30,
                                    ($000)                       ($000)


                               1998         1997            1998       1997
                               ----         ----            ----       ----

KeySpan Corporation Revenues:
Electric Revenues:
 Electric Distribution      $       -    $ 790,331     $ 330,080   $1,350,417
 Electric Gen. & Serv.        171,621            -       239,593            -
Gas Distribution              200,595       62,078       353,121      166,480
Gas Production - THEC          30,545            -        42,258            -
Other Revenues                 23,497            -        30,192            -
                               ------            -       -------            -
TOTAL REVENUES              $ 426,258    $ 852,409     $ 995,244   $1,516,897
                            =========    =========     =========   ==========



Gas Distribution and Production Revenues

The increase in gas distribution and production revenues of approximately $169.1 million for the three months ended September 30, 1998, and $228.9 million for the six months ended September 30, 1998, when compared to comparable periods in 1997 was principally the result of the inclusion of Brooklyn Union revenues and gas production revenues of THEC for the entire quarter and for the period May 29, 1998 through September 30, 1998. Pursuant to purchase accounting requirements, the comparative September 1997 periods included gas distribution revenues of LILCO only and do not include revenues of KeySpan.


Electric Revenues

Electric revenues for the quarter ended September 30, 1998 represent revenues under various LIPA Service Agreements. For the six months ended September 30, 1998 revenues are derived from the LIPA Service Agreements for the period May 29, 1998 through September 30, 1998 and electric service revenues covering the period April 1, 1998 through May 28, 1998. For the comparable 1997 periods, revenues include electric service revenues of LILCO only.

The decreases in electric revenues of approximately $618.7 million for the three months ended September 30, 1998 and approximately $780.7 million for the six months ended September 30, 1998 when compared to the same periods in 1997, were the result of the LIPA Transaction which was consummated on May 28, 1998. Prior to the LIPA Transaction, LILCO provided fully integrated electric services to its customers. Included within the rates charged to customers was a return (including interest) on the capital investment in the generation and transmission and distribution ("T&D") assets required to operate the system as well as recovery of the electric business costs to operate the system. Upon completion of the LIPA Transaction, the nature of the Company's electric business has changed from that of an owner of an electric generation and T&D system, with a significant capital investment, to a new role as an owner of the generation facilities and as a manager of the T&D system now owned by LIPA. In its new role, the Company's capital investment is significantly reduced and accordingly, its revenues under the LIPA contracts reflect that reduction. Revenues after May 28, 1998 reflect the impact of the LIPA Service Agreements which contribute marginally to earnings.

Revenues resulting from the LIPA Service Agreements include the following:

Revenues realized under the Management Services Agreement(MSA) were approximately $93.6 million for the quarter ended September 30, 1998 and approximately $131.4 million for the six months ended September 30, 1998. These revenues are derived from the performance of the day-to-day operation and maintenance of LIPA's T&D system and the management of LIPA's interest in the Nine Mile Point Nuclear Power Station, Unit 2 (NMP2).

Revenues under the Power Supply Agreement (PSA)were approximately $76.7 million for the quarter ended September 30, 1998 and approximately $103.8 million for the six months ended September 30, 1998 and are derived from the sale of capacity and energy to LIPA from the Company's generating facilities.

Revenues under the Energy Management Agreement (EMA) were approximately $1.3 million for the quarter ended September 30, 1998 and approximately $4.3 million for the six months ended September 30, 1998 and result from the management of fuel supplies for LIPA to fuel the Company's generating facilities, energy purchases on a least-cost basis, off-system sales of output from the Company's generating facilities and other power supplies either owned or under contract to LIPA.

See "Electric Operations - LIPA Agreements" for a more detailed description of each of these agreements.

Other Revenues

Other revenues for the quarter ended September 30, 1998 include primarily revenues of the Company's energy management subsidiary for the entire quarter. This subsidiary provides a variety of services in all facets of energy management services to customers that operate commercial and industrial facilities, primarily within the New York City metropolitan area. Other revenues for the six months ended September 30, 1998 include revenues of KeySpan's energy management subsidiary for the period May 29, 1998 through September 30, 1998. Pursuant to purchase accounting requirements, the comparative 1997 periods do not include KeySpan.


Operating Expenses

Electric fuel expense decreased in both the quarter and six months ended September 30, 1998 as compared with the comparable 1997 periods, primarily as a result of the LIPA Transaction. In accordance with the terms of the EMA, LIPA is responsible for paying directly the cost of purchased power.

For the three and six months ended September 30, 1998, purchased gas costs reflect the seasonal nature of gas heating consumption. Further, such costs reflect activity of Brooklyn Union for the period May 29, 1998 through September 30, 1998. Such costs are not included in the comparable 1997 periods due to purchase accounting requirements.

Operations and maintenance expenses for the three months ended September 30, 1998 have increased as compared to the comparable 1997 period due primarily to the inclusion of KeySpan operations for the entire quarter and the LIPA Transaction. Prior to the LIPA Transaction, all T&D related capital projects were capitalized and charged to depreciation expense over the estimated useful life of the asset. As a result of the LIPA Transaction, all T&D assets were acquired by LIPA, and therefore all T&D related costs are now expensed when incurred and recovered from LIPA through monthly billings.

Operations and maintenance expenses for the six months reflect the one time charges associated with the LIPA Transaction and the KeySpan Acquisition, the management of T&D assets acquired by LIPA, and the addition of KeySpan operations since May 29, 1998. The Company is committed to realizing the forecasted $1 billion of operating synergy savings (over a ten year period)already being reflected in both utility tariff rates and contracts with LIPA;

however, no assurance can be given as to what savings will be obtained. As part of an overall plan to realize the synergy savings, the Company has initiated an early retirement program and expects to initiate related programs in the near term.

Due to the LIPA Transaction, operating taxes, including property and gross receipt taxes, have decreased this quarter and for the current six months as compared to last year's corresponding periods, despite the addition of KeySpan's expenses in the current reporting periods. Significant property related assets were sold to LIPA and, as a result, related property taxes will no longer be incurred by the Company.

Federal income tax expense reflects changes in pre-tax income and, for the six months ended September 30, 1998, reflect certain tax benefits related to the sale of the generation and gas assets of LILCO to the Company and to the funding of other post-employment benefits.


Other Income and Deductions

Other income for the quarter and six months ended September 30, 1998 includes, primarily, earnings from the investment of the proceeds from the LIPA Transaction, incentives earned under the Power Supply Agreement (PSA) and Energy Management Agreement (EMA) and equity investments of KeySpan. Incentives earned under the PSA for the quarter and six months ended September 30, 1998 were approximately $4.0 million. Incentives earned under the EMA were approximately $2.1 million and approximately $2.5 million for the quarter and six months ended September 30, 1998, respectively.

For the six months ended September 30, 1998, the transaction related expenses are primarily non-recurring charges associated with the LIPA Transaction.
Specifically these charges relate to severance payments to certain former officers of LILCO, amounting to approximately $22.5 million, and LIPA Transaction costs and certain payments made to LIPA upon the closing of the LIPA Transaction amounting to approximately $41.2 million. Other deductions primarily include a charge to earnings to reflect an updated present value of the remaining payments under a class settlement which became effective in June 1989 and resolved a civil lawsuit against LILCO brought under the Federal Racketeer Influenced and Corrupt Organization Act.

Rate Moderation Component

Prior to the LIPA Transaction, the Rate Moderation Component (RMC) included within the electric regulatory amortizations and balance sheet, represented the difference between the Company's revenue requirements under conventional ratemaking and the revenues provided by its electric rate structure. The RMC was adjusted for the operation of the Company's Fuel Moderation Component (FMC) mechanism and the difference between the Company's share of actual operating costs at NMP2 and amounts provided for in electric rates.

In April 1998, the PSC authorized a revision to the Company's method of recording its monthly RMC amortization from a straight-line levelized basis over the Company's rate year, to a monthly amortization based upon each month's forecasted revenue requirement, which more closely aligned such amortization with the Company's cost of service. As a result of this change, for the period April 1, 1998 through May 28, 1998, the Company recorded approximately $51.5 million more of non-cash RMC credits to income (representing accretion of the RMC balance), or $33.5 million net of tax, than it would have under the previous method. Coincident with the LIPA Transaction, which included the sale of the Company's electric related regulatory assets, the RMC was discontinued.


Dividends and Financial Condition (Liquidity)

On September 10, 1998, the Board of Directors declared a quarterly cash dividend of $0.445 per share on its outstanding common stock payable on November 1, 1998 to shareholders of record on October 15, 1998. Common stock dividend payments for November 1, 1998 amounted to $66.3 million. Based on recent market prices, the dividend yield on the Company's common stock approximates 6.0%. The Company is currently paying the dividend at an annual rate of $1.78 per common share.
The dividend rate will be reviewed annually by the Board of Directors and is scheduled for review sometime within the quarter ending June 30, 1999. However, the amount and timing of all dividend payments is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial conditions and other factors. The Company expects that as it achieves the benefit of synergy savings through expected cost reductions and gas sales growth from its expanded core gas distribution business, the dividend payout ratio will be more reflective of the industry norm. In addition, on October 30, 1998, the Board of Directors declared a quarterly dividend on the Company's 7.95% Preferred Stock Series AA of $.495 per share payable on December 1, 1998 to shareholders of record on November 11, 1998. The annual dividend rate on the Series AA is $1.98 per share.

At September 30, 1998, various Company subsidiaries had available lines of credit. KeySpan's available bank lines of credit, which secure the issuance of commercial paper, amounted to $150 million. The lines of credit are available to KeySpan and its subsidiary, Brooklyn Union. In addition, THEC had an available line of credit of $135 million, from which it borrowed $91 million. In March 1998, THEC issued $100 million of 8.625% Senior Subordinated Notes due 2008. These notes are subordinate to borrowings under THEC's line of credit.

As a result of the LIPA Transaction, the Company has a significant amount of cash which it intends to use for, among other things, the repurchase of shares of its common stock and the expansion of its operations through one or more of the following types of transactions: mergers with or acquisitions of another utility; investments in new gas pipelines (and related assets such as storage fields and processing plants) and gas exploration; or the purchase and/or construction of additional electric power plants. However, no assurance can be given that any of the foregoing types of transactions will occur or that such transactions, if completed, will be integrated with the Company's operations or prove to be profitable.

On  October  30,  1998,  the  Company  announced  that the  Board  of  Directors authorized using up to $500 million for the purchase of common shares in addition to the Board's previous authorization to purchase up to 15 million common shares. Purchases from the initial authorization commenced on August 17, 1998. As of September 30, 1998 the Company had repurchased approximately 3.6 million common shares for approximately $101 million and as of October 30, 1998 the Company had repurchased approximately 11 million common shares for approximately $333 million.

Pursuant to the PSC's orders dated February 5, 1998 and April 14, 1998 approving the KeySpan Acquisition, Brooklyn Union's and KeySpan Gas East Corporation's ability to pay dividends is conditioned upon maintenance of a utility capital structure with debt not exceeding 55% and 58%, respectively, of total utility capitalization. In addition, the level of dividends paid by both utilities may not be increased from current levels if a 40 basis point penalty is incurred under the customer service performance program.

Utility Rate and Regulatory Matters


                                 Gas Operations

In 1997, Brooklyn Union and LILCO filed a joint petition with the PSC seeking approval, under section 70 of the New York Public Service Law, of the combination by which KeySpan and LILCO each would become subsidiaries of the Company. (See Notes to the Condensed Consolidated Financial Statements, Note 2., "Sale of LILCO Assets, Acquisition of KeySpan, and Transfer of Assets and Liabilities to the Company".) In addition, the petition proposed $1.0 billion of efficiency savings, excluding gas costs, attributable to operating synergies that are expected to be realized over the 10 year period following the combination, to be allocated to ratepayers net of transaction costs. In December 1997, Brooklyn Union, LILCO, the Staff of the Department of Public Service and six other parties entered into a Settlement Agreement (Stipulation) resolving all issues among them in the proceeding and, by orders dated February 5, 1998 and April 14, 1998 the PSC approved the Stipulation.

Under the Stipulation, effective May 29, 1998, Brooklyn Union's base rates to core customers were reduced by $23.866 million annually. In addition, Brooklyn Union is now subject to an earnings sharing provision pursuant to which it will be required to credit core customers with 60% of any utility earnings up to 100 basis points above certain threshold return on equity levels over the term of the rate plan (other than any earnings associated with discrete incentives) and 50% of any utility earnings in excess of 100 basis points above such threshold levels. The threshold levels are 13.75% in rate year 1998, 13.50% in rate years 1999 through 2001, and 13.25% in rate year 2002. A safety and reliability incentive mechanism was implemented on the consummation date of the combination, with a maximum 12 basis point pretax return on equity penalty if Brooklyn Union fails to achieve certain safety and reliability performance standards. With the exception of the simplification of the customer service performance standards, the Brooklyn Union rate plan approved by the PSC in September 1996 remains unchanged. Any gas cost savings allocable to Brooklyn Union resulting from the combination will be reflected in rates to utility customers as those savings are realized.

Also under the Stipulation, a three-year gas rate plan was implemented for KeySpan Gas East Corporation which provides for, among other things, an estimated reduction in customers' bills of approximately 3.9%, including fuel savings, through at least

November 30, 2000. This gas rate reduction will occur in three phases as follows: (i) a reduction in base rates of approximately $12.2 million to reflect decreases in KeySpan Gas East Corporation's cost of service, which became effective on February 5, 1998; (ii) a base rate reduction of approximately $6.3 million associated with non-fuel savings related to the KeySpan Acquisition effective on May 29, 1998 and (iii) an expected reduction in the Gas Adjustment Clause (GAC) to reflect annual fuel savings associated with the transaction estimated at approximately $4.0 million. KeySpan Gas East Corporation is subject to an earnings sharing provision pursuant to which it is required to credit to core/firm customers 60% of any utility earnings in any rate year up to 100 basis points above 11.10% and 50% of any utility earnings in excess of 12.10%. Both a customer service and a safety and reliability incentive performance were implemented effective December 1, 1997 with maximum pre-tax return on equity penalties of 40 and 12 basis points, respectively, if KeySpan Gas East Corporation fails to achieve certain performance standards in these areas.


                       Industry Restructuring Proceedings

Over the past few years, the PSC has been formulating a policy framework to guide the transition of New York State's gas distribution industry in the deregulated gas industry environment. Since May 1, 1996, customers in the small-volume market have been given the option to purchase their gas supplies from sources other than the Company's two gas utility subsidiaries. Large-volume customers had this option for a number of years. In addition to transporting gas that customers purchase from marketers, the Company's utilities have been providing billing, meter reading and other services for aggregate rates that match the distribution charge reflected in otherwise applicable sales rates to supply these customers.

In November 1998, the PSC issued a policy statement setting forth its vision for furthering competition in the natural gas industry. Under this vision, regulated natural gas utilities (LDCs) would plan to exit the business of purchasing gas for and selling gas to customers (the merchant function) over the next three to seven years. LDC's would remain the operators of the gas system (the distribution function) and the provider of last resort of natural gas supplies during that period and until alternatives are developed. The PSC's goal is to encourage more competition at the local level by separating the merchant function from the distribution function.

The PSC has acknowledged that each utility has operating circumstances unique to its service territory and therefore separation of the merchant and distributions functions should be done on a utility-by-utility basis. With this in mind, the PSC will institute individual proceedings for each regulated natural gas utility so that the parties can determine the most effective means of achieving the Commission's goals. In addition, the PSC will also institute generic proceedings to examine reliability and other issues.

The Company conceptually supports the vision articulated in the policy statement. However, in the Company's view, any transition to a new industry structure must adequately address a number of unresolved issues to ensure that separating the merchant and distribution functions is in the best interest of natural gas customers and is equitable to LDC's. Such issues include: system reliability, recovery of prudently incurred costs, the obligation to provide service to all firm customers, tax disparity among suppliers, administrative overheads, customer acceptance and the obligation to be "supplier of last resort". Further, the Company will also pursue legislative changes where needed. The Company is not currently able to determine what effect these changes, if implemented, may have on its operations.


Electric Operations - LIPA Agreements

The Company, through its subsidiaries, provides services to LIPA under the following agreements:

                       Management Services Agreement (MSA)

KeySpan Electric Services LLC ("KeySpan Electric") manages the day-to-day operations, maintenance and capital improvements of the T&D system. LIPA will exercise control over the performance of the T&D system through specific standards for performance and incentives to KeySpan Electric. In exchange for providing the services, KeySpan Electric will earn a $10 million management fee and will be operating under a contract which provides certain incentives and imposes certain penalties based upon its performance. Annual service incentives or penalties under the MSA can reach $7 million if certain targets are achieved or not achieved. KeySpan Electric can earn certain incentives for cost reductions associated with its fixed fee to LIPA. These incentives provide for KeySpan Electric to retain 100% of its cost reductions on the first $5 million in reductions and retain 50% of additional cost reductions up to 15% of the total cost budget, thereafter all savings accrue to LIPA.

With respect to cost overruns, KeySpan Electric will absorb the first $15 million of overruns, with a sharing of overruns above $15 million. There are certain limitations on the amount of cost sharing of overruns.

                          Power Supply Agreement (PSA)

KeySpan Generation LLC ("KeySpan Generation") will sell to LIPA all of the capacity and, to the extent requested, energy from KeySpan Generation's existing oil and gas-fired generating plants. Sales of capacity and energy are made with rates approved by the Federal Energy Regulatory Commission(FERC). Initial rates that were accepted by FERC (and are currently under review) were implemented on May 29, 1998. The rates may be modified in the future in accordance with the terms of the PSA for (i) agreed upon labor and expense indices applied to the base year,(ii) a return of and on net capital additions required for the generating facilities, and (iii) reasonably incurred expenses that are outside the control of KeySpan Generation. The PSA provides incentives and penalties that can total $4 million annually for the maintenance of the output capability of the generating facilities.

                        Energy Management Agreement(EMA)

The EMA provides for KeySpan Energy Trading Services LLC ("KETS") to procure and manage fuel supplies for LIPA to fuel the generating facilities under contract to it and perform off-system capacity and energy purchases on a least-cost basis to meet LIPA's needs. In exchange for these services KETS earns an annual fee of $1.5 million. In addition, KETS will make off-system sales of excess output from the generating facilities and other power supplies either owned or under contract to LIPA. LIPA is entitled to two-thirds of the profit from any off-system energy sales arranged by KETS. The EMA provides incentives and penalties that can total $7 million annually for performance related to fuel purchases and off- system power purchases.

Under the terms of the various LIPA contracts, the combined performance incentives and penalties for the MSA, PSA and EMA can not exceed $16.5 million annually.

Environmental Matters

The Company is subject to various Federal, State and local laws and regulatory programs related to the environment. Ongoing environmental compliance activities, which have not been material, are charged to operation and maintenance activities. (See Notes to the Condensed Consolidated Financial Statements, Note 4., "Environmental Matters".)


Year 2000 Readiness

The Company has evaluated the extent to which modifications to its computer software, hardware and databases will be necessary to accommodate the year 2000. Many computer applications are based on two digits and therefore require some additional programming to recognize the start of the new millennium.


                                System Readiness

A corporate-wide program has been established to review Company software, hardware, embedded systems and associated compliance plans. The program includes both information technology (IT) and non-IT systems. Non-It systems are basically vendor supplied embedded systems that are critical to the daily operations of the Company. These systems are generally in the areas of electric production, distribution, transmission, gas distribution and communications. The readiness of suppliers and vendor systems is also under review. The project is under the direction of the year 2000 Program Office, chaired by the Vice President, Technology Operations and Corporate Y2K Officer.

The critical areas of operations are being addressed through a business process review methodology. Each of the Company's critical business processes is being reviewed to: identify and inventory sub-components; assess for year 2000 compliance; establish repair plans as necessary; and test in a year 2000 environment. The inventory phase for both the IT systems and non- IT systems is complete. The total assessment phase is 100% complete for the IT systems, and 50% complete for non-IT systems. The assessment phase is expected to be complete by December 31, 1998.

Hardware, software and embedded systems are being tested and certified to be year 2000 compliant. Repair and testing is now 65% complete for the IT systems and 20% complete for the non-IT systems. Components needed to support the critical business processes and associated business contingency plans are expected to be year 2000 ready by July 1, 1999.

Vendors and business partners needed to support the critical business processes are also being reviewed for their year 2000 compliance. At this time, none of these vendors have indicated to the Company that they will be materially adversely affected by the year 2000 problem.


                      Risk Scenarios and Contingency Plans

The Company is presently in the process of analyzing each of the critical business processes to identify possible year 2000 risks. Each critical business process will be certified by the responsible corporate officer as being year 2000 ready. However, the most reasonably likely worst case scenarios are also being identified. Business operating procedures will be reviewed to ensure that risks are minimized when entering the year 2000 and other high risk dates. Contingency plans are being developed to address possible failure points in each critical business process, which plans are scheduled to be completed by July, 1999.

While the Company must plan for the following possible worst case scenarios, management believes that these events are improbable:

Loss of gas pipeline delivery:

The Company's gas utility subsidiaries receive gas delivery from multiple national and international pipelines and therefore the effects of a loss in any one pipeline can be mitigated through the use of other pipelines. Complete loss of all the supply lines is not considered a likely scenario. Nevertheless, the impact of the loss of any one pipeline is dependent on temperature and vaporization rate. Should gas supply be decreased due to the loss of a pipeline, each of the Company's gas utility subsidiaries also has a local liquefied natural gas facility under its direct control that stores sufficient gas to offset the temporary loss of any one pipeline. The partial loss of gas supply will not significantly affect the Company's ability to supply electricity since most of the plants have the ability to operate on oil.

Loss of electric grid inter-connections/Company operated electric transmission and distribution facilities:

Electric utilities are physically connected on a regional basis to manage electric load. This is often referred to as the regional grid. Presently the Company is working, on behalf of LIPA, with other regional utilities to develop a coordinated operating plan. Should there be an instability in the grid, the Company has the ability to remove LIPA's facilities and operate independently.

Certain  electric  system  components  such  as  individual   generating  units,
transmission and distribution control facilities, and the electric energy management system have the potential to be affected by the year 2000 problem. The company has inventoried both its and LIPA's electric system components and developed a plan to certify mission critical processes as year 2000 compliant. As manager of the transmission and distribution facilities, the Company is responsible for ensuring that these facilities operate properly and that related systems are year 2000 compliant. Under the terms of the various LIPA contracts, LIPA will reimburse the Company for certain year 2000 costs incurred by the Company for these facilities. Contingency plans are being developed, where appropriate, for loss of critical system elements. The Company presently estimates that contingency plans regarding its electric facilities should be completed by July 1999.

Loss of telecommunications:

The Company has a substantial dependency on many telecommunication systems and services for both internal and external communication providers. External communications with the public and the ability of customers to contact the Company in cases of emergency response is essential. The Company intends to coordinate its emergency response efforts with the offices of emergency management of the various local governments within its service territory.
Internally, there are a number of critical processes in both the gas and electric operating areas that rely on external communication providers. Contingency plans will address methods for manually monitoring these functions. These contingency plans should be finalized by July 1999.

In addition to the above, the Company is also planning for the following scenarios: short term reduction in system power generating capability; limitation to fuel oil operations; reduction in quality of power output; loss of automated meter reading; loss of ability to read customer meters, prepare bills and collect and process customer payments; and loss of the purchasing/materials management system.

The Company believes that, with modifications to existing software and conversions to new hardware and software, the year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed on time, and contingency plans fail, the year 2000 issue could have a material adverse impact on the operations of the Company, the extent of which cannot currently be determined.


                               Cost of Remediation

The Company expects to spend a total of approximately $30.9 million to address the year 2000 issue. As of October 31, 1998, $11.3 million had been expended on the project. The largest percentage expended is attributable to the assessment, repair and testing of corporate IT supported computer software and in-house written applications, which totals $8.4 million. In 1998, year 2000 IT costs represent 11.6% of the total IT budget. In 1999, the IT year 2000 costs are expected to be 8.3% of the IT budget. The year 2000 issue has not directly resulted in delaying any IT projects. Presently, the Company expects that cash flow from operations and cash on-hand will be sufficient to fund the year 2000 project expenditures.


Risk Management

In addition to risk inherent in commodity fuel contractual arrangements, the Company's utility, marketing and gas exploration and production subsidiaries employ, from time to time, derivative financial instruments, such as natural gas and oil futures, options and swaps, for the purpose of hedging exposure to commodity price risk. The value at risk of the related positions as measured by the maximum adverse price movement in a single day is not material.

Whenever hedge positions are in effect, the Company's subsidiaries are exposed to credit risk in the event of nonperformance by counter parties to derivative contracts, as well as nonperformance by the counter parties of the transactions against which they are hedged. The Company believes that the credit risk related to the futures, options and swap instruments is no greater than that associated with the primary commodity contracts which they hedge, as the instrument contracts are with major investment grade financial institutions, and that elimination of the price risk lowers the Company's overall business risk. There were no significant open hedge positions at September 30, 1998 and there was no opportunity to establish acceptable hedging strategies during the quarter.


New Financial Accounting Standards

The Financial Accounting Standards Board has recently issued the following accounting standards that will be implemented by the Company: Statement of
Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS No. 131); Statement of Financial Accounting Standards No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits "(SFAS No. 132); and Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133).

The Company will adopt SFAS No. 131 and SFAS No. 132 for its current year end reporting. The Company will adopt SFAS No. 133 in the first quarter of fiscal year 2000. The Company does not expect any material effect from the adoption of these statements.


Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties and actual results may differ materially from those discussed in such statements. Among the factors that could cause actual results to differ materially are: available sources and cost of fuel; State and Federal regulatory initiatives that increase competition, threaten cost and investment recovery, and impact rate structures; the ability of the Company to successfully reduce its cost structure; the successful integration of the Company's subsidiaries; the degree to which the Company develops non-regulated business ventures; the ability of the Company to identify and make complimentary acquisitions; inflationary trends and interest rates; the ability of the Company and its significant vendors to modify their computer software, hardware and databases to accommodate the year 2000; and other risks detailed from time to time in other reports and other documents filed by the Company and its predecessors with the Securities and Exchange Commission. For any of these statements, the Company claims the protection of the safe harbor for forward- looking information contained in the Private Securities Litigation Reform Act of 1995, as amended.

Part II.  Other Information

Item 1. Legal Proceedings

Subsequent to the closing of the LIPA Transaction and KeySpan Acquisition, former shareholders of LILCO commenced 13 class action lawsuits in the New York State Supreme Court, Nassau County, against one or more of LILCO, each of the former officers and directors of LILCO and the Company. These actions were consolidated in August 1998. The consolidated action alleges that in connection with certain payments LILCO had determined were payable in connection with the LIPA and KeySpan transaction to LILCO's chairman, and to former officers of LILCO ("Payments") (1) the named defendants breached their fiduciary duty owed to LILCO and KeySpan former and/or current Company shareholders as a result of the Payments (2) the named defendants intended to defraud such shareholders by means of manipulative, deceptive and wrongful conduct, including materially inaccurate and incomplete news reports and filings with the Securities and Exchange Commission; and (3) the named defendants recklessly and/or negligently failed to disclose material facts associated with the Payments. The Company moved to dismiss the consolidated complaint on September 28, 1998.

In addition, three shareholder derivative actions have been commenced pursuant to which such shareholders seek the return of the Payments or damages resulting from among other things, an alleged breach of fiduciary duty on the part of the former LILCO officers and directors. One action was brought on behalf of LILCO in federal court, and the other two actions were brought on behalf of the Company in New York State Supreme Court, Nassau County.

A class action lawsuit has also been filed in the New York State Supreme Court, Suffolk County, by the County of Suffolk against LILCO's former officers and/or directors. The County of Suffolk alleges that the Payments were improper, and seeks to recover the Payments for the benefit of Suffolk County ratepayers.

Finally, two class action securities suits were filed in federal court alleging that certain officers and directors of LILCO violated the federal securities laws by failing to properly disclose that the transactions with LIPA and KeySpan would trigger the Payments. The Company expects that these actions will be consolidated.

The Company believes the allegations in the suits are entirely without merit, and is determined to defend the actions vigorously. Under the terms of the LIPA Agreement, the Company has assumed all indemnification obligations LILCO may have to its former officers and directors and has agreed to indemnify LILCO for certain liabilities relating to LILCO's activities prior to the closing of the LIPA Transaction, including the activity relating to the Payments.

In addition, certain related proceedings have been commenced relating to the Payments and disclosures made by LILCO with respect thereto. These proceedings include investigations by the New York State Attorney General, the New York State Public Service Commission and LIPA, joint hearings conducted by two committees of the New York State assembly, and an informal, non-public inquiry by the Securities and Exchange Commission. At this time the Company is unable to determine the outcome of these proceedings, or any of the lawsuits described above.

In October 1998, the County of Suffolk and the Towns of Huntington and Babylon commenced an action against LIPA, the Company, the PSC and others in the United States District Court for the Eastern District of New York (the "Huntington Lawsuit"). The Huntington Lawsuit alleges, among other things, that LILCO ratepayers (i) have a property right to receive or share in the alleged capital gain that resulted from the LIPA Transaction (which gain is alleged to be at least $1 billion); and (ii) that LILCO was required to refund to ratepayers the amount of a Shoreham-related deferred tax reserve (alleged to be at least $800 million) carried on the books of LILCO at the consummation of the LIPA Transaction. The Company has not yet been formally made a party to this proceeding and is currently unable to determine the effect, if any, this proceeding will have on its financial condition or results of operations.


Item 5. Other Information

Acquisition of 50% Interest in Gulf Canada Resources Limited

On November 3, 1998, the Company announced that it had reached an agreement under which it will acquire, through its subsidiary KeySpan Energy Development Corporation, a 50 percent interest in Gulf Canada Resources Limited's midstream business in western Canada and will form a partnership with Gulf Canada called "Gulf Midstream Services Partnership (GMS)". The new business will offer a full range of midstream services, from wellhead to natural gas marketers and producers in western Canada. GMS's assets will include interests in 14 processing plants and associated gathering systems. The facilities can process approximately 1.4 billion cubic feet of natural gas daily, of which the partnership's share is approximately 750 million cubic feet per day. GMS will also have a natural gas liquids fractionation, storage and transportation facilities in Edmonton, a major natural gas liquids hub. GMS will be a major marketer of natural gas and natural gas liquids in western Canada. Closing of this transaction is subject to a number of conditions including completion of certain due diligence requirements, receipt of required third party approvals or the waiver or expiration of certain rights and the preparation of satisfactory documentation.

The Company will pay Gulf approximately US$ 189 million, subject to adjustment. In addition, the Company will provide a three-year US$ 65 million loan on commercial terms that at Gulf's option can be repaid or exchanged by the Company for an additional interest in GMS (currently anticipated to equal 19.7%). The Company has agreed to fund Gulf's share of certain discretionary capital expenditures in GMS for the next three years up to a maximum of approximately US$ 78 million, in exchange for a proportionate increased share of GMS's cash flow.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

(10a) Indenture of Trust dated as of December 1, 1997 by and between New York State Energy Research and Development Authority (NYSERDA) and The Chase Manhattan Bank, as Trustee, relating to the 1997 Electric Facilities Revenue Bonds (EFRBs), Series A.

         Participation Agreement dated as of December 1, 1997 by and between NYSERDA and Long Island Lighting Company relating to the 1997 EFRBs, Series A.

(10b) Employment Agreement dated September 10 1998, between the Company and Robert B. Catell.

(27)      Financial Data Schedule on Schedult UT.



(b) Reports on Form 8-K

On August 5, 1998, the Company filed a Current Report on Form 8-K providing disclosure under Item 5 applicable to the following:

     (1) the resignation of Dr. William J. Catacosinos as Chairman and Chief Executive Officer and as a director, and the election of Robert B. Catell to succeed Dr. Catacosinos as Chairman and Chief Executive Officer;

     (2) the authorization of the Board of Directors to purchase up to 10% of the Company's outstanding common stock, or approximately 15 million shares, through open market purchases;

     (3) the announcement that a subsidiary of the Company, KeySpan Energy Development Corporation, had joined Duke Energy Corporation and the Williams Companies in developing the Cross BaySM pipeline, which will transport gas from existing interstate pipelines in New Jersey to New York City and Long Island.

On September 11, 1998, the Company filed a Current Report on Form 8-K, as amended on September 22, 1998 and September 29, 1998, providing disclosure under Items 4, 5 and 8 applicable to the following:

     (1)  the  appointment  of  Arthur   Andersen  LLP  as  independent   public
          accountants for the Company for its fiscal year ending December 31, 1998;

     (2)  the appointment of certain officers of the Company;

     (3) authorization to amend the Company's Certificate of Incorporation and By-Laws to provide that the Company would have principal offices in each of Nassau County and Kings County; and confirmation of existing By-law provisions relating to the timing of the annual meeting and certain shareholder related procedural matters for the annual meeting and proxy statement;

     (4) authorization to permit the Company to conduct its business under the name KeySpan Energy;

     (5)  creation  of  certain   committees  of  the  Board  of  Directors  and
          designation of certain members of such committees; and

     (6)  the change in the Company's fiscal year end to December 31.

                    MARKETSPAN CORPORATION AND SUBSIDIARIES

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned there unto duly authorized.



                                       MARKETSPAN CORPORATION
                                             (Registrant)



Date November 16, 1998                  s/ Craig G. Matthews
                                        ----------------------
                                          Craig G. Matthews
                                       Executive Vice President and
                                       Chief Financial Officer


Date November 16, 1998                  s/ Ronald S. Jendras
                                        ---------------------
                                          Ronald S. Jendras
                                       Vice President, Controller and
                                       Chief Accounting Officer