Form 10-K
period 1998-12-31
MARKETSPAN CORP
filed 1999-03-29
CIK 1062379

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 [  ] ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
      ACT OF 1934
                                       OR
 [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


        For the transition period from April 1, 1998 to December 31, 1998

                         Commission File Number 1-14161

                             MARKETSPAN CORPORATION
             (Exact name of registrant as specified in its charter)

                        NEW YORK                                  11-3431358
    (State or other jurisdiction of incorporation or           (I.R.S. employer
                     organization)                           identification no.)

    175 EAST OLD COUNTRY ROAD, HICKSVILLE, NEW YORK                  11801
        ONE METROTECH CENTER, BROOKLYN, NEW YORK                     11201
        (Address of principal executive offices)                  (Zip code)

                           (516) 755-6650 (HICKSVILLE)
                            (718) 403-1000 (BROOKLYN)
              (Registrant's telephone number, including area code)

                 SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

         Title of each class                      Name of each exchange on which
                                                               registered
       Common Stock, $.01 par value                     New York Stock Exchange
                                                         Pacific Stock Exchange

 Series AA Preferred Stock, $25 par value               New York Stock Exchange
                                                         Pacific Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None
                                (Title of class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes.  X    No.


        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

        As of March 22, 1999, the aggregate market value of the common stock held by non-affiliates (139,173,954 shares) of the registrant was $3,601,126,073 (based on the closing price, on such date, of $25.88 per share).

        As of March 22, 1999, there were 142,868,154 shares of common stock, $.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement dated on or about April 7, 1999 is incorporated by reference into Part III hereof.

                             MARKETSPAN CORPORATION
                              D/B/A KEYSPAN ENERGY


                               INDEX TO FORM 10-K

                                                                                          Page
                                     PART I

Item 1.        Business................................................................   1

Item 2.        Properties..............................................................   29

Item 3.        Legal Proceedings.......................................................   29

Item 4.        Submission of Matters to a Vote of Security Holders.....................   31

                                     PART II

Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters...   31

Item 6.        Selected Financial Data.................................................   32

Item 7.        Management's Discussion and Analysis of Financial Condition and Results
               of Operations...........................................................   33

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk..............   53

Item 8.        Financial Statements and Supplementary Data.............................   55

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure..............................................................   101

                                    PART III

Item 10.       Directors and Executive Officers of the Registrant......................   101

Item 11.       Executive Compensation..................................................   101

Item 12.       Security Ownership of Certain Beneficial Owners and Management..........   101

Item 13.       Certain Relationships and Related Transactions..........................   101

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K.........   102


                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     KeySpan Energy ("KeySpan" or the "Company") provides a range of energy-related services through operations and investments in selected areas of the energy industry. The Company is the fourth largest gas utility in the United States with approximately 1.6 million customers in the New York City metropolitan area. The Company competes in five principal lines of business, including natural gas distribution, electric services, gas exploration and production, energy-related investments, and energy-related services.

           The Company was formed to facilitate the combination (the "Combination"), completed on May 28, 1998, of KeySpan Energy Corporation ("KSE") and its principal subsidiary The Brooklyn Union Gas Company ("Brooklyn Union") and the non-nuclear electric generation and natural gas distribution businesses of the Long Island Lighting Company ("LILCO"). To effect the Combination, all of the assets used by LILCO in connection with its gas distribution business, its non-nuclear electric generation business and the assets common to its prior operations (the "Transferred Assets") were transferred to the Company. The Long Island Power Authority ("LIPA") then acquired all of the common stock of LILCO for approximately $2.5 billion in cash and the direct or indirect assumption of certain liabilities. The Company sold to the former holders of LILCO common stock, shares of the Company's common stock and then acquired KSE by merger with a wholly-owned subsidiary of the Company in exchange for shares of the Company's common stock. Upon completion of these transactions, former LILCO and KSE shareholders owned approximately 68% and 32% of the Company's common stock, respectively.

           The assets of LILCO not transferred to the Company (the "Retained Assets") were retained by LIPA and primarily consist of LILCO's electric transmission and distribution system located on Long Island (the "T&D System"), its 18% ownership interest in Nine Mile Point Nuclear Power Station, Unit 2 ("NMP2"), located in upstate New York, and certain of LILCO's regulatory assets and liabilities associated with its electric business.

           The Company was organized under New York law in 1998. Brooklyn Union was formed in 1895 through the consolidation of several existing companies, the oldest of which commenced operations in 1849, providing gas distribution services throughout the New York City boroughs of Brooklyn, Staten Island and most of Queens, New York. LILCO was organized in 1910 to provide electric and gas services in the Long Island counties of Nassau and Suffolk and the Rockaway peninsula in the borough of Queens, all in New York.

           As used herein, the "Company" or "KeySpan" refers to MarketSpan Corporation d/b/a KeySpan Energy ("KeySpan Energy"), Brooklyn Union and KeySpan Gas East Corporation d/b/a Brooklyn Union of Long Island ("Brooklyn Union of Long Island"), its two principal gas distribution subsidiaries, and its other subsidiaries, individually and in the aggregate. In 1998, the Company changed its fiscal year end from March 31 to December 31. For financial reporting purposes, financial statements included, or incorporated by reference, herein for the period ending December 31, 1998 are for the nine months then ended and have been prepared on the basis that LILCO is deemed to be the acquiring company in the Combination for financial reporting purposes. Unless otherwise specified, other information contained in Part I hereof has been compiled on a combined basis ("Combined Company Basis") to aggregate the information shown for both KSE and LILCO and is presented for the twelve month periods ended December 31, 1998, 1997 and 1996, as indicated. Additional information about the Company's industry segments is contained in "Note 10. Business Segments" of the Notes to the Consolidated Financial Statements included herein and incorporated by reference thereto.

           Certain statements contained in this Annual Report on Form 10-K concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts, are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Without limiting the foregoing, all statements under the captions "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7A. Quantitative and Qualitative Disclosures About Risk" relating to the Company's anticipated capital expenditures, future cash flows and borrowings, pursuit of potential future acquisition opportunities and sources of funding are forward-looking statements. Such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties and actual results may differ materially from those discussed in such statements. Among the factors that could cause actual results to differ materially are: available sources and cost of fuel; federal and state regulatory initiatives that increase competition, threaten cost and investment recovery, and impact rate structures; the ability of the Company to successfully reduce its cost structure; the successful integration of the Company's subsidiaries; the degree to which the Company develops unregulated business ventures; the ability of the Company to identify and make complementary acquisitions, as well as the successful integration of such acquisitions; inflationary trends and interest rates; the ability of the Company and its significant vendors to modify their computer software, hardware and databases to accommodate the year 2000; and other risks detailed from time to time in other reports and other documents filed by the Company and its predecessors with the Securities and Exchange Commission (the "SEC"). For any of these statements, the Company claims the protection of the safe harbor for forward-looking information contained in the Private Securities Litigation Reform Act of 1995, as amended. For additional discussion on these risks, uncertainties and assumptions, see "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7A. Quantitative and Qualitative Disclosures About Risk" contained in the Annual Report on Form 10-K.

           The Company's principal executive offices are located at One MetroTech Center, Brooklyn, New York 11201 and 175 East Old Country Road, Hicksville, New York 11801 and its telephone numbers are (718) 403-1000 (Brooklyn) and (516) 755-6650 (Hicksville). Financial and other information is also available through the World Wide Web at http://www.keyspanenergy.com.

INDUSTRY AND COMPETITION

           The electric and natural gas sectors of the regulated energy industry are undergoing significant changes, as market forces are replacing or supplementing rate regulation as a means of controlling prices for natural gas and electricity. The exposure of utilities to competition places pressures on them to maintain market share and profits and manage the costs of providing services as their customers gain access to lower cost supplies of natural gas and electricity. Competition also presents utilities with greater opportunities to manage the cost of their natural gas and electric supplies, to earn unregulated profits on energy sales and to expand their business activities.

           Historically, government regulation served both to control prices in the natural gas and electric sectors of the energy industry and to substantially shield industry participants from competition. The natural gas sector was segmented into three regulated parts: production; interstate transportation; and franchised retail sales and local distribution. The electric sector featured vertically integrated utilities providing generation, transmission and distribution services for their franchised service territories. Under traditional rate regulation, utilities were provided the opportunity to earn a fair, but regulated, return on invested capital in exchange for a commitment to serve all customers within a franchised service territory. An extensive and complex regime for the regulation of public utility companies and public utility holding companies limited natural gas and electric utilities' opportunities for geographic expansion and business diversification.

           Between  the 1930's and the late  1970's,  federal  and state  energy regulatory policies remained relatively stable, and the structure of the regulated energy industry changed little. However, after the energy crises in the 1970's, new legislation and changes in regulatory policy set in motion competitive forces that are reshaping the energy industry, dramatically increasing business opportunities for natural gas and electric companies.

           Beginning in 1978 with federal legislation that authorized the phased deregulation of wellhead natural gas prices and the establishment of unregulated electric generation companies, competition has been increasingly introduced into segments of the regulated energy industry. To foster competition, federal regulators adopted "open access" rules which required interstate natural gas pipelines and electric transmission systems to "unbundle" retail sales, I.E., the sale of gas or electricity, from transportation and transmission services. Open access also required interstate gas pipelines and electric utilities, for the first time, to provide transportation and transmission service on a non-discriminatory basis to all qualified customers. Recent initiatives would also permit market forces, rather than regulation, to establish rates charged under short-term contracts for interstate natural gas transportation and to determine the allocation of increased electricity costs that result when electric transmission constraints prevent lower priced electricity from reaching electric customers. By enabling natural gas producers and electric generators to reach new markets, open access policies led to intensified competition in wholesale markets and began to alter the geographic character of the industry. No longer typified by isolated local companies, the natural gas and electric sectors in many parts of the country today include a growing number of firms with regional, national and international dimensions.

           Parallel changes in the regulation of retail electric and gas markets are being implemented by many state public utility commissions, including the Public Service Commission of the State of New York ("NYPSC"). On a state-by-state basis, initially in the Northeast, Mid-Atlantic and California, and now spreading to other regions, local franchised utilities are being required to separate their marketing and retail sales businesses from the physical distribution of natural gas and electricity through pipes and wires. Just as at the federal level, distribution services are increasingly required to be unbundled from retail sales, and made available on a non-discriminatory open access basis to all qualified retail customers. Retail natural gas and electricity marketers are being permitted to compete for energy customers in what were formerly exclusive service territories of electric and natural gas utilities. However, natural gas and electric utilities are likely to remain exclusive providers of unbundled distribution services through pipes and wires, and may remain obligated to continue to sell natural gas or electricity to customers who do not select other suppliers.

           In New York State, large-volume retail customers have been able to purchase natural gas supplies directly from non-utility vendors for more than ten years, while direct sales to aggregations of small customers have been permitted since 1996. New York regulators are commencing new initiatives to further enhance retail competition in the state. Similarly, the NYPSC has been encouraging the development of retail competition in the electric sector in New York. In the past two years, electric utilities have begun to unbundle electric sales from retail distribution services, open their franchised territories to competitors, transfer control over their transmission systems to an independent system operator, and divest many of their generating plants.

           The introduction of competition for retail electricity sales may threaten the ability of electric utilities to recover their past investments in electric generating plants (and, in some cases, related transmission facilities) to the extent that the cost of producing electricity from those generating plants exceeds the competitive market price for electricity. In consideration for opening franchise service territories to retail competition, many electric utilities are being permitted to recover potentially "stranded" investments in electric generation and associated transmission through charges to all customers receiving distribution and transmission services. In many cases, the market value of electric generating plants and the amount of stranded investment is being determined through the divestiture of electric generating plants in well-publicized auctions. The sale of generating plants and recovery of stranded costs (to the extent they remain after divestiture) is providing electric utilities with substantial cash infusions which, in some cases, are being used to repurchase stock or to finance acquisition of other energy assets, often in different regions of the country or internationally. Many utilities are attempting to diversify their lines of business, while some are choosing to concentrate on one or two industry segments, such as natural gas or electric distribution or electric generation. Several New York investor-owned utilities have commenced the sale of their non-nuclear generating plants. The Company's pending purchase of the Ravenswood generating plant, as discussed below, results from a plan under which Consolidated Edison Company of New York, Inc. ("Con Edison") is divesting a substantial portion of its non-nuclear generating capacity. See "The Company - Electric Services."

           A significant number of natural gas and electric utilities have reacted to the changing structure of the regulated energy industry by entering into business combinations, with the goal of reducing common costs, gaining size to better withstand competitive pressures and business cycles, and attaining synergies from the combination of electric and natural gas operations. The
Combination and related transactions which resulted in the formation of the Company shares many of these attributes.

           The transformation of the energy industry is an ongoing process. Larger regional, national and international companies are being formed through acquisitions and mergers. The remaining legal barriers to interregional natural gas and electric distribution companies, which have been relaxed as the result of regulatory decisions, are the subject of legislative proposals calling for repeal or substantial modifications. The advent of industry restructuring has meant that regional, national and international companies are increasingly offering energy consumers a wide array of choices as to the supply, type, quality and cost of natural gas and electric services. For the Company, industry restructuring means increased opportunities to enter new markets and pressures to manage its costs of doing business.

BUSINESS STRATEGY

           The Company seeks to become a premier energy company with operations focused in the Northeastern United States, the Gulf of Mexico and Western Canadian supply basins as well as selected international areas where the Company identifies opportunities for growth in those energy-related lines of business in which the Company has developed recognized expertise. The Company intends to grow through acquisitions and selected energy-related investments; by expanding its gas distribution business, particularly on Long Island; by emphasizing superior customer service; and by taking advantage of the increasing trend towards deregulation and competition to offer an expanded array of services to its customers.

           Key elements of the Company's business strategy include:

               ENERGY-RELATED INVESTMENTS. In recent years, the Company has made a number of acquisitions and energy-related investments designed to enhance its presence in the Northeastern United States. The Combination transformed the Company into the leading natural gas company in the Northeast, with approximately 1.6 million gas customers in two contiguous gas distribution service territories. The Combination also gave the Company one of the largest power generation capabilities in the region, with over 4,000 megawatts of generation capacity. Subsequent to December 31, 1998, the Company entered into a definitive agreement, subject to regulatory approvals, to acquire a 2,168 megawatt electric generating facility in New York City from Con Edison. Upon consummation of that transaction, the Company's power generation capacity will approximate 6,200 megawatts. Consistent with the Company's long-standing investment in the Iroquois pipeline, the Company recently acquired a 25% interest in the proposed Cross Bay pipeline, which will transport gas from interstate pipelines in New Jersey to New York and Long Island. In addition, the Company has expanded the business of its unregulated energy services operations, through the acquisition of Philip Fritze and Sons, one of the largest heating, ventilation and air conditioning contractors in New Jersey.

               The Company has also made significant investments beyond its core market area. In 1998, for example, the Company acquired a 50% interest in certain midstream natural gas assets of Gulf Canada Resources Limited, creating a partnership known as Gulf Midstream Services. The Company also purchased an additional 25.5% interest in Premier Transco Ltd. (resulting in an aggregate 50% interest), which transports natural gas through an 84-mile pipeline from southwest Scotland to Northern Ireland.

               These acquisitions and investments reflect the Company's commitment to enhancing its presence as an energy company focused primarily on the Northeastern United States, with additional complementary interests in the Gulf of Mexico and Western Canadian supply basins, as well as Northern Ireland. The Company anticipates that it will continue to target other acquisitions and investments that also provide it with opportunities to increase its penetration of selected energy markets in those core geographic areas.

               EXPANDED GAS DISTRIBUTION SERVICES. The Company has achieved a high degree of penetration in its Brooklyn Union service territory, with approximately 79% of all one-and two-family homes currently using natural gas for space heating. In contrast, only 30% of one-and two-family homes in the Brooklyn Union of Long Island service territory currently use natural gas for space heating. The Company believes there is significant opportunity for increased penetration of the Long Island service territory and intends to make capital expenditures to expand its gas distribution infrastructure in order to support long-term growth. In addition, the Company expects to focus marketing efforts throughout both service territories. Examples of such marketing efforts include efforts to convert customers from oil to gas heat and to target new construction, small to medium commercial businesses and large volume dual-fuel customers.

               SUPERIOR CUSTOMER SERVICE. The Company's utility operations have an outstanding reputation for customer service and have received consistently excellent marks for customer loyalty and satisfaction, as measured by independent customer-satisfaction specialists. In 1998, the Company was the recipient of the Emergency Response Award of the Edison Electric Institute, which honored the Company for restoring electric power for LIPA after a severe thunderstorm on Long Island last September. Similarly, Brooklyn Union was awarded the 1998 Brand Keys Customer Loyalty Award as the U.S. energy provider that had achieved the highest level of success in anticipating and exceeding customer expectations. The Company intends to continue to emphasize superior customer service, both to differentiate itself from competitors as markets become increasingly deregulated and to take advantage of cross-selling opportunities available in complementary energy-related services such as appliance repair and energy system installation and management.

               EXPANDED SERVICES. With its strong market presence in the metropolitan New York City area, the Company believes it is well-positioned to provide customers with an expanding array of energy-related services. In recent years, the Company has begun to offer gas and electric marketing services throughout New York, Connecticut, New Jersey, Maryland, Pennsylvania and Ohio and appliance repair and related services and energy management services for residential, commercial and industrial customers throughout the metropolitan New York City area. The Company believes that continuing trends towards deregulation and competition, coupled with growth in its customer base, will afford it opportunities to expand those services both within and outside its traditional service territories. The Company also owns a 250-mile fiber optic telecommunications network on Long Island and is currently exploring various business opportunities to take commercial advantage of that network.

THE COMPANY

                                GAS DISTRIBUTION

OVERVIEW

           The Company sells, distributes and transports natural gas in two separate, but contiguous service territories of approximately 1,417 square miles in the aggregate in the New York City metropolitan area. The Company owns and operates gas distribution, transmission and storage systems that consist of approximately 10,036 miles of distribution pipelines, 578 miles of transmission pipelines and two gas storage facilities. The Company serves approximately 1.6 million customers, of which approximately 1.5 million, or 94%, are residential. Gas is offered for sale to residential customers on a "firm" basis, and to commercial and industrial customers on a "firm" or "interruptible" basis. "Firm" service is offered to customers under schedules or contracts which anticipate no interruptions, whereas "interruptible" service is offered to customers under schedules or contracts which anticipate and permit interruption on short notice, generally in peak-load seasons. Gas is available at any time of the year on an interruptible basis, if the supply is sufficient and the supply system is adequate. The Company also participates in the interstate markets by releasing pipeline capacity or bundling pipeline capacity with gas for "off-system" sales. An "off-system" customer consumes gas at facilities located outside the Company's service territories, by connecting to the Company's facilities or one of its transporter's facilities, at a point of delivery agreed to by the Company and the customer. The Company purchases its natural gas for sale to its customers under long-term supply contracts and short-term spot contracts. Such gas is transported under both firm and interruptible transportation contracts. In addition, the Company has commitments for the provision of gas storage capability and peaking supplies.

           During 1998, on a Combined Company Basis, gas revenues were $1.760 billion, or 54% of the Company's revenues, and gas operating income was $218.8 million, excluding special charges related to the Combination.

           The gas operations of the Company can be significantly affected by seasonal weather conditions. Traditionally, annual revenues are substantially realized during the heating season as a result of higher sales of gas due to cold weather. Accordingly, operating results historically are most favorable in the first and fourth calendar quarters. However, the Company's gas utility tariffs contain weather normalization adjustments that provide for recovery from or refund to firm customers of material shortfalls or excesses of firm net revenues (revenues less applicable gas costs, if any) during a heating season due to variations from normal weather. See "Regulation and Rate Matters."

SALES AND DISTRIBUTION

           The Company is the fourth largest gas distribution company in the United States, providing, through its gas distribution subsidiaries, natural gas sales and transportation services to customers in the New York City boroughs of Brooklyn, Queens and Staten Island and the Long Island counties of Nassau and Suffolk.

           Gas sales and revenues for 1998 on a Combined Company Basis by class of customer are set forth below:

                                                  Sales           Revenues           Revenues
Customer                                          (MDTH)        (thousands of      (% of Total)
                                                                     $)
---------------------------------------------   -----------    ----------------   ---------------

FIRM
Residential house heating................         95,821        $   971,987            55.22%
Residential (other than house heating)...         10,176            199,944            11.36
Temperature-Controlled heating...........         30,899            128,703             7.31
Commercial/Industrial....................         28,434            245,005            13.92
                                                -----------    ----------------   ---------------
    Total Firm...........................        165,330          1,545,639            87.80
FIRM TRANSPORTATION......................         13,974             60,540             3.44
                                                -----------    ----------------   ---------------
   Total Firm Gas Sales and Transportation       179,304          1,606,179            91.24
INTERRUPTIBLE............................         11,861             40,276             2.29
OFF-SYSTEM SALES.........................         24,465             59,556             3.38
TRANSPORTATION...........................         29,156             18,289             1.04
                                                -----------    ----------------   ---------------
   Total Gas Sales and Transportation....        244,786          1,724,300            97.95
Other Retail Services....................          N/A               36,020             2.05
                                                ===========    ================   ===============
   Total sales and revenues*.............        244,786         $1,760,320            100%
                                                ===========    ================   ===============

-----------------------
*Excludes lost, unaccounted for and interdepartmental gas.

           Set forth below is information, on a Combined Company Basis, concerning certain operating statistics applicable to the Company's gas sales and distribution business:

                                                    1998             1997              1996
                                                --------------   --------------    -------------

Revenues ($000)...........................       1,760,320        1,991,793         2,073,851
Net Income ($000).........................         133,685*         134,403           119,639
Firm Gas Sales and Transportation (MDTH)..         179,304          203,587           202,377
Other Deliveries (MDTH)...................          65,482           73,132            59,139
Heating customers.........................         665,465          657,433           651,750
Degree Days, % cooler (warmer) than normal            (17.5)            0.2               4.8
Capital Expenditures......................         181,700          178,651           190,403

-----------------------
*Excludes special charges and tax benefits associated with the Combination.

           The Company sells gas to its firm gas customers at the Company's cost for such gas, plus a charge designed to recover the costs of distribution (including a return of and a return on invested capital). The Company shares with its firm gas customers net revenues (operating revenues less the cost of gas purchased for resale) from off-system sales and, in addition, Brooklyn Union of Long Island credits its firm gas customers all net revenues from interruptible gas sales, thereby reducing its rates to these firm customers.

           All of the Company's retail gas customers became eligible in 1996 to purchase gas directly from suppliers other than the Company's gas utility subsidiaries. At December 31, 1998, approximately 32,900 residential, commercial and industrial customers, with annual requirements of approximately 19,500 MDTH, or 10% of the Company's annual firm gas system requirements, purchased their gas supply from sources other than the Company. If a customer decides to purchase gas from another supplier, the supplier obtains the gas and transports it to the Company's distribution system. The Company then delivers the gas to the customer's premises through the Company's system of distribution mains and service lines. In addition to delivering gas that customers purchase from other suppliers, the Company has been providing metering, billing and other services for aggregate rates that are comparable to the distribution charge reflected in otherwise applicable sales rates to supply comparable customers.

           On a Combined Company Basis, actual firm gas sales and transportation quantities from gas distribution operations in 1998 were 179,304 MDTH compared to 203,587 MDTH in 1997 and 202,377 MDTH in 1996. (An MDTH is 10,000 therms and reflects the heating content of approximately one million cubic feet of gas. A therm reflects the heating content of approximately 100 cubic feet of gas.) These major variations in quantities are primarily due to weather. Measured in annual degree days, weather was 17.5% warmer than normal in 1998, normal in 1997 and 4.8% colder than normal in 1996. After normalizing for weather, firm volumes in 1998 were approximately the same as 1997.

           On a Combined Company Basis, on-system interruptible volumes, off-system sales (sales made to customers outside of the Company's service territories) and related transportation in 1998 were 65,482 MDTH compared to 73,132 MDTH in 1997 and 59,139 MDTH in 1996. The decrease in total gas throughput during 1998 reflects the effects of warmer weather and the fact that Brooklyn Union discontinued its off-system sales program beginning April 1, 1998 and replaced it with a management agreement with Enron Capital and Trade Resources Corp. and its parent company, Enron Corp. (collectively, "Enron"), in which Enron pays the Company a fixed fee in exchange for the right granted Enron to earn revenues based upon its management of Brooklyn Union's gas supply requirements, storage arrangements, and off-system capacity.

           During 1998, the Company continued to grow in its existing service territories and to expand into new markets. In the Company's service area of the New York City boroughs of Brooklyn, Queens and Staten Island, approximately 79% of one- and two- family homes currently use gas for space heating, while approximately 48% of the multi-family market and 63% of the commercial market use gas for space heating. In these areas, the Company intends to seek growth with an aggressive marketing effort designed to encourage conversions of residential and multi-family homes and businesses from fuel oil to natural gas heating. In the Company's service area of the Long Island counties of Nassau and Suffolk and the Rockaway peninsula of Queens County, approximately 30% of one- and two-family homes currently use natural gas for space heating, while approximately 17% of the multi-family market and 57% of the commercial market use gas for space heating. In these service areas, the Company will seek growth through the expansion of its distribution system as well as through the conversion of residential homes and the pursuit of opportunities to grow multi-family, industrial and commercial markets. The Company also offers special area development and incentive gas rates to multi-family, commercial and industrial businesses that move to or expand operations in designated areas of the Company's service territories.

SUPPLY AND STORAGE

           The Company has contracts for the purchase of firm long-term transportation and storage services. The Company's gas supplies are purchased under long-term contracts and on the spot market and are transported by interstate pipelines from domestic and Canadian sources. Storage and peaking supplies are available to meet system requirements during winter periods.

           Regulatory actions, economic factors and changes in customers and their preferences continue to reshape the Company's gas operations markets. A number of multi-family, commercial and industrial customers and a growing number of residential customers currently purchase their gas supplies from natural gas marketers and then contract with the Company for local transportation, balancing and other unbundled services. Since these customers are no longer reliant on the Company for sales service, the quantity of gas that the Company must obtain to meet remaining sales customers' requirements has been reduced. This trend is likely to continue as state regulators implement policies designed to encourage customers to purchase their gas from suppliers other than the traditional gas utilities.

           PEAK-DAY CAPABILITY. The design criteria for the Company's gas system assumes an average temperature of 0(0)F for peak-day demand. Under such criteria, the Company estimates that the requirements to supply its firm gas customers would amount to approximately 1,754 MDTH of gas for a peak-day during the 1998/99 winter season and that the gas available to the Company on such a peak-day amounts to approximately 2,033 MDTH. For the 1999/2000 winter season, the Company estimates that the peak-day requirements would amount to approximately 1,789 MDTH and that the gas available to the Company amounts to approximately 2,033 MDTH. As of March 1, 1999, the 1998/99 winter peak-day throughput to the Company's customers was 1,511 MDTH, which occurred on January 14, 1999, at an average temperature of 22(degree)F, representing 74% of the Company's peak-day capability at that time. The Company expects that it will have sufficient gas available to meet the projected requirements for firm gas customers for the 1999/2000 winter season. The Company's firm gas peak-day capability is summarized in the following table:



Source                                                      MDTH per day         % of Total
------------------------------------------------------    -----------------   -----------------

Producers..........................................               750                 37
Underground Storage................................               779                 38
Peaking Supplies...................................               504                 25
                                                          =================   =================
    Total..........................................             2,033                100
                                                          =================   =================

           PRODUCERS. The Company purchases natural gas for sale to its customers under contracts with suppliers located in domestic and Canadian supply basins and arranges for its transportation to the Company's facilities under firm long-term contracts with interstate pipeline companies. During 1998, about 78% of the Company's natural gas supply was available from domestic sources and 22% from Canadian sources. The Company has available under firm contract 750 MDTH per day of year-round and seasonal pipeline transportation capacity to its facilities in the New York City metropolitan area. Major providers of interstate pipeline capacity and related services to the Company include: Transcontinental Gas Pipe Line Corporation, Texas Eastern Transmission Corporation, Iroquois Gas Transmission System, Tennessee Gas Pipeline Company, CNG Transmission Corporation and Texas Gas Transmission Company.

           STORAGE. In order to meet higher winter demand, the Company also has long-term contracts with Transcontinental Gas Pipe Line Corporation, Texas Eastern Transmission Corporation, Tennessee Gas Pipeline Company, CNG Transmission Corporation, Equitrans, Inc., Hattiesburg First Reserve and Honeoye Storage Corporation, for underground storage capacity of 58,935 MDTH for the winter season, with 779 MDTH per day maximum deliverability.

           PEAKING SUPPLIES. In addition to the pipeline and storage supply, the Company supplements its winter supply with peaking supplies which are available on the coldest days of the year to enable the Company to meet the increased requirements of its heating customers economically. The Company's peaking supplies include gas provided by the Company's two liquefied natural gas ("LNG") plants and under peaking supply contracts with four cogeneration facilities/independent power producers located in its franchise area. For the 1998/99 winter season, the Company has the capability to provide a maximum peak-day supply of 504 MDTH on excessively cold days. The LNG plants have a storage capacity of approximately 2,053 MDTH and peak-day throughput capacity of 394 MDTH, or 19% of peak-day supply. The Company also has contract rights with Trigen Services Corporation, Brooklyn Navy Cogeneration Partners, LP, Nissequogue Cogen Partners and the New York Power Authority to purchase peaking supplies with a maximum daily capacity of 110 MDTH and total available peaking supplies during the winter season of 3,349 MDTH.

           GAS SUPPLY  MANAGEMENT.  During  1998,  the  Company  entered  into a one-year arrangement with Enron whereby Enron provides gas supply asset management services for Brooklyn Union. Under the terms of this agreement, Enron is responsible for managing certain aspects of Brooklyn Union's interstate pipeline transportation, gas supply and storage. Enron also is responsible for satisfying certain of the Company's gas supply requirements; however, the
Company remains contractually obligated to its gas suppliers and has not terminated any of its supply and delivery contracts. Pursuant to this arrangement, Enron paid the Company a fee in 1998, a portion of which was credited to the Company's gas ratepayers, and obtained the right to earn revenues based upon its management of the Company's gas supply requirements, storage arrangements and off-system capacity.

           In 1998, the Company entered into a one-year alliance with Coral Energy Resources, L.P., a division of Shell Oil Company ("Coral"), whereby Coral assists the Company in the origination, structuring, valuation and execution of energy-related transactions relating to Brooklyn Union of Long Island and the
Company's energy-management services undertaken on behalf of LIPA. A sharing agreement exists between the gas ratepayers and the Company for off-system gas transactions and between the Company and LIPA for off-system electric transactions. The Company's share of the profits on such transactions is then shared with Coral. The Company also shares in revenues arising from certain transactions initiated by Coral.

           The arrangements with Enron and Coral are short-term agreements. The Company will continue to evaluate the effectiveness of these arrangements and ultimately determine the most effective management approach in light of the Company's growth objectives. This approach could be an outsourcing of this management function, entering into a strategic alliance with a third party to jointly manage this activity, or internalizing the entire function.

           GAS COSTS. On a Combined Company Basis, gas costs for 1998 were $702.7 million and reflect warmer than normal weather during the year. Variations in gas costs have little impact on operating results of the Company since its current gas rate structures include gas adjustment clauses whereby variations between actual gas costs and gas cost recoveries are deferred and subsequently refunded to or collected from customers.

                                ELECTRIC SERVICES

OVERVIEW

           The Company's electric services primarily consist of (i) the ownership and operation of oil- and gas-fired generating facilities located on Long Island and the delivery of the power generated by these facilities to LIPA;
(ii) the management and operation of LIPA's T&D System; and (iii) the management of LIPA's fuel and electric energy purchases and any off-system sales.

           As more fully described below, the Company (i) provides to LIPA all operation, maintenance and construction services relating to the Retained Assets through a Management Services Agreement (the "MSA"); (ii) supplies LIPA with capacity and energy through a Power Supply Agreement (the "PSA") in order to allow LIPA to provide electricity to its customers on Long Island; and (iii) manages all aspects of the fuel supply for the Generating Facilities (as defined below) as well as all aspects of the capacity and energy owned by or under contract to LIPA through an Energy Management Agreement (the "EMA"). Collectively, the MSA, PSA and EMA are referred to herein as the "Operating Agreements."

           In addition, on January 28, 1999, the Company entered into a definitive agreement with Con Edison to purchase, for approximately $597 million, subject to adjustment, the 2,168-megawatt Ravenswood electric generating facilities located in Long Island City, Queens, New York. Consummation of this transaction is subject to various regulatory approvals, the timing of which cannot be determined.

           During 1998, on a Combined Company Basis, electric revenues were $1.294 billion or 40% of the Company's revenues and electric operating income was $264.2 million, excluding special charges related to the Combination. For the period following completion of the LIPA Transaction and ending December 31, 1998, electric revenues were $408.3 million and electric operating income was $10.7 million, excluding special charges related to the Combination. On a Combined Company Basis, electric revenues were $2.481 billion and $2.466 billion for 1997 and 1996, respectively, and electric operating income was $645 million and $642 million for 1997 and 1996, respectively.

GENERATION

           GENERATING FACILITY OPERATIONS. The Company owns and operates an aggregate of 53 electric generation units throughout Long Island (the "Generating Facilities"), 20 of which can be powered either by oil or natural gas at the Company's election. In recent years, the Company has reconfigured several of its facilities to enable them to burn either oil or natural gas, thus enabling the Company to switch periodically between fuel alternatives based upon cost and seasonal environmental requirements.

           The following table indicates the 1998 summer capacity of the Company's steam generation facilities and internal combustion ("IC") Units as reported to the New York Power Pool ("NYPP"):

 ---------------------- ---------------------- ---------------- ---------------- --------------
   LOCATION OF UNITS         DESCRIPTION            FUEL             UNITS            MW
 ---------------------- ---------------------- ---------------- ---------------- --------------
 Northport, L.I.            Steam Turbine           Dual*              3             1,156
 Northport, L.I.            Steam Turbine            Oil               1               381
 Port Jefferson, L.I.       Steam Turbine           Dual*              2               386
 Glenwood, L.I.             Steam Turbine            Gas               2               228
 Island Park, L.I.          Steam Turbine           Dual*              2               390
 Far Rockaway, L.I.         Steam Turbine           Dual*              1               108
 Throughout L.I.              IC Units              Dual*             12               291
 Throughout L.I.              IC Units               Oil              30             1,078
 ====================== ====================== ================ ================ ==============
 Total                                                                53             4,018
 ====================== ====================== ================ ================ ==============

*Dual - Oil or natural gas.

           The maximum demand on the T&D System was 4,208 megawatts ("MW") on July 22, 1998, representing 84% of the total available capacity of 4,993 MW on that day, which included 769 MW of firm capacity purchased from other sources. By agreement with the NYPP, the Company is required to maintain, on a monthly and annual basis, an installed and contracted firm power reserve generating capacity equal to at least 18% of its actual peak demand. The Company expects that it will be able to continue to meet this NYPP requirement. However, as demand for capacity on Long Island increases, the Company anticipates that it will seek to meet such demand through the acquisition or construction of additional generation facilities.

           POWER SUPPLY AGREEMENT. The PSA provides for the sale to LIPA by the Company of all of the capacity and, to the extent LIPA requests, energy from the Generating Facilities. Capacity refers to the ability to generate energy and, pursuant to NYPP requirements, must be maintained at specified levels (including reserves) regardless of the source and amount of energy consumption. By contrast, energy refers to the electricity actually generated for consumption by customers. Such sales of capacity and energy from the Generating Facilities are made at cost-based wholesale rates regulated by the Federal Energy Regulatory Commission ("FERC"). These rates may be modified in the future in accordance with the terms of the PSA for (i) agreed upon labor and expense indices applied to the base year; (ii) a return of and on the capital invested in the Generating Facilities; and (iii) reasonably incurred expenses that are outside the control of the Company.

           The PSA provides incentives and penalties for the Company to maintain the output capability of the Generating Facilities, as measured by annual industry-standard tests of operating capability, and plant availability and efficiency. These combined incentives and penalties may total as much as $4 million annually. In 1998 the Company earned approximately $3.3 million in incentives under the PSA.

           The PSA provides LIPA with all of the capacity from the Generating Facilities. However, LIPA has no obligation to purchase energy from the Generating Facilities and is able to purchase energy on a least-cost basis from all available sources consistent with existing transmission interconnection limitations of the T&D System. Under the terms of the PSA, LIPA is obligated to pay for capacity at rates which reflect a large percentage of the overall fixed cost of maintaining and operating the Generating Facilities. A variable maintenance charge is imposed for each unit of energy actually acquired from the Generating Facilities. The term of the PSA is 15 years and is renewable on similar terms. However, the PSA provides LIPA the option of electing to reduce or "ramp-down" the capacity it purchases from the Company beginning in year seven of the PSA, in accordance with agreed-upon schedules. In years seven through ten of the PSA, if LIPA elects to ramp-down, the Company is entitled to receive payment for 100 percent of the present value of the capacity charges otherwise payable over the remaining term of the PSA. If LIPA ramps-down the generation capacity in years 11 through 15 of the PSA, the capacity charges otherwise payable by LIPA will be reduced in accordance with a formula established in the PSA. If LIPA exercises its ramp-down option, the Company may use any capacity released by LIPA to bid on new LIPA capacity requirements or to bid on LIPA's capacity requirements to replace other ramped-down capacity. If the Company continues to operate the ramped-down capacity, the PSA requires it to use reasonable efforts to market the capacity and energy from the ramped-down capacity and to share any profits with LIPA. Capacity and energy sold by the Company from ramped-down capacity must be transported over the T&D System, and the Company will be required to pay LIPA's standard transmission (and, if applicable, distribution) rates for the service. The PSA will be terminated in the event that LIPA exercises its right to purchase, at fair market value, all of the Generating Facilities in the twelve-month period beginning in May 2001.

           The Company has an inventory of sulfur dioxide ("SO2") and nitrogen oxide ("NOx") emission allowances that may be sold to third party purchasers. The amount of allowances varies from year to year relative to the level of emissions from the Generating Facilities, which is greatly dependent on the mix of natural gas and fuel oil used for generation and the amount of purchased power that is imported onto Long Island. In accordance with the PSA, 33% of emission allowance sales revenue is kept by the Company and the other 67% is credited to LIPA. LIPA also has a right of first refusal on any potential emission allowance sales. Additionally, the Company is bound by a memorandum of understanding with the New York State Department of Environmental Conservation which prohibits the sale of SO2 allowances into certain states and requires the purchaser to be bound by the same restriction, which may affect the allowances' market value.

TRANSMISSION AND DISTRIBUTION MANAGEMENT

           MANAGEMENT SERVICES AGREEMENT. Under the MSA, the Company performs day-to-day operations and maintenance of the T&D System, including, among other functions, transmission and distribution facility operations, customer service, billing and collection, meter reading, planning, engineering, and construction, all in accordance with policies and procedures adopted by LIPA. The Company furnishes such services as an independent contractor and does not have any ownership or leasehold interest in the T&D System.

     In exchange for providing these services, the Company is entitled to earn an annual management fee of $10 million and may also earn certain incentives, or be responsible for certain penalties, based upon its performance. The incentives provide for the Company to retain 100% of the first $5 million of cost reductions and 50% of any additional cost reductions up to 15% of the total cost budget. Thereafter all savings accrue to LIPA. The total cost budget for the twelve month period ended December 31, 1998 was approximately $385.2 million. The Company also is required to absorb any total cost budget overruns up to a maximum of $15 million in each contract year.

           In addition to the foregoing cost-based incentives and penalties, the Company is eligible for incentives for performance above certain threshold target levels and subject to disincentives for performance below certain other threshold levels, with an intermediate band of performance in which neither incentives nor disincentives will apply, for system reliability, worker safety, and customer satisfaction.

           The term of the MSA is eight years and requires that LIPA solicit bids in the sixth year of the term for a new management services agreement beginning after the eighth year. Generally, the Company is eligible to submit a bid for such new management services agreement.

OTHER OPERATING AGREEMENTS

           ENERGY MANAGEMENT AGREEMENT. Pursuant to the EMA, the Company (i) procures and manages fuel supplies for LIPA to fuel the Generating Facilities,
(ii) performs off-system capacity and energy purchases on a least-cost basis to meet LIPA's needs, and (iii) makes off-system sales of output from the Generating Facilities and other power supplies either owned or under contract to LIPA. LIPA is entitled to two-thirds of the profit from any off-system electricity sales arranged by the Company. The term for the service provided in
(i) above is fifteen  years,  and the term for the service  provided in (ii) and
(iii) above is eight years.

           In exchange for these services, the Company earns an annual fee of $1.5 million, plus an allowance for certain costs incurred in performing services under the EMA. The EMA further provides incentives for control of the cost of fuel and electricity purchased on behalf of LIPA by the Company. Fuel and electricity purchase prices will be compared to regional price indices and the Company will receive a payment from LIPA, or be obligated to make a payment to LIPA, for fuel and/or purchased electricity costs which are below or above, respectively, specified tolerance bands. The total fuel purchase incentive or disincentive can be no greater than $5 million annually and the electricity purchase incentive or disincentive can be no greater than $2 million annually. For the period ended December 31, 1998, the Company earned an aggregate of $3.4 million in incentives under the EMA as well as revenue from off-system sales.

           OTHER RIGHTS. Pursuant to other agreements between LIPA and the Company, certain future rights have been granted to LIPA. Subject to certain conditions, these rights include the right for 99 years to lease or purchase, at fair market value, parcels of land and to acquire unlimited access to, as well as appropriate easements at, the Generating Facilities for the purpose of constructing new electric generating facilities to be owned by LIPA or its designee. Subject to this right granted to LIPA, the Company will have the right to sell or lease property on or adjoining the Generating Facilities to third parties. In addition, LIPA has the right to acquire a parcel at the Shoreham Nuclear Power Station site suitable as the terminus for a potential transmission cable under Long Island Sound or the potential site of a new gas-fired combined cycle generating facility.

     The Company owns the common plant (such as administrative office buildings and computer systems) formerly owned by LILCO and recovers LIPA's allocable share of the carrying costs of such plant through the agreements described above. The Company has agreed to provide LIPA, for a period of 99 years, the right to enter into leases at fair market value for common plant or sub-contract for common services which it may assign to a subsequent manager of the T&D System. The Company has also agreed (i) for a period of 99 years not to compete with LIPA as a provider of transmission or distribution service on Long Island;
(ii) that LIPA will share in synergy (I.E., efficiency) savings over a ten-year period attributed to the Combination (estimated to be approximately $1 billion), which savings are incorporated into the cost structure under the Operating Agreements; and (iii) not to commence any tax certiorari case (until termination of the PSA) challenging certain property tax assessments relating to the Generating Facilities.

           GUARANTEES AND INDEMNITIES. The Company and LIPA also have entered into agreements providing for the guarantee of certain obligations, indemnification against certain liabilities and allocation of responsibility and liability for certain pre-existing obligations and liabilities. In general, liabilities associated with the Transferred Assets have been assumed by the Company and liabilities associated with the Retained Assets are borne by LIPA, subject to certain specified exceptions. The Company has assumed all liabilities arising from all manufactured gas plant ("MGP") operations of LILCO and its predecessors and LIPA has assumed certain liabilities relating to the Generating Facilities and all liabilities traceable to the business and operations conducted by LIPA after completion of the Combination.

           An agreement also provides for an allocation of liabilities that are not traceable to either the business or operations to be conducted by LIPA or the Company after completion of the Combination which relate to the assets that were common to the operations of LILCO and/or shared services. LIPA bears 53.6% of the costs associated therewith and the Company bears the remainder.

                          GAS EXPLORATION & PRODUCTION

           Through its 64% equity interest in The Houston Exploration Company ("THEC"), an independent natural gas and oil company, the Company is engaged in the exploration, development and acquisition of domestic natural gas and oil properties. THEC's offshore properties are located in the Gulf of Mexico, and its onshore properties are located in South Texas, South Louisiana, the Arkoma Basin of Oklahoma and Arkansas, East Texas and West Virginia.

           THEC was organized by the Company in 1985 to conduct natural gas and oil exploration and production activities. It completed an initial public offering in 1996 and its shares are currently traded on the New York Stock
Exchange under the symbol "THX." At March 22, 1999, its aggregate market capitalization was approximately $451.0 million (based upon the closing price on the New York Stock Exchange on that date of $18.875).

           Information with respect to net proved reserves, production, productive wells and acreage, undeveloped acreage, drilling activities, present activities and drilling commitments is contained in "Note 14. Supplemental Gas and Oil Disclosures" of the Notes to the Consolidated Financial Statements included herein.

           During 1998, on a Combined Company Basis, gas exploration and production revenues were $127.1 million, and gas exploration and production operating income was $15.3 million, excluding an impairment charge on its proved gas reserves. Set forth below is certain selected information with respect to
THEC:


THEC Operating Statistics
-------------------------

                                                          1998          1997          1996
                                                       -----------   -----------   -----------

Net Proved Reserves (Mmcfe)......................        480,347       337,063       327,260
Production of Natural Gas and Oil (MMcfe)........         62,829        51,336        31,923
Average Realized Price of Natural Gas ($/per Mcf)           2.02          2.25          2.00
Average Unhedged Price of Natural Gas ($/per Mcf)           1.96          2.45         2.35
Capital Expenditures ($000)......................        302,837       145,175       177,774

           THEC has achieved significant growth in net proved reserves, production and revenues over the past five years. It has increased net proved reserves at a compound annual rate of 41% from 121 Bcfe at December 31, 1993 to 480 Bcfe at December 31, 1998. During this period, annual production increased at a compound annual rate of 28% from 23 Bcfe in 1994 to 63 Bcfe in 1998. At the close of 1998, daily production averaged 190 MMcfe per day. THEC's oil and gas revenues have increased from $41.8 million in 1994 to $127.1 million in 1998.

           THEC focuses its operations offshore in the Gulf of Mexico and onshore in South Texas, South Louisiana, the Arkoma Basin, East Texas and West Virginia. The geographic focus of its operations enables it to manage a comparatively large asset base with relatively few employees and to add and operate production at relatively low incremental costs. THEC seeks to balance its offshore and onshore activities so that the lower risk and more stable production typically associated with onshore properties complement the high potential exploratory projects in the Gulf of Mexico by balancing risk and reducing volatility. THEC's business strategy is to seek to continue to increase reserves, production and cash flow by pursuing internally generated prospects, primarily in the Gulf of Mexico, by conducting development and exploratory drilling on its offshore and onshore properties and by making selective opportune acquisitions.

           OFFSHORE PROPERTIES. THEC holds interests in 86 lease blocks, representing 439,896 gross (355,129 net) acres, in federal and state waters in the Gulf of Mexico, of which 27 have current operations. THEC operates 21 of these blocks, accounting for approximately 82% of THEC's offshore production. Over the past five years, THEC has drilled 19 successful exploratory wells and 14 successful development wells in the Gulf of Mexico, representing a historical success rate of 65%. During 1998, THEC drilled two successful exploratory wells and one successful development well on its Gulf of Mexico properties. During the same period, THEC drilled five exploratory wells and one development well that were not successful. THEC plans to drill approximately 10 exploratory wells, along with limited development drilling, in the Gulf of Mexico in 1999.

           ONSHORE PROPERTIES. THEC owns onshore natural gas and oil properties representing interests in 1,179 gross (764 net) wells, approximately 84% of which THEC is the operator of record, and 174,513 gross (125,595 net) acres. Over the past five years, THEC has drilled or participated in the drilling of 83 successful development wells and 7 successful exploratory wells onshore, representing a historical success rate of 78%. During 1998, THEC drilled or participated in the drilling of 23 successful development wells and one successful exploratory well on its onshore properties. During the same period, THEC drilled or participated in the drilling of four development wells that were not successful.
THEC plans to drill approximately 25 wells onshore in 1999.

           In November 1998, the Company extended a $150 million revolving credit line to THEC (the "THEC Facility"). The THEC Facility matures January 1, 2000 and is convertible to equity if borrowings remain outstanding at maturity. The THEC Facility is subordinated to THEC's bank credit facility and pari passu to THEC's senior subordinated notes. As of December 31, 1998, THEC had $80 million outstanding under the THEC Facility.

           On November 30, 1998, THEC acquired from Chevron U.S.A., Inc. offshore producing properties and facilities in the Mustang Island area of the Gulf of Mexico. The newly acquired properties are comprised of three adjacent blocks, with nine producing wells and three platforms. The acquired properties neighbor 19 undeveloped lease blocks and five producing blocks held by THEC. The net purchase price of $84.9 million was paid in cash and financed by borrowings under the THEC Facility. THEC plans both exploratory and development drilling in 1999 on those properties.

           On March 15 1999, the Company and THEC entered into a joint exploration agreement (the "THEC Joint Venture") to explore for natural gas and oil over a term of three years expiring December 31, 2001. The THEC Joint Venture may be terminated at the option of either party at the end of a given year. Under the terms of this agreement, THEC will contribute all of its currently undeveloped offshore leases to the THEC Joint Venture and the Company will acquire 45% of THEC's working interest in all prospects to be drilled under the THEC Joint Venture and will commit up to $100 million per calendar year to explore and develop these leases. THEC will retain a 55% interest in the leases and will commit its proportionate share of the funds per calendar year necessary for such year's exploration and development drilling program. Revenues generated from this joint program will be shared between the Company and THEC according to the respective working interest ownership of each entity. THEC plans to drill approximately 8-10 offshore exploratory wells under the terms of the THEC Joint Venture during 1999.

           The Company intends to continue to grow its exploration and production investments in the Gulf region. KeySpan anticipates that THEC will have capital expenditures of approximately $82 million in 1999. In addition, the Company anticipates that it will invest approximately $45 million additionally in exploration and production activities in 1999. Such amounts are expected to consist primarily of contributions to the THEC Joint Venture.

                           ENERGY-RELATED INVESTMENTS

OVERVIEW

           The Company has investments in energy-related businesses, including natural gas pipelines, midstream natural gas processing and gathering facilities and gas storage facilities in the Northeast region of the United States and in Canada and the United Kingdom.

           During 1998, on a Combined Company Basis, net after-tax loss from energy-related investments was $6.1 million, and the Company's capital expenditures in energy-related investments were $239.8 million, which was significantly higher than past years primarily due to the Company's $189 million investment in certain midstream natural gas assets, as discussed below.

           The Company owns an approximately 20% interest in Iroquois Gas Transmission System L.P. ("Iroquois"), the partnership that owns a 374-mile pipeline which currently transports 892 MDTH of Canadian gas supply daily to markets in the Northeastern United States. The Company is also a shipper on Iroquois and currently transports up to 135 MDTH of gas per day on the pipeline.

           The Company owns a 24.5% interest in Phoenix Natural Gas ("Phoenix") in Belfast, Northern Ireland and, in December 1998, increased its interest in The Premier Transco Pipeline ("Premier") from 24.5% to 50%. Phoenix is a newly established gas distribution system serving the City of Belfast, which is in its early stages of development pursuant to an eight-year program of capital development and line extensions. Premier is an 84-mile pipeline to Northern Ireland from southwest Scotland that currently transports approximately 300 MDTH of gas supply daily to markets in Northern Ireland.

           The Company has equity investments in two gas storage facilities in the State of New York.

           In August 1998, the Company acquired a 25% interest in a venture to develop the Cross Bay pipeline. Upon completion, Cross Bay will transport gas from interstate pipelines in New Jersey to New York City and Long Island, including supplying customers served by the Company. The new system is scheduled to begin operating in November 2000.

           In December 1998, the Company acquired a 50% interest in certain midstream natural gas assets owned by Gulf Canada Resources Limited ("Gulf Canada") located in Western Canada. The purchased assets include interests in 14 processing plants and associated gathering systems which can process approximately 1.4 Bcfe of natural gas daily, and associated natural gas liquids fractionation, storage and transportation facilities. The Company paid Gulf Canada $189 million for the equity interest and agreed to provide a three-year, $65 million loan to Gulf Canada.

           The Company's business strategy with respect to its energy-related investments is to acquire and maintain interests in natural gas and natural gas liquid gathering, processing, transmission and storage facilities near areas of rapid reserve development or growing consumer markets. It is anticipated that approximately $85 million will be invested in energy-related businesses in 1999, a level of investment that could rise significantly in future years based on the numerous potential domestic and international projects currently being pursued.

                             ENERGY-RELATED SERVICES

OVERVIEW

           The  Company  has  formed  non-regulated  subsidiaries  to market and manage natural gas, electricity, and consumer products and services to residential, commercial and industrial customers, including those within the Company's traditional service territories. These non-regulated subsidiaries which are currently in the start-up phase, had revenues of $88.4 million and an operating loss of $10.2 million in 1998, on a Combined Company Basis. The Company expects to invest approximately $57 million in 1999 in these non-regulated subsidiaries.

           ENERGY MARKETING. The Company buys, sells and markets gas and electricity and arranges for transportation and related services to over 30,000 customers throughout the northeastern United States, including those in the gas service territories of the Company. In 1998, the Company established a joint venture with Enron to market gas supply management services to gas distribution companies throughout the Northeastern United States.

           ENERGY MANAGEMENT. The Company owns, designs and/or operates energy systems for commercial and industrial customers and provides energy-related services to clients in the New York City metropolitan area. Revenues have been enhanced through the continued integration of an engineering firm.

           APPLIANCE SERVICES. The Company provides various technical and maintenance services to customers throughout the New York City metropolitan area, including maintaining and repairing heating equipment, water heaters, central air conditioners and other appliances. With over 100,000 service contracts, the Company is the largest provider of these services in the State of New York. In November 1998, the Company purchased Philip Fritze and Sons, one of the largest heating, ventilation and air conditioning contractors in the State of New Jersey.

           The Company's energy-related services businesses compete with the marketing and management operations of both independent and major energy companies in addition to electric utilities, independent power producers, local distribution companies and various energy brokers. As a result of the continuing efforts to deregulate both the natural gas and electric industries, the relative energy cost differences among different forms of energy are expected to be reduced in the future. Competition is based largely upon pricing, availability and reliability of supply, technical and financial capabilities, regional presence and experience. The Company's energy-related services subsidiaries are expected to enable the Company to take advantage of emerging deregulated energy markets for both gas and electricity and the Company anticipates that it will continue to target other acquisitions which also provide it with opportunities to expand those services both within and outside its traditional service territories.

REGULATION AND RATE MATTERS

                                    OVERVIEW

           Gas and electric public utility companies, and corporations which own gas and electric public utility companies (I.E., public utility holding companies) may be subject to either or both state and federal regulation. In general, state public service commissions, such as the NYPSC, regulate the provision of retail services, including the distribution and sale of natural gas and electricity to consumers. The Federal Energy Regulatory Commission ("FERC") regulates interstate natural gas transportation and electric transmission, and has jurisdiction over certain wholesale natural gas sales and wholesale electric sales. Public utility holding companies, especially those with operations in several states, are regulated by the SEC under the Public Utility Holding Company Act of 1935 ("PUHCA") and, to some extent, by state commissions, through the regulation of corporate, financial and affiliate activities of public utilities.

           PUBLIC UTILITY HOLDING COMPANY REGULATION. KeySpan Energy is a public utility holding company, although it is exempt from most regulation under PUHCA because of the predominately intrastate character of its public utility subsidiaries. The only provision of PUHCA from which KeySpan Energy is not exempt is the requirement that any person must obtain advance SEC approval for the acquisition of 5% or more of voting securities issued by any public utility company or public utility holding company. KeySpan Energy is also subject to indirect regulation by the NYPSC in the form of conditions attached to NYPSC orders authorizing the formation of the Company, among other matters. Those conditions address the manner in which KeySpan Energy interacts with its two NYPSC-regulated natural gas distribution subsidiaries, Brooklyn Union and Brooklyn Union of Long Island.

                                NYPSC REGULATION

           NATURAL GAS UTILITIES. The NYPSC is the principal agency in the State of New York which regulates, as "gas corporations," companies that own, operate or manage pipelines and other facilities used to distribute or sell natural gas. The NYPSC regulates the construction, use and maintenance of intrastate natural gas facilities, the retail rates, terms and conditions of service offered by gas corporations, as well as matters relating to the quality, reliability and safety of service. The NYPSC also regulates the corporate, financial and affiliate activities of gas corporations. Both Brooklyn Union and Brooklyn Union of Long Island are gas corporations subject to the full scope of NYPSC regulation.

           Beginning in the mid-1980's, the NYPSC has taken a number of steps to require the "unbundling" of natural gas sales and other services from the distribution of natural gas through pipelines, in order to encourage competition among gas sellers and energy service providers. In 1985, the NYPSC ordered the major gas utilities in the state to offer transportation service for large volume customers who choose to purchase natural gas from other suppliers. Subsequently, the NYPSC required that transportation service be made available to all customers beginning on May 1, 1996. Brooklyn Union of Long Island has been providing a transportation service option to all its customers since April 1996. Brooklyn Union has been providing a transportation option to all its customers since May 1996.

           In April 1997, the NYPSC ordered gas utilities to cease providing non-safety related appliance repair service by no later than May 1, 2000. Brooklyn Union stopped providing these services in April 1998; Brooklyn Union of Long Island will cease providing non-emergency appliance repair services on July 1, 1999. Utility affiliates can provide this service, and the Company does so through a subsidiary.

           In November 1998, the NYPSC issued a policy statement that anticipated that natural gas utilities would cease sales of gas, and become transportation-only providers, within three to seven years. Marketers which are affiliated with the natural gas utilities are permitted to compete for retail natural gas sales. The NYPSC's policy statement envisions proceedings to restructure the operations of natural gas utilities in order to facilitate the achievement of the objectives articulated in the policy statement. The Company is evaluating the policy statement and anticipates making specific proposals to the NYPSC in 1999.

           Brooklyn Union of Long Island is currently operating under a three-year rate plan. The rate plan applies to the period December 1, 1997 through November 30, 2000. Under the plan, if Brooklyn Union of Long Island's earnings exceed 11.10%, it must credit back to certain customers 60% of earnings up to 100 basis points above the 11.10% and 50% of any earnings in excess of a 12.10% return. Both a customer service and a safety and reliability incentive performance program became effective on December 1, 1997, with maximum pre-tax return on equity penalties of 40 and 12 basis points, respectively, if Brooklyn Union of Long Island fails to achieve certain performance standards in these areas.

           Brooklyn Union is currently operating under a multi-year rate plan that ends on September 30, 2002. Brooklyn Union, like Brooklyn Union of Long Island, is subject to an earnings sharing provision, under which it will be required to credit to certain customers 60% of any utility earnings up to 100 basis points above specified equity return levels (other than any earnings associated with discrete incentives) and 50% of any utility earnings in excess of 100 basis points above such threshold levels. The threshold levels are 13.75% for fiscal year 1998, 13.50% for fiscal years 1999, 2000 and 2001; and 13.25% for fiscal year 2002. A safety and reliability incentive mechanism provides a maximum 12 basis point pre-tax penalty return on common equity if Brooklyn Union fails to achieve certain safety and reliability performance standards, and a customer service incentive performance program with a maximum 40 basis point pre-tax penalty return on equity. With the exception of the simplification of the customer service performance standards and the imposition of the earnings sharing provisions, the Brooklyn Union rate plan approved by the NYPSC in 1996 remains unchanged.

           As part of the settlement agreement approved by the NYPSC in connection with its approval of the Combination (the "Stipulation"), Brooklyn Union and Brooklyn Union of Long Island are subject to certain affiliate transaction restrictions, cost allocation and financial integrity conditions and a code of conduct governing affiliate relationships. These restrictions and conditions eliminate or relax many restrictions previously applicable to Brooklyn Union in such areas as affiliate transactions, use of the name and reputation of Brooklyn Union by unregulated affiliates, common officers of the Company, the utility subsidiaries and unregulated subsidiaries, dividend payment restrictions, and the composition of the Board of Directors of Brooklyn Union.

           The Stipulation provides that, in order to achieve forecasted synergy savings resulting from the Combination, one or more shared services subsidiaries of the Company may be formed to provide to both regulated and unregulated operating subsidiaries, functions common to both utilities and their affiliates, such as accounting, finance, human resources, legal and information systems and technology.

           ELECTRIC  UTILITIES.  KeySpan Generation LLC ("KeySpan  Generation"),
KeySpan's electric generation subsidiary, is not subject to NYPSC rate regulation because its sales of electricity are made exclusively at wholesale; however, KeySpan Generation is subject to NYPSC financial, reliability and safety regulation. As a wholesale generator, KeySpan Generation qualifies for "lightened" regulatory treatment, I.E. certain financial regulations are waived or applied with less scrutiny than would be the case for fully-regulated electric utilities.

                               FEDERAL REGULATION

           NATURAL GAS COMPANIES. The FERC has jurisdiction to regulate certain natural gas sales for resale in interstate commerce, the transportation of natural gas in interstate commerce, and, unless an exemption applies, companies engaged in such activities. The natural gas distribution activities of Brooklyn Union and Brooklyn Union of Long Island and certain related intrastate gas transportation functions are not subject to FERC jurisdiction. However, to the extent that Brooklyn Union and Brooklyn Union of Long Island sell gas for resale in interstate commerce, such sales are subject to FERC jurisdiction and have been authorized by the FERC.

           The Company also owns an approximately 20% interest in Iroquois, an interstate natural gas pipeline extending from the Canadian border to Long Island, and 52% and 18.6% of the Honeoye and Steuben gas storage facilities, respectively. Iroquois, Honeoye and Steuben are fully regulated by the FERC as natural gas companies.

           ELECTRIC UTILITIES. The FERC regulates the sale of electricity at wholesale and the transmission of electricity in interstate commerce, as well as certain corporate and financial activities of companies that are engaged in such activities.

     KeySpan Generation is subject to FERC regulation based on its sales of electricity at wholesale to LIPA under the PSA. On October 1, 1997, a rate application was filed with the FERC which proposed rates that were designed for KeySpan Generation to recover $327.6 million from LIPA for the first year of an approximately five-year rate plan with various adjustments, and to set the rates for the remainder of the multi-year rate period. In December 1997, KeySpan Generation and LIPA agreed jointly to propose to FERC rates that would recover $301.8 million in the first year of the multi-year rate period and adjustments to set rates for the remaining years. LIPA, KeySpan Generation, and the Staff of FERC eventually stipulated to setting rates designed to recover $300.5 million in the first year with agreed-upon adjustments to set rates for the remainder of the multi-year rate period. The only party opposed to this stipulation is the County of Suffolk. Parties submitted initial briefs to a FERC Administrative Law Judge ("ALJ") on December 8, 1998 and reply briefs on January 15, 1999. The Company has not yet received the decision of the ALJ or a final decision of FERC. Until such final decision, rates are in effect subject to adjustment and refund. The FERC retains the ability in future proceedings, either on its own motion or upon a complaint filed with the FERC, to modify KeySpan Generation's rates, either upward or downward, if the FERC finds that the public interest requires it to do so.

                          REGULATION IN OTHER COUNTRIES

           The Company's operations in Northern Ireland, conducted through Premier and Phoenix, are subject to licensing by the Northern Ireland Department of Economic Development and regulation by the U.K. Department of Trade and Industry (with respect to the subsea and on-land portions of the Premier pipeline) and the Northern Ireland Director General, Office for the Regulation of Electricity and Gas (with respect to the Northern Ireland portion of the Premier pipeline and Phoenix's operations generally). The licenses establish mechanisms for the establishment of rates for the conveyance and transportation of natural gas, and generally may not be revoked except upon long term notice. Charges for the supply of gas by Phoenix are largely unregulated unless a determination is made of an absence of competition.

           The Company's midstream natural gas processing facilities in Canada are subject to regulation by Canadian provincial authorities. Such regulatory authorities license the operations of the facilities and regulate safety matters and certain changes in such facilities' operations.

ENVIRONMENTAL MATTERS

                                    OVERVIEW

           The Company's ordinary business operations subject it to various federal, state and local laws, rules and regulations dealing with the environment, including air, water, and hazardous waste, and its business operations are regulated by various federal, regional, state and local authorities, including the United States Environmental Protection Agency (the "EPA") and the New York State Department of Environmental Conservation ("DEC"). These requirements govern both the normal, ongoing operations of the Company and the remediation of contaminated properties historically used in utility operations. Potential liabilities associated with the Company's historical operations may be imposed without regard to fault, even if the activities were lawful at the time they occurred.

           Ensuring continuing compliance with environmental requirements may require significant expenditures for capital improvements or modifications in some areas. Total capital expenditures for environmental improvements and related studies amounted to approximately $1.6 million for the year ended December 31, 1998, and are expected to be $2.3 million for the year ending December 31, 1999.

           Except as set forth below, no material proceedings relating to environmental matters have been commenced or, to the knowledge of the Company, are contemplated by any federal, state or local agency against the Company, and the Company is not a defendant in any material litigation with respect to any matter relating to the protection of the environment. The Company believes that its operations are in substantial compliance with environmental laws and that requirements imposed by environmental laws are not likely to have a material adverse impact upon the Company. The Company believes that all material costs incurred with respect to environmental requirements will be recoverable from its customers. The Company is pursuing claims against insurance carriers and potentially responsible parties which seek the recovery of certain costs associated with the investigation and remediation of contaminated properties.

           AIR. Federal, state and local laws currently regulate a variety of air emissions from new and existing electric generating plants, including SO2, NOx, opacity and particulate matter and, in the future, may also regulate emissions of fine particulate matter, hazardous air pollutants, and carbon dioxide. The Company has submitted timely applications for permits in accordance with the requirements of Title V of the 1990 amendments to the Federal Clean Air Act ("CAA"). Final permits have been issued for all of the Company's electric generating facilities with the exception of the Far Rockaway facility, which is pending. The permits allow the Company's electric generating plants to continue to operate without any additional significant expenditures, except as described below.

           The Company's generating facilities are located within a CAA severe ozone non-attainment area, and are subject to the Phase I, II, and III NOx reduction requirements established under the Ozone Transportation Commission
("OTC") memorandum of understanding. The Company's investments in boiler combustion modifications and the use of natural gas firing at its steam electric generating stations has enabled the Company to achieve the NOx emission reductions required under Phase I and II in a cost-effective manner. In addition, software and equipment upgrades of approximately $1 million for continuous emissions monitors ("CEM") may be required in 1999-2000 to meet EPA requirements for the NOx allowance tracking/trading program and certain other regulatory changes affecting the operation of CEM systems. The Company currently estimates that it may be required to spend between $10 million and $35 million by the year 2003 for additional pollution control equipment to achieve the OTC Phase III NOx reduction requirements and/or new requirements imposed under the EPA NOx state implementation plan, depending on the actual level of NOx emission reductions which are required when pending regulations are implemented by the State of New York.

           WATER. The Company possesses permits for its generating units which authorize discharges from cooling water circulating systems and chemical treatment systems. Several of these permits are being renewed; one or more of the new permits are expected to require biological monitoring to determine if the cooling water intake structures meet the best available technology requirements of the Federal Clean Water Act ("CWA") for the protection of marine life.

           On behalf of LIPA, the Company provides management and operations support for the LIPA-Connecticut Light and Power Company electric transmission cable system located under the Long Island Sound (the "Sound Cable"). The
Connecticut Department of Environmental Protection ("DEP") and the DEC separately have issued Administrative Consent Orders ("ACOs") in connection with releases of insulating fluid from the Sound Cable. The ACOs require the submission of a series of reports and studies describing cable system condition, operation and repair practices, alternatives for cable improvements or replacement, and environmental impacts associated with prior leaks of fluid into the Long Island Sound. Compliance activities associated with the ACOs are ongoing.

                      REMEDIATION OF CONTAMINATED PROPERTY

           SUPERFUND SITES. Federal and New York State Superfund laws impose liability, regardless of fault, upon generators of hazardous substances for costs associated with remediating contaminated property. In the course of its business operations, the Company generates materials which are subject to these laws. From time to time, the Company has received notices under these laws concerning possible claims with respect to sites at which hazardous substances generated by the Company and other potentially responsible parties ("PRPs") allegedly were disposed.

           The DEC has notified the Company, pursuant to the State Superfund program, that the Company may be responsible for the disposal of hazardous substances at the Huntington/East Northport Site, a municipal landfill property. The DEC investigation is in its preliminary stages, and the Company currently is unable to estimate its share, if any, of the costs required to investigate and remediate this site.

           MANUFACTURED GAS PLANT SITES. The Company or its predecessor entities, including Brooklyn Union and LILCO, historically owned or operated several former MGP sites. Operations at these plants in the late 1800's and early 1900's may have resulted in the release of hazardous substances. These former sites have been identified to the DEC for inclusion on appropriate waste site inventories. In certain circumstances, former MGP sites can give rise to environmental cleanup responsibilities for the Company.

           The Company has several former MGP sites that will require investigation and/or remediation. In 1995, the Company executed an ACO with the DEC which addressed the investigation and remediation of the Brooklyn Borough Works site in Coney Island, Brooklyn. In 1998, the Company executed an ACO for the investigation and remediation of the Clifton MGP site in Staten Island. Both of these properties are owned by the Company. The City of New York has notified the Company that a property now owned by the City which was formerly owned and operated by a Brooklyn Union predecessor, the Citizen's Site, should be investigated. The Company has submitted an investigation study plan and requested cost sharing for this property with the City. The Company is awaiting the City's response. Finally, the DEC notified the Company in 1998 that two MGP sites previously owned by LILCO would require remediation under the State's Superfund program; pending discussions with DEC on those and four additional former LILCO sites are expected to result in the issuance of additional ACOs in the near future.

           The final end uses for these sites and acceptable remediation goals have not been determined in the ACOs. In addition, investigation may be required at other former MGP sites before determinations can be made regarding the need for or scope of potential remediation at these locations. Based upon activities conducted to date, the Company estimates the minimum cost of its MGP-related environmental cleanup activities will be approximately $130 million; that amount has been accrued by the Company as an environmental liability. The actual MGP-related costs may be substantially higher, depending upon remediation experience, selected end use for each site, and actual environmental conditions encountered.

           The NYPSC-approved rate plans for Brooklyn Union and Brooklyn Union of Long Island provide for the recovery of such costs. The Brooklyn Union rate plan provides, among other things, that if the total cost of investigation and remediation varies from that which is specifically estimated for a site under investigation and/or remediation, then Brooklyn Union will retain or absorb up to 10% of the variation. Under prior rate orders, Brooklyn Union has already recovered costs associated with certain MGP sites. The Brooklyn Union of Long Island rate plan provides for the complete recovery of investigation and remediation costs. At December 31, 1998, the Company has reflected a remaining regulatory asset of $100 million of which $18 million is associated with Brooklyn Union sites and $82 million is associated with Brooklyn Union of Long Island sites. Expenditures incurred to date by Brooklyn Union and Brooklyn Union of Long Island with respect to MGP-related activities total $8.7 million and $5 million, respectively.

           Periodic discussions by the Company with insurance carriers and third parties for reimbursement of some portion of MGP site investigation and remediation costs continue. In December 1996, LILCO filed a complaint in the United States District Court for the Southern District of New York against fourteen insurance companies that issued general comprehensive liability policies to LILCO. In January 1998, LILCO commenced a similar action against the same and additional insurance companies in New York State Supreme Court, and the federal court action subsequently was dismissed. The outcome of this proceeding cannot yet be determined. In addition, Brooklyn Union is in discussions with insurance carriers regarding the possible resolution of coverage claims related to MGP site investigation and remediation activities.

EMPLOYEE MATTERS

           On December 31, 1998, the Company had approximately 7,950 full-time employees. Of that total, approximately 5,113 employees are covered under collective bargaining agreements; 1,603 employees belong to Local 101, Utility Division, of the Transport Workers Union of America, 175 employees belong to Local 3 of the International Brotherhood of Electrical Workers (the "IBEW"), 2,119 employees belong to Local 1049 of the IBEW and 1,216 employees belong to Local 1381 of the IBEW.

           The Company maintains collective bargaining agreements covering each of the four collective bargaining units detailed above, all of which expire in 2001. The Company has not experienced any work stoppage during the past five years and considers its relationship with employees, including those covered by collective bargaining agreements, to be good.

EXECUTIVE OFFICERS OF THE COMPANY

           Certain information regarding the Company's Executive Officers, all of whom serve at the will of the Board of Directors, is set forth below:

ROBERT B. CATELL
Mr. Catell, age 61, has been a Director of the Company since its creation in May 1998 and served as its President and Chief Operating Officer from May 1998-July 1998. He was elected Chairman of the Board and Chief Executive Officer in July 1998. Mr. Catell joined Brooklyn Union in 1958 and became an officer in 1974. He was elected Vice President in 1977, Senior Vice President in 1981 and Executive Vice President in 1984. He was elected Chief Operating Officer in 1986 and President in 1990. Mr. Catell served as President and Chief Executive Officer from 1991 to 1996, when he was elected Chairman and Chief Executive Officer. In 1997, Mr. Catell was elected Chairman, President and Chief Executive Officer of KSE.

ANTHONY J. DIBRITA
Mr. DiBrita, age 58, has been Senior Vice President of Gas Operations for the Company since its creation in May 1998. He joined Brooklyn Union in 1962. Since, then he has held various engineering positions. In 1989, he was elected Vice President in charge of Brooklyn Union's Gas Distribution, Materials Management, and Research and Development Operations. From 1991 to 1992, he oversaw the Rate Recovery, Budgeting and Forecasting, and Financial and Strategic Planning areas. Mr. DiBrita was promoted to Senior Vice President of Brooklyn Union's Engineering and Customer Field Services in 1994.

LAWRENCE S. DRYER
Mr. Dryer, age 39, was elected Vice President of Internal Audit for the Company in September 1998. Mr. Dryer joined LILCO in 1992 as Director of Internal Audit and has been responsible for providing independent appraisals and recommendations to improve management controls and increase operational efficiency.

ROBERT J. FANI
Mr. Fani, age 45, has been Senior Vice President of Gas Marketing and Sales for the Company since its creation in May 1998. Mr. Fani joined Brooklyn Union in 1976, and held a variety of management positions in distribution, engineering, planning, marketing, and business development. He was elected Vice President in 1992. In 1997, Mr. Fani was promoted to Senior Vice President of Marketing and Sales for Brooklyn Union.

WILLIAM K. FERAUDO
Mr. Feraudo, age 48, has been Senior Vice President of the Company since its creation in May 1998. He oversees the KeySpan Energy Marketing Group and is responsible for the Company's four unregulated domestic subsidiaries providing energy-related services. Mr. Feraudo began his career at Brooklyn Union in 1971 and rose through a succession of positions in Information Systems, Engineering, Customer Operations, Sales, Marketing, and Product Development before being named Senior Vice President of Brooklyn Union in 1994.

RONALD S. JENDRAS
Mr. Jendras, age 50, was named Vice President, Controller and Chief Accounting Officer of the Company in August 1998. He joined Brooklyn Union in 1969 and held a variety of positions in the Accounting Department before being named budget director in 1973. In 1983, Mr. Jendras was promoted to manager of Brooklyn Union's Rate and Regulatory Affairs area and, in 1997, was named general manager of the Accounting Division.

FREDERICK M. LOWTHER
Mr. Lowther, age 55, was elected to the position of General Counsel in September 1998. He is also a partner in the law firm Dickstein Shapiro Morin & Oshinsky LLP, Washington D.C., with which he has been associated since 1973. Mr. Lowther has devoted his career principally to the development of large energy and natural resource projects in the United States and abroad. He has served as project counsel for a number of important U.S. energy projects, including the Iroquois Gas Transmission System.

CRAIG G. MATTHEWS
Mr.  Matthews,  age 55, has been  President and Chief  Operating  Officer of the
Company since January 1999. He has also been Chief Financial Officer of the Company since May 1998. He served as Executive Vice President of the Company from May 1998 to January 1999. Mr. Matthews joined Brooklyn Union in 1965 and held various management positions in the corporate planning, financial, marketing, and engineering areas. He has been an officer since 1977. He was elected Vice President in 1981 and Senior Vice President in 1985. In 1991, Mr. Matthews was named Executive Vice President with responsibilities for Brooklyn Union's financial, gas supply, information systems, and strategic planning functions, as well as Brooklyn Union's energy-related investments. In 1996, Mr. Matthews was promoted to President and Chief Operating Officer of Brooklyn Union.

ANTHONY NOZZOLILLO
Mr. Nozzolillo, age 50, became Senior Vice President of the Company's Electric Business Unit in January 1999. He previously served as Senior Vice President of Finance since the Company's creation in May 1998. He joined LILCO in 1972 and held various positions, including Manager of Financial Planning and Manager of Systems Planning. Mr. Nozzolillo served as LILCO's Treasurer from 1992 to 1994 and as Senior Vice President of Finance and Chief Financial Officer from 1994 to 1998.

WALLACE P. PARKER, JR.
Mr. Parker, age 49, has served as the Company's Senior Vice President of Human Resources since August 1998. He joined Brooklyn Union in 1971 and served in a wide variety of management positions. In 1987 he was named Assistant Vice President for marketing and advertising and was elected Vice President in 1990. In 1994 Mr. Parker was promoted to Senior Vice President of Human Resources.

DAVID L. PHILLIPS
Mr. Phillips, age 42, has served as the Company's Senior Vice President of Strategic Planning & Corporate Development since the Company's creation in May 1998. Previously, he held the same position with Brooklyn Union. He joined Brooklyn Union in 1996 and was a consultant to the merger process. Prior to joining Brooklyn Union, Mr. Phillips had been a consultant to both the Bush and Clinton Administrations. From the mid 1980s through late 1991, Mr. Phillips was Vice President and General Counsel to the Houston-based Eastex Energy Inc., a diversified energy company. From 1991 to 1995, he was an executive with Equitable Resources, Inc., a diversified utility company operating in Pittsburgh, Pennsylvania. Hired as General Counsel, he was promoted to president of its unregulated companies, and in 1994, became a member of its Executive Committee.

LENORE F. PULEO
Ms. Puleo, age 45, has served as the Company's Senior Vice President of Customer Relations since its creation in May 1998. She joined Brooklyn Union in 1974 and worked in management positions in Brooklyn Union's Accounting, Treasury, Corporate Planning, and Human Resources areas. She was given responsibility for the Human Resources Department in 1987 and was named a Vice President in 1990. Ms. Puleo was promoted to Senior Vice President of Customer Relations in 1995 for Brooklyn Union.

CHERYL SMITH
Ms. Smith, age 47, joined the Company in November 1998 as Senior Vice President and Chief Information Officer. She comes to the Company from Bell Atlantic where she most recently served as Vice President of Strategic Billing and Corporate Systems. Prior to Bell Atlantic, she worked at Honeywell Federal Systems Inc. as the Director of MIS. Ms. Smith brings to the Company more than 25 years of information systems technology experience.

MICHAEL J. TAUNTON
Mr. Taunton, age 43, has been the Company's Vice President of Investor Relations since September 1998. He joined Brooklyn Union in 1975 and has worked in various management positions in Marketing and Sales, Corporate Planning, Corporate Finance and Accounting. Most recently he co-managed the day-to-day transition process of the Combination on behalf of Brooklyn Union and LILCO. Before that, Mr. Taunton was general manager of the Business Process Improvement for Brooklyn Union.

ROBERT R. WIECZOREK
Mr. Wieczorek, age 56, has been the Company's Vice President, Secretary and Treasurer since August 1998. Mr. Wieczorek joined Brooklyn Union as the General Auditor in 1976 and held a variety of financial-related positions. In 1981 he was named Treasurer and, subsequently, Vice President, Secretary and Treasurer responsible for all cash management activities and for overseeing pension fund investments and retirement administration, pension manager evaluation, long-term debt and equity financing, investor relations, and shareholder records.

STEVEN L. ZELKOWITZ
Mr. Zelkowitz, age 49, joined the Company as Senior Vice President and Deputy General Counsel in October 1998. Before joining the Company, Mr. Zelkowitz practiced law with Cullen and Dykman in Brooklyn, New York and had been a partner since 1984. He served on the firm's Executive Committee and was head of its Corporate/Energy Department. Mr. Zelkowitz specialized in energy and utility law and represented investor-owned and municipal gas and electric utilities in New York, New Jersey and Vermont.

ITEM 2.  PROPERTIES

           Information with respect to the Company's material properties used in the conduct of its business is set forth in, or incorporated by reference in,
Item 1 hereof. Except where otherwise specified, all such properties are owned or, in the case of certain rights of way used in the conduct of its gas distribution business, held pursuant to municipal consents, easements or long-term leases, and in the case of oil and gas properties, held under long-term mineral leases. In addition to the information set forth therein with respect to properties utilized by each business segment, the Company owns or leases a variety of office space used for administrative operations of the Company. In the case of leased office space, the Company anticipates no significant difficulty in leasing alternative space at reasonable rates in the event of the expiration, cancellation or termination of a lease relating to the Company's leased properties.

ITEM 3.  LEGAL PROCEEDINGS

           From time to time, the Company is subject to various legal proceedings arising out of the ordinary course of its business. Except as described below, the Company does not consider any of such proceedings to be material to its business or likely to result in a material adverse effect on its results of operations or financial condition.

           Subsequent to the closing of the Combination, former shareholders of LILCO commenced 13 class action lawsuits in the New York State Supreme Court, Nassau County, against the Company and each of the former officers and directors of LILCO. These actions were consolidated in August 1998. The consolidated action alleges that, in connection with certain payments LILCO had determined were payable in connection with the Combination to LILCO's chairman, and to former officers of LILCO (the "Payments"): (i) the named defendants breached their fiduciary duty owed to LILCO and KSE former and/or current Company shareholders as a result of the Payments; (ii) the named defendants intended to defraud such shareholders by means of manipulative, deceptive and wrongful conduct, including materially inaccurate and incomplete news reports and filings with the SEC; and (iii) the named defendants recklessly and/or negligently failed to disclose material facts associated with the Payments.

           In addition, three shareholder derivative actions have been commenced pursuant to which such shareholders seek the return of the Payments or damages resulting from among other things, an alleged breach of fiduciary duty on the part of the former LILCO officers and directors. One action was brought on behalf of LILCO in federal court. The Company moved to dismiss this action in September 1998. The other two actions were brought on behalf of the Company in New York State Supreme Court, Nassau County. In one of these state court actions, the Company's directors and the recipients of the Payments are also named as defendants.

           Finally, two class action securities suits were filed in federal court alleging that certain officers and directors of LILCO violated the federal securities laws by failing to properly disclose that the Combination would trigger the Payments. These actions were consolidated in October 1998.

           On March 17, 1999, the Company signed a Memorandum of Understanding to settle the above-referenced actions, except the federal court derivative action, in exchange for (i) $7.9 million to be distributed (less plaintiffs' attorneys fees) to former LILCO and KSE shareholders and (ii) the Company's agreement to implement certain corporate governance and executive compensation procedures. The entire $7.9 million settlement commitment will be funded from insurance. The parties intend to submit the settlement to the Nassau County Supreme Court for its review and approval. If that Court approves the settlement, the parties will then make an application to the federal court for an order and final judgment, dismissing the three federal court actions, including the federal court derivative action, based, among other things, on the binding effect of the state court judgment.

           In addition to the above-mentioned actions, a class action lawsuit has also been filed in the New York State Supreme Court, Suffolk County, by the County of Suffolk against LILCO's former officers and/or directors. The County of Suffolk alleges that the Payments were improper, and seeks to recover the Payments for the benefit of Suffolk County ratepayers. The Company moved to consolidate this action with the above-mentioned consolidated action in October 1998.

           In October 1998, the County of Suffolk and the Towns of Huntington and Babylon commenced an action against LIPA, the Company, the NYPSC and others in the United States District Court for the Eastern District of New York (the "Huntington Lawsuit"). The Huntington Lawsuit alleges, among other things, that LILCO ratepayers (i) have a property right to receive or share in the alleged capital gain that resulted from the transaction with LIPA (which gain is alleged to be at least $1 billion); and (ii) that LILCO was required to refund to ratepayers the amount of a Shoreham-related deferred tax reserve (alleged to be at least $800 million) carried on the books of LILCO at the consummation of the LIPA transaction. In December 1998, the plaintiffs amended their complaint. The amended complaint contains allegations relating to the Payments and adds the recipients of the Payments as defendants. In January 1999, the Company was served with the amended complaint.

           Finally, certain other proceedings have been commenced relating to the Payments and disclosures made by LILCO with respect thereto. These proceedings include investigations by the New York State Attorney General, the NYPSC and LIPA, joint hearings conducted by two committees of the New York State Assembly, and an informal, non-public inquiry by the SEC. In December 1998, the Company settled with LIPA and the NYPSC. The agreement includes a payment of $5.2 million by the Company to LIPA that will be used by LIPA to supply postage-paid bill return envelopes to customers for the next three years. The Company also agreed to fully reimburse and indemnify LIPA for costs incurred by

LIPA, amounting to approximately $765,000, for attorneys and other consultants involved in the investigation. Such amounts are not covered by insurance. The Company is cooperating fully with the investigations of the New York State Attorney General and the SEC. To date, no action has been taken either by the New York State Attorney General or the SEC.

           At this time the Company is unable to determine the outcome of the ongoing proceedings, or any of the remaining lawsuits described above.

           In May 1995, eight participants of LILCO's Retirement Income Plan ("RIP") filed a lawsuit against LILCO, the RIP and Robert X. Kelleher, the Plan Administrator, in the United States District Court for the Eastern District of New York (Becher, et al. v. Long Island Lighting Company, et al.). In January 1996, the Court ordered that this action be maintained as a class action. This proceeding arose in connection with the plaintiffs' withdrawal, approximately 25 years ago, of contributions made to the RIP, thereby resulting in a reduction of their pension benefits. The plaintiffs are now seeking, among other things, to have these reduced benefits restored to their pension accounts. In November 1997, the Company filed a motion for partial summary judgment with the District Court. On April 28, 1998, the Court denied the Company's motion and permitted the Company to file a further motion for partial summary judgment on additional grounds. On January 27, 1999, the Company entered a stipulation of settlement which was filed with the Court pursuant to which the Company will pay approximately $8 million, a substantial portion of which is recoverable from LIPA. The settlement is subject to court approval.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to a vote of the Company's security holders during the last quarter of the nine-month period ended December 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           The Company's common stock is listed and traded on the New York Stock Exchange and the Pacific Stock Exchange under the symbol "KSE." As of March 22, 1999, there were 98,901 record holders of the Company's common stock. The following table sets forth, for the quarters indicated, the high and low sales prices since consummation of the Combination on May 28, 1998 and dividends declared per share for the periods indicated:


1998                                            High          Low        Dividends Per Share
------------------------------------------    ----------   -----------   ---------------------

Second Quarter (beginning May 28, 1998)         34 3/16    29 1/8               $0.445
Third Quarter                                   30 3/4     25 3/8               $0.445
Fourth Quarter                                  32 1/4     28 11/16             $0.445


ITEM 6.  SELECTED FINANCIAL DATA

                                                                                    (In Thousands of Dollars, Except Per Share Data)
====================================================================================================================================
                                          NINE MONTHS       12 Months          12 Months
                                             ENDED            Ended              Ended           Year Ended            Year Ended
                                      DECEMBER 31, 1998    March 31, 1998    March 31, 1997   December 31, 1996    December 31, 1995
------------------------------------------------------------------------------------------------------------------------------------

INCOME SUMMARY
OPERATING REVENUES
Gas distribution                             $849,543       $645,659            $672,705           $684,260           $591,114
Gas exploration and production                 70,812              -                   -                  -                  -
Electric services                             408,305              -                   -                  -                  -
Electric distribution                         330,011      2,478,435           2,464,957          2,466,435          2,484,014
Other                                          63,181              -                   -                  -                  -
-------------------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING REVENUES                    1,721,852      3,124,094           3,137,662          3,150,695          3,075,128
OPERATING EXPENSES
Purchased gas                                 318,703        299,469             308,400            322,641            264,282
Fuel and purchased power                       91,762        658,338             646,448            640,610            570,697
Operation and maintenance                     848,671        511,165             489,868            499,211            511,393
Depreciation, depletion and amortization      294,864        169,770             154,921            171,681            145,357
Electric regulatory amortization              (40,005)        13,359             121,694             97,698            195,936
General taxes                                 257,124        466,326             469,561            472,076            447,507
Federal income taxes                          (62,506)       237,371             210,610            210,197            208,338
-------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                               13,239        768,296             736,160            736,581            731,618
OTHER INCOME AND DEDUCTIONS
Transaction related expenses
     (net of $99,701 income tax)             (107,912)             -                   -                  -                  -
Interest income and other- net                 37,314         (1,583)             21,468             27,512             43,703
Minority interest                              29,141              -                   -                  -                  -
Interest charges                             (138,715)      (404,473)           (435,219)          (447,629)          (472,035)
-------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                            (166,933)       362,240             322,409            316,464            303,286
Dividends on preferred stock                   28,604         51,813              52,113             52,216             52,620
-------------------------------------------------------------------------------------------------------------------------------
EARNINGS (LOSS) FOR COMMON STOCK            ($195,537)      $310,427            $270,296           $264,248           $250,666
Foreign currency adjustment                      (952)             -                   -                  -                  -
===============================================================================================================================
COMPREHENSIVE INCOME (LOSS)                 ($196,489)      $310,427            $270,296           $264,248           $250,666
===============================================================================================================================


FINANCIAL SUMMARY

Common stock information
  Per share
   Earnings ($)                                 (1.34)          2.56                2.24               2.20               2.10
   Cash dividends declared ($)                   1.19           1.78                1.78               1.78               1.78
   Book value, year-end ($)                     20.90          21.88               21.07              20.89              20.50
   Market value, year-end ($)                   31.00          31.50               24.00              22.13              16.38
  Shareholders                                103,239         78,314              77,691             86,607             93,088
Capital expenditures ($)                      676,563        297,230             294,943            291,618            314,175
Total assets ($)                            6,895,102      1,900,725          11,849,574         12,209,679         12,527,597
Common equity ($)                           3,022,908      2,662,447           2,549,049          2,523,369          2,452,953
Long term-debt ($)                          1,619,067      4,381,949           4,457,047          4,456,772          4,706,600
Total capitalization ($)                    5,089,948      7,606,996           7,708,194          7,682,305          7,863,037
===============================================================================================================================

UTILITY OPERATING STATISTICS

Gas data ( MDTH)
  Firm gas and transportation sales            87,179         58,304              60,276             62,375             58,704
  Other sales                                  38,088         21,025              19,838             16,588             18,028
  Maximum daily capacity, year end          2,033,000        745,000             772,000            771,995            717,035
Total active gas meters                     1,610,202        464,563             458,910            457,809            453,529
Gas heating customers                         665,000        295,000             289,000            286,000            280,000
===============================================================================================================================


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MarketSpan Corporation d/b/a KeySpan Energy (the "Company") is the successor to Long Island Lighting Company ("LILCO") as a result of a transaction with the Long Island Power Authority ("LIPA") (the "LIPA Transaction") and following the acquisition (the "KeySpan Acquisition") of KeySpan Energy Corporation ("KSE"). Both transactions occurred on May 28, 1998. (See Note 2 to the Consolidated Financial Statements, "Sale of LILCO Assets, Acquisition of KeySpan Energy
Corporation and Transfer of Assets and Liabilities to the Company" for additional information.) The Company is a "predominately intrastate" public utility holding company exempt from most of the provisions of the Public Utility Holding Company Act of 1935, as amended.

Further, subsequent to these events, the Company changed its fiscal year end from March 31 to December 31. Current period consolidated results of operations, therefore, are reported for the nine month transition period April 1, 1998 to December 31, 1998 (the "Transition Period"). The Transition Period consists of the following: (i) the period April 1, 1998 through May 28, 1998, which reflects the results of LILCO prior to the LIPA Transaction and KeySpan Acquisition; and
(ii) the period May 29, 1998 through December 31, 1998, which represents the results of the fully consolidated Company, which includes all KSE acquired companies, KeySpan Gas East Corporation d/b/a Brooklyn Union of Long Island ("Brooklyn Union of Long Island"), which provides gas distribution services on Long Island and other subsidiaries providing services to LIPA under various services agreements with LIPA. As required under purchase accounting rules, the results for periods prior to May 29, 1998 reflect results of LILCO only, and do not include results of KSE.

As discussed in more detail below, the Transition Period being reported is not comparable either in time frame or composition of the Company's operations to any prior historical period. The analysis that follows is an explanation of consolidated results of operations during the Transition Period and an explanation of results of operations applicable to the operations of LILCO for the twelve month periods ended March 31, 1998 and 1997 and December 31, 1996. Further, the results of operations reported herein are not indicative of future results or operating trends.

EARNINGS

Consolidated results for the Transition Period reflected a loss of $195.5 million, or $1.34 per share. During the Transition Period, the Company incurred substantial non-recurring charges associated with the LIPA Transaction. These non-recurring charges principally reflected the following: taxes associated with the sale of assets (the "Transferred Assets") to the Company by LIPA; the write-off of certain regulatory assets that were no longer recoverable under the various LIPA agreements; and other transaction costs incurred to consummate the LIPA Transaction. These charges were partially offset by tax benefits relating to the deferred federal income taxes necessary to account for the difference between the carryover basis of the Transferred Assets for financial reporting purposes and the new increased tax basis, and tax benefits recognized on the funding of certain postretirement benefits. These non-recurring charges associated with the

LIPA Transaction were $107.9 million after-tax, or $0.74 per share.

Further, during the Transition Period, the Company also incurred special charges amounting to $83.5 million after-tax, or $0.57 per share. These items were: (i) a $42 million after-tax, or $0.29 per share, charge for an early retirement program implemented in December 1998 in which approximately 600 employees participated; and (ii) a $41.5 million after-tax, or $0.28 per share, charge associated with the write-off of a customer-billing system that was in development.

Also, in December 1998, the Company made a $20 million donation ($13 million after-tax, or $0.09 per share) to establish the KeySpan Foundation, a not-for-profit philanthropic foundation that will make donations to local charitable community organizations. Earnings also reflected an after-tax non-cash impairment charge recorded in December 1998 of $54.1 million, or $0.37 per share, which represents the Company's share of the impairment charge recorded by its gas exploration and production subsidiary, The Houston Exploration Company ("THEC"), to recognize the effect of low wellhead prices on its valuation of proved gas reserves.

Consolidated income available for common stock, excluding the non-recurring and special charges discussed above, by reporting segment, for the Transition Period and for the twelve months ended March 31, 1998 and 1997 and December 31, 1996 is set forth in the following summary:

                                                                               (IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------------------------------
                                    For the Transition Period             For the Twelve Months Ended
---------------------------  ---------------------------------------    --------------------------------
                             Prior to the Subsequent to
                             Acquisition  the Acquisition   Total          3/31/98    3/31/97   12/31/96
---------------------------  -----------  -------------- ----------- -- ---------- ---------- ----------
Income (Loss) Available for
           Common Stock:
Gas Distribution                $(4,659)        $ 13,241     $ 8,582     $  33,815   $ 41,621   $ 38,471
Electric Services                 45,141          11,978      57,119       276,612    228,675    225,777
Gas Exploration and Production    -                2,218       2,218        -          -          -
Energy Related Investments        -               (4,186)     (4,186)       -          -          -
Energy Related Services           -               (3,708)     (3,708)       -          -          -
Other                             -                2,959       2,959        -          -          -
Total Consolidated               $40,482         $22,502     $62,984      $310,427   $270,296   $264,248
---------------------------  -----------  -------------- ----------- -- ---------- ---------- ----------


The Gas Distribution segment consists of The Brooklyn Union Gas Company ("Brooklyn Union") and Brooklyn Union of Long Island, the Company's two gas distribution subsidiaries. These subsidiaries provide natural gas to customers in the New York City boroughs of Brooklyn, Queens and Staten Island and the Long Island counties of Nassau and Suffolk and the Rockaway Peninsula of Queens County, respectively. Gas Distribution segment earnings, excluding special charges for the Transition Period, reflected the fact that gas utility customers received the benefit of synergy savings-related rate reductions, authorized by the Public Service Commission of the State of New York ("NYPSC"), before synergy savings could begin to be achieved through cost reduction measures. The Company expects that the effect of these rate reductions will begin to be offset in fiscal 1999 as synergy savings are realized through cost reduction measures, principally the early retirement program implemented in December 1998. Most importantly, earnings for the Transition Period do not include earnings from heating season operations (months of January through March) when the Company realizes the major portion of its gas related earnings.

The Electric Services segment consists of subsidiaries that: (i) own and operate oil and gas-fired generating facilities located on Long Island and deliver the power generated by these facilities to LIPA; (ii) manage and operate LIPA's transmission and distribution ("T&D") system; and (iii) manage LIPA's fuel and electric purchases and any off-system sales. Earnings for the Electric Services segment for the period May 29, 1998 through December 31, 1998, excluding special charges, reflected service-fees under various service contracts with LIPA. The Company's operating margins under such arrangements are lower than those experienced prior to the LIPA Transaction, reflecting the change in the nature of the Company's Electric Services business.

Earnings for Electric Services for the period April 1, 1998 through May 28, 1998 were positively impacted by a change in the method of recording the monthly Rate Moderation Component ("RMC") amortization. As a result of this change, for the period April 1, 1998 through May 28, 1998, the Company recorded $51.5 million more of non-cash RMC credits to income, or $33.5 million after-tax, than it would have under the previous method. For a further discussion, see "Operating Expenses."

The Gas Exploration and Production segment consists of the Company's 64% equity interest in THEC, an independent natural gas and oil exploration company with properties located in the Gulf of Mexico, Texas, the Arkoma Basin of Oklahoma and Arkansas, South Louisiana and West Virginia. Earnings associated with Gas
Exploration and Production, excluding special charges, were significantly affected by low gas prices during the Transition Period and increased operating expenses due primarily to increased production activity. See "Revenues - Gas Exploration and Production" for further discussion.

The Energy Related Investments segment primarily consists of the Company's 20% investment in the Iroquois Gas Transmission System LP, investments in The Premier Transco Pipeline and Phoenix Natural Gas in Northern Ireland and investments in certain midstream natural gas assets in Western Canada owned jointly with Gulf Canada Resources Limited. The Company recently has increased its investment in The Premier Transco Pipeline, a gas pipeline extending from Scotland to Northern Ireland, from a 24.5% interest to a 50% interest. In addition, the Company has a 24.5% interest in Phoenix Natural Gas, which is expanding and refurbishing the gas distribution system that serves the City of Belfast in Northern Ireland. Results from these investments reflect the start-up nature of their operations, while results relating to the Company's investment in the Iroquois Gas Transmission System LP are consistent with management's expectations. The Company completed its acquisition of a 50% interest in certain midstream natural gas assets in Western Canada in December 1998, and therefore, earnings from this investment will begin to be realized in 1999. (See "Liquidity and Capital Resources" for additional information.) Results also reflected costs of approximately $5.2 million after-tax to settle certain contracts associated with the sale of the

Company's domestic cogeneration investments and fuel management operations, which took place in 1997.

The Company's Energy Related Services segment primarily includes KeySpan Energy Management Inc. ("KEM"), KeySpan Energy Services Inc. ("KES") and KeySpan Energy Solutions, LLC ("KESol"). KEM provides a variety of technical and maintenance services to customers that operate commercial and industrial facilities located primarily within the New York City metropolitan area. Results from operations of KEM were profitable during the Transition Period and reflected the continued integration of companies acquired during the past two years. KES markets gas and electricity, and arranges transportation and related services, largely to retail customers, including those served by the Company's two gas distribution subsidiaries. KES incurred losses related to the start-up nature of its operations during the Transition Period. Results from operations of KESol, which provides appliance repair service to residential customers primarily within the Company's service territory, were also unprofitable during the Transition Period. The Company will continue to realign these non-utility operations to maximize earnings potential, and where appropriate, possibly discontinue non-profitable activities.

Results reflected in the Other segment, excluding special charges, include interest income earned on investments from the proceeds of the LIPA Transaction, offset, in part, by costs incurred by the corporate and administrative areas of the Company that have not been allocated to the various business segments.

Gas Distribution results were affected by warmer than normal weather for the twelve months ended March 31, 1998 and 1997. Gas Distribution results for the year ended December 31, 1996 were positively affected by colder than normal weather, a 3.2% rate increase which became effective December 1, 1995 and increased off-system sales. Results from electric operations for the year ended March 31, 1998 were positively affected by the change in the method of amortizing the RMC to eliminate the effects of seasonality on monthly operating income (See "Operating Expenses" for additional details on the RMC). Earnings for the twelve months ended March 31, 1997 and for the year ended December 31, 1996 were favorably affected by the benefits derived from increased investment in electric plants, continued efforts to reduce operations and maintenance expenses and the use of cash generated by operations to retire maturing debt.

REVENUES

Set forth below are the Company's revenues for the Transition Period and for the twelve months ended March 31, 1998 and 1997 and December 31, 1996:

                                                                             (IN THOUSANDS OF DOLLARS)
------------------------------------------------------------------------------------------------------
                              For the Transition Period                For the Twelve Months Ended
--------------------- -----------------------------------------     ----------------------------------
                      Prior to the  Subsequent to
                      Acquisition  the Acquisition    Total            3/31/98     3/31/97    12/31/96
--------------------- ------------ --------------- ------------  -  ----------  ----------  ----------
Operating revenues:
Gas distribution         $  79,979      $  769,564   $  849,543     $  645,659  $  672,705  $   684,260
Gas exploration and        -                70,812       70,812         -           -           -
        Production
Electric services          -               408,305      408,305         -           -           -
Electric distribution      330,011        -             330,011      2,478,435   2,464,957   2,466,435
Other                      -                63,181       63,181         -           -           -
                          $409,990      $1,311,862   $1,721,852     $3,124,094  $3,137,662  $3,150,695
--------------------- ------------ --------------- ------------  -  ----------  ----------  ----------


GAS DISTRIBUTION
Gas Distribution revenues for the Transition Period were impacted by rate reductions which were reflected at the time of the KeySpan Acquisition. Brooklyn Union reduced rates to its core customers by $23.9 million on an annual basis effective May 29, 1998 and Brooklyn Union of Long Island reduced its rates to core customers by $12.2 million annually effective February 5, 1998 and by an additional $6.3 million annually effective May 29, 1998. Gas Distribution revenues for the Transition Period do not include revenues from heating season operations (January through March). In addition, revenues of Brooklyn Union are not reflected for periods prior to the KeySpan Acquisition. The effects of weather on gas distribution revenues are largely mitigated by the weather normalization adjustment included in the tariffs of both gas distribution utilities. The weather normalization adjustment contained in Brooklyn Union's tariff provides for the Company to retain or absorb 12.8% of differences between actual margin revenues and margin revenues that would be produced under normal weather conditions. The weather normalization adjustment contained in Brooklyn Union of Long Island's tariff requires the Company to retain or absorb variations in margin revenues to the extent that actual heating degree days experienced during a billing cycle vary from normal heating degree days for that cycle by 2.2%.

Gas Distribution revenues for the twelve months ended March 31, 1998 and 1997 and December 31, 1996 reflected the continued growth in the number of gas heating customers in all periods. However, Gas Distribution revenues for the twelve months ended March 31, 1998 and 1997 were affected by warmer than normal weather during both periods. Revenues for the twelve months ended December 31, 1996 reflected the effects of colder than normal weather during that time period as well as the growth in the number of gas heating customers. Gas Distribution revenues for the twelve months ended December 31, 1996 also reflected a 3.2% gas rate increase that became effective on December 1, 1995.

GAS EXPLORATION AND PRODUCTION
Gas Exploration and Production revenues reflected the continued development of natural gas properties acquired by THEC during the past three years. The benefits derived from increased production levels, however, were offset by decreases in average realized prices. In 1998, production was approximately 62.8 billion cubic feet (BCFe), or 11.5 BCFe above the level of production for 1997. In 1998, wellhead prices averaged approximately $1.96 per MCF compared with $2.45 per MCF in 1997. The effective price realized (average wellhead price received for production including recognized hedging gains and losses) was $2.02 per MCF in 1998 compared with $2.25 per MCF in 1997.

ELECTRIC SERVICES
Revenues for the Transition Period are derived from service agreements with LIPA for the period May 29, 1998 through December 31, 1998. Prior to the LIPA Transaction, LILCO provided fully integrated electric service to its customers. Included within rates charged to customers was the return on the capital investment in the generation and T&D assets, as well as recovery of the electric business costs to operate the system. Upon completion of the LIPA Transaction, the nature of the Company's electric business has changed from that of owner of an electric generation and T&D system, with significant capital investment, to a new role as owner of the non-nuclear generation facilities and as manager of the T&D system now owned by LIPA. In its new role, the Company's capital investment is significantly reduced and accordingly, its revenues under the LIPA contracts reflect that reduction. Revenues after May 28, 1998 reflect the impact of the LIPA agreements which contribute marginally to earnings.

Revenues realized under the Management Services Agreement ("MSA") were $226.3 million for the period May 29, 1998 through December 31, 1998. These revenues were derived from the performance of the day-to-day operation and maintenance of LIPA's T&D system, management of construction additions to the T&D system, and the management of LIPA's interest in the Nine Mile Point Nuclear Power Station, Unit 2 ("NMP2").

Revenues under the Power Supply Agreement ("PSA"), including incentives earned, were $178.3 million for the period May 29, 1998 through December 31, 1998 and were derived from the sale of capacity and energy to LIPA from the Company's generating facilities at rates approved by the Federal Energy Regulatory Commission.

Revenues under the Energy Management Agreement ("EMA"), including incentives earned, were $3.7 million for the period May 29, 1998 through December 31, 1998 and resulted from the management of fuel supplies for LIPA to fuel the Company's generating facilities and the management of energy purchases on a least-cost basis to meet LIPA's needs.

See "Electric Services-LIPA Agreements" for a more detailed description of each of these agreements.

ELECTRIC DISTRIBUTION
Electric revenues for the period April 1, 1998 through May 28, 1998 fluctuated mainly as a result of system growth, and variations in weather and fuel costs. However, these variations had no impact on earnings due to the electric rate structure in effect at that time, which included a revenue reconciliation mechanism to eliminate the impact on earnings caused by sales volumes that were above or below adjudicated levels. Base electric rates were unchanged since December 1993.

OTHER REVENUES
Other  revenues for the Transition  Period  primarily  included  revenues of the
Company's energy management subsidiary, KEM, and the Company's marketing subsidiary, KES. KEM provides a variety of services in all facets of energy management services to customers that operate commercial and industrial facilities, primarily within the New York City metropolitan area. Revenues have been enhanced through the continued integration of an engineering firm, and heating, ventilation and air conditioning companies purchased during the past two years. KES markets gas and electricity, and arranges transportation and related services, largely to retail customers, and has been expanding its customer base.

OPERATING EXPENSES

GAS PURCHASED
Variations in gas costs have little impact on operating results as the current gas rate structure of each of the Company's two gas distribution utilities include a gas adjustment clause pursuant to which variations between actual gas costs and gas cost recoveries are deferred and subsequently refunded to, or collected from customers.

The cost of gas for the Transition Period was $318.7 million, reflecting the inclusion of gas costs for KSE subsequent to May 28, 1998, offset, in part, by warmer than normal weather and the fact that the Transition Period covers only nine months. The cost of gas for the twelve months ended March 31, 1998 and 1997 was $299.5 million and $308.4 million, respectively, and reflected warmer than normal weather in both periods. The cost of gas for the year ended December 31, 1996 was $322.6 million and reflected colder than normal weather during that time period. The average cost of gas has decreased in 1998 as compared to increases in 1997 and 1996.

FUEL AND PURCHASED POWER
Electric fuel expense for the period April 1, 1998 through May 28, 1998 was $91.8 million. In accordance with the EMA, LIPA is responsible for paying directly the costs of fuel and purchased power and, as a result, the Company, since May 29, 1998, no longer incurs any electric fuel expense.

Electric fuel expenses for the twelve months ended March 31, 1998 and 1997 and December 31, 1996 were $658.3 million, $646.4 million and $640.6 million, respectively. Electric fuel expense in all periods reflected growing system sales quantities in each period and increased cost of fuel and purchased power each year. Variations in fuel and purchased power costs had little impact on operating results during these periods as LILCO's electric rate structure included a mechanism that provided for the recovery or refund of actual fuel costs which varied from the level collected in rates.

OPERATIONS AND MAINTENANCE EXPENSE
Operations and maintenance expense for the Transition Period was $848.7 million and included $63.8 million of costs associated with the write-off of a customer billing system that was in development. Additionally, in December 1998 the
Company completed an early retirement program in which approximately 600 employees elected early retirement and a related expense of $64.6 million was charged to operations. Moreover, for the Transition Period, operations and maintenance expense included the costs associated with the management of the T&D assets acquired by LIPA. Prior to the LIPA Transaction, all T&D related capital costs were capitalized and charged to depreciation expense over the estimated useful life of the related asset. Since the LIPA Transaction, all T&D related costs are expensed when incurred and recovered from LIPA through monthly billings.

Operation and maintenance expense for the twelve months ended March 31, 1998 and 1997 and December 31, 1996 was $511.2 million, $489.9 million and $499.2
million,  respectively.   Reflected  in  all  periods  were  the  on-going  cost
containment programs implemented by LILCO which resulted in reductions to maintenance, distribution, and administrative and general expenses. However, for the twelve months ended March 31, 1998, operation and maintenance expense also reflected the recognition of higher performance-based employee incentives and certain other charges for employee benefits.

ELECTRIC REGULATORY AMORTIZATIONS
Prior to the LIPA Transaction, the RMC included within electric regulatory amortizations represented the difference between LILCO's revenue requirements under conventional ratemaking and the revenues provided by its electric rate structure. The RMC was adjusted for the operation of the Fuel Moderation Component ("FMC") mechanism and the difference between LILCO's share of actual operating costs at NMP2 and amounts provided for in electric rates.

In April 1998, the NYPSC authorized a revision, effective December 1, 1997, to LILCO's method of recording its monthly RMC amortization from a straight-line levelized basis over LILCO's rate year, to a monthly amortization based upon each month's forecasted revenue requirement, which more closely aligned such amortization with LILCO's cost of service. As a result of this change, for the period April 1, 1998 through May 28, 1998, LILCO recorded $51.5 million more of non-cash RMC credits to income (representing accretion of the RMC balance), or $33.5 million after-tax, than it would have under the previous method. In addition, for the year ended March 31, 1998, LILCO recorded approximately $65.1 million more of non-cash RMC credits to income, or $42.5 million after-tax, than it would have under the previous method. In connection with the LIPA Transaction, which included the sale of electric related regulatory assets, the RMC and all other electric regulatory amortizations were discontinued. Had the RMC amortization continued, the total RMC amortization for the rate year ended November 30, 1998, would have been equal to the amount that would have been provided for under the previous method.

OTHER OPERATING EXPENSES
Depreciation and depletion expense reflected gas utility property and electric generation property additions for all periods and electric T&D property additions for the periods prior to the LIPA Transaction. In addition, for the period May 29, 1998 through December 31, 1998, depreciation and depletion expense reflected the gas production activities of the Company's gas exploration and production subsidiary. This subsidiary recorded an impairment charge of $130 million in December 1998 to reduce the value of its proved gas reserves in accordance with the asset ceiling test limitations of the Securities and Exchange Commission applicable to gas exploration and development operations accounted for under the full cost method. Offsetting these increases is the effect on depreciation expense from the sale of T&D assets and nuclear generation assets to LIPA.

Operating taxes principally included state and local taxes on utility revenues and property. The applicable property base and tax rates generally have increased in all periods. However, significant property related assets were sold to LIPA as part of the LIPA Transaction and, as a result, subsequent to May 28, 1998, property taxes on the sold assets are no longer incurred by the Company. For the twelve months ended March 31, 1998, operating taxes reflected the expiration of a temporary corporate surcharge on revenues previously imposed by New York State.

Federal  income tax expense in all years  reflected  changes in pre-tax  income.
Pre-tax income and the related federal income tax expense for the Transition Period were significantly affected by the write-off of a customer billing system, charges related to the early retirement program, charges related to the LIPA Transaction, and the write-down of proved gas reserves. (See Note 3 to the Consolidated Financial Statements, "Federal Income Tax.")

OTHER INCOME AND DEDUCTIONS

Other income and deductions for the Transition Period primarily reflected the non-recurring charges associated with the LIPA Transaction of $107.9 million after-tax and a $13 million after-tax charge for the funding of the KeySpan Foundation. (See Note 11 to the Consolidated Financial Statements, "Costs Related to the LIPA Transaction and Special Charges.") These charges were offset, in part, by earnings of $49.2 million from the investment of the proceeds from the LIPA Transaction and earnings from the Company's equity investment in the Iroquois Gas Transmission System LP.

Other income and deductions for the twelve months ended March 31, 1998 primarily included a charge of $31 million with respect to certain benefits earned by former officers of LILCO offset by carrying charges on certain of the Company's electric regulatory assets resulting from electric ratemaking mechanisms. Other income and deductions for the year ended December 31, 1996 consisted primarily of non-cash carrying charge income associated with regulatory assets.

INTEREST EXPENSE

As part of the LIPA Transaction, LIPA has assumed substantially all of the outstanding debt of LILCO. The Company, in connection with the LIPA Transaction, issued promissory notes to LIPA for its continuing obligation to pay principal and interest on certain series of debt that has been assumed by LIPA . (See Note 7 to the Consolidated Financial Statements, "Long Term Debt," for additional information.) Interest expense of $138.7 million for the Transition Period reflected the significantly reduced level of outstanding debt resulting from the LIPA Transaction.

Interest expense for the twelve months ended March 31, 1998 and 1997 was $404.5 million and $435.2 million, respectively. Interest expense in both periods reflected the lower outstanding debt level resulting from the retirement of $250 million of indebtness in February 1997. For the twelve months ended December 31, 1996, interest expense was $447.6 million reflecting increased letter of credit and commitment fees associated with a change in LILCO's credit rating in 1996.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY
At December 31, 1998, the Company had cash and temporary cash investments of $942.8 million. Effective January 1, 1999, the Company has available unsecured bank lines of credit of $300 million.

In addition, THEC also has an available line of credit of $150 million with a commercial bank. At December 31, 1998, $133 million was outstanding under this facility. Moreover, in March 1998, THEC issued $100 million of 8.625% Senior Subordinated Notes due 2008 that are subordinate to borrowings under THEC's line of credit. (See Note 7 to the Consolidated Financial Statements, "Long Term Debt," for additional information.)

Prior to the LIPA Transaction, LILCO had available, through October 1, 1998, $250 million under its Revolving Credit Agreement, of which $100 million was borrowed for interim financing. In addition, LILCO had a bridge loan of $250 million to fund certain obligations for postretirement benefits other than pensions. A portion of the proceeds from the LIPA Transaction was used to repay the $350 million of borrowings and the Revolving Credit Agreement was terminated.

During 1998, KSE had an available bank line of credit of $150 million, which was available to finance commercial paper for Brooklyn Union. This line of credit applied jointly to KSE and Brooklyn Union. Effective December 31, 1998, this line of credit terminated. There were no outstanding borrowings on this line from May 29, 1998 through December 31, 1998.

As a result of the LIPA Transaction, the Company has a significant amount of cash which it has used and intends to continue to use for, among other things, the repurchase of shares of its common stock on the open market (as discussed in greater detail below) and the expansion of its operations through one or more of the following types of transactions: mergers with or acquisitions of other utilities; investments in new gas pipelines (and related assets such as storage fields and processing plants) and gas exploration; or the purchase and/or construction of additional electric power plants. However, no assurance can be given that any of the foregoing types of transactions will occur or that such transactions, if completed, will be integrated with the Company's operations or prove to be profitable.

In August 1998, the Company announced that the Board of Directors authorized the purchase of up to 10 percent of the Company's outstanding common stock, or approximately 15 million shares, through open market purchases. In addition, on October 30, 1998, the Company announced that the Board of Directors authorized using up to an additional $500 million of cash for the purchase of common shares in addition to the Board's previous authorization. Purchases from the initial authorization commenced on August 17, 1998. As of February 28, 1999, the Company repurchased 15.9 million of its common shares for $472.5 million.

In December 1998, the Company acquired, through a subsidiary a 50% interest in certain midstream natural gas assets owned by Gulf Canada Resources Limited ("Gulf Canada") in western Canada and formed a partnership with Gulf Canada called Gulf Midstream Services Partnership ("GMS"). The Company paid Gulf Canada $189 million and has provided a three-year $64.8 million loan on commercial terms that, at Gulf Canada's option, can be repaid or exchanged for an additional 19.7% interest in GMS. In connection with this investment, the Company has agreed to fund capital expenditures of GMS for the next three years up to a maximum of $36 million including Gulf Canada's share, in exchange for a proportionately increased share of GMS's cash flow.

In December 1998, the Company, through a subsidiary, paid $32 million to increase its investment in The Premier Transco Pipeline from 24.5% to 50%. In addition, during the quarter ended December 31, 1998 the Company provided THEC with a $150 million line of credit. As of December 31, 1998 THEC had borrowed $80 million under this facility, which was used to fund a substantial portion of the acquisition of three producing offshore blocks in the Mustang Island region of the Gulf of Mexico. Further, in December 1998, the Company made a $20 million donation to establish the KeySpan Foundation, a not-for-profit philanthropic foundation that will make donations to various charitable organizations.

In May 1998, LILCO reached a settlement with the Internal Revenue Service resolving all audit issues on federal income tax returns filed for the years 1981 through 1989. The settlement required the payment of taxes and interest of $9 million and $35 million, respectively. Adequate reserves for the payment of such taxes and interest were provided in prior fiscal years.

The negative cash flow from operating activities for the Transition Period is due primarily to the fact that significant positive cash flows that arise from revenues generated during a heating season have not been reflected in the Transition Period. Approximately 75% of total annual gas revenues are realized during the heating season (November 1 to April 30) as a result of the large proportion of heating sales, primarily residential, compared to total sales. Moreover, during the Transition Period, the Company funded an additional $250 million into Voluntary Employee's Beneficiary Association trusts (see Note 4 to the Consolidated Financial Statements, "Postretirement Benefits"). Annual cash flow from core utility operations has remained strong and should continue to provide the Company with a substantial source of funds.

CAPITAL RESOURCES
Consolidated capital expenditures for the Transition Period were $676.5 million and are estimated to be $1.2 billion for the year ended December 31, 1999.

Capital expenditures related to the Gas Distribution segment were $128.4 million during the Transition Period and were primarily for the renewal and replacement of mains and services and expansion of the gas distribution system on Long Island. Gas Distribution capital expenditures are estimated to be $205.7 million for 1999.

Capital expenditures related to Electric Services were $54.1 million during the Transition Period and were primarily for the renewal and replacement of electric lines prior to May 28, 1998. Capital expenditures for 1999 are estimated to be $684.4 million including approximately $597 million related to the Company's January 1999 agreement with Consolidated Edison Company of New York, Inc. to purchase the 2,168 megawatt Ravenswood electric generating facility. This facility, located in Long Island City, Queens, includes the 1,753 megawatt Ravenswood Generating Station and the 415 megawatt Ravenswood Gas Turbines. Common plant capital expenditures were $51.1 million during the Transition Period and are estimated to be $28.4 million for 1999.

Capital expenditures related to Gas Exploration and Production were $182.7 million for the Transition Period. These capital expenditures reflected, in part, costs related to development of additional properties acquired in Southern Louisiana and properties acquired in the Gulf of Mexico and costs related to the continued development of property additions acquired in 1997 and 1996. Capital expenditures for 1999 are estimated to be $126.6 million, which includes $81.9 million related to the Company's share of costs for developmental and exploratory drilling and $44.7 million related to the Company's March 1999 joint venture agreement with THEC to explore for natural gas and oil over a term of three years. Under the terms of this agreement, the Company will acquire 45% of THEC's interest in certain offshore undeveloped leases and will commit up to $100 million per year to explore and develop these leases.

Capital expenditures related to equity investments in Energy Related Investments during the Transition Period were $231.8 million. These capital expenditures included $42 million of equity investments primarily to increase the Company's interest in The Premier Transco Pipeline. The Company also has a 24.5% interest in a gas distribution system in Northern Ireland that is being refurbished and expanded. Also included in capital expenditures for the Transition Period is $189 million of equity investments related to the formation of a partnership with Gulf Canada, discussed previously. Capital expenditures for 1999 are estimated to be $84.7 million, including the Company's share of capital expenditures in GMS of $12 million and costs related to the first stage of a joint venture with Duke Energy Corporation and the Williams Companies in developing the Cross Bay(sm) pipeline, which will transport gas from existing interstate pipelines in New Jersey to New York City and Long Island.

Capital expenditures of $28.4 million for the Transition Period related to Energy Related Services reflected primarily the acquisition of a heating, ventilating and air-conditioning ("HVAC") company.

The HVAC company, located in New Jersey, designs, builds, installs and services HVAC systems for commercial and residential customers. Through this acquisition the Company will be able to expand its management and marketing activities into the middle-market segment. The balance is related to expansion of ongoing operations of subsidiaries within this segment. Capital expenditures for fiscal 1999 are estimated to be $57.4 million relating to acquisitions and expansion of ongoing operations.

The level of future capital expenditures is reviewed on an ongoing basis and can be affected by timing, scope and changes in investment opportunities.

FINANCING

Proceeds from common stock issued through employee and shareholder stock purchase plans have provided equity of $10.2 million during the Transition Period.

Prior to the LIPA Transaction, all of the outstanding shares of the following preferred stock series were called for redemption: Series UU, Series GG, Series QQ, Series CC, Series B, Series D, Series E, Series F, Series H, Series I-Convertible, Series L and Series NN. These preferred stock series were redeemed at an aggregate cost of $363.2 million, including $25.2 million of call premiums and accrued dividends. On May 28, 1998, LIPA reimbursed the Company $339.1 million for the preferred stock series that were redeemed. (See Note 5 to the Consolidated Financial Statements, "Capital Stock," for additional information.)

Upon consummation of the LIPA Transaction, all of the outstanding long-term debt, except for the 1997 Series A Electric Facilities Revenue Bonds due December 1, 2027, was transferred to LIPA. The Company issued promissory notes to LIPA for $1.048 billion, which represented an amount equivalent to the sum of: (i) the principal amount of 7.3% Series Debentures due July 15, 1999 and 8.2% Series Debentures due March 15, 2023 outstanding at May 28, 1998, and (ii) an allocation of certain of the Authority Financing Notes. The promissory notes contain identical terms to the debt referred to in items (i) and (ii) above.

On November 3, 1998, the Company extinguished a portion of its obligation of the promissory notes relating to certain series of bonds that were called by LIPA on December 1, 1998. The Company's obligation for these bonds of $2.1 million consisted of the principal amount and the interest accrued and unpaid. An additional portion of the promissory notes was also extinguished on December 1, 1998 due to the mandatory sinking fund redemption of $1 million on a certain series of Authority Financing Notes.

On March 1, 1999, LIPA converted all of the transferred long-term debt outstanding at variable rates to fixed rates of 5.15% and 5.30% per annum. As of March 1, 1999, the remaining debt instruments that include variable rate features had a carrying value of $149.9 million. If interest rates were to change on this variable rate debt by 100 basis points, interest expense, net of tax, would change by less than a million dollars. The rates of each of the Company's gas utilities reflect the recovery of a fixed level of interest expense and, in addition, the LIPA agreements also include recovery of a base level of interest expense. (See Note 7 to the Consolidated Financial Statements, "Long Term Debt" for additional information on debt obligations.)

In December 1998, the Company purchased a portfolio of securities representing direct purchase obligations of the U.S. Government. These securities were placed in trust, irrevocably dedicated to the repayment of certain Gas Facilities Revenue Bonds ("GFRB"), thereby effecting an in-substance defeasance of approximately $8.9 million including interest. The in-substance defeasance represents $4 million of outstanding bonds of each of the 6.75% Series 1989A due February 2024 and the 6.75% Series 1989B due February 2024. The Company has not been relieved of its obligation to service the debt and remains the primary obligor. As a result, the liability is not considered extinguished under Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." (See Note 7 to the Consolidated Financial Statements, "Long Term Debt" for additional information on debt obligations.)

The Company intends to use a combination of existing cash balances and internally generated cash from operations to the maximum extent practicable to satisfy stock dividends and on-going enhancements to its gas distribution system. The Company expects to access the financial markets during 1999 to satisfy approximately $400 million of maturing debt obligations. With respect to the acquisition of the Ravenswood facilities discussed previously, the Company intends to use some form of project financing for approximately $425 million of the purchase price. To the extent necessary, the Company can issue short-term commercial paper to finance seasonal working capital requirements and if need be, the Company has the ability to issue tax-exempt bonds through the New York State Energy Research and Development Authority.

DIVIDENDS

The Company is currently paying a dividend at an annual rate of $1.78 per common share. The Company's dividend policy is reviewed annually by the Board of Directors. The amount and timing of all dividend payments is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial conditions and other factors.

Common stock  dividends are payable on February 1, May 1, August 1, and November
1. In addition, the Company pays an annual dividend at the rate of $1.9875 per share on the 7.95% Preferred Stock Series AA. Common and preferred stock dividend payments made by the Company after June 17, 1998 were a return of capital for Federal income tax purposes for 1998.

Pursuant to the NYPSC's orders dated February 5, 1998 and April 14, 1998 approving the KeySpan Acquisition, Brooklyn Union's and Brooklyn Union of Long Island's ability to pay dividends to the parent company is conditioned upon maintenance of a utility capital structure with debt not exceeding 55% and 58%, respectively, of total utility capitalization. In addition, the level of dividends paid by both utilities may not be increased from current levels if a 40 basis point penalty is incurred under the customer service performance program. At the end of Brooklyn Union's and Brooklyn Union of Long Island's rate years, the ratio of debt to total utility capitalization was 44% and 50%, respectively.

GAS DISTRIBUTION - RATE MATTERS

By orders dated February 5, 1998 and April 14, 1998 the NYPSC approved a Stipulation Agreement ("Stipulation") among Brooklyn Union, LILCO, the Staff of the Department of Public Service and six other parties that in effect approved the KeySpan Acquisition and established gas rates for both Brooklyn Union and Brooklyn Union of Long Island. Under the Stipulation, $1 billion of efficiency savings, excluding gas costs, attributable to operating synergies that are expected to be realized over the 10 year period following the combination, are to be allocated to ratepayers net of transaction costs.

Under the Stipulation, effective May 29, 1998, Brooklyn Union's base rates to core customers were reduced by $23.9 million annually. In addition, Brooklyn Union is now subject to an earnings sharing provision pursuant to which it will be required to credit core customers with 60% of any utility earnings up to 100 basis points above certain threshold return on equity levels over the term of the rate plan (other than any earnings associated with discrete incentives) and 50% of any utility earnings in excess of 100 basis points above such threshold levels. The threshold levels are 13.75% for the rate year ended September 30, 1998, 13.50% for the rate years 1999 through 2001, and 13.25% for the rate year 2002. A safety and reliability incentive mechanism was implemented on May 29, 1998, with a maximum 12 basis point pre-tax return on equity penalty if Brooklyn Union fails to achieve certain safety and reliability performance standards.

The Stipulation also required Brooklyn Union of Long Island to reduce base rates to its customers by $12.2 million annually effective February 5, 1998 and by an additional $6.3 million annually effective May 29, 1998. Brooklyn Union of Long Island is subject to an earnings sharing provision pursuant to which it is required to credit to firm customers 60% of any utility earnings in any rate year up to 100 basis points above a return on equity of 11.10% and 50% of any utility earnings in excess of a return on equity of 12.10%. Both a customer service and a safety and reliability incentive performance mechanism were implemented effective December 1, 1997 with maximum pre-tax return on equity penalties of 40 and 12 basis points, respectively, if Brooklyn Union of Long Island fails to achieve certain performance standards in these areas.

As a result of the Stipulation, synergy savings have been reflected in base rates before they actually will be realized by the Company. As part of an overall plan to realize the synergy savings, the Company initiated an early retirement program in December 1998 in which approximately 600 employees participated. The Company is committed to realizing the $1 billion of operating synergy savings over a 10-year period through an on-going combination of cost reductions and increased operating efficiencies. However, no assurance can be given as to what savings may be obtained from these efforts.

ELECTRIC SERVICES - LIPA AGREEMENTS

The Company, through certain of its subsidiaries, provides services to LIPA under the following agreements:

MANAGEMENT SERVICES AGREEMENT ("MSA")

A Company subsidiary manages the day-to-day operations, maintenance and capital improvements of the T&D system. LIPA will exercise control over the performance of the T&D system through specific standards for performance and incentives. In exchange for providing the services, the Company will earn a $10 million annual management fee and will be operating under an eight-year contract which provides certain incentives and imposes certain penalties based upon its performance. Annual service incentives or penalties exist under the MSA if certain targets are achieved or not achieved. In addition, the Company can earn certain incentives for cost reductions associated with the day-to-day operations, maintenance and capital improvements of LIPA's T&D system. These incentives provide for the Company to (i) retain 100% of cost reductions on the first $5 million in reductions, and (ii) retain 50% of additional cost reductions up to 15% of the total cost budget, thereafter all savings will accrue to LIPA. With respect to cost overruns, the Company will absorb the first $15 million of overruns, with a sharing of overruns above $15 million. There are certain limitations on the amount of cost sharing of overruns. To date, the Company has performed its obligations under the MSA within the agreed to budget guidelines and the Company is committed to providing on-going services to LIPA within the established cost structure. However, no assurances can be given as to future operating results under this agreement.

POWER SUPPLY AGREEMENT ("PSA")

A Company subsidiary sells to LIPA all of the capacity and, to the extent requested, energy from the Company's existing oil and gas-fired generating plants. Sales of capacity and energy are made with rates approved by the Federal Energy Regulatory Commission ("FERC"). The rates may be modified in the future in accordance with the terms of the PSA for (i) agreed upon labor and expense indices applied to the base year, (ii) a return of and on net capital additions required for the generating facilities, and (iii) reasonably incurred expenses that are outside the control of the Company. Rates charged to LIPA include a fixed and variable component. The variable component is billed to LIPA on a monthly basis and is dependent on the amount of megawatt hours dispatched. LIPA has no obligation to purchase energy from the Company and is able to purchase energy on a least-cost basis from all available sources consistent with existing interconnection limitations of the T&D System. The Company must, therefore, operate its generating facilities in a manner such that the Company can remain competitive with other producers of energy. To date, the Company has dispatched to LIPA and LIPA has accepted the level of energy generated at the agreed to price per megawatt hour . However, no assurances can be given as to the level and price of energy to be dispatched to LIPA in the future. The PSA provides incentives and penalties that can total $4 million annually for the maintenance of the output capability of the generating facilities. The PSA runs for a term of fifteen years.

In addition, three years after the LIPA Transaction is consummated, LIPA will have the right for a one-year period to acquire all of the Company's generating assets included in the PSA at the fair market value at the time of the exercise of the right, which value will be determined by independent appraisers.

ENERGY MANAGEMENT AGREEMENT ("EMA")

The EMA provides for a Company subsidiary to procure and manage fuel supplies for LIPA to fuel the generating facilities under contract to it and perform off-system capacity and energy purchases on a least-cost basis to meet LIPA's needs. In exchange for these services the Company earns an annual fee of $1.5 million. In addition, the Company will arrange for off-system sales on behalf of LIPA of excess output from the generating facilities and other power supplies either owned or under contract to LIPA. LIPA is entitled to two-thirds of the profit from any off-system energy sales. In addition, the EMA provides incentives and penalties that can total $7 million annually for performance related to fuel purchases and off-system power purchases. The EMA covers a period of fifteen years for the procurement of fuel supplies and covers a period of eight years for off-system management services.

ENVIRONMENTAL

The Company will be required to complete the investigation and undertake an appropriate level of remediation at manufactured gas plant ("MGP") sites formerly operated by Brooklyn Union (or its predecessors) and LILCO (or its predecessors). With respect to the Brooklyn Union MGP sites, the Company has recently completed a Focused Feasibility Study ("FFS") for the Brooklyn Borough Works Site in Coney Island in accordance with the terms of its Administrative Order on Consent ("ACO") with the New York State Department of Environmental Conservation ("DEC"). The FFS identified remedial action alternatives consistent with potential future commercial re-use of the property in the future; the Company anticipates finalizing and implementing its choice of a remedial action alternative in the near future. At the Clifton site in Staten Island, the Company is in the early stage of its investigation pursuant to its ACO. With respect to the Citizens site, the Company is waiting for a response from the City of New York regarding a cost-sharing agreement for the investigation of that site; although there is no current legal obligation to address this site, the Company anticipates that a site investigation will likely be undertaken in the future. Although the Company has identified other former Brooklyn Union MGP sites to governmental authorities, based upon current information, the Company does not believe that an obligation to investigate and/or remediate these properties is likely.

With respect to six of the former LILCO MGP sites, it is anticipated that two ACO's with the New York DEC will be finalized in the near future. These ACO's will establish an obligation to investigate and remediate these six properties. After the execution of the ACO for these six sites, the Company anticipates that it will enter into further negotiations with the DEC with respect to the preliminary investigation of other former LILCO MGP sites not currently owned by the Company.

Although it is likely that such a preliminary investigation will be undertaken in the future, it is not currently known whether there will be an obligation to remediate any of these properties.

The Company estimates the minimum cost of its MGP-related environmental cleanup activities will be $130.3 million and has recorded a related liability for such amount. Further, as of December 31, 1998, the Company has expended $13.7 million.

The Company is awaiting final development of state and federal regulatory programs with respect to NOX reduction requirements for its existing power plants. The Company's compliance strategy may be composed of fuel choice decisions, acquisition of pollution credits, and/or installation of pollution control equipment. Although the Company is currently considering its alternatives, final decisions cannot be made until the regulatory requirements are clarified. Expenditures to implement a final strategy are not expected to begin until 2001.

Additional capital expenditures associated with the renewal of the surface water discharge permits for the Company's power plants may be required by the DEC. Until the final permits are issued, the Company cannot determine what the monitoring obligations will be, the results of any such monitoring, or the impact that any required equipment upgrades would have on Company operations.

YEAR 2000 ISSUES

The Company has evaluated the extent to which modifications to its computer software, hardware and databases will be necessary to accommodate the year 2000. The Company's computer applications are generally based on two digits and do require some additional programming to recognize the start of the new millennium.

System Readiness

A corporate-wide program has been established to review Company software, hardware, embedded systems and associated compliance plans. The program includes both information technology ("IT") and non-IT systems. Non-IT systems are basically vendor supplied embedded systems that are critical to the daily operations of the Company. These systems are generally in the areas of electric production, distribution, transmission, gas distribution and communications. The readiness of suppliers and vendor systems is also under review. The project is under the direction of the Year 2000 Program Office, chaired by the Vice President, Technology Operations and Corporate Y2K Officer.

The critical areas of operations are being addressed through a business process review methodology. Each of the Company's critical business processes is being reviewed to: identify and inventory sub- components; assess for year 2000 compliance; establish repair plans as necessary; and test in a year 2000 environment. The inventory phase for both the IT systems and non-IT systems is complete. The total assessment phase is 100% complete for the IT systems, and as of December 31, 1998, over 90% complete for non-IT systems.

Hardware, software and embedded systems are being tested and certified to be year 2000 ready. As of December 31, 1998, repair and testing was 70% complete for the IT systems and 22% complete for the non-IT systems. Components needed to support the critical business processes and associated business contingency plans are expected to be year 2000 ready by July 1, 1999.

Vendors and business partners needed to support the critical business processes are also being reviewed for their year 2000 readiness. At this time, none of these vendors have indicated to the Company that they will be materially adversely affected by the year 2000 problem.

Risk Scenarios and Contingency Plans

The Company has analyzed each of the critical business processes to identify possible year 2000 risks. Each critical business process will be certified by the responsible corporate officer as being year 2000 ready. However, the most reasonably likely worst case scenarios are also being identified. Business operating procedures are being reviewed to ensure that risks are minimized when entering the year 2000 and other high risk dates. Contingency plans are being developed to address possible failure points in each critical business process, and are scheduled to be completed by July 1999.

While the Company must plan for the following possible worst case scenarios, management believes that these events are improbable:

LOSS OF GAS PIPELINE DELIVERY
The Company's gas utility subsidiaries receive gas delivery from multiple national and international pipelines and therefore the effects of a loss in any one pipeline can be mitigated through the use of other pipelines. Complete loss of all the supply lines is not considered a reasonable scenario. Nevertheless, the impact of the loss of any one pipeline is dependent on temperature and vaporization rate. Should gas supply be decreased due to the loss of a pipeline, each of the Company's gas utility subsidiaries also has a local liquefied natural gas facility under its direct control that stores sufficient gas to offset the temporary loss of any one pipeline. The partial loss of gas supply will not affect the Company's ability to supply electricity since most of the plants have the ability to operate on oil.

LOSS OF ELECTRIC GENERATION OR ELECTRIC TRANSMISSION AND DISTRIBUTION
Electric utilities are physically connected on a regional basis to manage electric load. This is often referred to as the regional grid. Presently the Company is working, on behalf of LIPA, with other regional utilities to develop a coordinated operating plan. Should there be an instability in the grid, the Company has the ability to remove LIPA's facilities and operate independently.

Certain electric system components such as individual generating units, T&D control facilities, and the electric energy management system have the potential to be affected by the year 2000 problem. The Company has inventoried both its and LIPA's electric system components and developed a plan to certify mission critical processes as year 2000 ready. As manager of the T&D facilities, the Company is responsible for ensuring that these facilities operate properly and that related systems are year 2000 ready. Under the terms of the various LIPA contracts, LIPA will reimburse the Company for certain year 2000 costs incurred by the Company for these facilities. Contingency plans are being developed, where appropriate, for loss of critical system elements. The Company presently estimates that contingency plans regarding its electric facilities should be completed by July 1999.

LOSS OF TELECOMMUNICATIONS
The Company has a substantial dependency on many telecommunication systems and services for both internal and external communication providers. External communications with the public and the ability of customers to contact the Company in cases of emergency response is essential. The Company intends to coordinate its emergency response efforts with the offices of emergency management of the various local governments within its service territory.
Internally, there are a number of critical processes in both the gas and electric operating areas that rely on external communication providers. Contingency plans will address methods for manually monitoring these functions and/or utilizing alternative communication methods. These contingency plans should be finalized by July 1999.

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

Cost of Remediation

The Company expects to spend a total of approximately $32 million to address the year 2000 issue. As of December 31, 1998, $15.8 million had been expended on the project. The largest percentage expended is attributable to the assessment, repair and testing of corporate IT supported computer software and in-house written applications, which total $12.3 million. In 1999, the IT year 2000 costs are expected to be 8.3% of the IT budget. The year 2000 issue has not directly resulted in delaying any IT projects. Presently, the Company expects that cash flow from operations and cash on-hand will be sufficient to fund the year 2000 project expenditures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK

The Company and its subsidiaries are subject to various risk exposures and uncertainties associated with their operations. The primary risk exposures are related to firm gas contracts, financial instruments, various regulatory initiatives of the NYPSC and FERC, the increasingly competitive energy environment, and to a lesser extent foreign currency fluctuations. Set forth below is a description of these exposures and an explanation as to how the Company and its subsidiaries have managed and, to the extent possible, sought to reduce these risks.

FIXED CHARGES UNDER FIRM CONTRACTS
The Company's gas utility subsidiaries have entered into various long-term contracts for gas delivery, storage and supply services in order to provide sufficient supply for their customers. The contracts have remaining terms that cover from one to fourteen years. Certain of these contracts require payment of monthly charges (demand charges) in the aggregate amount of $5.1 million per month in all events regardless of the level of service available. At this time, the Company's exposure is minimal since these charges are currently recovered as gas cost under the respective gas adjustment clauses contained in the tariffs of the Company's gas utility subsidiaries. The Company does not expect rate regulation to change in the immediate future regarding recovery of demand charges; however, the Company is unable to predict the evolution of rate regulation. In addition, Company subsidiaries have entered into agreements with Enron Corporation and Coral Energy Resources, LP which provide for these companies to engage in overall gas supply management arrangements with and on behalf of the Company.

DERIVATIVE FINANCIAL INSTRUMENTS
The Company's gas utility subsidiaries, marketing and gas exploration and production subsidiaries employ, from time to time, derivative financial instruments, such as natural gas and oil futures, options and swaps, for the purpose of hedging exposure to commodity price risk. At December 31, 1998, the value at risk of the related positions as measured by the maximum adverse price movement in a single day was not material.

Whenever hedge positions are in effect, the Company's subsidiaries are exposed to credit risk in the event of nonperformance by counter parties to derivative contracts, as well as nonperformance by the counter parties of the transactions against which they are hedged. The Company believes that the credit risk related to the futures, options and swap instruments is no greater than that associated with the primary commodity contracts which they hedge, as the instrument contracts are with major investment grade financial institutions, and that reduction of the exposure to price risk lowers the Company's overall business risk. (See Note 8 to the Consolidated Financial Statements, "Contractual Obligations, Financial Instruments and Contingencies.")

REGULATORY ISSUES AND THE COMPETITIVE ENVIRONMENT
The energy industry continues to undergo fundamental changes as regulators, elected officials and customers seek lower energy prices. These changes, which may have a significant impact on the future financial performance of utilities, are being driven by a number of factors including a regulatory environment in which traditional cost-based regulation is seen as a barrier to lower energy prices.

Over the past few years, the NYPSC has been formulating a policy framework to guide the transition of New York State's gas distribution industry in the deregulated gas industry environment. Since 1996, customers in the small-volume market have been given the option to purchase their gas supplies from sources other than the Company's two gas utility subsidiaries. Large-volume customers have had this option for a number of years. In addition to transporting gas that customers purchase from marketers, the Company's utilities have been providing billing, meter reading and other services for aggregate rates that match the distribution charge reflected in otherwise applicable sales rates to supply these customers.

In November 1998, the NYPSC issued a policy statement setting forth its vision for furthering competition in the natural gas industry. Under this vision, regulated natural gas utilities or local distribution companies ("LDC's") would plan to exit the business of purchasing gas for and selling gas to customers (the merchant function) over the next three to seven years. LDC's would remain the operators of the gas system (the distribution function) and the provider of last resort of natural gas supplies during that period and until alternatives are developed. The NYPSC's goal is to encourage more competition at the local level by separating the merchant function from the distribution function.

The NYPSC has acknowledged that each utility has operating circumstances unique to its service territory and therefore separation of the merchant and distributions functions should be done on a utility-by-utility basis. With this in mind, the NYPSC will institute individual proceedings for each regulated natural gas utility so that the parties can determine the most effective means of achieving the NYPSC's goals. In addition, the NYPSC will also institute generic proceedings to examine reliability and other issues.

The Company conceptually supports the vision articulated in the policy statement. However, in the Company's view, any transition to a new industry structure must adequately address a number of unresolved issues to ensure that separating the merchant and distribution functions is in the best interest of natural gas customers and is equitable to LDC's. Such issues include: system reliability, recovery of prudently incurred costs, the obligation to provide service to all firm customers, tax disparity among suppliers, administrative overheads, customer acceptance and the obligation to be "supplier of last resort." Further, the Company will also pursue legislative changes where needed. The Company currently is not able to determine what effect these changes, if implemented, may have on its operations.

FOREIGN CURRENCY FLUCTUATIONS
The Company follows the principles of SFAS No. 52, "Foreign Currency Translation" for recording its investments in foreign affiliates. At December 31, 1998, the foreign currency translation adjustment was immaterial. However, due to the Company's recent purchase of certain Canadian interests and its continued and possibly expanded activities internationally, foreign currency translation adjustments in the future could become material, the magnitude of which cannot be predicted at this time. (See Note 1 to the Consolidated Financial Statements, "Summary of Significant Accounting Policies.")

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



FINANCIAL STATEMENT RESPONSIBILITY

The Consolidated  Financial  Statements of the Company and its subsidiaries were
prepared  by  management  in  conformity  with  generally  accepted   accounting
principles.

The Company's system of internal controls is designed to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management's authorizations and recorded to permit preparation of financial statements that present fairly the financial position and operating results of the Company. The Company's internal auditors evaluate and test the system of internal controls. The Company's Vice President and General Auditor reports directly to the Audit Committee of the Board of Directors, which is composed entirely of outside directors. The Audit Committee meets periodically with management, the Vice President and General Auditor and Arthur Andersen LLP to review and discuss internal accounting controls, audit results, accounting principles and practices and financial reporting matters.


CONSOLIDATED BALANCE SHEET
                                                                                           (In Thousands of Dollars)
====================================================================================================================
                                                                   DECEMBER 31, 1998                March 31, 1998
====================================================================================================================

ASSETS

PROPERTY
Electric                                                             $       1,109,199            $       4,102,166
Gas                                                                          3,257,726                    1,246,432
Common                                                                         345,007                      343,341
Accumulated depreciation                                                    (1,480,038)                  (1,877,858)
Gas exploration and production, at cost                                        994,104                            -
Accumulated depletion                                                         (447,733)                           -
--------------------------------------------------------------------------------------------------------------------
                                                                             3,778,265                    3,814,081
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
EQUITY INVESTMENTS AND OTHER                                                   341,346                       50,816
--------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
Cash and temporary cash investments                                            942,776                      180,919
Customer accounts receivable                                                   142,307                      321,372
Accrued revenues                                                               178,529                      124,464
Other accounts receivable                                                      230,479                       43,744
Allowance for uncollectible accounts                                           (20,026)                     (23,483)
Special deposits                                                               145,684                       95,790
Gas in storage, at average cost                                                145,277                       14,634
Fuel oil, at average cost                                                            -                       32,142
Materials and supplies, at average cost                                         74,193                       54,883
Other                                                                           72,818                       13,807
--------------------------------------------------------------------------------------------------------------------
                                                                             1,912,037                      858,272
--------------------------------------------------------------------------------------------------------------------
DEFERRED CHARGES
Regulatory assets
   Electric related                                                                  -                    6,768,148
   Other                                                                       279,524                      163,765
Goodwill                                                                       201,887                            -
Other                                                                          382,043                      245,643
--------------------------------------------------------------------------------------------------------------------
                                                                               863,454                    7,177,556
--------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                         $       6,895,102            $      11,900,725
====================================================================================================================

The Notes to Consolidated Financial Statements are an integral part of these statements.



CONSOLIDATED BALANCE SHEET
                                                                                           (In Thousands of Dollars)
====================================================================================================================
                                                              DECEMBER 31, 1998                     March 31, 1998
====================================================================================================================

CAPITALIZATION AND LIABILITIES

CAPITALIZATION
Common stock                                                         $       2,973,388            $       1,707,559
Retained earnings                                                              474,188                      956,092
Accumulated foreign currency adjustment                                           (952)                           -
Treasury stock purchased                                                      (423,716)                      (1,204)
--------------------------------------------------------------------------------------------------------------------
   Total common shareholders' equity                                         3,022,908                    2,662,447
Preferred stock                                                                447,973                      562,600
Long-term debt                                                               1,619,067                    4,381,949
--------------------------------------------------------------------------------------------------------------------
TOTAL CAPITALIZATION                                                         5,089,948                    7,606,996
--------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
Current maturities of long-term debt                                           398,000                      101,000
Current redemption requirements of preferred stock                                   -                      139,374
Accounts payable and accrued expenses                                          519,288                      318,701
Dividends payable                                                               66,232                       58,748
Taxes accrued                                                                   69,742                       34,753
Customer deposits                                                               29,774                       28,627
Interest accrued                                                                19,965                      146,607
--------------------------------------------------------------------------------------------------------------------
                                                                             1,103,001                      827,810
--------------------------------------------------------------------------------------------------------------------
DEFERRED CREDITS AND OTHER LIABILITIES
Regulatory liabilities
   Electric related                                                                  -                      358,363
   Other                                                                        53,137                       31,068
Deferred federal income tax                                                     71,549                    2,539,364
Postretirement benefits, claims & other reserves                               457,459                      467,655
Other                                                                           50,457                       69,469
--------------------------------------------------------------------------------------------------------------------
                                                                               632,602                    3,465,919
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
MINORITY INTEREST IN SUBSIDIARY COMPANY                                         69,551                            -
--------------------------------------------------------------------------------------------------------------------
TOTAL CAPITALIZATION AND LIABILITIES                                 $       6,895,102            $      11,900,725
====================================================================================================================

The Notes to Consolidated Financial Statements are an integral part of these statements.


CONSOLIDATED STATEMENT OF INCOME

                                                                                (In Thousands  of Dollars, Except Per Share Amounts)
------------------------------------------------------------------------------------------------------------------------------------
                                                         NINE MONTHS          Twelve Months      Three Months
                                                             ENDED                Ended              Ended           Year Ended
                                                      DECEMBER 31, 1998      March 31, 1998     March 31, 1997   December 31, 1996
------------------------------------------------------------------------------------------------------------------------------------

REVENUES
Gas distribution                                      $           849,543  $         645,659  $         293,391   $         684,260
Gas exploration and production                                     70,812                  -                  -                   -
Electric services                                                 408,305                  -                  -                   -
Electric distribution                                             330,011          2,478,435            557,791           2,466,435
Other                                                              63,181                  -                  -                   -
------------------------------------------------------------------------------------------------------------------------------------
Total Revenues                                                  1,721,852          3,124,094            851,182           3,150,695
------------------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
Purchased gas                                                     318,703            299,469            136,727             322,641
Fuel and purchased power                                           91,762            658,338            165,140             640,610
Operations                                                        734,957            400,045             95,673             381,076
Maintenance                                                       113,714            111,120             29,340             118,135
Depreciation, depletion and amortization                          294,864            169,770             39,820             171,681
Electric regulatory amortizations                                 (40,005)            13,359             19,966              97,698
Operating taxes                                                   257,124            466,326            117,513             472,076
Federal income taxes (credit)                                     (62,506)           237,371             57,002             210,197
------------------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                        1,708,613          2,355,798            661,181           2,414,114
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                   13,239            768,296            190,001             736,581
------------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME AND (DEDUCTIONS)
Transaction related expenses                                     (107,912)                 -                  -                   -
   (net of $99,701 income tax )
Interest and other-net                                             37,314             (1,583)             3,574              27,512
Minority interest                                                  29,141                  -                  -                   -
------------------------------------------------------------------------------------------------------------------------------------
Total Other Income and (Deductions)                               (41,457)            (1,583)             3,574              27,512
------------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INTEREST CHARGES                             (28,218)           766,713            193,575             764,093

------------------------------------------------------------------------------------------------------------------------------------
Interest charges                                                  138,715            404,473            105,878             447,629
------------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                (166,933)           362,240             87,697             316,464
Preferred stock dividend requirements                              28,604             51,813             12,969              52,216
------------------------------------------------------------------------------------------------------------------------------------
EARNINGS (LOSS) FOR COMMON STOCK                      $          (195,537) $         310,427  $          74,728   $         264,248
------------------------------------------------------------------------------------------------------------------------------------
Foreign currency adjustment                                          (952)                 -                  -                   -
====================================================================================================================================
COMPREHENSIVE INCOME (LOSS)                           $          (196,489) $         310,427  $          74,728   $         264,248
====================================================================================================================================
Average common shares outstanding (000)                           145,767            121,415            120,995             120,360

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE    $             (1.34) $            2.56  $            0.62   $            2.20
====================================================================================================================================

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                          (In Thousands of Dollars)
------------------------------------------------------------------------------------------------------------------------------------
                                                                 NINE MONTHS      Twelve Months     Three Months
                                                                    ENDED             Ended             Ended          Year Ended
                                                              DECEMBER 31, 1998   March 31, 1998   March 31, 1997  December 31, 1996
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES

Net Income (Loss)                                            $         (166,933)  $       362,240   $        87,697   $      316,464
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
      CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
  Depreciation, depletion and amortization                             294,864         169,770            39,820            171,681
  Regulatory amortization and other                                    (40,005)        (10,273)           14,047             72,439
  Deferred federal income tax                                          (85,936)        146,859            32,835            167,060
  Income from equity investments                                        (5,842)              -                 -                  -
  Dividends from equity investments                                      4,219               -                 -                  -
CHANGES IN ASSETS AND LIABILITIES (NET OF ACQUISITION)
  Accounts receivable and accrued revenues                             (81,024)          8,334           (26,817)            92,334
  Pensions and other postretirement benefits                          (283,774)              -                 -                  -
  Materials and supplies, fuel oil and gas in storage                  (63,195)         14,391            67,242            (34,531)
  Accounts payable and accrued expenses                                132,028         (54,835)          (69,958)           (13,826)
  Interest accrued                                                    (151,268)         (2,624)           16,632             (2,289)
  Special deposits                                                     (41,040)        (58,159)              635             25,146
  Other                                                                 27,618          98,381            (2,566)            97,835
------------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Operating Activities                   (460,288)          674,084           159,567          892,313
------------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES

Capital expenditures                                                  (676,563)       (297,230)          (62,479)          (291,618)
Net cash from KeySpan Acquisition                                      165,168               -                 -                  -
Net proceeds from LIPA Transaction                                   2,314,588               -                 -                  -
Miscellaneous investment                                                13,466         (31,987)              160             (4,806)
------------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities                  1,816,659          (329,217)          (62,319)        (296,424)
------------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES

Proceeds from sale of common stock                                      10,170          43,218             4,640             18,837
Treasury stock purchased                                              (423,716)              -                 -                  -
Issuance of preferred stock                                             84,973               -                 -                  -
Issuance of long-term debt                                             112,535               -                 -                  -
Redemption of long-term debt                                          (103,000)         (2,050)         (250,000)          (419,800)
Preferred stock dividends paid                                         (28,604)        (51,833)          (12,969)           (52,264)
Common stock dividends paid                                           (210,177)       (215,790)          (53,749)          (213,753)
Other                                                                  (36,695)         (2,032)             (624)              (369)
------------------------------------------------------------------------------------------------------------------------------------
Net Cash (Used in) Financing Activities                               (594,514)         (228,487)         (312,702)        (667,349)
------------------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                   761,857           116,380          (215,454)         (71,460)
====================================================================================================================================
Cash and cash equivalents at beginning of period           $           180,919 $        64,539   $       279,993   $        351,453
Net increase (decrease) in cash and cash equivalents                   761,857           116,380          (215,454)         (71,460)
------------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                 $           942,776 $         180,919 $          64,539 $        279,993
====================================================================================================================================

Interest paid                                                         $125,914        $364,864          $112,981           $404,663
Federal income tax paid                                              $94,680          $108,980                 -            $45,050


The Notes to Consolidated Financial Statements are an integral part of these statements.


CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                                                                                     (In Thousands of Dollars)
==============================================================================================================================
                                                 DECEMBER 31, 1998     March 31, 1998     March 31, 1997   December 31, 1996
==============================================================================================================================
Balance at beginning of period                  $           956,092  $         861,751  $         840,867   $         790,919
Net income (loss) for period                               (166,933)           362,240             87,697             316,464
------------------------------------------------------------------------------------------------------------------------------
                                                            789,159          1,223,991            928,564           1,107,383
------------------------------------------------------------------------------------------------------------------------------
Deductions
Cash dividends declared on common stock                     214,012            216,086             53,844             214,255
Cash dividends declared on preferred stock                   28,604             51,813             12,969              52,240
Other, primarily write-off of                                72,355                  -                  -                  21
   capital stock expense
------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                        $           474,188  $         956,092  $         861,751   $         840,867
------------------------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENT OF CAPITALIZATION
==================================================================================================================================
                                                                    Shares Issued                        (In Thousands of Dollars)
----------------------------------------------------------------------------------------------------------------------------------
                                                   DECEMBER 31, 1998   March 31, 1998         DECEMBER 31, 1998     March 31, 1998
----------------------------------------------------------------------------------------------------------------------------------

COMMON SHAREHOLDERS' EQUITY
Common stock, $0.01 par value                           144,628,654                        $          1,446     $               -
              $5.00 par value                                           121,727,040                       -               608,635
Premium on capital stock                                                                          2,971,942             1,098,924
Retained earnings                                                                                   474,188               956,092
Accumulated foreign currency adjustment                                                                (952)                    -
Treasury stock, at cost                                  14,209,000          46,281                (423,716)               (1,204)
----------------------------------------------------------------------------------------------------------------------------------
TOTAL COMMON SHAREHOLDERS' EQUITY                                                                 3,022,908             2,662,447
----------------------------------------------------------------------------------------------------------------------------------

PREFERRED STOCK - REDEMPTION REQUIRED
Par value $100 per share
    7.40% Series L                                                -         150,500                       -                15,050
    7.66% Series CC                                               -         570,000                       -                57,000
Less - Series called for redemption                               -               -                       -                15,050
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                          -                57,000
----------------------------------------------------------------------------------------------------------------------------------

Par value $25 per share
    7.95% Series AA                                      14,520,000      14,520,000                 363,000               363,000
    $1.67 Series GG                                               -         880,000                       -                22,000
    $1.95 Series NN                                               -       1,554,000                       -                38,850
    7.05% Series QQ                                               -       3,464,000                       -                86,600
    6.875% Series UU                                              -       2,240,000                       -                56,000
Less - Series called for redemption                               -               -                       -                38,850
Less - Mandatory redemption of preferred stock                    -               -                       -                22,000
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    363,000               505,600
----------------------------------------------------------------------------------------------------------------------------------
Total Preferred Stock - Redemption Required                                                         363,000               562,600
----------------------------------------------------------------------------------------------------------------------------------

PREFERRED STOCK - NO REDEMPTION REQUIRED
Par value $100 per share
    7.07% Series B - private placement                      553,000               -                  55,300                     -
    7.17% Series C - private placement                      197,000               -                  19,700                     -
    6.00% Series A - private placement                       99,727               -                   9,973                     -
    5.00% Series B                                                -         100,000                       -                10,000
    4.25% Series D                                                -          70,000                       -                 7,000
    4.35% Series E                                                -         200,000                       -                20,000
    4.35% Series F                                                -          50,000                       -                 5,000
    5 1/8% Series H                                               -         200,000                       -                20,000
    5 3/4% Series I - Convertible                                 -          14,743                       -                 1,474
Less - Series called for redemption                               -                         -             -                63,474
----------------------------------------------------------------------------------------------------------------------------------
Total Preferred Stock - No Redemption Required                                                       84,973                     -
----------------------------------------------------------------------------------------------------------------------------------
TOTAL PREFERRED STOCK                                                                      $        447,973     $         562,600
----------------------------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these statements.


CONSOLIDATED STATEMENT OF CAPITALIZATION (CONTINUED)
==================================================================================================================================
                                                                                                         (In Thousands of Dollars)
                Long-Term Debt                      Interest Rate         Series              DECEMBER 31, 1998     March 31, 1998
----------------------------------------------------------------------------------------------------------------------------------
GENERAL AND REFUNDING BONDS
        April 15, 1998  through  July 1, 2024      9 5/8% - 7 5/8%       various            $             -       $     1,286,000
----------------------------------------------------------------------------------------------------------------------------------
Total General and Refunding Bonds                                                                         -             1,286,000
----------------------------------------------------------------------------------------------------------------------------------
DEBENTURES
        July 15, 1999  through  March 15, 2023      9.00% - 6.25%        various                          -             2,270,000
----------------------------------------------------------------------------------------------------------------------------------
Total Debentures                                                                                          -             2,270,000
----------------------------------------------------------------------------------------------------------------------------------
AUTHORITY FINANCING NOTES
INDUSTRIAL DEVELOPMENT REVENUE BONDS
        December 1, 2006                                7.50%            1976 A,B                         -                 2,000
POLLUTION CONTROL REVENUE BONDS
        December 1, 2006 through  March 1, 2016    8.25%  -  3.58%       various                          -               213,675
ELECTRIC FACILITIES REVENUE BONDS
        September 1, 2019 through  August 1, 2025  7.15%  -  3.70%       various                          -               724,880
        December 1, 2027                               variable           1997 A                     24,880                     -
----------------------------------------------------------------------------------------------------------------------------------
Total Authority Financing Notes                                                                      24,880               940,555
----------------------------------------------------------------------------------------------------------------------------------
PROMISSORY NOTES TO LIPA
DEBENTURES
        July 15, 1999                                   7.30%                                       397,000                     -
        March 15, 2023                                  8.20%                                       270,000                     -
POLLUTION CONTROL REVENUE BONDS
        December 1, 2006                                7.50%             1976 A                     26,375                     -
        December 1, 2009                                7.80%             1979 B                     19,100                     -
        March 1, 2016                                  variable           1985 A                     58,022                     -
        March 1, 2016                                  variable           1985 B                     50,000                     -
ELECTRIC FACILITIES REVENUE BONDS
        September 1, 2019                               7.15%             1989 B                     35,030                     -
        June 1, 2020                                    7.15%             1990 A                     73,900                     -
        December 1, 2020                                7.15%             1991 A                     26,560                     -
        February 1, 2022                                7.15%             1992 B                     13,455                     -
        August 1, 2022                                  6.90%             1992 D                     28,060                     -
        November 1, 2023                               variable           1993 B                     29,600                     -
        October 1, 2024                                variable           1994 A                      2,600                     -
        August 1, 2025                                 variable           1995 A                     15,200                     -
----------------------------------------------------------------------------------------------------------------------------------
Total Promissory Notes to LIPA                                                                    1,044,902                     -
----------------------------------------------------------------------------------------------------------------------------------
GAS FACILITIES REVENUE BONDS
        April 1, 2020                                   6.368%           1993 A,B                    75,000                     -
        January 1, 2021                                 5.50%              1996                     153,500                     -
        February 1,  2024                               6.75%             1989 A                     45,000                     -
        February 1,  2024                               6.75%             1989 B                     45,000                     -
        June 1, 2025                                    5.60%             1993 C                     55,000                     -
        July 1, 2026                                    6.95%           1991 A, B                   100,000                     -
        July 1, 2026                                    5.635%         1993 D-1, D-2                 50,000                     -
        December 1, 2020                               variable            1997                     125,000                     -
----------------------------------------------------------------------------------------------------------------------------------
Total Gas Facilities Revenue Bonds                                                                  648,500                     -
----------------------------------------------------------------------------------------------------------------------------------
Unamortized Discount on Debt                                                                         (1,750)              (13,606)
----------------------------------------------------------------------------------------------------------------------------------
Total                                                                                             1,716,532             4,482,949
Less Current Maturities                                                                             398,000               101,000
Other Subsidiary Debt                                                                               300,535                     -
----------------------------------------------------------------------------------------------------------------------------------
TOTAL LONG-TERM DEBT                                                                              1,619,067             4,381,949
----------------------------------------------------------------------------------------------------------------------------------
TOTAL CAPITALIZATION                                                                       $      5,089,948     $       7,606,996
==================================================================================================================================

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  REORGANIZATION

MarketSpan Corporation d/b/a KeySpan Energy (the "Company") is the successor to Long Island Lighting Company ("LILCO"), as a result of a transaction with the Long Island Power Authority ("LIPA") (the "LIPA Transaction") and following the acquisition (the "KeySpan Acquisition") of KeySpan Energy Corporation ("KSE"). The Company is a "predominately intrastate" public utility holding company exempt from most of the provisions of the Public Utility Holding Company Act of 1935, as amended. As a result of the transaction with LIPA, LILCO became a wholly-owned subsidiary of LIPA, a public authority and a political subdivision of New York State. KSE, a wholly-owned subsidiary of the Company and also an exempt utility holding company under the Public Utility Holding Company Act of 1935, as amended, is no longer a registrant under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

On May 28, 1998, the Company completed two business combinations as a result of which it (i) became the successor operator of the non-nuclear electric generating facilities, gas distribution operations and common plant formerly owned by LILCO and entered into long-term service agreements to operate the electric transmission and distribution system acquired by LIPA; and (ii) acquired KSE, the parent company of The Brooklyn Union Gas Company ("Brooklyn Union"). (See Note 2, "Sale of LILCO Assets, Acquisition of KeySpan Energy Corporation and Transfer of Assets and Liabilities to the Company.")

With the exception of a small portion of Queens County, the Company's subsidiaries are the only providers of gas distribution services in the New York City counties of Kings, Richmond and Queens and the Long Island counties of Nassau and Suffolk. Brooklyn Union provides gas distribution services to customers in the New York City boroughs of Brooklyn, Queens and Staten Island, and KeySpan Gas East d/b/a Brooklyn Union of Long Island ("Brooklyn Union of Long Island"), a Company subsidiary, provides gas distribution services to customers in the Long Island counties of Nassau and Suffolk and the Rockaway Peninsula of Queens County.

On September 10, 1998, the Company's Board of Directors authorized filings to permit the Company to conduct its business under the name KeySpan Energy. The Company will propose a formal name change for shareholder approval at its 1999 Annual Meeting of Shareholders. On October 20, 1998 the Company's symbol for its common stock and preferred stock Series AA listed on the New York and Pacific Stock Exchanges was changed to "KSE."

B.  BASIS OF PRESENTATION

The Consolidated Financial Statements presented herein reflect the accounts of the Company and its subsidiaries. Subsidiaries comprising the Gas Exploration and Production reportable segment and the Energy Related Services reportable segment are fully consolidated in the financial information presented. All other subsidiary investments are accounted for on the equity method as the Company does not have a controlling voting interest or otherwise have control over the management of investee companies. All significant intercompany transactions have been eliminated.

Certain reclassifications were made to conform prior period financial statements with the current period financial statement presentation.

For financial reporting purposes, LILCO is deemed the acquiring company pursuant to a purchase accounting transaction, in which KSE was acquired. Consequently, financial results of the Company prior to May 29, 1998 reflect those of LILCO only. Since the acquisition of KSE was accounted for as a purchase, related accounting adjustments, including goodwill, have been reflected in the financial statements herein. Further, the financial statements presented reflect the results of operations of LILCO from April 1, 1998 through May 28, 1998 and of the fully consolidated entity from May 29, 1998 through December 31, 1998. In September 1998, the Company changed its fiscal year end to December 31. Further, in April 1997, LILCO changed its year end from December 31 to March 31. As a result, the financial statements presented herein include the nine month transition period April 1, 1998 through December 31, 1998 (the "Transition Period"), the twelve months ended March 31 1998, the three months ended March 31, 1997 and the twelve months ended December 31, 1996.

The weighted average number of common shares outstanding used in the calculation of earnings per share for the nine months ended December 31, 1998 reflected the issuance of common stock to consummate the KeySpan Acquisition and the reduction associated with repurchases of common stock subsequent to August 17, 1998. (See
Note 5, "Capital Stock.") Further, as of December 31, 1998, the Company had outstanding 921,066 unexercised common stock options held by key Company employees. These options have not been considered in measuring diluted earnings per share, since inclusion of these options in the calculation would have resulted in an antidilutive effect for the Transition Period.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

C.  ACCOUNTING FOR THE EFFECTS OF RATE REGULATION

The Company's accounting records for its two regulated gas utilities and its generation subsidiary are maintained in accordance with the Uniform System of Accounts prescribed by the Public Service Commission of the State of New York ("NYPSC") and the Federal Energy Regulatory Commission ("FERC"), respectively. The Company's financial statements reflect the ratemaking policies and actions of these regulators in conformity with generally accepted accounting principles for rate- regulated enterprises.

The Company's two regulated gas utilities and its electric generation subsidiary are subject to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation." This statement recognizes the ability of regulators, through the ratemaking process, to create future economic benefits and obligations affecting rate-regulated companies. Accordingly, the Company records these future economic benefits and obligations as regulatory assets and regulatory liabilities, respectively.

The Company's regulatory assets of $279.5 million at December 31, 1998 are primarily comprised of regulatory tax assets, certain environmental remediation and investigation costs, postretirement benefits other than pensions and costs associated with the KeySpan Acquisition.

Rate regulation is undergoing significant change as regulators and customers seek lower prices for utility service and greater competition among energy service providers. In the event that regulation significantly changes the opportunity for the Company to recover its costs in the future, all or a portion of the Company's regulated operations may no longer meet the criteria for the application of SFAS No. 71. In that event, a write-down of all or a portion of the Company's existing regulatory assets and liabilities could result. If the Company had been unable to continue to apply the provisions of SFAS No. 71 at December 31, 1998, the Company would have applied the provisions of SFAS No. 101 "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71." The Company estimates that the write-off of its net regulatory asset (regulatory assets less regulatory liabilities) could result in a charge to net income of $147.2 million or $1.01 per share of common stock, which would be classified as an extraordinary item. In management's opinion, the Company's regulated subsidiaries will be subject to SFAS No. 71 for the foreseeable future.

As part of the LIPA Transaction, the Company has entered into various service agreements with LIPA that prescribe the conduct of the Company's electric operations. These agreements allow the Company to recover its costs, subject to negotiation, incurred to service the agreements and potentially allow the Company to earn a certain level of profit. The Company's electric operations, other than the generation function which is FERC regulated, are no longer subject to NYPSC rate regulation and as a result the Company no longer applies SFAS No. 71 to its electric operations. As a result of the LIPA Transaction, all regulatory assets and liabilities outstanding as of May 28, 1998 associated with the Company's electric operations have been either sold or written-off and therefore, are no longer recorded in the accounts of the Company. In addition, certain issues relating to prior electric operations, such as nuclear plant decommissioning and nuclear plant insurance are no longer applicable to the Company since these assets were sold to LIPA. The net regulatory assets that were sold to LIPA as part of the LIPA Transaction amounted to $6.3 billion. See Note 13, "Disaggregated Condensed Balance Sheet (Unaudited)" for additional information.

D.  REVENUES

Utility gas customers are billed monthly and bi-monthly on a cycle basis. Revenues include unbilled amounts related to the estimated gas usage that occurred from the most recent meter reading to the end of each month.

The cost of gas is recovered as incurred when billed to firm customers through the operation of the gas adjustment clause ("GAC") included in utility tariffs. The GAC provision requires an annual reconciliation of recoverable gas costs and GAC revenues. Any difference is deferred pending recovery from or refund to firm customers during a subsequent twelve-month period. Further, net revenues from tariff gas balancing services, off-system sales and certain on-system interruptible sales are refunded to firm customers subject to certain sharing provisions.

The gas utility tariffs contain a weather normalization adjustment that largely offsets shortfalls or excesses of firm net revenues (revenues less gas costs) during a heating season due to variations from normal weather.

Electric revenues since the LIPA Transaction are primarily derived from billings to LIPA for management of LIPA's transmission and distribution ("T&D") system, electric generation, and procurement of fuel. The agreements with LIPA include provisions for the Company, to earn in the aggregate, approximately $11.5 million per year (plus up to an additional $5 million per year if certain cost savings are achieved) in annual management service fees from LIPA for the management of the LIPA T&D system and the management of all aspects of fuel and power supply. Costs in excess of budgeted levels are assumed by the Company up to $15 million, while cost reductions in excess of $5 million from budgeted levels are shared with LIPA. These agreements also contain certain non-cost incentive and penalty provisions which could impact earnings. Billings associated with generation capacity are based on pre-determined levels of supply to be dispatched to LIPA on a yearly basis. Rates charged to LIPA include fixed and variable components. The variable component is billed to LIPA on a monthly basis and is dependent on the amount of megawatt hours dispatched. In addition, billings related to transmission, distribution and delivery services are based, in part, on negotiated budgeted levels.

Prior to the LIPA Transaction, electric revenues were comprised of cycle billings rendered to residential, commercial and industrial customers and the accrual of electric revenues for services rendered to customers not billed at month-end. In addition, LILCO's rate structure provided for a revenue reconciliation mechanism which eliminated the impact on earnings of electric sales that were above or below the levels reflected in rates. Moreover, LILCO's electric tariff included a fuel cost adjustment ("FCA") clause which provided for the disposition of the difference between actual fuel costs and the fuel costs allowed in base tariff rates (base fuel costs). LILCO deferred these differences to future periods for recovery from or refund to customers, except for base electric fuel costs in excess of actual electric fuel costs, which were credited to the Rate Moderation Component as incurred.

E.  UTILITY PROPERTY - DEPRECIATION AND MAINTENANCE

Utility gas property is stated at original cost of construction, which includes allocations of overheads and taxes and an allowance for funds used during construction. Mass properties associated with gas operations, such as meters, are accounted for on an average unit cost basis by year of installation. Prior to the LIPA Transaction, electric T&D mass properties, such as poles and wire, were accounted for on an average unit cost basis by year of installation. As part of the LIPA Transaction, all T&D assets were sold to LIPA, and as a result, all costs associated with the maintenance of the T&D system subsequent to May 28, 1998 are expensed and charged to LIPA.

Depreciation is provided on a straight-line basis in amounts equivalent to composite rates on average depreciable property. The cost of property retired, plus the cost of removal less salvage, is charged to accumulated depreciation. The cost of repair and minor replacement and renewal of property is charged to maintenance expense. The composite rates on average depreciable property were as follows:

            Period                  Electric          Gas
            ------                  --------          ---
      9 Months Ended 12/31/98       2.40%             1.75%
      12 Months Ended 3/31/98       3.07%             2.04%
      3 Months Ended 3/31/97         .78%              .51%
      12 Months Ended 12/31/96      3.00%             2.00%


F.  GAS EXPLORATION AND PRODUCTION PROPERTY- DEPLETION AND DEPRECIATION

The full cost method of accounting is used for investments in natural gas and oil properties. Under this method, all costs of acquisition, exploration and development of natural gas and oil reserves are capitalized into a "full cost pool" as incurred, and properties in the pool are depleted and charged to operations using the unit-of-production method based on the ratio of current production to total proved natural gas and oil reserves. To the extent that such capitalized costs (net of accumulated depreciation, depletion and amortization) less deferred taxes exceed the present value (using a 10% discount rate) of estimated future net cash flows from proved natural gas and oil reserves and the lower of cost or fair value of unproved properties, such excess costs are charged to operations. If a write-down is required, it would result in a charge to earnings but would not have an impact on cash flows from operating activities. Once incurred, such impairment of gas properties is not reversible at a later date even if gas prices increase. At December 31, 1998, The Houston Exploration Company ("THEC"), the Company's 64% owned gas and oil exploration and production subsidiary, recorded a $130 million write-down to its investment in its proved gas reserves, which is reflected in the accompanying financial statements. As permitted under generally accepted accounting principles, THEC utilized February 1999 prices to measure the write-down. If THEC had utilized December 1998 prices to measure the write-down, the write-down would have been $66.6 million less.

Provisions for depreciation of all other non-utility property are computed on a straight line basis over useful lives of three to ten years.

G.  DERIVATIVE FINANCIAL INSTRUMENTS

The Company's utility, marketing and gas and oil exploration and production subsidiaries employ, from time to time, derivative financial instruments to hedge exposure in cash flows due to fluctuations in the price of natural gas. Utility hedging activities also involve use of derivatives related to fuel oil, which in certain markets strongly influence the selling price for natural gas. The Company's hedging strategies meet the criteria for hedge accounting treatment under SFAS No. 80, "Accounting for Futures Contracts." Accordingly, gains and losses on these instruments are recognized concurrently with the recognition of the related physical transactions.

The subsidiaries regularly assess the relationship between natural gas commodity prices in "cash" and futures markets. The correlation between prices in these markets has been within a range generally deemed to be acceptable. If the correlation were not to remain in an acceptable range, the subsidiaries would account for financial instrument positions as trading activities.

H.  EQUITY INVESTMENTS

Certain subsidiaries own as their principal assets investments, including goodwill, representing ownership interests of 50% or less in energy-related businesses that are accounted for under the equity method. Goodwill, at December 31, 1998, was $52.2 million for certain investments in Canada and Northern Ireland. The amortization period for the goodwill is over 15 and 40 years.

I.  FEDERAL INCOME TAX

In accordance with SFAS No. 109, "Accounting for Income Taxes" and NYPSC policy, certain of the Company's regulated subsidiaries recorded a regulatory asset for the net cumulative effect of having to provide deferred federal income taxes on all differences between tax and book bases of assets and liabilities at the current tax rate which have not yet been included in rates to customers. Investment tax credits, which were available prior to the Tax Reform Act of 1986, were deferred in operating expense and are amortized as a reduction of federal income tax in other income over the estimated lives of the related property.

J.  SUBSIDIARY COMMON STOCK ISSUANCES TO THIRD PARTIES

The Company follows an accounting policy of income statement recognition for parent company gains or losses from issuances of common stock by subsidiaries.

K.  Foreign Currency Translation

The Company follows the principles of SFAS No. 52, "Foreign Currency Translation," for recording its investments in foreign affiliates. Under this statement, all elements of financial statements are translated by using a current exchange rate. Translation adjustments result from changes in exchange rates from one reporting period to another. At December 31, 1998, the foreign currency translation adjustment was included in a separate component of shareholders' equity.

L.  GOODWILL

At December 31, 1998, the Company has recorded goodwill in the amount of $201.9 million, representing the excess of acquisition cost over the fair value of net assets acquired related to its purchases of certain consolidated subsidiaries. Goodwill is amortized over 20 to 40 years. The Company recorded goodwill of approximately $177.4 million net of accumulated amortization of $2.5 million relating to the KeySpan Acquisition and approximately $24.5 million related to the acquisition of a heating, ventilating, and air-conditioning company and the acquisition of an engineering firm.

M.  RECENT ACCOUNTING PRONOUNCEMENTS

COMPREHENSIVE INCOME
The Company has adopted SFAS No. 130 "Comprehensive Income." Comprehensive income is the change in the equity of a company, not including those changes that result from shareholder transactions. All components of comprehensive income are required to be reported in a new financial statement that is displayed with equal prominence as existing financial statements.

SEGMENT DISCLOSURES
At December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for additional disclosure about operating segments for interim and annual financial statements. More specifically, it requires financial information to be disclosed for segments whose operating results are reviewed by the chief operating decision-maker for decisions on resource allocation. It also requires related disclosures about products and services, geographic areas and major customers. The Company's segments are based on how management internally analyzes the business and allocates resources. (See Note 10, "Business Segments" for additional information.)

PENSION AND OTHER POSTRETIREMENT BENEFIT DISCLOSURES
At December 31, 1998, the Company adopted SFAS No 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." This statement revises employers' disclosure about pensions and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The statement standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer considered useful.

DERIVATIVE INSTRUMENTS
In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company will adopt SFAS No. 133 in the first quarter of fiscal year 2000. The Company does not expect any material earnings effect from adoption of this statement as it presently utilizes derivatives for hedging activities.

NOTE 2. SALE OF LILCO ASSETS, ACQUISITION OF KEYSPAN ENERGY CORPORATION AND TRANSFER OF ASSETS AND LIABILITIES TO THE COMPANY

On May 28, 1998, pursuant to the Agreement and Plan of Merger, dated as of June 26, 1997 as amended, by and among the Company, LILCO, LIPA, and LIPA Acquisition Corp. (the "Merger Agreement"), LIPA acquired all of the outstanding common stock of LILCO for $2.4975 billion in cash and thereafter directly or indirectly assumed certain liabilities including approximately $3.4 billion in debt. In addition, LIPA reimbursed LILCO $339.1 million related to certain series of preferred stock which were redeemed by LILCO prior to May 28, 1998. Immediately prior to such acquisition, all of LILCO's assets employed in the conduct of its gas distribution business and its non-nuclear electric generation business, and all common assets used by LILCO in the operation and management of its electric T&D business and its gas distribution business and/or its non-nuclear electric generation business (the "Transferred Assets") were sold to the Company and transferred to wholly-owned subsidiaries of the Company at the Company's direction.

The consideration for the Transferred Assets consisted of (i) 3,440,625 shares of the common stock of the Company (ii) 553,000 shares of the Series B preferred stock of the Company, (iii) 197,000 shares of the Series C preferred stock of the Company, and (iv) the assumption by the Company of certain liabilities of LILCO. In connection with the transfer and prior to the effectiveness of the LIPA Transaction, LILCO sold Series B and C preferred stock for $75 million in a private placement.

Moreover, all of LILCO's outstanding long-term debt as of May 28, 1998, except for its 1997 Series A Electric Facilities Revenue Bonds due December 1, 2027 which were assigned to the Company, was assumed by LIPA. In accordance with the LIPA Transaction, the Company issued promissory notes to LIPA amounting to $1.048 billion which represented an amount equivalent to the sum of (i) the principal amount of 7.3% Series Debentures due July 15, 1999 and 8.2% Series Debentures due March 15, 2023 outstanding as of May 28, 1998, and (ii) an allocation of certain of the Authority Financing Notes. The promissory notes contain identical terms to the debt referred to in items (i) and (ii) above. (See Note 7, "Long-Term Debt" for additional information.)

On May 28, 1998, immediately subsequent to the LIPA Transaction, KSE was merged with and into a subsidiary of the Company, pursuant to an Agreement and Plan of Exchange and Merger, dated as of December 29, 1996, between LILCO and Brooklyn Union. This agreement was amended and/or restated as of February 7, 1997, June 26, 1997, and September 29, 1997, to reflect certain technical changes and the assignment by Brooklyn Union of all of its rights and obligations under the agreement to KSE. On September 29, 1997, KSE became the parent company of Brooklyn Union when Brooklyn Union reorganized into a holding company structure.

As a result of these transactions, holders of KSE common stock received one share of the Company's common stock, par value $.01 per share, for each share of KSE they owned and holders of LILCO common stock received 0.880 of a share of the Company's common stock for each share of LILCO they owned. Upon the closing of these transactions, former holders of KSE and LILCO owned 32% and 68%, respectively, of the Company's common stock.

The purchase price of $1.223 billion for the acquisition of KSE has been allocated to assets acquired and liabilities assumed based upon their estimated fair values. The fair value of the utility assets acquired is represented by its book value which approximates the value recognized by the NYPSC in establishing rates for regulated utility services. The estimated fair value of KSE's non-utility assets approximated their carrying values. At May 28, 1998, the Company recorded goodwill in the amount of $179.9 million, representing primarily the excess of the acquisition cost over the fair value of the net assets acquired; the goodwill is being amortized over 40 years.

The following is the comparative unaudited proforma combined condensed financial information for the nine months ended December 31, 1998 and the twelve months ended March 31, 1998. The proforma disclosures are intended to reflect the results of operations as if the KeySpan Acquisition was consummated on the first day of each of the reporting periods below. The effects of the LIPA Transaction have been reflected for the period May 29, 1998 through December 31, 1998. These disclosures may not be indicative of future results.

                                                       Nine Months       Twelve Months
Proforma Results                                          Ended              Ended
(in thousands of dollars except per share amounts): December 31, 1998   March 31, 1998
-------------------------------------------------- ------------------- -----------------
Revenues                                           $         1,907,129 $       4,554,093
Operating Income                                   $             4,416 $         914,272
Net Income (Loss)                                  $         (212,424) $         436,794
Basic and Diluted Earnings (Loss) per Share        $            (1.38) $            2.78


The decrease in revenues for the Transition Period as compared to the twelve months ended March 31, 1998 is due primarily to the LIPA Transaction consummated on May 28, 1998. Electric revenues for the Transition Period are derived from service agreements with LIPA for the period May 29, 1998 through December 31, 1998. For the period April 1, 1998 through May 28, 1998, and for the twelve months ended March 31, 1998, revenues reflected fully integrated electric service to customers. Included within rates charged to customers, prior to the LIPA Transaction, was the return on the capital investment in the generation and T&D assets required to operate the system as well as recovery of the electric business costs to operate the system. Upon completion of the LIPA Transaction, the nature of the Company's electric business has changed from that of an owner of an electric generation and T&D system, with significant capital investment, to a new role as owner of the non-nuclear generation facilities and as manager of the T&D system now owned by LIPA. In its new role, the Company's capital investment is significantly reduced and accordingly, its revenues under the LIPA contracts reflect that reduction. Revenues after May 28, 1998 reflect the impact of the LIPA agreements which contribute marginally to earnings.

Gas distribution revenues for the Transition Period do not include revenues from heating season operations (January through March) when the Company realizes the major portion of its gas revenues. Gas distribution revenues during the Transition Period were also impacted by rate reductions which were reflected at the time of the KeySpan Acquisition. Brooklyn Union reduced rates to its core customers by $23.9 million annually effective May 29, 1998 and Brooklyn Union of Long Island reduced its rates to core customers by $12.2 million annually effective February 5, 1998 and by an additional $6.3 million annually effective May 29, 1998.

Net income for the Transition Period also reflected substantial non-recurring charges associated with the LIPA Transaction of $107.9 million after-tax, special charges related to the KeySpan Acquisition of $83.5 million after-tax and a $13 million after-tax donation made by the Company to establish the KeySpan Foundation. See Note 11, "Costs Related to the LIPA Transaction and Special Charges" for additional details.

NOTE 3. FEDERAL INCOME TAX

Income tax expense (benefit) is reflected as follows in the Consolidated Statement of Income:

                                                                             (IN THOUSANDS OF DOLLARS)
------------------------------------------------------------------------------------------------------
                               Nine Months       Twelve Months      Three Months           Year
                                  Ended              Ended              Ended             Ended
                           December 31, 1998    March 31, 1998     March 31, 1997   December 31, 1996
------------------------------------------------------------------------------------------------------
Operating Expenses
     Current                     $   20,144     $    86,388           $ 23,378        $   42,197
     Deferred                       (82,650)        150,983             33,624           168,000
                                    (62,506)        237,371             57,002           210,197
Other Income
     Current                          5,998            (594)                 -                 -
     Deferred                        (3,286)         (4,124)              (789)             (940)
                                      2,712          (4,718)              (789)             (940)
Transaction Related                 (99,701)              -                  -                 -
Total Federal Income Tax          $(159,495)       $232,653           $ 56,213          $209,257



The components of deferred tax assets and liabilities reflected in the Consolidated Balance Sheet are as follows:

                                                     (IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------
                                       December 31, 1998          March 31, 1998
--------------------------------------------------------------------------------
Deferred Tax Assets
Property related differences            $ 151,430                $     10,559
Benefits of tax loss carryforwards         52,157                      65,176
Reserves not currently deductible          44,263                      39,667
Other items - net                          52,629                     261,729
Total Deferred Tax Assets               $ 300,479                 $   377,131
--------------------------------------------------------------------------------
Deferred Tax Liabilities
1989 Settlement                       $         -                  $2,169,909
Property related differences              179,583                     650,562
Regulatory tax asset                       69,277                           -
Other items - net                         123,168                      96,024
Total Deferred Tax Liabilities          $ 372,028                  $2,916,495
--------------------------------------------------------------------------------
Net Deferred Tax Liabilities           $   71,549                  $2,539,364
--------------------------------------------------------------------------------

The following is a reconciliation between reported income tax and tax computed at the statutory rate of 35%:

                                                                                (IN THOUSANDS OF DOLLARS)
---------------------------------------------------------------------------------------------------------
                                           Nine Months    Twelve Months     Three Months         Year
                                              Ended           Ended             Ended            Ended
                                           December 31,      March 31,         March 31,      December 31,
                                               1998             1998             1997             1996
---------------------------------------------------------------------------------------------------------
Computed at the statutory rate             $(114,249)        $208,213          $50,369          $184,002
Adjustments related to:
  Net benefit from LIPA Transaction (1)      (31,503)               -                -                 -
  Tax credits                                 (1,809)          (2,464)            (940)           (4,383)
  Excess of book over tax depreciation         2,859           17,912            4,356            18,339
  Minority interest in THEC                  (10,220)               -                -                 -
  Other items - net                           (4,573)           8,992            2,428            11,299
---------------------------------------------------------------------------------------------------------
    Total Federal income tax               $(159,495)        $232,653          $56,213          $209,257
=========================================================================================================
    Effective income tax rate                   (49%)             39%              39%               40%
---------------------------------------------------------------------------------------------------------

(1) Includes tax benefits relating to (a) the deferred federal income taxes necessary to account for the difference between the carryover basis of the Transferred Assets for financial reporting purposes and the new increased tax basis and (b) certain credits for financial reporting purposes, including tax benefits recognized on the funding of postretirement benefits, partially offset by income taxes associated with the sale of the Transferred Assets to the Company by LIPA which taxes are to be paid by the Company.

The Company currently has federal income tax loss carryforwards of approximately $149.1 million that expire in twenty years or in 2017, representing losses incurred by the Company for the nine months ended December 31, 1998.

In 1990 and 1992, LILCO received an Internal Revenue Service Agents' Report disallowing certain deductions and credits claimed by LILCO on its federal income tax returns for the years 1981 through 1989. A settlement resolving all audit issues was reached between LILCO and the Internal Revenue Service in May 1998. The settlement required the payment of taxes and interest of $9 million and $35 million, respectively, which the Company made in May 1998. Adequate reserves to cover such taxes and interest were previously provided.

NOTE 4.  POSTRETIREMENT BENEFITS

PENSION PLANS: The following information represents consolidated results for the Company and its subsidiaries (Brooklyn Union, Brooklyn Union of Long Island and the former LILCO), whose noncontributory defined benefit pension plans cover substantially all employees. Benefits are based on years of service and compensation. Funding for pensions is in accordance with requirements of federal law and regulations. Prior to the KeySpan Acquisition, pension benefits had been managed separately by the Company's regulated subsidiaries, which were the only subsidiaries with defined benefit plans. The Company is in the process of examining the feasibility of integrating these plans into a more unified form within the holding company structure.

The amounts presented are consolidated for periods subsequent to May 28, 1998. Prior to that date the amounts pertain solely to the plan of LILCO. Brooklyn Union of Long Island is subject to certain deferral accounting requirements mandated by the NYPSC for pension costs and other postretirement benefit costs. Amounts included herein also include accruals pertaining to supplemental plans of the Company for obligations arising subsequent to May 28, 1998.

The calculation of net periodic pension cost follows:

                                                                                            (In Thousands of Dollars)
---------------------------------------------------------------------------------------------------------------------
                                Nine Months Ended    Twelve Months Ended   Three Months Ended       Year Ended
                                December 31,1996        March 31, 1998        March 31, 1997        December 31, 1996
---------------------------------------------------------------------------------------------------------------------
Service cost, benefits earned
    during the period              $   24,608          $   21,114               $   4,645          $  17,384
Interest cost on projected
     benefit  obligation               66,341              56,379                  12,494             47,927
Return on plan assets                 (51,745)           (196,300)                 (3,500)           (81,165)
Special termination charge (1)         61,558                   -                       -                  -
Net amortization and deferral         (33,942)            147,713                  (9,640)            33,541
Total pension cost                 $   66,820          $   28,906               $   3,999         $   17,687
---------------------------------------------------------------------------------------------------------------------

(1) Early retirement plan completed in December 1998.

The following table sets forth the pension plans' funded status at December 31, 1998 and March 31, 1998. Plan assets principally are common stock and fixed income securities:

                                                        (IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------
                                        December 31,1998        March 31, 1998
--------------------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at beginning of period     $   (825,159)      $   (807,703)
    Benefit obligation of KSE                     (674,100)                 -
    Service cost                                   (24,608)           (21,114)
    Interest cost                                  (66,341)           (56,379)
    Actuarial (loss) gain                          (61,929)            16,737
    Special termination benefits (1)               (61,558)                 -
    Total benefits paid                             63,575             43,300
--------------------------------------------------------------------------------
Benefit obligation at end of period             (1,650,120)          (825,159)
--------------------------------------------------------------------------------
Change in plan assets:
  Fair value of plan assets at beginning of
               period                              919,100            744,400
    Fair value of KSE plan assets                  754,127                  -
    Actual return on plan assets                    51,745            196,300
    Employer contribution                           13,500             18,000
    Benefits paid from trust                       (62,868)           (39,600)
--------------------------------------------------------------------------------
Fair value of plan assets at end of period       1,675,604            919,100
--------------------------------------------------------------------------------
Funded status                                       25,484             93,941
Unrecognized net (gain) from past experience
different from that assumed and from changes
in assumptions                                    (158,103)          (163,034)

Unrecognized prior service cost                     54,234                  -
Unrecognized transition obligation                   4,138             62,652
--------------------------------------------------------------------------------
Net accrued pension cost reflected
on consolidated balance sheet               $      (74,247)        $   (6,441)
================================================================================
(1)     Early retirement plan completed in December 1998.



-------------------------------------------------------------------------------------------------------------------
                                               Nine Months     Twelve Months    Three Months
                                                  Ended            Ended            Ended             Year Ended
                                             December 31,1998  March 31, 1998    March 31, 1997   December 31, 1996
-------------------------------------------------------------------------------------------------------------------
   Obligation discount                            6.50%            7.00%            7.00%            7.25%
   Asset return                                   8.50%            8.50%            7.50%            7.50%
   Average annual increase in compensation        5.00%            4.50%            5.00%            5.00%


INFORMATION ON THE LILCO SUPPLEMENTAL PLAN
The Supplemental Plan in effect prior to May 28, 1998 provided supplemental death and retirement benefits for officers and other key executives without contribution from such employees. The Supplemental Plan was a non-qualified plan under the Internal Revenue Code of 1986, as amended (the "Code"). The provision for plan benefits totaled $0.7 million for the three months ended March 31, 1997 and $2.7 million for the year ended December 31, 1996. For the twelve months ended March 31, 1998, a charge of $31 million was recorded relating to certain benefits earned by former officers of LILCO relating to the termination of their annuity benefits earned through the supplemental retirement plan and other executive retirement benefits. This charge, which was borne by LILCO, and not recovered from ratepayers, resulted from provisions in the employment contracts of LILCO officers.

OTHER POSTRETIREMENT BENEFITS - RETIREE HEALTH CARE AND LIFE INSURANCE: The following information represents consolidated results for the Company and its subsidiaries (Brooklyn Union, Brooklyn Union of Long Island and the former LILCO) who sponsor noncontributory defined benefit plans under which is provided certain health care and life insurance benefits for retired employees. The Company has been funding a portion of future benefits over employees' active service lives through Voluntary Employee Beneficiary Association ("VEBA") trusts. Contributions to VEBA trusts are tax deductible, subject to limitations contained in the Code. Prior to the KeySpan Acquisition other postretirement benefits had been managed separately by the Company's regulated subsidiaries, which were the only subsidiaries with defined benefit plans. The Company is in the process of examining the feasibility of integrating these plans into a more unified form within the holding company structure.

The amounts presented herein are consolidated for periods subsequent May 28, 1998. Prior to that date the amounts pertain solely to the plan of LILCO.


Net  periodic   other   postretirement   benefit  cost  included  the  following
components:

                                                                          (IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------------------------------
                                    Nine Months     Twelve Months    Three Months
                                        Ended            Ended            Ended          Year Ended
                                   December 31, 1998  March 31, 1998  March 31, 1997   December 31, 1996
--------------------------------------------------------------------------------------------------------
Service cost, benefits earned
        during the period             $   9,569       $  12,204          $  2,821         $  10,690
Interest cost on accumulated post-
        retirement benefit obligation    26,414          27,328             6,642            25,030
Return on plan assets                   (13,857)         (6,164)             (628)           (3,046)
Special termination charge (1)            3,073               -                 -                 -
Net amortization and deferral           (14,665)        (10,468)           (3,409)          (12,175)
--------------------------------------------------------------------------------------------------------
Other postretirement benefit cost     $  10,534       $  22,900          $  5,426         $  20,499
--------------------------------------------------------------------------------------------------------

(1) Early retirement plan completed in December 1998.

The following table sets forth the plan's funded status at December 31, 1998 and March 31, 1998. Plan assets principally are common stock and fixed income securities:


                                                               (IN THOUSANDS OF DOLLARS)
----------------------------------------------------------------------------------------
                                                     December 31, 1998    March 31, 1998
----------------------------------------------------------------------------------------
Change in benefit obligation:
        Benefit obligation at beginning of period      $   (358,941)      $   (415,672)
        Benefit obligation of KSE                          (226,645)                 -
        Service cost                                         (9,569)           (12,204)
        Interest cost                                       (26,414)           (27,328)
        Plan participants' contributions                       (900)                 -
        Actuarial (loss) gain                              (121,228)            83,793
        Special termination benefits (1)                     (3,073)                 -
Total benefits paid                                          18,515             12,470
----------------------------------------------------------------------------------------
Benefit obligation at end of period                        (728,255)          (358,941)
----------------------------------------------------------------------------------------
Change in plan assets:
        Fair value of plan assets at beginning of period    108,165             80,533
        Fair value of KSE plan assets                       113,917                  -
        Actual return on plan assets                         13,857              6,164
        Employer contribution                               250,000             21,592
        Plan participants' contributions                          -                  -
        Benefits paid from trust                             (7,161)              (124)
----------------------------------------------------------------------------------------
Fair value of plan assets at end of period                  478,778            108,165
----------------------------------------------------------------------------------------
Funded status                                              (249,477)          (250,776)

Unrecognized net loss (gain) from past  experience
different from that assumed and from changes in
assumptions                                                 145,834           (102,346)

Unrecognized prior service cost                                 166                175
----------------------------------------------------------------------------------------
Accrued benefit cost reflected on
consolidated balance sheet                             $   (103,477)      $   (352,947)
----------------------------------------------------------------------------------------

(1) Early retirement plan completed in December 1998.


--------------------------------------------------------------------------------------------------
                               Nine Months     Twelve Months     Three Months
                                  Ended            Ended            Ended          Year Ended
                             December 31, 1998 March 31, 1998   March 31, 1997   December 31, 1996
--------------------------------------------------------------------------------------------------
Assumptions:
 Obligation discount              6.50%            7.00%            7.00%             7.25%
 Asset return                     8.50%            8.50%            7.50%             7.50%
 Average annual increase in       5.00%            4.50%            5.00%             5.00%
     compensation

The measurement of plan liabilities also assumes a health care cost trend rate of 6% annually. A 1% increase in the health care cost trend rate would have the effect of increasing the accumulated postretirement benefit obligation as of December 31, 1998 by $103.8 million and the net periodic health care expense by $7.9 million. A 1% decrease in the health care cost trend rate would have the effect of decreasing the accumulated postretirement benefit obligation as of December 31, 1998 by $82.3 million and the net periodic health care expense by $6.2 million.

In 1993, LILCO adopted the provisions of SFAS No. 106, "Employer's Accounting for Post- Employment Benefits Other Than Pensions," and recorded an accumulated postretirement benefit obligation and a corresponding regulatory asset of $376.0 million. LIPA will reimburse the Company for costs related to postretirement benefits of the electric business unit employees; therefore, the Company has reclassified the regulatory asset for postretirement benefits to a receivable from LIPA.

In 1994, LILCO established VEBA trusts for union and non-union employees for the funding of costs collected in rates for postretirement benefits. The trusts were funded with contributions of $21.0 million for the twelve months ended March 31, 1998, $5.0 million for the three months ended March 31, 1997 and $18.0 million for the year ended December 31, 1996. In May 1998, an additional $250.0 million was funded into the trusts.

NOTE 5. CAPITAL STOCK

COMMON STOCK: Currently the Company has 450,000,000 shares of authorized common stock. In the nine month period ended December 31, 1998 the Company issued 396,570 shares for $10.2 million under the Dividend Reinvestment and Stock Purchase Plan, the Discount Stock Purchase Plan for Employees, and the Employee Savings Plan. In October 1998, the Company announced that the Board of Directors authorized using up to $500 million for the purchase of common shares in addition to the Board's previous authorization to purchase up to 15 million common shares. As of December 31, 1998, the Company had repurchased 14.2 million common shares for $423.7 million.

PREFERRED STOCK: The Company has the authority to issue 100,000,000 shares of preferred stock with the following classifications: 16,000,000 shares of preferred stock, par value $25 per share, 1,000,000 shares of preferred stock, par value $100 per share and 83,000,000 shares of preferred stock, par value $.01 per share.

At December 31, 1998, 14,520,000 redeemable shares of 7.95% Preferred Stock Series AA par value $25 was outstanding totaling $363.0 million, which has a mandatory redemption requirement on June 1, 2000. The Company also had 553,000 shares outstanding of private placement 7.07% Preferred Stock Series B par value $100 and 197,000 shares outstanding of private placement 7.17% Preferred Stock Series C par value $100 totaling $75.0 million. In addition, during the year the Company issued, in a private placement, 99,727 nonredeemable shares totaling approximately $10.0 million of 6% Preferred Stock Series A par value $100 to employees as incentive compensation. Preferred Stock Series A, B and C were privately issued and are not publicly traded.

On April 17, 1998, LILCO exercised its option to redeem the callable preferred stock and called for redemption on May 19, 1998 all of the outstanding shares of preferred stock Series B, Series D, Series E, Series F, Series H, Series I-Convertible, Series L and Series NN. These preferred stock series were redeemed for $117.5 million, including accrued and unpaid dividends, plus $4.5 million of call premiums. In addition, pursuant to the LIPA Transaction each share of non-redeemable preferred stock Series CC, Series GG, Series QQ and Series UU was canceled and converted to cash in the amount of the present value plus accrued and unpaid dividends. The non-redeemable preferred stock was converted for $223.2 million, including accrued and unpaid dividends, plus $18 million of call premiums. On May 28, 1998, LIPA reimbursed the Company $339.1 million for the preferred stock series that were redeemed.

Dividends on preferred stock are paid in preference to dividends on common stock or any other stock ranking junior to preferred stock.

NOTE 6.  NONQUALIFIED STOCK OPTIONS

At December 31, 1998, the Company had stock-based compensation plans that are described below. Moreover, under a separate plan, THEC has issued 2,124,438 stock options to key THEC employees. The Company and THEC apply APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for their plans. Accordingly, no compensation cost has been recognized for these fixed stock option plans in the Consolidated Financial Statements since the exercise prices and market values were equal on the grant dates. Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under the plans consistent with SFAS 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have been increased to the proforma amounts indicated below:


--------------------------------------------------------------------------------
                                                               Nine Months Ended
                                                               December 31, 1998
--------------------------------------------------------------------------------
Income (loss) available for common stock (000):  As reported          $(195,537)
                                                 Proforma             $(198,996)

Primary earnings (loss) per share:               As reported            $(1.34)
                                                 Proforma               $(1.37)
--------------------------------------------------------------------------------


Prior to the KeySpan Acquisition, KSE had reserved for issuance 1,500,000 shares of nonqualified stock options and had issued 426,000, 363,500 and 202,800 nonqualified stock options in November 1997, 1996 and 1995, respectively. These options have remained outstanding and, under the terms of the Merger Agreement, all options vested upon consummation of the KeySpan Acquisition. Holders are now permitted to exercise vested options for Company common stock.

The fair values of grants issued in November 1997, 1996 and 1995 were $4.62, $4.27 and $2.78, respectively. All grants were estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants issued in November 1997, 1996 and 1995: dividend yield of 5.00%, 4.66% and 5.57%; expected volatility of 16.24%, 16.56% and 16.879%; risk free interest rate of 6.00%, 6.00% and 6.28%; and expected lives of 6 years, respectively. The exercise prices are $32.63, $30.50 and $27.00, respectively.

A summary of the status of the Company's fixed stock option plans as of December 31, 1998 and changes during the period is presented below:


                                             Nine Months Ended December 31, 1998
--------------------------------------------------------------------------------
                                                                  Weighted Avg.
Fixed Options                                          Shares     Exercise Price
--------------------------------------------------------------------------------
Outstanding at beginning of period                     992,300         $30.70
Exercised                                              (13,631)        $28.67
Forfeited                                              (57,603)        $29.45
Outstanding and exercisable at end of period           921,066         $30.80
--------------------------------------------------------------------------------



                       Options Outstanding and Exercisable
--------------------------------------------------------------------------------
                            Number       Weighted Avg.
                         Outstanding        Remaining          Weighted Avg.
 Exercise Price          at 12/31/98     Contractual Life      Exercise Price
--------------------------------------------------------------------------------
    $27.00                168,066           7 years                $27.00
    $30.50                344,000           8 years                $30.50
    $32.63                409,000           9 years                $32.63
--------------------------------------------------------------------------------
                          921,066
--------------------------------------------------------------------------------

At the 1999 Annual Meeting of Shareholders, the Company will seek shareholder approval of its Long-Term Performance and Compensation Plan ("Plan"). This Plan, if approved, will allow the Company to issue to key employees stock options and incentive stock options, as well as restricted stock awards and performance stock awards. The total shares to be issued under this Plan will not exceed 10,500,000 shares.

NOTE 7. LONG-TERM DEBT

Gas Facilities Revenue Bonds: Brooklyn Union can issue tax-exempt bonds through the New York State Energy Research and Development Authority. Whenever bonds are issued for new gas facilities projects, proceeds are deposited in trust and subsequently withdrawn to finance qualified expenditures. There are no sinking fund requirements on any of the Company's Gas Facilities Revenue Bonds. At December 31, 1998, Brooklyn Union had $648.5 million of Gas Facilities Revenue Bonds outstanding. The interest rate on the Variable Rate Series due December 1, 2020 is reset weekly and ranged from 2.48% to 4.23% through December 31, 1998, at which time the average rate was 3.90%.

In December 1998, the Company purchased a portfolio of securities representing direct purchase obligations of the United States Government. These securities were placed in trust, irrevocably dedicated to the repayment of certain Gas Facilities Revenue Bonds, thereby effecting an in-substance defeasance of approximately $8.9 million including interest. The in-substance defeasance represented $4 million of outstanding bonds of each of the 6.75% Series 1989A due February 1, 2024 and 6.75% Series 1989B due February 1, 2024. The Company has not been relieved of its obligation and remains the primary obligor for this debt. Based on the accounting requirements of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and the Extinguishment of Liabilities," the liability is not considered extinguished and is recognized on the accompanying Consolidated Balance Sheet.

AUTHORITY FINANCING NOTES: The Company's electric generation subsidiary can also issue tax-exempt bonds through the New York State Energy Research and Development Authority. At December 31, 1998, $24.9 million of Authority Financing Notes were outstanding. The interest rate on these notes is variable and ranged from 2.65% to 4.75% through December 31, 1998 at which time the average rate was 4.10%.

PROMISSORY NOTES: At March 31, 1998, total long-term debt outstanding was $4.497 billion. In accordance with the LIPA Agreement, LIPA has assumed substantially all of the outstanding long-term debt of LILCO except for the 1997 Series A Electric Facilities Revenue Bonds due December 1, 2027 which were assigned to the Company. In accordance with the LIPA Agreement, the Company issued promissory notes to LIPA for $1.048 billion which represented an amount equivalent to the sum of: (i) the principal amount of 7.3% Series Debentures due July 15, 1999 and 8.2% Series Debentures due March 15, 2023 outstanding at May 28, 1998, and (ii) an allocation of certain of the Authority Financing Notes. The promissory notes contain identical terms as the debt referred to in items
(i) and (ii) above.

On November 3, 1998, the Company extinguished a portion of its obligation of the promissory notes to LIPA relating to certain series of bonds that were called by LIPA on December 1, 1998. The Company's obligation for these bonds of $2.1 million consisted of the principal amount and the interest accrued and unpaid. In addition, on December 1, 1998, the Company extinguished a portion of its obligation of the promissory notes on a certain series of bonds due to a mandatory sinking fund redemption payment of $1 million. The carrying value of the promissory notes at December 31, 1998 was $1.045 billion.

The promissory notes issued to LIPA included an allocation for certain of the Authority Financing Notes. Authority Financing Notes Series 1993B due November 1, 2023, Series 1994A due October 1, 2024 and Series 1995A due August 1, 2025 have variable interest rate features in which the interest rate is reset on a weekly basis. The interest rates for these notes ranged from 2.30% to 4.35% during the nine months ended December 31, 1998 at which time the average rate was 4.10%. Authority Financing Notes Series 1985A due March 1, 2016 and Series 1985B due March 1, 2016 have variable interest rate features in which the interest rate is reset on an annual basis. The interest rate for these notes at December 31, 1998 was 3.58%. On March 1, 1999, LIPA converted the variable rate features of these notes to fixed interest rates. Series 1993B, Series 1994A and Series 1995A were converted to a fixed rate of 5.30% and Series 1985A and Series 1985B were converted to a fixed rate of 5.15%.

GENERAL & REFUNDING ("G&R") MORTGAGE BONDS: Upon consummation of the LIPA Transaction, all of the series of G&R Bonds have been assumed and redeemed by LIPA resulting in the termination of the G&R Mortgage.

OTHER LONG-TERM DEBT: THEC has an available line of credit of $150 million which supports borrowings under a revolving loan agreement. Up to $5 million of this line is available for the issuance of letters of credit to support performance guarantees. This credit facility matures on July 1, 2000. At December 31, 1998, borrowings of $133 million were outstanding under this line of credit and $0.4 million was committed under outstanding letter of credit obligations. Borrowings under this facility bear interest, at THEC's option, at rates indexed at a premium to the Federal Funds rate or LIBOR rate, or based on the prime rate. The weighted average interest rate on this debt was 6.44% at December 31, 1998. Covenants related to this line of credit require the maintenance of certain financial ratios and involve other restrictions regarding cash dividends, the purchase or redemption of stock and the pledging of assets. Moreover, at December 31, 1998, THEC had $100 million of 8.625% Senior Subordinated Notes due 2008 outstanding. These notes were issued in a private placement in March 1998 and are subordinate to borrowings under THEC's line of credit.

A subsidiary of the Energy Related Investment segment had borrowings of $67.5 million outstanding at December 31, 1998, at an interest rate of 5.25%. Gulf Midstream Services Partnership ("GMS") was then provided with a loan of $64.8 million that bears interest on commercial terms.

DEBT MATURITY SCHEDULE: The total long-term debt maturing in each of the next five years ending December 31 is as follows: 1999, $398 million; 2000, $1.0 million; 2001, $1.0 million; 2002, $3.5 million; and 2003, $3.5 million.

NOTE 8. CONTRACTUAL OBLIGATIONS,  FINANCIAL INSTRUMENTS AND CONTINGENCIES:

FIXED OBLIGATIONS: Lease costs included in operation expense were $28.9 million in 1998. The future minimum lease payments under various leases, all of which are operating leases, are $22.1 million per year over the next five years and $119.2 million, in the aggregate, for all years thereafter.

FIXED CHARGES UNDER FIRM CONTRACTS: The Company's utility subsidiaries have entered into various contracts for gas delivery, storage and supply services.
The contracts have remaining terms that cover from one to fourteen years. Certain of these contracts require payment of monthly charges in the aggregate amount of $5.1 million per month in all events regardless of the level of service available. Such charges are recovered from utility customers as gas costs.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The fair value of the Company's preferred stock at December 31, 1998 was $471.6 million and the carrying value was $448.0 million.

The Company's long-term debt consists primarily of publicly traded Gas Facilities Revenue Bonds, Authority Financing Notes and Debentures, the fair value of which is estimated on quoted market prices for the same or similar issues. The Authority Financing Notes and Debentures are included in the promissory notes to LIPA. (See Note 2, "Sale of LILCO Assets, Acquisition of KeySpan Energy Corporation and Transfer of Assets and Liabilities to the Company" and Note 7, "Long-Term Debt" for additional information.)

The carrying amounts and fair values of the Company's long-term debt at December 31, 1998 and March 31, 1998 were as follows:


FAIR VALUE                                       (IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------
                                   DECEMBER 31, 1998      March 31, 1998
--------------------------------------------------------------------------------
Gas facilities revenue bonds          687,863                       -
General and refunding bonds                 -               1,288,470
Debentures                                  -               2,407,178
Authority financing notes              24,880                 987,646
Promissory notes                    1,097,226                       -
--------------------------------------------------------------------------------
Total                               1,809,969               4,683,294
================================================================================



CARRYING AMOUNT                                   (IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------
                                   DECEMBER 31, 1998       March 31, 1998
--------------------------------------------------------------------------------
Gas facilities revenue bonds           648,500                      -
General and refunding bonds                  -              1,286,000
Debentures                                   -              2,270,000
Authority financing notes               24,880                940,555
Promissory notes                     1,044,902                      -
--------------------------------------------------------------------------------
Total                                1,718,282              4,496,555

================================================================================

At December 31, 1998, THEC's $100 million 8.625% Senior Subordinated Notes due 2008 had a fair market value of $98 million. All other THEC debt and other subsidiary debt is carried at an amount approximating fair value because interest rates are based on current market rates. All other financial instruments included in the Consolidated Balance Sheet are stated at amounts that approximate fair values.

DERIVATIVE FINANCIAL INSTRUMENTS: The Company's utility, marketing and gas exploration and production subsidiaries employ derivative financial instruments, such as natural gas and oil futures, options and swaps, for the purpose of hedging exposure to commodity price risk.

Utility tariffs applicable to certain large-volume customers permit gas to be sold at prices established monthly within a specified range expressed as a percentage of prevailing alternate fuel oil prices. The Company uses standard New York Mercantile Exchange ("NYMEX") futures contracts to fix profit margins on specified portions of the sales to this market in line with pricing objectives. Implementation of the strategy involves establishment of long (buy) positions in gas futures contracts with offsetting short (sell) positions in oil futures contracts of equivalent energy value. The long gas futures position follows, generally within a range of 80% to 120%, the cost of gas to serve this market while the short oil futures position correspondingly replicates, within the same range, the selling price of gas.

KeySpan Energy Services ("KES"), the Company's gas and electric marketing subsidiary, sells gas at fixed annual rates and utilizes standard NYMEX futures contracts and swaps to fix profit margins. In the swap instruments, which are employed to hedge exposure to basis risk, KES pays the other parties the amount by which the floating variable price (settlement price) is below the fixed price and receives the amount by which the settlement price exceeds the fixed price.

THEC utilizes derivative commodity instruments to hedge future sales prices on a portion of its natural gas production to achieve a more predictable cash flow, as well as to reduce its exposure to adverse price fluctuations of natural gas. Hedging instruments used include swaps, collars and options. With respect to any particular swap transaction, the counter party is required to make a payment to THEC in the event that the settlement price for any settlement period is less than the swap price for such transaction, and THEC is required to make payment to the counter party in the event that the settlement price for any settlement period is greater than the swap price for such transaction. For any particular collar transaction, the counter party is required to make a payment to THEC if the settlement price for any settlement period is below the floor price for such transaction, and THEC is required to make payment to the counter party if the settlement price for any settlement period is above the ceiling price for such transaction. For any particular floor transaction, the counter party is required to make a payment to THEC if the settlement price for any settlement period is below the floor price for such transaction. THEC is not required to make any payment in connection with a floor transaction. For option contracts, THEC has the option, but not the obligation, to buy contracts up to the day before the last trading day for that NYMEX contract.

The following table summarizes the notional amounts and related fair values of the derivative financial instrument positions outstanding at December 31, 1998. Fair values are based on quotes for the same or similar instruments.



----------------------------------------------------------------------------------------------
 Gas: Type of    Fiscal Year of    Fixed Price Per     Volume         Notional
   Contracts        Maturity            Mcf            (Mcf)          Amount        Fair Value
---------------    -----------    -------------    -----------     -----------    ------------
                                                                    (In Thousands of Dollars)
Futures             1999/2000      $1.90-$2.55      12,270,000         $28,295         $24,190

Collars               1999
  Ceiling                             $2.90            280,000            $812               -
  Floor                               $2.40            280,000            $672            $126

Swaps                 1999            $2.50            755,000          $1,887            $534


----------------------------------------------------------------------------------------------
 Oil: Type of    Fiscal Year of   Fixed Price Per     Volume         Notional
   Contracts        Maturity         Gallon          (Gallons)        Amount        Fair Value
---------------    -----------    -------------    -----------     -----------    ------------
                                                                    (In Thousands of Dollars)

Futures               1999         $0.56-$0.58       4,284,000            $476          $1,474
----------------------------------------------------------------------------------------------

As of December 31, 1998, no futures contract extended beyond May 2000. Margin deposits with brokers at December 31, 1998 of $10.7 million were recorded in Other in the Current Assets section of the Consolidated Balance Sheet. Deferred losses on closed positions were $4.0 million at December 31, 1998. Such deferrals are generally recorded in net income within one month.

The  Company's  subsidiaries  are  exposed  to  credit  risk  in  the  event  of nonperformance by counter parties to derivative contracts, as well as nonperformance by the counter parties of the transactions against which they are hedged. The Company believes that the credit risk related to the futures, options and swap contracts is no greater than that associated with the primary contracts which they hedge, as these contracts are with major investment grade financial institutions, and that elimination of the price risk lowers overall business risk.

In addition to the derivative instruments discussed above, at December 31, 1998, THEC had one interest rate swap agreement to exchange the differential between a fixed rate of 6.025% and a market LIBOR rate using an aggregate notional principal of $30.0 million over various 90-day periods from November 1998 through November 1999.

LEGAL MATTERS: From time to time, the Company is subject to various legal proceedings arising out of the ordinary course of its business. Except as described below, the Company does not consider any of such proceedings to be material to its business or likely to result in a material adverse effect on its results of operations or financial condition.

Subsequent to the LIPA Transaction and KeySpan Acquisition, former shareholders of LILCO commenced 13 class action lawsuits in the New York State Supreme Court, Nassau County, against each of the former officers and directors of LILCO and the Company. These actions were consolidated in August 1998. The consolidated action alleges that in connection with certain payments LILCO had determined were payable in connection with the LIPA Transaction and KeySpan Acquisition to LILCO's chairman, and to former officers of LILCO ("Payments"): (i) the named defendants breached their fiduciary duty owed to LILCO and KSE former and/or current Company shareholders as a result of the Payments; (ii) the named defendants intended to defraud such shareholders by means of manipulative, deceptive and wrongful conduct, including materially inaccurate and incomplete news reports and filings with the Securities and Exchange Commission ("SEC"); and (iii) the named defendants recklessly and/or negligently failed to disclose material facts associated with the Payments.

In addition, three shareholder derivative actions have been commenced pursuant to which such shareholders seek the return of the Payments or damages resulting from among other things, an alleged breach of fiduciary duty on the part of the former LILCO officers and directors. One action was brought on behalf of LILCO in federal court. The Company moved to dismiss this action in September 1998. The other two actions were brought on behalf of the Company in New York State Supreme Court, Nassau County. In one of these state court actions, the Company's directors and the recipients of the Payments are also named as defendants.

Finally, two class action securities suits were filed in federal court alleging that certain officers and directors of LILCO violated the federal securities laws by failing to properly disclose that the LIPA Transaction and KeySpan Acquisition would trigger the Payments. These actions were consolidated in October 1998.

On March 17, 1999, the Company signed a Memorandum of Understanding to settle the above-referenced actions, except the federal court derivative action, in exchange for (i) $7.9 million to be distributed (less plaintiffs' attorneys fees) to former LILCO and KSE shareholders and (ii) the Company's agreement to implement certain corporate governance and executive compensation procedures. The entire $7.9 million settlement commitment will be funded from insurance. The parties intend to submit the settlement to the Nassau County Supreme Court for its review and approval. If that Court approves the settlement, the parties will then make an application to the federal court for an order and final judgment, dismissing the three federal court actions, including the federal court derivative action, based, among other things, on the binding effect of the state court judgment.

In addition to the above mentioned actions, a class action lawsuit has also been filed in the New York State Supreme Court, Suffolk County, by the County of Suffolk against LILCO's former officers and/or directors. The County of Suffolk alleges that the Payments were improper, and seeks to recover the Payments for the benefit of Suffolk County ratepayers. The Company moved to consolidate this action with the above-mentioned consolidated action in October 1998.

In October 1998, the County of Suffolk and the Towns of Huntington and Babylon commenced an action against LIPA, the Company, the NYPSC and others in the United States District Court for the Eastern District of New York (the "Huntington Lawsuit"). The Huntington Lawsuit alleges, among other things, that LILCO ratepayers (i) have a property right to receive or share in the alleged capital gain that resulted from the transaction with LIPA (which gain is alleged to be at least $1 billion); and (ii) that LILCO was required to refund to ratepayers the amount of a Shoreham-related deferred tax reserve (alleged to be at least $800 million) carried on the books of LILCO at the consummation of the LIPA Transaction. In December 1998, the plaintiffs amended their complaint. The amended complaint contains allegations relating to the Payments and adds the recipients of the Payments as defendants. In January 1999, the Company was served with the amended complaint.

Finally, certain other proceedings have been commenced relating to the Payments and disclosures made by LILCO with respect thereto. These proceedings include investigations by the New York State Attorney General, the NYPSC and LIPA, joint hearings conducted by two committees of the New York State Assembly, and an informal, non-public inquiry by the SEC. In December 1998, the Company settled with LIPA and the NYPSC. The agreement included a payment of $5.2 million by the Company to LIPA that will be used by LIPA to supply postage-paid bill return envelopes to customers for the next three years. The Company also agreed to fully reimburse and indemnify LIPA for costs incurred by LIPA, amounting to approximately $765,000, for attorneys and other consultants involved in the investigation. Such amounts are not covered by insurance. The Company is cooperating fully with the investigations of the New York State Attorney General and the SEC. To date, no action has been taken either by the New York State Attorney General or the SEC.

At this time the Company is unable to determine the outcome of the ongoing proceedings, or any of the remaining lawsuits described above.

THE CLASS SETTLEMENT: The Class Settlement, which became effective in June 1989, resolved a civil lawsuit against LILCO brought under the federal Racketeer Influenced and Corrupt Organizations Act. The lawsuit, which the Class Settlement resolved, had alleged that LILCO made inadequate disclosures before the NYPSC concerning the construction and completion of nuclear generating facilities. The Class Settlement provided electric customers with rate reductions of $390.0 million that were being reflected as adjustments to their monthly electric bills over a ten-year period which began on June 1, 1990. Upon its effectiveness, a liability was recorded for the Class Settlement on a present value basis at $170.0 million. The Class Settlement obligation of approximately $75.0 million at December 31, 1998 reflects the present value of the remaining reductions to be refunded to customers. The reduction in the present value of this liability has been included in the accompanying Consolidated Income Statement. As a result of the LIPA Transaction, LIPA will reimburse the remaining balance to its electric customers as an adjustment to their monthly electric bills. The Company will then, in turn, reimburse LIPA on a monthly basis for such reductions on the customer's monthly bill. The Company remains ultimately obligated for the refund of the Class Settlement.

ENVIRONMENTAL MATTERS: The Company has recorded a $130.3 million liability associated with investigation and remedial obligations with respect to nine of the Company's former manufactured gas plants ("MGP"). Three of these MGP sites are associated with Brooklyn Union's operations or its predecessors; six MGP sites are associated with the operations of Brooklyn Union of Long Island or its predecessors. With respect to the former Brooklyn Union MGP sites, a total of $48.3 million has been accrued representing the best estimate of remedial costs for one site and the minimum range of an estimate for the investigation and/or remediation of the other sites. With respect to Brooklyn Union of Long Island MGP sites, a total of $82 million has been reserved as a minimum of an estimated range of costs for the six sites which will be investigated/remediated pursuant to upcoming Administrative Orders on Consent ("ACO's") with the New York State Department of Environmental Conservation ("DEC"). As the Company continues its investigations and makes remedial decisions pursuant to its ACO obligations, the environmental conditions at each site will be clarified and the Company's total remedial obligations are likely to be higher.

Under prior rate orders, the NYPSC has allowed recovery of investigation costs related to certain Brooklyn Union MGP sites. Therefore, at December 31, 1998, the Company had reflected a total remaining regulatory asset of approximately $100.5 million. The Company believes that current rate plans in effect provide for recovery of environmental costs.

NOTE 9. KSE AND SUBSIDIARIES

The following is the condensed consolidated statement of income for KSE and its subsidiaries for the eight months ended May 28, 1998. As a result of purchase accounting, such amounts have been excluded from the financial statements of the Company and are disclosed here for informational purposes. The financial statements for KSE's most recent fiscal year end were as of September 30, 1997.

                             KSE AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                  FOR THE PERIOD OCTOBER 1, 1997 - MAY 28, 1998
                           (In Thousands of Dollars)


                                             Eight Months Ended
                                                   May 28, 1998
          -----------------------------------------------------
          Operating revenues                       $  1,173,052
          Operating expenses                          1,029,981
          Operating income                              143,071
          Other income                                    7,385
          Interest charges                               30,495
          -----------------------------------------------------
          Income available for common stock       $     119,961
          -----------------------------------------------------
          Earnings per share                   $           2.35
          -----------------------------------------------------

Consolidated earnings for the eight months ended May 28, 1998 were $120.0 million, or $2.35 per share. Core utility operations contributed $136.7 million or $2.68 per share. THEC contributed $12.5 million or $0.24 per share to earnings, while Energy Related Investments had a loss of $6.2 million or $0.12 per share and Energy Related Services showed a loss of $6.5 million or $0.13 per share, reflecting the effect of various costs related to market development. Utility results reflected the favorable effect of gas heating sales during the prime heating months of November through April when total annual gas revenues are substantially realized. Losses are incurred for the period May through September and have not been reflected in these results. In addition, $16.5 million or $0.32 per share of primarily merger related expenses were recorded by KSE's administrative and service area and were not allocated to KSE's subsidiaries. Cash provided by operating activities for the eight months ended May 28, 1998 was $253.6 million and cash provided by financing activities was $5.5 million. For the eight months ended May 28, 1998 cash used in investing activities was $130.9 million and at May 28, 1998 KSE had cash and temporary cash investments of $165.2 million.

NOTE 10. BUSINESS SEGMENTS

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Company Information," requires the reporting of certain financial information by business segments. The Company has six reportable segments: Gas Distribution, Electric Services, Gas Exploration and Production, Energy Related Investments, Energy Related Services and Other. The Gas Distribution reportable segment consists of the two gas distribution companies serving customers in the New York City boroughs of Brooklyn, Staten Island and Queens and the Long Island counties of Nassau and Suffolk. The Electric Services reportable segment consists of subsidiaries that own and operate oil and gas fired generating plants, and through long term contracts, manage the electric T&D system, the fuel and electric purchases, and the off-system sales for LIPA. The Gas Exploration and Production reportable segment, consisting of THEC, is engaged in gas and oil exploration and production, and the development and acquisition of domestic natural gas and oil properties. Subsidiaries included in the Energy Related Investments segment have investments in natural gas pipelines, midstream natural gas processing and gathering facilities and gas storage facilities. The Energy Related Services segment consists of subsidiaries that primarily provide gas and electric marketing and related energy systems installation, appliance service contracts and management services to customers primarily in the New York City metropolitan area. The Other reportable segment represents unallocated administrative expenses of the Company.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company's reportable segments are strategic business units that are managed separately because of their different operating and regulatory environments. The reportable segment information is as follows:



                                                                    Energy       Energy
                         Gas         Electric    Gas Exploration     Related      Related                Reconciling
                     Distribution    Services    and Production    Investments    Services    Other      Eliminations   Consolidated
                     ---------------------------------------------------------------------------------------------------------------
9 MONTHS ENDED                                                                                             (IN THOUSANDS OF DOLLARS)
DECEMBER 31, 1998

Revenues                  851,656       753,636        70,812         117        62,435       171,414        (188,218)     1,721,852

Depreciation and
amortization               57,351        45,900       177,114         216         1,117        13,166               -        294,864

Interest income                 -             -             -           -             -        49,200               -         49,200

Interest expense           60,678        69,953         3,870           -             -        58,682         (54,468)       138,715

Income (loss) before
special charges             8,582        57,119         2,218      (4,186)       (3,708)        2,959               -        62,984*

Loss from equity method
subsidiaries                    -             -             -      (5,842)            -             -               -        (5,842)

Total assets            3,919,311     1,456,094       569,454     428,746       116,940    12,151,745     (11,747,188)     6,895,102

Investment in equity
method subsidiaries             -             -             -     341,346             -             -               -        341,346

Capital expenditures      128,405        54,090       182,729     231,791        28,421        51,127               -        676,563


          *Excludes special charges of $258.5 million after-tax. See Note 11 - Costs Related to the LIPA Transaction ges. and Special Charges.

          Electric Services revenues from LIPA, its only customer, of $408.3 million for the nine months ended December 31, 1998 represents approximately 24% of the Company's consolidated revenue during that period.

          Reconciling  items  include  intercompany  revenues  and  intercompany
          interest  expense  and  the  elimination  of  intercompany   ownership
          interests within the affiliated entities.


                                                                  Energy       Energy
                         Gas        Electric   Gas Exploration    Related      Related                    Reconciling
                     Distribution   Services   and Production   Investments    Services       Other       Eliminations  Consolidated
                     ---------------------------------------------------------------------------------------------------------------
12 MONTHS ENDED                                                                                            (IN THOUSANDS OF DOLLARS)
MARCH 31, 1998

Revenues                  645,659     2,478,435             -           -             -             -               -      3,124,094

Depreciation and
amortization               38,584       131,186             -           -             -             -               -        169,770

Interest expense           52,409       352,064             -           -             -             -               -        404,473

Net income                 33,815       276,612             -           -             -             -               -        310,427

Total assets            1,444,745    10,455,980             -           -             -             -               -     11,900,725

Capital expenditures       78,897       218,333             -           -             -             -               -        297,230

                                                                        Energy       Energy
                         Gas        Electric       Gas Exploration     Related      Related               Reconciling
                     Distribution   Services        and Production    Investments    Services    Other    Eliminations  Consolidated
                     ---------------------------------------------------------------------------------------------------------------
3 MONTHS ENDED                                                                                             (IN THOUSANDS OF DOLLARS)
MARCH 31, 1997

Revenues                  293,391       557,791             -           -             -             -               -        851,182

Depreciation and
Amortization                7,827        31,993             -           -             -             -               -         39,820

Interest Expense           13,708        92,170             -           -             -             -               -        105,878

Net Income                 46,925        27,803             -           -             -             -               -         74,728

Total Assets            1,267,600    10,582,400             -           -             -             -               -     11,850,000

Capital Expenditures       15,804        46,675             -           -             -             -               -         62,479



                                                                      Energy       Energy
                         Gas            Electric   Gas Exploration     Related      Related              Reconciling
                     Distribution       Services   and Production    Investments    Services    Other    Eliminations   Consolidated
                     ---------------------------------------------------------------------------------------------------------------
12 MONTHS ENDED                                                                                            (IN THOUSANDS OF DOLLARS)
DECEMBER 31, 1996

Revenues                  684,260     2,466,435             -           -             -             -               -      3,150,695

Depreciation and
amortization               43,147       128,534             -           -             -             -               -        171,681

Interest expense           54,811       392,818             -           -             -             -               -        447,629

Net income                 38,471       225,777             -           -             -             -               -        264,248

Total assets            1,460,600    10,749,400             -           -             -             -               -     12,210,000

Capital expenditures       76,938       214,680             -           -             -             -               -        291,618

NOTE 11. COSTS RELATED TO THE LIPA TRANSACTION AND SPECIAL CHARGES

Special charges for the nine months ended December 31, 1998 were $258.5 million after-tax. These charges reflected, in part, non-recurring charges associated with the LIPA Transaction of $107.9 million after-tax. Costs relating to the LIPA Transaction principally reflected taxes associated with the sale of assets (the "Transferred Assets") to the Company by LIPA; the write-off of certain regulatory assets that were no longer recoverable under various LIPA agreements; and other transaction costs incurred to consummate the LIPA Transaction. These charges were offset, in part, by tax benefits relating to the deferred federal income taxes necessary to account for the difference between the carryover basis of the Transferred Assets for financial reporting purposes and the new increased tax basis of the assets, and tax benefits recognized on the funding of post-employment benefits for employees of the successor company.


Further, the Company incurred charges related to the KeySpan Acquisition of $83.5 million after-tax. These charges reflected a $42.0 million after-tax charge for an early retirement program initiated by the Company in December 1998 in which approximately 600 employees participated, and a $41.5 million after-tax charge for the write-off of a customer billing system that was in development. Also, in December 1998, the Company made a $20.0 million donation ($13.0 million after-tax) to establish the KeySpan Foundation, a not-for-profit philanthropic foundation that will make donations to local charitable community organizations.

Special charges also reflected an after-tax impairment charge of $54.1 million, which represented the Company's share of the impairment charge, recorded by the Company's gas and oil exploration and production subsidiary to reduce the value of its proved gas reserves in accordance with the asset ceiling test limitations of the Securities and Exchange Commission applicable to gas exploration and development operations accounted for under the full cost method.

NOTE 12. SUPPLEMENTAL DISCLOSURE OF KSE AND SUBSIDIARIES (UNAUDITED)

For the twelve months ended December 31, 1998 net income of the consolidated entities comprising KSE was $12.5 million compared to $126.3 million for the 1997 corresponding period. Net income in 1998 was affected by rate reductions to gas utility customers; significantly warmer than normal weather during the period; certain special charges associated with the KeySpan Acquisition of $23.5 million after-tax, including charges associated with the early retirement program; and an impairment charge of $54.1 million after-tax to reduce the value of proved gas reserves. Energy Related Investment earnings for the twelve months ended December 31, 1997 reflected the sale of certain subsidiary properties for $15.2 million after-tax. Consolidated net income together with the effect of special charges, is set forth in the following table:

KSE AND SUBSIDIARIES

                                Twelve Months       Twelve Months
Results of Operations               Ended               Ended
(In Thousands of Dollars)      December 31, 1998  December 31, 1997
------------------------------ ---------------- -----------------
Gas Distribution                        $99,406           $93,205
Gas Exploration and Production            8,995            15,774
Energy Related Investments               (6,098)           21,669
Energy Related Services                  (9,119)           (3,896)
Other                                    (3,136)             (487)
Income before special charges            90,048           126,265
Special charges                         (77,591)                -
------------------------------ ---------------- -----------------
Consolidated net income                 $12,457          $126,265
============================== ================ =================

Earnings from Gas Distribution operations for the twelve months ended December 31, 1998 were impacted by synergy savings-related rate reductions of $23.9 million effective May 29, 1998. Brooklyn Union core customers have received the benefits of these reductions before actual savings could be achieved. Moreover, in 1998 results were affected by significantly warmer than normal weather. Weather was 18% warmer than normal in 1998 as compared to normal weather experienced in 1997. The effects of weather on Gas Distribution revenues is largely mitigated by the weather normalization adjustment included in Brooklyn Union's tariff; nevertheless, significant fluctuations in normal weather will affect revenues collected from heating customers. The effects of the rate reduction and the significantly warmer winter heating season reduced net revenues, revenues less gas costs, by $24.2 million for the twelve months ended December 31, 1998 as compared to the corresponding period last year.

The aforementioned variations in net revenues were totally offset by cost reduction measures and re-engineering processes employed by KSE during the past few years. Further, operation and maintenance expense was lower in 1998 due to the exceptionally warm weather experienced. Earnings from gas utility operations provided an equity return, including discrete incentives, of 13.6% for the rate year ending September 30, 1998 as compared to 13.5% for the rate year ending September 30, 1997.

Earnings from Gas Exploration and Production activities in 1998 and 1997 reflected the continued expansion of operations, primarily in Texas and the Gulf of Mexico, by THEC. Earnings in 1998, however, were significantly affected by low gas production prices. Included in special charges above, is an after-tax charge of $54.1 million representing the Company's share of an impairment charge recorded by THEC to reduce the value of its investment in proved gas reserves in accordance with the asset ceiling test limitations of the Securities and Exchange Commission.

Revenues from gas production activities increased in 1998 as compared to 1997 by approximately 9% due primarily to the continued development of additional natural gas properties acquired by THEC during the past three years. The benefits derived from increased production levels, however, were partially offset, by decreases in average realized prices. In 1998, production was 62.8 billion cubic feet (BCFe), or 11.5 BCFe above the level of production last year. In 1998, wellhead prices averaged $1.96 per MCF compared with $2.45 per MCF in 1997. The effective price realized (average wellhead price received for production including recognized hedging gains and losses) was $2.02 per MCF in 1998 compared with $2.25 per MCF in 1997. Further, operating expenses, including, depreciation, depletion and amortization expense, increased by approximately 30% for the year ended December 31, 1998 as compared with the year ended December 31, 1997 due primarily to increased production activity.

Earnings from the Energy Related Investments segment consists of results from the Company's 20% interest in the Iroquois Gas Transmission System LP , investments in The Premier Transco Pipeline and Phoenix Natural Gas in Northern Ireland and investments in midstream natural gas assets in Western Canada owned jointly with Gulf Canada Resources Limited. Results from these investments, for the year ended December 31, 1998, reflected the start-up nature of their operations, while results relating to the investment in the Iroquois Gas Transmission System for 1998 and 1997 were consistent with management's expectations and reflected after-tax earnings of $6.5 million. The Company completed its acquisition of midstream natural gas assets in Western Canada in

December 1998, and therefore, earnings from this investment will begin to be realized in fiscal year 1999. Results also reflected costs to settle certain contracts associated with the sale of the Company's domestic cogeneration investments and fuel management operations, which took place in 1997. Earnings in 1997 primarily reflected the sale of certain Canadian properties and the sale of domestic cogeneration investments and fuel management operations.

Subsidiaries comprising the Energy Related Services segment incurred losses for the past two years reflecting the start-up nature of their operations. Included in this business segment are operations which market gas and electricity and arrange transportation and related services, largely to retail customers, including those served by the Company's gas distribution subsidiaries. In addition, these subsidiaries provide a variety of technical and maintenance services to customers that operate commercial and industrial facilities and provide appliance repair service to residential customers, all located within the New York City metropolitan area. During the past two years, the Company has acquired an engineering firm, and major heating, ventilation and air conditioning contractors and has integrated these operations into its strategies for future growth.

Results from the Other segment reflected certain costs associated with corporate and administrative functions that were not allocated to various business segments.

NOTE 13.  DISAGGREGATED CONDENSED BALANCE SHEET (UNAUDITED)

Set forth below is LILCO's condensed balanced sheet at May 28, 1998, which has been disaggregated to reflect the effects of the LIPA Transaction. The assets, capitalization and liabilities attributable to KeySpan subsidiaries represent LILCO's transfer of its gas and generation business to KeySpan subsidiaries. The assets, capitalization and liabilities attributable to LIPA represent those items that have been acquired or assumed by LIPA through its acquisition of LILCO's common stock. All such amounts exclude the proceeds from the sale of common stock to LIPA. For a further discussion of the LIPA Transaction, see Note 2, "Sale of LILCO Assets, Acquisition of KeySpan Energy Corporation and Transfer of Assets and Liabilities to the Company."


                                                            (In Millions of Dollars)
------------------------------------------------------------------------------------
                                                    Allocation of Assets/Liabilities
                                                    --------------------------------
                                                         KeySpan
                                         LILCO        Subsidiaries       LIPA
------------------------------------------------------------------------------------
ASSETS
Total net utility plant                 $   3,853.6    $     1,798.0    $   2,055.6
------------------------------------------------------------------------------------
Regulatory assets
  Shoreham related                           4,692.4             -          4,692.4
  Regulatory tax asset                       1,660.9             -          1,660.9
  Other                                        681.4           445.9          235.5
------------------------------------------------------------------------------------
Total regulatory assets                      7,034.7           445.9        6,588.8
Nonutility property and other investments       52.1            33.1           19.0
Current assets                               1,083.1           397.0          686.1
Deferred charges                                87.2            33.2           54.0
------------------------------------------------------------------------------------
Total assets                            $   12,110.7   $     2,707.     $   9,403.5
====================================================================================

CAPITALIZATION AND LIABILITIES
Capitalization
  Long-term debt, including current
       maturities                       $    4,383.1   $        24.4    $    4,358.7
  Promissory notes                               -           1,047.9       (1,047.9)
  Preferred stock, including current           659.6           438.0          221.6
       maturities
  Common shareholders' equity           $    2,682.6           181.8        2,500.8
------------------------------------------------------------------------------------
Total capitalization                         7,725.3         1,692.1        6,033.2
Regulatory liabilities                         380.7            68.4          312.3
Current liabilities                          1,103.8           752.3          351.5
Deferred credits                             2,708.7             1.5        2,707.2
Operating reserves                             192.2           192.9          ( 0.7)
------------------------------------------------------------------------------------
Total capitalization and liabilities    $   12,110.7   $     2,707.2    $   9,403.5
====================================================================================

Note 14.  Supplemental Gas and Oil Disclosures (Unaudited)

This information includes amounts attributable to a 36% minority interest in THEC at December 31, 1998 and a 34% minority interest in 1997 and 1996. Gas and oil operations, and reserves, were predominantly located in the United States in all years.


CAPITALIZED COSTS RELATING TO GAS AND OIL PRODUCING ACTIVITIES
-----------------------------------------------------------------------------------------------------------
At December 31,                                                                    1998                1997
-----------------------------------------------------------------------------------------------------------
                                                                      (In Thousands of Dollars)
Unproved properties not being amortized                                        $145,317            $104,075
Properties being amortized - productive and nonproductive                       828,168             566,868
-----------------------------------------------------------------------------------------------------------
Total capitalized costs                                                         973,485             670,943
Accumulated depletion                                                          (438,974)           (229,776)
-----------------------------------------------------------------------------------------------------------
  Net capitalized costs                                                        $534,511            $441,167
-----------------------------------------------------------------------------------------------------------

The following is a break-out of the costs (in thousands of dollars) which are excluded from the amortization calculation as of December 31, 1998, by year of acquisition: 1998 - $68,931 1997 - $34,259 and prior years $42,127 . The Company cannot accurately predict when these costs will be included in the amortization base, but it is expected that these costs will be evaluated within the next five years.

COSTS INCURRED IN PROPERTY ACQUISITION, EXPLORATION AND DEVELOPMENT ACTIVITIES
---------------------------------------------------------------------------------------------------
Year Ended December 31,                              1998                 1997                1996
---------------------------------------------------------------------------------------------------
                                     (In Thousands of Dollars)
Acquisition of properties-
  Unproved properties                             $33,803              $16,613             $23,317
  Proved properties                               162,083               24,007              94,774
Exploration                                        55,611               44,119              27,398
Development                                        51,046               59,244              31,243
---------------------------------------------------------------------------------------------------
Total costs incurred                             $302,543             $143,983            $176,732
---------------------------------------------------------------------------------------------------


RESULTS OF OPERATIONS FROM GAS AND OIL PRODUCING ACTIVITIES
-----------------------------------------------------------------------------------------------------------
Year Ended December 31,                                      1998                 1997                1996
-----------------------------------------------------------------------------------------------------------
                                             (In Thousands of Dollars)
Revenues from gas and oil
  producing activities-
Sales to unaffiliated parties                            $127,124             $116,349             $64,864
----------------------------------------------------------------------------------------------------------
Revenues                                                  127,124              116,349              64,864
----------------------------------------------------------------------------------------------------------
Production and lifting costs                               21,166               18,379              12,201
Depletion                                                 209,838               59,081              33,732
----------------------------------------------------------------------------------------------------------
Total expenses                                            231,004               77,460              45,933
----------------------------------------------------------------------------------------------------------
Income before taxes                                      (103,880)              38,889              18,931
Income taxes                                              (37,410)              12,397               5,192
----------------------------------------------------------------------------------------------------------
Results of gas and oil producing
  activities (excluding corporate
  overhead and interest costs)                           ($66,470)             $26,492             $13,739
----------------------------------------------------------------------------------------------------------

The gas and oil reserves information is based on estimates of proved reserves attributable to THEC's interest as of December 31 for each of the years presented. These estimates principally were prepared by independent petroleum consultants. Proved reserves are estimated quantities of natural gas and crude oil which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.


The standardized measure of discounted future net cash flows was prepared by applying year-end prices of gas and oil to the proved reserves, except for those reserves devoted to future production that is hedged. Such reserves are priced at their respective hedged amounts. The standardized measure does not purport, nor should it be interpreted, to present the fair value of THEC's gas and oil reserves. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.



Reserve Quantity Information
Natural Gas (MMcf)
At December 31,                                                       1998                1997                   1996
---------------                                                       ----                ----                   ----
Proved reserves-
  Beginning of year                                                330,601             320,474                195,946
  Revisions of previous estimates                                   (4,656)            (18,743)                (8,665)
  Extensions and discoveries                                        67,272              75,651                 21,445
  Production                                                       (61,479)            (50,310)               (31,215)
  Purchases of reserves in place                                   139,994               3,778                143,688
  Sales of reserves in place                                        (1,285)               (249)                  (725)
Proved reserves-
  End of year                                                      470,447             330,601                320,474
Proved developed reserves-
  Beginning of year                                                256,632             236,544                162,784
  End of year                                                      369,931             256,632                236,544


Crude Oil, Condensate and Natural Gas Liquids (MBbls)
At December 31,                                                       1998                1997                   1996
---------------                                                       ----                ----                   ----
Proved reserves-
  beginning of year                                                  1,077               1,131                    889
  Revisions of previous estimates                                     (105)                (62)                  (157)
  Extensions and discoveries                                           249                 184                    198
  Production                                                          (225)               (171)                  (118)
  Purchases of reserves in place                                       665                   1                    361
  Sales of reserves in place                                           (11)                 (6)                   (42)
Proved reserves-
  end of year                                                        1,650               1,077                  1,131
Proved developed reserves-
  Beginning of year                                                    914               1,013                    774
  End of year                                                        1,498                 914                  1,013


Standardized Measure of Discounted Future Net Cash Flows Relating to
Proved Gas and Oil Reserves
At December 31,                                                       1998                1997
---------------                                                       ----                ----
                                                                      (In Thousands of Dollars)
Future cash flows                                                 $878,448            $781,336
Future costs-
  Production                                                      (153,567)           (135,437)
  Development                                                     (103,915)            (84,658)
Future net inflows
  before income tax                                                620,966             561,241
Future income taxes                                                (89,032)           (124,510)
Future net cash flows                                              531,934             436,731
10% discount factor                                               (135,874)           (121,351)
Standardized measure of
  discounted future net
  cash flows                                                      $396,060            $315,380




Changes in Standardized Measure of Discounted Future Net Cash Flows from
Proved Reserve Quantities
Year Ended December 31,                                               1998                1997                   1996
-----------------------                                               ----                ----                   ----
                                                                      (In Thousands of Dollars)
Standardized measure -
  beginning of year                                               $315,380            $452,582               $171,459
Sales and transfers, net of
  production costs                                                (105,958)            (97,968)               (52,663)
Net change in sales and
  transfer prices, net of
  production costs                                                (104,137)           (223,169)               145,385
Extensions and discoveries and
  improved recovery, net of
  related costs                                                     72,333             114,893                 46,616
Changes in estimated future
  development costs                                                 (6,656)            (20,499)               (14,068)
Development costs incurred
  during the period that reduced
  future development costs                                          15,891              16,154                 19,594
Revisions of quantity estimates                                     (4,982)            (23,156)               (19,132)
Accretion of discount                                               37,706              57,700                 20,652
Net change in income taxes                                          44,812              62,733                (89,353)
Net purchases of reserves in place                                 155,259               1,855                250,990
Changes in production rates
  (timing) and other                                               (23,588)            (25,745)               (26,898)
Standardized measure -
  end of year                                                     $396,060            $315,380               $452,582



AVERAGE SALES PRICES AND PRODUCTION COSTS PER UNIT
------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31,                                                          1998                1997              1996
------------------------------------------------------------------------------------------------------------------------------
    Natural gas ($/MCF)                                                          1.96                2.45              2.35

    Oil, condensate and natural gas liquid ($/Bbl)                              12.18               18.33             21.53

    Production cost per equivalent MCF ($)                                       0.26                0.28              0.34
------------------------------------------------------------------------------------------------------------------------------


ACREAGE
------------------------------------------------------------------------------------------------------------------------------
At December 31, 1998                                                                                Gross               Net
------------------------------------------------------------------------------------------------------------------------------
    Producing                                                                                     297,360           197,902
    Undeveloped                                                                                   317,049           282,822
------------------------------------------------------------------------------------------------------------------------------


NUMBER OF PRODUCING WELLS
------------------------------------------------------------------------------------------------------------------------------
At December 31, 1998                                                                                Gross               Net
------------------------------------------------------------------------------------------------------------------------------
    Gas wells                                                                                       1,239               803
    Oil wells                                                                                           8                 3
------------------------------------------------------------------------------------------------------------------------------


DRILLING ACTIVITY (Net)
------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31,                             1998                         1997                         1996
------------------------------------------------------------------------------------------------------------------------------
                                       Producing     Dry   Total   Producing      Dry   Total   Producing      Dry    Total
------------------------------------------------------------------------------------------------------------------------------
    Net developmental wells                 19.2     4.6    23.8        29.3      8.5    37.8         7.0      1.0      8.0
    Net exploratory wells                    1.6     4.2     5.8         3.8      2.9     6.7         4.3      4.4      8.7
------------------------------------------------------------------------------------------------------------------------------



WELLS IN PROCESS
------------------------------------------------------------------------------------------------------------------------------
At December 31, 1998                                                                                Gross               Net
------------------------------------------------------------------------------------------------------------------------------
    Exploratory                                                                                       2.0               0.7
    Developmental                                                                                     3.0               0.6
------------------------------------------------------------------------------------------------------------------------------

          *Represents the cash price received which excludes the effect of any hedging transactions.

Supplementary Information (Unaudited)

Summary of Quarterly Information

The following is a table of financial data for each quarter of the Company's nine month period ended December 31, 1998.

                                (In Thousands of Dollars, Except Per Share Data)

                                   Quarter End    Quarter End    Quarter Ended
                                     6/30/98         9/30/98        12/31/98
--------------------------------------------------------------------------------
Operating revenues (a)               568,986         426,258         726,608

Operating income (loss)              184,236          (8,530)       (162,467)

Net income (loss)                     37,250         (17,656)       (186,527)(b)

Earnings (loss) for common stock      26,034         (26,350)       (195,221)

Basic and diluted earnings (loss)
     per common share   (c)             0.19           (0.17)          (1.34)

Dividends declared                      0.300  (d)      0.445          0.445
--------------------------------------------------------------------------------


(a)Includes revenues from various LIPA service agreements for the period May 29, 1998 through December 31, 1998 and electric distribution revenues for the period April 1, 1998 through May 28, 1998.

(b)Reflects the following after-tax charges: LIPA Transaction charges of $97.6 million; KeySpan Acquisition charges of $83.5 million; an impairment charge of $54.1 million to write-down the value of proved gas reserves; and a charge of $13.0 million to establish the KeySpan Foundation. (See Note 11 to the Consolidated Financial Statements,"Costs Related to the LIPA Transaction and Special Charges.")
(
c)Quarterly earnings per share are based on the average number of shares outstanding during the quarter. Because of the changing number of common shares outstanding in each quarter, the sum of quarterly earnings per share does not equal earnings per share for the year.

(d) Prorated portion for approximately two months of a dividend of $1.78 per share annually.


Summarized quarterly financial data of LILCO for 1998 and 1997

                                                        (In Thousands of Dollars, Except Per Share Data)
--------------------------------------------------------------------------------------------------------
                               3 Months Ended                       Fiscal Year Ended March 31, 1998
                               --------------                       --------------------------------
                                 3/31/97                    6/30/97     9/30/97    12/31/97      3/31/98
                                 -------                    -------     -------    --------      -------
Operating revenues               851,182                    664,488     852,408     779,622      827,576
Operating income                 190,001                    144,079     242,611     171,969      209,637
Net income                        87,697                     45,161     144,384      56,756      115,939
Earnings for common stock         74,728                    32,193      131,435      43,807      102,992
Basic and diluted earnings per       .62                       .26         1.09         .36          .85
   common share
========================================================================================================

REPORT OF ARTHUR ANDERSEN LLP, INDEPENDENT PUBLIC ACCOUNTANTS

To the  Shareholders  and Board of Directors  of  MarketSpan  Corporation  d/b/a
   KeySpan Energy:

We have audited the accompanying Consolidated Balance Sheet and Consolidated Statement of Capitalization of MarketSpan Corporation (a New York corporation) and subsidiaries as of December 31, 1998 and the related Consolidated Statements of Income, Retained Earnings and Cash Flows for the nine months ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and capitalization of MarketSpan Corporation and subsidiaries as of December 31, 1998 and the results of their operations and their cash flows for the nine months ended December 31, 1998, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 14 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



ARTHUR ANDERSEN LLP




February 12, 1999
New York, New York

REPORT OF ERNST & YOUNG LLP, INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Long Island Lighting Company:

We have audited the accompanying Balance Sheet of Long Island Lighting Company and the related Statement of Capitalization as of March 31, 1998 and the related Statements of Income, Retained Earnings and Cash Flows for the twelve months ended March 31, 1998, the three months ended March 31, 1997 and the year ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Long Island Lighting Company at March 31, 1998 and the results of its operations and its cash flows for the twelve months ended March 31, 1998, the three months ended March 31, 1997 and the year ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

During the year ended March 31, 1998 the Company changed its method of accounting for revenues provided for under the Rate Moderation Component.


ERNST & YOUNG LLP




May 22, 1998
Melville, New York

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           A definitive proxy statement is expected to be filed with the SEC on or about April 7, 1999 (the "Proxy Statement"). The information required by this item is set forth under the caption "Executive Officers of the Company" in Part I hereof and under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement, which information is incorporated herein by reference thereto.

ITEM 11.  EXECUTIVE COMPENSATION

           The information  required by this item is set forth under the caption
"Executive   Compensation"  in  the  Proxy  Statement,   which   information  is
incorporated herein by reference thereto.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The information required by this item is set forth under the captions "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the Proxy Statement, which information is incorporated herein by reference thereto.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information required by this item is set forth under the caption "Transactions with Management and Others" in the Proxy Statement, which information is incorporated herein by reference thereto.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1.    FINANCIAL STATEMENTS

           The following consolidated financial statements of the Company and its subsidiaries and report of independent accountants are filed as part of this
Report:

           Report of Independent Public Accountants
           Consolidated  Statement of Income for the nine months ended  December
                31, 1998, twelve months ended March 31, 1998, three months ended March 31, 1997 and year ended December 31, 1996
           Consolidated Statement of Retained Earnings for the nine months ended
                December 31, 1998, twelve months ended March 31, 1998, three months ended March 31, 1997 and year ended December 31, 1996
           Consolidated Balance Sheet at December 31, 1998 and March 31, 1998 Consolidated Statement of Capitalization at December 31, 1998 and
                March 31, 1998
           Consolidated  Statement  of Cash  Flows  for the  nine  months  ended
                December 31, 1998, twelve months ended March 31, 1998, three months ended March 31, 1997 and year ended December 31, 1996
           Notes to Consolidated Financial Statements

2.    FINANCIAL STATEMENTS SCHEDULES

           Consolidated Schedule of Valuation and Qualifying Accounts for the nine months ended December 31, 1998, the twelve months ended March 31, 1998, three months ended March 31, 1997 and the year ended December 31, 1996

           All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.    EXHIBITS

             Exhibits listed below which have been filed with the SEC pursuant to the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, and which were filed as noted below, are hereby incorporated by reference and made a part of this report with the same effect as if filed herewith.

      3.1 Certificate of Incorporation of the Company effective April 16, 1998, Amendment to Certificate of Incorporation of the Company effective May 26, 1998, and Amendment to Certificate of Incorporation of the Company effective June 1, 1998 (filed as
               Exhibit 3 to the Company's Form 10-Q for the quarterly period ended June 30, 1998)

      3.2 ByLaws of the Company In Effect on September 10, 1998, as amended (filed as Exhibit 3.1 to the Company's Form 8-K/A, Amendment No. 2, on September 29, 1998)

      4.1 Participation Agreements dated as of February 1, 1989, between NYSERDA and The Brooklyn Union Gas Company relating to the Adjustable Rate Gas Facilities Revenue Bonds ("GFRBs") Series 1989A and Series 1989B (filed as Exhibit 4 to The Brooklyn Union Gas Company Form 10-K for the year ended September 30, 1989)

              Indenture of Trust, dated February 1, 1989, between NYSERDA and Manufacturers Hanover Trust Company, as Trustee, relating to the Adjustable Rate GFRBs Series 1989A and 1989B (filed as Exhibit 4 to the Brooklyn Union Gas Company Form 10-K for the year ended September 30, 1989)

      4.2 Participation Agreement, dated as of July 1, 1991, between NYSERDA and The Brooklyn Union Gas Company relating to the GFRBs Series 1991A and 1991B (filed as Exhibit 4 to The Brooklyn Union Gas Company Form 10-K for the year ended September 30, 1991)

              Indenture of Trust, dated as of July 1, 1991, between NYSERDA and Manufacturers Hanover Trust Company, as Trustee, relating to the GFRBs Series 1991A and 1991B (filed as Exhibit 4 to The Brooklyn Union Gas Company Form 10-K for the year ended September 30, 1991)

          4.3 First Supplemental Participation Agreement dated as of May 1, 1992 to Participation Agreement dated February 1, 1989 between NYSERDA and The Brooklyn Union Gas Company relating to Adjustable Rate GFRBs, Series 1989A & B (filed as Exhibit 4 to The Brooklyn Union Gas Company Form 10-K for the year ended September 30,
               1992)

              First  Supplemental  Trust  Indenture  dated as of May 1,  1992 to
              Trust Indenture dated February 1, 1989 between NYSERDA and Manufacturers Hanover Trust Company, as Trustee, relating to Adjustable Rate GFRBs, Series 1989A & B (filed as Exhibit 4 to The Brooklyn Union Gas Company Form 10-K for the year ended September 30, 1992)

      4.4 Participation Agreement, dated as of July 1, 1992, between NYSERDA and The Brooklyn Union Gas Company relating to the GFRBs Series 1993A and 1993B (filed as Exhibit 4 to The Brooklyn Union Gas Company Form 10-K for the year ended September 30, 1992)

              Indenture of Trust, dated as of July 1, 1992, between NYSERDA and Chemical Bank, as Trustee, relating to the GFRBs Series 1993A and 1993B (filed as Exhibit 4 to The Brooklyn Union Gas Company Form 10-K for the year ended September 30, 1992)

          4.5 First Supplemental Participation Agreement dated as of July 1, 1993 to Participation Agreement dated as of June 1, 1990, between NYSERDA and The Brooklyn Union Gas Company relating to GFRBs Series C (filed as Exhibit 4 to The Brooklyn Union Gas Company Form 10-K for the year ended September 30, 1993)

              First  Supplemental  Trust  Indenture  dated as of July 1, 1993 to
              Trust Indenture dated as of June 1, 1990 between NYSERDA and Chemical Bank, as Trustee, relating to GFRBs Series C (filed as
              Exhibit 4 to The Brooklyn Union Gas Company Form 10-K for the year ended September 30, 1993)

          4.6 Participation Agreement, dated July 15, 1993, between NYSERDA and Chemical Bank as Trustee, relating to the GFRBs Series D-1 1993 and Series D-2 1993 (filed as Exhibit 4 to The Brooklyn Union Gas Company Form S-8 Registration Statement No. 33-66182)

              Indenture of Trust, dated July 15, 1993, between NYSERDA and Chemical Bank as Trustee, relating to the GFRBs Series D-1 1993 and D-2 1993 (filed as Exhibit 4 to The Brooklyn Union Gas Company Form S-8 Registration Statement No. 33-66182)

      4.7 Participation Agreement, dated January 1, 1996, between NYSERDA and The Brooklyn Union Gas Company relating to GFRBs Series 1996 (filed as Exhibit 4 to The Brooklyn Union Gas Company Form 10-K for the year ended September 30, 1996)

              Indenture of Trust, dated January 1, 1996, between NYSERDA and Chemical Bank, as Trustee, relating to GFRBs Series 1996 (filed as
              Exhibit 4 to The Brooklyn Union Gas Company Form 10-K for the year ended September 30, 1996)

      4.8 Participation Agreement, dated as of January 1, 1997, between NYSERDA and The Brooklyn Union Gas Company relating to GFRBs 1997 Series A (filed as Exhibit 4 to KeySpan Energy Corporation Form 10-K for the year ended September 30, 1997)

              Indenture of Trust, dated January 1, 1997, between NYSERDA and Chase Manhattan Bank, as Trustee, relating to GFRBs 1997 Series A (filed as Exhibit 4 to KeySpan Energy Corporation Form 10-K for the year ended September 30, 1997)

      4.9 Indenture of Trust dated as of December 1, 1997 by and between New York State Energy Research and Development Authority (NYSERDA) and The Chase Manhattan Bank, as Trustee, relating to the 1997 Electric Facilities Revenue Bonds (EFRBs), Series A (filed as
              Exhibit 10(a) to the Company's Form 10-Q for the quarterly period ended September 30, 1998)

              Participation Agreement dated as of December 1, 1997 by and between NYSERDA and Long Island Lighting Company relating to the 1997 EFRBs, Series A (filed as Exhibit 10(a) to the Company's Form 10-Q for the quarterly period ended September 30, 1998)


      10.1 Agreeement of Lease between Forest City Jay Street Associates and The Brooklyn Union Gas Company dated September 15, 1988 (filed as an exhibit to The Brooklyn Union Gas Company Form 10-K for the year ended September 30, 1996)

      10.2 Stipulation of Settlement of federal Racketeer Influenced and Corrupt Organizations Act Class Action and False Claims Action dated as of February 27, 1989 among the attorneys for Long Island Lighting Company, the ratepayer class, the United States of America and the individual defendants named therein (filed as an exhibit to Long Island Lighting Company's Form 10-K for the year ended December 31, 1988)

      10.3 Credit Agreement dated as of July 2, 1996 among The Houston Exploration Company and Texas Commerce Bank National Association, as Agent, and the other Banks signatory thereto (filed as Exhibit
              10.16 to The Houston Exploration Company's Registration Statement on Form S-1 (Registration No. 333-4437))

      10.4 First Amendment, dated August 30, 1996, to the Credit Agreement among The Houston Exploration Company and Texas Commerce Bank National Association, as Agent, and the other Banks signatory thereto (filed as Exhibit 10.11 to The Houston Exploration Company's Annual Report on Form 10-K for the year ended December 31, 1997 (001-11899))


      *10.5 Employment Agreement effective as of January 1, 1997 by and between The Brooklyn Union Gas Company and David L. Phillips

      10.6 Agreement and Plan of Merger dated as of June 26, 1997 by and among BL Holding Corp., Long Island Lighting Company, Long Island Power Authority and LIPA Acquisition Corp. (filed as Annex D to Registration Statement on Form S-4, No. 333-30353 on June 30,
              1997)

      10.7 Management Services Agreement between Long Island Power Authority and Long Island Lighting Company dated as of June 26, 1997 (filed as Annex D to Registration Statement on Form S-4, No. 333-30353, on June 30, 1997)

      10.8 Power Supply Agreement between Long Island Lighting Company and Long Island Power Authority dated as of June 26, 1997 (filed as Annex D to Registration Statement on Form S-4, No. 333-30353, on June 30, 1997)

      10.9 Energy Management Agreement between Long Island Lighting Company and Long Island Power Authority dated as of June 26, 1997 (filed as Annex D to Registration Statement on Form S-4, No. 333-30353, on June 30, 1997)

      10.10 Amended and Restated Agreement and Plan of Exchange and Merger dated June 26, 1997 between The Brooklyn Union Gas Company and Long Island Lighting Company dated as of June 26, 1997 (filed as Annex A to Registration Statement on Form S-4, No. 333-30353, on June 30, 1997)

      10.11 Second Amendment, dated August 4, 1997, to the Credit Agreement among The Houston Exploration Company and Texas Commerce Bank National Association, as Agent, and the other Banks signatory thereto (filed as Exhibit 10.1 to The Houston Exploration Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 (File No. 001-11899)

      10.12 Amendment, Assignment and Assumption Agreement dated as of September 29, 1997 by and among The Brooklyn Union Gas Company, Long Island Lighting Company and KeySpan Energy Corporation (filed as Exhibit 2.5 to Schedule 13D by Long Island Lighting Company on October 24, 1997)

     *10.13 Employment  Agreement  dated as of December 5, 1997 between  KeySpan
             Energy Development Corporation and H. Neil Nichols

      10.14 Third Amendment to Credit Agreement among The Houston Exploration Company and Chase Bank of Texas National Association, dated February 12, 1998 (filed as Exhibit 10.1 to The Houston Exploration Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 001-11899))

      10.15 Indenture, dated as of March 2, 1998, between The Houston Exploration Company and The Bank of New York, as Trustee, with
              respect  to  the  8  5/8%  Senior   Subordinated  Notes  Due  2008
              (including form of 8 5/8% Senior Subordinated Note Due 2008) (filed as Exhibit 4.1 to The Houston Exploration Company's Registration Statement on Form S-4 (No. 333-50235))

      *10.16 Directors' Deferred Compensation Plan of MarketSpan Corporation d/b/a KeySpan Energy effective July 1, 1998


      10.17   Retirement   Agreement   between   the   Company  and  William  J.
              Catacosinos dated July 31, 1998 (filed as Exhibit 10 to the Company's Form 10-Q for the quarterly period ended June 30, 1998)

      *10.18   Corporate  Annual Incentive  Compensation  Plan effective as of
              September 10, 1998

      10.19 Employment Agreement dated September 10, 1998, between the Company and Robert B. Catell (filed as Exhibit 10(b) to the Company's Form 10-Q for the quarterly period ended September 30, 1998)

      *10.20 Senior Executive Change of Control Severance Plan effective as of October 30, 1998

      *10.21 Amendment to Employment Agreement effective as of October 30, 1998 by and between The Brooklyn Union Gas Company, KeySpan Energy Corporation, MarketSpan Corporation and David L. Phillips

      10.22 Subordination Agreement dated November 25, 1998 entered into by and among MarketSpan Corporation d/b/a KeySpan Energy, The Houston Exploration Company and Chase Bank of Texas, National Association (filed as Exhibit 10.30 to The Houston Exploration Company's Form 10-K for the year ended December 31, 1998))

      10.23 Subordinated Loan Agreement dated November 30, 1998 by and between The Houston Exploration Company and MarketSpan Corporation d/b/a KeySpan Energy (filed as Exhibit 10.31 to The Houston Exploration Company's Form 10-K for the year ended December 31, 1998))

      *21     Subsidiaries of the registrant

      *23.1   Consent of Arthur Andersen LLP, Independent Auditors

      *23.2   Consent of Ernst and Young LLP, Independent Auditors

     *24.1 Powers of Attorney executed by Directors and Officers of the Company

     *24.2 Certified copy of Resolution of Board of Directors authorizing signature pursuant to power of attorney

     *27 Financial Data Schedule on Schedule U-T for the fiscal year ended December 31, 1998

4.    REPORTS ON FORM 8-K

           None.

--------
*Filed herewith.


                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                                                                                                  (In Thousands of Dollars)
---------------------------------------------------------------------------------------------------------------------------
         Column A                           Column B                Column C                     Column D          Column E
---------------------------------------------------------------------------------------------------------------------------
                                                                   Additions
                                                            --------------------------
                                                                           Adjustment
                                           Balance at       Charged to   for the KeySpan                          Balance at
                                           beginning        costs and   Acquisition and                             end of
Description                                of period        expenses    LIPA Transaction      Deductions (1)        period
----------------------------------------------------------------------------------------------------------------------------
Nine months ended December 31, 1998
Deducted from asset accounts:
Allowance for doubtful accounts             $23,483       $11,064         $3,777               $18,298             $20,026

Twelve months ended March 31, 1998
Deducted from asset accounts:
Allowance for doubtful accounts             $23,675       $23,239           -                  $23,431             $23,483

Three months ended March 31, 1997
Deducted from asset accounts:
Allowance for doubtful accounts             $25,000        $4,821           -                   $6,146             $23,675

Year ended December 31, 1996
Deducted from asset accounts:
Allowance for doubtful accounts             $24,676       $23,119           -                  $22,795             $25,000

(1)  Uncollectible accounts written off, net of recoveries

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MARKETSPAN CORPORATION
                                   d/b/a KeySpan Energy



March 29, 1999                     By:  /s/ Craig G. Matthews
                                  ------------------------------------------
                                      Craig G. Matthews
                                      President and Chief Operating Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 1999.

                  *                    Chairman of the Board and Chief Executive
      ________________________         Officer (Principal executive officer)
          Robert B. Catell

                  *                    President and Chief Operating Officerpal
         /s/ Craig G. Matthews         (Principal financial officer)
         ----------------------
          Craig G. Matthews

                                       Vice President, Controller and
                                       Chief Accounting Officer
         /s/ Ronald S. Jendras         (Principal accounting officer)
         ----------------------
          Ronald S. Jendras

                  *                    Director
      ------------------------
         Lilyan H. Affinito

                  *                    Director
      ------------------------
         George Bugliarello

                  *                    Director
      ------------------------
           Howard R. Curd

                  *                    Director
      ------------------------
          Richard N. Daniel

                  *                    Director
      ------------------------
          Donald H. Elliott

                  *                    Director
      ------------------------
           Alan H. Fishman

                  *                    Director
      ------------------------
           James R. Jones

                  *                    Director
      ------------------------
         Stephen W. McKessy

                  *                    Director
      ------------------------
          Edward D. Miller

                  *                    Director
      ------------------------
          Basil A. Paterson

                  *                    Director
      ------------------------
          James Q. Riordan

                  *                    Director
      ------------------------
         Frederic V. Salerno

                  *                    Director
      ------------------------
            Vincent Tese



      By: /s/ Craig G. Mathews
      ------------------------
          Craig G. Matthews
          ATTORNEY-IN-FACT

*Such signature has been affixed pursuant to a Power of Attorney filed as an exhibit hereto and incorporated herein by reference thereto.