Form 10-Q
period 1999-03-31
MARKETSPAN CORP
filed 1999-05-14
CIK 1062379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   Form 10-Q
(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                  to

                         Commission file number 1-1416

                             MARKETSPAN CORPORATION
            (Exact name of Registrant as specified in its charter)

             New York                                    11-3431358
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)

175 East Old Country Road, Hicksville, New York                11801
One MetroTech Center, Brooklyn, New York                       11201
------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class of Common Stock                Outstanding at May 3, 1999
      $.01 par value                            141,349,252

                   MARKETSPAN CORPORATION AND SUBSIDIARIES

                                     INDEX


Part I. FINANCIAL INFORMATION                                    Page No.

Item I.     Financial Statements

            Condensed Consolidated Balance Sheet -
            March 31, 1999 and December 31, 1998                      3

            Condensed Consolidated Statement of Income -
            Three Months Ended March 31, 1999 and 1998                5

            Condensed Consolidated Statement of Cash Flows -
            Three Months Ended March 31,1999 and 1998                 6

            Notes to Condensed Consolidated Financial
            Statements                                                7

Item 2.     Management's Discussion and Analysis Of Financial
            Condition and Results of Operations                       16

Item 3.     Quantitative and Qualitative Disclosures
            About Market Risk                                         30

Part II.    OTHER INFORMATION

            Item 1 - Legal Proceedings                                30

            Item 6 - Exhibits and Reports on Form 8-K                 33


            Signature                                                 34

                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS OF DOLLARS)




                                                                     MARCH 31, 1999        DECEMBER 31, 1998
                                                                  --------------------    ------------------
                                                                     (UNAUDITED)              (AUDITED)
ASSETS

CURRENT ASSETS
  Cash and temporary cash investments                         $        951,338     $         942,776
  Customer accounts receivable                                         302,400               142,307
  Accrued revenues                                                     158,062               178,529
  Other accounts receivable                                            158,163               230,479
  Allowance for uncollectible accounts                                 (24,827)              (20,026)
  Special deposits                                                     120,826               145,684
  Gas in storage, at average cost                                       57,611               145,277
  Materials and supplies, at average cost                               59,038                74,193
  Other                                                                 66,283                72,818
                                                              -----------------    ------------------
                                                                     1,848,894             1,912,037
                                                              -----------------    ------------------

EQUITY INVESTMENTS                                                     349,353               341,346
                                                              -----------------    ------------------

PROPERTY
  Electric                                                           1,111,958             1,109,199
  Gas                                                                3,284,819             3,257,726
  Common                                                               347,597               345,007
  Accumulated depreciation                                          (1,506,594)           (1,480,038)
  Gas exploration and production, at cost                            1,029,673               994,104
  Accumulated depletion                                               (465,057)             (447,733)
                                                              -----------------    ------------------
                                                                     3,802,396             3,778,265
                                                              -----------------    ------------------

DEFERRED CHARGES
  Regulatory assets                                                    289,339               279,524
  Goodwill                                                             202,233               201,887
  Other                                                                383,916               382,043
                                                              -----------------    ------------------
                                                                       875,488               863,454
                                                              -----------------    ------------------
TOTAL ASSETS                                                  $      6,876,131     $       6,895,102
                                                              =================    ==================



See accompanying notes to the Condensed Consolidated Financial Statements.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS OF DOLLARS)



                                                                             MARCH 31, 1999       DECEMBER 31, 1998
                                                                         -------------------    --------------------
                                                                              (UNAUDITED)              (AUDITED)



LIABILITIES AND CAPITALIZATION

CURRENT LIABILITIES
  Current maturities of long-term debt                                   $           398,000     $       398,000
  Accounts payable and accrued expenses                                              453,299             519,288
  Dividends payable                                                                   66,095              66,232
  Taxes accrued                                                                       56,712              69,742
  Customer deposits                                                                   29,964              29,774
  Interest accrued                                                                    17,735              19,965
                                                                             ----------------    ----------------
                                                                                   1,021,805           1,103,001
                                                                             ----------------    ----------------

DEFERRED CREDITS AND OTHER LIABILITIES
  Regulatory liabilities                                                              26,521              53,137
  Deferred federal income tax                                                        107,526              71,549
  Pensions, claims & other reserves                                                  459,699             457,459
  Other                                                                               72,674              50,457
                                                                             ----------------    ----------------
                                                                                     666,420             632,602
                                                                             ----------------    ----------------

CAPITALIZATION
  Common stock, $.01 par value, authorized 450,000,000 shares;
     outstanding 142,745,254 and 144,628,654 shares,
     respectively, stated at                                                       2,973,388           2,973,388
  Retained earnings                                                                  545,272             474,188
  Accumulated foreign currency adjustment                                              2,358                (952)
  Treasury stock purchased                                                          (477,777)           (423,716)
                                                                             ----------------    ----------------
     Total common equity                                                           3,043,241           3,022,908
  Preferred stock                                                                    447,319             447,973
  Long-term debt                                                                   1,627,638           1,619,067
                                                                             ----------------    ----------------
                                                                                   5,118,198           5,089,948
                                                                             ----------------    ----------------

MINORITY INTEREST IN SUBSIDIARY COMPANY                                               69,708              69,551
                                                                             ----------------    ----------------
TOTAL LIABILITIES AND CAPITALIZATION                                     $         6,876,131     $      6,895,102
                                                                             ================    ================



See accompanying notes to the Condensed Consolidated Financial Statements.

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
               (IN THOUSANDS OF DOLLARS ,EXCEPT PER SHARE AMOUNTS)


                                                                               THREE MONTHS              Three Months
                                                                                   ENDED                     Ended
                                                                              MARCH 31, 1999            March 31, 1998
                                                                           ----------------------    ----------------------

REVENUES
Gas Distribution                                                        $                715,830  $                271,894
Gas Exploration and Production                                                            26,520                         -
Electric Services                                                                        174,537                         -
Electric Distribution                                                                          -                   555,682
Energy Related Services                                                                   41,432                         -
                                                                           ----------------------    ----------------------
Total Revenues                                                                           958,319                   827,576
                                                                           ----------------------    ----------------------

OPERATING EXPENSES
Purchased gas                                                                            311,254                   128,401
Fuel and purchased power                                                                       -                   166,024
Operations and maintenance                                                               243,082                   132,162
Depreciation, depletion and amortization                                                  58,186                    44,209
Electric regulatory amortizations                                                              -                   (39,870)
Operating taxes                                                                          103,893                   117,112
                                                                           ----------------------    ----------------------
Total Operating Expenses                                                                 716,415                   548,038
                                                                           ----------------------    ----------------------
OPERATING INCOME                                                                         241,904                   279,538
                                                                           ----------------------    ----------------------

OTHER INCOME AND (DEDUCTIONS)
Income from equity investments                                                             2,972                         -
Interest income                                                                           11,043                     3,714
Minority interest                                                                           (304)                        -
Other                                                                                      2,269                     3,620
                                                                           ----------------------    ----------------------
Total Other Income                                                                        15,980                     7,334
                                                                           ----------------------    ----------------------
INCOME BEFORE INTEREST CHARGES AND INCOME TAXES                                          257,884                   286,872
                                                                           ----------------------    ----------------------

INTEREST CHARGES                                                                          34,584                   100,027
                                                                           ----------------------    ----------------------

INCOME TAXES
     Current                                                                              46,646                    22,573
     Deferred                                                                             33,433                    48,333
                                                                           ----------------------    ----------------------
Total Income Taxes                                                                        80,079                    70,906
                                                                           ----------------------    ----------------------

NET INCOME                                                                               143,221                   115,939
Preferred stock dividend requirements                                                      8,689                    12,947
                                                                           ----------------------    ----------------------
EARNINGS FOR COMMON STOCK                                               $                134,532  $                102,992

Foreign Currency Adjustment                                                                3,310                         -

                                                                           ======================    ======================
COMPREHENSIVE INCOME                                                    $                137,842  $                102,992
                                                                           ======================    ======================

AVERAGE COMMON SHARES OUTSTANDING (000)                                                  142,981                   121,667

BASIC AND DILUTED EARNINGS PER COMMON SHARE                             $                   0.94  $                   0.85
                                                                           ======================    ======================


See accompanying notes to the Condensed Consolidated Financial Statements.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (IN THOUSANDS OF DOLLARS)


                                                                             THREE MONTHS              Three Months
                                                                                 ENDED                     Ended
                                                                            MARCH 31, 1999            March 31, 1998
                                                                         ----------------------    ----------------------
OPERATING ACTIVITIES

Net Income                                                            $                143,221  $                115,939
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
      CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
  Depreciation, depletion and amortization                                              58,186                    44,209
  Electric regulatory amortization                                                           -                   (39,870)
  Deferred income tax                                                                   33,433                    48,333
  Income from equity investments                                                        (2,972)                        -
  Dividends from equity investments                                                      4,296                         -
CHANGES IN ASSETS AND LIABILITIES
  Accounts receivable and accrued revenues                                             (67,635)                   (8,323)
  Materials and supplies, fuel oil and gas in storage                                  102,612                    70,624
  Accounts payable and accrued expenses                                                (85,303)                  (79,788)
  Interest accrued                                                                      (2,230)                  (11,180)
  Special deposits                                                                      24,858                   (28,359)
  Other                                                                                 (5,280)                   17,121
                                                                         ----------------------    ----------------------
Net Cash Provided by  Operating Activities                                             203,186                   128,706
                                                                         ----------------------    ----------------------

INVESTING ACTIVITIES

Capital expenditures                                                                   (86,331)                  (55,736)
Miscellaneous investment                                                                12,438                    (9,289)
                                                                         ----------------------    ----------------------
Net Cash Used in Investing Activities                                                  (73,893)                  (65,025)
                                                                         ----------------------    ----------------------

FINANCING ACTIVITIES

Proceeds from sale of common stock                                                           -                     4,554
Treasury stock purchased                                                               (54,061)                        -
Issuance of long-term debt                                                               7,000                         -
Preferred stock dividends paid                                                          (8,689)                  (12,947)
Common stock dividends paid                                                            (64,360)                  (54,032)
Other                                                                                     (621)                     (332)
                                                                         ----------------------    ----------------------
Net Cash Used in Financing Activities                                                 (120,731)                  (62,757)
                                                                         ----------------------    ----------------------
Net Increase in Cash and Cash Equivalents                                                8,562                       924
                                                                         ======================    ======================
Cash and cash equivalents at beginning of period                      $                942,776  $                179,995
Net Increase in cash and cash equivalents                                                8,562                       924
                                                                         ======================    ======================
Cash and Cash Equivalents at End of Period                            $                951,338  $                180,919
                                                                         ======================    ======================



See accompanying notes to the Condensed Consolidated Financial Statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    ORGANIZATION OF THE COMPANY

      MarketSpan Corporation, d/b/a KeySpan Energy(the "Company"), a New York corporation, is the successor to Long Island Lighting Company ("LILCO"), as a result of the transaction with the Long Island Power Authority ("LIPA")and following the acquisition of KeySpan Energy Corporation
      ("KSE"). The Company is a "predominately intrastate" public utility holding company exempt from most of the provisions of the Public Utility Holding Company Act of 1935, as amended.

      On May 28, 1998, the Company completed two business combinations as a result of which it (i) became the successor operator of the non-nuclear electric generating facilities, gas distribution operations and common plant formerly owned by LILCO and entered into long-term service agreements to operate the electric transmission and distribution ("T&D") system acquired by LIPA (the "LIPA Transaction"); and (ii) acquired KSE, the parent company of The Brooklyn Union Gas Company ("Brooklyn Union")(the "KeySpan Acquisition").

      With the exception of a small portion of Queens county, the Company's subsidiaries are the only providers of gas distribution services in the New York City counties of Kings, Richmond and Queens and the Long Island counties of Nassau and Suffolk. Brooklyn Union provides gas distribution services to customers in the New York City boroughs of Brooklyn, Queens and Staten Island, and KeySpan Gas East Corporation d/b/a Brooklyn Union of Long Island ("Brooklyn Union of Long Island"), a Company subsidiary, provides gas distribution services to customers in the Long Island counties of Nassau and Suffolk and the Rockaway Peninsula of Queens county.

      In addition, Company subsidiaries operate the electric T&D system owned by LIPA, sell capacity and energy to LIPA from the Company's generating facilities and manage fuel supplies for LIPA to fuel the Company's generating facilities through long-term service contracts that range from eight to fifteen years.

      In 1998, the Company's Board of Directors authorized filings to permit the Company to conduct its business under the name KeySpan Energy. The Company has asked its shareholders to approve, at its May 20, 1999 Annual Meeting of Shareholders, an amendment to its certificate of incorporation to formally change the name of the Company to KeySpan Corporation.


2.    BASIS OF PRESENTATION

      The financial statements presented herein reflect the consolidated statements of the Company. For financial reporting purposes, LILCO is deemed the acquiring company pursuant to a purchase accounting transaction in which KSE was acquired. Consequently, the financial statements presented herein reflect the results of operations of the consolidated Company for three months ended March 31, 1999 and of LILCO only for the three months ended March 31, 1998. Since the acquisition of KSE was accounted for as a purchase, purchase accounting adjustments, including goodwill, have been reflected in the financial statements included herein.

      In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1999, and the results of its operations for the three months ended March 31, 1999 and 1998, and cash flows for the three months ended March 31, 1999 and 1998. Certain reclassifications were made to conform prior period financial statements with the current period financial statement presentation. Other than as noted, adjustments were of a normal, recurring nature.

      As permitted by the rules and regulations of the Securities and Exchange Commission ("SEC"), the Condensed Consolidated Financial Statements do not include all of the accounting information normally included with financial statements prepared in accordance with generally accepted accounting principles. Accordingly, the Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for December 31, 1998.


3.   REVENUES

      The Gas Distribution segment of the Company is influenced by seasonal weather conditions. Annual gas revenues are substantially realized during the heating season (November 1 to April 30) as a result of the large proportion of heating sales, primarily residential, compared with total sales.

      Accordingly, results of operations for gas distribution operations historically are most favorable in the three months ended March 31, with results of operations being next most favorable in the three months ended December 31. Results for the quarter ended June 30 are marginally unprofitable, and losses are usually incurred in the quarter ended September 30.

      Gas Distribution subsidiaries operate under gas utility tariffs that contain a weather normalization adjustment that largely offsets shortfalls or excesses of firm net revenues (i.e., revenues less gas costs and revenue taxes) during a heating season due to variations from normal weather.

      Electric Services revenues are primarily derived from billings to LIPA for management of LIPA's T&D system, electric generation, and fuel management. (For a description of the various services agreements with LIPA see the Company's December 31, 1998 Form 10-K.)

      Prior to the LIPA Transaction, Electric Distribution revenues were comprised of cycle billings rendered to residential, commercial and industrial customers and the accrual of electric revenues for services rendered to customers not billed at month-end. In addition, LILCO's rate structure provided for a revenue reconciliation mechanism which eliminated the impact on earnings of electric sales that were above or below the levels reflected in rates.


4.   GAS EXPLORATION AND PRODUCTION

      The Houston Exploration Company ("THEC"), a 64% owned subsidiary of the Company which is engaged in gas and oil exploration and production, uses the full cost method of accounting for its investment in natural gas and oil properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of natural gas and oil reserves are capitalized into a "full cost pool". To the extent that such capitalized costs (net of accumulated depreciation, depletion and amortization) less deferred taxes, exceed the present value (using a 10% discount rate) of estimated future net cash flows from proved natural gas and oil reserves and the lower of cost or fair value of unproved properties, such excess costs are charged to operations.

      As of March 31, 1999, THEC estimates, using prices in effect as of such date, that the ceiling limitation imposed under full cost accounting rules exceeded actual capitalized costs.


5.    GOODWILL

      At March 31, 1999, the Company had recorded goodwill in the amount of $202.2 million, representing the excess of acquisition cost over the fair value of net assets acquired related to its purchases of certain consolidated subsidiaries. Goodwill is being amortized over 20 to 40 years. The Company has recorded goodwill of $177.0 million, net of accumulated amortization of $3.7 million relating to the KeySpan Acquisition.

      Further, certain subsidiaries own as their principal assets investments, including goodwill, representing ownership interests of 50% or less in energy-related businesses that are accounted for under the equity method. Goodwill, at March 31, 1999, was $51.8 million for certain investments in North America and Northern Ireland and has been recorded as a Deferred Debit in the consolidated financial statements. The amortization period for such goodwill is over 15 and 40 years, respectively.


6.    ENVIRONMENTAL MATTERS

      The Company has recorded a liability of approximately $130 million associated with investigation and remedial obligations with respect to nine of the Company's former manufactured gas plants ("MGP"). Three of these MGP sites are associated with Brooklyn Union's operations or its predecessors; six MGP sites are associated with the operations of Brooklyn Union of Long Island or its predecessors. With respect to the former Brooklyn Union MGP sites, a total of approximately $48 million has been accrued representing the best estimate of remedial costs for one site and the minimum range of an estimate for the investigation and/or remediation of the other sites. With respect to Brooklyn Union of Long Island MGP sites, a total of approximately $82 million has been accrued as a minimum of an estimated range of costs for the six sites which will be investigated/remediated pursuant to Administrative Orders on Consent ("ACO's") with the New York State Department of Environmental Conservation ("DEC"). Two ACO's were executed on March 31, 1999 for Brooklyn Union of Long Island MGP sites.

      One ACO addressed two MGP sites classified as "Class II Sites" on the State registry of inactive hazardous waste sites. The other ACO addressed the four other MGP sites. Both ACO's generally require Brooklyn Union of Long Island to investigate the condition of each site and conduct remediation activities depending on the results of the investigation. The investigation of the Class II listed sites will proceed first, to be followed by the investigation of the four other sites in three month intervals.

      Under prior rate orders, the Public Service Commission of the State of New York ("NYPSC") has allowed recovery of investigation costs related to certain Brooklyn Union MGP sites. Therefore, at March 31, 1999, the Company had reflected a total remaining regulatory asset of approximately $100 million. The Company believes that current rate plans in effect provide for recovery of environmental costs attributable to the Gas Distribution segment.


7.    REGULATORY ASSETS AND LIABILITIES

      The Company's regulated subsidiaries are subject to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation". Regulatory assets arise from the allocation of costs and revenues to accounting periods for utility ratemaking purposes differently from bases generally applied by nonregulated companies. Regulatory assets and liabilities are recognized in accordance with SFAS-71.

      The Company's regulatory assets of $289.3 million are primarily comprised of regulatory tax assets, costs associated with the KeySpan Acquisition, certain environmental remediation and investigation costs and postretirement benefits other than pensions. In the opinion of management, regulatory assets are fully recoverable in rates.

      In the event that the provisions of SFAS-71 were no longer applicable, the Company estimates that the related write-off of net regulatory assets (regulatory assets less regulatory liabilities) could result in a charge to net income of approximately $170.8 million, or approximately $1.19 per share of common stock, which would be classified as an extraordinary item.

8.    BUSINESS SEGMENTS

      The Company has six reportable segments: Gas Distribution, Electric Services, Gas Exploration and Production, Energy Related Investments, Energy Related Services and Other. The Gas Distribution segment consists of Brooklyn Union and Brooklyn Union of Long Island. The Electric Services segment consists of subsidiaries that own and operate oil and gas fired generating plants, and through long-term contracts, manage the electric T&D system, the fuel and electric purchases, and the off-system electric sales for LIPA. The Gas Exploration and Production reportable segment is engaged in gas and oil exploration and production, and the development and acquisition of domestic natural gas and oil properties. Subsidiaries included in the Energy Related Investments segment have investments in natural gas pipelines, midstream natural gas processing and gathering facilities and gas storage facilities. These subsidiaries are accounted for under the equity method since the Company's ownership interests are 50% or less. Accordingly, equity income from these investments is reflected in Other Income in the Condensed Consolidated Income Statement. The Energy Related Services segment consists of subsidiaries that primarily provide gas and electric marketing and related energy systems installation, appliance service contracts and management services to customers, primarily in the New York City metropolitan area. The Other segment primarily represents unallocated administrative expenses of the Company and earnings from the investment of proceeds from the LIPA Transaction.

      The accounting policies of the segments are the same as those used for the preparation of the Condensed Consolidated Financial Statements. The Company's segments are strategic business units that are managed separately because of their different operating and regulatory environments. As of March 31, 1999 the total assets of each reportable segment have not changed materially from those levels reported at December 31, 1998 except for the Gas Exploration and Production segment whose assets increased by $14.5 million due to the formation of KeySpan Exploration and Production LLC, a Company subsidiary engaged in a joint venture with THEC. Segment information is as follows:


THREE MONTHS ENDED MARCH 31, 1999                                                                   (In Thousands of Dollars)
------------------------------------------------------------------------------------------------------------------------------

                    Gas            Electric       Gas Exploration  Energy Related    Energy Related
                    Distribution   Services       and Production   Investments       Services          Other           Total
------------------------------------------------------------------------------------------------------------------------------
Revenue             $715,830    $  174,537           $   26,520     $          -     $    41,432     $     -       $ 958,319
------------------------------------------------------------------------------------------------------------------------------

Cost of Gas          311,254             -                    -                -               -           -         311,254

Operations and
  Maintenance         99,081        92,167                5,959            1,089          43,228       1,558         243,082

Depreciation
  Depletion &
 Amortization         24,255         9,928               17,057              332             769       5,845          58,186

Operating Taxes       72,453        28,991                   33                7               3       2,406         103,893

 Intercompany
  Billings             3,049        10,645                    -                -               -     (13,694)              -
------------------------------------------------------------------------------------------------------------------------------
Total Expenses      $510,092    $  141,731           $   23,049      $     1,428     $    44,000     $(3,885)      $ 716,415
------------------------------------------------------------------------------------------------------------------------------
Operating Income    $205,738    $   32,806           $    3,471      $    (1,428)    $    (2,568)    $ 3,885       $ 241,904
==============================================================================================================================




THREE MONTHS ENDED MARCH 31, 1998                      (In Thousands of Dollars)
--------------------------------------------------------------------------------
                              Gas            Electric
                           Distribution      Distribution            Total
--------------------------------------------------------------------------------
Revenue                  $     271,894       $      555,682      $  827,576
--------------------------------------------------------------------------------
Cost of Gas and Fuel           128,401              166,024         294,425

Operations and
  Maintenance                   32,079              100,083         132,162

Depreciation & Amortization     10,705               33,504          44,209

Electric Amortization                -              (39,870)        (39,870)

Operating Taxes                 24,709               92,403         117,112
--------------------------------------------------------------------------------
Total Expense            $     195,894       $      352,144      $  548,038
--------------------------------------------------------------------------------
Operating Income         $      76,000       $      203,538      $  279,538
================================================================================

9.   SHAREHOLDER RIGHTS PLAN

      On March 30, 1999 the Board of Directors of the Company adopted a Shareholder Rights Plan (the "Plan") designed to protect shareholders in the event of a proposed takeover of the Company. The Plan creates a mechanism that would dilute the ownership interest of a potential unauthorized acquirer. The Plan establishes one preferred stock purchase "right" for each outstanding share of common stock to shareholders of record on April 14, 1999. Each right, when exercisable, entitles the holder to purchase 1/100th of a share of Series D Preferred Stock, at a price of $95.00. The rights generally become exercisable following the acquisition of more than 20 percent of the Company's common stock without the consent of the Company's Board of Directors. Prior to becoming exercisable, the rights are redeemable by the Board of Directors for $0.01 per right. If not so redeemed, the rights will expire on March 30, 2009.


10.   NEW FINANCIAL ACCOUNTING STANDARDS

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


11.  CONTRACTUAL OBLIGATIONS AND CONTINGENCIES

      In January 1999, the Company entered into a definitive agreement with Consolidated Edison Company of New York, Inc. ("Con Ed"), to purchase, for approximately $597 million, subject to adjustment, the 2,168-megawatt Ravenswood electric generating facility located in Long Island City, Queens, New York. Consummation of this transaction is subject to various regulatory approvals, the timing of which cannot be determined.

      As a means of financing this acquisition, the Company anticipates entering into a lease agreement with a special purpose, unaffiliated financing entity that will acquire a portion of the facility directly from Con Ed and lease it to a subsidiary of the Company. The Company will be required to guarantee all payment and performance obligations of its subsidiary under the lease. The lease program is being established in order for the Company to finance up to $425 million of the acquisition cost of the facility and is intended to qualify as an operating lease for the Company's financial reporting purposes while preserving the Company's ownership of the facility for Federal and state income tax purposes. The balance of the funds needed to acquire the facility are expected to be provided from cash on hand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results for the quarter ended March 31, 1999, as detailed below, reflected the operations of the consolidated Company, which includes all KSE-acquired companies, Brooklyn Union of Long Island and other subsidiaries providing services to LIPA. However, as required under purchase accounting rules, results for the quarter ended March 31, 1998 reflected results of LILCO prior to the KeySpan Acquisition and LIPA Transaction, and do not include results of KSE.


Earnings Summary

Consolidated earnings for the quarter ended March 31, 1999 were $134.5 million, or $0.94 per diluted share, compared to earnings of $103.0 million, or $.85 per diluted share, in the corresponding quarter last year. Earnings for the quarter ended March 31, 1999 included results from all KSE-acquired companies. Results for the quarter ended March 31, 1998, do not include results of KSE. On a proforma, combined company basis, i.e. combining the results of KSE and LILCO as previously reported, earnings for the quarter ended March 31, 1998 were $183.3 million.

Gas Distribution earnings for the quarter ended March 31, 1999 were $120.7 million, or $0.84 per diluted share, compared to $39.5 million, or $0.33 per diluted share, for the quarter ended March 31, 1998. The increase in Gas Distribution earnings reflected the inclusion of earnings of Brooklyn Union for the quarter ended March 31, 1999. Gas Distribution earnings for the quarter ended March 31, 1998 reflected results from Brooklyn Union of Long Island only. On a proforma, combined company basis, earnings for the quarter ended March 31, 1998 were $120.3 million. Comparative results for the 1999 quarter reflected lower net revenues, i.e. revenues less gas costs and revenue taxes, due to rate reductions that were effective on the date of the KeySpan Acquisition, offset primarily by lower operating expenses and lower interest expense.

The Gas Exploration and Production segment consists primarily of the Company's 64% equity interest in THEC, an independent natural gas and oil exploration company. Earnings associated with Gas Exploration and Production were $0.5 million for the quarter ended March 31, 1999. Earnings for the quarter ended March 31, 1998, which are not reflected in the financial statements presented herein, were $4.3 million. Comparative earnings were significantly affected by lower gas prices in 1999 and increased interest expense of $2.7 million due to higher levels of debt outstanding.

Earnings from Electric Services were $16.6 million, or $0.12 per diluted share, for the quarter ended March 31, 1999 compared to $63.5 million, or $0.52 per diluted share, for the quarter ended March 31, 1998. The change in the Company's asset base and electric operations resulting from the LIPA Transaction contributed to the comparative reduction in earnings, which now reflect service-fee revenues under various service contracts with LIPA. The Company's operating margins under such arrangements are lower than those experienced prior to the LIPA Transaction.

The Energy Related Investments segment primarily consists of the Company's 20% investment in the Iroquois Gas Transmission System LP, a 50% interest in The Premier Transco Pipeline and a 24.5% interest in Phoenix Natural Gas both in Northern Ireland, and investments in certain midstream natural gas assets in Western Canada owned jointly with Gulf Canada Resources Limited, called Gulf Midstream Services Partnership ("GMS"). Earnings from this segment were $0.3 million for the quarter ended March 31, 1999, compared to a loss of $0.7 million for the quarter ended March 31, 1998. Results for the quarter ending March 31, 1998, are not reflected in the financial statements presented herein.

The Company's Energy Related Services segment primarily includes KeySpan Energy Management Inc. ("KEM"), KeySpan Energy Services Inc. ("KES"), KeySpan Energy Solutions, LLC ("KESol") and KeySpan Fritze, LLC ("Fritze"). Results from this segment reflected a loss of $1.4 million, or $0.01 per diluted share, as compared to a loss of $3.7 million for the quarter ended March 31, 1998. Results for the quarter ended March 31, 1998, are not reflected in the financial statements presented herein . KEM owns, designs and/or operates energy systems for commercial and industrial customers and provides energy-related services to clients located primarily within the New York City metropolitan area. KES markets gas and electricity, and arranges transportation and related services, largely to retail customers, including those served by the Company's two gas distribution subsidiaries. KESol and Fritze provide various technical and maintenance services to customers primarily within the Company's service territory. KESol was established in April 1998 and Fritze was acquired in November 1998. Operating results from this segment reflected the benefits derived from the continued integration of companies acquired during the past two years. These benefits were offset by losses incurred by subsidiaries providing appliance and repair services, and gas and electric marketing services due to the start-up nature of their operations in highly competitive markets. The Company will continue to realign these non-utility operations to maximize earnings potential, and where appropriate, possibly discontinue non-profitable activities.

For the quarter ended March 31, 1999, the Other segment recorded a loss of $2.1 million or $0.01 per diluted share reflecting charges, including preferred stock dividends, incurred by the corporate and administrative areas of the Company that have not been allocated to the various business segments, offset, in part, by interest income earned on investments of the proceeds from the LIPA Transaction. Unallocated administrative costs for the quarter ended March 31, 1998 were $0.4 million and are not included in the financial statements presented herein.


Revenues

GAS DISTRIBUTION
Utility firm gas and transportation sales volumes for the quarter ended March 31, 1999, were 86,539 MDTH, compared to 23,120 MDTH in the corresponding period last year. Total gas sales, which includes sales to interruptible and off-system customers, were 103,379 MDTH for the quarter ended March 31, 1999, compared to 30,186 MDTH in the corresponding period last year. The increase reflects the inclusion of Brooklyn Union's gas customer base as a result of the KeySpan Acquisition. Sales for the quarter ended March 31, 1998, as reported, do not include sales made by Brooklyn Union.

On a proforma, combined company basis, firm gas and transportation sales volumes for the quarter ended March 31, 1998, were 76,093 MDTH and total gas sales were 99,118 MDTH. The comparative increases in firm gas and transportation sales volumes and total gas sales were due to colder weather experienced this quarter as compared to the corresponding period last year and gas sales increases due to customer additions. Weather, as measured by annual degree days, was 8.2% warmer than normal for the quarter ended March 31, 1999 as compared to 19.4% warmer than normal for the corresponding period last year. Firm gas sales normalized for weather were 4% higher in the quarter ended March 1999 as compared to the quarter ended March 1998 reflecting gas sales growth.

Gas Distribution revenues for the quarter ended March 31, 1999 were $715.8 million compared to $271.9 million for the comparable period in 1998. The increase in revenues of $443.9 million was principally the result of the inclusion of Brooklyn Union revenues in 1999. The comparative March 1998 period included revenues of Brooklyn Union of Long Island only. On a proforma, combined company basis, total Gas Distribution revenues for the quarter ended March 31, 1998 were $760.0 million. Set forth below are net gas revenues on a proforma, combined company basis:

                                                      (In Millions of Dollars)
--------------------------------------------------------------------------------
                                        Three Months               Three Months
                                           Ended                      Ended
                                       March 31, 1999             March 31, 1998
--------------------------------------------------------------------------------
Gas Distribution
Revenues                                  $715.8                     $760.0
Cost of Gas                               (311.3)                    (331.7)
Revenue Taxes                              (44.2)                     (46.6)
--------------------------------------------------------------------------------
Net Revenues                              $360.3                     $381.7
================================================================================

The decrease in net gas revenues of $21.4 million was due primarily to rate reductions which were implemented at the time of the KeySpan Acquisition. Brooklyn Union reduced rates to its core customers by $23.9 million on an annual basis effective May 29, 1998 and Brooklyn Union of Long Island reduced its rates to core customers by $12.2 million annually effective February 5, 1998 and by an additional $6.3 million annually effective May 29, 1998. Total rate reductions for the quarter ended March 31, 1999 amounted to $14.4 million. Further, revenues derived from Brooklyn Union's appliance and repair services are included in Gas Distribution revenues for the quarter ended March 31, 1998. In April 1998, Brooklyn Union "spun-off" its appliance and repair services to KESol and as a result, Gas Distribution revenues for the quarter ended March 31, 1999 do not include revenues from such services. As required by the NYPSC, Brooklyn Union of Long Island will cease providing non-safety related appliance repair services on July 1, 1999, and such services will then be offered by KESol to customers within Brooklyn Union of Long Island's service territory. Net revenues for the current quarter also included a marginal increase due to gas sales growth. Net revenues as a percentage of Gas Distribution sales were approximately 50% for the quarter ended March 31, 1999 and 1998.


GAS EXPLORATION AND PRODUCTION
Gas Exploration and Production revenues for the quarter ended March 31, 1999 were $26.5 million and solely reflected the operations of THEC. For proforma comparative purposes, revenues from THEC were $32.9 million for the quarter ended March 31, 1998; however, these revenues are not reflected in the financial statements presented herein. The decrease in THEC revenues of $6.4 million is due to a decrease in average realized gas prices. The effective price realized (average wellhead price received for production including hedging gains and losses) was $1.61 per MCF in the quarter ended

March 31, 1999 compared to $2.13 per MCF in the corresponding quarter of 1998. The average wellhead price also was $1.61 per MCF in the current quarter compared to $2.06 per MCF in the first quarter of 1998. Gas production for the three months ended March 31, 1999 was 16.5 BCFe as compared to 15.4 BCFe for the three months ended March 31, 1998. At March 31, 1999, THEC had total natural gas reserves of approximately 480 BCFe primarily in the strategic "supply basin" of the Gulf of Mexico and Texas.


ELECTRIC SERVICES
Electric Services revenues of $174.5 million for the quarter ended March 31, 1999 represented revenues under various LIPA Service Agreements. For the comparable 1998 period, revenues of $555.7 million included Electric Distribution revenues of LILCO only, prior to giving effect to the LIPA Transaction.

The decrease in electric revenues of $381.2 million for the three months ended March 31, 1999 when compared to the same period in 1998, was the result of the LIPA Transaction. Prior to the LIPA Transaction, LILCO provided fully integrated electric services to its customers. Included within the rates charged to customers was a return on the capital investment in the generation and T&D assets, as well as recovery of the electric business costs to operate the system. Upon completion of the LIPA Transaction, the nature of the Company's electric business has changed from that of owner of an electric generation and T&D system, with a significant capital investment, to a new role as owner of the non-nuclear generation facilities and as manager of the T&D system now owned by LIPA. In its new role, the Company's capital investment is significantly reduced and accordingly, its revenues under the LIPA contracts reflect that reduction.

Revenues resulting from the LIPA Service Agreements included the following:

Revenues realized under the Management Services Agreement("MSA") were $99.1 million for the quarter ended March 31, 1999. These revenues were derived from the performance of the day-to-day operation and maintenance of LIPA's T&D system, management of construction additions to the T&D system, and management of LIPA's interest in the Nine Mile Point Nuclear Power Station, Unit 2 ("NMP2").

Revenues under the Power Supply Agreement ("PSA"), were $73.0 million for the quarter ended March 31, 1999 and were derived from the sale of capacity and energy to LIPA from the Company's generating facilities at rates approved by the Federal Energy Regulatory Commission ("FERC").

Revenues realized under the Energy Management Agreement ("EMA") were $2.4 million for the quarter ended March 31, 1999 and resulted from the management of fuel supplies for LIPA to fuel the Company's generating facilities, the management of energy purchases on a least-cost basis to meet LIPA's needs and the management of off- system electric sales.

Projected results of operations from the Company's pending acquisition of the 2,168 megawatt Ravenswood electric generating facility should enhance both Electric Services revenues and earnings towards the later part of fiscal 1999. The Company currently anticipates finalizing the purchase of the Ravenswood facility late in the second quarter of 1999. (See Note 11. "Contractual Obligations and Contingencies" to the Condensed Consolidated Financial Statements for more details on the Ravenswood acquisition.)

ENERGY RELATED SERVICES
Revenues from the Energy Related Services segment were $41.4 million for the quarter ended March 31, 1999. For proforma comparative purposes, revenues from this segment were $14.8 million for the quarter ended March 31, 1998; however these revenues are not included in the financial statements presented herein. The increase in comparative revenues for the quarter ended March 31, 1999 of $26.6 million was due to additional KEM revenues of $7.5 million, increased KES revenues of $3.6 million and the inclusion of revenues from KESol and Fritze. The increase in revenues from KEM reflected benefits derived from companies acquired during the past two years, while the increase in revenues from KES reflected the growth in the number of customers purchasing energy from KES.


Operating Expenses

Consolidated operating expenses, excluding the cost of gas and revenue taxes (i.e., net operating expenses), were $360.9 million for the quarter ended March 31, 1999 as compared to $407.1 million for the quarter ended March 31, 1998. KSE's operating expenses are not reflected in the financial statements for the quarter ended March 31, 1998. On a proforma, combined company basis, net operating expenses were $573.6 million for the quarter ended March 31, 1998. Below is a comparison of net operating expenses by major segment for the quarter ended March 31, 1999 compared to the corresponding quarter last year, including costs for 1998 that are not reflected in the financial statements presented herein.

GAS DISTRIBUTION
Net operating expenses were $154.6 million, or 22% of Gas Distribution revenues, for the quarter ended March 31, 1999 as compared to $173.4 million, or 23% of Gas Distribution revenues, for the quarter ended March 31, 1998 on a proforma, combined company basis. The decrease of $18.8 million is due to a significant reduction in operations and maintenance expense reflecting, primarily, the benefits derived from cost reduction measures and operating efficiencies employed during the past few years. Such measures included, but were not limited to, the early retirement program completed in 1998, and similar measures employed in prior years by Brooklyn Union. Further, Brooklyn Union's "spin-off" of non-safety related appliance repair services to KESol in 1998 contributed to the reduction in operations and maintenance expense for the quarter ended March 31, 1999. Brooklyn Union of Long Island will cease providing non-safety related appliance repair services on July 1, 1999.

The Company is committed to realizing the forecasted $1 billion of net operating synergy savings (over a ten-year period) already being reflected in utility tariff rates and contracts with LIPA; however, no assurances can be given as to what savings will be obtained.

GAS EXPLORATION AND PRODUCTION
Gas Exploration and Production operating expenses for the quarter ended March 31, 1999 were $23.0 million, or 87% of Gas Exploration and Production revenues, as compared to $25.9 million, or 79% of Gas Exploration and Production revenues, for the corresponding period last year. Operating expenses associated with this segment for the quarter ended March 31, 1998 are not reflected in the financial statements presented herein. The comparative decrease in expenses is primarily due to a decrease in depletion expense. In December 1998, THEC recorded a pre-tax impairment charge of $130 million to reduce the value of its proved gas reserves in accordance with the asset ceiling test limitations of the Securities and Exchange Commission applicable to gas exploration and development operations accounted for under the full cost method. As a result, THEC's depletion rate for the quarter ended March 31, 1999 was $1.04 per MCFe of production as compared to $1.25 per MCFe of production for the quarter ended March 31, 1998. Expenses as a percentage of revenues has increased in 1999 due to lower gas prices and associated revenues as previously discussed.

ELECTRIC SERVICES
Operating expenses were $141.7 million for the quarter ended March 31, 1999 as compared to $352.1 million for the quarter ended March 31, 1998. The decrease in operating expenses was due primarily to the elimination of electric fuel expense. As a result of the LIPA Transaction, and in accordance with the terms of the EMA, LIPA is responsible for paying directly the cost of fuel and purchased power. Further, depreciation expense decreased by $23.6 million and operating taxes decreased by $63.4 million. Due to the LIPA Transaction, significant property related assets were sold to LIPA and, as a result, related depreciation and property taxes are no longer incurred by the Company. Further, Electric Service revenues largely are no longer subject to state revenue taxes since electric operations are no longer regulated. Offsetting these decreases was the effect on operating expenses for the quarter ended March 31, 1998 from the change in the method of amortizing the Rate Moderation Component ("RMC"). The change in the RMC calculation had the effect of reducing operating expenses by $42.7 million in the quarter ended March 31, 1998. A comparison of the percentage of electric operating expenses to electric revenues for the two quarters is not meaningful, since the LIPA Transaction has changed the nature of the Company's electric business substantially.

ENERGY RELATED SERVICES
Operating expenses for the quarter ended March 31, 1999 were $44.0 million, as compared to $20.5 million for the quarter ended March 31, 1998. Operating expenses associated with this segment are not reflected in the quarter ended March 31, 1998 reported herein. The comparative increase in operating expenses was due to the formation and commencement of operations of KESol, the acquisition of Fritze in November 1998 and the integration of operations of other acquired companies during the past few years and increased purchased gas costs of KES. The increases in operating expenses significantly reduced the benefits derived from increased revenues previously discussed.


Other Income and Deductions

Other income for the quarter ended March 31, 1999 included, primarily, earnings from the investment of the proceeds from the LIPA Transaction and equity earnings from subsidiaries comprising the Energy Related Investment segment. Equity earnings from the Energy Related Investment segment are not reflected in the results for the March 31, 1998 quarter reported herein.


Other Expenses

Interest expense of $34.6 million for the quarter ended March 31, 1999, as compared to $100.0 million for the quarter ended March 31, 1998, reflected a significantly reduced level of outstanding debt resulting from the LIPA Transaction. This benefit was offset, in part, by the interest expense from the KSE-acquired companies. Upon consummation of the LIPA Transaction, LIPA assumed substantially all of the outstanding debt of LILCO. The Company, in return, issued promissory notes to LIPA for its continuing obligation to pay principal and interest on certain series of debt that were assumed by LIPA. As a result, outstanding debt at March 31, 1999 was approximately $2.0 billion as compared to approximately $4.5 billion (LILCO only) at March 31, 1998. Income tax expense reflects the higher level of pre-tax income for the quarter ended March 31, 1999 as compared to the corresponding quarter last year.



Liquidity - Financial Condition and Dividends

Cash flow from operating activities reflects strong results from core utility operations and the benefits from the integration of KSE-acquired companies. Cash flow from operating activities does not include results from KSE-acquired companies for the three months ended March 31, 1998.

At March 31, 1999, the Company had cash and temporary cash investments of $951.3 million and had available unsecured bank lines of credit of $300 million. In addition, THEC has an available line of credit with a commercial bank that was amended to provide for a maximum commitment of $250 million, subject to certain conditions and limitations. During the quarter ended March 31, 1999, THEC had borrowings of $7.0 million from this facility, at which time $140 million was outstanding. Subsequent to March 31, 1999, THEC borrowed an additional $5 million, bringing borrowings under this facility to $145.4 million.

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

In 1998, the Company's Board of Directors authorized the repurchase of a portion of the Company's outstanding common stock. The initial authorization permitted the repurchase of up to 10 percent of the Company's then outstanding stock, or approximately 15 million common shares. A second authorization permitted the Company to use an additional $500 million of cash for the purchase of common shares. As of May 3, 1999, the Company repurchased 17.5 million of its common shares for $513.9 million.

The Company intends to use a combination of existing cash balances and internally generated cash from operations to the maximum extent practicable to satisfy dividend requirements and on-going enhancements to its gas distribution system. The Company expects to access the financial markets during 1999 to satisfy approximately $400 million of maturing debt obligations. Further, as a means of financing the acquisition of the 2,168-megawatt Ravenswood electric generating facility, the Company anticipates entering into a lease agreement with a special purpose, unaffiliated financing entity that will acquire a portion of the facility directly from Con Ed and lease it to a subsidiary of the Company. The lease program is being established in order for the Company to finance up to $425 million of the estimated $597 million acquisition cost of the facility. The balance of the funds needed to acquire the facility are expected to be provided from cash on hand. (See Note 11. "Contractual Obligations and Contingencies" to the Condensed Consolidated Financial Statements for more details on the proposed lease agreement.)

The Company is currently evaluating its capital structure to determine the appropriate levels of debt and equity and anticipates that this evaluation process will be completed toward the latter part of 1999. At this point in time, however, the Company cannot determine the outcome of this evaluation process.

On March 30, 1999, the Board of Directors declared a quarterly cash dividend of $0.445 per share on its outstanding common stock payable on May 1, 1999 to shareholders of record on April 14, 1999. The Company is currently paying a dividend at an annual rate of $1.78 per common share. The Company's dividend policy is reviewed annually by the Board of Directors. The amount and timing of all dividend payments is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial conditions and other factors.


Gas Distribution - Rate Matters

By orders dated February 5, 1998 and April 14, 1998 the NYPSC approved a Stipulation and Agreement ("Stipulation") among Brooklyn Union, LILCO, the Staff of the Department of Public Service and six other parties that in effect approved the KeySpan Acquisition and established gas rates for both Brooklyn Union and Brooklyn Union of Long Island that are currently in effect. (For more information on these agreements refer to the Company's December 31, 1998 Form 10-K.)

Environmental Matters

The Company is subject to various Federal, State and local laws and regulatory programs related to the environment. Ongoing environmental compliance activities, which have not been material, are charged to operation and maintenance activities. The Company estimates the minimum cost of its MGP-related environmental cleanup activities will be approximately $130 million and has recorded a related liability for such amount. Further, as of March 31, 1999, the Company has expended a total of $14.2 million. (See Note 6., "Environmental Matters" to the Condensed Consolidated Financial Statements.)


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

The critical areas of operations are being addressed through a business process review methodology. Each of the Company's critical business processes is being reviewed to: identify and inventory sub-components; assess for year 2000 compliance; establish repair plans as necessary; and test in a year 2000 environment. The inventory phase for both the IT systems and non-IT systems is complete. The total assessment phase is 100% complete for the IT systems, and as of March 31, 1999, over 83% complete for non-IT systems.

Hardware, software and embedded systems are being tested and certified to be year 2000 ready. As of March 31, 1999, repair was 84% complete and testing was 39% complete for IT systems. Non-IT systems were 62% repaired and 25% tested. Components needed to support the critical business processes and associated business contingency plans are expected to be year 2000 ready by July 1, 1999.

Vendors and business partners needed to support the critical business processes are also being reviewed for their year 2000 readiness. At this time, none of these vendors have indicated to the Company that they will be materially adversely affected by the year 2000 problem.

Risk Scenarios and Contingency Plans

The Company has analyzed each of the critical business processes to identify possible year 2000 risks. Each critical business process will be certified by the responsible corporate officer as being year 2000 ready. However, the most reasonably likely worst case scenarios are also being identified. Business operating procedures are being reviewed to ensure that risks are minimized when entering the year 2000 and other high risk dates. Contingency plans are being developed to address possible failure points in each critical business process, and are scheduled to be completed by July 1999. Testing of systems and contingency plans will be performed internally, as well as with neighboring utilities and business partners.

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

LOSS OF ELECTRIC GENERATION OR ELECTRIC TRANSMISSION AND DISTRIBUTION Electric utilities are physically connected on a regional basis to manage electric load. This interconnection is often referred to as the regional grid. Presently the Company is working, on behalf of

LIPA, with other regional utilities to develop a coordinated operating plan. Should there be an instability in the grid, the Company has the ability to remove LIPA's facilities and operate independently.

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

Cost of Remediation

The Company expects to spend a total of approximately $36 million to address the year 2000 issue. As of March 31, 1999, $19.3 million had been expended on the project. The largest percentage expended is attributable to the assessment, repair and testing of corporate IT supported computer software and in-house written applications, which total $15.2 million. In 1999, the IT year 2000 costs are expected to be 8.3% of the IT budget. The year 2000 issue has not directly resulted in delaying any IT projects. Presently, the Company expects that cash flow from operations and cash on-hand will be sufficient to fund the year 2000 project expenditures.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts, are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Without limiting the foregoing, all statements relating to the Company's anticipated capital expenditures, future cash flows and borrowings, pursuit of potential future acquisition opportunities and sources of funding are forward-looking statements. Such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties and actual results may differ materially from those discussed in such statements. Among the factors that could cause actual results to differ materially are: available sources and cost of fuel; federal and state regulatory initiatives that increase competition, threaten cost and investment recovery, and impact rate structures; the ability of the Company to successfully reduce its cost structure; the successful integration of the Company's subsidiaries; the degree to which the Company develops unregulated business ventures; the ability of the Company to identify and make complementary acquisitions, as well as the successful integration of such acquisitions; inflationary trends and interest rates; the ability of the Company and its significant vendors to modify their computer software, hardware and databases to accommodate the year 2000; and other risks detailed from time to time in other reports and other documents filed by the Company and its predecessors with the Securities and Exchange Commission. For any of these statements, the Company claims the protection of the safe harbor for forward-looking information contained in the Private Securities Litigation Reform Act of 1995, as amended.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company and its subsidiaries are subject to various risk exposures and uncertainties associated with their operations. The primary risk exposures are related to firm gas contracts, financial instruments, various regulatory initiatives of the NYPSC and FERC, the increasingly competitive energy environment, and foreign currency fluctuations. Except for foreign currency fluctuations, the Company's exposure to the aforementioned market risks has remained substantially unchanged from December 31, 1998. However, due to the increased level of investment in Canadian affiliates in December 1998 and its continued investment in Northern Ireland, the Company's exposure to foreign currency fluctuations has increased. Nevertheless, this risk exposure is relatively immaterial in relation to the Company's overall financial condition.






PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Subsequent to the closing of the LIPA Transaction and KeySpan Acquisition, former shareholders of LILCO commenced 13 class action lawsuits in the New York State Supreme Court, Nassau County, against the Company and each of the former officers and directors of LILCO . These actions were consolidated in August 1998. The consolidated action alleges that, in connection with certain payments LILCO had determined were payable in connection with the LIPA Transaction and KeySpan Acquisition to LILCO's chairman, and to former officers of LILCO (the "Payments"): (i) the named defendants breached their fiduciary duty owed to LILCO and KSE former and/or current Company shareholders as a result of the Payments; (ii) the named defendants intended to defraud such shareholders by means of manipulative, deceptive and wrongful conduct, including materially inaccurate and incomplete news reports and filings with the SEC; and (iii) the named defendants recklessly and/or negligently failed to disclose material facts associated with the Payments.

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

Finally, two class action securities suits were filed in federal court alleging that certain officers and directors of LILCO violated the federal securities laws by failing to properly disclose that the LIPA Transaction and KeySpan Acquisitions would trigger the Payments. These actions were consolidated in October 1998.

On April 28, 1999, the Company signed a Stipulation and Agreement of Settlement to settle the above-referenced actions, except for the federal court derivative action, in exchange for (i) $7.9 million to be distributed (less plaintiffs' attorneys fees) to certain former LILCO and KSE shareholders and certain MarketSpan shareholders and (ii) the Company's agreement to implement certain corporate governance and executive compensation procedures. In this respect, the Company has agreed to, among other things, certain requirements with respect to the composition of its Audit and Compensation and Nominating Committees and has agreed to be bound by a number of enumerated principles in connection with the establishment and payment of executive compensation and severance benefits. These requirements, which are also required to be detailed in the Company's proxy statements for annual meetings of shareholders, may not be altered or rescinded prior to January 1, 2002. Further, the entire $7.9 million settlement commitment will be funded from insurance. The parties have submitted the settlement to the Nassau County Supreme Court for its review and approval, and a settlement fairness hearing has been scheduled for June 30, 1999. If that Court approves the settlement, the parties will then make an application to the federal court for an order and final judgment, dismissing the three federal court actions, including the federal court derivative action, based, among other things, on the binding effect of the state court judgment.

In addition to the above-mentioned actions, a class action lawsuit has also been filed in the New York State Supreme Court, Suffolk County, by the County of Suffolk, on behalf of itself and other Suffolk County ratepayers, against LILCO's former officers and/or directors. The County of Suffolk alleges that the Payments were improper, and seeks to recover the Payments for the benefit of Suffolk County ratepayers. The Company moved to consolidate this action with the above-mentioned consolidated action in October 1998. On May 4, 1999, the parties submitted a stipulation to the court which, if approved, would discontinue this action without prejudice.

In October 1998, the County of Suffolk and the Towns of Huntington and Babylon commenced an action against LIPA, the Company, the NYPSC and others in the United States District Court for the Eastern District of New York (the "Huntington Lawsuit"). The Huntington Lawsuit alleges, among other things, that LILCO ratepayers (i) have a property right to receive or share in the alleged capital gain that resulted from the transaction with LIPA (which gain is alleged to be at least $1 billion); and (ii) that LILCO was required to refund to ratepayers the amount of a Shoreham-related deferred tax reserve (alleged to be at least $800 million) carried on the books of LILCO at the consummation of the LIPA Transaction. In December 1998, the plaintiffs amended their complaint. The amended complaint contains allegations relating to the Payments and adds the recipients of the Payments as defendants. In January 1999, the Company was served with the amended complaint. The Company intends to file a motion to dismiss the amended complaint.

Finally, certain other proceedings have been commenced relating to the Payments and disclosures made by LILCO with respect thereto. These proceedings include investigations by the New York State Attorney General, the NYPSC and LIPA, joint hearings conducted by two committees of the New York State Assembly, and an informal, non-public inquiry by the SEC. In December 1998, the Company settled with LIPA and the NYPSC. The agreement includes a payment of $5.2 million by the Company to LIPA that will be used by LIPA to supply postage-paid bill return envelopes to customers for the next three years. The Company also agreed to fully reimburse and indemnify LIPA for costs incurred by LIPA, amounting to approximately $765,000, for attorneys and other consultants involved in the investigation. Such amounts are not covered by insurance. In March 1999, the Company settled with the New York Attorney General. The Company agreed to implement and adhere to the corporate governance and executive compensation procedures in accordance with the settlement of the shareholder actions and pay the New York Attorney General $1.5 million. One half of the $1.5 million will be covered by insurance. To date, no action has been taken by the SEC.

At this time the Company is unable to determine the outcome of the ongoing proceedings, or any of the remaining lawsuits described above.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

*(10.1) Generating Plant and Gas Turbine Asset Purchase and Sale Agreement for Ravenswood Generating Plants and Gas Turbines, dated as of January 28, 1999, by and between the Company and Consolidated Edison Company of New York, Inc.

(10.2) Exploration Agreement, dated as of March 15, 1999, by and between The Houston Exploration Company and KeySpan Exploration and Production, LLC (filed as an exhibit to the Houston Exploration Company's Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference).

*(27) Financial Data Schedule on Schedule U-T for the quarter ended March 31, 1999.

        ------------------
         * Filed herewith.



(b)   Reports on Form 8-K

In its Report on Form 8-K dated February 4, 1999, the Company reported that it had entered into an agreement with Consolidated Edison Company of New York, Inc., to acquire the 2,168 megawatt Ravenswood electric generation facility.

In its Report on Form 8-K dated February 12, 1999, the Company reported that it had issued a press release concerning, among other things, the year end operating results of The Houston Exploration Company, in which the Company has a 64% share ownership.

In its Report on Form 8-K dated March 30, 1999, the Company reported that its Board of Directors had adopted a Shareholder Rights Plan to protect the interests of its shareholders in the event of a proposed takeover of the Company not approved by the Company's Board of Directors.

                    MARKETSPAN CORPORATION AND SUBSIDIARIES



                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned there unto duly authorized.



                                        MARKETSPAN CORPORATION
                                             (Registrant)

Date May 14, 1999                       /s/ Ronald S. Jendras
                                        ------------------------------
                                       Ronald S. Jendras
                                       Vice President, Controller
                                       and Chief Accounting Officer