Form 10-Q
period 1999-06-30
KEYSPAN CORP
filed 1999-08-16
CIK 1062379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    Form 10-Q
(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1999
                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from to

                         Commission file number 1-14161

                               KEYSPAN CORPORATION
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

                             MARKETSPAN CORPORATION
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class of Common Stock                       Outstanding at July 29, 1999
         $.01 par value                                      139,292,752

                      KEYSPAN CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----

          Part I. FINANCIAL INFORMATION                        Page No.
                                                               --------
Item I. Financial Statements

                  Condensed Consolidated Balance Sheet -
                  June 30, 1999 and December 31, 1998                 3

                  Condensed Consolidated Statement of Income -
                  Three and Six Months Ended June 30,
                  1999 and 1998                                       5

                  Condensed Consolidated Statement of Cash Flows - Three and Six Months Ended June 30,
                  1999 and 1998                                       6

                  Notes to Condensed Consolidated Financial
                  Statements                                          7

Item 2. Management's Discussion and Analysis Of Financial
                  Condition and Results of Operations                 19

Item 3. Quantitative and Qualitative Disclosures
                  About Market Risk                                   36


                           Part II. OTHER INFORMATION

Item 1 - Legal Proceedings                                            37

Item 4. Submission of Matters to a Vote of
                  Security Holders                                    40

Item 6 - Exhibits and Reports on Form 8-K                             41


Signature                                                             43


                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS OF DOLLARS)


                                                            JUNE 30,1999         December 31, 1998
                                                         ------------------     -------------------
                                                            (UNAUDITED)               (Audited)


ASSETS

CURRENT ASSETS
  Cash and temporary cash investments               $             307,295    $            942,776
  Customer accounts receivable                                    201,017                 320,836
  Other accounts receivable                                       203,568                 230,479
  Allowance for uncollectible accounts                            (24,142)                (20,026)
  Special deposits                                                108,377                 145,684
  Gas in storage, at average cost                                  95,178                 145,277
  Materials and supplies, at average cost                          75,835                  74,193
  Other                                                           122,848                  72,818
                                                        ------------------     -------------------
                                                                1,089,976               1,912,037
                                                        ------------------     -------------------


EQUITY INVESTMENTS                                                308,578                 289,193
                                                        ------------------     -------------------

PROPERTY
  Electric                                                      1,322,162               1,109,199
  Gas                                                           3,330,828               3,257,726
  Other                                                           361,595                 345,007
  Accumulated depreciation                                     (1,540,284)             (1,480,038)
  Gas exploration and production, at cost                       1,052,428                 994,104
  Accumulated depletion                                          (481,478)               (447,733)
                                                        ------------------     -------------------
                                                                4,045,251               3,778,265
                                                        ------------------     -------------------


DEFERRED CHARGES
  Regulatory assets                                               311,577                 279,524
  Goodwill                                                        241,316                 254,040
  Other                                                           388,480                 382,043
                                                        ------------------     -------------------
                                                                  941,373                 915,607
                                                        ------------------     -------------------
TOTAL ASSETS                                        $           6,385,178    $          6,895,102
                                                        ==================     ===================



 See accompanying notes to the Condensed Consolidated Financial Statements.


                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS OF DOLLARS)

                                                           JUNE 30,1999         December 31, 1998
                                                       ------------------      -------------------
                                                           (UNAUDITED)                (Audited)

 LIABILITIES AND CAPITALIZATION
 CURRENT LIABILITIES
   Current maturities of long-term debt              $               1,000    $            398,000
   Current redemption of preferred stock                           363,000                       -
   Accounts payable and accrued expenses                           421,875                 519,288
   Dividends payable                                                66,095                  66,232
   Taxes accrued                                                     8,939                  69,742
   Customer deposits                                                30,075                  29,774
   Interest accrued                                                 15,306                  19,965
                                                         ------------------     -------------------
                                                                   906,290               1,103,001
                                                         ------------------     -------------------

 DEFERRED CREDITS AND OTHER LIABILITIES
   Regulatory liabilities                                           26,235                  27,854
   Deferred federal income tax                                     163,948                  71,549
   Operating reserves                                              486,952                 457,459
   Other                                                            80,239                  75,740
                                                         ------------------     -------------------
                                                                   757,374                 632,602
                                                         ------------------     -------------------

 CAPITALIZATION
   Common stock, $.01 par value, authorized
     450,000,000 shares; outstanding 140,120,152
     and 144,628,654 shares stated at                            2,973,388               2,973,388
   Retained earnings                                               496,242                 474,188
   Accumulated foreign currency adjustment                           4,783                    (952)
   Treasury stock purchased                                       (546,448)               (423,716)
                                                         ------------------     -------------------
      Total common equity                                        2,927,965               3,022,908
   Preferred stock                                                  84,485                 447,973
   Long-term debt                                                1,637,491               1,619,067
                                                         ------------------     -------------------
 TOTAL CAPITALIZATION                                            4,649,941               5,089,948
                                                         ------------------     -------------------

 MINORITY INTEREST IN SUBSIDIARY COMPANY                            71,573                  69,551
                                                         ------------------     -------------------
 TOTAL LIABILITIES AND CAPITALIZATION                $           6,385,178    $          6,895,102
                                                         ==================     ===================



See accompanying notes to the Condensed Consolidated Financial Statements.


                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
               (IN THOUSANDS OF DOLLARS ,EXCEPT PER SHARE AMOUNTS)


                                                   THREE MONTHS                    SIX MONTHS
                                                  ENDED JUNE 30,                 ENDED JUNE 30,
                                                1999          1998               1999          1998
                                             ------------   ----------        ------------  -----------

 REVENUES
 Gas Distribution                          $     277,482 $    152,904      $      993,312 $    424,798
 Gas Exploration and Production                   35,021       11,713              61,541       11,713
 Electric Services                               189,734       68,365             364,271       68,365
 Electric Distribution                                 -      330,011                   -      885,693
 Energy Related Services                          37,125        6,386              78,557        6,386
                                             ------------   ----------        ------------  -----------
 Total Revenues                                  539,362      569,379           1,497,681    1,396,955

 OPERATING EXPENSES
 Purchased gas                                    96,819       63,189             408,073      191,590
 Fuel and purchased power                              -       91,762                   -      257,786
 Operations and maintenance                      242,066      187,940             485,148      320,102
 Depreciation, depletion and amortization         59,382       43,990             117,568       88,199
 Electric regulatory amortizations                     -      (40,005)                  -      (79,875)
 Operating taxes                                  77,145       97,768             181,038      214,880
                                             ------------   ----------        ------------  -----------
 Total Operating Expenses                        475,412      444,644           1,191,827      992,682
                                             ------------   ----------        ------------  -----------
 OPERATING INCOME                                 63,950      124,735             305,854      404,273
                                             ------------   ----------        ------------  -----------

 OTHER INCOME AND (DEDUCTIONS)
 Income from equity investments                    2,509         (207)              5,481         (207)
 Interest income                                   7,746       12,895              18,789       16,609
 Minority interest                                (1,887)        (568)             (2,191)        (568)
 Transaction related expenses,net                      -       (6,450)                  -       (6,450)
 Other                                            (2,820)      10,177                (551)      13,797
                                             ------------   ----------        ------------  -----------
 Total Other Income                                5,548       15,847              21,528       23,181
                                             ------------   ----------        ------------  -----------
 INCOME BEFORE INTEREST CHARGES
   AND INCOME TAXES                               69,498      140,582             327,382      427,454
                                             ------------   ----------        ------------  -----------

 INTEREST CHARGES                                 33,756       76,825              68,340      176,852
                                             ------------   ----------        ------------  -----------

 INCOME TAXES
      Current                                    (39,505)     121,184               7,141      143,757
      Deferred                                    52,258      (94,677)             85,691      (46,344)
                                             ------------   ----------        ------------  -----------
 Total Income Taxes                               12,753       26,507              92,832       97,413
                                             ------------   ----------        ------------  -----------

 NET INCOME                                       22,989       37,250             166,210      153,189
 Preferred stock dividend requirements             8,690       11,216              17,379       24,163
                                             ------------   ----------        ------------  -----------
 EARNINGS FOR COMMON STOCK                 $      14,299 $     26,034      $      148,831 $    129,026

 Foreign Currency Adjustment                       2,425       (1,429)              5,735       (1,429)

                                             ============   ==========        ============  ===========
 COMPREHENSIVE INCOME                      $      16,724 $     24,605      $      154,566 $    127,597
                                             ============   ==========        ============  ===========

 AVERAGE COMMON
   SHARES OUTSTANDING (000)                      140,749      134,166             141,865      127,916

 BASIC AND DILUTED EARNINGS
   PER COMMON SHARE                        $        0.10 $       0.19      $         1.05 $       1.01
                                             ============   ==========        ============  ===========


See accompanying notes to the Condensed Consolidated Financial Statements.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (IN THOUSANDS OF DOLLARS)

                                                                THREE MONTHS      Three Months        SIX MONTHS         Six Months
                                                                    ENDED             Ended              ENDED             Ended
                                                               JUNE 30, 1999      June 30, 1998      JUNE 30, 1999     June 30, 1998
                                                               ---------------    --------------    ----------------   -------------
OPERATING ACTIVITIES

 Net Income                                                $       22,989  $         37,250  $          166,210 $         153,189
 ADJUSTMENTS TO RECONCILE NET INCOME TO NET
       CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
   Depreciation, depletion and amortization                        59,382            43,990             117,568            88,199
   Electric regulatory amortization                                     -           (40,005)                  -           (79,875)
   Deferred income tax                                             52,258           (94,677)             85,691           (46,344)
   Income from equity investments                                  (2,509)              207              (5,481)              207
   Dividends from equity investments                                    -                 -               4,296                 -
 CHANGES IN ASSETS AND LIABILITIES
   Accounts receivable                                            217,523            90,418             146,397            82,095
   Materials and supplies, fuel oil and gas in storage            (54,475)           (3,766)             48,252            66,858
   Accounts payable and accrued expenses                          (75,596)           (9,864)           (161,065)          (89,652)
   Interest accrued                                                (2,433)           67,486              (4,647)           56,306
   Special deposits                                                12,449            65,947              37,307            37,588
   Pensions and other post retirement benefits                          -          (285,212)                  -          (285,212)
   Other                                                          (30,539)         (113,481)            (35,856)          (96,360)
                                                             -------------    --------------    ----------------   ---------------
 Net Cash Provided by (Used in)  Operating Activities             199,049          (241,707)            398,672          (113,001)
                                                             -------------    --------------    ----------------   ---------------

 INVESTING ACTIVITIES

 Capital expenditures                                            (310,031)         (100,199)           (396,362)         (155,935)
 Net cash from KeySpan Acquisition                                      -           165,168                   -           165,168
 Net proceeds from LIPA Transaction                                     -         2,314,588                   -         2,314,588
 Other                                                             (3,563)           (8,390)             12,451           (17,679)
                                                              -------------    --------------    ----------------   ---------------
 Net Cash (Used in) Provided by Investing Activities             (313,594)        2,371,167            (383,911)        2,306,142
                                                             -------------    --------------    ----------------   ---------------

 FINANCING ACTIVITIES

 Proceeds from sale of common stock                                     -             6,514                   -            11,068
 Treasury stock purchased                                         (68,671)                -            (122,732)                -
 Issuance of preferred stock                                            -            75,000                   -            75,000
 Issuance of long-term debt                                         8,000                 -              15,000                 -
 Payment of long-term debt                                       (397,000)         (100,000)           (397,000)         (100,000)
 Preferred stock dividends paid                                    (8,690)          (12,926)            (17,379)          (25,873)
 Common stock dividends paid                                      (63,323)          (90,353)           (127,683)         (144,385)
 Other                                                                186           (16,965)               (448)          (17,297)
                                                             -------------    --------------    ----------------   ---------------
 Net Cash (Used in) Financing Activities                         (529,498)         (138,730)           (650,242)         (201,487)
                                                             -------------    --------------    ----------------   ---------------
 Net (Decrease) or Increase in Cash and Cash Equivalents   $     (644,043) $      1,990,730  $         (635,481)$       1,991,654
                                                             =============    ==============    ================   ===============

 Cash and cash equivalents at beginning of period          $      951,338  $        180,919  $          942,776 $         179,995
 Net (Decrease) or Increase in cash and cash equivalents         (644,043)        1,990,730            (635,481)        1,991,654
                                                             =============    ==============    ================   ===============
 Cash and Cash Equivalents at End of Period                $      307,295  $      2,171,649  $          307,295 $       2,171,649
                                                             =============    ==============    ================   ===============

See accompanying notes to the Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION OF THE COMPANY

         KeySpan Corporation, d/b/a KeySpan Energy (the "Company"), a New York corporation, is the successor to Long Island Lighting Company ("LILCO"), as a result of the transaction with the Long Island Power Authority ("LIPA")and following the acquisition of KeySpan Energy Corporation ("KSE"). The Company is a "predominately intrastate" public utility holding company exempt from most of the provisions of the Public Utility Holding Company Act of 1935, as amended.

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

         In addition, Company subsidiaries operate the electric T&D system owned by LIPA, own and sell capacity and energy to LIPA from the Company's generating facilities located on Long Island and manage fuel supplies for LIPA to fuel the Company's Long Island generating facilities through long-term service contracts that range from eight to fifteen years. Moreover, on June 18, 1999, Company subsidiaries became the owner, lessee and operator of the 2,168 megawatt Ravenswood electric generation facility located in Long Island City, Queens. (See Note 10 "Contractual Obligations and Contingencies" for a description of the Ravenswood Acquisition.)

         Other Company subsidiaries are involved in gas and oil exploration and production; wholesale and retail gas and electric marketing; appliance, heating, ventilation and air conditioning services; and large energy-system ownership, installation and management. Further, certain subsidiaries have investments in natural gas pipelines and gas distribution facilities; midstream natural gas processing and gathering facilities and gas storage facilities, domestically and internationally. (See Note 8 "Business Segments" for additional information.)


2.       BASIS OF PRESENTATION

         The financial statements presented herein reflect the results of operations of the consolidated Company for the three and six months ended June 30, 1999. For financial reporting purposes, LILCO is deemed the acquiring company pursuant to a purchase accounting transaction in which KSE was acquired. Consequently, the financial statements presented herein for the three and six months ended June 30, 1998 reflect the results of operations of the consolidated Company from May 29, 1998 through June 30, 1998. Periods prior to May 29, 1998, (i.e., January 1, 1998 through May 28, 1998)reflect results of operations of LILCO only. Since the acquisition of KSE was accounted for as a purchase, purchase accounting adjustments, including goodwill, have been reflected in the financial statements included herein.

         The weighted average number of common shares outstanding used in the calculation of earnings per share for the three and six months ended June 30, 1999 and 1998 reflect the issuance of common stock to consummate the KeySpan Acquisition and the reduction associated with repurchases of common stock.

         In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1999, and the results of its operations and cash flows for the three and six months ended June 30, 1999 and 1998. Certain reclassifications were made to conform prior period financial statements with the current period financial statement presentation. Other than as noted, adjustments were of a normal, recurring nature.

         As permitted by the rules and regulations of the Securities and Exchange Commission ("SEC"), the Condensed Consolidated Financial Statements do not include all of the accounting information normally included with financial statements prepared in accordance with generally accepted accounting principles. Accordingly, the Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the Transition Period ended December 31, 1998.


3.       REVENUES

         The Gas Distribution segment of the Company is influenced by seasonal weather conditions. Annual gas revenues are substantially realized during the heating season (November 1 to April 30) as a result of the large proportion of heating sales, primarily residential, compared with total sales. Accordingly, results of operations for gas distribution operations historically are most favorable in the three months ended March 31, with results of operations being next most favorable in the three months ended December 31. Results for the quarter ended June 30 are marginally profitable or unprofitable, and losses are generally incurred in the quarter ended September 30.

         The Company's gas distribution subsidiaries each operate under a utility tariff that contains a weather normalization adjustment that largely offsets shortfalls or excesses of firm net revenues (i.e., revenues less gas costs and revenue taxes) during a heating season due to variations from normal weather.

         Electric Services revenues are derived from billings to LIPA for the management and operation of LIPA's T&D system, electric generation, and fuel management. (For a description of the various services agreements with LIPA see the Company's Form 10K for the Transition Period ended December 31, 1998.) In addition, electric revenues, since June 18, 1999, also include revenues from the Ravenswood facility. Revenues from electric generation are not affected by weather since billings are based on fully allocated capacity.

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

         As of June 30, 1999, THEC estimates, using prices in effect as of such date, that the ceiling limitation imposed under full cost accounting rules exceeded actual capitalized costs.


5.       GOODWILL

         At June 30, 1999, the Company had recorded goodwill in the amount of $241.3 million, representing the excess of acquisition cost over the fair value of net assets acquired related to its purchases of certain consolidated and unconsolidated subsidiaries, including $166.3 million, net of accumulated amortization of $4.6 million relating to the KeySpan Acquisition. Goodwill is being amortized over 15 to 40 years.


6.       ENVIRONMENTAL MATTERS

         The Company has recorded a liability of approximately $129 million associated with investigation and remedial obligations with respect to 14 of the Company's former manufactured gas plant ("MGP")sites, three of which are designated as "Class II Sites." Three MGP sites (one Class II Site) are associated with Brooklyn Union's operations or its predecessors; 11 MGP sites are associated with the operations of Brooklyn Union of Long Island or its predecessors (two of which are designated as Class II Sites). With respect to the Brooklyn Union MGP sites, a total of approximately $47.8 million has been accrued, representing the best estimate of remedial costs for two sites that are subject to Administrative Orders on Consent ("AOC's") with the New York State Department of Environmental Conservation ("DEC") and the minimum range of an estimate for the investigation and/or remediation of other sites. Discussions with the DEC are ongoing with regards to investigation of other sites. With respect to Brooklyn Union of Long Island MGP sites, a total of approximately $81.2 million has been accrued as a minimum of an estimated range of costs for the 11 sites that will be investigated/remediated pursuant to AOC's with the DEC. Two AOC's were executed on March 31, 1999 for Brooklyn Union of Long Island MGP sites. One AOC addressed two MGP sites classified as Class II Sites on the State registry of inactive hazardous waste sites. The other AOC addressed four other MGP sites. Both AOC's generally require Brooklyn Union of Long Island to investigate the condition of each site and conduct remediation activities depending on the results of the investigation. Brooklyn Union of Long Island also expects to enter into an AOC with the DEC requiring the Company to conduct preliminary site assessments for the five other former MGP sites that are no longer owned by the Company.

         Under prior rate orders, the Public Service Commission of the State of New York ("NYPSC") has allowed recovery of costs related to certain Brooklyn Union MGP sites. At June 30, 1999, the Company has a total remaining regulatory asset of approximately $100 million. The Company believes that current rate plans in effect for both Gas Distribution subsidiaries provide for recovery of environmental costs attributable to the Gas Distribution segment.


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

         The Company's regulatory assets of $311.6 million are primarily comprised of regulatory tax assets, costs associated with the KeySpan Acquisition, certain environmental remediation and investigation costs and postretirement benefits other than pensions. In the opinion of management, regulatory assets are fully recoverable in rates.

         In the event that the provisions of SFAS-71 were no longer applicable, the Company estimates that the related write-off of net regulatory assets (regulatory assets less regulatory liabilities) could result in a charge to net income of approximately $185.5 million, or approximately $1.32 per share of common stock, which would be classified as an extraordinary item.


8.       BUSINESS SEGMENTS

         The Company has six reportable segments: Gas Distribution, Electric Services, Gas Exploration and Production, Energy Related Investments, Energy Related Services and Other.

         The Gas Distribution segment consists of Brooklyn Union and Brooklyn Union of Long Island. The Electric Services segment consists of subsidiaries that own and operate oil and gas fired generating plants in Queens and Long Island, and through long-term contracts, manage the electric T&D system, the fuel and electric purchases, and the off-system electric sales for LIPA.

         The Gas Exploration and Production segment is engaged in gas and oil exploration and production, and the development and acquisition of domestic natural gas and oil properties. This segment consists of our 64% equity interest in THEC, an independent natural gas and oil exploration company, as well as KeySpan Exploration and Production LLC, our wholly owned subsidiary engaged in a joint venture with THEC.

         Subsidiaries in the Energy Related Investments segment include our 20% equity interest in the Iroquois Gas Transmission System LP; a 50% interest in the Premier Transco Pipeline and a 24.5% interest in Phoenix Natural Gas, both in Northern Ireland; and investments in certain midstream natural gas assets in Western Canada owned jointly with Gulf Canada Resources Limited, through the Gulf Midstream Services Partnership ("GMS"). These subsidiaries are accounted for under the equity method since the Company's ownership interests are 50% or less. Accordingly, equity income from these investments is reflected in Other Income and (Deductions) in the Condensed Consolidated Income Statement.

         The  Company's  Energy  Related  Services  segment  primarily  includes
         KeySpan Energy Management Inc. ("KEM"), KeySpan Energy Services Inc. ("KES"), KeySpan Energy Solutions, LLC ("KESol") and KeySpan Fritze, LLC ("Fritze"). KEM owns, designs and/or operates energy systems for commercial and industrial customers and provides energy-related services to clients located primarily within the New York City metropolitan area. KES markets gas and electricity, and arranges transportation and related services, largely to retail customers, including those served by the Company's two gas distribution subsidiaries. KESol and Fritze provide various appliance, heating, ventilation and air conditioning services to customers primarily within the Company's service territory. KESol was established in April 1998 and Fritze was acquired in November 1998.

         The Other segment primarily represents unallocated administrative expenses of the Company, preferred stock dividends, and earnings from the investment of cash proceeds from the LIPA Transaction.

         The accounting policies of the segments are the same as those used for the preparation of the Condensed Consolidated Financial Statements. The Company's segments are strategic business units that are managed separately because of their different operating and regulatory environments. As of June 30, 1999, the total assets of each reportable segment have not changed materially from those levels reported at December 31, 1998 except for the Gas Exploration and Production segment whose assets increased by $14.5 million due to our formation of and investment in KeySpan Exploration and Production LLC and the Electric Services segment whose assets increased by $230.0 million due to the acquisition of the 2,168 megawatt Ravenswood electric generation facility located in Long Island City, Queens, a portion of which has been leased to a Company subsidiary under a master lease financing arrangement. (See Note 10 "Contractual Obligations and Contingencies" for more details.) The segment information presented below reflects amounts reported in the Condensed Consolidated Financial Statements, excluding special charges, for the three and six months ended June 30, 1999 and 1998.


THREE MONTHS ENDED JUNE 30, 1999                                                                          (In Thousands of Dollars)
===================================================================================================================================
                                                        Gas Exploration    Energy Related  Energy Related
                 Gas Distribution   Electric Servies     and Production     Investments       Services         Other         Total
===================================================================================================================================
Revenue          $    277,482      $      189,734      $         35,021    $               $    37,125      $            $  539,362
-----------------------------------------------------------------------------------------------------------------------------------
Cost of Gas            96,819                   -                     -               -              -             -         96,819

Operations and
Maintenance            88,148             108,120                 6,326           1,580         37,327           565        242,066

Depreciation
Depletion &
Amortization           24,351              10,337                17,972             286            703         5,733         59,382

Operating Taxes        45,836              28,447                   113               1              -         2,748         77,145

Intercompany
Billings                  867              10,398                     -               -              -       (11,265)             -
-----------------------------------------------------------------------------------------------------------------------------------
Total Expense    $    256,021      $      157,302      $         24,411    $      1,867    $    38,030      $ (2,219)    $  475,412
-----------------------------------------------------------------------------------------------------------------------------------
Operating Income $     21,461      $       32,432      $         10,610    $     (1,867)   $      (905)     $  2,219     $   63,950
===================================================================================================================================
Earnings for
Common Stock     $      1,220      $       15,037      $          3,326    $      2,448    $      (254)     $ (7,478)    $   14,299
===================================================================================================================================
Basic and Diluted
EPS              $      0.01       $        0.11       $         0.02      $       0.02    $      0.00      $  (0.06)    $     0.10
===================================================================================================================================

THREE MONTHS ENDED JUNE 30, 1999                                                                          (In Thousands of Dollars)
===================================================================================================================================
                                                        Gas Exploration    Energy Related  Energy Related
                 Gas Distribution   Electric Servies     and Production     Investments       Services         Other         Total
===================================================================================================================================
Revenue          $    152,904      $    398,376        $         11,713    $         28    $    6,358       $      -     $  569,379
-----------------------------------------------------------------------------------------------------------------------------------
Cost of Gas            63,189            91,762                       -               -             -              -        154,951

Operations and
Maintenance            61,329           114,378                   2,138             600         6,701          2,794        187,940

Depreciation
Depletion &
Amortization            8,817            26,220                   6,781               -           162          2,010         43,990

Electric
Regulatory
Amortization                -           (40,005)                      -               -             -              -        (40,005)

Operating Taxes        25,672            70,805                      45               -           168          1,078         97,768

Intercompany
Billings                3,494             1,172                       -               -             -         (4,666)             -
-----------------------------------------------------------------------------------------------------------------------------------
Total Expense    $    162,501      $    264,332        $          8,964    $        600    $    7,031       $  1,216     $  444,644
====================================================================================================================================
Operating Income $     (9,597)     $    134,044        $          2,749    $       (572)   $     (673)      $ (1,216)    $  124,735
====================================================================================================================================
Earnings for
Common Stock     $    (16,381)     $     51,155        $          1,028    $         48    $     (317)      $ (3,049)    $ 32,484(a)
====================================================================================================================================
Basic and Diluted
EPS              $      (0.12)     $       0.38        $           0.01    $       0.00    $     0.00       $  (0.03)    $   0.24(a)
====================================================================================================================================

(a) Excludes $6.5 million or $0.05 per diluted share of non-recurring charges associated with the LIPA Transaction.




SIX MONTHS ENDED JUNE 30, 1999                                                                           (In Thousands of Dollars)
===================================================================================================================================
                                                               Gas Exploration    Energy Related  Energy Related
                 Gas Distribution       Electric Services      and Production     Investments     Services        Other    Total
===================================================================================================================================
Revenue          $    993,312           $    364,271            $     61,541        $      -     $   78,557    $       -  $1,497,681
------------------------------------------------------------------------------------------------------------------------------------
Cost of Gas           408,073                      -                       -               -              -            -     408,073

Operations and
Maintenance           187,228                200,288                  12,285           2,669         80,555        2,123     485,148

Depreciation
Depletion &
Amortization           48,605                 20,265                  35,029             618          1,472       11,579     117,568

Operating Taxes       118,289                 57,440                     146               8              3        5,152     181,038

Intercompany
Billings                3,917                 21,041                       -               -              -      (24,958)          -
------------------------------------------------------------------------------------------------------------------------------------
Total Expense    $    766,112           $    299,034            $     47,460        $  3,295     $   82,030    $  (6,104) $1,191,827
------------------------------------------------------------------------------------------------------------------------------------
Operating Income $    227,200           $     65,237            $     14,081        $ (3,295)    $   (3,473)   $   6,104  $  305,854
====================================================================================================================================
Earnings for
Common Stock     $    121,909           $     31,621            $      3,804        $  2,750     $   (1,693)   $  (9,560) $  148,831
====================================================================================================================================
Basic and Diluted
EPS              $       0.86           $       0.22            $       0.03        $   0.02     $    (0.01)   $   (0.07) $     1.05
====================================================================================================================================

SIX MONTHS ENDED JUNE 30, 1999                                                                           (In Thousands of Dollars)
===================================================================================================================================
                                                               Gas Exploration    Energy Related  Energy Related
                 Gas Distribution       Electric Services      and Production     Investments     Services        Other    Total
===================================================================================================================================
Revenue          $    424,798           $    954,058        $         11,713    $         28    $     6,358    $        $ 1,396,955
------------------------------------------------------------------------------------------------------------------------------------
Cost of Gas           191,590                257,786                       -               -              -          -      449,376

Operations and
Maintenance            93,408                214,461                   2,138             600          6,701      2,794      320,102

Depreciation
Depletion &
Amortization           19,522                 59,724                   6,781               -            162      2,010       88,199

Electric
Regulatory
Amortization                -                (79,875)                     -                -              -          -      (79,875)

Operating Taxes        50,381                163,208                     45                -            168      1,078      214,880

Intercompany
Billings                3,494                  1,172                      -                -              -     (4,666)           -
------------------------------------------------------------------------------------------------------------------------------------
Total Expense    $    358,395           $    616,476        $         8,964     $        600    $     7,031    $ 1,216  $   992,682
------------------------------------------------------------------------------------------------------------------------------------
Operating Income $     66,403           $    337,582        $         2,749     $       (572)   $      (673)   $(1,216) $   404,273
====================================================================================================================================
Earnings for
Common Stock     $     23,162           $    114,604        $         1,028     $         48    $      (317)   $(3,049) $ 135,476(a)
====================================================================================================================================
Basic and Diluted
EPS              $        0.1           $       0.90        $          0.01     $       0.00    $      0.00    $ (0.03) $    1.06(a)
====================================================================================================================================

(a) Excludes $6.5 million or $0.05 per diluted share of non-recurring charges associated with the LIPA Transaction.

9.  EXTINGUISHMENT OF LONG-TERM DEBT

  On June 15, 1999 the Company, in accordance with the LIPA Agreement, extinguished its obligations to LIPA under a promissory note relating to the 7.30% Debentures due July 15, 1999. The Company's obligation for these debentures of $411.5 million consisted of the principal amount of $397.0 million and $14.5 million of interest accrued and unpaid.


10.  CONTRACTUAL OBLIGATIONS AND CONTINGENCIES

  On June 18, 1999 the Company completed its acquisition of the 2,168 megawatt Ravenswood electric generating facility located in Long Island City, Queens, New York from Consolidated Edison Company of New York, Inc. ("Con Ed"), for approximately $597 million.

  As a means of financing this acquisition, the Company entered into a lease agreement with a special purpose, unaffiliated financing entity that acquired a portion of the facility directly from Con Ed and leased it to a subsidiary of the Company under a ten year lease. The Company has guaranteed all payment and performance obligations of its subsidiary under the lease. Another subsidiary of the Company provides all operating, maintenance and construction services for the facility. The lease program was established in order for the Company to finance approximately $425 million of the acquisition cost of the facility. The lease qualifies as an operating lease for financial reporting purposes while preserving the Company's ownership of the facility for federal and state income tax purposes. The balance of the funds needed to acquire the facility were provided from cash on hand. The Company has recorded an asset of approximately $230 million, representing its ownership interest in the assets acquired.

  The Company has assumed all of Con Ed's historical contingent environmental obligations relating to facility operations other than liabilities arising from pre-closing disposal of waste at off-site locations and any monetary fines arising from Con Ed's pre-closing conduct. These environmental exposures are generally divided between (1) future capital expenditures, in the nature of property and leasehold improvements, necessary to address compliance obligations and (2) expenditures to investigate and, as necessary, remediate certain on-site contamination which may or may not result in leasehold improvements. Given the recent nature of the acquisition, our actual knowledge of facility conditions is in the developmental stage and implementation plans and estimates are, therefore, preliminary.

  Presently, there are four AOC's issued to Con Ed by the DEC. The Company has contractually agreed to assume Con Ed's remaining obligations at the Ravenswood facility under these AOC's. Generally, the Company's derivative obligations are expected to include investigation and remediation of certain petroleum releases, inspection and any necessary corrective action for certain aboveground storage tanks and underground piping, potential upgrades to existing cooling water intake structures, and implementation of an air emissions opacity reduction program. The Company is currently negotiating a consolidated AOC with the DEC that will clarify the scope and timing of these activities.

  The Company has identified certain capital expenditures for environmental compliance purposes at Ravenswood that are reasonably likely to occur. To address an anticipated shortfall of NOx emissions allowances beginning in May 2003, the Company may incur immaterial capital costs for additional air pollution control equipment. Alternatively, the Company may elect to purchase additional allowances. The Company probably will be required to upgrade the Ravenswood cooling intake structures to meet the best available technology requirements of the Federal Clean Water Act. The extent and cost of any upgrades are uncertain and will depend upon the results of analysis of certain studies.

  Pursuant to its derivative AOC obligations, the Company will complete the investigation and remediation of certain petroleum and other hazardous material releases at Ravenswood, as necessary. The Company will also address similar releases not covered by the AOC's. The Ravenswood facility is located on a former MGP site. The Company has no current obligation to investigate or remediate the property for contamination resulting from historical MGP operations, although there may be a need to perform certain site remediation as part of an overall improvement of property related to the installation of new generation capacity. Based on information currently available for environmental contingencies related to the Ravenswood acquisition, the Company has accrued $5 million as the minimum liability to be incurred.

  The Company intends to seek regulatory approvals to upgrade the Ravenswood facility through the installation of a gas-fired combined cycle generation unit with a capacity of approximately 250 megawatts of electricity that would increase electric generation capacity at the plant by 12%. The new capacity could be operational by 2002 depending upon the timeliness and responsiveness of regulatory approvals.


11. NEW FINANCIAL ACCOUNTING STANDARDS

  In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 from fiscal years beginning after July 15, 1999 to fiscal years beginning after July 15, 2000. The Company will therefore, adopt SFAS No. 133 in the first quarter of fiscal year 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not expect any material earnings effect from adoption of this statement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Results of operations for the three and six months ended June 30, 1999 reflect the operations of the consolidated Company, which includes all KSE-acquired companies, Brooklyn Union of Long Island and subsidiaries providing electric services. As required under purchase accounting rules for the KeySpan Acquisition, results of operations for the three months ended June 30, 1998 reflect the results of LILCO only for the period April 1, 1998 through May 28, 1998 and results of the consolidated Company from May 29, 1998 through June 30, 1998. Results of operations for the six months ended June 30, 1998 reflect the results of LILCO only for the period January 1, 1998 through May 28, 1998 and results of the consolidated Company from May 29, 1998 through June 30, 1998. (Capitalized terms used in the discussions to follow but not otherwise defined, have the same meaning as when used in the Footnotes to the Condensed Consolidated Financial Statements included under Item 1.)

EARNINGS SUMMARY

Consolidated earnings for the quarter ended June 30, 1999 were $14.3 million, or $0.10 per diluted share, compared to earnings of $26.0 million, or $0.19 per diluted share, in the corresponding quarter last year. During the quarter ended June 30, 1998, the Company incurred special charges associated with the LIPA Transaction of $6.5 million or $0.05 per diluted share. Consolidated earnings, excluding special charges, for the quarter ended June 30, 1998 were $32.5 million or $0.24 per diluted share. (See Note 8. to the Condensed Consolidated Financial Statements "Business Segments" for a summary of earnings for each business segment.)

Consolidated earnings for the six months ended June 30, 1999 were $148.8 million, or $1.05 per diluted share, compared to earnings of $129.0 million, or $1.01 per diluted share, in the corresponding period last year. Consolidated earnings, excluding special charges, for the six months ended June 30, 1998 were $135.5 million or $1.06 per diluted share. (See Note 8. to the Condensed Consolidated Financial Statements "Business Segments" for a summary of earnings for each business segment.)

Due to the change in the structure of the Company's business as a result of the LIPA Transaction and the requirements of purchase accounting rules applicable to the KeySpan Acquisition, results of operations for the periods ended June 30, 1999 are not comparable to the results of operations for the periods ended June 30, 1998. Therefore, for comparative purposes, we will combine the results of operations, excluding special charges associated with the LIPA Transaction, of KSE and LILCO for the entire three and six month periods ended June 30, 1998. These combined results are intended to reflect the results of the Company as if the KeySpan Acquisition occurred on the first day of the reporting period, i.e., January 1, 1998. This "proforma, combined company basis" format will be used to explain variations in operating results between periods in the discussions to follow.

On a proforma, combined company basis, earnings for the three and six months ended June 30, 1998 were $36.0 million and $219.3 million, respectively. The following table sets forth consolidated net income for the quarter and six months ended June 30, 1999 and the proforma, combined company basis consolidated net income for the three and six months ended June 30, 1998:

-------------------------------------------------------------------------------------------------------------
Results of Operations           Three Months Ended   Three Months Ended     Six Months Ended     Six Months Ended
   (In Thousands of Dollars)      June 30, 1999         June 30, 1998         June 30, 1999        June 30, 1998
-------------------------------------------------------------------------------------------------------------
Gas Distribution                      $ 1,220             ($11,539)             $121,909             $108,722

Gas Exploration and Production          3,326                3,472                 3,804                7,805

Electric Services                      15,037               51,155                31,621              114,604

Energy Related Investments              2,448               (1,198)                2,750               (1,864)

Energy Related Services                  (254)              (2,071)               (1,693)              (5,728)

Other                                  (7,478)              (3,851)               (9,560)              (4,233)
-------------------------------------------------------------------------------------------------------------
Earnings for Common Stock             $14,299              $35,968              $148,831             $219,306
=============================================================================================================

Gas Distribution earnings for the quarter and six months ended June 30, 1999 as compared to the same periods in 1998, on a proforma, combined company basis reflect the benefits of significantly lower operating expenses offset, in part, by lower net revenues (revenues less gas costs and revenue taxes) due to rate reductions associated with the KeySpan Acquisition. As previously indicated, Gas Distribution earnings for the quarter ended June 30 generally are marginally profitable or unprofitable due to the seasonal nature of gas heating sales.

Earnings from the Gas Exploration and Production segment for the quarter ended June 30, 1999 remained relatively constant as compared to the corresponding period in 1998, on a proforma, combined company basis. The benefits from slightly higher production volumes and decreased operating expenses were offset by slightly lower average realized gas prices and increased interest expense of $2.2 million due to higher levels of debt outstanding. Earnings for the six months ended June 1999 as compared to the same period in 1998, primarily reflect significantly lower average realized gas prices (experienced during the quarter ended March 1999) as compared to the same period in 1998 and higher interest expense of $5 million.

The change in the Company's asset base and electric operations resulting from the LIPA Transaction contributed to the comparative reduction in Electric Services earnings, which now reflect primarily service-fee revenues under various service contracts with LIPA. The Company's operating margins under the agreements with LIPA are lower than those experienced prior to the LIPA Transaction. Earnings for the quarter and six months ended June 30, 1999 also include earnings of $2.9 million from our acquisition of the Ravenswood facility. The purchase of Ravenswood was completed on June 18, 1999. (See Note 10 to the Condensed Consolidated Financial Statements "Contractual Obligations and Contingencies.")

Comparative earnings from the Energy Related Investments segment for the quarter and six months ended June 30, 1999 as compared to the corresponding periods last year, on a proforma, combined company basis, primarily reflect earnings from our investment in Gulf Midstream Services Partnership ("GMS"), formed in December 1998, and more favorably results from our investments in Northern Ireland. In addition, for the quarter and six months ended June 30, 1998 results of operations from this segment reflect after-tax costs of $1.6 million and $3.2 million, respectively, to settle certain contracts associated with the sale, in 1997, of our domestic cogeneration investments and related fuel management operations.

Operating results from the Energy Related Services segment for the quarter and six months ended June 30, 1999 as compared to the corresponding periods last year, on a proforma, combined company basis reflect the benefits derived from the continued integration of companies acquired during the past two years and more favorable results from gas and electric marketing services. These benefits were offset by losses incurred by subsidiaries providing appliance and repair services, due to the start-up nature of their operations in highly competitive markets.

Earnings from the Other segment for the quarter and six months ended June 30, 1999 reflect charges, including preferred stock dividends, incurred by the corporate and administrative areas of the Company that have not been allocated to the various business segments, offset, in part, by interest income earned on investments of the proceeds from the LIPA Transaction.

REVENUES

GAS DISTRIBUTION
Utility firm gas and transportation sales volumes for the quarter and six months ended June 30, 1999, were 29,650 MDTH and 116,189 MDTH, respectively. Total gas sales and transportation, which includes sales and transportation to interruptible and off-system customers, were 38,648 MDTH and 142,027 MDTH for the quarter and six months ended June 30, 1999, respectively.

On a proforma, combined company basis, firm gas and transportation sales volumes for the quarter and six months ended June 30, 1998, were 30,120 MDTH and 106,213 MDTH, respectively. On a proforma, combined company basis total gas sales and transportation for the quarter and six months ended June 30, 1998 were 40,105 MDTH and 139,223 MDTH, respectively.

Weather, as measured by annual degree days, was 9.2% warmer than normal for the six months ended June 30, 1999 as compared to 18.3% warmer than normal for the corresponding period last year. Firm gas sales normalized for weather were 2.5% higher in the six months ended June 30, 1999 as compared to the six months ended June 30, 1998, reflecting ongoing gas sales growth.

Gas Distribution revenues for the quarter and six months ended June 30, 1999 were $277.5 million and $993.3 million, respectively, compared to $152.9 million and $424.8 million for the comparable periods in 1998. The increase in revenues for the quarter and six months was principally the result of the inclusion of Brooklyn Union revenues for the entire quarter and six months ended June 30, 1999. Reported revenues for the quarter and six months ended June 30, 1998 include Brooklyn Union revenues for the period May 29, 1998 through June 30, 1998 only. On a proforma, combined company basis, total Gas Distribution revenues for the quarter and six months ended June 30, 1998 were $303.7 million and $1,063.7 million, respectively. Set forth below are net gas revenues on a proforma, combined company basis:

                                                                                          (In Thousands of Dollars)
-------------------------------------------------------------------------------------------------------------------
                                  Three Months          Three Months            Six Months          Six Months
                                     Ended                  Ended                 Ended               Ended
                                    June 30,               June 30,              June 30,            June 30,
                                      1999                  1998                   1999                1998
------------------------------------------------------------------------------------------------------------------
Gas Distribution

Revenues                     $         277,482     $       303,714         $      993,312      $    1,063,681

Cost of Gas                             96,819             115,439                408,073             447,155

Revenue Taxes                           18,425              20,436                 62,621              67,042
------------------------------------------------------------------------------------------------------------------
Net Revenues                 $         162,238     $       167,839         $      522,618      $      549,484
==================================================================================================================

The decrease in comparative net gas revenues of $5.6 million and $26.9 million for the three and six months respectively, was due primarily to rate reductions associated with the KeySpan Acquisition. Brooklyn Union reduced rates to its core customers by $23.9 million on an annual basis effective May 29, 1998 and Brooklyn Union of Long Island reduced its rates to core customers by $12.2 million annually effective February 5, 1998 and by an additional $6.3 million annually effective May 29, 1998. Reduced net revenues resulting from the reductions amounted to $4.8 million for the quarter ended June 30, 1999 and $19.2 million for the six months ended June 30, 1999. Further, revenues derived from Brooklyn Union's appliance and repair services are included in Gas Distribution revenues for the period January 1, 1998 through March 31, 1998. In April 1998, Brooklyn Union "spun-off" its appliance and repair services to KESol and, as a result, Gas Distribution revenues for 1999 do not include revenues from such services. As required by the NYPSC, on July 1, 1999, Brooklyn Union of Long Island discontinued providing non-safety related appliance repair services. These services are now offered by KESol to customers within Brooklyn Union of Long Island's service territory. Net revenues as a percentage of Gas Distribution sales were approximately 53% and 52% for the six months ended June 30, 1999 and 1998, respectively.

GAS EXPLORATION AND PRODUCTION
Gas Exploration and Production revenues for the quarter and six months ended June 30, 1999 were $35.0 million and $61.5 million respectively, as compared to $11.7 million for the quarter and six months ended June 30, 1998. For the periods ended June 30, 1998, Gas Exploration and Production revenues are reflected for the period May 29, 1998 through June 30, 1998 only.

On a proforma combined company basis, revenues from this segment were $35.1 million and $68.0 million for the quarter and six months ended June 30, 1998, respectively. Revenues for the quarter ended June 30, 1999 as compared to the same period last year reflect the benefits derived from a 6% increase in production volumes, offset by a 6% decrease in average realized gas prices. Revenues for the six months ended June 1999 as compared to the same period in 1998 primarily reflect significantly lower average realized gas prices in the quarter ended March 1999. The effective price realized (average wellhead price received for production including hedging gains and losses) generally has been increasing recently and was $2.03 per MCF for the quarter ended June 30, 1999 compared to $2.17 per MCF for the corresponding quarter of 1998. The average wellhead price was also $2.03 per MCF in the current quarter compared to $2.13 per MCF for the quarter ended June 30, 1998. The effective wellhead prices for the six months ended June 30, 1999 and 1998 were $1.82 per MCF and $2.15 per MCF, respectively. Gas production for the three and six months ended June 30, 1999 was 17.2 BCFe and 33.7 BCFe, respectively as compared to 16.2 BCFe and 31.6 BCFe for the three and six months ended June 30, 1998, respectively. At December 31, 1998, THEC had total natural gas reserves of approximately 480 BCFe, primarily in the Gulf of Mexico and Texas.

ELECTRIC SERVICES
Electric Services revenues of $189.7 million and $364.3 million for the quarter and six months ended June 30, 1999 represent revenues under various LIPA Service Agreements and approximately two weeks of revenues from our Ravenswood investment. Revenues of $398.4 million for the quarter ended June 30, 1998 reflect Electric Distribution revenues of LILCO only for the period April 1, 1998 through May 28, 1998 and Electric Services revenues for the period May 29, 1998 through June 30, 1998 under various LIPA Service Agreements. Revenues of $954.1 million for the six months ended June 30, 1998 reflect Electric Distribution revenues of LILCO only for the period January 1, 1998 through May 28, 1998 and Electric Services revenues under various LIPA Service Agreements for the period May 29, 1998 through June 30, 1998.

The decrease in electric revenues for the three and six months ended June 30, 1999 when compared to the same period in 1998, was the result of the LIPA Transaction. Prior to the LIPA Transaction, LILCO provided fully integrated electric services to its customers. Included within the rates charged to customers was a return on the capital investment in the generation and T&D assets, as well as recovery of the electric business costs to operate the system. Upon completion of the LIPA Transaction, the nature of the Company's electric business changed from that of owner of an electric generation and T&D system, with a significant capital investment, to a new role as owner of the non-nuclear generation facilities and as manager of the T&D system now owned by LIPA. In its new role, the Company's capital investment is significantly reduced and accordingly, its revenues under the LIPA contracts reflect that reduction.

Revenues resulting from the LIPA Service Agreements included the following:

Revenues realized under the Management Services Agreement("MSA") were $105.6 million for the quarter and $204.9 million for the six months ended June 30, 1999. These revenues are derived from the performance, by KeySpan Electric Services, LLC, of the day-to-day operation and maintenance of LIPA's T&D system, management of construction additions to the T&D system, and management of LIPA's interest in the Nine Mile Point Nuclear Power Station, Unit 2
("NMP2").

Revenues realized by KeySpan Generation, LLC under the Power Supply Agreement ("PSA") were $74.0 million for the quarter and $147.0 million for the six months ended June 30, 1999 and are derived from the sale of capacity and energy to LIPA from the Company's generating facilities at rates approved by the Federal Energy Regulatory Commission ("FERC").

Revenues realized by KeySpan Energy Trading Services, LLC under the Energy Management Agreement ("EMA") were $1.4 million for the quarter and $3.7 million for the six months ended June 30, 1999 and result from the management of fuel supplies for LIPA to fuel the Company's generating facilities, the management of energy purchases on a least-cost basis to meet LIPA's needs and the management of off-system electric sales.

Revenues realized from the Ravenswood facility from June 18, 1999 through June 30, 1999 were $8.7 million. (See Note 10 "Contractual Obligations and Contingencies" to the Condensed Consolidated Financial Statements for more details on the Ravenswood acquisition.)

ENERGY RELATED SERVICES
Revenues from the Energy Related Services segment were $37.1 million and $78.6 million for the quarter and six months ended June 30, 1999 respectively, as compared to $6.4 million for the comparable periods in 1998. For the periods ended June 30, 1998, Energy Related Services revenues are reflected for the period May 29, 1998 through June 30, 1998 only.

Revenues on a proforma, combined company basis from this segment were $17.3 million for the quarter ended June 30, 1998 and $32.1 million for the six months ended June 30, 1998, respectively. The increase in comparative revenues for the periods ended June 30, 1999 was due primarily to the inclusion of revenues from Fritze of $10.4 million and $20.9 million for the quarter and six months ended June 30, 1999, respectively. Moreover, revenues from KEM and KES increased for both the quarter and six months ended June 30, 1999 as compared to the comparable periods last year due to the benefits derived from companies acquired during the past two years and the growth in the number of customers purchasing energy from KES.

OPERATING EXPENSES

Total operating expenses were $475.4 million for the quarter ended June 30, 1999 as compared to $444.6 million for the quarter ended June 30, 1998. For the six months ended June 30, 1999 total operating expenses were $1,191.8 million as compared to $992.7 million for the six months ended June 30, 1998. Comparative total operating expenses reflect the change in the structure of the Company's business and the timing of the LIPA Transaction and KeySpan Acquisition.

Operating expenses, excluding the cost of gas and revenue taxes (i.e., net operating expenses), were $360.2 million and $721.1 for the three and six months ended June 30, 1999, respectively. On a proforma, combined company basis, net operating expenses, excluding special charges, were $480.3 million and $1,053.8 million for the quarter and six months ended June 30, 1998. The discussion that follows presents a comparison of net operating expenses, excluding special charges, on a proforma, combined company basis, by major segment for the quarter and six months ended June 30, 1999 compared to the corresponding periods last year.

GAS DISTRIBUTION
Net operating expenses were $140.8 million, or 51% of Gas Distribution revenues, for the quarter ended June 30, 1999 as compared to $164.4 million, or 54% of Gas Distribution revenues, for the quarter ended June 30, 1998 on a proforma, combined company basis. For the six months ended June 30, 1999 net operating expenses were $295.4 million as compared to $337.8 million for the six months ended June 30, 1998 on a proforma, combined company basis. The decrease of $23.6 million and $42.4 million for the quarter and six months ended June 30, 1999 as compared to the corresponding periods last year was due to a significant reduction in operations and maintenance expense reflecting, primarily, the benefits derived from cost reduction measures and operating efficiencies employed during the past few years. Such measures included, but were not limited to, the early retirement program completed in 1998, and similar measures employed in prior years by Brooklyn Union. Further, Brooklyn Union's "spin-off" of non-safety related appliance repair services to KESol in 1998 contributed to the reduction in operating and maintenance expense for the six months ended June 30, 1999. Brooklyn Union of Long Island discontinued providing non-safety related appliance repair services on July 1, 1999.

The Company is committed to realizing the forecasted $1 billion of net operating synergy savings (over a ten-year period) currently being reflected in utility tariff rates and contracts with LIPA;

however, no assurances can be given as to what level of savings will be realized.

GAS EXPLORATION AND PRODUCTION
Gas Exploration and Production operating expenses for the quarter ended June 30, 1999 were $24.4 million, or 70% of Gas Exploration and Production revenues, as compared to $26.8 million, or 76% of Gas Exploration and Production revenues, for the corresponding period last year on a proforma, combined company basis. Operating expenses were $47.5 million for the six months ended June 30, 1999 as compared to $52.7 million for the six months ended June 30, 1998 on a proforma, combined company basis. The comparative decrease in expenses for the quarter and six months was primarily due to a decrease in depletion expense. In December 1998, THEC recorded a pre-tax impairment charge of $130 million to reduce the value of its proved gas reserves in accordance with the asset ceiling test limitations of the SEC applicable to gas exploration and development operations accounted for under the full cost method. As a result, THEC's depletion rate for the quarter and six months ended June 30, 1999 was $1.05 per MCFe of production and $1.04 per MCFe of production, respectively, as compared to $1.25 per MCFe of production for both the quarter and six months ended June 30, 1998.

ELECTRIC SERVICES
Operating expenses for the quarter and six months ended June 30, 1999 were $157.3 million and $299.0 million, respectively as compared to $264.3 million and $616.5 million for the quarter and six months ended June 30, 1998, respectively. The decrease in operating expenses was due primarily to the elimination of electric fuel expense. As a result of the LIPA Transaction, and in accordance with the terms of the EMA, LIPA is responsible for paying directly the cost of fuel and purchased power. Further, for the quarter and six months ended June 30, 1999 depreciation expense decreased by $15.9 million and $39.5 million, respectively, and operating taxes decreased by $42.4 million and $105.8 million, respectively, as compared to the corresponding periods last year. Due to the LIPA Transaction, significant property related assets were sold to LIPA and, as a result, related depreciation and property taxes are no longer incurred by the Company. Offsetting these decreases was the effect on operating expenses associated with electric regulatory amortizations, primarily the Rate Moderation Component ("RMC"), which reduced operating expenses by $40.0 million in the quarter ended June 30, 1998 and by $79.9 million in the six months ended June 30, 1998.

ENERGY RELATED SERVICES
Operating expenses for the quarter ended June 30, 1999 were $38.0 million, as compared to $20.7 million for the quarter ended June 30, 1998 on a proforma, combined company basis. Operating expenses were $82.0 million for the six months ended June 30, 1999 as compared to $41.2 million for the six months ended June 30, 1998 on a proforma, combined company basis. The comparative increase in operating expenses for both periods was due to the formation and commencement of operations of KESol, the acquisition of Fritze in November 1998 and the integration of operations of other acquired companies during the past few years and increased purchased gas costs of KES.

OTHER INCOME AND DEDUCTIONS

Other income for the quarter and six months ended June 30, 1999 includes primarily earnings from the investment of the proceeds from the LIPA Transaction and equity earnings from subsidiaries comprising the Energy Related Investments segment, offset by a charge of $6 million to accrue carrying charges on certain rate settlement items previously recorded. For the three and six months ended June 30, 1998, other income includes benefits of approximately $10 million primarily related to certain electric regulatory incentives that have been discontinued due to the LIPA Transaction.

OTHER EXPENSES

Interest expense for the three and six months ended June 30, 1999 reflects the significantly reduced level of outstanding debt resulting from the LIPA Transaction. This benefit was offset, in part, by the interest expense from the KSE-acquired companies. Upon consummation of the LIPA Transaction, LIPA assumed substantially all of the outstanding debt of LILCO. The Company, in return, issued promissory notes to LIPA for its continuing obligation to pay principal and interest on certain series of debt that were assumed by LIPA. Since the LIPA Transaction occurred on May 28, 1998, interest expense for the three and six months ended June 30, 1998 reflects only one month of the reduced level of outstanding debt. However, interest expense for the three and six months ended June 30, 1999 reflects the reduction in outstanding debt for the entire periods. Outstanding debt at June 30, 1999 was $1.6 billion as compared to $4.5 billion (LILCO only) prior to the LIPA Transaction.

Income tax expense for the quarter and six months ended June 30, 1999 reflects the level of pre-tax income in both periods and an adjustment to deferred tax expense and current tax expense for the utilization of a previously deferred net operating loss carryforward ("NOL") recorded in 1998. In 1998, the Company recorded, as a deferred tax asset, a benefit of $52.2 million for a NOL that it will apply in its 1999 federal income tax return. In the quarter ended June 30, 1999, the Company reversed the deferred tax asset and recorded the NOL benefit in its current tax provision in anticipation of applying this NOL to this year's federal income tax payment.

LIQUIDITY, CAPITAL REQUIREMENTS AND DIVIDENDS

LIQUIDITY
The increase in cash flow from operations for the three and six months ended June 30, 1999 as compared to the corresponding periods last year, reflects continued strong results from core utility operations and the benefits from the integration of KSE-acquired companies. Further, cash flow from operations in 1999 reflects the benefit of the $52.2 million NOL on quarterly federal income tax payments for 1999, as previously discussed. Moreover, in May 1998, $250 million was funded into other postretirement Voluntary Employee Beneficiary Trusts and as a result, cash flow from operations for the three and six months ended June 30, 1998 was adversely affected.

At June 30, 1999, the Company had cash and temporary cash investments of $307.3 million and had available unsecured bank lines of credit of $300 million. In addition, THEC has an unsecured available line of credit with a commercial bank that provides for a current commitment of $200 million. This line can be increased to $250 million, subject to certain conditions. During the quarter ended June 30, 1999, THEC incurred borrowings of $8.0 million under this facility, at which time $148 million was outstanding. Subsequent to June 30, 1999, THEC had borrowed an additional $4 million, bringing borrowings under this facility to $152 million.

CAPITAL  REQUIREMENTS
On June 15, 1999 the Company extinguished its promissory note to LIPA relating to the 7.30% Debentures due July 15, 1999. The Company's obligation for these debentures of $411.5 million consisted of the principal amount of $397.0 million and $14.5 million of interest accrued and unpaid. (See Note 9. to the Condensed Consolidated Financial Statements "Extinguishment of Long-Term Debt.")

The Company acquired the Ravenswood facility on June 18, 1999. As a means of financing the acquisition, the Company entered into a lease agreement with a special purpose, unaffiliated financing entity that acquired a portion of the facility directly from Con Ed and leased it to a subsidiary of the Company. The lease program was established in order for the Company to finance up to $425 million of the $597 million acquisition cost of the facility. The balance of the funds needed to acquire the facility were provided from cash on hand. (See Note
10. to the Condensed Consolidated

Financial Statements "Contractual Obligations and Contingencies" for more details on the lease agreement.)

In 1998, the Company's Board of Directors authorized the repurchase of a portion of the Company's outstanding common stock. The initial authorization permitted the repurchase of up to 10 percent of the Company's then outstanding stock, or approximately 15 million common shares. A second authorization permits the Company to use up to an additional $500 million of cash for the purchase of common shares. As of July 29, 1999, the Company had repurchased 19.6 million of its common shares for $568.9 million. In addition, the Company has commenced an "odd-lot" program whereby holders of less than 100 shares of the Company's common stock may sell their shares to the Company or "round-up" their holdings to 100 shares. The Company intends to continue repurchasing its common stock on the open market.

As a result of the LIPA Transaction, the Company had a significant amount of cash which it has used to, among other things, repurchase shares of its common stock on the open market, expand its operations through increased investments in energy related activities, such as gas processing plants and gas exploration, and acquire the Ravenswood facility. Management expects to access the financial markets during the fourth quarter of fiscal 1999 and during fiscal 2000 in order to issue approximately $500 million of debt securities. It is anticipated that a combination of tax-exempt debt obligations through the New York State Energy Research Development Authority ("NYSERDA"), and publicly traded unsecured debt obligations will be issued. Moreover, the debt may be issued through one or more wholly owned subsidiaries. It is anticipated that these securities will be issued to replace debt obligations that have matured, as previously discussed, and/or provide working capital. In addition, the Company intends to enter into certain interest rate swap transactions to hedge a portion of its outstanding fixed rate debt. The specific timing of these transactions will be determined in light of market conditions and other factors.

In addition, THEC may sell, in one or more offerings, shares of common and preferred stock, and/or unsecured debt securities. The aggregate initial offering price of the securities that will be issued are not expected to exceed $250 million. The specific timing of these offerings, as well as the prices and terms of the securities to be issued, will be determined in light of market conditions and other factors. THEC indicated that the net proceeds received from the sale of any securities will be used for the repayment of debt and general corporate purposes. The Company intends to, at a minimum, maintain its current 64% ownership interest of THEC and therefore, will purchase additional shares as necessary to maintain this level of ownership interest.

The Company is currently evaluating its entire capital structure to determine the appropriate levels of debt and equity. Further, the Company is evaluating certain credit facilities and may issue commercial paper during the fourth quarter. The Company anticipates that this evaluation process will be completed toward the latter part of 1999. At this point in time, except as indicated, the Company cannot determine the outcome of this evaluation process.

Through a subsidiary, the Company owns a 300-mile fiber optic network on Long Island and in New York City and is currently in the process of evaluating its options with respect to the use of this network. Specifically, the options under consideration include entering into a partnership with or acquiring a telecommunications company; using excess capacity on the fiber-optic network to provide services to other carriers, including telecommunications companies, Internet providers, cable television, as well as providing high-capacity transmission to commercial customers; or expanding the fiber-optic business network by bundling energy and telecommunications products and services for commercial customers.

The Company also continues to explore opportunities for expansion of its operations through one or more of the following types of transactions: mergers with or acquisitions of other utilities or entities; investments in new gas pipelines (and related assets) and gas exploration; or the purchase and/or construction of additional electric power plants. However, no assurance can be given that any additional transactions will occur or that such transactions, if completed, will be integrated with the Company's operations or prove to be profitable.

DIVIDENDS
On June 21, 1999, the Board of Directors declared a quarterly cash dividend of $0.445 per share on its outstanding common stock payable on August 1, 1999 to shareholders of record on July 14, 1999. The Company is currently paying a dividend at an annual rate of $1.78 per common share. The Company's dividend policy is reviewed annually by the Board of Directors. The amount and timing of all dividend payments is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial conditions and other factors.

GAS DISTRIBUTION - RATE MATTERS

By orders dated February 5, 1998 and April 14, 1998 the NYPSC approved a Stipulation and Agreement ("Stipulation") among Brooklyn Union, LILCO, the Staff of the NYPSC and six other parties that in effect approved the KeySpan Acquisition and established gas rates for both Brooklyn Union and Brooklyn Union of Long Island that are currently in effect. (For more information on these agreements refer to the Company's Annual Report on Form 10-K for the Transition Period ended December 31, 1998.)

ENVIRONMENTAL MATTERS

The Company is subject to various federal, state and local laws and regulatory programs related to the environment. Ongoing environmental compliance activities, which have not been material, are charged to operation and maintenance activities. The Company estimates that the remaining minimum cost of its MGP-related environmental cleanup activities, including costs associated with Ravenswood, will be approximately $134 million and has recorded a related liability for such amount. Further, as of June 30, 1999, the Company has expended a total of $13.2 million. (See Note 6. "Environmental Matters" and Note
10. "Contractual Obligations and Contingencies" to the Condensed Consolidated Financial Statements.)

YEAR 2000 ISSUES

The Company's computer applications are generally based on two digits and have required additional programming to recognize the start of the new millennium. Embedded hardware systems have also been updated in order to properly operate into the year 2000. The remediation and testing of critical systems necessary for the reliable and safe delivery of electricity and gas have been completed.

System Readiness

A corporate-wide project has been in progress since 1997 to review Company software, hardware, embedded systems and associated compliance plans. The project includes both information technology ("IT") and non-IT systems. Non-IT systems are basically vendor supplied embedded systems that are critical to the daily operations of the Company. These systems are generally in the following areas: electric production, distribution, and transmission; gas distribution; and communications. The readiness of suppliers and vendor systems has also been under review. The project is under the direction of the Year 2000 Program Office, chaired by the Vice President, Technology Operations and Corporate Y2K Officer.

The critical areas of operations have been addressed through a mission critical process review methodology. Each of the Company's mission critical processes has been reviewed to: identify and inventory sub-components; assess for year 2000 compliance;

establish  repair  plans  as  necessary;  and test in a year  2000  environment.
Mission critical functions consist of both service critical functions and business critical functions. Service critical functions relate to our ability to procure gas from suppliers and deliver the gas to our customers in a safe and reliable manner; and to generate electricity and maintain the electric transmission and distribution system for LIPA. As of July 1, 1999, inventory, assessment, repair, testing and the development of contingency plans for these systems have been completed. Business critical systems, which includes metering, billing and certain financial and accounting systems, are 96% complete in remediation and 90% complete in testing. Testing of the last of these systems will be complete by November 1, 1999. Reports have been filed with the NYPSC documenting, in detail, this status.

Vendors and business partners needed to support the mission critical processes are also being reviewed for their year 2000 readiness. At this time, none of these vendors have indicated to the Company that they will be materially adversely affected by the year 2000 problem. However, many vendors and business partners have not responded to repeated requests for their year 2000 readiness status. Included in the Company's overall contingency plans, are contingency plans that address vendor and business partners year 2000 risks.

Risk Scenarios and Contingency Plans

The Company has analyzed each of the mission critical processes to identify possible year 2000 risks. Each mission critical process will be certified by the responsible corporate officer as being year 2000 ready. The most reasonably likely worst case scenarios have been identified. Operating procedures have been reviewed to ensure that risks are minimized when entering the year 2000 and other high risk dates. Contingency plans have been completed to address possible failure points in each mission critical process. These plans will continue to be reviewed and revised as necessary. Revisions may be required based on the status of critical vendors and business partners. Testing of these contingency plans will continue to be performed internally, as well as with neighboring utilities and business partners.

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

Certain electric system components such as individual generating units, T&D control facilities, and the electric energy management system have the potential to be affected by the year 2000 problem. The Company has inventoried both its and LIPA's electric system components and developed a plan to certify mission critical processes as year 2000 ready. As manager of the T&D facilities, the Company is responsible for ensuring that these facilities operate properly and that related systems are year 2000 ready. Under the terms of the various LIPA contracts, LIPA will reimburse the Company for certain year 2000 costs incurred by the Company for these facilities. Contingency plans have been developed, where appropriate, for loss of critical system elements.

LOSS OF TELECOMMUNICATIONS

The Company has a substantial dependency on many telecommunication systems and services for both internal and external communication providers. External communications with the public and the ability of customers to contact the Company in cases of emergency response is essential. The Company is coordinating its emergency response efforts with the offices of emergency management of the various local governments within its service territory. Internally, there are a number of critical processes in both the gas and electric operating areas that rely on external communication providers. Contingency plans address methods for manually monitoring these functions and/or utilizing alternative communication methods.

In addition to the above, the Company has also planned for the following scenarios: short term reduction in system power generating capability; limitation to fuel oil operations; reduction in quality of power output; loss of automated meter reading; loss of ability to read customer meters, prepare bills and collect and process customer payments; and loss of the purchasing/materials management system.

The Company believes that, with modifications to existing software and conversions to new hardware and software, the year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions do not perform as expected and contingency plans fail, the year 2000 issue could have a material adverse impact on the operations of the Company, the extent of which cannot currently be determined.

Cost of Remediation

The Company expects to spend a total of approximately $30.8 million to address the year 2000 issue. As of June 30, 1999, $21.5 million had been expended on the project. The largest percentage expended is attributable to the assessment, repair and testing of corporate IT supported computer software and in-house written applications. In 1999, the IT year 2000 costs are expected to be 8.3% of the IT budget. The year 2000 issue has not directly resulted in delaying any other IT projects. Presently, the Company expects that cash flow from operations and cash on-hand will be sufficient to fund any remaining year 2000 project expenditures.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company and its subsidiaries are subject to various risk exposures and uncertainties associated with their operations. The primary risk exposures are related to firm gas contracts, financial instruments, various regulatory initiatives of the NYPSC and FERC, the increasingly competitive energy environment, and foreign currency fluctuations. The Company's exposure to the aforementioned market risks has remained substantially unchanged from December 31, 1998. However, due to the increased level of investment in Canadian affiliates in December 1998 and its continued investment in Northern Ireland, the Company's exposure to foreign currency fluctuations has increased. At June 30, 1999, the Company has approximately $230 million invested in these affiliates.

Also, during the period from January 1, 1999 to June 30, 1999, Brooklyn Union utilized derivative instruments, primarily swaps, to "lock-in" approximately 40% of its profit margins related to sales to its large-volume customers. The utility tariff applicable to certain large-volume customers permits gas to be sold at prices established monthly within a specified range expressed as a percentage of prevailing alternate fuel oil prices. Whenever hedge positions are in effect, the Company's subsidiaries are exposed to credit risk in the event of nonperformance by counter parties to derivative contracts, as well as nonperformance by the counter parties of the transactions against which they are hedged. The Company believes that the credit risk related to the swap instruments is no greater than that associated with the primary commodity contracts which they hedge, and that reduction of the exposure to price risk lowers the Company's overall business risk.

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

In addition, three shareholder derivative actions have been commenced pursuant to which such shareholders seek the return of the Payments or damages resulting from among other things, an alleged breach of fiduciary duty on the part of the former LILCO officers and directors. One action was brought on behalf of LILCO in federal court. The Company moved to dismiss this action in September 1998, and on June 25, 1999, the federal court issued an order dismissing this action. The other two actions were brought on behalf of the Company in New York State Supreme Court, Nassau County. In one of these state court actions, the Company's directors and the recipients of the Payments are also named as defendants.

Finally, two class action securities suits were filed in federal court alleging that certain officers and directors of LILCO violated the federal securities laws by failing to properly disclose that the LIPA Transaction and KeySpan Acquisitions would trigger the Payments. These actions were consolidated in October 1998.

On April 28, 1999, the Company signed a Stipulation and Agreement of Settlement to settle the above-referenced actions, except for the federal court derivative action, in exchange for (i) $7.9 million to be distributed (less plaintiffs' attorneys fees) to certain former LILCO and KSE shareholders and certain MarketSpan shareholders and (ii) the Company's agreement to implement certain corporate governance and executive compensation procedures. In this respect, the Company has agreed to, among other things, certain requirements with respect to the composition of its Audit and Compensation and Nominating Committees and has agreed to be bound by a number of enumerated principles in connection with the establishment and payment of executive compensation and severance benefits. These requirements, which are also required to be detailed in the Company's proxy statements for annual meetings of shareholders, may not be altered or rescinded prior to January 1, 2002. Further, the entire $7.9 million settlement commitment will be funded from insurance. The parties have submitted the settlement to the Nassau County Supreme Court for its review and approval. On June 30, 1999, following a hearing to consider the fairness of the settlement, the court gave final approval of the settlement. The parties have submitted to the court a judgment of settlement and on July 1, 1999 the court approved that judgment. On August 3, 1999 an intervener plaintiff filed a notice of appeal of that order and final judgment. Pending the outcome of the appeal, the parties intend to make an application to the federal court for an order and final judgment, dismissing the remaining federal court actions based, among other things, on the binding effect of the state court judgment.

In addition to the above-mentioned actions, a class action lawsuit has also been filed in the New York State Supreme Court, Suffolk County, by the County of Suffolk, on behalf of itself and other Suffolk County ratepayers, against LILCO's former officers and/or directors. The County of Suffolk alleges that the Payments were improper, and seeks to recover the Payments for the benefit of Suffolk County ratepayers. The Company moved to consolidate this action with the above-mentioned consolidated action in October 1998. On May 4, 1999, the parties submitted a stipulation of discontinuation to the court.

In October 1998, the County of Suffolk and the Towns of Huntington and Babylon commenced an action against LIPA, the Company, the NYPSC and others in the United States District Court for the Eastern District of New York (the "Huntington Lawsuit"). The Huntington Lawsuit alleges, among other things, that LILCO ratepayers (i) have a property right to receive or share in the alleged capital gain that resulted from the transaction with LIPA (which gain is alleged to be at least $1 billion); and (ii) that LILCO was required to refund to ratepayers the amount of a Shoreham-related deferred tax reserve (alleged to be at least $800 million) carried on the books of LILCO at the consummation of the LIPA Transaction. In December 1998, and again in June 1999, the plaintiffs amended their complaint. The amended complaint contains allegations relating to the Payments and adds the recipients of the Payments as defendants. In June 1999, the Company was served with the second amended complaint. The Company intends to file a motion to dismiss the second amended complaint.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on May 20, 1999 (Annual Meeting). The persons named below were elected as Directors by holders of the Company's Common Stock, casting votes in favor or withholding votes as indicated:


                                            VOTES                 VOTES

             DIRECTOR                     IN FAVOR              WITHHELD

LILYAN H. AFFINITO                       106,283,893           14,873,860
GEORGE BUGLIARELLO                       106,386,066           14,771,687
ROBERT B. CATELL                         106,496,729           14,661,024
HOWARD R. CURD                           106,473,146           14,684,607
RICHARD N. DANIEL                        106,567,865           14,589,888
DONALD H. ELLIOTT                        106,519,662           14,638,091
ALAN H. FISHMAN                          106,590,334           14,567,419
JAMES R. JONES                           106,468,778           14,688,975
STEPHEN W. MCKESSY                       106,534,614           14,623,139
EDWARD D. MILLER                         106,579,640           14,578,113
BASIL A. PATERSON                        106,353,423           14,804,330
JAMES Q. RIORDAN                         106,458,082           14,699,671
FREDERIC V. SALERNO                      106,509,267           14,648,486
VINCENT TESE                             106,478,822           14,678,931


The voting results of the other items that were approved by shareholders at the Annual Meeting are as follows:

1. Ratification of the appointment of Arthur Andersen LLP as independent auditors for the period January 1, 1999 to December 31, 1999.

                   FOR             AGAINST         ABSTAIN      BROKER NON-VOTES
                   ---             -------         -------      ----------------

  COMMON SHARES   119,885,950      601,527         670,276       NOT APPLICABLE

2. Approval of an amendment of the Company's Certificate of Incorporation to change the Company's name to KeySpan Corporation.

                   FOR           AGAINST         ABSTAIN        BROKER NON-VOTES
                   ---           -------         -------        ----------------

  COMMON SHARES    119,681,554   824,064         652,135         NOT APPLICABLE



3. Approval of the Company's Employee Discount Stock Purchase Plan.

                   FOR          AGAINST         ABSTAIN         BROKER NON-VOTES
                   ---          -------         -------         ----------------

  COMMON SHARES    94,063,633   4,485,779       1,485,805           21,122,536



4.    Approval of the Company's  Long-Term  Performance  Incentive  Compensation
      Plan.

                   FOR          AGAINST         ABSTAIN         BROKER NON-VOTES
                   ---          -------         -------         ----------------

  COMMON SHARES    75,968,065   22,006,732      2,060,420           21,122,536



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

*3.1     Certificate of Incorporation of the Company effective
         April 16, 1998, Amendment to

         Certificate of Incorporation of the Company effective May 26, 1998, Amendment to

         Certificate of Incorporation of the Company effective May 26, 1998, Amendment to

         Certificate of Incorporation of the Company effective
         April 7, 1999, and Amendment to

         Certificate of Incorporation of the Company effective May 20, 1999.

*10.1 Guaranty, dated as of June 9, 1999, from the Company in favor of LIC Funding, Limited Partnership.

*10.2 Lease Agreement, dated as of June 9, 1999, between LIC Funding, Limited Partnership and KeySpan-Ravenswood, Inc. (Section 12(b)(i), (ii) and (iii) and Section 12(c)(i),
                (ii) and (iii), have been omitted from the material and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment. These sections appear on pages 60 and 61 of the complete document).

*10.3 Long-Term Performance Incentive Compensation Plan effective May 20, 1999.

*27             Financial Data Schedule

(b)             Reports on Form 8-K

In its Report on Form 8-K dated May 20, 1999, the Company reported that it changed its corporate name from MarketSpan Corporation to KeySpan Corporation.

In its Report on Form 8-K dated June 22, 1999, the Company reported that on June 18, 1999 it acquired the 2,168 megawatt Ravenswood electric generation facility from the Consolidated Edison Company of New York, Inc.

-------------------------

*Filed Herewith

                      KEYSPAN CORPORATION AND SUBSIDIARIES



                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned there unto duly authorized.






                                          KEYSPAN CORPORATION

                                             (Registrant)



Date August 13, 1999                    s/ Ronald S. Jendras
                                        ------------------------------
                                        Ronald S. Jendras
                                        Vice President, Controller
                                        and Chief Accounting Officer