Form 10-Q
period 1999-09-30
KEYSPAN CORP
filed 1999-11-12
CIK 1062379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    Form 10-Q
(Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended       September 30, 1999
                                       OR
___      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

                         Commission file number 1-14161

                               KEYSPAN CORPORATION
             (Exact name of Registrant as specified in its charter)

             New York                                    11-3431358
-------------------------------------              ---------------------
(State     or    other                                 (I.R.S. Employer
jurisdiction of incorporation or organization)         Identification No.)

175 East Old Country Road, Hicksville, New York       11801
One MetroTech Center, Brooklyn, New York              11201
------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class of Common Stock         Outstanding at October 20, 1999
   -------------------------------------------------------------
        $.01 par value                             133,866,077

                      KEYSPAN CORPORATION AND SUBSIDIARIES

                                      INDEX



                      Part I. FINANCIAL INFORMATION              Page No.
                                                                 ---------

Item 1. Financial Statements

               Condensed Consolidated Balance Sheet -
               September 30, 1999 and December 31, 1998                3

               Condensed Consolidated Statement of Income -
               Three and Nine Months Ended September 30,
               1999 and 1998                                           5

               Condensed Consolidated Statement of Cash Flows -
               Three and Nine Months Ended September 30,
               1999 and 1998                                           6

               Notes to Condensed Consolidated Financial
               Statements                                              7

Item 2. Management's Discussion and Analysis Of Financial
               Condition and Results of Operations                     21

Item 3. Quantitative and Qualitative Disclosures
               About Market Risk                                       40


                      Part II.      OTHER INFORMATION

Item 1 - Legal Proceedings                                              41

Item 6 - Exhibits and Reports on Form 8-K                               44


Signatures                                                              45


                             CONDENSED CONSOLIDATED BALANCE SHEET
                                  (IN THOUSANDS OF DOLLARS)

                                                         September    30,      December    31,
                                                         1999                  1998
                                                         -----------------     ----------------

                                                         (Unaudited)           (Audited)
ASSETS

CURRENT ASSETS
    Cash and temporary cash investments              $   129,899           $   942,776
    Customer accounts receivable                         174,865               320,836
    Other accounts receivable                            200,519               230,479
    Allowance for uncollectible accounts                 (23,300)              (20,026)
    Special deposits                                     90,634                145,684
    Gas in storage, at average cost                      163,318               145,277
    Materials and supplies, at average cost              74,948                74,193
    Other                                                182,096               72,818
                                                         -----------------     ----------------

                                                         992,979               1,912,037
                                                         -----------------     ----------------


EQUITY INVESTMENTS                                       325,929               289,193
                                                         -----------------     ----------------

PROPERTY
    Electric                                             1,337,563             1,109,199
    Gas                                                  3,373,802             3,257,726
    Other                                                368,235               345,007
    Accumulated depreciation                             (1,563,592)           (1,480,038)
    Gas exploration and production, at cost              1,096,583             994,104
    Accumulated depletion                                (500,154)             (447,733)
                                                         -----------------     ----------------

                                                         4,112,437             3,778,265
                                                         -----------------     ----------------


DEFERRED CHARGES
    Regulatory assets                                    313,837               279,524
    Goodwill                                             251,023               254,040
    Other                                                361,675               382,043
                                                         -----------------     ----------------

                                                         926,535               915,607
                                                         -----------------     ----------------

TOTAL ASSETS                                         $   6,357,880         $   6,895,102
                                                         =================     ================

   See accompanying notes to the Condensed Consolidated Financial Statements.


                             CONDENSED CONSOLIDATED BALANCE SHEET
                                  (IN THOUSANDS OF DOLLARS)


                                                         September 30,         December 31,
                                                         1999                  1998
                                                         -----------------     ----------------
                                                         (Unaudited)           (Audited)
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
    Current maturities of long-term debt             $   1,000            $    398,000
    Current redemption of preferred stock                363,000               -
    Accounts payable and accrued expenses                451,845               519,288
    Notes payable                                        103,950               -
    Dividends payable                                    61,461                66,232
    Taxes accrued                                        6,079                 69,742
    Customer deposits                                    32,021                29,774
    Interest accrued                                     8,918                 19,965
                                                         -----------------     ----------------
                                                         1,028,274             1,103,001
                                                         -----------------     ----------------

DEFERRED CREDITS AND OTHER LIABILITIES
    Regulatory liabilities                               29,129                27,854
    Deferred federal income tax                          197,978               71,549
    Operating reserves                                   494,681               457,459
    Other                                                82,815                75,740
                                                         -----------------     ----------------
                                                         804,603               632,602
                                                         -----------------     ----------------

CAPITALIZATION
    Common stock, $.01 par value, authorized
      450,000,000 shares; outstanding 134,214,473
       and 144,628,654 shares stated at                  2,973,388             2,973,388
    Retained Earnings                                    438,896               474,188
    Accumulated foreign currency adjustment              2,502                 (952)
    Treasury stock purchased                             (712,888)             (423,716)
                                                         -----------------     ----------------
      Total common equity                                2,701,898             3,022,908
    Preferred stock                                      84,359                 447,973
    Long-term debt                                       1,663,040             1,619,067
                                                         -----------------     ----------------
TOTAL CAPITALIZATION                                     4,449,297             5,089,948
                                                         -----------------     ----------------

MINORITY INTEREST IN SUBSIDIARY COMPANY                  75,706                69,551
                                                         -----------------     ----------------
TOTAL LIABILITIES AND CAPITALIZATION                 $   6,357,880         $   6,895,102
                                                         =================     ================

   See accompanying notes to the Condensed Consolidated Financial Statements.


                          CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                         (Unaudited)
                     (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                         Three Months Ended           Nine Months Ended
                                                           September 30,                 September 30,
                                                        1999         1998             1999          1998
                                                        ---------    ----------       ----------    ---------
REVENUES
Gas Distribution                                    $   208,572   $  203,241       $  1,208,254  $  629,516
Gas Exploration and Production                          42,081       30,545           103,622       42,258
Electric Services                                       241,259      176,358          606,552       244,723
Electric Distribution                                   -            -                -             885,693
Energy Related Services                                 46,557       24,437           124,675       30,823
                                                        ---------    ----------       ----------    ---------
Total Revenues                                          538,469      434,581          2,043,103     1,833,013
                                                        ---------    ----------       ----------    ---------
OPERATING EXPENSES
Purchased gas                                           62,560       56,305           470,633       247,895
Fuel and purchased power                                 -           -                -             257,786
Operations and maintenance                              298,679      259,895          793,197       581,474
Depreciation, depletion and amortization                63,130       59,202           180,698       147,401
Electric regulatory amortizations                       -            -                -             (79,875)
Operating taxes                                         77,317       77,824           258,355       292,704
                                                        ---------    ----------       ----------    ---------
Total Operating Expenses                                501,686      453,226          1,702,883     1,447,385
                                                        ---------    ----------       ----------    ---------
OPERATING INCOME                                        36,783       (18,645)         340,220       385,628
                                                        ---------    ----------       ----------    ---------
OTHER INCOME AND (DEDUCTIONS)
Income from equity investments                          4,268        3,315            9,749         3,108
Interest income                                         1,884       24,769           20,673        41,378
Minority interest                                       (3,035)       (750)          (5,226)    4   (1,318)
Other                                                   1,317          450            3,183          7,837
                                                        ---------    ----------       ----------    ---------
Total Other Income                                      4,434        27,824           28,379        51,005
                                                        ---------    ----------       ----------    ---------
INCOME BEFORE INTEREST CHARGES AND INCOME TAXES         41,217       9,179            368,599       436,633
                                                        ---------    ----------       ----------    ---------
INTEREST CHARGES                                        26,661       30,945           95,001        207,797
                                                        ---------    ----------       ----------    ---------
INCOME TAXES
Current                                                 (23,111)     (9,853)          (14,886)      133,904
Deferred                                                28,651       5,743            113,258       (40,601)
                                                        ---------    ----------       ----------    ---------
Total Income Taxes                                      5,540        (4,110)          98,372        93,303
                                                        ---------    ----------       ----------    ---------
NET INCOME                                              9,016        (17,656)         175,226       135,533
Preferred stock dividend requirements                   8,688        8,694            26,067        32,857
                                                        ---------    ----------       ----------    ---------
EARNINGS FOR COMMON STOCK                           $   328       $  (26,350)      $  149,159    $  102,676
Foreign Currency Adjustment                             (2,281)      860              3,454         (569)
                                                        =========    ==========       ==========    =========
COMPREHENSIVE INCOME                                $   (1,953)   $  (25,490)      $  152,613    $  102,107
                                                        =========    ==========       ==========    =========
AVERAGE COMMON SHARES OUTSTANDING (000)                 136,506      157,328          140,079       137,720
BASIC AND DILUTED EARNINGS PER COMMON SHARE         $   0.00      $  (0.17)        $  1.06       $  0.75
                                                        =========    ==========       ==========    =========

   See accompanying notes to the Condensed Consolidated Financial Statements.



                        CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                         (Unaudited)
                                  (IN THOUSANDS OF DOLLARS)

                                                  THREE          Three            NINE
                                                  MONTHS         Months           MONTHS        Nine Months
                                                  ENDED          Ended            ENDED         Ended
                                                  SEPTEMBER      September        SEPTEMBER     September
                                                  30, 1999       30, 1998         30, 1999      30, 1998
                                                  -------------  -------------    ------------  -------------
OPERATING ACTIVITIES
Net Income                                        $  9,016       $  (17,656)      $ 175,226     $  135,533
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES
Depreciation, depletion and amortization
Electric regulatory amortizations                    63,130         59,202          180,698        147,401
Deferred income tax                                  -              -                 -            (79,875)
Income from equity investments                       28,651         5,743           113,258        (40,601)
Dividends from equity investments                    (4,268)        (3,315)         (9,749)        (3,108)
CHANGES IN ASSETS AND LIABILITIES                    2,079          2,078           6,375          2,078
Accounts receivable
Materials and supplies, fuel oil and gas in          9,141          58,973          155,538        141,068
storage                                              (67,249)       (52,244)        (18,997)       14,614
Accounts payable and accrued expenses                17,207         17,973          (143,858)      (71,679)
Interest accrued                                     (6,403)        (20,741)        (11,050)       35,565
Special deposits                                     17,743         (101,311)       55,050         (63,723)
Pensions and other post retirement benefits          -               -              -              (283,774)
Other                                                (25,911)       (75,546)        (59,437)       (173,344)
                                                     -----------    ----------      -----------    ----------
Net Cash Provided by (Used in) Operating
Activities                                           43,136         (126,844)       443,054        (239,845)
                                                     -----------    ----------      -----------    ----------
INVESTING ACTIVITIES
Capital expenditures                                 (138,307)      (114,153)       (512,257)      (270,088)
Net cash from KeySpan Acquisition                    -              -               -              165,168
Net proceeds from LIPA Transaction                   -              -               -              2,314,588
Other                                                21,222         (4,098)         10,015         (21,777)
                                                     -----------    ----------      -----------    ----------
Net Cash (Used in) Provided by Investing
Activities                                           (117,085)      (118,251)       (502,242)      2,187,891
                                                     -----------    ----------      -----------    ----------
FINANCING ACTIVITIES
Proceeds from sale of common stock                   -              6,536           -              17,604
Treasury stock purchased                             (166,440)      (101,483)       (289,172)      (101,483)
Issuance of preferred stock                          -              -               -              75,000
Notes payable                                        103,950        -               103,950        -
Issuance of long-term debt                           25,523         3,000           40,523         3,000
Payment of long-term debt                            -              -               (397,000)      (100,000)
Preferred stock dividends paid                       (8,688)        (8,682)         (26,067)       (34,555)
Common stock dividends paid                          (57,692)       (69,081)        (185,375)      (213,466)
Other                                                (100)          32              (548)          (17,265)
                                                     -----------    ----------      -----------    ----------
Net Cash (Used in) Financing Activities              (103,447)      (169,678)       (753,689)      (371,165)
                                                     -----------    ----------      -----------    ----------
Net (Decrease) or Increase in Cash and Cash
Equivalents                                          (177,396)      (414,773)       (812,877)      1,576,881
                                                     ===========    ==========      ===========    ==========
Cash and cash equivalents at beginning of period      307,295        2,171,649       942,776        179,995
Net (Decrease or Increase in cash and cash
equivalents                                       $  (177,396)   $  (414,773)     $ (812,877)   $  1,576,881
                                                     -----------    ----------      -----------    ----------
Cash and Cash Equivalents at End of Period        $  129,899     $  1,756,876     $ 129,899     $  1,756,876
                                                     ===========    ==========      ===========    ==========


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

     In addition, Company subsidiaries operate the electric T&D system owned by LIPA, own and sell capacity and energy to LIPA from the Company's generating facilities located on Long Island and manage fuel supplies for LIPA to fuel the Company's Long Island generating facilities through long-term service contracts that range from eight to fifteen years.
     Moreover, Company subsidiaries own, lease and operate the 2,168 megawatt Ravenswood electric generation facility, ("Ravenswood Facility") located in Long Island City, Queens. (See Note 10 "Contractual Obligations and Contingencies" for a description of the Ravenswood transaction.)

     Other Company subsidiaries are involved in gas and oil exploration and production; wholesale and retail gas and electric marketing; appliance, heating, ventilation and air conditioning services; large energy-system ownership, installation and management; and electric infrastructure construction. Further, certain subsidiaries have investments in natural gas pipelines and gas distribution facilities; midstream natural gas processing and gathering facilities and gas storage facilities, domestically and internationally. (See Note 9 "Business Segments" for additional information.)


2. BASIS OF PRESENTATION

     The financial statements presented herein reflect the results of operations of the consolidated Company for the three and nine months ended September 30, 1999, as well as for the three months ended September 30, 1998. For financial reporting purposes, LILCO is deemed the acquiring company pursuant to a purchase accounting transaction in which KSE was acquired. Consequently, the financial statements presented herein for the nine months ended September 30, 1998 reflect the results of operations of the consolidated Company from May 29, 1998 through September 30, 1998. Periods prior to May 29, 1998, (i.e., January 1, 1998 through May 28, 1998)reflect results of operations of LILCO only. Since the acquisition of KSE was accounted for as a purchase, purchase accounting adjustments, including goodwill, have been reflected in the financial statements included herein.

     In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1999, and the results of its operations and cash flows for the three and nine months ended September 30, 1999 and 1998. Certain reclassifications were made to conform prior period financial statements with the current period financial statement presentation. Other than as noted, adjustments were of a normal, recurring nature.


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

     Electric Services revenues are derived from billings to LIPA for the management and operation of LIPA's T&D system, electric generation, and fuel management. (For a description of the various services agreements with LIPA, see the Company's Annual Report on Form 10-K for the transition period ended December 31, 1998.) In addition, electric revenues also include revenues from the Ravenswood Facility from June 18, 1999 to September 30, 1999. Revenues from electric generation generally are unaffected by weather variations since virtually all costs of production are recovered in fixed fee billings to LIPA and Con Edison, the Company's electric generation customers.

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

     As of September 30, 1999, THEC estimates, using prices in effect as of such date, that the ceiling limitation imposed under full cost accounting rules exceeded actual capitalized costs.


5.   GOODWILL

     At September 30, 1999, the Company had recorded goodwill in the amount of $251.0 million, representing the excess of acquisition cost over the fair value of net assets acquired related to its purchases of certain investments, including $165.2 million, net of accumulated amortization of $5.7 million, relating to the KeySpan Acquisition.
     Goodwill is being amortized over 15 to 40 years.


6. ENVIRONMENTAL MATTERS

     The Company has recorded a liability of approximately $125.2 million associated with investigation and remedial obligations with respect to 14 of the Company's former manufactured gas plant ("MGP")sites, three of which are designated as "Class II Sites." Three MGP sites (one Class II Site) are associated with Brooklyn Union's operations or its predecessors; 11 MGP sites are associated with the operations of Brooklyn Union of Long Island or its predecessors (two of which are designated as Class II Sites). With respect to the Brooklyn Union MGP sites, a total of $47.3 million has been accrued, representing the best estimate of remedial costs for two sites that are subject to Administrative Orders on Consent ("AOC's") with the New York State Department of Environmental Conservation ("DEC") and the minimum range of an estimate for the investigation and/or remediation of other sites. Discussions with the DEC are ongoing with regards to investigation of other sites. With respect to Brooklyn Union of Long Island MGP sites, a total of $77.9 million has been accrued as a minimum of an estimated range of costs for the 11 sites that will be investigated/remediated. Two AOC's were executed on March 31, 1999 for Brooklyn Union of Long Island MGP sites. One AOC addressed two MGP sites classified as Class II Sites on the State registry of inactive hazardous waste sites. The other AOC addressed four other MGP sites. Both AOC's generally require Brooklyn Union of Long Island to investigate the condition of each site and conduct remediation activities depending on the results of the investigation. Brooklyn Union of Long Island also has entered into an AOC with the DEC requiring the Company to conduct preliminary site assessments for the five other former MGP sites that are no longer owned by the Company.

     Under prior rate orders, the Public Service Commission of the State of New York ("NYPSC") has allowed recovery of costs related to certain Brooklyn Union MGP sites. At September 30, 1999, the Company has a total remaining regulatory asset of approximately $100 million. The Company believes that current rate plans in effect for both Gas Distribution subsidiaries provide for recovery of environmental costs attributable to the Gas Distribution segment.


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

     The Company's regulatory assets of $313.8 million are primarily comprised of regulatory tax assets, costs associated with the KeySpan Acquisition, certain environmental remediation and investigation costs and postretirement benefits other than pensions. In the opinion of management, regulatory assets are fully recoverable in rates.

     In the event that the provisions of SFAS-71 were no longer applicable, the Company estimates that the related write-off of net regulatory assets (regulatory assets less regulatory liabilities) could result in a charge to net income of approximately $185.1 million, or approximately $1.36 per share of common stock, which would be classified as an extraordinary item.

8. EXTINGUISHMENT OF LONG-TERM DEBT AND FINANCING

     In June 1999, the Company extinguished its obligation under a promissory note to LIPA relating to the 7.30% Debentures due July 15, 1999. The Company's obligation for these debentures of $411.5 million consisted of the principal amount of $397.0 million and $14.5 million of interest accrued and unpaid.

     At September 30, 1999, the Company had available unsecured bank lines of credit of $300 million. Borrowings were made during the month of September 1999. The average outstanding daily balance during the month was $40.2 million at a weighted average annualized rate of 5.52%. At September 30, 1999, the Company had $103.9 million in short-term borrowings outstanding at a weighted average annualized rate of 5.83%.


9. BUSINESS SEGMENTS

     The Company has six reportable segments: Gas Distribution, Gas Exploration and Production, Electric Services, Energy Related Investments, Energy Related Services and Other.

     The Gas Distribution segment consists of Brooklyn Union and Brooklyn Union of Long Island, providers of gas distribution services in the New York City counties of Kings, Richmond and Queens and the Long Island counties of Nassau and Suffolk.

     The Gas Exploration and Production segment is engaged in gas and oil exploration and production, and the development and acquisition of domestic natural gas and oil properties. This segment consists of our 64% equity interest in THEC, an independent natural gas and oil exploration company, as well as KeySpan Exploration and Production LLC, our wholly owned subsidiary engaged in a joint venture with THEC. The Company is currently reviewing its strategic alternatives for THEC, which may include the sale of all or a portion of THEC. (See Management's Discussion and Analysis of Financial Condition and Results of Operations, "Capital Requirements" for further information.)

     The Electric Services segment consists of subsidiaries that own and operate oil and gas fired generating plants in Queens and Long Island, and through long-term contracts, manage the electric T&D system, the fuel and electric purchases, and the off-system electric sales for LIPA. In addition a subsidiary provides services in electric infrastructure construction to Company affiliates and to third parties.

     Subsidiaries in the Energy Related Investments segment include a 20% equity interest in the Iroquois Gas Transmission System LP; a 50% interest in the Premier Transco Pipeline and a 24.5% interest in Phoenix Natural Gas, both in Northern Ireland; and investments in certain midstream natural gas assets in Western Canada owned jointly with Gulf Canada Resources Limited, through the Gulf Midstream Services Partnership ("GMS"). These subsidiaries are accounted for under the equity method since the Company's ownership interests are 50% or less. Accordingly, equity income from these investments is reflected in Other Income and (Deductions) in the Condensed Consolidated Income Statement.

     The Company's Energy Related Services segment primarily includes KeySpan Energy Management Inc. ("KEM"), KeySpan Energy Services Inc. ("KES"), KeySpan Communications Corporation, KeySpan Energy Solutions, LLC ("KESol"), Fritze KeySpan, LLC ("Fritze"), and Delta KeySpan Inc. ("Delta"). KEM owns, designs and/or operates energy systems for commercial and industrial customers and provides energy-related services to clients located primarily within the New York City metropolitan area. KES markets gas and electricity, and arranges transportation and related services, largely to retail customers, including those served by the Company's two gas distribution subsidiaries. KeySpan Communications Corporation owns a 300-mile fiber optic network on Long Island and in New York City. KESol, Fritze and Delta provide various appliance, heating, ventilation and air conditioning services to customers within the Company's service territory, New Jersey and Rhode Island. KESol was established in April 1998, Fritze was acquired in November 1998 and Delta was acquired in September 1999.

     The Other segment primarily represents unallocated administrative expenses of the Company, preferred stock dividends, and earnings from the investment of cash proceeds from the LIPA Transaction.

     The accounting policies of the segments are the same as those used for the preparation of the Condensed Consolidated Financial Statements. The Company's segments are strategic business units that are managed separately because of their different operating and regulatory environments. At September 30, 1999, the total assets of certain reportable segments have increased from levels reported at December 31, 1998 as follows: the Gas Exploration and Production segment's assets increased by $14.5 million due to our formation of and investment in KeySpan Exploration and Production LLC; the Electric Services segment's assets increased by $230.0 million due to the acquisition of the Ravenswood Facility (see Note 10 "Contractual Obligations and Contingencies" for more details), and $4.9 million due to the formation of KeySpan Energy Construction; the Energy Related Investments segment's assets increased by $7.4 million due to the acquisition by GMS of 37% of Paddle River Gas Plant; and the assets of the Energy Related Services segment increased by $21.2 million due to the acquisition of Delta Mechanical of New England, Inc., a heating, ventilation and air conditioning company in Rhode Island. (See Management's Discussion and Analysis of Financial Condition and Results of Operations, "Capital Requirements" for further information on these acquisitions.) The segment information presented below reflects amounts reported in the Condensed Consolidated Financial Statements, excluding special charges, for the three and nine months ended September 30, 1999 and 1998.

Three Months Ended September 30, 1999                                                                  (In Thousands of Dollars)
------------------------------------------------------------------------------------------------------------------------------------
                    Gas           Gas Exploration  Electric Services Energy Related     Energy Related
                    Distribution  and Production                     Investments        Services          Other        Total
------------------------------------------------------------------------------------------------------------------------------------
Revenue             $208,572      $  42,081          $241,259        $        -        $    46,557       $    -    $  538,469
------------------------------------------------------------------------------------------------------------------------------------
Cost of Gas         62,560                -                 -                 -                  -            -        62,560

Operations
and
Maintenance         106,101       7,532               131,403             1,276             45,325        7,042       298,679

Depreciation
Depletion
&
Amortization        24,630        18,644               12,395               196               993         6,272        63,130

Operating Taxes     41,168           107               36,724                 -                 -          (682)       77,317

Intercompany
Billings            2,748              -               11,345                 -                 -       (14,093)            -
------------------------------------------------------------------------------------------------------------------------------------

Total Expense    $237,207        $26,283             $191,867            $1,472           $46,318       $(1,461)     $501,686
------------------------------------------------------------------------------------------------------------------------------------

Operating Income $(28,635)       $15,798             $ 49,392           $(1,472)          $   239       $ 1,461      $ 36,783
------------------------------------------------------------------------------------------------------------------------------------

Earnings
for
Common Stock     $(29,037)       $ 5,435             $ 28,164           $ 2,651           $   286       $(7,171)      $   328
------------------------------------------------------------------------------------------------------------------------------------
Basic and
Diluted
EPS              $  (0.21)       $  0.04            $    0.21           $  0.02           $  0.00        $(0.06)      $  0.00
------------------------------------------------------------------------------------------------------------------------------------

Three Months Ended September 30, 1998                                                               (In Thousands of Dollars)
------------------------------------------------------------------------------------------------------------------------------------
                    Gas           Gas Exploration  Electric Services Energy Related     Energy Related
                    Distribution  and Production                     Investments        Services          Other        Total
------------------------------------------------------------------------------------------------------------------------------------
Revenue             $203,241      $   30,545       $  176,358        $       89         $   24,348        $   -       $ 434,581
------------------------------------------------------------------------------------------------------------------------------------
Cost of Gas         56,305              -                -                 -                  -                 -       56,305

Operations
and
Maintenance         101,939            6,994          111,712             1,396         $   23,938          13,916     259,895

Depreciation
Depletion
&
Amortization         23,647           19,759            9,824               108                426           5,438      59,202

Operating Taxes      38,779              171           30,243                 1                349           8,281      77,824

Intercompany
Billings                581                -           12,955                 -                  -         (13,536)         -
------------------------------------------------------------------------------------------------------------------------------------
Total Expense      $221,251          $26,924         $164,734            $1,505            $24,713         $14,099    $453,226
------------------------------------------------------------------------------------------------------------------------------------
Operating Income   $(18,010)         $ 3,621         $ 11,624           $(1,416)           $  (365)        $(14,099)  $(18,645)
------------------------------------------------------------------------------------------------------------------------------------

Earnings
for
Common Stock       $(26,842)         $ 1,315         $  4,380           $ 1,174             $   77         $ (2,639)  $(22,535)(a)
------------------------------------------------------------------------------------------------------------------------------------

Basic and
Diluted
EPS                $  (0.17)         $ 0.01          $   0.03           $  0.01             $  0.00        $  (0.03)  $  (0.15)(a)
------------------------------------------------------------------------------------------------------------------------------------
(a) Excludes $3.8 million or $0.02 per diluted share of  non-recurring charges (net of tax) associated with the LIPA Transaction.


Nine Months Ended September 30, 1999                                                                     (In Thousands of Dollars)
------------------------------------------------------------------------------------------------------------------------------------
                    Gas           Gas Exploration  Electric Services Energy Related     Energy Related
                    Distribution  and Production                     Investments        Services          Other         Total
------------------------------------------------------------------------------------------------------------------------------------
Revenue             $1,208,254    $   103,622      $ 606,552         $         -       $ 124,675         $    -       $2,043,103
------------------------------------------------------------------------------------------------------------------------------------
Cost of Gas            470,633             -               -                   -               -              -          470,633

Operations
and
Maintenance            299,700         19,817        334,690           3,945             125,880           9,165         793,197

Depreciation
Depletion
&
Amortization            73,235         53,673         32,660             814               2,465          17,851         180,698

Operating Taxes        159,457            253         94,162               8                   3           4,472         258,355

Intercompany
Billings                 6,664              -         32,388               -                   -         (39,052)              -
------------------------------------------------------------------------------------------------------------------------------------

Total Expense       $1,009,689        $73,743       $493,900          $4,767             $128,348        $(7,564)      $1,702,883
------------------------------------------------------------------------------------------------------------------------------------

Operating Income    $  198,565        $29,879       $112,652          $(4,767)           $ (3,673)       $ 7,564       $  340,220
------------------------------------------------------------------------------------------------------------------------------------

Earnings
for
Common Stock        $   92,873        $ 9,239       $ 59,786          $ 5,401            $ (1,408)       $16,732)      $  149,159
------------------------------------------------------------------------------------------------------------------------------------

Basic and
Diluted
EPS                 $     0.66        $  0.07          $0.43          $  0.04            $  (0.01)       $ (0.13)       $    1.06
------------------------------------------------------------------------------------------------------------------------------------

Nine Months Ended September 30, 1998                                                                   (In Thousands of Dollars)
------------------------------------------------------------------------------------------------------------------------------------
                    Gas           Gas Exploration  Electric Services Energy Related     Energy Related
                    Distribution  and Production                     Investments        Services          Other        Total
------------------------------------------------------------------------------------------------------------------------------------
Revenue             $ 629,516      $   42,258        $1,130,416        $      117       $   30,706       $      -    $1,833,013
------------------------------------------------------------------------------------------------------------------------------------

Cost of Gas           247,895              -                 -                  -                -              -       247,895

Fuel and Purchased
Power                       -              -           257,786                  -                -              -       257,786

Operations
and
Maintenance           196,824          9,132           326,173              1,996           30,639         16,710       581,474

Depreciation
Depletion
&
Amortization           43,169         26,540           69,548                 108              588          7,448       147,401

Electric
Regulatory
Amortization                -             -           (79,875)                  -                -              -       (79,875)

Operating Taxes        89,160           216           193,451                   1              517          9,359        292,704

Intercompany
Billings                4,075             -            14,127                   -                -        (18,202)             -
------------------------------------------------------------------------------------------------------------------------------------

Total Expense        $581,123       $35,888          $781,210              $2,105          $31,744        $15,315     $1,447,385
------------------------------------------------------------------------------------------------------------------------------------

Operating Income      $48,393        $6,370          $349,206             $(1,988)         $(1,038)       $(15,315)   $ 385,628
------------------------------------------------------------------------------------------------------------------------------------

Earnings
for
Common Stock         $(3,680)       $2,343           $118,984             $1,222           $  (240)      $  (5,688)   $ 112,941(a)
------------------------------------------------------------------------------------------------------------------------------------

Basic and
Diluted
EPS                  $(0.03)       $  0.02             $0.86             $ 0.01              $0.00       $   (0.04)   $  0.82(a)
------------------------------------------------------------------------------------------------------------------------------------
(a) Excludes $10.3 million or $0.07 per diluted share of non-recurring charges (net of tax)  associated with the LIPA Transaction.

10.  CONTRACTUAL OBLIGATIONS AND CONTINGENCIES

       The Company acquired the 2,168 megawatt Ravenswood electric generating facility located in Long Island City, Queens, New York from Consolidated Edison Company of New York, Inc. ("Con Ed"), on June 18 1999 for approximately $597 million.

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

       The Company will be responsible for environmental obligations relating to facility operations other than liabilities arising from pre-closing disposal of waste at off-site locations and any monetary fines arising from Con Ed's pre-closing conduct. Based on information currently available for environmental contingencies related to the Ravenswood acquisition, the Company has accrued $5 million as the minimum liability to be incurred.

       The Company intends to seek regulatory approvals to expand the Ravenswood Facility through the installation of a gas-fired combined cycle generation unit with a capacity of approximately 250 megawatts that would increase electric generation capacity at the plant by 12%. The new capacity could be operational by 2002 depending upon the timing of regulatory approvals.

11.    ACQUISITION OF EASTERN ENTERPRISES

       On November 4, 1999, The Company and Eastern Enterprises ("Eastern") announced that the companies have signed a definitive merger agreement under which the Company will acquire all of the common stock of Eastern for $64.00 per share in cash. This represents a premium of 24% over the Eastern closing price of $51.56 on November 3, 1999, and a 45% premium over the average of the last 90-day trading period. The Agreement and Plan of Merger was filed as an exhibit to the Company's Form 8-K filed on November 5, 1999.

       The transaction has a total value of approximately $2.5 billion ($1.7 billion in equity and $0.8 billion in assumed debt and preferred stock). The transaction will be accounted for as a purchase. The increased size and scope of the combined organization should enable the combined company to provide enhanced, cost-effective customer service and to capitalize on the above-average growth opportunities for natural gas in the Northeast and provide additional resources to the Company's unregulated businesses. The combined companies will serve 2.4 million customers.

       It is anticipated that the combined company will have assets of $8.8 billion, $4.3 billion in revenues, and EBITDA of approximately $950 million. The Company expects pre-tax annual cost savings will be approximately $30 million. These cost savings result primarily from the elimination of duplicate corporate and administrative programs, greater efficiencies in operations and business processes, and increased purchasing efficiencies. The Company expects to achieve reductions due to the merger through a variety of programs which would include hiring freezes, attrition and separation programs. All union contracts will be honored.

       The Company expects to raise $1.7 billion of initial financing for the transaction in short term markets which will ultimately be replaced with long term financing. Going forward, the Company will actively manage its balance sheet to maintain strong investment grade ratings at each of its rated entities.

       The Company anticipates continuing its current annual dividend of $1.78. Eastern will continue to pay its dividend at the annual rate of $1.72.

       Upon completion of the transaction Mr. Robert B. Catell will remain chairman and CEO of the combined company and Mr. J. Atwood Ives, currently chairman and CEO of Eastern, will retire from active management at Eastern and will join the Company's board of directors. The Company's corporate headquarters will remain in New York and a headquarters in Boston will serve the New England operations.

       The merger is conditioned, among other things, upon the approval of Eastern shareholders, the Securities and Exchange Commission and the New Hampshire Public Utility Commission. The Company anticipates that the transaction can be completed in 9 to 12 months but is unable to determine when or if all required approvals will be obtained.

       In connection with the merger, Eastern has amended its merger agreement with EnergyNorth, Inc. ("EnergyNorth") to provide for an all cash acquisition of EnergyNorth shares at a price per share of $61.13. The restructured EnergyNorth merger is expected to close contemporaneously with the KeySpan/Eastern Enterprises transaction.

     Following the announcement that the Company has entered into an agreement to purchase Eastern Enterprises, Standard & Poor's Rating Services placed the Company's and certain of its subsidiaries', as well as Eastern's corporate credit, senior unsecured debt, and preferred stock on CreditWatch with negative implications. Similarly, Moody's Investors Service also placed the Company's and certain of its subsidiaries', as well as Eastern's corporate credit, senior unsecured debt, commercial paper and preferred stock on review for possible downgrade.

       Eastern  Enterprises  owns and operates Boston Gas Company,  Colonial Gas
       Company, Essex Gas Company, Midland Enterprises Inc. ("Midland"), Transgas Inc. ("Transgas"), and ServicEdge Partners, Inc. ("ServicEdge") Upon completion of the pending merger with EnergyNorth, Inc., Eastern will serve over 800,000 natural gas customers in Massachusetts and New Hampshire. Midland, headquartered in Cincinnati, Ohio, is the leading carrier of coal and a major carrier of other dry bulk cargoes on the nation's inland waterways. Transgas is the nation's largest over-the-road transporter of liquefied natural gas. ServicEdge is the largest unregulated provider of residential HVAC equipment installation and service to customers in Massachusetts.



12.    NEW FINANCIAL ACCOUNTING STANDARDS

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Results of operations for the three and nine months ended September 30, 1999 reflect the operations of the consolidated Company, which includes all KSE-acquired companies, Brooklyn Union of Long Island and subsidiaries providing electric services. Since the KeySpan Acquisition occurred on May 28, 1998, results of operations for the three months ended September 30, 1998 reflect the operations of the consolidated Company for that entire three month period.
However, as required under purchase accounting rules for the KeySpan Acquisition, results of operations for the nine months ended September 30, 1998 reflect the results of LILCO only for the period prior to the KeySpan Acquisition (January 1, 1998 through May 28, 1998) as well as the results of the consolidated Company for the period after the KeySpan Acquisition (May 29, 1998 through September 30, 1998). (Capitalized terms used in the discussions to follow but not otherwise defined, have the same meaning as when used in the Footnotes to the Condensed Consolidated Financial Statements included under Item 1.)

Earnings Summary

Consolidated earnings for the quarter ended September 30, 1999 were $0.3 million compared to a loss of $26.4 million, or $0.17 per diluted share, in the corresponding quarter last year. Earnings for the quarter ended September generally are marginal due to the seasonal nature of gas heating sales from our core gas distribution operations. The increase in comparative earnings for the quarter ended September 30, 1999 when compared to the same period of the prior year reflects, primarily, earnings from the acquisition of the Ravenswood
Facility. (See Note 9. to the Condensed Consolidated Financial Statements "Business Segments" for a summary of earnings for each business segment and Note
10. to the Condensed Consolidated Financial Statements "Contractual Obligations and Contingencies" for a discussion on the Ravenswood Acquisition.)

Consolidated earnings for the nine months ended September 30, 1999 were $149.2 million, or $1.06 per diluted share, compared to earnings of $102.7 million, or $.75 per diluted share, in the corresponding period last year. During the nine months ended September 30, 1998, the Company incurred after-tax special charges associated with the LIPA Transaction of $10.3 million or $0.07 per diluted share. Consolidated earnings, excluding special charges, for the nine months ended September 30, 1998 were $112.9 million or $0.82 per diluted share.

Due to the change in the structure of the Company's business as a result of the LIPA Transaction and the requirements of purchase accounting rules applicable to the KeySpan Acquisition (as discussed above), results of operations for the nine months ended September 30, 1999 are not comparable to the results of operations for the nine months ended September 30, 1998. For comparative purposes, we have combined the results of operations, excluding special charges associated with the LIPA Transaction, of KSE and LILCO for the entire nine month period ended September 30, 1998. This combined presentation is intended to reflect the results of the Company as if the KeySpan Acquisition occurred on the first day of the reporting period, i.e., January 1, 1998. This "proforma, combined company basis" format will also be used to explain variations in operating results between the nine months ended September 30, 1999 and the nine months ended September 30, 1998 in the discussions to follow.

The following table sets forth consolidated earnings for the quarter ended September 30, 1999 and September 30, 1998. In addition the table sets forth consolidated net income for the nine months ended September 30, 1999 and the proforma, combined company basis consolidated net income for the nine months ended September 30, 1998:

-------------------------------------------------------------------------------------------------
Results of Operations    Three Months     Three  Months     Nine Months        Nine Months Ended
(In    Thousands  of     Ended September  Ended September   Ended September    Ended September
Dollars)                 30, 1999         30, 1998          30,  1999          30, 1998
-------------------------------------------------------------------------------------------------
Gas Distribution         $(29,037)        $(26,842)          $92,873          $81,880

Gas Exploration and
Production                  5,435            1,315             9,239            9,120

Electric Services          28,164            4,380            59,786          118,984

Energy Related
Investments                 2,651            1,174             5,401             (690)

Energy Related Services       286               77            (1,408)          (5,651)

Other                      (7,171)          (2,639)          (16,732)          (6,872)
=================================================================================================

Earnings for Common Stock $   328         $(22,535)         $149,159         $196,771
=================================================================================================

Gas Distribution earnings for the quarter ended September 30, 1999 as compared to the corresponding quarter last year have remained relatively constant. Gas Distribution earnings for the quarter ended September 30 are unprofitable due to the seasonal nature of gas heating sales. Earnings for the nine months ended September 30, 1999 as compared to the same period in 1998, on a proforma, combined company basis reflect the benefits of significantly lower operating expenses and interest expense offset, in part, by lower net revenues (revenues less gas costs and revenue taxes) due to rate reductions associated with the KeySpan Acquisition.

Earnings from the Gas Exploration and Production segment for the quarter ended September 30, 1999 as compared to the corresponding quarter in 1998, reflect the combined benefits of a 16% increase in gas production volumes and an 18% increase in gas prices. These benefits were offset, in part, by increased interest expense of $2.1 million due to higher levels of debt outstanding. Earnings for the nine months ended September 30, 1999 remained relatively constant as compared to the corresponding period last year, on a proforma combined company basis. The benefits from higher production volumes and decreased operating expenses were offset by lower average realized gas prices and increased interest expense of $7.1 million due to higher levels of debt outstanding.

Electric Services earnings for the quarter and nine months ended September 30, 1999 reflect results from the various service contracts with LIPA and earnings from the Ravenswood Facility. The increase in comparative results for the quarter is due primarily to earnings of $23.0 million from the Ravenswood Facility. Earnings for the nine months ended September 30, 1998 reflect Electric Distribution results of LILCO for the period January 1, 1998 through May 28, 1998 and Electric Services results for the period May 29, 1998 through September 30, 1998 under various LIPA Service Agreements. The Company's operating margins under the agreements with LIPA are lower than those experienced prior to the LIPA Transaction. As a result, earnings for the nine months ended September 30, 1999 are lower than earnings for the comparable period in 1998.

Earnings from the Energy Related Investments segment for the quarter and nine months ended September 30, 1999 as compared to the corresponding periods last year, on a proforma, combined company basis, primarily reflect earnings from our investment in Gulf Midstream Services Partnership ("GMS"), formed in December 1998, and more favorable results from our investments in Northern Ireland. In addition, for the nine months ended September 30, 1998 results of operations from this segment reflect after-tax costs of $3.2 million to settle certain contracts associated with the sale, in 1997, of our domestic cogeneration investments and related fuel management operations.

Operating results from the Energy Related Services segment for the nine months ended September 30, 1999 as compared to the corresponding period last year, on a proforma, combined company basis reflect the benefits derived from the continued integration of companies acquired during the past two years and more favorable results from gas and electric marketing services. These benefits were offset by losses incurred by subsidiaries providing appliance and repair services.

Losses from the Other segment for the quarter and nine months ended September 30, 1999 reflect charges and preferred stock dividends incurred by the corporate and administrative areas of the Company that have not been allocated to the various business segments, offset, in part, by interest income earned on investments of the proceeds from the LIPA Transaction. Interest income has been decreasing as the Company continues to apply the proceeds from the LIPA Transaction to finance certain acquisitions, repurchase shares of its common stock on the open market, and retire maturing debt.


Revenues

GAS DISTRIBUTION
Gas Distribution revenues for the quarter and nine months ended September 30, 1999 were $208.6 million and $1,208.3 million, respectively, compared to $203.2 million and $629.5 million for the comparable periods in 1998. The increase in revenues for the nine months ended September 30, 1999 was principally the result of the inclusion of Brooklyn Union revenues for the entire nine months ended September 30, 1999. Reported revenues for the nine months ended September 30, 1998 include Brooklyn Union revenues for the period May 29, 1998 through September 30, 1998 only.

On a proforma, combined company basis, total Gas Distribution revenues for the nine months ended September 30, 1998 were $1,268.4 million. Set forth in the table below are: net gas revenues; firm gas sales volumes; transportation volumes (which includes transportation volumes for the delivery of gas to the Company's electric generation subsidiary on behalf of LIPA); and other sales volumes (which include sales and transportation volumes to interruptible and off-system customers) for the three months ended September 30, 1999 and 1998, the nine months ended September 30, 1999 and on a proforma, combined company basis the nine months ended September 30, 1998.

                                                            (In Thousands of Dollars)
---------------------------------------------------------------------------------------------
                       Three Months    Three Months      Nine Months      Nine Months
                       Ended           Ended             Ended            Ended
                       September 30,   September 30,     September 30,    September 30,
                       1999            1998              1999             1998
---------------------------------------------------------------------------------------------
Gas Distribution

Revenues               $208,572        $203,241          $1,208,254       $1,268,399

Cost of Gas              62,560          56,305             470,633          503,460

Revenue Taxes            12,675          12,533             75,296            79,575
=============================================================================================
Net Revenues           $133,337        $134,403           $662,325          $685,364
=============================================================================================
Firm Gas Sales (MDTH)    16,353          16,408            120,401           116,388

Firm Transportation(MDTH)35,241          24,995             76,793            39,705

Other Sales (MDTH)       12,441          14,594             38,279            47,604

Degree Days                 N/A             N/A              2,835             2,549

Warmer than Normal          N/A             N/A                9.7%             18.8%
---------------------------------------------------------------------------------------------

The decrease in comparative net gas revenues of $23.0 million for the nine months ended September 30, 1999 was due primarily to rate reductions associated with the KeySpan Acquisition. Brooklyn Union reduced rates to its core customers by $23.9 million on an annual basis effective May 29, 1998 and Brooklyn Union of Long Island reduced its rates to core customers by $12.2 million annually effective February 5, 1998 and by an additional $6.3 million annually effective May 29, 1998. For the nine months ended September 30, 1999, rate reductions impacted revenues by $19.2 million. Further, since April 1998, net revenues no longer reflect revenues derived from Brooklyn Union's appliance and repair services since these services have been "spun-off" to KESol.


GAS EXPLORATION AND PRODUCTION
Gas Exploration and Production revenues for the quarter and nine months ended September 30, 1999 were $42.1 million and $103.6 million respectively, as compared to $30.5 million and $42.3 million for the quarter and nine months ended September 30, 1998. For the nine months ended September 30, 1998, Gas Exploration and Production revenues are reflected for the period May 29, 1998 through September 30, 1998 only. On a proforma combined company basis, revenues from this segment were $98.6 million for the nine months ended September 30, 1998. The following table sets forth THEC's historical natural gas production data during the periods indicated:

--------------------------------------------------------------------------------
                          Three Months Three Months   Nine Months  Nine Months
                          Ended        Ended          Ended        Ended
                          September    September 30,  September    September
                          30, 1999     1998           30, 1999     30, 1998
--------------------------------------------------------------------------------
Production:

Natural gas production
(Mcf)                     17,922       15,482         51,572       47,102

Average sales price:

Natural gas (per Mcf)
realized                  $2.33        $1.98          $2.00        $2.09

Natural gas (per Mcf)
unhedged                  $2.47        $1.84          $2.05        $2.01
--------------------------------------------------------------------------------

Revenues for the quarter ended September 30, 1999, as compared to the same period last year, reflect the benefits derived from a 16% increase in production volumes, combined with an 18% increase in average realized gas prices (average wellhead price received for production including hedging gains and losses). Revenues for the nine months ended September 30, 1999, as compared to the same period in 1998, reflect a 9% increase in production volumes offset, in part, by a 4% decrease in average realized gas prices. At December 31, 1998, THEC had 480 BCFe of net proved reserves of natural gas, of which 80% was classified as proved developed.

ELECTRIC SERVICES
Electric Services revenues of $241.3 million and $606.6 million for the quarter and nine months ended September 30, 1999 represent revenues under various LIPA Service Agreements and revenues from the Ravenswood Facility from June 18, 1999. Revenues of $176.4 million for the quarter ended September 30, 1998 also reflect revenues under various LIPA Service Agreements. Revenues of $1,130.4 million for the nine months ended September 30, 1998 reflect Electric Distribution revenues of LILCO only for the period January 1, 1998 through May 28, 1998 and Electric Services revenues under various LIPA Service Agreements for the period May 29, 1998 through September 30, 1998.

The increase in electric revenues for the quarter ended September 30, 1999 as compared to the corresponding quarter in 1998, is due primarily to the Ravenswood Facility, which contributed $61.4 million during this quarter. The decrease in revenues for the nine months ended September 30, 1999 as compared to the same period in 1998, was the result of the LIPA Transaction. Prior to the LIPA Transaction, LILCO provided fully integrated electric services to its customers. Included within the rates charged to customers was a return on the capital investment in the generation and T&D assets, as well as recovery of the electric business costs to operate the system. Upon completion of the LIPA Transaction, the nature of the Company's electric business changed from that of owner of an electric generation and T&D system, with a significant capital investment, to a new role as owner of the non-nuclear generation facilities and as manager of the T&D system now owned by LIPA. In its new role, the Company's capital investment is significantly reduced and accordingly, its revenues under the LIPA contracts reflect that reduction.

Revenues resulting from the LIPA Service Agreements and from the Ravenswood Facility were as follows:

Revenues realized under the Management Services Agreement("MSA"), including incentives, were $96.0 million for the quarter and $300.8 million for the nine months ended September 30, 1999. For the quarter ended September 30, 1998 and for the period May 29, 1998 through September 30, 1998, revenues, including incentives, were $93.6 million and $131.4 million, respectively. These revenues are derived from the performance, by KeySpan Electric Services, LLC, of the day-to-day operation and maintenance of LIPA's T&D system, management of construction additions to the T&D system, and management of LIPA's interest in the Nine Mile Point Nuclear Power Station, Unit 2 ("NMP2").

Revenues realized by KeySpan Generation, LLC under the Power Supply Agreement ("PSA"), including incentives, were $80.6 million for the quarter and $228.2 million for the nine months ended September 30, 1999 and are derived from the sale of capacity and energy to LIPA from the Company's Long Island based generating facilities at rates approved by the Federal Energy Regulatory Commission ("FERC"). For the quarter ended September 30, 1998 and for the period May 29, 1998 through September 30, 1998, revenues, including incentives, were $80.6 million and $107.8 million, respectively. Under the terms of the PSA, LIPA is obligated to pay for capacity at rates which reflect a large percentage of the overall fixed cost for maintaining and operating the generating facilities. A small variable maintenance charge is imposed for each unit of energy actually acquired from these facilities. As a result, fluctuations in seasonal weather patterns do not have a significant effect on revenues under the PSA.

Revenues realized by KeySpan Energy Trading Services, LLC under the Energy Management Agreement ("EMA"), including incentives, were $3.0 million for the quarter and $7.2 million for the nine months ended September 30, 1999 and result from the management of fuel supplies for LIPA to fuel the Company's generating facilities, the management of energy purchases on a least-cost basis to meet LIPA's needs and the management of off-system electric sales. For the quarter ended September 30, 1998 and for the period May 29, 1998 through September 30, 1998, revenues, including incentives, were $2.2 million and $5.5 million, respectively.

Revenues realized from the Ravenswood facility were $61.4 million for the quarter ended September 30, 1999 and $70.1 million for the period June 18, 1999 through September 30, 1999. Currently, all of the capacity of and energy from the Ravenswood Facility is purchased by Con Ed. Similar to the PSA, current rates charged to Con Ed reflect a large percentage of the overall fixed cost for maintaining and operating the generating facilities. As a result, fluctuations in seasonal weather patterns do not have a significant effect on revenues. (See
Note 10 "Contractual Obligations and Contingencies" to the Condensed Consolidated Financial Statements for more details on the Ravenswood Acquisition.)

ENERGY RELATED SERVICES
Revenues from the Energy Related Services segment were $46.6 million and $124.7 million for the quarter and nine months ended September 30, 1999 respectively, as compared to $24.4 million and $30.8 million for the comparable periods in 1998. For the nine months ended September 30, 1998, Energy Related Services revenues are reflected for the period May 29, 1998 through September 30, 1998 only.

Revenues on a proforma, combined company basis from this segment were $56.9 million for the nine months ended September 30, 1998. The increase in comparative revenues for both the three and nine months ended September 30, 1999 was due primarily to the inclusion of revenues from Fritze KeySpan of $14.8 million and $35.7 million for the quarter and nine months ended September 30, 1999, respectively. Moreover, revenues from KEM and KES increased for both the quarter and nine months ended September 30, 1999 as compared to the comparable periods last year, due to the benefits derived from companies acquired during the past two years and the growth in the number of customers purchasing energy from KES. Further, Delta KeySpan, our newly acquired HVAC contractor, contributed revenues of $3.1 million for the quarter and nine months ended September 30, 1999.

Operating Expenses

Total operating expenses were $501.7 million for the quarter ended September 30, 1999 as compared to $453.2 million for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, total operating expenses were $1,702.9 million as compared to $1,447.4 million for the nine months ended September 30, 1998. Comparative total operating expenses for the nine months ended September 30, 1999 as compared to the same period in 1998, reflect the change in the structure of the Company's business and the timing of the LIPA Transaction and KeySpan Acquisition.

Net operating expenses (operating expenses less the cost of gas and revenue taxes) were $426.5 million and $1,157.0 million for the three and nine months ended September 30, 1999, respectively. On a proforma, combined company basis, net operating expenses, excluding special charges, were $384.4 million and $1,439.6 million for the quarter and nine months ended September 30, 1998. The discussion that follows presents a comparison of net operating expenses, excluding special charges, on a proforma, combined company basis, by major segment for the quarter and nine months ended September 30, 1999 compared to the corresponding periods last year.

GAS DISTRIBUTION
Net operating expenses were $162.0 million for the quarter ended September 30, 1999 as compared to $152.4 million for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, net operating expenses were $463.8 million as compared to $491.7 million for the nine months ended September 30, 1998 on a proforma, combined company basis. The increase in operating expenses for the quarter ended September 30, 1999 was due, in part, to increased property tax expense, as applicable property base and tax rates generally have increased, and increased employee benefit costs. However, the Company has realized significant reductions in operations and maintenance expense for the nine months ended September 30, 1999 compared to the corresponding period last year. These reductions reflect, primarily, the benefits derived from cost reduction measures and operating efficiencies employed during the past few years. Such measures included, but were not limited to, the early retirement program completed in 1998, and similar measures employed in prior years by Brooklyn Union. Further, Brooklyn Union's "spin-off" of non-safety related appliance repair services to KESol in 1998 contributed to the reduction in operating and maintenance expense for the nine months ended September 30, 1999. Brooklyn Union of Long Island discontinued providing non-safety related appliance repair services on July 1, 1999, further reducing operating expenses for this segment.

GAS EXPLORATION AND PRODUCTION
Operating expenses for the quarter and nine months ended September 30, 1999 were $26.3 million and $73.7 million, respectively. Operating expenses for the quarter and nine months ended September 30, 1998 on a proforma, combined company basis were $26.9 million and $79.6 million, respectively. The comparative decrease in expenses for the quarter and nine months was primarily due to a decrease in depletion expense. In December 1998, THEC recorded a pre-tax impairment charge of $130 million to reduce the value of its proved gas reserves in accordance with the asset ceiling test limitations of the SEC applicable to gas exploration and development operations accounted for under the full cost method. As a result, THEC's depletion rate for the quarter and nine months ended September 30, 1999 was $1.04 per MCFe of production compared to $1.28 per MCFe and $1.26 per MCFe of production for the quarter and nine months ended September 30, 1998, respectively.

ELECTRIC SERVICES
Operating expenses for the quarter and nine months ended September 30, 1999 were $191.9 million and $493.9 million, respectively as compared to $164.7 million and $781.2 million for the quarter and nine months ended September 30, 1998, respectively. The increase in comparative operating expenses for the quarter ended September 30, 1999 is due primarily to the inclusion of operating expenses for the Ravenswood Facility since June 1999. For the nine months ended September 30, 1999, operating expenses, as compared to the same period in 1998, decreased by $287.3 million due primarily to the elimination of electric fuel expense. As a result of the LIPA Transaction, and in accordance with the terms of the EMA, LIPA is responsible for paying directly the cost of fuel and purchased power. Further, for the nine months ended September 30, 1999, depreciation expense decreased by $36.9 million and operating taxes decreased by $99.3 million compared to the corresponding periods last year. Due to the LIPA Transaction, significant property related assets were sold to LIPA and, as a result, related depreciation and property taxes are no longer incurred by the Company. Offsetting these decreases is the addition of expenses associated with operating the Ravenswood Facility and the discontinuation of electric regulatory amortizations, primarily the Rate Moderation Component ("RMC"), which reduced operating expenses by $79.9 million for the nine months ended September 30, 1998.

ENERGY RELATED SERVICES
Operating expenses for the quarter ended September 30, 1999 were $46.3 million, as compared to $24.7 million for the quarter ended September 30, 1998. Operating expenses were $128.3 million for the nine months ended September 30, 1999 as compared to $65.9 million for the nine months ended September 30, 1998 on a proforma, combined company basis. The comparative increase in operating expenses for both periods, was due to the acquisition of Fritze KeySpan in November 1998 and Delta KeySpan in September 1999, the integration of operations of other acquired companies during the past few years, and increased purchased gas costs of KES. The formation and commencement of operations of KESol, in April 1998, also contributed to the comparative increase in operating expenses for the nine months ended September 30, 1999.


Other Income and Deductions

Other income for the quarter and nine months ended September 30, 1999 and 1998 includes earnings from the investment of the proceeds from the LIPA Transaction and equity earnings from subsidiaries comprising the Energy Related Investments segment. Interest income has been decreasing as the Company continues to use the proceeds from the LIPA Transaction to make certain acquisitions, repurchase shares of its common stock on the open market, and retire maturing debt. For the nine months ended September 30, 1998, other income also includes benefits related to certain electric regulatory incentives that have been discontinued due to the LIPA Transaction, offset, in part, by after-tax special charges associated with the LIPA Transaction.

Other Expenses

Interest expense for the three months ended September 30, 1999, as compared to the same period last year, primarily reflects the repayment of $397.0 million of promissory notes due LIPA that matured in June 1999. Interest expense for the nine months ended September 30, 1999 reflects the significantly reduced level of outstanding debt resulting from the LIPA Transaction. This benefit was offset, in part, by the interest expense from the KSE-acquired companies. Upon consummation of the LIPA Transaction, LIPA assumed substantially all of the outstanding debt of LILCO. The Company, in return, issued promissory notes to LIPA for its continuing obligation to pay principal and interest on certain series of debt that were assumed by LIPA. Since the LIPA Transaction occurred on May 28, 1998, interest expense for the nine months ended September 30, 1998 reflects only four months of the reduced level of outstanding debt. However, interest expense for the nine months ended September 30, 1999 reflects the reduction in outstanding debt for the entire period. Outstanding debt at September 30, 1999 was $1.7 billion as compared to $4.5 billion (LILCO only) prior to the LIPA Transaction.

Income tax expense for the quarter and nine months ended September 30, 1999 reflects the level of pre-tax income in both periods and for the nine months ended September 30, 1999, an adjustment to deferred tax expense and current tax expense for the utilization of a previously deferred net operating loss carryforward ("NOL") recorded in 1998. In 1998, the Company recorded, as a deferred tax asset, a benefit of $52.2 million for a NOL that it will apply in its 1999 federal income tax return. In the quarter ended June 30, 1999, the Company reversed the deferred tax asset and recorded the NOL benefit in its current tax provision in anticipation of applying this NOL to this year's federal income tax payment.

Liquidity, Capital Requirements and Financing

LIQUIDITY
The increase in cash flow from operations for the three and nine months ended September 30, 1999 as compared to the corresponding periods last year, reflects continued strong results from core utility operations, benefits derived from the acquisition of the Ravenswood Facility and, for the nine months ended September 30, 1999 the benefits from the integration of KSE-acquired companies. Further, cash flow from operations for the nine months ended September 30, 1999 reflects the benefit of the $52.2 million NOL on quarterly federal income tax payments for 1999, as previously discussed. Moreover, in May 1998, $250 million was funded into Voluntary Employee Beneficiary Trusts to fund certain employee post retirement welfare benefits and, as a result, cash flow from operations for the nine months ended September 30, 1998 was adversely affected.

As a result of the LIPA Transaction, the Company had a significant amount of cash which it has used to, among other things, repurchase shares of its common stock on the open market; retire outstanding debt; expand its operations through increased investments in energy related activities, such as gas processing plants and heating, ventilation and air-conditioning companies; and acquire the Ravenswood Facility. At September 30, 1999, the Company had cash and temporary cash investments of $129.9 million and available unsecured bank lines of credit of $300 million. Borrowings were made under these facilities during the month of September 1999. The average daily outstanding balance during the month was $40.2 million at a weighted average annualized rate of 5.52%. At September 30, 1999, the Company had $103.9 million in short-term borrowings outstanding at an annualized rate of 5.83%. In addition, THEC has an unsecured available line of credit with a commercial bank that provides for a current commitment of $240 million. This line can be increased to $250 million, subject to certain conditions. During the quarter ended September 30, 1999, THEC incurred borrowings of $12.0 million under this facility, at which time $160 million was outstanding at the end of the quarter. Subsequent to September 30, 1999, THEC borrowed an additional $21 million under this facility to acquire a 64% interest in two additional undeveloped wells.

The Company is in the process of negotiating a $700 million, revolving credit agreement with a one-year term with Chase Manhattan Bank to ensure credit availability and liquidity. Pricing under the facility will be subject to a ratings-based grid. The annual fee on this facility will be .075% per annum on the balance of funds available and borrowing will bear interest at LIBOR plus
50.0 basis points. Borrowings in excess of more than 33% of the total commitment will bear interest at LIBOR plus 62.5 basis points. This credit facility will be used to support an anticipated $700 million commercial paper program. The Company anticipates issuing commercial paper beginning in the fourth quarter of calendar year 1999. Proceeds received from commercial paper borrowings will be used to repay outstanding borrowings under the Company's current line of credit and will also be used for general corporate purposes. The existing line of credit will be terminated upon execution of the revolving credit agreement. The Company anticipates issuing commercial paper rather than borrowing on the new revolving credit agreement.

CAPITAL REQUIREMENTS
On November 4, 1999, the Company entered into a definitive agreement with Eastern Enterprises ("Eastern"), pursuant to which the Company will acquire all of the outstanding common stock of Eastern for $64.00 per share in cash. The transaction has a total value of approximately $2.5 billion ($1.7 billion in equity and $0.8 billion in assumed debt and preferred stock). Eastern owns and operates, among other entities, Boston Gas Company, Colonial Gas Company, Essex Gas Company and Midland Enterprises Inc. (See Note 11. To the Condensed Consolidated Financial Statements "Acquisition of Eastern Enterprises" for more information.)

In September 1999, a Company subsidiary purchased Delta Mechanical of New England, Inc. The company builds and installs heating, ventilating, and air conditioning ("HVAC") systems primarily for commercial customers in Rhode Island and in the New England region and is the largest HVAC contractor in Rhode Island with revenues of approximately $30 million for the twelve months ended May 31, 1999. Also in September, the Company, through GMS, completed the acquisition of Richland Petroleum's 37% interest in the Paddle River Gas Plant. The acquired plant interest is owned by a Company subsidiary and managed by GMS. The gas plant, located in Alberta, Canada, is capable of processing up to 82 million cubic feet per day (mmcf/d) of raw sour gas, with modern acid gas re-injection and natural gas liquids recovery facilities. With current throughput of about 40 mmcf/d, the plant's unutilized capacity represents a significant opportunity. The total acquisition price for these two transactions amounted to $19.6 million.

In June 1999, the Company acquired the Ravenswood Facility. As a means of financing the acquisition, the Company entered into a lease agreement with a special purpose, unaffiliated financing entity that acquired a portion of the facility directly from Con Ed and leased it to a subsidiary of the Company. The lease program was established in order for the Company to finance up to $425 million of the $597 million acquisition cost of the facility. The balance of the funds needed to acquire the facility were provided from cash on hand. (See Note
10. to the Condensed Consolidated Financial Statements "Contractual Obligations and Contingencies" for more details on the lease agreement.)

The Company has begun a process to review strategic alternatives regarding its investment in THEC. The process will include an assessment of the role of THEC within the Company's future strategic plan, and will consider a full range of strategic transactions which could include the sale of all or a portion of its investment in THEC. The Company has decided not to continue its full commitment with regards to its joint venture drilling program with THEC. The drilling program will be extended only on a quarter-by-quarter basis until March 31, 2000. The remaining balance of the cash investments for 1999 will continue to be carried forward through the expiration of the drilling program, but will be limited to expenditures for further development of existing successful wells and not for new exploration activities. In addition, the Company has decided to extend its credit facility agreement with THEC beyond 1999 on a quarter-by-quarter basis until March 31, 2000.

FINANCING

On October 27 1999, the Company's wholly-owned subsidiary, KeySpan Generation LLC issued, through the New York State Energy Research Development Authority, $41.1 million of Pollution Control Revenue Refunding Bonds, 1999 Series A. The proceeds from this financing will be used to extinguish a portion of the Company's promissory notes due LIPA. The initial interest rate on these tax-exempt bonds will be 3.95% and will apply through January 13, 2000. Thereafter, the interest rate will be reset based on an auction procedure. The Company anticipates that the interest rate on these tax-exempt bonds will be substantially lower than the interest rate on the debt it is replacing.

In June 1999, the Company extinguished a portion of its promissory notes to LIPA. The Company's obligation for these debentures of $411.5 million consisted of the principal amount of $397.0 million and $14.5 million of interest accrued and unpaid. (See Note 8. to the Condensed Consolidated Financial Statements "Extinguishment of Long-Term Debt and Financing.") Management expects to access the financial markets during the first quarter of fiscal 2000 in order to issue approximately $400 million of debt securities to replace the debt obligation that has matured.

In 1998, the Company's Board of Directors authorized the repurchase of a portion of the Company's outstanding common stock. The initial authorization permitted the repurchase of up to 10 percent of the Company's then outstanding stock, or approximately 15 million common shares. A second authorization permits the Company to use up to an additional $500 million of cash for the purchase of common shares. As of October 20 1999, the Company had repurchased 24.9 million of its common shares for $723.4 million. At this point in time, the Company has discontinued repurchasing its common stock on the open market. However, the Company reserves the right to repurchase additional shares of its common stock on the open market if future market conditions warrant.

The Company continues to explore opportunities for expansion of its operations through one or more of the following types of transactions: mergers with or acquisitions of other utilities or entities; investments in new gas pipelines (and related assets) and gas exploration; or the purchase and/or construction of additional electric power plants. However, no assurance can be given that any additional transactions will occur or that such transactions, if completed, will be integrated with the Company's operations or prove to be profitable.

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

Environmental Matters

The Company is subject to various federal, state and local laws and regulatory programs related to the environment. Ongoing environmental compliance activities, which have not been material, are charged to operation and maintenance activities. The Company estimates that the remaining minimum cost of its MGP-related environmental cleanup activities, including costs of $5.0 million associated with the Ravenswood Facility, will be approximately $130.2 million and has recorded a related liability for such amount. Further, as of September 30, 1999, the Company has expended a total of $14.3 million. (See Note
6. "Environmental Matters" and Note 10. "Contractual Obligations and Contingencies" to the Condensed Consolidated Financial Statements.)


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

The critical areas of operations have been addressed through a mission critical process review methodology. Each of the Company's mission critical processes has been reviewed to: identify and inventory sub-components; assess for year 2000 compliance; establish repair plans as necessary; and test in a year 2000 environment. Mission critical functions consist of both service critical functions and business critical functions. Service critical functions relate to our ability to procure gas from suppliers and deliver the gas to our customers in a safe and reliable manner; and to generate electricity and maintain the electric transmission and distribution system for LIPA. As of July 1, 1999, inventory, assessment, repair, testing and the development of contingency plans for these systems was completed. As of September 30, 1999 business critical systems, which includes metering, billing and certain financial and accounting systems, were 98% complete in remediation and 93% complete in testing. Testing of the last of these systems will be complete by November 30, 1999. Reports have been filed with the NYPSC documenting, in detail, this status.

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

LOSS OF ELECTRIC GENERATION OR ELECTRIC TRANSMISSION AND DISTRIBUTION

Electric  utilities  are  physically  connected  on a  regional  basis to manage electric load. This interconnection is often referred to as the regional grid. Presently, the Company is working, on behalf of LIPA, with other regional utilities to develop a coordinated operating plan. Should there be an instability in the grid, the Company has the ability to remove LIPA's facilities and operate independently.

Certain electric system components, such as individual generating units, T&D control facilities, and the electric energy management system, have the potential to be affected by the year 2000 problem. The Company has inventoried both its and LIPA's electric system components and developed a plan to certify mission critical processes as year 2000 ready. As manager of the T&D facilities, the Company is responsible for ensuring that these facilities operate properly and that related systems are year 2000 ready. Under the terms of the various LIPA contracts, LIPA will reimburse the Company for certain year 2000 costs incurred by the Company for these facilities. Contingency plans have been developed, where appropriate, for loss of critical system elements.

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

Cost of Remediation

The Company expects to spend a total of approximately $30.8 million to address the year 2000 issue. As of September 30, 1999, $24.7 million had been expended on the project. The largest percentage expended is attributable to the assessment, repair and testing of corporate IT supported computer software and in-house written applications. In 1999, the IT year 2000 costs are expected to be 8.3% of the IT budget. The year 2000 issue has not directly resulted in delaying any other IT projects. Presently, the Company expects that cash flow from operations and cash on-hand will be sufficient to fund any remaining year 2000 project expenditures.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company and its subsidiaries are subject to various risk exposures and uncertainties associated with their operations. The primary risk exposures are related to firm gas contracts, financial instruments, various regulatory initiatives of the NYPSC and FERC, the increasingly competitive energy environment, and foreign currency fluctuations. The Company's exposure to the aforementioned market risks has remained substantially unchanged from December 31, 1998. However, due to the increased level of investment in Canadian affiliates in December 1998 and its continued investment in Northern Ireland, the Company's exposure to foreign currency fluctuations has increased. At September 30, 1999, the Company has approximately $245.0 million invested in these affiliates.

Also,  during the period from  January 1, 1999 to September  30, 1999,  Brooklyn
Union utilized derivative instruments, primarily swaps, to "lock-in" approximately 60% of its profit margins related to sales to its large-volume customers. The utility tariff applicable to certain large-volume customers permits gas to be sold at prices established monthly within a specified range expressed as a percentage of prevailing alternate fuel oil prices. Whenever hedge positions are in effect, the Company's subsidiaries are exposed to credit risk in the event of nonperformance by counter parties to derivative contracts, as well as nonperformance by the counter parties of the transactions against which they are hedged. The Company believes that the credit risk related to the swap instruments is no greater than that associated with the primary commodity contracts which they hedge, and that reduction of the exposure to price risk lowers the Company's overall business risk.

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


As required by NYPSC's policy statement, the Company filed its restructuring proposal with the NYPSC in October 1999. In its filing, the Company offers a comprehensive restructuring plan designed to (i) provide a significant impetus toward exiting the gas supply business and (ii) present the NYPSC with an opportunity to realize its vision of a competitive unbundled gas supply market for all customers within the transitional time frame of three to seven years. Under the Company's proposal the Company would continue to be the provider of last resort during the transition period. The restructuring plan seeks to "jump start" the migration of the mass customer market (especially the residential and the small commercial and industrial markets) from bundled utility sales service to unbundled transportation service, accelerates the elimination of regulatory cost burdens from the gas supply market, provides protections for low income customers, and sets forth a plan to minimize potential stranded costs. The Company believes that its proposal strikes a balance among competing stakeholder interests in order to most effectively make available the benefits of the unbundled gas supply market to all customers. The Company currently is not able to determine the outcome of this proceeding and what effect, if any, it may have on the Company's operations.


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

On April 28, 1999, the Company signed a Stipulation and Agreement of Settlement to settle the above-referenced actions, except for the federal court derivative action, in exchange for (i) $7.9 million to be distributed (less plaintiffs' attorneys fees) to certain former LILCO and KSE shareholders and certain MarketSpan shareholders and (ii) the Company's agreement to implement certain corporate governance and executive compensation procedures. In this respect, the Company has agreed to, among other things, certain requirements with respect to the composition of its Audit and Compensation and Nominating Committees and has agreed to be bound by a number of enumerated principles in connection with the establishment and payment of executive compensation and severance benefits. These requirements, which are also required to be detailed in the Company's proxy statements for annual meetings of shareholders, may not be altered or rescinded prior to January 1, 2002. Further, the entire $7.9 million settlement commitment will be funded from insurance. The parties have submitted the settlement to the Nassau County Supreme Court for its review and approval. On June 30, 1999, following a hearing to consider the fairness of the settlement, the court gave final approval of the settlement. The parties have submitted to the court a judgment of settlement and on July 1, 1999 the court approved that judgment. On August 3, 1999 an intervener plaintiff filed a notice of appeal of that order, however that appeal was subsequently withdrawn. The parties have filed a stipulation in Federal Court to dismiss the remaining federal actions, with prejudice, based upon the State Court Settlement. The Federal court has approved the stipulation and a final order was entered on October 12, 1999.

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

In October 1998, the County of Suffolk and the Towns of Huntington and Babylon commenced an action against LIPA, the Company, the NYPSC and others in the United States District Court for the Eastern District of New York (the "Huntington Lawsuit"). The Huntington Lawsuit alleges, among other things, that LILCO ratepayers (i) have a property right to receive or share in the alleged capital gain that resulted from the transaction with LIPA (which gain is alleged to be at least $1 billion); and (ii) that LILCO was required to refund to ratepayers the amount of a Shoreham-related deferred tax reserve (alleged to be at least $800 million) carried on the books of LILCO at the consummation of the LIPA Transaction. In December 1998, and again in June 1999, the plaintiffs amended their complaint. The amended complaint contains allegations relating to the Payments and adds the recipients of the Payments as defendants. In June 1999, the Company was served with the second amended complaint. On August 23, 1999, the Company filed a motion to dismiss the second amended complaint.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



(a)      Exhibits

*27    Financial Data Schedule

(b)      Reports on Form 8-K

In its Report on Form 8-K dated November 5, 1999, the Company reported that it has entered into a definitive agreement with Eastern Enterprises ("Eastern"), pursuant to which KeySpan will acquire all of the outstanding common stock of Eastern.

In its Report on Form 8-K dated September 16, 1999, the Company reported

          (1)that it intends to begin a process to review strategic alternatives for The Houston Exploration Company, in which the Company has a 64% share ownership.

          (2)that it currently believes that its earnings for the year ending December 31, 1999, will exceed most securities analysts' estimates.



-------------------------

*Filed Herewith

                      KEYSPAN CORPORATION AND SUBSIDIARIES



                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned there unto duly authorized.


                                              KEYSPAN CORPORATION
                                                  (Registrant)


Date: November 10, 1999                      /s/ Gerald Luterman
                                             --------------------------
                                             Gerald Luterman
                                             Senior Vice President and
                                             Chief Financial Officer


Date: November 10, 1999                      /s/ Ronald S. Jendras
                                             -----------------------
                                             Ronald S. Jendras
                                             Vice President, Controller
                                             and Chief Accounting Officer