Form 10-K
period 1999-12-31
KEYSPAN CORP
filed 2000-03-10
CIK 1062379

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

        [X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
             EXCHANGE ACT OF 1934
                                       OR
        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the period from January 1, 1999 to December 31, 1999

                         Commission File Number 1-14161

                                     KEYSPAN CORPORATION
                    (Exact name of registrant as specified in its charter)


                      NEW YORK                                   11-3431358
(State  or  other   jurisdiction  of  incorporation        (I.R.S.)employer
or organization                                          identification no.)

  175 EAST OLD COUNTRY ROAD, HICKSVILLE, NEW YORK                   11801
      ONE METROTECH CENTER, BROOKLYN, NEW YORK                      11201
      (Address of principal executive offices)                   (Zip code)



                           (516) 755-6650 (HICKSVILLE)
                                  (718) 403-1000 (BROOKLYN)
                     (Registrant's telephone number, including area code)

                 SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

           Title of each class         Name of each exchange on which registered
           -------------------         -----------------------------------------
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

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

        As of March 1, 2000, the aggregate market value of the common stock held by non-affiliates (129,408,442 shares) of the registrant was 2,628,608,978 (based on the closing price, on such date, of $20.3125 per share).

        As of March 1, 2000, there were 133,876,426 shares of common stock, $.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement dated on or about March 27, 2000 is incorporated by reference into Part III hereof.




                    KEYSPAN CORPORATION D/B/A KEYSPAN ENERGY
                               INDEX TO FORM 10-K

                                                                                              Page
                                                 PART I

Item 1.       Business................................................................

Item 2.       Properties..............................................................

Item 3.       Legal Proceedings.......................................................

Item 4.       Submission of Matters to a Vote of Security Holders.....................

                                     PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters

Item 6.       Selected Financial Data.................................................

Item 7.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations...........................................................

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk..............

Item 8.       Financial Statements and Supplementary Data.............................

Item 9.       Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure....................................................

                                                PART III

Item 10.      Directors and Executive Officers of the Registrant......................

Item 11.      Executive Compensation..................................................

Item 12.      Security Ownership of Certain Beneficial Owners and Management

Item 13.      Certain Relationships and Related Transactions..........................

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.........

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

KeySpan Corporation d/b/a KeySpan Energy (the "Company" or "KeySpan Energy") provides a range of energy-related services through operations and investments in selected areas of the energy industry. The Company is the fourth largest gas utility in the United States with approximately 1.6 million customers in New York City and Long Island. The Company engages in three core downstream businesses: natural gas distribution, electric services and energy-related services. It also competes in two additional lines of business: gas exploration and production and select energy- related investments.

The Company was formed to facilitate the combination (the "Combination"), completed on May 28, 1998, of KeySpan Energy Corporation ("KSE") and its principal subsidiary, The Brooklyn Union Gas Company ("Brooklyn Union") and the non-nuclear electric generation and natural gas distribution businesses of the Long Island Lighting Company ("LILCO"). To effect the Combination, all of the assets used by LILCO in connection with its gas distribution business, its non-nuclear electric generation business and the assets common to its prior operations (the "Transferred Assets") were transferred to the Company. The Long Island Power Authority ("LIPA") then acquired all of the common stock of LILCO for approximately $2.5 billion in cash and the direct or indirect assumption of certain liabilities. The Company sold to the former holders of LILCO common stock, shares of the Company's common stock and then acquired KSE by merger with a wholly-owned subsidiary of the Company in exchange for shares of the Company's common stock.

The assets of LILCO not transferred to the Company (the "Retained Assets") were retained by LIPA and primarily consist of LILCO's electric transmission and distribution ("T&D") system located on Long Island, its 18% ownership interest in Nine Mile Point Nuclear Power Station, Unit 2 ("NMP2"), located in upstate New York, and certain of LILCO's regulatory assets and liabilities associated with its electric business.

The Company was organized as a corporation under New York law in 1998. Brooklyn Union was formed in 1895 through the consolidation of several existing companies, the oldest of which commenced operations in 1849, providing gas distribution services throughout the New York City Boroughs of Brooklyn, Staten Island and most of Queens, New York. LILCO was organized in 1910 to provide electric and gas services in the Long Island counties of Nassau and Suffolk and the Rockaway peninsula in the Borough of Queens, all in New York.

In November 1999, the Company and Eastern Enterprises ("Eastern") announced that they had signed a definitive merger agreement under which the Company will acquire all of the common stock of Eastern for $64.00 per share in cash (the "K/E Transaction"). Through its subsidiaries, Eastern is the largest gas utility in New England. It owns and operates Boston Gas Company, Colonial Gas

Company and Essex Gas Company, all of which are natural gas distribution companies operating in Massachusetts.

Boston Gas Company is a regulated utility that distributes natural gas in eastern and central Massachusetts, and also sells natural gas for resale in Massachusetts. Boston Gas has been wholly- owned by Eastern since 1929 and has been in business for 177 years, making it the second oldest gas company in the United States. Colonial Gas Company also is a regulated utility that distributes natural gas in Cape Cod and eastern Massachusetts. Colonial Gas has been in business for 150 years and was acquired by eastern in August 1999. Essex Gas Company also is a regulated utility that distributes natural gas in eastern Massachusetts. Essex Gas has been in business for 146 years and was acquired by Eastern in September 1998.

Eastern also owns Midland Enterprises Inc., the second largest independent operator of tow boats and barges on the nations inland river system; Transgas Inc., an unregulated energy trucking company and ServicEdge Partners, Inc., which is engaged in heating, ventilation and air conditioning ("HVAC") installation and maintenance. At December 31, 1999, Eastern had total assets of $2.0 billion; long-term debt and preferred stock of $515.2 million; common shareholders equity of $754.6 million; gross revenues of $978.7 million of which $690.8 million (or approximately 71%) were derived from regulated gas sales and gas transportation; operating earnings of $113.4 million; and earnings before extraordinary items of $55.1 million.

In July 1999, Eastern announced that it had entered into an agreement to acquire EnergyNorth Inc., owner of New Hampshire's largest natural gas distributor, Energy North Natural Gas, Inc. ("Energy North"). Energy North is located across the border from, but contiguous to, areas served by Eastern's gas distribution subsidiaries. In connection with the Company's acquisition of Eastern, Eastern has amended its agreement with EnergyNorth Inc. to provide for an all cash acquisition of EnergyNorth Inc. shares at a price per share of $61.13. The restructured EnergyNorth Inc. merger is expected to close contemporaneously with the K/E Transaction (collectively, the K/E Transaction and the restructured EnergyNorth Inc.'s merger are referred to as the "Eastern Transaction").

The Eastern Transaction is conditioned upon, among other things, the approval of Eastern's shareholders, the Securities and Exchange Commission (the "SEC") and the New Hampshire Public Utility Commission. The Company anticipates that the transaction will be completed in the third or fourth quarter of 2000, but is unable to determine when or whether all of the required approvals will be obtained.

The Eastern transaction has a total value of approximately $2.5 billion ($1.7 billion in equity and $0.8 billion in assumed debt and preferred stock).

With the consummation of the Eastern Transaction, the Company will become a registered holding company under the Public Utility Holding Company Act of 1935, as amended ("PUHCA"). As such, the corporate and financial activities of the Company and its subsidiaries, including the ability of each such entity to pay dividends, will be subject to regulation of the SEC.

The increased size and scope of the combined organization should enable the combined company to: provide enhanced, cost-effective customer service; capitalize on the above-average growth opportunities for natural gas in the Northeast; and provide additional resources to the Company's unregulated businesses. The combined company will serve approximately 2.4 million customers and will be the largest gas distributor in the Northeast.

As used herein, the "Company" or "KeySpan Energy" refers to KeySpan Corporation d/b/a KeySpan Energy, Brooklyn Union and KeySpan Gas East Corporation d/b/a
Brooklyn Union of Long Island ("Brooklyn Union of Long Island"), its two principal gas distribution subsidiaries, and its other subsidiaries, individually and in the aggregate. In 1998, the Company changed its fiscal year end from March 31 to December 31. For financial reporting purposes, financial statements included, or incorporated by reference, herein for the period ending December 31, 1998 are for the nine months then ended and have been prepared on the basis that LILCO was deemed the acquiring company in the Combination for financial reporting purposes. Unless otherwise specified, other information contained in Part I hereof, for the twelve month periods ended December 31, 1998 and 1997, has been compiled on a combined basis ("Combined Company Basis") to aggregate the information shown for both KSE and LILCO. Additional information about the Company's industry segments is contained in Note 2 to the Consolidated Financial Statements, "Business Segments" included herein and incorporated by reference thereto.

Certain statements contained in this Annual Report on Form 10-K concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts, are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Without limiting the foregoing, all statements under the captions "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" relating to the Company's future outlook, anticipated capital expenditures, future cash flows and borrowings, pursuit of potential future acquisition opportunities and sources of funding are forward-looking statements. Such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties and actual results may differ materially from those discussed in such statements. Among the factors that could cause actual results to differ materially are: available sources and cost of fuel; federal and state regulatory initiatives that increase competition, threaten cost and investment recovery, and impact rate structures; the ability of the Company to successfully reduce its cost structure; the successful integration of the Company's subsidiaries, including the Eastern Transaction companies; the degree to which the Company develops unregulated business ventures; the ability of the Company to identify and make complementary acquisitions, as well as the successful integration of such acquisitions; inflationary trends and interest rates; and other risks detailed from time to time in other reports and other documents filed by the Company with the SEC. For any of these statements, the Company claims the protection of the safe harbor for forward-looking information contained in the Private Securities Litigation Reform Act of 1995, as amended. For additional discussion on these risks, uncertainties and assumptions, see "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" contained herein.

The Company's principal executive offices are located at One MetroTech Center, Brooklyn, New York 11201 and 175 East Old Country Road, Hicksville, New York 11801 and its telephone numbers are (718) 403-1000 (Brooklyn) and (516) 755-6650 (Hicksville). Financial and other information is also available through the World Wide Web at http://www.keyspanenergy.com.

BUSINESS STRATEGY

The Company seeks to become the premier energy and services company in the Northeastern United States, delivering energy, products and services to people at their homes and businesses. The Company engages in three core downstream businesses: natural gas distribution, electric services and energy-related services primarily focused in the Northeast. It also competes in two additional lines of business: gas exploration and production and select energy-related investments, which include investments in select energy markets or regions, including the Gulf of Mexico, Western Canada and Northern Ireland. The Company intends to grow through investments in its core businesses and other energy-related activities; by expanding its gas distribution business through the completion of the Eastern Transaction and the continued penetration of the Long Island gas market; by emphasizing superior customer service; and by taking advantage of the increasing trend towards deregulation and competition to offer an expanded array of energy services to its customers.

Key elements of the Company's business strategy include:

INVESTMENTS IN CORE BUSINESSES AND ENERGY-RELATED ACTIVITIES. In recent years, the Company has made a number of acquisitions and energy-related investments designed to enhance its presence in the Northeastern United States. On June 18, 1999, the Company acquired the 2,168 megawatt Ravenswood electric generating plant (the "Ravenswood Facility") located in Long Island City, Queens, New York City. The Company's total power generation capacity, including its Long Island generation, now approximates 6,200 megawatts, making it one of the largest power generators in the region.

As previously noted, on November 4, 1999, the Company entered into a definitive merger agreement with Eastern to acquire all of its common stock. The Eastern Transaction will increase the number of gas distribution utilities owned by the Company, to include Boston Gas Company, Colonial Gas Company, Essex Gas Company and EnergyNorth, resulting in the Company being the largest gas distributor in the Northeast serving approximately 2.4 million customers.

The Company has also expanded its unregulated energy services operations in the Northeast, through several significant acquisitions, including one of the largest heating, ventilation and air conditioning ("HVAC") contractors in the state of Rhode Island and a New Jersey based HVAC contractor. Further, in February 2000, the Company acquired additional companies. For information concerning these acquisitions, see Note 2 to the Consolidated Financial Statements, "Business Segment."

Consistent with the Company's strategy to make investments in certain select markets outside of the Northeast, the Company made two additional investments in Western Canada. In September 1999, the Company acquired a 37% interest in the Paddle River gas processing plant and associated gathering systems ("Paddle River"); and in December 1999, the Company acquired certain oil properties in Alberta, Canada.

These acquisitions and energy-related investments reflect the Company's commitment to enhancing its presence as an energy and service company focused primarily on the customer-oriented segment of the energy market in the Northeastern United States, with additional complementary interests in the Gulf of Mexico and Western Canadian supply basins, as well as Northern Ireland.

EXPANDED GAS DISTRIBUTION SERVICES. The Company has achieved a high degree of penetration in its Brooklyn Union service territory, with approximately 79% of all one and two family homes currently using natural gas for space heating. In contrast, only 28% of one and two family homes in Brooklyn Union of Long Island's service territory currently use natural gas for space heating. The Company believes that there remains a significant opportunity for increased gas heating penetration of the Long Island service territory and continues to make capital expenditures to expand its gas distribution infrastructure in this area in order to maximize long-term growth objectives while enhancing shareholder value. In addition, the Company expects to provide a focused marketing effort in both service territories, in an attempt to capitalize on the current substantial price advantage that natural gas enjoys over competing fuel oil in residential and small commercial markets in the metropolitan New York City - Long Island area. Examples of focused marketing programs include concentrated efforts to convert current non-heating natural gas customers, which would require little or minimal capital investment; continued targeting of the new construction segments where natural gas heating is the preferred choice; and conversion to gas of small to medium size commercial businesses and large volume dual-fuel customers.

SUPERIOR CUSTOMER SERVICE. The Company's utility operations have an outstanding reputation for customer service and have consistently received excellent marks for customer loyalty and satisfaction, as measured by independent customer-satisfaction specialists. In 1999, for the second consecutive year, Brooklyn Union was awarded the Brand Keys Customer Loyalty Award, as the United States energy provider that had achieved the highest level of success in anticipating and exceeding customer expectations.

The Company was also recognized for its outstanding commitment to the community. In 1999, Brooklyn Union was honored by the New York City Council on the 30th Anniversary of its Cinderella Program, which has contributed to the development of more than 10,000 units of residential housing as well as the revitalization of commercial facilities in Brooklyn, Queens, and Staten Island.

During 1999, Chairman and Chief Executive Officer, Robert B. Catell, received the American Gas Association's Distinguished Service Award, the association's highest honor. In addition, in its Century of Power edition, Energy Markets Magazine honored Chairman and CEO Robert B. Catell as one of the 20th Century's 100 most influential people in gas and electricity. Mr. Catell was cited for his role in helping to integrate U.S. and Canadian gas lines to supply natural gas in the Northeast through the Iroquois Transmission System.

The Company intends to continue to emphasize superior customer service, both to differentiate itself from competitors as markets become increasingly deregulated and to take advantage of selling opportunities available for complementary energy-related services such as appliance repair and energy system installation and management.

EXPANDED SERVICES. With its strong market presence in the metropolitan New York City -Long Island area, the Company believes it is well-positioned to provide customers with an expanded array of energy-related services. In recent years, the Company offered gas and electric marketing services throughout New York, Connecticut, New Jersey, Maryland, Delaware, Pennsylvania and Ohio and appliance repair, energy management, and related services for residential, commercial and industrial customers throughout the metropolitan New York City - Long Island area, as well as in Rhode Island. The Company owns a fiber optic telecommunications network consisting in excess of 350 miles of fiber optics on Long Island and, in addition to use in its operations, it provides use of the network to local carriers. The Company also has become the exclusive provider of residential fuel cell units distributed on behalf of a joint venture between GE MicroGen, a subsidiary of General Electric Power Systems and Plug Power in New York City and Long Island and is the authorized service provider for PC25(TM) natural-gas-powered fuel cells manufactured by International Fuel Cells
(IFC)/ONSI(R) Corporation, subsidiaries of United Technologies, in the New York metropolitan area. The Company believes that its investments in the fiber optic network and fuel cells provide increased growth opportunities for the Company in new and developing technologies.

INDUSTRY AND COMPETITION

The electric and natural gas sectors of the regulated energy industry are undergoing significant change, as market forces are moving towards replacing or supplementing rate regulation as a means of controlling prices for natural gas and electricity. Competition also presents utilities with greater opportunities to manage the cost of their natural gas and electric supplies, and through unregulated affiliates, to earn profits on energy sales and to expand their business activities.

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

Between the 1930's and the late 1970's, federal and state energy regulatory policies remained relatively stable, and the structure of the regulated energy industry changed little. However, after the energy crises in the 1970's, new legislation and changes in regulatory policy set in motion competitive forces that are continuing to reshape the energy industry.

Beginning in 1978 with federal legislation that authorized the phased deregulation of wellhead natural gas prices and the establishment of unregulated electric generation companies, competition has been increasingly introduced into segments of the regulated energy industry. To foster competition, federal regulators adopted "open access" rules which required interstate natural gas pipelines and electric transmission systems to "unbundle" wholesale sales, I.E., the sale of gas or electricity for resale, from transportation and transmission services. Open access also required interstate gas pipelines and electric utilities, for the first time, to provide transportation and transmission service on a non-discriminatory basis to all qualified customers. Recent initiatives also permit market forces, rather than regulation, to establish rates charged under short-term contracts for interstate natural gas transportation and to determine the allocation of increased electricity costs that result when electric transmission constraints prevent lower priced electricity from reaching electric customers. By enabling natural gas producers and electric generators to reach new markets, open access policies have led to intensified competition in wholesale markets and are altering the geographic character of the industry. No longer typified by isolated local companies, the natural gas and electric sectors in many parts of the country include a growing number of firms with regional, national and international dimensions.

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

In New York State, large-volume retail customers have been able to purchase natural gas supplies directly from non-utility vendors for about 15 years, while direct sales to aggregations of small customers have been permitted since 1996. New York regulators have commenced initiatives to further enhance retail competition in the state. In November 1998, the NYPSC issued a policy statement setting forth its vision for furthering competition in the natural gas industry and requesting that each of the gas utility subsidiaries file a restructuring proposal. In response, the Company's two gas distribution utility subsidiaries filed their restructuring proposal with the NYPSC in October 1999. For additional discussion on gas deregulation, see "NYPSC Regulation."

Similarly, the NYPSC has been encouraging the development of retail competition in the electric sector in New York. In the past three years, electric utilities have begun to unbundle electric sales from retail distribution services, open their franchised territories to competitors, transfer control over their transmission systems to an independent system operator, and divest many of their generating plants. Several New York investor-owned utilities have divested their non-nuclear generating plants, including Consolidated Edison Company of New York, Inc. ("Con Edison"). In response to a divestiture plan by Con Edison, in June 1999, the Company completed the acquisition of the Ravenswood Facility from Con Edison, as discussed under the heading "The Company - Electric Services."

The Company's electric operations on Long Island are governed by a service agreement with LIPA, discussed in greater detail below, and FERC. This agreement generally provides for recovery of all costs of production, operation and maintenance, and capital improvements, subject to certain incentive provisions. Also, since Long Island is considered a "load pocket," I.E., there are insufficient transmission ties to permit a significant amount of energy to be transported into Long Island, at this time, the Company faces minimal competitive pressures associated with its electric operations on Long Island.

As indicated, the Company also has electric operations in New York City. The Company currently bids and sells the energy produced by the Ravenswood Facility through bidding it into the energy market operated by the New York Independent System Operator ("NYISO"). Further, the Company has a capacity contract with Con Edison, which provides Con Edison with 100% of the available capacity of the Ravenswood Facility. The Company anticipates that this contract will expire on April 30, 2000, at which time the available capacity of the Ravenswood Facility will be bid into the capacity auction conducted by the NYISO. New York City local reliability rules currently require that 80% of the electric capacity needs of New York City is to be provided by "in-city" generators. The Company expects that the current New York City reliability rules will remain in effect through at least 2000. However, in the future, should new, more efficient electric power plants be built in New York City and/or the in-city capacity requirements be modified, the capacity and energy sales quantities of the Ravenswood Facility could be adversely affected. The Company can not predict, however, when or if new power plants will be built or the nature of future New York City requirements.

A significant number of natural gas and electric utilities have reacted to the changing structure of the regulated energy industry by entering into business combinations, with the goal of reducing common costs, gaining size to better withstand competitive pressures and business cycles, and attaining synergies from the combination of electric and natural gas operations. The Combination and related transactions which resulted in the formation of the Company, as well as the pending Eastern Transaction, illustrate these attributes.

The transformation of the energy industry is an ongoing process. Larger regional, national and international companies are being formed through acquisitions and mergers. The remaining legal barriers to interregional natural gas and electric distribution companies, which have been relaxed as the result of regulatory decisions, are the subject of legislative proposals calling for repeal or substantial modifications. The advent of industry restructuring has meant that regional, national and international companies are increasingly offering energy consumers a wide array of choices as to the supply, type, quality and cost of natural gas and electric services as well as other services, such as telecommunications and cable. For the Company, industry restructuring means increased opportunities to enter new markets and pressures to manage its costs of doing business.

THE COMPANY

                                GAS DISTRIBUTION

OVERVIEW

The Company sells, distributes and transports natural gas in two separate, but contiguous service territories of approximately 1,417 square miles in the aggregate in the New York City - Long Island metropolitan area. The Company owns and operates gas distribution, transmission and storage systems that consist of approximately 10,146 miles of distribution pipelines, 576 miles of transmission pipelines and two gas storage facilities. The Company serves approximately 1.6 million customers, of which approximately 1.5 million, or 94%, are residential. Gas is offered for sale to residential customers on a "firm" basis, and to commercial and industrial customers on a "firm" or "interruptible" basis. "Firm" service is offered to customers under schedules or contracts which anticipate no interruptions, whereas "interruptible" service is offered to customers under schedules or contracts which anticipate and permit interruption on short notice, generally in peak- load seasons. Gas is available at any time of the year on an interruptible basis, if the supply is sufficient and the supply system is adequate. The Company also participates in the interstate markets by releasing pipeline capacity or bundling pipeline capacity with gas for "off-system" sales. An "off- system" customer consumes gas at facilities located outside the Company's service territories, by connecting to the Company's facilities or one of its transporter's facilities, at a point of delivery agreed to by the Company and the customer. The Company purchases its natural gas for sale to its customers under long-term supply contracts and short-term spot contracts. Such gas is transported under both firm and interruptible transportation contracts. In addition, the Company has commitments for the provision of gas storage capability and peaking supplies.

For the year ended December 31, 1999, gas revenues were $1.753 billion, or 59% of the Company's revenues, and gas operating income was $308.4 million.

The gas operations of the Company can be significantly affected by seasonal weather conditions. Traditionally, annual revenues are substantially realized during the heating season as a result of higher sales of gas due to cold weather. Accordingly, operating results historically are most favorable in the first and fourth calendar quarters. However, the Company's gas utility tariffs contain weather normalization adjustments that provide for recovery from or refund to firm customers of material shortfalls or excesses of firm net revenues (revenues less applicable gas costs, if any) during a heating season due to variations from normal weather. For additional discussion, see "Regulation and Rate Matters" below.

SALES AND DISTRIBUTION

The Company is the fourth largest gas distribution company in the United States, providing, through its gas distribution subsidiaries, natural gas sales and transportation services to customers in the New York City Boroughs of Brooklyn, Queens and Staten Island and the Long Island counties of Nassau and Suffolk.

Gas sales and revenues for 1999 by class of customer are set forth below:


                                                                                          Revenues
                                                    Sales            Revenues               (% of
Customer                                           (MDTH)        (thousands of $)          Total)
--------------------------------------------     -----------     -----------------     ---------------

FIRM
Residential Heating.........................         102,135               976,193               55.68
Residential Non-Heating.....................           9,916               192,810               11.00
Temperature-Controlled heating..............          31,112               137,422                1.84
Commercial/Industrial.......................          28,856               226,675               12.93
                                                 -----------     -----------------     ---------------
Total Firm..................................         172,019             1,533,100               87.45
                                                 -----------     -----------------     ---------------
Firm Transportation.........................          21,249                88,168                5.03
Transportation - Electric Generation........          82,503                15,150                0.86
                                                 -----------     -----------------     ---------------
Total Firm Transportation...................         103,752               103,318                5.89
                                                 -----------     -----------------     ---------------
  Total Firm Gas Sales and Transportation...         275,771             1,636,418               93.34
INTERRUPTIBLE...............................          10,903                32,825                1.87
OFF-SYSTEM SALES............................          14,323                32,006                1.83
TRANSPORTATION..............................          29,435                11,492                 .66
                                                 -----------     -----------------     ---------------
  Total Gas Sales and Transportation........         330,432             1,712,741               97.70
OTHER RETAIL SERVICES.......................             N/A                40,391                2.30
  Total Sales and Revenues*.................         330,432             1,753,132              100.00

<
                                                 ===========     =================     ===============

-----------------------
*Excludes lost and unaccounted for gas.


Set forth below is information, on a Combined Company Basis, concerning certain operating statistics applicable to the Company's gas distribution business:


                                                      1999               1998              1997
                                                 --------------     --------------    --------------

Revenues ($000).............................          1,753,132          1,766,949         1,991,793
Net Income ($000)...........................            151,217            133,685  *        134,403
Firm Gas Sales and Transportation (MDTH)....            193,268            179,305           203,587
Transportation - Electric Generation (MDTH).             82,503             40,614                --
Other Deliveries (MDTH).....................             54,661             65,482            73,132
Heating customers...........................            677,000            665,000           657,000
Degree Days, Cooler (Warmer) than Normal %..             (10.0)             (17.5)               0.2
Capital Expenditures ($000).................            213,845            181,700           178,651

-----------------------
*Excludes non-recurring and special charges associated with the Combination.
   -An MDTH is 10,000 therms (British Thermal Units) and reflects the heating content of approximately one million cubic feet of gas. A therm reflects the heating content of approximately 100 cubic feet of gas.

The Company sells gas to its firm gas customers at the Company's cost for such gas, plus a charge designed to recover the costs of distribution (including a return of and a return on invested capital). The Company shares with its firm gas customers net revenues (operating revenues less the cost of gas purchased for resale) from off-system sales and, in addition, Brooklyn Union of Long Island credits its firm gas customers net revenues from on-system interruptible gas sales, thereby reducing its rates to these firm customers.

The yearly variations in firm gas sales and transportation quantities is due, primarily, to variations in weather between the periods presented. Measured in annual degree days, weather was 10% warmer than normal in 1999, 17.5% warmer than normal in 1998 and 0.2% colder than normal in 1997. After normalizing for weather, firm sales volumes increased by 2.4% in 1999, as compared to 1998. Firm sales quantities, after normalizing for weather, were approximately the same in 1998 as compared to 1997.

Transportation volumes related to electric generation, reflect the transportation of gas to the Company's electric generating facilities located on Long Island. The Company has been reporting these quantities since the Combination.

The decrease in other deliveries in all periods is primarily due to the discontinuance by Brooklyn Union of its off-system sales program in April 1998. The program was replaced by a management agreement with Enron Capital and Trade Resources Corp. For a further discussion and additional information on this agreement, see "Supply and Storage."

For additional details on gas revenues, gas sales quantities and market saturation, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

SUPPLY AND STORAGE

The Company has contracts for the purchase of firm long-term transportation and storage services. The Company's gas supplies are purchased under long-term contracts and on the spot market and are transported by interstate pipelines from domestic and Canadian sources. Storage and peaking supplies are available to meet system requirements during winter periods.

Regulatory actions, economic factors and changes in customers and their preferences continue to reshape the Company's gas operations markets. A number of multi-family, commercial and industrial customers and a growing number of residential customers currently purchase their gas supplies from natural gas marketers and then contract with the Company for local transportation, balancing and other unbundled services. Since these customers are no longer reliant on the Company for sales service, the quantity of gas that the Company must obtain to meet remaining sales customers' requirements has been reduced. This trend is likely to continue as state regulators continue to implement policies designed to encourage customers to purchase their gas from suppliers other than the traditional gas utilities. In October 1999, the Company filed a proposal with the NYPSC consistent with the NYPSC's policy objective of local distribution companies ending their role as providers of merchant sales service for the natural gas commodity. For further information, see "NYPSC Regulation" below.

PEAK-DAY CAPABILITY. The design criteria for the Company's gas system assumes an average temperature of 0(0)F for peak-day demand. Under such criteria, the Company estimates that the requirements to supply its firm gas customers would amount to approximately 1,863 MDTH of gas for a peak-day during the 1999/2000 winter season and that the gas supplies available to the Company on such a peak-day amounts to approximately 2,033 MDTH. For the 2000/2001 winter season, the Company estimates that the peak-day requirements would amount to approximately 1,904 MDTH and that the gas supplies available to the Company on such a peak day amounts to approximately 2,033 MDTH. The 1999/2000 winter peak-day throughput to the Company's customers was 1,721 MDTH, which occurred on January 17, 2000, at an average temperature of 9 degrees Fahrenheit, representing 85% of the Company's per day capability at that time. The Company had sufficient gas available to meet the requirements of firm gas customers for the 1999/2000 winter season, and projects that it also will have sufficient gas supply available to meet such requirements for the 2000/2001 winter season. The Company's firm gas peak-day capability is summarized in the following table:



Source                             MDTH per day         % of Total

Pipeline....................            750                 37
Underground Storage.........            779                 38
Peaking Supplies............            504                 25
    Total...................           2,033                100
                                 ===============     ===============

PIPELINES. The Company purchases natural gas for sale to its customers under contracts with suppliers located in domestic and Canadian supply basins and arranges for its transportation to the Company's facilities under firm long-term contracts with interstate pipeline companies. For the 1999/2000 winter, approximately 78% of the Company's natural gas supply was available from domestic sources and 22% from Canadian sources. The Company has available under firm contract 750 MDTH per day of year-round and seasonal pipeline transportation capacity to its facilities in the New York City metropolitan area. Major providers of interstate pipeline capacity and related services to the Company include: Transcontinental Gas Pipe Line Corporation ("Transco"), Texas Eastern Transmission Corporation ("Texas Eastern"), Iroquois Gas Transmission System ("Iroquois"), Tennessee Gas Pipeline Company ("Tennessee"), CNG Transmission Corporation ("CNG") and Texas Gas Transmission Company ("Texas Gas").

STORAGE. In order to meet higher winter demand, the Company also has long-term contracts with Transco, Texas Eastern, Tennessee, CNG, Equitrans, Inc., Hattiesburg First Reserve and Honeoye Storage Corporation, for underground storage capacity of 58,935 MDTH for the winter season, with 779 MDTH per day, maximum deliverability.

PEAKING SUPPLIES. In addition to the pipeline and storage supply, the Company supplements its winter supply with peaking supplies which are available on the coldest days of the year to enable the Company to economically meet the increased requirements of its heating customers. The Company's peaking supplies include gas provided by the Company's two liquefied natural gas ("LNG") plants and under peaking supply contracts with four cogeneration facilities/independent power producers located in its franchise areas. For the 1999/2000 winter season, the Company has the capability to provide a maximum peak-day supply of 504 MDTH on extremely cold days. The LNG plants have a storage capacity of approximately 2,053 MDTH and peak-day throughput capacity of 395 MDTH, or 19% of peak-day supply. The Company has contract rights with Trigen Services Corporation, Brooklyn Navy Cogeneration Partners, LP, Nissequogue Cogen Partners and the New York Power Authority to purchase peaking supplies with a maximum daily capacity of 110 MDTH and total available peaking supplies during the winter season of 3,349 MDTH.

GAS SUPPLY MANAGEMENT. Enron Capital and Trade Resources Corp., a subsidiary of Enron Corp. ("Enron"), provides gas supply asset management services to Brooklyn Union. Under the terms of this agreement, which has been in effect since April 1, 1998 and expires on March 31, 2000, Enron is responsible for managing certain aspects of Brooklyn Union's interstate pipeline transportation, gas supply and storage. Enron is also responsible for satisfying certain of the Company's gas supply requirements; however, the Company remains contractually obligated to its gas suppliers and has not terminated any of its supply and delivery contracts. Pursuant to this agreement, Enron paid the Company a fee in 1999, a portion of which was credited to the Company's gas ratepayers, and obtained the right to earn revenues based upon its management of the Company's gas supply requirements, storage arrangements and off-system capacity.

The Company also has an arrangement with Coral Energy Resources, L.P., a subsidiary of Shell Oil Company ("Coral"), whereby Coral assists the Company in the origination, structuring, valuation and execution of energy-related transactions relating to Brooklyn Union of Long Island and the Company's energy-management services undertaken on behalf of LIPA. A sharing agreement exists between the gas ratepayers and the Company for off-system gas transactions and between the Company and LIPA for off-system electric transactions. The Company's share of the profits on such transactions is then shared with Coral. The Company also shares in revenues arising from certain transactions initiated by Coral. This agreement also expires on March 31, 2000.

The Company currently is in negotiations with a large energy corporation to provide energy supply management services to both Brooklyn Union and Brooklyn Union of Long Island beginning on April 1, 2000.

GAS COSTS. Gas costs for 1999 were $702.0 million and reflect warmer than normal weather during the year. Variations in gas costs have little impact on operating results of the Company since its current gas rate structures include gas adjustment clauses whereby variations between actual gas costs and gas cost recoveries are deferred and subsequently refunded to or collected from customers.

                                ELECTRIC SERVICES

OVERVIEW

The Company's electric services primarily consist of (i) the ownership and operation of oil and gas fired generating facilities located on Long Island and New York and the delivery of the power generated by the Long Island facilities to LIPA; (ii) the management and operation of LIPA's T&D System; and (iii) the management of LIPA's fuel and electric energy purchases and off-system sales.

As more fully described below, the Company (i) provides to LIPA all operation, maintenance and construction services relating to the Retained Assets through a Management Services Agreement (the "MSA"); (ii) supplies LIPA with capacity, energy conversion and ancillary services through a Power Supply Agreement (the "PSA") to allow LIPA to provide electricity to its customers on Long Island; and
(iii) manages all aspects of the fuel supply for the Generating Facilities (as defined below) as well as all aspects of the capacity and energy owned by or under contract to LIPA through an Energy Management Agreement (the "EMA"). Each of the MSA, PSA and EMA became effective on May 28, 1998 and are collectively referred to herein as the "LIPA Agreements."

On June 18, 1999, the Company completed its acquisition of the 2,168 megawatt Ravenswood Facility located in New York City from Con Edison for approximately $597 million. As a means of financing this acquisition, the Company entered into a lease agreement with a special purpose, unaffiliated financing entity that acquired a portion of the Ravenswood Facility directly from Con Edison and leased it to a subsidiary of the Company under a ten year lease. The Company has guaranteed all payment and performance obligations of its subsidiary under the lease. Another subsidiary of the Company provides all operating, maintenance and construction services for the facility. The lease program was established in order to reduce the Company's cash requirements by $425 million. The lease qualifies as an operating lease for financial reporting purposes while preserving the Company's ownership of the facility for federal and state income tax purposes. The balance of the funds needed to acquire the facility were provided from cash on hand. The Company has recorded an asset of approximately $200 million, representing its ownership interest in the assets acquired.

The Company currently sells the energy produced by the Ravenswood Facility through daily and/or hourly bidding into the energy market conducted by the NYISO. Revenues are recorded when the energy is sold to the NYISO. Further, the Company has an interim capacity contract with Con Edison which provides Con Edison with 100% of the available capacity of the Ravenswood Facility under the capacity contract. Capacity charges are billed to Con Edison on a monthly fixed-fee basis. The Company anticipates that this contract will expire on April 30, 2000, at which time the available capacity of the Ravenswood Facility will be bid into an auction process conducted by the NYISO.

For the year ended December 31, 1999, electric revenues were $861.6 million or 29% of the Company's revenues and electric operating income was $139.9 million.

GENERATING FACILITY OPERATIONS.

The Company owns and operates an aggregate of 73 electric generation units throughout Long Island and Queens (the Long Island electric generation units are referred to as the "Generating Facilities"), 40 of which can be powered either by oil or natural gas at the Company's election. In recent years, the Company has reconfigured several of its facilities to enable them to burn either oil or natural gas, thus enabling the Company to switch periodically between fuel alternatives based upon cost and seasonal environmental requirements.

The following table indicates the 1999 summer capacity of the Company's steam generation facilities and internal combustion ("IC") Units as reported to the
NYISO:

  LOCATION OF UNITS         Description             Fuel      Units          MW
---------------------- ---------------------- --------------------------  -----
Long Island City           Steam Turbine            Dual*      3           1,743
Northport, L.I.            Steam Turbine            Dual*      3           1,167
Northport, L.I.            Steam Turbine             Oil       1             381
Port Jefferson, L.I.       Steam Turbine            Dual*      2             387
Glenwood, L.I.             Steam Turbine             Gas       2             228
Island Park, L.I.          Steam Turbine            Dual*      2             390
Far Rockaway, L.I.         Steam Turbine            Dual*      1             108
Long Island City              IC Units              Dual*     17             425
Throughout L.I.               IC Units              Dual*     12             296
Throughout L.I.               IC Units               Oil      30           1,075
Total                                                         73           6,200
====================== ====================== =================================
*Dual - Oil or natural gas.


LIPA AGREEMENTS

POWER SUPPLY AGREEMENT. The PSA provides for the sale to LIPA by the Company of all of the capacity and, to the extent LIPA requests, energy from the Generating Facilities. Capacity refers to the ability to generate energy and, pursuant to NYISO requirements, must be maintained at specified levels (including reserves) regardless of the source and amount of energy consumption. By contrast, energy refers to the electricity actually generated for consumption by consumers. Such sales of capacity and energy from the Generating Facilities are made at cost-based wholesale rates regulated by FERC. These rates may be modified in the future in accordance with the terms of the PSA for (i) agreed upon labor and expense indices applied to the base year; (ii) a return of and on the capital invested in the Generating Facilities; and (iii) reasonably incurred expenses that are outside the control of the Company.

The PSA provides incentives and penalties for the Company to maintain the output capability of the Generating Facilities, as measured by annual industry-standard tests of operating capability, and plant availability and efficiency. These combined incentives and penalties may total as much as $4 million annually. In 1999, the Company earned approximately $3.3 million in incentives under the PSA.

The PSA provides LIPA with all of the capacity from the Generating Facilities. However, LIPA has no obligation to purchase energy conversion services from the Generating Facilities and is able to purchase energy on a least-cost basis from all available sources consistent with existing transmission interconnection limitations of the T&D system. Under the terms of the PSA, LIPA is obligated to pay for capacity at rates which reflect a large percentage of the overall fixed cost of maintaining and operating the Generating Facilities. A variable maintenance charge is imposed for each unit of energy actually generated by the Generating Facilities. The PSA expires on May 28, 2013 and is renewable on similar terms. However, the PSA provides LIPA the option of electing to reduce or "ramp-down" the capacity it purchases from the Company in accordance with agreed-upon schedules. In years 7 through 10 of the PSA, if LIPA elects to ramp-down, the Company is entitled to receive payment for 100 percent of the present value of the capacity charges otherwise payable over the remaining term of the PSA. If LIPA ramps-down the generation capacity in years 11 through 15 of the PSA, the capacity charges otherwise payable by LIPA will be reduced in accordance with a formula established in the PSA. If LIPA exercises its ramp-down option, the Company may use any capacity released by LIPA to bid on new LIPA capacity requirements or to bid on LIPA's capacity requirements to replace other ramped-down capacity. If the Company continues to operate the ramped-down capacity, the PSA requires it to use reasonable efforts to market the capacity and energy from the ramped-down capacity and to share any profits with LIPA. Capacity and energy sold by the Company from ramped-down capacity must be transported over the T&D system, and the Company will be required to pay LIPA's standard transmission (and, if applicable, distribution) rates for the service. The PSA will be terminated in the event that LIPA exercises its right to purchase, at fair market value, all of the Generating Facilities in the twelve- month period beginning on May 28, 2001.

The Company has an inventory of sulfur dioxide ("SO2") and nitrogen oxide ("NOx") emission allowances that may be sold to third party purchasers. The amount of allowances varies from year to year relative to the level of emissions from the Generating Facilities which is greatly dependent on the mix of natural gas and fuel oil used for generation and the amount of purchased power that is imported onto Long Island. In accordance with the PSA, 33% of emission allowance sales revenues attributable to the Generating Facilities is kept by the Company and the other 67% is credited to LIPA. LIPA also has a right of first refusal on any potential emission allowance sales of the Generating Facilities. Additionally, the Company is bound by a memorandum of understanding with the New York State Department of Environmental Conservation ("DEC"), which memorandum prohibits the sale of SO2 allowances into certain states and requires the purchaser to be bound by the same restriction, which may affect the market value of the allowances.

MANAGEMENT SERVICES AGREEMENT. Under the MSA, the Company performs day-to-day operation and maintenance services and capital improvements for the T&D system, including, among other functions, transmission and distribution facility operations, customer service, billing and collection, meter reading, planning, engineering, and construction, all in accordance with policies and procedures adopted by LIPA. The Company furnishes such services as an independent contractor and does not have any ownership or leasehold interest in the T&D system.

In exchange for providing these services, the Company is entitled to earn an annual management fee of $10 million and may also earn certain incentives, or be responsible for certain penalties, based upon its performance. The incentives provide for the Company to retain 100% of the first $5 million of cost reductions and 50% of any additional cost reductions up to 15% of the total cost budget. Thereafter, all savings accrue to LIPA. The Company also is required to absorb any total cost budget overruns up to a maximum of $15 million in each contract year.

In addition to the foregoing cost-based incentives and penalties, the Company is eligible for incentives for performance above certain threshold target levels and subject to disincentives for performance below certain other threshold levels, with an intermediate band of performance in which neither incentives nor disincentives will apply, for system reliability, worker safety, and customer satisfaction. In 1999, the Company earned $7.2 million in non-cost performance incentives.

The MSA shall continue in effect until May 28, 2006. Thereafter, LIPA will commence a competitive process to solicit a new management services agreement. Generally, the Company is eligible to submit a bid for such new management services agreement.

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

In exchange for these services, the Company earns an annual fee of $1.5 million, plus an allowance for certain costs incurred in performing services under the EMA. The EMA further provides incentives for control of the cost of fuel and electricity purchased on behalf of LIPA by the Company. Fuel and electricity purchase prices will be compared to regional price indices and the Company will receive a payment from LIPA, or be obligated to make a payment to LIPA, for fuel and/or purchased electricity costs which are below or above, respectively, specified tolerance bands. The total fuel purchase incentive or disincentive can be no greater than $5 million annually and the electricity purchase incentive or disincentive can be no greater than $2 million annually. For the year ended December 31, 1999, the Company earned an aggregate of $5.3 million in incentives under the EMA.

OTHER RIGHTS. Pursuant to other agreements between LIPA and the Company, certain future rights have been granted to LIPA. Subject to certain conditions, these rights include the right for 99 years to lease or purchase, at fair market value,  parcels  of  land  and to  acquire  unlimited  access  to,  as  well  as appropriate easements at, the Generating Facilities for the purpose of constructing new electric generating facilities to be owned by LIPA or its designee. Subject to this right granted to LIPA, the Company has the right to sell or lease property on or adjoining the Generating Facilities to third parties. In addition, LIPA has the right to acquire a parcel at the Shoreham Nuclear Power Station site suitable as the terminus for a potential transmission cable under Long Island Sound or the potential site of a new gas-fired combined cycle generating facility.

The Company owns the common plant (such as administrative office buildings and computer systems) formerly owned by LILCO and recovers LIPA's allocable share of the carrying costs of such plant through the MSA. The Company has agreed to provide LIPA, for a period of 99 years, the right to enter into leases at fair market value for common plant or sub-contract for common services which it may assign to a subsequent manager of the T&D system. The Company has also agreed
(i) for a period of 99 years not to compete with LIPA as a provider of transmission or distribution service on Long Island; (ii) that LIPA will share in synergy (I.E., efficiency) savings over a 10-year period attributed to the Combination (estimated to be approximately $1 billion), which savings are incorporated into the cost structure under the LIPA Agreements; and (iii) not to commence any tax certiorari case (until termination of the PSA) challenging certain property tax assessments relating to the Generating Facilities.

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

An agreement also provides for an allocation of liabilities which relate to the assets that were common to the operations of LILCO and/or shared services and are not traceable directly to either the business or operations conducted by LIPA or the Company. LIPA bears 53.6% of the costs associated therewith and the Company bears the remainder.

In addition, the Company has assumed environmental obligations relating to the Ravenswood Facility operations, but not including liabilities arising from pre-closing disposal of waste at off-site locations and any monetary fines arising from Con Edison's pre-closing conduct. For additional discussion, see "Remediation of Contaminated Property."

                          GAS EXPLORATION & PRODUCTION

The Company is also engaged in the exploration and production of domestic gas and oil, through its 64% equity interest in The Houston Exploration Company ("THEC"), an independent natural gas and oil company, and its wholly owned subsidiary, KeySpan Exploration and Production, LLC "KeySpan Exploration."

THEC was organized by the Company in 1985 to conduct natural gas and oil exploration and production activities. It completed an initial public offering in 1996 and its shares are currently traded on the New York Stock Exchange under the symbol "THX." At March 1, 2000, its aggregate market capitalization was approximately $372.3 million (based upon the closing price on the New York Stock Exchange on that date of $15.5625. THEC has approximately 23,923,020 shares of common stock, $.01 par value, outstanding. More detailed information concerning the operations of THEC is contained in the annual, quarterly and periodic reports filed by THEC with the SEC.

KeySpan Exploration was organized in 1999, as a Delaware corporation, principally to form a joint venture with THEC. On March 15, 1999, KeySpan Exploration and THEC entered into a joint exploration agreement (the "THEC Joint Venture") to explore for natural gas and oil over a term of three years and expiring on December 31, 2001, subject to earlier termination, at the option of either party, upon proper notice to the other party. THEC contributed all of its then undeveloped offshore leases to the THEC Joint Venture, and KeySpan Exploration and Production, LLC acquired a 45% working interest in all prospects to be drilled under the THEC Joint Venture . THEC retained a 55% interest in the leases, and the revenues generated from this joint program are shared between the Company and THEC on a 45% and 55% basis, respectively. The Company commit approximately $25 million for exploration and development activities, and will reimburse THEC for certain general and administrative expenses relating to the THEC Joint Venture during 2000.

Information with respect to net proved reserves, production, productive wells and acreage, undeveloped acreage, drilling activities, present activities and drilling commitments is contained in Note 16 to the Consolidated Financial Statements, "Supplemental Gas and Oil Disclosures," included herein.

During 1999, the Company's revenues attributable to gas exploration and production were $150.6 million, and gas exploration and production operating income was $48.5 million. Set forth below is certain selected information with respect to the Company's gas exploration and production activities:


                                                    1999*          1998          1997
                                                  ----------    -----------    ---------

Net Proved Reserves (BCFe).......................      553.0          480.3        337.1
Production of Natural Gas and Oil (BCFe).........       71.2           62.8         51.3
Average Realized Price of Natural Gas ($/per MCF)       2.10           2.02         2.25
Average Unhedged Price of Natural Gas ($/per MCF)       2.14           1.96         2.45
Capital Expenditures ($000)......................    183,322        302,837      145,175


*1999 is the first year which includes KeySpan Exploration's activities.
   - One billion cubic feet (BCFe) of gas equals 1,000 MDTH. Gas reserves and production are stated in BCFe and MCFe, which includes equivalent oil reserves.

The Company's interests in exploration and production have achieved significant growth in net proved reserves, production and revenues over the past five years. The Company, primarily through its interests in THEC, has increased net proved reserves from 150 BCFe at December 31, 1994 to 553 BCFe at December 31, 1999. During this period, annual production increased from 22 BCFe in 1994 to 71 BCFe in 1999. At the close of 1999, daily production averaged 195 MMcfe per day. The Company's oil and gas revenues from its interests in exploration and production activities have increased from $42 million in 1994 to $150.6 million in 1999.

In September 1999, the Company and THEC jointly announced their intention to begin a process to review strategic alternatives for THEC. The process included an assessment of the role of THEC within the Company's strategic plans, including the sale of all or a portion of THEC by the Company. After completing the review of strategic alternatives for THEC, the Company concluded that it would retain its equity interest in THEC.

In November 1998, the Company extended a $150 million revolving credit line to THEC (the "THEC Facility"). The THEC Facility matures on March 31, 2000 and is convertible to equity, if borrowings remain outstanding at maturity. Currently, there is approximately $80 million outstanding and it is anticipated that such debt will convert into additional common equity on April 1, 2000, increasing the Company's equity ownership interest in THEC to approximately 70%.

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

OFFSHORE PROPERTIES. THEC holds interests in 86 lease blocks, representing 527,279 gross (286,953 net) acres, in federal and state waters in the Gulf of Mexico, of which 28 have current operations. THEC operates 22 of these blocks, accounting for approximately 79% of THEC's offshore production. Over the past five years, THEC has drilled 21 successful exploratory wells and 18 successful development wells in the Gulf of Mexico, representing a historical success rate of 71%. During 1999, THEC drilled 6 successful exploratory wells and 8 successful development wells on its Gulf of Mexico properties.

ONSHORE PROPERTIES. THEC owns onshore natural gas and oil properties representing interests in 1,179 gross (779 net) wells, approximately 86% of which THEC is the operator of record, and 166,450 gross (116,639 net) acres. Over the past five years, THEC has drilled or participated in the drilling of 108 successful development wells and 9 successful exploratory wells onshore, representing a historical success rate of 80%. During 1999, THEC drilled 31 successful development wells and 2 successful exploratory wells on its onshore properties. During the same period, THEC drilled or participated in the drilling of 6 development wells that were not successful.

Effective October 1, 1999, THEC acquired from a private undisclosed party an interest in offshore producing properties in the West Cameron 587 field of the Gulf of Mexico. The newly acquired properties are comprised of 21 BCFe of proved reserves and 6 BCFe of probable reserves. The net purchase price of $21.0 million was paid in cash and financed by borrowings under the THEC Facility. THEC plans to drill 2 additional wells and install a minimal structure with test facilities to commence production in 2000.

JOINT VENTURE

During 1999, THEC completed the drilling of eight wells, six of which were successful. At December 31, 1999, two additional joint venture wells were drilled, and subsequently, in January and February 2000, three new wells were spud. During 2000, the THEC Joint Venture plans to drill approximately five to eight offshore exploratory wells and to complete the development and facility installation of the successful exploratory wells drilled in 1999.

                             ENERGY-RELATED SERVICES

As part of its business strategy, the Company is focusing on continuing to develop and grow its energy services through non-regulated subsidiaries that market and manage natural gas, electricity, and consumer products and services to residential, commercial and industrial customers, including those within the Company's traditional utility service territories. These non-regulated subsidiaries, some of which are currently in the start-up phase, had revenues of $188.6 million and an operating loss of $3.4 million in 1999.

ENERGY MARKETING. The Company buys, sells and markets gas and electricity and arranges for transportation and related services to over 100,000 customers throughout the Northeastern United States, including those in the gas service territories of the Company.

ENERGY MANAGEMENT. The Company owns, designs, constructs and/or operates energy systems for commercial and industrial customers and provides energy-related services to clients in the metropolitan New York City - Long Island area and in New England.

APPLIANCE SERVICES. The Company provides various technical and maintenance services to customers throughout the metropolitan New York City - Long Island area, including the installation, maintenance and repair of heating equipment, water heaters, central air conditioners and other appliances. With over 125,000 service contracts, the Company is the largest provider of these services in the State of New York.

TELECOMMUNICATIONS. The Company owns a fiber optic network in excess of 350 miles on Long Island. The fiber optic network serves the telecommunication needs of the Company on Long Island and also serves several carriers under short and long-term agreements.

FUEL CELLS. The Company has also become the exclusive provider of residential fuel cell units distributed on behalf of a joint venture between GE MicroGen, a subsidiary of GE Power Systems and Plug Power in New York City and Long Island and is the authorized service provider for PC25(TM) natural-gas-powered fuel cells manufactured by International Fuel Cells (IFC)/ONSI(R) Corporation, subsidiaries of United Technologies, in the metropolitan New York - Long Island area.

As previously stated, during 1999 and in February 2000, the Company made several acquisitions to expand its energy services operations in the metropolitan New York City - Long Island area and in New England.

The Company's energy-related services operations compete with the marketing and management operations of both independent and major energy companies in addition to electric utilities, independent power producers, local distribution companies and various energy brokers. As a result of the continuing efforts to deregulate both the natural gas and electric industries, the relative energy cost differences among different forms of energy are expected to be reduced in the future. Competition is based largely upon pricing, availability and reliability of supply, technical and financial capabilities, regional presence and experience. The Company's energy-related services subsidiaries are expected to enable the Company to take advantage of emerging deregulated energy markets for both gas and electricity and the Company anticipates that it will continue to target other acquisitions which also provide it with opportunities to expand those services both within and outside its traditional service territories.

                           ENERGY-RELATED INVESTMENTS

As one of its complementary lines of business, the Company has investments in energy-related businesses, including natural gas pipelines, midstream natural gas processing and gathering facilities and gas storage facilities in the Northeast region of the United States and in Canada and the United Kingdom.

During 1999, net income from energy-related investments was $7.8 million, and the Company's capital expenditures in this segment were $49.4 million, which represents the Company's acquisition of a 37% interest in Paddle River, its purchase of certain oil properties in Canada, as well as its share of capital expenditures in the midstream natural gas assets owned jointly with Gulf Canada Resources Limited ("Gulf Canada") and its capital expenditures related to its investment in the gas distribution system in Northern Ireland, as discussed below.

The Company owns a 20% interest in Iroquois, the partnership that owns a 374-mile pipeline that currently transports 946 MDTH of Canadian gas supply daily from the New York-Canadian border to markets in the Northeastern United States. The Company is also a shipper on Iroquois and currently transports up to 137 MDTH of gas per day on the pipeline.

The Company owns a 24.5% interest in Phoenix Natural Gas ("Phoenix") and a 50% interest in Premier Transco Pipeline ("Premier") in Northern Ireland. Phoenix is a gas distribution system serving the City of Belfast, Northern Ireland, which is in its early stages of development pursuant to an eight-year program of capital development and line extensions. Premier is an 84-mile pipeline to Northern Ireland from southwest Scotland that has planned transportation capacity of approximately 300 MDTH of gas supply daily to markets in Northern Ireland.

The Company has equity investments in two gas storage facilities in the State of New York, Honeoye Storage Corporation and Steuben Gas Storage Company.

The Company also has a 50% interest in midstream natural gas assets located in Western Canada owned jointly with Gulf Canada. The assets include interests in 14 processing plants and associated gathering systems that can process approximately 1.5 BCFe of natural gas daily, and associated natural gas liquids fractionation. Additionally, as previously discussed, a 37% interest in Paddle River was acquired by the Company in September 1999 and in December 1999, the Company acquired the Nipisi oil property all in Western Canada.

                           REGULATION AND RATE MATTERS

Gas and electric public utility companies, and corporations which own gas and electric public utility companies (I.E., public utility holding companies) may be subject to either or both state and federal regulation. In general, state public utility commissions, such as the NYPSC, regulate the provision of retail services, including the distribution and sale of natural gas and electricity to consumers. FERC regulates interstate natural gas transportation and electric transmission, and has jurisdiction over certain wholesale natural gas sales and wholesale electric sales. Public utility holding companies, especially those with operations in several states, are regulated by the SEC under PUHCA, and to some extent by state utility commissions through the regulation of corporate, financial and affiliate activities of public utilities.

PUBLIC UTILITY HOLDING COMPANY REGULATION. KeySpan Energy is a public utility holding company, although it is currently exempt from most regulation under PUHCA because of the predominately intrastate character of its public utility subsidiaries. The only provision of PUHCA from which KeySpan Energy is not currently exempt is the requirement that any person must obtain advance SEC approval for the acquisition of 5% or more of voting securities issued by any public utility company or public utility holding company. However, following the consummation of the Eastern Transaction, the Company will become a "registered" holding company under PUHCA. As such, the corporate and financial activities of the Company and its subsidiaries, including the ability of each entity to pay dividends will be subject to regulation of the SEC. On March 6, 2000, the Company filed its application with the SEC to become a registered holding company under PUHCA.

KeySpan Energy also is subject to indirect regulation by the NYPSC in the form of conditions attached to NYPSC orders authorizing the formation of the Company and approving the Combination, among other matters. Those conditions address the manner in which KeySpan Energy and its subsidiaries interact with their two
NYPSC-regulated natural gas distribution subsidiaries, Brooklyn Union and Brooklyn Union of Long Island.

                                NYPSC REGULATION

NATURAL GAS UTILITIES. The NYPSC is the principal agency in the State of New York which regulates, as "gas corporations" - companies that own, operate or manage pipelines and other facilities used to distribute or sell natural gas. The NYPSC regulates the construction, use and maintenance of intrastate natural gas facilities, the retail rates, terms and conditions of service offered by gas corporations, as well as matters relating to the quality, reliability and safety of service. The NYPSC also regulates the corporate, financial and affiliate activities of gas corporations. Both Brooklyn Union and Brooklyn Union of Long Island are gas corporations subject to the full scope of NYPSC regulation.

Beginning in the mid-1980's, the NYPSC has taken a number of steps to require the "unbundling" of natural gas sales and other services from the distribution of natural gas through pipelines in order to encourage competition among gas sellers and energy service providers. In 1985, the NYPSC ordered the major gas utilities in the state to offer transportation service for large volume customers who choose to purchase natural gas from other suppliers. Subsequently, the NYPSC required that transportation service be made available to all customers beginning on May 1, 1996. Brooklyn

Union and Brooklyn Union of Long Island have been providing a transportation service option to all their customers in compliance with that NYPSC requirement.

In April 1997, the NYPSC ordered gas utilities to cease providing non-safety related appliance repair service by no later than May 1, 2000. Brooklyn Union stopped providing these services in April 1998, and Brooklyn Union of Long Island ceased providing non-emergency appliance repair services on July 1, 1999. During a transition period from September 22, 1999 through April 30, 2000,
Brooklyn Union of Long Island is implementing a transition program to assist customers in their change to new non-emergency appliance service providers.

In November 1998, the NYPSC issued a policy statement that anticipated that natural gas utilities would cease sales of gas, and become transportation-only providers, within three to seven years. Marketers, including those that are affiliated with the natural gas utilities, are permitted to compete for retail natural gas sales. The NYPSC's policy statement envisions proceedings to restructure the operations of natural gas utilities in order to facilitate the achievement of the objectives articulated in the policy statement.

On October 18, 1999, Brooklyn Union and Brooklyn Union of Long Island (the "Gas Companies") filed a Joint Restructuring Proposal (the "Proposal") with the NYPSC. The Proposal outlines how the Gas Companies would restructure their operations by encouraging all gas consumers to migrate to transportation-only service. The Proposal is designed to (i) provide significant impetus towards the Gas Companies exiting the gas supply business and (ii) present opportunities for the development of a competitive unbundled gas supply market for all customers. Settlement discussions with the Staff of the NYPSC and other interested parties have been held regarding the Gas Companies' restructuring proposals. The Company is unable to predict the outcome of this matter. For more information on gas deregulation, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

Brooklyn Union currently is operating under a six-year rate plan that ends on September 30, 2002. Brooklyn Union is subject to an earnings sharing provision under which it will be required to credit to certain customers 60% of any utility earnings up to 100 basis points above specified common equity return levels (other than any earnings associated with discrete incentives) and 50% of any utility earnings in excess of 100 basis points above such threshold levels. The threshold levels are13.50% for rate years, September 30 1999, 2000 and 2001; and 13.25% for rate year 2002. A safety and reliability incentive mechanism provides a maximum 12 basis point pre-tax penalty return on common equity if Brooklyn Union fails to achieve certain safety and reliability performance standards, and a customer service incentive performance program with a maximum 40 basis point pre-tax penalty return on equity. With the exception of the simplification of the customer service performance standards and the imposition of the earnings sharing provisions, the Brooklyn Union rate plan approved by the NYPSC in 1996 remains unchanged.

Brooklyn Union of Long Island currently is operating under a three-year rate plan. The rate plan applies to the period December 1, 1997 through November 30, 2000. Under the plan, if Brooklyn Union of Long Island's earned return on common equity devoted to its operations exceeds 11.10%, it must credit back to certain customers 60% of earnings up to 100 basis points above the 11.10% and 50% of any earnings in excess of a 12.10% return. Both a customer service and a safety and reliability incentive performance program became effective on December 1, 1997, with maximum pre-tax return on equity penalties of 40 and 12 basis points, respectively, if Brooklyn Union of Long Island fails to achieve certain performance standards in these areas. At the conclusion of the Brooklyn Union of Long Island rate plan on November 30, 2000, Brooklyn Union of Long Island or the NYPSC on its own motion, may initiate a proceeding to revise the rates and charges of that company.

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

ELECTRIC SUPPLIERS. KeySpan Generation LLC ("KeySpan Generation") and KeySpan Ravenswood, Inc. ("KeySpan Ravenswood"), KeySpan Energy's electric generation subsidiaries, are not subject to NYPSC rate regulation because their energy transactions are made exclusively at wholesale; however, KeySpan Generation and KeySpan Ravenswood are subject to NYPSC financial, reliability and safety regulation. As wholesale generators, KeySpan Generation and KeySpan Ravenswood qualify for "lightened" regulatory treatment, I.E. certain discretionary regulations are waived and others are applied with less scrutiny than would be the case for fully-regulated electric utilities.

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

The Company also owns an approximate 20% interest in Iroquois and 52% and 18.6% interests in the Honeoye and Steuben gas storage facilities, respectively.
Iroquois, Honeoye and Steuben are fully regulated by the FERC as natural gas companies.

ELECTRIC SUPPLIERS. The FERC regulates the sale of electricity at wholesale and the transmission of electricity in interstate commerce as well as certain corporate and financial activities of companies that are engaged in such activities.

The Generating Facilities and the Ravenswood Facility are subject to FERC regulation based on their wholesale energy transactions. LIPA, KeySpan Generation, and the Staff of FERC stipulated to setting rates designed to recover $300.5 million in the first year with agreed-upon adjustments to set rates for the remainder of the five-year rate period. The only party opposed to this stipulation is the

County of Suffolk. Parties submitted initial briefs to a FERC Administrative Law Judge ("ALJ") on December 8, 1998 and reply briefs on January 15, 1999. On April 15, 1999, the presiding ALJ issued an Initial Decision which ordered, subject to review of the Commission on exceptions or on its own motion, that the rates and terms contained in the PSA, as modified by the June 30, 1998 Stipulation and Agreement, are just and reasonable. On June 17, 1999, this initial decision was made a final order of the FERC. The FERC retains the ability in future proceedings, either on its own motion or upon a complaint filed with the FERC, to modify KeySpan Generation's rates, either upward or downward, if the FERC finds that the public interest requires it to do so.

KeySpan Ravenswood's rates are based on its market based rate application approved by FERC. The rates that KeySpan Ravenswood may charge are subject to mitigation measures due to market power concerns of the FERC. As is the case with KeySpan Generation, the FERC retains the ability in future proceedings, either on its own motion or upon a complaint filed with the FERC, to modify KeySpan Ravenswood's rates, either upward or downward, if the FERC concludes that it is in the public interest to do so.

                          REGULATION IN OTHER COUNTRIES

The Company's operations in Northern Ireland, conducted through Premier and Phoenix, are subject to licensing by the Northern Ireland Department of Economic Development and regulation by the U.K. Department of Trade and Industry (with respect to the subsea and on-land portions of the Premier pipeline) and the Northern Ireland Director General, Office for the Regulation of Electricity and Gas (with respect to the Northern Ireland portion of the Premier pipeline and Phoenix's operations generally). The licenses establish mechanisms for the establishment of rates for the conveyance and transportation of natural gas, and generally may not be revoked except upon long- term notice. Charges for the supply of gas by Phoenix are largely unregulated unless a determination is made of an absence of competition.

The Company's assets in Canada are subject to regulation by Canadian provincial authorities. Such regulatory authorities license the operations of the facilities and regulate safety matters and certain changes in such facilities' operations.


                              ENVIRONMENTAL MATTERS

OVERVIEW

The Company's ordinary business operations subject it to various federal, state and local laws, rules and regulations dealing with the environment, including air, water, and hazardous waste, and its business operations are regulated by various federal, regional, state and local authorities, including the United States Environmental Protection Agency (the "EPA"), the DEC, the New York City Department of Environmental Protection (NYC DEP) and the Nassau and Suffolk County Departments of Health. These requirements govern both the normal, ongoing operations of the Company and the remediation of contaminated properties historically used in utility operations. Potential liability associated with the Company's historical operations may be imposed without regard to fault, even if the activities were lawful at the time they occurred.

Ensuring continuing compliance with environmental requirements may require significant expenditures for capital improvements or modifications in some areas. Total capital expenditures for environmental improvements and related studies, for other than MGP matters, amounted to approximately $1.7 million for the year ended December 31, 1999, and are expected to be in the $1 to $2 million range for the year ending December 31, 2000.

Except as set forth below, no material proceedings relating to environmental matters have been commenced or, to the knowledge of the Company, are contemplated by any federal, state or local agency against the Company, and the Company is not a defendant in any material litigation with respect to any matter relating to the protection of the environment. The Company believes that its operations are in substantial compliance with environmental laws and that requirements imposed by environmental laws are not likely to have a material adverse impact upon the Company. The Company believes that all prudently incurred costs not recoverable through insurance or some other means with respect to environmental requirements will be recoverable from its customers. The Company also is pursuing claims against insurance carriers and potentially responsible parties which seek the recovery of certain costs associated with the investigation and remediation of contaminated properties.

AIR. Federal, state and local laws currently regulate a variety of air emissions from new and existing electric generating plants, including SO2, NOx, opacity and particulate matter and, in the future, may also regulate emissions of fine particulate matter, hazardous air pollutants, and carbon dioxide. The Company has submitted timely applications for permits in accordance with the requirements of Title V of the 1990 amendments to the Federal Clean Air Act ("CAA"). Final permits have been issued for all of the Company's electric generating facilities with the exception of the Far Rockaway and KeySpan
Ravenswood facilities, which are pending. The permits allow the Company's electric generating plants to continue to operate without any additional significant expenditures, except as described below.

The Company's generating facilities are located within a CAA severe ozone non-attainment area, and are subject to the Phase I, II, and III NOx reduction requirements established under the Ozone Transportation Commission ("OTC") memorandum of understanding. The Company's investments in boiler combustion modifications and the use of natural gas firing at its steam electric generating stations has enabled the Company to achieve the NOx emission reductions required under Phase I and II in a cost-effective manner. In addition, software and equipment upgrades of approximately $1 million for continuous emissions monitors ("CEM") may be required in 2000 to meet EPA requirements for the NOx allowance tracking/trading program and certain other regulatory changes affecting the operation of CEM systems. The Company currently estimates that it may be required to spend between $5 million and $25 million by the year 2003 for additional pollution control equipment to achieve the OTC Phase III NOx reduction requirements and/or new requirements imposed under the EPA NOx state implementation plan, depending on the actual level of NOx emission reductions which are required when pending regulations are implemented by the State of New York.

WATER. The Company possesses permits for its generating units which authorize discharges from cooling water circulating systems and chemical treatment systems. These permits are renewed from time to time, as required by regulation. The Company does not foresee any new, material obligations arising from these permit renewals.

On behalf of LIPA, the Company provides management and operations support for the LIPA- Connecticut Light and Power Company electric transmission cable system located under the Long Island Sound (the "Sound Cable"). The Connecticut Department of Environmental Protection and the DEC separately have issued Administrative Consent Orders ("ACOs") in connection with releases of insulating fluid from the Sound Cable. The ACOs require the submission of a series of reports and studies describing cable system condition, operation and repair practices, alternatives for cable improvements or replacement, and environmental impacts associated with prior leaks of fluid into the Long Island Sound. Compliance activities associated with the ACOs are ongoing and are recoverable from LIPA under the MSA.

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

MANUFACTURED GAS PLANT SITES. The Company has identified twenty-six MGP sites which were historically owned or operated by Brooklyn Union or Brooklyn Union of Long Island (or such companies' predecessors). Operations at these plants in the late 1800's and early 1900's may have resulted in the release of hazardous substances. These former sites, some of which are no longer owned by the Company, have been identified to both the DEC for inclusion on appropriate waste site inventories and the PSC. The currently-known conditions of fourteen of these former MGP sites, their period and magnitude of operation, generally observed cleanup requirements and costs in the industry, current land use and ownership, and possible reuse have been considered in establishing contingency reserves that are discussed below.

In 1995, Brooklyn Union executed an ACO with the DEC which addressed the investigation and remediation of a site in Coney Island, Brooklyn. In 1998, Brooklyn Union executed an ACO for the investigation and remediation of the Clifton MGP site in Staten Island. At the initiative of DEC, the City of New York and the Company are in negotiations on a cost sharing arrangement to conduct investigations in 2000 at the Citizen's MGP site in Brooklyn, which is now primarily owned by the City, but was formerly owned and operated by a Brooklyn Union predecessor. The DEC notified the Company in 1998 that the Sag Harbor and Rockaway Park MGP sites owned by Brooklyn Union of Long Island would require remediation under the State's Superfund program. Accordingly, the

Sag Harbor and Rockaway Park sites; as well as the Bay Shore, Glen Cove, Halesite and Hempstead MGP sites; are the subject of two separate ACOs, which the Company executed with the DEC in March and September 1999, respectively. Field investigations and, in some cases, interim remedial measures, are underway or scheduled to occur at each of these sites under the supervision of the DEC and the New York State Department of Health.

The Company was also requested by the DEC to perform preliminary site assessments at the Patchogue, Babylon, Far Rockaway, Garden City and Hempstead (Clinton St.) MGP sites, each of which were formerly owned by LILCO, under a separate ACO entered into in September 1999. Initial studies based on existing, available documentation have been completed for each such site and the DEC has requested that the Company collect additional samples at each of the subject properties.

With the exception of the Coney Island site, which will be redeveloped for commercial or industrial use, the final end uses for the sites identified above and, therefore, acceptable remediation goals have not yet been determined. The Company is required to prepare a feasibility study for the remediation of each such site, based on cleanup levels derived from risk analyses associated with the proposed or anticipated future use of the properties. The schedule for completing this phase of the work under the ACOs for the identified sites discussed above extends through 2001.

Thus, thirteen sites identified above are currently the subject of ACOs with the DEC and one is subject to the negotiation of such an agreement. The Company's remaining MGP sites may not become subject to ACOs in the future, and accordingly no liability has been accrued for these sites. It is possible, based on future investigation, that the Company may be required to undertake investigation and potential remediation efforts at these, or other currently unknown former MGP sites. However, the Company is currently unable to determine whether or to what extent such additional costs may be incurred.

The Company believes that in the aggregate, the accrued liability for investigation and remediation of the MGP sites identified above are reasonable estimates of likely cost within a range of reasonable, foreseeable costs. Accordingly, the Company presently estimates the cost of its MGP- related environmental cleanup activities will be $123 million; which amount has been accrued by the Company as its current best estimate of its aggregate environmental liability for known sites. As previously indicated, the total MGP-related costs may be substantially higher, depending upon remediation experience, selected end use for each site, and actual environmental conditions encountered.

The NYPSC approved rate plans for Brooklyn Union and Brooklyn Union of Long Island provide for the recovery of such investigation and remediation costs. The Brooklyn Union rate plan provides, among other things, that if the total cost of investigation and remediation varies from that which is specifically estimated for a site under investigation and/or remediation, then Brooklyn Union will retain or absorb up to 10% of the variation. The Brooklyn Union of Long Island rate plan also provides for the recovery of investigation and remediation costs but with no consideration of the difference between estimated and actual costs. Under prior rate orders, Brooklyn Union has offset certain moneys due to ratepayers against its estimated environmental cleanup costs for MGP sites. At December 31, 1999, the Company has reflected a regulatory asset of $95.6 million.

Expenditures incurred to date by the Company with respect to MGP-related activities total $15.9 million.

Periodic discussions by the Company with insurance carriers and third parties for reimbursement of some portion of MGP site investigation and remediation costs continue. In December 1996, LILCO filed a complaint in the United States District Court for the Southern District of New York against fourteen insurance companies that issued general comprehensive liability policies to LILCO. In January 1998, LILCO commenced a similar action against the same, and additional, insurance companies in New York State Supreme Court, and the federal court action subsequently was dismissed. The state court action is being conducted by the Company on behalf of Brooklyn Union of Long Island. The outcome of this proceeding cannot yet be determined. In addition, Brooklyn Union is in discussions with insurance carriers regarding the possible resolution of coverage claims related to its MGP site investigation and remediation activities without litigation. The Company is not able to predict the outcome of these discussions.

RAVENSWOOD FACILITY. In connection with the Company's acquisition of the Ravenswood Facility, the Company assumed all of Con Edison's historical contingent environmental obligations relating to facility operations other than liabilities arising from pre-closing disposal of waste at off-site locations and any monetary fines arising from Con Edison's pre-closing conduct. These environmental exposures are generally divided between (i) future capital expenditures, in the nature of property and leasehold improvements, necessary to address compliance obligations and (ii) expenditures to investigate and, as necessary, remediate certain on-site contamination which may or may not result in leasehold improvements.

Presently, there are four ACOs issued to Con Edison by the DEC. The Company has contractually agreed to assume Con Edison's remaining obligations at the Ravenswood Facility under these ACOs. Generally, the Company's derivative obligations are expected to include investigation and remediation of certain petroleum releases, inspection and any necessary corrective action for certain aboveground storage tanks and underground piping, potential upgrades to existing cooling water intake structures, and implementation of an air emissions opacity reduction program. The Company is currently negotiating a consolidated ACO with the DEC that will clarify the scope and timing of these activities.

The Company has identified certain capital expenditures for environmental compliance purposes at the Ravenswood Facility that are reasonably likely to occur. To address an anticipated shortfall of NOx emissions allowances beginning in May 2003, the Company may incur capital costs for additional air pollution control equipment. Alternatively, the Company may elect to purchase additional NOx allowances. The Company may be required to upgrade the Ravenswood Facility cooling intake structures in order to meet the best available technology requirements of the Federal Clean Water Act. The extent and cost of any upgrades are uncertain and will depend upon the analysis and interpretation of certain studies submitted by the Company to the DEC and subsequently agreed upon between the DEC and the Company.

Pursuant to its derivative ACO obligations, the Company will complete the investigation and remediation of certain petroleum and other hazardous material releases at the Ravenswood Facility, as necessary. The Company will also address similar releases not covered by the ACO's. The

Ravenswood Facility is located on a former MGP site. The Company has no current obligation to investigate or remediate the property for contamination resulting from historical MGP operations, although there may be a need to perform certain site remediation as part of an overall improvement of property related to the installation of new generation capacity. Based on information currently available for environmental contingencies related to the Ravenswood acquisition, the Company has accrued $5 million as the minimum liability to be incurred.


EMPLOYEE MATTERS

On December 31, 1999, the Company had approximately 7,723 full-time employees. Of that total, approximately 4,946 employees are covered under collective bargaining agreements; 1,726 employees are represented by Local 101, Utility Division, of the Transport Workers Union of America, 205 employees are represented by Local 3 of the International Brotherhood of Electrical Workers (the "IBEW"), 1,882 employees are represented by Local 1049 of the IBEW and 1,133 employees are represented by Local 1381 of the IBEW.

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

EXECUTIVE OFFICERS OF THE COMPANY

Certain information regarding the Company's Executive Officers, all of whom serve at the will of the Board of Directors, is set forth below:

ROBERT B. CATELL

Mr. Catell, age 62, has been a Director of the Company since its creation in May 1998 and served as its President and Chief Operating Officer from May 1998-July 1998. He was elected Chairman of the Board and Chief Executive Officer in July 1998. Mr. Catell joined Brooklyn Union in 1958 and became an officer in 1974. He was elected Vice President in 1977, Senior Vice President in 1981 and Executive Vice President in 1984. He was elected Chief Operating Officer in 1986 and President in 1990. Mr. Catell served as President and Chief Executive Officer from 1991 to 1996, when he was elected Chairman and Chief Executive Officer. In 1997, Mr. Catell was elected Chairman, President and Chief Executive Officer of the Company.

LAWRENCE S. DRYER

Mr. Dryer, age 40, was elected Vice President of Internal Audit for the Company in September 1998. Mr. Dryer had been with the Long Island Lighting Company (LILCO) since 1992 as Director of Internal Audit and was responsible for providing independent appraisals and recommendations to improve management controls and increase operational efficiency. Prior to joining LILCO, Mr. Dryer was an Audit Manager with Coopers & Lybrand.

ROBERT J. FANI

Mr. Fani, age 46, was elected Executive Vice President of Strategic Services in February 2000. Mr. Fani joined Brooklyn Union in 1976, and held a variety of management positions in distribution, engineering, planning, marketing, and business development. He was elected Vice President in 1992. In 1997, Mr. Fani was promoted to Senior Vice President of Marketing and Sales. In 1998, he assumed that position with the Company and, as of September 1, 1999, assumed responsibility for Gas Operations.

WILLIAM K. FERAUDO

Mr. Feraudo, age 49, was elected Executive Vice President of KeySpan Services Group in February 2000. KeySpan Services Group, is the group of non-regulated energy service companies focusing on gas marketing, energy management and telecommunications. Since its founding in 1996, the group has grown to more than 2,000 employees, serving customers in the Northeast. Mr. Feraudo began his career at Brooklyn Union in 1971 and rose through a succession of positions in Information Systems, Engineering, Customer Operations, Sales, Marketing, and Product Development before being named Senior Vice President in 1994. He served as Senior Vice President of Energy Services for the Company prior to his promotion to Executive Vice President.

RONALD S. JENDRAS

Mr. Jendras, age 52, was named Vice President, Controller and Chief Accounting Officer of the Company in August 1998. He joined Brooklyn Union in 1969 and held a variety of positions in the Accounting Department before being named budget director in 1973. In 1983, Mr. Jendras was promoted to manager of Brooklyn Union's Rate and Regulatory Affairs area, and in 1997, was named general manager of the Accounting Division.

GERALD LUTERMAN

Mr Luterman, age 56, has served as Senior Vice President and Chief Financial Officer since August 1999. He formerly served as Chief Financial Officer of barnesandnoble.com and Senior Vice President and Chief Financial Officer of Arrow Electronics, Inc., a distributor of electronic components and computer products. Prior to that, from 1985-1996, he held executive positions with American Express, including Executive Vice President and Chief Financial Officer of the Consumer Card Division from 1991-1996.

DAVID MANNING

Mr. Manning, age 49, was elected Senior Vice President of Corporate Affairs in April 1999. Before joining KeySpan Energy, Mr. Manning had been president of the Canadian Association of Petroleum Producers (CAPP) since 1995. From 1993 to 1995, he was Deputy Minister of Energy for the Province of Alberta, Canada, the source of approximately 14 percent of the natural gas supply serving United States markets. From 1988 to 1993, he was Senior International Trade Counsel for the Government of Alberta, based in New York City. Previously he was in the private practice of law in Canada.

CRAIG G. MATTHEWS

Mr. Matthews, age 57, has been President and Chief Operating Officer of KeySpan Energy and Brooklyn Union since January 1999. Mr. Matthews joined Brooklyn Union in 1965 and held various management positions in the corporate planning, financial, marketing, and engineering areas. He has been an officer since 1977. He was elected Vice President in 1981 and Senior Vice President in 1985. In 1991, Mr. Matthews was named Executive Vice President with responsibilities for Brooklyn Union's financial, gas supply, information systems, and strategic planning functions, as well as Brooklyn Union's energy-related investments. In 1996, Mr. Matthews was promoted to President and Chief Operating Officer. He also served as Executive Vice President and Chief Financial Officer of the Company from May 1998 through August 1999.

H. NEIL NICHOLS

Mr. Nichols, age 62, was elected Senior Vice President of the Company in March 1999. He also serves as President of KeySpan Energy Development Corporation
(KEDC), a position to which he was elected in March 1998. KEDC is a wholly owned subsidiary of the Company responsible for spearheading energy-related investment project development efforts, both domestically and internationally. Since February 1999, Mr. Nichols also has responsibility for KeySpan Energy Trading Services, LLC, the Company which provides fuel procurement management and energy trading services for Brooklyn Union, Brooklyn Union of Long Island and LIPA. Mr. Nichols, joined KeySpan in 1997, as a broad-based negotiator and business strategist with comprehensive finance and treasury experience in domestic and international markets. Prior to joining KeySpan, Mr. Nichols was an owner and president of Corrosion Interventions, Ltd. in Toronto, Canada. He also served as Chief Financial Officer and Executive Vice President with TransCanada.

ANTHONY NOZZOLILLO

Mr. Nozzolillo, age 51, was elected Executive Vice President of Electric Operations in February 2000. He previously served as Senior Vice President of the Company's Electric Business Unit from December 1998 to January 2000. He joined LILCO in 1972 and held various positions, including Manager of Financial Planning and Manager of Systems Planning. Mr. Nozzolillo served as LILCO's Treasurer from 1992 to 1994 and as Senior Vice President of Finance and Chief Financial Officer from 1994 to 1998. He served as Senior Vice President of Finance of the Company from May 1998 to December 1998. He also serves as a Director to the Long Island Museum of Science and Technology.

WALLACE P. PARKER, JR.

Mr. Parker, age 50, was elected Executive Vice President of Gas Operations in February 2000. He previously served as the Company's Senior Vice President of Human Resources from August 1998 to January 2000. He joined Brooklyn Union in 1971 and served in a wide variety of management positions. In 1987 he was named Assistant Vice President for marketing and advertising and was elected Vice President in 1990. In 1994 Mr. Parker was promoted to Senior Vice President of Human Resources.

LENORE F. PULEO

Ms. Puleo, age 46, was elected Executive Vice President of Shared Services in February 2000. She previously served as Senior Vice President of Customer Relations for Brooklyn Union from May 1994 to May 1998, and for the Company from May 1998 to January 2000. She joined Brooklyn Union in 1974 and worked in management positions in Brooklyn Union's Accounting, Treasury, Corporate Planning, and Human Resources areas. She was given responsibility for the Human Resources Department in 1987 and was named a Vice President in 1990. Ms. Puleo was promoted to Senior Vice President of Brooklyn Union's Customer Relations in 1994.

CHERYL T. SMITH

Ms. Smith, age 48, joined the Company in November 1998 as Senior Vice President and Chief Information Officer. She came to the Company from Bell Atlantic where she served as Vice President of Strategic Billing and Corporate Systems. Prior to Bell Atlantic, she worked at Honeywell Federated Systems Inc. as the Director of MIS for Honeywell Federal Systems, Inc. Ms. Smith brings to the Company more than 25 years of information systems technology experience.

MICHAEL J. TAUNTON

Mr. Taunton, age 44, has been the Company's Vice President of Investor Relations since September 1998. He joined Brooklyn Union in 1975 and has worked in various management positions in Marketing and Sales, Corporate Planning, Corporate Finance and Accounting. During the transition process he co-managed the day-to-day operations of the merger on behalf of Brooklyn Union and LILCO. Before that, Mr. Taunton was general manager of the Business Process Improvement teams that were organized to improve the organization's strategic focus.

COLIN P. WATSON

Mr. Watson, age 46, was named Senior Vice President of Strategic Marketing and E-Business effective March 1, 2000. He previously served as Vice President of Strategic Marketing from May 1998 until his promotion to Senior Vice President. Mr Watson joined Brooklyn Union in 1997 as Vice President of Strategic Marketing. From 1973 to 1997, he held several positions at NYNEX, including vice president and managing director of worldwide operations.

ROBERT R. WIECZOREK

Mr. Wieczorek, age 57, has been the Company's Vice President, Secretary and Treasurer since August 1998. Mr. Wieczorek joined Brooklyn Union in 1976 and held a variety of accounting/ financial related positions. In 1981 he was named Treasurer responsible for all cash management activities and for overseeing pension fund investments and retirement administration, pension manager evaluation, long-term debt and equity financing, investor relations, and shareholder records. From May 1998 to August 1998, he was Vice President and Auditor of the Company.

STEVEN L. ZELKOWITZ

Mr. Zelkowitz, age 50, was elected Senior Vice President and General Counsel of the Company in February 2000. He joined the Company as Senior Vice President and Deputy General Counsel in October 1998. Before joining the Company, Mr. Zelkowitz practiced law with Cullen and Dykman in Brooklyn, New York and had been a partner since 1984. He served on the firm's Executive Committee and was head of its Corporate/Energy Department. Mr. Zelkowitz specialized in energy and utility law and represented investor-owned and municipal gas and electric utilities in New York, New Jersey and Vermont.

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

In October 1998, the County of Suffolk and the Towns of Huntington and Babylon commenced an action against LIPA, the Company, the NYPSC and others in the United States District Court for the Eastern District of New York (the "Huntington Lawsuit"). The Huntington Lawsuit alleges, among other things, that LILCO ratepayers (i) have a property right to receive or share in the alleged capital gain that resulted from the transaction with LIPA (which gain is alleged to be at least $1 billion); and (ii) that LILCO was required to refund to ratepayers the amount of a Shoreham-related deferred tax reserve (alleged to be at least $800 million) carried on the books of LILCO at the consummation of the LIPA transaction. In December 1998, and again in June 1999, the plaintiffs amended their complaint. The amended complaint contains allegations relating to certain payments LILCO had determined were payable in connection with the LIPA Transaction and KeySpan Acquisition to LILCO's Chairman and certain former officers and adds the recipients of the payments as defendants. In June 1999, the Company was served with the second amended complaint. On August 23, 1999, the Company filed a motion to dismiss the second amended complaint. Pursuant to an agreement among the parties, the Company's motion to dismiss is being converted to a summary judgement motion. At this time the Company is unable to determine the outcome of this ongoing proceeding.

A class settlement, which became effective in June 1989 (COUNTY OF SUFFOLK, ET AL., V. LONG ISLAND LIGHTING COMPANY, ET AL.), resolved a civil lawsuit against LILCO brought under the federal Racketeer Influenced and Corrupt Organizations Act, alleging that LILCO made inadequate disclosures before the NYPSC concerning the construction and completion of nuclear generating facilities. The class settlement provided electric customers with rate reductions of $390.0 million that were being reflected as adjustments to their monthly electric bills over a ten-year period which began on June 1, 1990. The class settlement obligation of approximately $20 million at December 31, 1999 reflects the present value of the remaining reductions to be refunded to customers. As a result of the LIPA Transaction, LIPA will provide the remaining balance to its electric customers as an adjustment to their monthly electric bills. The Company will then, in turn, reimburse LIPA on a monthly basis for such reductions on the customer's monthly bill. The Company remains ultimately obligated for amounts due under the class settlement. In November 1999, class counsel for the LILCO ratepayers served a motion, in the United States District Court for the Eastern District of New York, seeking an order directing the Company to pay $42 million, in addition to the amounts remaining to be paid under the class settlement. Class counsel contends that the required rate reductions should have been exclusive of gross receipts taxes. The Company filed its opposition in January 2000 and class counsel filed their reply papers in February 2000. In their February papers, class counsel revised their demand to seek an order directing the Company to pay approximately $22 million, plus interest, in addition to the amounts remaining to be paid under the class settlement. The Company filed its rebuttal papers March 1, 2000 and oral argument was held March 6, 2000. On March 9, 2000, an order was issued by the court granting class counsel's motion. The Company is in the process of evaluating the order and, accordingly, is currently unable to determine the ultimate outcome of the proceeding or what effect, if any, such outcome will have on its financial condition or results of operations.

In May 1995, eight participants of LILCO's Retirement Income Plan ("RIP") filed a lawsuit against LILCO, the RIP and Robert X. Kelleher, the Plan Administrator, in the United States District Court for the Eastern District of New York (BECHER, ET AL., V. LONG ISLAND LIGHTING COMPANY, ET AL.). In January 1996, the Court ordered that this action be maintained as a class action. This proceeding arose in connection with the plaintiffs' withdrawal, approximately 25 years ago, of contributions made to the RIP, thereby resulting in a reduction of their pension benefits. The plaintiffs are now seeking, among other things, to have these reduced benefits restored to their pension accounts. In November 1997, the Company filed a motion for partial summary judgment with the District Court. On April 28, 1998, the Court denied the Company's motion and permitted the Company to file a further motion for partial summary judgment on additional grounds. On January 27, 1999, the Company entered a stipulation of settlement which was filed with the Court pursuant to which the Company will pay approximately $8 million, a substantial portion of which is recoverable from LIPA. On August 13, 1999, the Court approved the stipulation of settlement and dismissed the litigation with prejudice.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the last quarter of the 12 months ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is listed and traded on the New York Stock Exchange and the Pacific Stock Exchange under the symbol "KSE." As of March 1, 2000, there were approximately 90,500 record holders of the Company's common stock. The following table sets forth, for the quarters indicated, the high and low sales prices and dividends declared per share for the periods indicated:


1999                  High             Low         Dividends Per Share
------------------ -----------     -----------    ----------------------
First Quarter        31.313          25.125                .445
Second Quarter       27.690          24.250                .445
Third Quarter        31.060          26.380                .445
Fourth Quarter       29.690          22.630                .445






1998                                       High       Low    Dividends Per Share
-------------------------------------  ----------- -------- -------------------

Second Quarter (beginning May 28, 1998)    34 3/16   29 1/8           $0.445
Third Quarter                              30 3/4    25 3/8           $0.445
Fourth Quarter                             32 1/4    28 11/16         $0.445

ITEM 6.  SELECTED FINANCIAL DATA

                                                         (In Thousands of Dollars, Except Per Share Amounts)
------------------------------------------------------------------------------------------------------------
                                                    Nine Months        Twelve Months    Twelve Months
                                    YEAR ENDED         Ended              Ended            Ended        Year Ended
                                 DECEMBER 31, 1999  December 31, 1998  March 31, 1998   March 31, 1997  December 31, 1996
------------------------------------------------------------------------------------------------------------
INCOME SUMMARY
REVENUES
Gas distribution                 $      1,753,132  $      856,172  $     645,659 $     672,705 $     684,260
Electric services                         861,582         408,305              -             -             -
Electric distribution                           -         330,011      2,478,435     2,464,957     2,466,435
Gas exploration and production            150,581          70,812              -             -             -
Energy related services and other         189,318          63,181              -             -             -
------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                          2,954,613       1,728,481      3,124,094     3,137,662     3,150,695
OPERATING EXPENSES
Purchased gas                             744,432         331,690        299,469       308,400       322,641
Fuel and purchased power                   17,252          91,762        658,338       646,448       640,610
Operation and maintenance               1,091,166         842,313        511,165       489,868       499,211
Depreciation, depletion and amortization  253,440         294,864        169,770       154,921       171,681
Electric regulatory amortization                -         (40,005)        13,359       121,694        97,698
General taxes                             366,154         257,124        466,326       469,561       472,076
------------------------------------------------------------------------------------------------------------
OPERATING INCOME                          482,169         (49,267)     1,005,667       946,770       946,778
OTHER INCOME (DEDUCTIONS)                  37,496         (38,745)        (6,301)       22,191        26,572
------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INTEREST
    CHARGES AND  INCOME TAXES             519,665         (88,012)       999,366       968,961       973,350
Interest charges                         (124,692)       (138,715)      (404,473)     (435,219)     (447,629)
Income taxes                             (136,362)         59,794       (232,653)     (211,333)     (209,257)
------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                         258,611        (166,933)       362,240       322,409       316,464
Preferred stock dividend requirements      34,752          28,604         51,813        52,113        52,216
------------------------------------------------------------------------------------------------------------
EARNINGS (LOSS) FOR COMMON STOCK $        223,859  $     (195,537$       310,427$      270,296$      264,248
Foreign currency adjustment                 8,666            (952)             -             -             -
------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)      $        232,525  $     (196,489$       310,427$      270,296$      264,248
============================================================================================================
FINANCIAL SUMMARY
Earnings per share ($)                       1.62           (1.34)          2.56          2.24          2.20
Cash dividends declared per share ($)        1.78            1.19           1.78          1.78          1.78
Book value per share, year-end ($)          20.28           20.90          21.88         21.07         20.89
Market value per share, year-end ($)        23.19           31.00          31.50         24.00         22.13
Shareholders                               90,500         103,239         78,314        77,691        86,607
Capital expenditures ($)                  725,670         676,563        297,230       294,943       291,618
Total assets ($)                        6,730,691       6,895,102     11,900,725    11,849,574    12,209,679
Common equity ($)                       2,715,025       3,022,908      2,662,447     2,549,049     2,523,369
Redeemable preferred stock ($)            363,000               -        562,600       638,500       638,500
Preferred stock ($)                        84,339         447,973              -        63,598        63,664
Long term debt ($)                      1,682,702       1,619,067      4,381,949     4,457,047     4,456,772
Total capitalization ($)                4,482,066       5,089,948      7,606,996     7,708,194     7,682,305
===============================================================================================================
UTILITY OPERATING STATISTICS
Gas data (MDTH)
  Firm gas and transportation sales       275,771          87,179         58,304        60,276        62,375
  Other sales                              54,661          38,088         21,025        19,838        16,588
  Maximum daily capacity, year end      2,033,000       2,033,000        745,000       772,000       771,995
Total active gas meters                 1,628,497       1,610,202        464,563       458,910       457,809
Gas heating customers                     677,000         665,000        295,000       289,000       286,000


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

KeySpan Corporation, d/b/a KeySpan Energy (the "Company" or "KeySpan Energy"), is a holding company operating two utilities that distribute natural gas to approximately 1.6 million customers in New York City and on Long Island, making it the fourth largest gas-distribution company in the United States. Other KeySpan Energy companies market a portfolio of gas-marketing and energy- related services in the Northeast, own and operate electric-generation plants in New York City and on Long Island, and provide operating and customer services to approximately 1.1 million electric customers of the Long Island Power Authority ("LIPA"). The Company's other energy activities include: gas exploration and production, primarily through The Houston Exploration Company ("THEC"); domestic pipelines and storage; and international activities, including gas processing in Canada, and gas pipelines and local distribution in Northern Ireland. (See Note 2 to the Consolidated Financial Statements, "Business Segments" for additional information on each operating segment.)

The Company was formed on May 28, 1998 as a result of a transaction between Long Island Lighting Company ("LILCO") and LIPA (the "LIPA Transaction") and following the acquisition (the "KeySpan Acquisition") of KeySpan Energy Corporation ("KSE"). (See Note 14 to the Consolidated Financial Statements, "Sale of LILCO Assets, Acquisition of KeySpan Energy Corporation and Transfer of Assets and Liabilities to the Company" for additional information.)

On November 4, 1999, the Company entered into a definitive merger agreement to acquire all of the common stock of Eastern Enterprises ("Eastern"). Eastern is a holding company that owns and operates, primarily, Boston Gas Company, Colonial Gas Company, Essex Gas Company and Midland Enterprises, Inc. Eastern has also entered into an agreement to acquire all of the common stock of EnergyNorth, a provider of gas distribution services to customers in New Hampshire. The acquisition of Eastern is conditioned upon, among other things, the approval of Eastern shareholders, the Securities and Exchange Commission ("SEC") and, with respect to the EnergyNorth transaction, the New Hampshire Public Utility Commission. Upon consummation of the Eastern transaction, the Company will become a registered holding company under the Public Utility Holding Company Act of 1935, as amended. The Company anticipates that the transaction will be consummated in the third or fourth quarter of 2000, but is unable to determine when or if all required approvals will be obtained. (See Note 11 to the Consolidated Financial Statements, "Acquisition of Eastern Enterprises" for further details.)

Current period consolidated results of operations are reported for the year ended December 31, 1999. In 1998 the Company changed its fiscal year end from March 31 to December 31. Therefore, results of operations for the period ended December 31, 1998 reflect the nine month transition period April 1, 1998 to December 31, 1998 (the "Transition Period"). The Transition Period consists of the following: (i) the period April 1, 1998 through May 28, 1998, which reflects the results of LILCO only prior to the LIPA Transaction and KeySpan Acquisition; and (ii) the period May 29, 1998 through December 31, 1998, which represents the results of the fully consolidated Company, which includes the KSE-acquired companies, i.e. The Brooklyn Union Gas Company ("Brooklyn Union") and subsidiaries comprising the Gas Exploration and Production, Energy Related Services and Energy Related Investment segments. As required under purchase accounting, the results of operations for all periods prior to May 29, 1998 reflect results of LILCO only, and do not include results of KSE.

Due to the change in the composition of the Company's operations and the change in the Company's fiscal year, both occurring in 1998, results of operations for the year ended December 31, 1999, for the Transition Period, and for the fiscal year ended March 31, 1998 are not truly comparable for the following reasons.

Prior to the LIPA Transaction, LILCO provided fully integrated electric service to its customers. Included within electric rates charged to customers was a return on the capital investment in the generation and the transmission and distribution ("T&D") assets, as well as recovery of the electric business costs to operate the system. Upon completion of the LIPA Transaction, the nature of the Company's electric business changed from that of owner of an electric generation and T&D system, with significant capital investment, to a new role as owner of the non-nuclear generation facilities and as manager of the T&D system now owned by LIPA. In its new role, the Company's capital investment is significantly reduced and accordingly, its revenues under various service contracts with LIPA reflect that reduction.

Also contributing to the non-comparability between reporting periods, is the integration of the KSE- acquired companies since May 29,1998. The KSE-acquired companies, which include the gas distribution operations of Brooklyn Union, contribute significantly to results of operations. Income available for common stock for the KSE-acquired companies, for the period January 1, 1998 through May 28, 1998 was $63.4 million and is not reflected in results of operations for the Transition Period.

The change in the Company's fiscal year also contributed significantly to the non-comparability between reporting periods. As previously mentioned, results of operations for the Transition Period reflect results for the period April 1, 1998 through December 31, 1998. As a result, the Transition Period does not reflect earnings from gas heating-season operations. The Company realizes approximately 80% of its gas distribution-related earnings, or approximately 50% of its consolidated earnings, during the months of January through March, due to the large percentage of gas heating sales to total gas sales.

Since the reporting periods are not truly comparable we have provided, in addition to the discussion of the results of operations between periods that follows, a discussion of operating results for each business segment for the year ended December 31, 1999 compared to the full twelve months ended December 31, 1998. The intent of this additional disclosure is to provide a better explanation of the variations in operating results between two comparable twelve month periods for the Company's on- going business activities. (See "Segment Review of Operations - Combined Company Comparison".)


The commentary that follows should be read in conjunction with the Notes to the Consolidated Financial Statements.

CONSOLIDATED REVIEW OF HISTORICAL RESULTS

EARNINGS SUMMARY

Consolidated  earnings  for  1999  were  $223.9  million,  or $1.62  per  share.
Consolidated results for the Transition Period reflected a loss of $195.5 million, or $1.34 per share. During the Transition Period, the Company: (i) incurred substantial non-recurring charges associated with the LIPA Transaction of $107.9 million after-tax, or $0.74 per share, principally reflecting taxes associated with the sale of assets to the Company by LIPA and the write-off of certain regulatory assets that were no longer recoverable under various LIPA agreements; (ii) incurred charges amounting to $83.5 million after- tax, or $0.57 per share, associated with implementing an early retirement program and charges associated with the write-off of a customer-billing system that was in development; (iii) made a $20 million donation ($13 million after-tax, or $0.09 per share) to establish the KeySpan Foundation; and (iv) recorded an after-tax non-cash impairment charge of $54.1 million, or $0.37 per share, representing the Company's share of the impairment charge recorded by THEC to recognize the effect of low wellhead prices on its valuation of proved gas reserves. (See Note 15 to the Consolidated Financial Statements, "Costs Related to the LIPA
Transaction and Special Charges" for further details of these charges.) Excluding these non-recurring and special charges, earnings for the Transition Period were $63.0 million, or $0.43 per share. Earnings for the twelve months ended March 31, 1998 were $310.4 million, or $2.56 per share, and as noted above, reflect results of operations of the former LILCO only.

Consolidated income (loss) available for common stock by reporting segment is set forth in the following table for the periods indicated:

                                                                        (IN THOUSANDS OF DOLLARS)
-----------------------------------------------------------------------------------------------------------
                                                             Transition Period
                                                  April 1, 1998 through December 31, 1998
                                                  ---------------------------------------
                                                                                            Fiscal Year
                                   Year Ended                   Subsequent                     Ended
                                  December 31,    Prior to the    to the                     March 31,
                                      1999        Acquisition   Acquisition     Total          1998
-----------------------------------------------------------------------------------------------------------
Income (Loss ) Available for
Common Stock:
Gas Distribution                 $       151,217  $     (4,659)$      13,241 $      8,582  $      33,815
Electric Services                         77,099        45,141        11,978       57,119        276,612
Gas Exploration and Production            15,772             -         2,218        2,218              -
Energy Related Services                   (1,298)            -        (3,708)      (3,708)             -
Energy Related Investments                 7,753             -        (4,186)      (4,186)             -
Other                                    (26,684)            -         2,959        2,959              -
-----------------------------------------------------------------------------------------------------------
Consolidated                      $      223,859  $      40,482$       22,502  $   62,984  $      310,427
Special Charges                                                                  (258,521)
-----------------------------------------------------------------------------------------------------------
Consolidated including                                                          $(195,537)
    Special Charges
-----------------------------------------------------------------------------------------------------------


The increase in Gas Distribution earnings in 1999 as compared to the Transition Period and the fiscal year ended March 31, 1998, reflects, primarily, the addition of Brooklyn Union from the date of the KeySpan Acquisition. Brooklyn Union's income available for common stock in 1999 was $109.6 million. Further, earnings for the Transition Period do not include earnings from heating season operations (months of January through March) when the Company realizes approximately 80% of its gas related earnings. The decrease in earnings for the Transition Period as compared to the fiscal year ended March 31, 1998 is also due to the absence of heating season operations associated with LILCO's gas distribution operations during the Transition Period.

In 1999, earnings from Electric Services reflect service-fees under various service contracts with LIPA and earnings from the operations of the Company's investment in the 2,168 megawatt Ravenswood electric generation facility, ("Ravenswood Facility") located in Queens, New York, purchased in June 1999. In order to reduce its cash requirements, the Company entered into a lease agreement with a special purpose, unaffiliated financing entity that acquired a portion of the Ravenswood Facility and leased it to a subsidiary of the Company under a ten year lease. Electric Services earnings increased in 1999 as compared to the Transition Period due, primarily to the acquisition of the Ravenswood Facility which contributed $47.5 million to Electric Services earnings in 1999. Further, 1999 results reflect a full twelve month period of earnings from the service contracts with LIPA. (For additional details on the electric revenues and the Ravenswood Facility see "Electric Services- Revenue Mechanisms" and Note 9 to the Consolidated Financial Statements, "Contractual Obligations, and Contingencies", respectively.)

As previously mentioned, the Company's operating results under its arrangements with LIPA are significantly lower than those experienced prior to the LIPA Transaction, reflecting the change in the nature of the Company's electric business. As a result, earnings subsequent to the LIPA Transaction reflect these reduced margins; therefore, earnings for 1999 and the Transition Period are significantly lower than those experienced for the fiscal year ended March 31, 1998.

Results of operations in 1999 from Gas Exploration and Production, Energy Related Services, and Energy Related Investments reflect operations for a full twelve months as compared to seven months for the Transition Period. Earnings from Gas Exploration and Production operations in 1999 have benefited from the combined effect of increases in gas production volumes and gas prices. Results of operations in 1999 from Energy Related Services and Energy Related
Investments reflect the continued development and integration of companies acquired over the past few years.

Losses from the Other segment reflect preferred stock dividends and general expenses incurred by the corporate and administrative areas of the Company that have not been allocated to the various business segments, offset, in part, by interest income earned on temporary cash investments. Interest income has been decreasing as the Company continues to use cash to finance acquisitions, repurchase shares of its common stock, and retire maturing debt.

REVENUES

Consolidated revenues are derived, primarily, from the Company's two core operating segments - Gas Distribution and Electric Services. In 1999, these two core segments accounted for approximately 88% of consolidated revenues. The increase in consolidated revenues of $1.2 billion, or 71%, in 1999, as compared to the Transition Period, reflects, primarily, revenues from gas heating sales. For the months of January 1999 through March 1999, gas distribution revenues were $718.3 million or approximately 41% of total gas distribution revenues for the entire year. The Transition Period, which reflects the period April 1, 1998 through December 31, 1998, does not include revenues from heating season operations for the months of January through March. Further, revenues in 1999 reflect a full twelve month period for all segments, whereas the Transition Period reflects revenues for only seven months from the KSE- acquired companies. Revenues in 1999 also include $150.8 million of revenues from the Ravenswood Facility and were further enhanced from the acquisition of companies reflected in the Energy Related Services segment.

Consolidated revenues for the Transition Period decreased by $1.4 billion, or 45%, as compared to the fiscal year ended March 31, 1998 due to the significant reduction in electric revenues. Electric revenues for the Transition Period were derived from service agreements with LIPA for the period May 29, 1998 through December 31, 1998 and two months of electric services under LILCO. As previously mentioned, prior to the LIPA Transaction, LILCO provided fully integrated electric service to its customers. Included within electric rates charged to customers was a return on the capital investment in the generation and T&D assets, as well as recovery of the electric business costs to operate the system. Upon completion of the LIPA Transaction, the Company's capital investment was significantly reduced and accordingly, its revenues under the LIPA contracts reflect that reduction. This change in the nature of the Company's electric operations also contributed to the comparative decrease in revenues for 1999 as compared to the fiscal year ended March 31, 1998.

See Segment Review of Operations - Combined Company Comparison for additional information regarding revenues for each segment.

OPERATING EXPENSES

Operating expenses were $2.5 billion in 1999, and $1.8 billion and $2.1 billion for the Transition Period and fiscal year ended March 31, 1998, respectively. The increase in 1999 as compared to the Transition Period of $694.7 million, or 39.1%, is due, in part, to the increased reporting time frame and to an increase of $248.9 million in operations and maintenance expense reflecting, primarily, the addition of the KSE-acquired companies. The decrease in operating expenses for the Transition Period as compared to the fiscal year ended March 31, 1998 of $340.7 million or 16.0%, is due, primarily to the shorter reporting period and the discontinuance of fuel and purchased power expense associated with the electric generating facilities on Long Island, offset, in part, by operations and maintenance expenses of the KSE-acquired companies.

PURCHASED GAS

Variations in gas costs have little impact on operating results as the current gas rate structure of each of the Company's two gas distribution utilities includes a gas adjustment clause pursuant to which variations between actual gas costs and gas cost recoveries are deferred and subsequently refunded to, or collected from customers. Comparative variations between the reported periods are due to the addition of the KSE-acquired companies, changes in gas volumes and prices, and the differences in the reporting periods presented.

FUEL AND PURCHASED POWER

Electric fuel expense was $17.3 million in 1999, and $91.8 million and $658.3 million for the Transition Period and for the fiscal year ended March 31, 1998, respectively. In accordance with the Energy Management Agreement ("EMA") between the Company and LIPA, LIPA is responsible for paying directly the costs of fuel, as well as purchased power to satisfy the energy needs of LIPA's customers. As a result, since May 29, 1998, the Company no longer incurs any electric fuel expense for Long Island generation or purchased power expense. Electric fuel expense for 1999 reflects fuel purchases to operate the Ravenswood Facility.

OPERATIONS AND MAINTENANCE EXPENSE

Operations and maintenance expense was $1.1 billion in 1999, and $842.3 million and $511.2 million for the Transition Period and fiscal year ended March 31, 1998, respectively. The increase in all periods was due primarily to the addition of the KSE-acquired companies. Operations and maintenance expense for these companies was $483.6 million for 1999 and $284.1 million for the Transition Period. Further, the increase in comparative operations and maintenance expense in 1999 was due, in part, to the operations of the Ravenswood Facility, which added $61.3 million to expense. Operations and maintenance expense for the Transition Period included $63.8 million of costs associated with the write-off of a customer billing system that was in development and a charge of $64.6 million associated with an early retirement program.

On a comparable twelve month basis however, the Company has realized significant reductions in operations and maintenance expense derived, in part, from cost reduction measures and operating efficiencies employed during the past few years. To gain a better perspective of operations and maintenance expense on a comparable twelve month basis see Segment Review of Operations - Combined Company Comparison.

ELECTRIC REGULATORY AMORTIZATIONS

Prior to the LIPA Transaction, the Rate Moderation Component ("RMC"), included within electric regulatory amortizations, represented the difference between LILCO's revenue requirements under conventional ratemaking and the revenues provided by its electric rate structure.

In April 1998, the New York Public Service Commission (NYPSC") authorized a revision, effective December 1, 1997, to LILCO's method of recording its monthly RMC amortization. As a result of this change, for the period April 1, 1998 through May 28, 1998, LILCO recorded $51.5 million more of non-cash RMC credits to income, or $33.5 million after-tax, than it would have under the previous method. In addition, for the fiscal year ended March 31, 1998, LILCO recorded approximately $65.1 million more of non-cash RMC credits to income, or $42.5 million after-tax, than it would have under the previous method. In connection with the LIPA Transaction, which included the sale of all electric related regulatory assets, the RMC and all other electric regulatory amortizations were discontinued.

OTHER OPERATING EXPENSES

Depreciation and depletion expense reflects gas utility property and electric generation property additions for all periods and electric T&D property additions for the periods prior to the LIPA Transaction. In addition, depreciation and depletion expense in 1999 and for the Transition Period, includes depletion expense associated with the gas production activities of THEC. The decrease in depreciation and depletion expense in 1999 as compared to the Transition Period is due, primarily, to the fact that THEC recorded an impairment charge of $130 million in December 1998 to reduce the value of its proved gas reserves in accordance with the asset ceiling test limitations of the SEC applicable to gas exploration and development operations accounted for under the full cost method. Excluding this impairment charge, depreciation expense increased in all periods due to property additions and the addition of the KSE-acquired companies. Offsetting these increases, in part, is the effect on depreciation expense from the sale of significant property related assets to LIPA as a result of the LIPA Transaction.

Operating taxes principally include state and local taxes on utility revenues and property. The applicable property base and tax rates generally have increased in all periods. The increase in operating taxes in 1999, as compared to the Transition Period, reflects the addition of the KSE- acquired companies for a full twelve month period, and operating taxes associated with the Ravenswood Facility. Operating taxes associated with the KSE-acquired companies was $140.8 million in 1999 and $69.8 million during the Transition Period. The Ravenswood Facility had operating taxes of $19.6 million in 1999. Significant property related assets were sold to LIPA as part of the LIPA Transaction and, as a result, subsequent to May 28, 1998, property taxes related to such assets are no longer incurred by the Company. Therefore, operating taxes in 1999 and for the Transition Period are significantly lower than for the fiscal year ended March 31, 1998.

OTHER INCOME AND DEDUCTIONS

Other income includes equity earnings from subsidiaries comprising the Energy Related Investments segment, primarily the Company's 20% interest in the Iroquois Gas Transmission System LP ("Iroquois") and 50% investment in Gulf Midstream Services Partnership ("GMS"). In addition, other income also includes interest income from temporary cash investments. Equity earnings in 1999 reflect twelve months of results for Iroquois as compared to only seven months of results for the Transition Period. Further, GMS was acquired in December 1998 and, therefore, there are no equity earnings associated with GMS for the Transition Period. The Company recognized equity earnings of $7.1 million and $5.8 million for 1999, from its investment in Iroquois and GMS, respectively. Interest income has decreased in 1999, as compared to the Transition Period, as the Company continues to use cash to make acquisitions, repurchase shares of its common stock, and retire maturing debt. Other income and deductions also includes the minority interest effect associated with the Company's 64% ownership interest in THEC. Other income and deductions for the Transition Period reflects non-recurring charges associated with the LIPA Transaction of $107.9 million after- tax and a $20 million before-tax charge for the funding of the KeySpan Foundation. (See Note 15 to the Consolidated Financial Statements, "Costs Related to the LIPA Transaction and Special Charges".)

Other income and deductions for the fiscal year ended March 31, 1998 primarily includes a charge of $31 million before-tax with respect to certain benefits earned by former officers of LILCO offset by carrying charges on certain electric regulatory assets resulting from electric ratemaking mechanisms that have been discontinued due to the LIPA Transaction.

INTEREST EXPENSE

The decrease in interest expense in 1999 and for the Transition Period, as compared to the fiscal year ended March 31, 1998, primarily reflects the significantly reduced level of outstanding debt resulting from the LIPA Transaction. Upon consummation of the LIPA Transaction, LIPA assumed substantially all of the outstanding debt of LILCO. The Company, in return, issued promissory notes to LIPA for its continuing obligation to pay principal and interest on certain series of bonds that were assumed by LIPA. Outstanding debt at December 31, 1999 was $1.7 billion as compared to $4.5 billion (LILCO only) prior to the LIPA Transaction. In addition, interest expense in 1999 also reflects the repayment of $397 million of promissory notes due LIPA that matured in June 1999. The reduction in interest expense in 1999 from the lower levels of debt outstanding was offset, in part, by the interest expense from the KSE-acquired companies for the full twelve months.

INCOME TAXES

Income tax expense reflects the level of pre-tax income in all periods and for 1999, an adjustment to deferred tax expense and current tax expense for the utilization of previously deferred net operating loss ("NOL") carryforwards recorded in 1998. In the Transition Period, the Company recorded, as a deferred tax asset, a benefit of $71.1 million for NOL carryforwards. The Company estimates that $57.4 million of the benefits from the NOL carryforwards from 1998 will be realized in its consolidated 1999 federal and state income tax returns, and accordingly, applied the NOL benefits in its 1999 federal and state tax provisions. Pre-tax income and the related deferred income tax expense for the Transition Period were significantly affected by charges related to the LIPA Transaction, the write-off of a customer billing system, charges related to the early retirement program, and the impairment charge associated with the write-down of proved gas reserves. (See Note 3 to the Consolidated Financial Statements, "Income Tax".)

SEGMENT REVIEW OF OPERATIONS - COMBINED COMPANY COMPARISON

Due to the change in the structure of the Company's electric business as a result of the LIPA Transaction and the requirements of purchase accounting applicable to the KeySpan Acquisition (as discussed previously), results of operations for 1999 are not truly comparable to the results of operations for the Transition Period. For comparative purposes, we have combined the results of operations, excluding non-recurring and special charges, of KSE and LILCO for the entire twelve month period ended December 31, 1998. This combined presentation is intended to reflect the results of the Company as if the KeySpan Acquisition occurred on the first day of the reporting period, January 1, 1998. This "combined company basis" format will also be used to explain variations in operating results, for each business segment, between the twelve months ended December 31, 1999 and 1998.

Consolidated income (loss) available for common stock, on a combined company basis excluding non- recurring and special charges, by reporting segment is set forth in the following table for the periods indicated:


                                                    (IN THOUSANDS OF DOLLARS)
================================================================================
                                                      "Combined Company"
                                   Year Ended        Twelve Months Ended
                                December 31, 1999     December 31, 1998
----------------------------- --------------------- ------------------------
Income (Loss ) Available for
Common Stock:
Gas Distribution              $             151,217 $              133,685
Electric Services                            77,099                120,568*
Gas Exploration and Production               15,772                  8,995
Energy Related Services                      (1,298)                (8,623)
Energy Related Investments                    7,753                 (6,098)
Other                                       (26,684)                 1,279
--------------------------------------------------------------------------------
                              $             223,859 $              249,806
================================================================================
               * 1998 reflects the LIPA service agreements for the period May 29, 1998 through December 31, 1998 and electric operations of the former LILCO for the period January 1, 1998 through May 28, 1998.

GAS DISTRIBUTION

With the exception of a small portion of Queens County, the Company's gas distribution subsidiaries are the only providers of gas distribution services in the New York City counties of Kings, Richmond and Queens and the Long Island counties of Nassau and Suffolk. Brooklyn Union provides gas distribution services to customers in the New York City boroughs of Brooklyn, Queens and Staten Island, and KeySpan Gas East Corporation d/b/a Brooklyn Union of Long Island ("Brooklyn Union of Long Island"), provides gas distribution services to customers in the Long Island counties of Nassau and Suffolk and the Rockaway Peninsula of Queens County.

The table below highlights certain significant financial data and operating statistics for the Gas Distribution segment for the periods indicated.


                                                      (IN THOUSANDS OF DOLLARS)
================================================================================
                                                            "Combined Company"
                                          Year Ended        Twelve Months Ended
                                       December 31, 1999     December 31, 1998
--------------------------------------------------------------------------------
Revenues                         $         1,753,132  $           1,766,949
Cost of gas                                  702,044                702,669
Revenue taxes                                108,488                109,194
--------------------------------------------------------------------------------
Net Revenues                                 942,600                955,086
--------------------------------------------------------------------------------
Operations and maintenance                   415,888                464,296
Depreciation and amortization                102,997                 91,438
Operating taxes                              115,305                106,891
--------------------------------------------------------------------------------
Total Operating Expenses                     634,190                662,625
--------------------------------------------------------------------------------
Operating Income                 $           308,410  $             292,461
================================================================================
Earnings for Common Stock        $           151,217  $             133,685
================================================================================
Firm gas sales (MDTH)                        172,019                165,331
Firm transportation (MDTH)                    21,249                 13,974
Transportation -
Electric Generation (MDTH)                    82,503                 40,614
Other sales (MDTH)                            54,661                 65,482
Degree days                                    4,296                  3,940
Warmer than normal                             10.0%                  17.5%
================================================================================

NET REVENUES

Net gas revenues decreased in 1999 by $12.5 million, or 1.3%, due primarily, to rate reductions associated with the KeySpan Acquisition. Brooklyn Union reduced rates to its core customers by $23.9 million on an annual basis effective May 29, 1998 and Brooklyn Union of Long Island reduced its rates to core customers by $12.2 million annually effective February 5, 1998 and by an additional $6.3 million annually effective May 29, 1998. For the year ended December 31, 1999, rate reductions impacted revenues by approximately $19.2 million as compared to 1998.

Firm sales quantities, normalized for weather variations, increased by 2.4%, contributing approximately $10 million to net revenues. Firm sales additions were generated primarily on Long Island from the addition of new gas customers and oil to gas conversions. Weather normalized firm sales on Long Island increased by 3.7% and by 1.6% in the Company's New York City service area. Long Island has a very low natural gas saturation rate and significant gas-sales growth opportunities remain available. The Company estimates that only 28% of one and two-family homes on Long Island currently use natural gas for space heating, while 28% of the multi-family market and 69% of the commercial market use gas for space heating. In this service area, the Company will seek growth through the expansion of its distribution system as well as through the conversion of residential homes and the pursuit of opportunities to grow multi-family, industrial and commercial markets.

In the Company's service area of the New York City boroughs of Brooklyn, Queens and Staten Island, 79% of one and two- family homes currently use gas for space heating, while 54% of the multi-family market and 76% of the commercial market use gas for space heating. In these areas, the Company intends to seek growth with an aggressive marketing effort designed to encourage conversions of residential and multi-family homes and businesses from fuel oil to natural gas heating.

In the large volume heating markets, which include large apartment houses, government buildings and schools, gas service is provided under rates that are set to compete with prices of alternative fuel, including No. 2 and No. 6 grade heating oil. During 1999, gas generally sold at a premium to heating oil. However, due to the recent increase in the price of heating grade fuel oil, gas is currently selling at a discount to heating oil. The Company increased sales in this market in 1999, by approximately $6 million, through aggressive unit pricing and the addition of new customers.

Contributing to the reduction in comparative net margins in 1999 was a decrease in certain regulatory incentives earned by the Company, offset, in part, by revenue benefits associated with colder weather. Further, since April 1998, net revenues no longer reflect revenues derived from Brooklyn Union's appliance and repair services since these services have been "spun-off" to another Company subsidiary and are now reflected in the Energy Related Services segment.

SALES, TRANSPORTATION AND OTHER VOLUMES

Comparative firm gas sales volumes increased by 4.0% in 1999, due to the increase in normalized firm sales, as discussed above, and the benefits derived from colder weather in 1999 as compared to 1998.

Firm gas transportation volumes also increased in 1999, as a result of natural gas deregulation initiatives. At December 31, 1999, approximately 46,000 residential, commercial and industrial customers, with annual requirements of approximately 22,000 MDTH, or 10% of the Company's annual firm gas system requirements, purchased their gas supply from sources other than the Company, as compared to 32,900 customers with annual requirements of approximately 19,500 MDTH in 1998. The Company's net margins are not affected by customers opting to purchase their gas supply from sources other than the Company, since distribution rates charged to transportation customers are the same as those charged to sales customers. (See Item 7A. Quantitative and Qualitative Disclosures About Market Risk for a discussion of competitive issues facing the Company.)

Transportation volumes related to electric generation, reflect the transportation of gas to the Company's electric generating facilities located on Long Island. The Company began reporting these volumes since the LIPA Transaction. Net revenues from these volumes are marginal.

Other sales volumes include on-system interruptible volumes, off-system sales volumes (sales made to customers outside of the Company's service territories) and related transportation. The decrease in these sales reflects, primarily, the fact that Brooklyn Union discontinued its off-system sales program beginning April 1, 1998 and replaced it with a management agreement with Enron Capital and Trade Resources Corp. and its parent company, Enron Corp. (collectively, "Enron"), in which Enron pays the Company a fixed fee in exchange for the right granted Enron to earn revenues based upon its management of Brooklyn Union's gas supply requirements, storage arrangements, and off- system capacity. This agreement expires on March 31, 2000. The Company currently is in negotiations with a large energy corporation to provide energy supply management services to both Brooklyn Union and Brooklyn Union of Long Island beginning on April 1, 2000.

OPERATING EXPENSES

Comparative operating expenses decreased in 1999 by $28.4 million, or 4.3%. During the year, the Company realized significant reductions in operations and maintenance expense reflecting, primarily, the benefits derived from cost reduction measures and operating efficiencies employed during the past few years. Such measures included, but were not limited to, the early retirement program completed in 1998, in which over 600 employees participated. The Company intends to continue its on-going cost containment initiatives and anticipates further reductions in operations and maintenance expenses in 2000. In addition, Brooklyn Union's "spin-off" of non-safety related appliance repair services to KeySpan Energy Solutions LLC, a Company subsidiary, in April 1998 contributed to the reduction in operations and maintenance expense for this segment. Brooklyn Union of Long Island discontinued providing non-safety related appliance repair services on July 1, 1999, further reducing operating expenses for this segment.

The increase in depreciation and amortization expense reflects continued property additions and, more significantly, amortization of previously deferred merger related expenses. As provided for in the Stipulation Agreement, which in effect approved the KeySpan Acquisition, the Company's gas distribution subsidiaries deferred certain merger related costs at the time of the merger. These costs are being amortized over a ten year period. (See Gas Distribution - Rate Matters for further details on the Stipulation Agreement.) Further, operating taxes which include state and local taxes on property have increased as the applicable property base and tax rates generally have increased.

EARNINGS

Earnings increased in 1999 by $17.5 million, or 13.1% due primarily, to the net result of the aforementioned items. In addition, earnings were favorably affected by carrying charges on certain regulatory deferrals previously mentioned and lower interest expense.

ELECTRIC SERVICES

The Electric Services segment primarily consists of subsidiaries that own and operate oil and gas fired generating plants in Queens and Long Island, and through long-term contracts, manage the electric T&D system, the fuel and electric purchases, and the off-system electric sales for LIPA. Prior to the LIPA Transaction, LILCO provided fully integrated electric distribution services to over one million customers on Long Island.

Selected financial data for the Electric Services segment is set forth in the table below for the periods indicated.

                                                      (IN THOUSANDS OF DOLLARS)
=====================================================================================================
                                                                      Electric
                              Electric Services  Electric Services   Distribution
                              ----------------- ------------------   ------------
                                                  `                    January 1, 1998    "Combined Company"
                                   Year Ended     May 29, 1998 through   through          Twelve Months Ended
                              December 31, 1999   December 31, 1998     May 28, 1998      December 31, 1998
----------------------------- ----------------- ------------------    --------------      -------------------
Revenues

  Management Services
      Agreement ("MSA")       $         398,304 $          226,374 $            - $           226,374

  Power Supply
      Agreement ("PSA")                 303,163            178,367              -             178,367

  Energy Management
      Agreement ("EMA")                   6,535              3,564              -               3,564

  Ravenswood Facility                   150,836                  -              -                   -

  Electric Distribution                       -                  -        885,693             885,693

  Other                                   2,744                  -              -                   -


Total Revenues                          861,582            408,305        885,693           1,293,998
----------------------------- ----------------- ------------------ -------------- -------------------
Operating expenses

  Fuel and purchased power               17,252                  -        257,786             257,786

  Operations and maintenance            527,729            289,943        171,960             461,903

  Depreciation                           44,334             22,913         56,491              79,404

  Regulatory amortizations                    -                  -        (79,874)            (79,874)

  Operating taxes                       132,327             65,129        153,289             218,418

Total Operating Expenses                721,642            377,985        559,652             937,637
----------------------------- ----------------- ------------------ -------------- -------------------
Operating Income              $         139,940 $           30,320 $      326,041 $           356,361
----------------------------- ----------------- ------------------ -------------- -------------------
Earnings for Common Stock     $          77,099 $           11,978 $      108,590 $           120,568
----------------------------- ----------------- ------------------ -------------- -------------------

REVENUES

Revenues related to the LIPA service contracts have increased in 1999, as compared to the Transition Period, due primarily, to the fact that 1999 reflects a full year of operations under these contracts. In addition in 1999, the Company earned $15.8 million associated with non-cost performance incentives provided for under these agreements, as compared to the maximum incentive level of $16.5 million. (See Electric Services- Revenue Mechanisms- LIPA Agreements for a further description of these agreements.) Revenues were further enhanced in 1999 by the operations of the Ravenswood Facility. Total revenues in 1999, however, decreased by $432.4 million, or 33.4%, as compared to 1998. As previously indicated, in addition to revenues from the Ravenswood Facility, electric revenues are also derived from service agreements with LIPA. As a result of the change in the nature of the Company's electric operations due to the LIPA Transaction, the Company's electric capital investment has been significantly reduced and accordingly, its revenues and margins under the LIPA contracts reflect that reduction.

OPERATING EXPENSES

Operating expenses in 1999 decreased by $216.0 million, or 23.0%, compared to 1998, reflecting primarily, the discontinuance of fuel and purchased power expense associated with the generating facilities located on Long Island. In accordance with the EMA, LIPA is responsible for paying directly the costs of fuel, as well as purchased power to satisfy LIPA's customers. As a result, the Company since May 29, 1998 no longer incurs any electric fuel expense for Long Island generation or purchased power expense. Further, depreciation expense and operating taxes have also decreased in 1999 due to the sale of significant property related assets to LIPA as a result of the LIPA Transaction. Offsetting these reductions is the discontinuance of certain electric regulatory amortizations, as previously discussed, and an increase in operations and maintenance expense. Since the LIPA Transaction, operations and maintenance expense includes the costs associated with the management of the T&D assets acquired by LIPA. All T&D related costs are expensed when incurred and recovered from LIPA through monthly billings in accordance with the terms of the Management Services Agreement entered into between the Company and LIPA. Prior to the LIPA Transaction, all T&D related construction costs were capitalized and charged to depreciation expense over the estimated useful life of the related asset.

EARNINGS

In addition to the effect on earnings from the above mentioned items, earnings in 1999 were favorably affected by a decrease of $135.3 million in interest expense reflecting the significantly reduced level of outstanding debt resulting from the LIPA Transaction. Further, prior to the KeySpan Acquisition, approximately $18.2 million of preferred stock dividends were allocated to electric operations. Partially offsetting these benefits was the elimination of carrying charges on certain electric regulatory assets resulting from electric ratemaking mechanisms that have been discontinued due to the LIPA Transaction.

GAS EXPLORATION AND PRODUCTION

The Gas Exploration and Production segment is engaged in gas and oil exploration and production, and the development and acquisition of domestic natural gas and oil properties. This segment consists, primarily, of the Company's 64% equity interest in THEC. In September 1999, the Company and THEC jointly announced their intention to begin a process to review strategic alternatives for THEC. The process included an assessment of the role of THEC within the Company's strategic plans, including the possible sale of all or a portion of THEC by the Company. After completing the review, the Company concluded that it would retain its equity interest in THEC. Further, under a pre-existing credit arrangement, approximately $80 million in debt owed by THEC to the Company will be converted into common equity on April 1, 2000. The Company's common equity ownership interest in THEC will increase to approximately 70% upon such conversion.

Selected financial data and operating statistics for the Gas Exploration and Production segment are set forth in the following table for the periods indicated.

                                                      (IN THOUSANDS OF DOLLARS)
================================================================================
                                                              "Combined Company"
                                                                Twelve Months
                                             Year Ended             Ended
                                          December 31, 1999   December 31, 1998*
================================================================================
Revenues                              $         150,581 $                127,124
Operating Expenses                              102,051                  107,089
--------------------------------------------------------------------------------
Operating Income                      $          48,530 $                 20,035
--------------------------------------------------------------------------------
Earnings for Common Stock             $          15,772 $                  8,995
--------------------------------------------------------------------------------
Production Data:
   Natural gas production (Mmcf)                 71,227                   62,829
   Natural gas (per Mcf) realized     $            2.10 $                   2.02
   Proved reserves at year-end (BCFe)               553                      480
================================================================================
        * Excludes an after-tax charge of $54.1 million representing the Company's share of an impairment charge to reduce the value of proved gas reserves.


OPERATING INCOME

Operating income increased by $28.5 million, or 142.2%, in 1999 as compared to 1998, due to higher revenues and, to a lesser extent, a decrease in operating expenses. Revenues in 1999 reflect the benefits derived from a 13% increase in production volumes, combined with an 4% increase in average realized gas prices (average wellhead price received for production including hedging gains and losses). At December 31, 1999, THEC had 541 BCFe of net proved reserves of natural gas, of which 75% was classified as proved developed. The comparative decrease in operating expenses in

1999 was largely due to a lower depletion rate resulting, primarily, from the ceiling test write down in 1998.

EARNINGS

Operating income above represents 100% of THEC's actual results for 1999 and 1998, excluding the impairment charge. Earnings however, reflect the Company's 64% ownership interest. This principally accounts for the difference between operating income and earnings. Additionally, THEC incurred $8.7 million more in interest expense in 1999 due to higher levels of debt outstanding.

ENERGY RELATED SERVICES

The Company's Energy Related Services segment primarily includes KeySpan Energy Management Inc. ("KEM"), KeySpan Energy Services Inc. ("KES"), KeySpan Communications Corporation, KeySpan Energy Solutions, LLC ("KESol"), Fritze KeySpan, LLC ("Fritze"), and Delta KeySpan Inc. ("Delta"). These subsidiaries own, design and/or operate energy systems for commercial and industrial customers and provide energy-related appliance services and heating, ventilation and air conditioning system installation and maintenance services to residential and commercial clients located primarily within the New York City metropolitan area and Rhode Island. In addition, subsidiaries in this segment: market gas and electricity, and arrange transportation and related services, largely to retail customers, including those served by the Company's two gas distribution subsidiaries; and own a fiber optic network on Long Island. KESol was established in April 1998, Fritze was acquired in November 1998 and Delta was acquired in September 1999.

The table below highlights selected financial information for the Energy Related Services segment.


                                                     (IN THOUSANDS OF DOLLARS)
================================================================================
                                                             "Combined Company"
                                                               Twelve Months
                                      Year Ended                   Ended
                                  December 31, 1999          December 31, 1998
================================================================================
Revenues                   $                 188,630  $                 88,822
Operating Expenses         $                 192,077                   103,120
--------------------------------------------------------------------------------
Operating Loss                                (3,447) $                (14,298)
-------------------------------------------------------------------------------
Loss for Common Stock      $                  (1,298) $                 (8,623)
================================================================================


The decrease in the loss in 1999 as compared to 1998, is due to an increase in revenues of 112%, offset, in part, by an increase in operating expenses of 86%. The increase in comparative revenues was due, in part, to the inclusion of revenues from Fritze for a full twelve month period. Fritze contributed $39.6 million to the increase in segment revenues in 1999. Delta, the Company's newly acquired heating, ventilation and air conditioning ("HVAC") contractor, contributed revenues of $12.3 million in 1999. Further, the combined revenues from KEM, KES and KESol increased by $43.9 million in 1999, due to the benefits derived from companies acquired during the past two years and the growth in the number of customers purchasing energy from KES and services from KESol.

The comparative increase in operating expenses for both periods, was due primarily, to the acquisition of Fritze and Delta, the integration of operations of other companies acquired during the past few years, and increased purchased gas costs of KES necessary to serve a larger customer base. The formation and commencement of operations of KESol, in April 1998, also contributed to the comparative increase in operating expenses in 1999.

The Company has been successful in integrating the operations of its recently acquired companies into its consolidated operations. Fritze, Delta and other energy management operations posted profitable results in 1999. KES and KESol both incurred losses in 1999, as both companies seek to establish significant market penetration. Gas deregulation of commodity purchases in the Northeast is still in its infancy and gas sales margins have remained slim, contributing to the loss incurred by KES. In February 2000, the Company acquired three companies that provide energy related services in the New York metropolitan area with combined revenues of approximately $170 million. The newly acquired companies include, an engineering-consulting firm, a plumbing and mechanical contracting firm, and a firm specializing in mechanical contracting and HVAC.

ENERGY RELATED INVESTMENTS

Earnings for this segment are derived, primarily, from the Company's: 20% interest in the Iroquois Gas Transmission System LP; 50% ownership interest in Gulf Midstream Services Partnership ("GMS"); and 50% interest in the Premier Transco Pipeline and a 24.5% interest in Phoenix Natural Gas, both in Northern Ireland.

Comparative earnings from this segment increased by $13.9 million in 1999, reflecting, primarily, earnings from the Company's investment in GMS, formed in December 1998, and more favorable results from investments in Northern Ireland. In addition, in 1998 results of operations from this segment reflect after-tax costs of $7.8 million to settle certain contracts associated with the sale, in 1997, of certain cogeneration investments and related fuel management operations. These subsidiaries are accounted for under the equity method since the Company's ownership interests are 50% or less. Accordingly, equity income from these investments is reflected in other income and (deductions) in the Consolidated Statement of Income.


OTHER

The Other segment incurred a loss of $26.7 million in 1999 compared to income of $1.3 million in 1998 and, generally, reflects preferred stock dividends and charges incurred by the corporate and administrative areas of the Company that have not been allocated to the various business segments, offset, in part, by interest income earned on temporary cash investments. Interest income has been decreasing as the Company continues to utilize cash to finance certain acquisitions, repurchase shares of its common stock, and retire maturing debt. Also, all preferred stock dividends were allocated to the Other segment in 1999, whereas, prior to the LIPA Transaction preferred stock dividends were allocated to gas and electric operations.

FUTURE OUTLOOK

Results of operations for 1999 reflect strong results from the Company's core gas-distribution operations. These results reflect gas sales growth, primarily on Long Island, as the benefits from the Company's gas expansion initiatives begin to be realized. Gas sales growth on Long Island was approximately 4% in 1999, after normalizing for weather variations. Moreover, ongoing synergy programs have proven to be successful. In addition, the Company's June 1999 acquisition of the Ravenswood Facility provided the Company with significant earnings enhancement. Results from operations of the Ravenswood Facility contributed $0.34 per share to consolidated earnings in 1999. Finally, the successful integration of companies purchased by the Energy Related Services segment are expected to form the basis for additional benefits to consolidated earnings in future years.

For 2000, the Company intends to continue its gas distribution growth activities throughout its service territory, and especially on Long Island, through the conversion of residential homes and the pursuit of opportunities to grow multi-family, industrial and commercial markets. Gas sales growth throughout the Company's service territory in 2000, is anticipated to grow at approximately the same rate as 1999. As the Company evolves within the new deregulated gas environment, gas sales growth will remain a critical core strategy. The Company sells gas to its firm customers at the Company's cost for such gas. In addition, rates include a charge to recover the costs of distribution, including a profit margin for return of and on invested capital. As the Company adds customers to its gas distribution network, the Company's gross profit margin from transportation sales should increase incrementally. As a result, customer additions are and will remain critical to the Company's earnings enhancement in the future, regardless of whether a customer purchases gas from the Company or a third party supplier.

Further, the Company intends to grow its Energy Related Services operations in order to deliver an extensive array of home energy-related services and business solutions to a broad spectrum of customers. These operations are expected to be enhanced through the acquisition of companies providing energy-related services. In line with this strategy, as previously mentioned, the Company acquired three additional companies, in February 2000 that provide energy-related services.

A key component in the Company's strategy for growth in the Northeast region is its anticipated acquisition of Eastern. In November 1999, the Company announced that it has signed a definitive agreement with Eastern under which the Company will acquire all of the common stock of Eastern. Eastern is the largest natural gas distribution company in New England with significant upside potential due to the relatively low penetration of customers using gas for heat in the region. The Northeast region represents a significant portion of the country's population and energy consumption. With recent price spikes for fuel oil in the Northeast, the Company anticipates even stronger demand for natural gas and related services. Together, KeySpan and Eastern will have approximately 2.4 million customers making the "new" company the largest gas distribution company in the Northeast. Further, the Company expects pre-tax annual synergy savings to be approximately $30 million. The transaction, which will be accounted for as a purchase, is expected to close in the third or fourth quarter of calendar year 2000. Upon consummation of the transaction, the Company will become a registered holding company under the Public Utility Holding Company Act of 1935, as amended. The transaction has a total value of approximately $2.5 billion ($1.7 billion in equity and $0.8 billion in assumed debt.) See Note 11 to the Consolidated Financial Statements, "Acquisition of Eastern Enterprises" for additional information on the transaction.

As mentioned, the Company intends to continue its gas expansion initiatives throughout its service territory, and especially on Long Island, and will continue to seek additional synergies in all its operations. In 2000, the Company anticipates continued earnings growth in core gas-distribution operations, full annual benefits from the Ravenswood Facility, continued successful integration of companies providing energy-related services and gas sales growth from the acquisition of Eastern. To ensure that its assets are utilized in the most effective manner, the Company will continue to review and evaluate the strategic nature of all its assets deployed.

LIQUIDITY, CAPITAL EXPENDITURES AND FINANCING, AND DIVIDENDS

LIQUIDITY

The increase in cash flow from operations in 1999 as compared to the Transition Period, reflects the significant positive cash flows that are realized from revenues generated during a heating season, continued strong results from core utility operations, cash generated from the Ravenswood Facility, and the benefits derived from the integration of KSE-acquired companies for an entire twelve month period. Approximately 75% of total annual gas revenues are realized during the heating season (November 1 to April 30) as a result of the large proportion of heating sales compared to total gas sales. Results from gas-heating season operations are not reflected in the Transition Period, as previously explained. Further, cash flow from operations in 1999 reflects the utilization of a $57.4 million NOL on income tax payments for 1999, as previously discussed. Moreover, during the Transition Period, $250 million was funded into Voluntary Employee Beneficiary Trusts to fund certain employee postretirement welfare benefits and, as a result, cash flow from operations for the Transition Period was adversely affected. The slight decrease in cash flow from operations in 1999 as compared to the fiscal year ended March 31, 1998, reflects, primarily, lower margins realized from electric operations due to the LIPA Transaction, as previously discussed, offset, in part, by increased cash flows from KSE-acquired companies and utilization of the NOL.

At December 31, 1999, the Company had cash and temporary cash investments of $128.6 million compared to $942.8 million at December 31, 1998. During the year, the Company deployed its cash to, among other things: acquire a portion of the Ravenswood Facility for a cash requirement of approximately $214 million; purchase shares of its common stock on the open market for $299 million; and retire maturing debt of $397 million. In addition, the Company utilized its cash on-hand and internally generated funds to expand its gas distribution network, primarily on Long Island and expand its operations through increased investments in energy-related activities.

In November 1999, the Company negotiated a $700 million revolving credit agreement, with a one- year term and one-year renewal option, with a commercial bank. This credit facility is used to support the Company's $700 million commercial paper program. At December 31, 1999, the Company had $208.3 million of commercial paper outstanding at an annualized interest rate of 6.56%. The proceeds received from the issuance of commercial paper were used to repay outstanding borrowings under the Company's previous existing line of credit (discussed below) and for general corporate purposes. During 2000, the Company anticipates issuing commercial paper rather than borrowing on the revolving credit agreement. (See Note 8 to the Consolidated Financial Statements, "Notes Payable" for further information on the credit agreement.)

Prior to the new revolving credit agreement and commercial paper program, the Company had an available unsecured bank line of credit of $300 million. Borrowings were made under the facility during the months of September, October and November 1999 to finance seasonal working capital needs. This line of credit was terminated upon the execution of the new revolving credit agreement.

In addition, THEC has an unsecured available line of credit with a commercial bank that provides for a maximum commitment of $250 million, subject to certain conditions. During 1999, THEC borrowed $48 million under this facility and at December 31, 1999, $181 million was outstanding. Also, a subsidiary included in the Energy Related Investment segment has a revolving loan agreement with a financial institution in Canada. Borrowings under this agreement during 1999 were U.S.$13.5 million, and at December 31, 1999, U.S.$86.4 million was outstanding. (See Note 7 to the Consolidated Financial Statements, "Long-Term Debt" for further information on these agreements.)


CAPITAL EXPENDITURES AND FINANCING

Capital Expenditures
Consolidated capital expenditures during 1999 were $725.7 million and are reflected in the following business segments.

Capital expenditures related to the Gas Distribution segment were $213.8 million in 1999 and were primarily for the renewal and replacement of mains and services and for the expansion of the gas distribution system on Long Island.

Electric Services had capital expenditures of $245.2 million during 1999, reflecting primarily, the Company's June 1999 acquisition of the Ravenswood Facility. As a means of financing the acquisition, the Company entered into a lease agreement with a special purpose, unaffiliated financing entity that acquired a portion of the facility directly from Con Edison and leased it to a subsidiary of the Company. The acquisition cost of the facility was $597 million and the lease program was established in order to reduce the Company's cash requirement by $425 million. The balance of the funds needed to acquire the facility, including the purchase of inventory and materials, was approximately $214 million and was provided from cash on hand. (See Note 9 to the Consolidated Financial Statements, "Contractual Obligations and Contingencies" for more details on the lease agreement.) Capital expenditures during 1999 also included costs to maintain the generating facilities located on Long Island.

Capital expenditures related to Gas Exploration and Production were $183.3 million during 1999. These capital expenditures reflected, in part, costs related to the development of properties acquired in Southern Louisiana and in the Gulf of Mexico and costs related to the continued development of other properties previously acquired. Capital expenditures also included $35.6 million related to the Company's joint venture with THEC to explore for natural gas and oil. The Company will commit approximately $25 million to the drilling program in 2000. The joint venture may be terminated, upon notice, at the option of either party at the end of a given calendar quarter.

Capital expenditures of $20.6 million during 1999 related to Energy Related Services, includes the acquisition of HVAC contractors in Rhode Island and New Jersey that build and install HVAC systems primarily for commercial customers.

Capital expenditures related to the Energy Related Investments segment were $49.4 million during 1999. In 1999, the Company, through GMS, completed the acquisition of Richland Petroleum's 37% interest in the Paddle River Gas Plant. The gas plant, located in Alberta, Canada, is capable of processing up to 82 million cubic feet of gas per day. In addition, in December 1999, the Company purchased certain oil properties in Alberta, Canada that can produce approximately 1600 barrels of oil per day. Capital expenditures related to this segment also include the Company's share of capital expenditures in GMS and expenditures for the on-going expansion and upgrade of a gas distribution system in Northern Ireland, in which the Company has a 24.5% ownership interest.

Common plant capital  expenditures  were $13.4  million  during 1999 and reflect
primarily,   the  purchase  of  computer  equipment  and  miscellaneous   office
equipment.

Consolidated capital expenditures for 2000, exclusive of expenditures necessary for the Eastern acquisition, are estimated to be at approximately the same level as 1999. The amount of future capital expenditures is reviewed on an ongoing basis and can be affected by timing, scope and changes in investment opportunities.

Financing
In October 1999, the Company's wholly-owned subsidiary, KeySpan Generation, LLC issued, through the New York State Energy Research and Development Authority, $41.1 million of Pollution Control Revenue Bonds, 1999 Series A. The proceeds from this financing were used to extinguish $45.5 million of the Company's promissory notes due LIPA. The initial interest rate on these tax- exempt bonds was established at 3.95%, which rate applies through January 13, 2000. Thereafter, the interest rate will be reset based on an auction procedure. The Company anticipates that the interest rate on these tax-exempt bonds will be substantially lower than the interest rate on the two series of bonds it is replacing, which were 7.50% and 7.80%.

In December 1999, Brooklyn Union of Long Island and the Company jointly filed a shelf registration statement with the SEC in anticipation of issuing, during 2000, up to $600 million of Medium Term Notes. These notes will be issued by Brooklyn Union of Long Island and unconditionally guaranteed by the Company. On February 1, 2000, Brooklyn Union of Long Island issued $400 million 7.875

% Notes due February 1, 2010, the net proceeds of which were used to replace $397 million of the Company's promissory notes due LIPA that matured in June 1999. (See Note 7 to the Consolidated Financial Statements, "Long-Term Debt" for a further discussion of these financings and the associated repayments of a portion of the promissory notes.)

In addition to the above financing, the Company intends to access the financial markets in 2000 to replace maturing preferred stock and to finance the purchase of Eastern. In June 2000, $363 million of preferred stock series 7.95% Series AA will mature. The Company currently anticipates issuing additional preferred stock to replace this maturing series. The timing of this issuance will depend on market conditions during 2000.

As previously mentioned, on November 4, 1999, the Company entered into a definitive agreement with Eastern, pursuant to which the Company will acquire all of the outstanding common stock of Eastern. The transaction has a total value of approximately $2.5 billion ($1.7 billion in equity and $0.8 billion in assumed debt and preferred stock). The Company expects to raise $1.7 billion of initial financing to purchase Eastern in short-term markets, a significant portion of which will be replaced with long-term financing as soon as practicable thereafter.

In connection with the Company's anticipated purchase of Eastern and the anticipated issuance of long-term debt securities, the Company entered into forward interest rate lock agreements in January and February 2000, to hedge a portion of the risk that the cost of the future issuance of fixed-rate debt may be adversely affected by changes in interest rates. The agreements have a total notional principal amount of $400 million. (See Note 10 to the Consolidated Financial Statements, "Hedging, Derivative Financial Instruments and Fair Values" for additional details.)

In 1998, the Company's Board of Directors authorized the repurchase of a portion of the Company's outstanding common stock. The initial authorization permitted the repurchase of up to 10 percent of the Company's then outstanding stock, or approximately 15 million common shares. A second authorization permits the Company to use up to an additional $500 million of cash for the purchase of common shares. As of December 31, 1999, the Company had repurchased 25 million of its common shares for $723 million.

During 2000, the Company will continue its on-going evaluation of its capital structure and its debt and equity levels. Further, the Company intends to actively manage its balance sheet to maintain investment grade ratings at each of its rated entities. At December 31, 1999 the Company's ratio of debt to total capitalization was 35%. The Company estimates that, based on its projected financings in 2000, its ratio of debt to total capitalization will be approximately 60% at the end of 2000, assuming a certain level of dividends and earnings.

DIVIDENDS

The Company is currently paying a dividend at an annual rate of $1.78 per common share. The Company's dividend policy is reviewed annually by the Board of Directors. The amount and timing of all dividend payments is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial conditions and other factors.

Pursuant to the NYPSC's orders dated February 5, 1998 and April 14, 1998 approving the KeySpan Acquisition, Brooklyn Union's and Brooklyn Union of Long Island's ability to pay dividends to the parent company is conditioned upon maintenance of a utility capital structure with debt not exceeding 55% and 58%, respectively, of total utility capitalization. In addition, the level of dividends paid by both utilities may not be increased from current levels if a 40 basis point penalty is incurred under the customer service performance program. At the end of Brooklyn Union's and Brooklyn Union of Long Island's rate years (September 30, 1999 and November 30, 1999, respectively), the ratio of debt to total utility capitalization was 44% and 47%, respectively. Moreover, upon consummation of the acquisition of Eastern, the Company expects to register as a holding company under the Public Utility Holding Company Act of 1935, as amended. As a result, the corporate and financial activities of the Company and each of its subsidiaries (including their ability to pay dividends to the Company) will also be subject to regulation by the SEC.

GAS DISTRIBUTION - RATE MATTERS

By orders dated February 5, 1998 and April 14, 1998 the NYPSC approved a Stipulation Agreement ("Stipulation") among Brooklyn Union, LILCO, the Staff of the Department of Public Service and six other parties that in effect approved the KeySpan Acquisition and established gas rates for both Brooklyn Union and Brooklyn Union of Long Island. Under the Stipulation, $1 billion of efficiency savings, excluding gas costs, attributable to operating synergies that are expected to be realized over the 10 year period following the combination, were allocated to ratepayers net of transaction costs.

Under the Stipulation, effective May 29, 1998, Brooklyn Union's base rates to core customers were reduced by $23.9 million annually. In addition, Brooklyn Union is now subject to an earnings sharing provision pursuant to which it will be required to credit core customers with 60% of any utility earnings up to 100 basis points above certain threshold return on equity levels over the term of the rate plan (other than any earnings associated with discrete incentives) and 50% of any utility earnings in excess of 100 basis points above such threshold levels. The threshold levels are 13.50% for the rate years ended September 30, 1999 through 2001, and 13.25% for the rate year 2002. Brooklyn Union did not earn above its threshold return level in its rate year ended September 30, 1999.

The Stipulation also required Brooklyn Union of Long Island to reduce base rates to its customers by $12.2 million annually effective February 5, 1998 and by an additional $6.3 million annually effective May 29, 1998. Brooklyn Union of Long Island is subject to an earnings sharing provision pursuant to which it is required to credit to firm customers 60% of any utility earnings in any rate year up to 100 basis points above a return on equity of 11.10% and 50% of any utility earnings in excess of a return on equity of 12.10%. Brooklyn Union of Long Island did not earn above its threshold return level in its rate year ended November 30, 1999. At the conclusion of the Brooklyn Union of Long Island rate plan on November 30, 2000, Brooklyn Union of Long Island or the NYPSC on its own motion, may initiate a proceeding to revise the rates and charges of that company.

ELECTRIC SERVICES - REVENUE MECHANISMS

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

Power Supply Agreement ("PSA")

A Company subsidiary sells to LIPA all of the capacity and, to the extent requested, energy from the Company's existing oil and gas-fired generating plants. Sales of capacity and energy are made under rates approved by the Federal Energy Regulatory Commission ("FERC"). The rates may be modified in the future in accordance with the terms of the PSA for (i) agreed upon labor and expense indices applied to the base year, (ii) a return of and on net capital additions required for the generating facilities, and (iii) reasonably incurred expenses that are outside the control of the Company. Rates charged to LIPA include a fixed and variable component. The variable component is billed to LIPA on a monthly basis and is dependent on the amount of megawatt hours dispatched. LIPA has no obligation to purchase energy from the Company and is able to purchase energy on a least-cost basis from all available sources consistent with existing interconnection limitations of the T&D system. The Company must, therefore, operate its generating facilities in a manner such that the Company can remain competitive with other producers of energy. To date, the Company has dispatched to LIPA and LIPA has accepted the level of energy generated at the agreed to price per megawatt hour. However, no assurances can be given as to the level and price of energy to be dispatched to LIPA in the future. The PSA provides incentives and penalties that can total $4 million annually for the maintenance of the output capability of the generating facilities. The PSA runs for a term of fifteen years.

In addition, beginning on May 28, 2001, LIPA will have the right for a one-year period to acquire all of the Company's Long Island based generating assets included in the PSA at the fair market value at the time of the exercise of the right, which value will be determined by independent appraisers.

Energy Management Agreement ("EMA")

The EMA provides for a Company subsidiary to procure and manage fuel supplies for LIPA to fuel the generating facilities under contract to it and perform off-system capacity and energy purchases on a least-cost basis to meet LIPA's needs. In exchange for these services the Company earns an annual fee of $1.5 million. In addition, the Company will arrange for off-system sales on behalf of LIPA of excess output from the generating facilities and other power supplies either owned or under contract to LIPA. LIPA is entitled to two-thirds of the profit from any off-system energy sales. In addition, the EMA provides incentives and penalties that can total $7 million annually for performance related to fuel purchases and off-system power purchases. The EMA covers a period of fifteen years for the procurement of fuel supplies and eight years for off-system management services.

RAVENSWOOD FACILITY

At the time of the Company's purchase of the Ravenswood Facility, the Company and Con Edison entered into energy and capacity contracts. The energy contract provided Con Edison with 100% of the energy produced by the Ravenswood Facility and covered a period of time from the date of closing, June 18, 1999, through November 18, 1999. With the start-up of the New York Independent System Operator ("NYISO") the electricity market in New York City began a transition to a competitive market for capacity, energy and ancillary services. Starting on November 18, 1999, the Company began selling the energy produced by the Ravenswood Facility through daily and/or hourly bidding into the NYISO energy markets. The Company also has the option to sell all or a portion of the energy produced by the Ravenswood Facility to Load Serving Entities ("LSE"), i.e. entities that sell to end-users. At this point in time, the Company has sold energy exclusively through the NYISO. The capacity contract, which is still in effect, provides Con Edison with 100% of the available capacity of the Ravenswood Facility. The Company anticipates that this contract will expire on April 30, 2000, at which time the available capacity of the Ravenswood Facility will be bid into on the auction process conducted by the NYISO. The Company also has the option to sell the capacity through contracts with LSEs. It is anticipated that in 2000, at least 75% of the net profit margins from the Ravenswood Facility will be derived from capacity sales through either the auction process associated with the NYISO or contracts with LSEs.

ENVIRONMENTAL MATTERS

The Company is subject to various federal, state and local laws and regulatory programs related to the environment. Ongoing environmental compliance activities, which have not been material, are charged to operation and maintenance activities. The Company estimates that the remaining cost of its manufactured gas plant ("MGP") related environmental cleanup activities, including costs associated with the Ravenswood Facility, will be approximately $128 million and has recorded a related liability for such amount. Further, as of December 31, 1999, the Company has expended a total of $15.9 million. (See
Note 9 to the Consolidated Financial Statements, "Contractual Obligations and Contingencies".)

YEAR 2000 ISSUES

The Company experienced no significant Year 2000 related abnormalities associated with the roll over to the year 2000. All systems needed to deliver gas and electric services to customers, as well as those systems needed to manage daily business functions performed without significant malfunction. Nevertheless, the Company continues to monitor systems for any unexpected Year 2000 related abnormalities.

The Company has spent a total of approximately $29.6 million to address the Year 2000 issue. While the Year 2000 Project is virtually complete, some minor expenses will be incurred for the continued review of systems to monitor for Year 2000 abnormalities. The largest portion of the Year 2000 costs was attributable to the assessment, modification, and testing of corporate information technology ("IT") supported computer software and in-house written applications. The Company's implementation of the Year 2000 Project did not directly result in delaying any IT projects. The Company's cash flow from operations and cash on-hand have been sufficient to fund the Year 2000 Project expenditures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company and its subsidiaries are subject to various risk exposures and uncertainties associated with their operations. The most significant contingency involves the evolution of the gas distribution industry toward a more competitive and deregulated environment. Most important to the Company, is the evolution of regulatory policy as it pertains to the Company's fixed charges associated with its firm gas purchase contracts related to its historical gas merchant role. In addition, the Company is exposed to commodity price risk, interest rate risk and, to a much less degree, foreign currency translation risk. Set forth below is a description of these exposures and an explanation as to how the Company and its subsidiaries have managed and, to the extent possible, sought to reduce these risks.

REGULATORY ISSUES AND THE COMPETITIVE ENVIRONMENT

The Gas Industry: The energy industry continues to undergo fundamental changes, which may have a significant impact on the future financial performance of utilities, as regulatory authorities, elected officials and customers seek lower energy prices and broader choices.

Over the past few years, the NYPSC has been formulating a policy framework to guide the transition of New York State's gas distribution industry in the deregulated gas industry environment. Since 1996, customers in the small-volume market have been given the option to purchase their gas supplies from sources other than the Company's two gas utility subsidiaries. Large-volume customers had this option for a number of years prior to 1996. In addition to transporting gas that customers purchase from marketers, the Company's utilities have been providing billing, meter reading and other services for aggregate rates that match the distribution charge reflected in otherwise applicable sales rates to supply these customers.

In November 1998, the NYPSC issued a policy statement setting forth its vision for furthering competition in the natural gas industry. Under this vision, regulated natural gas utilities or local distribution companies ("LDCs") would plan to exit the business of purchasing gas for and selling gas to customers (the merchant function) over the next three to seven years. LDCs would remain the operators of the gas system (the distribution function) and the provider of last resort of natural gas supplies during that period and until alternatives are developed. The NYPSC's goal is to encourage more competition at the local level by separating the merchant function from the distribution function.

As required by NYPSC's policy statement, the Company's two gas distribution subsidiaries filed a joint restructuring proposal with the NYPSC in October
1999. The filing offers a comprehensive restructuring plan designed to (i) provide a significant impetus toward exiting the gas supply business and (ii) present the NYPSC with an opportunity to realize its vision of a competitive unbundled gas supply market for all customers within the transitional time frame of three to seven years. Under the proposal the Company's gas distribution subsidiaries would continue to be the provider of last resort during the transition period. The restructuring plan seeks to "jump start" the migration of the mass customer market (especially the residential and the small commercial and industrial markets) from bundled utility sales service to unbundled transportation service, accelerates the elimination of regulatory cost burdens from the gas supply market, provides protections for low income customers, and sets forth a plan to minimize potential strandable costs.

Currently, the Company's gas distribution subsidiaries have contracts for the purchase of upstream interstate transportation, storage and supply with annual fixed demand charges of approximately $280 million. These contracts have terms that range from one to fourteen years and the associated demand charges through the term of the contracts are approximately $1.6 billion. The Company has estimated its strandable costs as the costs under these contracts in excess of market value. The Company has assumed that, if it were necessary to assign the contracts to third parties, the Company could recover the market value of the underlying assets. Therefore, the difference between the contract costs and the market value is the potential "strandable" costs. The Company estimates that, if the gas distribution subsidiaries continue to recover demand charges for the next five years, then the estimated potential strandable costs for contracts that will not expire by 2005 and would not be needed to provide service to firm transportation customers will be, on a present value basis, approximately $78 million.

In its proposal, the Company has set forth a plan to recover potential strandable costs during the transition period. The plan includes the creation of a price differential between gas utility bundled service and unbundled services available in the marketplace. The increased revenue generated from this price differential would be retained by the Company's gas distribution subsidiaries for future application to recover costs associated with the transition to competition, including strandable costs. In addition, the Company recommends retention of certain customer refunds that otherwise would have been refunded to customers during the transition period. The plan also recommends certain financial incentives and mechanisms to mitigate potential strandable costs. The Company believes that implementation of this plan, or some variation designed to achieve the same objectives, will allow both of its gas distribution subsidiaries to fully recover their strandable costs.

The Company believes that its proposal strikes a balance among competing stakeholder interests in order to most effectively make available the benefits of the unbundled gas supply market to all customers. The Company currently is not able to determine the outcome of this proceeding and what effect, if any, it may have on its operations.

The Electric Industry: As previously mentioned, the Company's electric operations on Long Island are generally governed by its service agreements with LIPA. The agreements have terms of eight to fifteen years and generally provide for recovery of virtually all costs of production, operation and maintenance. Also, since Long Island is considered a "load pocket", i.e., there are insufficient transmission ties to permit a significant amount of energy to be transported into Long Island, the Company faces minimal competitive pressures associated with its electric operations on Long Island at this time.

With its investment in the Ravenswood Facility, the Company also has electric operations in New York City. The Company currently sells the energy produced by the Ravenswood Facility through daily and/or hourly bidding into the NYISO energy markets. Further, the Company has a capacity contract with Con Edison, which provides Con Edison with 100% of the available capacity of the Ravenswood Facility. The Company anticipates that this contract will expire on April 30, 2000, at which time the available capacity of the Ravenswood Facility will be bid into on the auction process conducted by the NYISO. New York City local reliability rules currently require that 80% of the electric capacity needs of New York City is to be provided by "in-city" generators. At this time, there is a current shortage of in-city capacity and the Company, therefore, anticipates that it can sell the capacity of the Ravenswood Facility at a level approaching the FERC mandated price cap. The Company expects that the current local reliability rules will remain in effect at least through 2000. However, should new, more efficient electric power plants be built in New York City and/or the requirement that 80% of in-city load be served by in-city generators be modified, capacity and energy sales volumes could be adversely affected. The Company can not predict, however, when or if new power plants will be built or the nature of future New York City requirements.

DERIVATIVE FINANCIAL INSTRUMENTS

As previously mentioned, and more fully detailed in Note 10 to the Consolidated Financial Statements, "Hedging, Derivative Financial Instruments and Fair Values", the Company hedges a portion of its exposure to commodity price risk and interest rate risk. All of the Company's derivative financial instruments, except for certain interest rate swaps, are and will continue to be classified as cash-flow hedges. As a result, implementation of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" when adopted, is not expected to have a material effect on the Company's net income, but could have a significant effect on comprehensive income because of fluctuations in the market value of the derivatives employed for hedging certain risks. Under SFAS No. 133, periodic changes in market value are recorded as comprehensive income, subject to effectiveness, and then included in net income to match the underlying transactions.

Commodity Hedges and Financial Instruments: The Company's gas utility subsidiaries, marketing, and gas exploration and production subsidiaries employ, from time to time, derivative financial instruments, such as natural gas and oil futures, options and swaps, for the purpose of hedging exposure to commodity price risk.

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

Interest Rate Hedges: The Company continually monitors the cost relationship between fixed and variable rate debt. In line with its objective to minimize capital costs, the Company periodically enters into hedging transactions through interest rate swaps that effectively convert the terms of the underlying debt obligations from fixed to variable and/or variable to fixed. In addition, the Company also enters into hedges to fix the rate on commitments to issue debt securities prior to the actual financing. Swap agreements are only entered into with creditworthy counter parties.

FOREIGN CURRENCY FLUCTUATIONS

The Company follows the principles of SFAS No. 52, "Foreign Currency Translation" for recording its investments in foreign affiliates. Due to the Company's purchases of certain Canadian interests and its continued activities in Northern Ireland, the Company's investment in foreign affiliates has been growing. At December 31, 1999, the Company's net assets in these affiliates was approximately $251.0 million and at December 31, 1999, the accumulated foreign currency translation adjustment was $7.7 million favorable. (See Note 1 to the Consolidated Financial Statements, "Summary of Significant Accounting Policies".)

For  additional   information  concerning  market  risk,  see  Note  10  to  the
Consolidated Financial Statements, "Hedging, Derivative Financial Instruments, and Fair Values".

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



                                  CONSOLIDATED BALANCE SHEET
                                   (IN THOUSANDS OF DOLLARS)



                                                       DECEMBER 31, 1999        December 31, 1998
                                                      --------------------     --------------------
ASSETS

CURRENT ASSETS
   Cash and temporary cash investments            $                128,602 $                942,776
   Customer accounts receivable                                    419,826                  320,836
   Other accounts receivable                                       240,973                  230,479
   Allowance for uncollectible accounts                            (20,294)                 (20,026)
   Special deposits                                                 60,863                  131,196
   Gas in storage, at average cost                                 144,256                  145,277
   Materials and supplies, at average cost                          84,813                   74,193
   Other                                                            98,914                   72,818
                                                      --------------------     --------------------
                                                                 1,157,953                1,897,549
                                                      --------------------     --------------------


EQUITY INVESTMENTS AND OTHER                                       391,731                  303,681
                                                      --------------------     --------------------

PROPERTY
   Electric                                                      1,346,851                1,109,199
   Gas                                                           3,449,384                3,257,726
   Other                                                           375,657                  345,007
   Accumulated depreciation                                     (1,589,287)              (1,480,038)
   Gas exploration and production, at cost                       1,177,916                  994,104
   Accumulated depletion                                          (520,509)                (447,733)
                                                       --------------------     --------------------
                                                                 4,240,012                3,778,265
                                                      --------------------     --------------------

DEFERRED CHARGES
   Regulatory assets                                               319,167                  279,524
   Goodwill, net of amortizations                                  255,778                  254,040
   Other                                                           366,050                  382,043
                                                       --------------------     --------------------
                                                                   940,995                  915,607
                                                      --------------------     --------------------
                                                       --------------------     --------------------

TOTAL ASSETS                                      $              6,730,691 $              6,895,102
                                                      ====================     ====================


The Notes to the Consolidated Financial Statements are an integral part of these statements.



                                  CONSOLIDATED BALANCE SHEET
                                   (IN THOUSANDS OF DOLLARS)



                                                        DECEMBER 31, 1999       December 31, 1998
                                                       -------------------     --------------------
LIABILITIES AND CAPITALIZATION

CURRENT LIABILITIES
   Current maturities of long-term debt           $                      - $                398,000
   Current redemption of preferred stock                           363,000                        -
   Accounts payable and accrued expenses                           645,347                  519,288
   Notes payable                                                   208,300                        -
   Dividends payable                                                61,306                   66,232
   Taxes accrued                                                    50,437                   69,742
   Customer deposits                                                31,769                   29,774
   Interest accrued                                                 28,093                   19,965
                                                       --------------------     --------------------
                                                                 1,388,252                1,103,001
                                                       -------------------     --------------------

DEFERRED CREDITS AND OTHER LIABILITIES
   Regulatory liabilities                                           26,618                   27,854
   Deferred income tax                                             186,230                   71,549
   Postretirement benefits and other reserves                      501,603                  457,459
   Other                                                            66,200                   75,740
                                                       --------------------     --------------------
                                                                   780,651                  632,602
                                                       -------------------     --------------------

CAPITALIZATION
   Common stock, $.01 par value, authorized
   450,000,000 shares; outstanding 133,866,077
   and 144,628,654 shares stated at                              2,973,388                2,973,388
   Retained earnings                                               456,882                  474,188
   Accumulated foreign currency adjustment                           7,714                     (952)
   Treasury stock purchased                                       (722,959)                (423,716)
                                                       -------------------     --------------------
     Total common shareholders' equity                           2,715,025                3,022,908
   Preferred stock                                                  84,339                  447,973
   Long-term debt                                                1,682,702                1,619,067
                                                       --------------------     --------------------
TOTAL CAPITALIZATION                                             4,482,066                5,089,948
                                                       --------------------     --------------------
MINORITY INTEREST IN SUBSIDIARY COMPANIES                           79,722                   69,551
                                                       -------------------     --------------------
TOTAL LIABILITIES AND CAPITALIZATION              $              6,730,691 $              6,895,102
                                                       ===================     ====================

The Notes to the Consolidated Financial Statements are an integral part of these statements.


                               CONSOLIDATED STATEMENT OF INCOME
                      (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

============================================================================================================
                                                                          Nine Months      Fiscal Year
                                                        YEAR ENDED           Ended            Ended
                                                     DECEMBER 31, 1999  December 31, 1998  March 31, 1998
============================================================================================================
Gas Distribution                                     $         1,753,132    $       856,172  $       645,659
Electric Services                                                861,582            408,305                -
Electric Distribution                                                  -            330,011        2,478,435
Gas Exploration and Production                                   150,581             70,812                -
Energy Related Services and Other                                189,318             63,181                -
                                                          --------------      -------------      -----------
Total Revenues                                                 2,954,613          1,728,481        3,124,094
                                                          --------------      -------------      -----------
OPERATING EXPENSES
Purchased gas                                                    744,432            331,690          299,469
Fuel and purchased power                                          17,252             91,762          658,338
Operations and maintenance                                     1,091,166            842,313          511,165
Depreciation, depletion and amortization                         253,440            294,864          169,770
Electric regulatory amortizations                                      -            (40,005)          13,359
Operating taxes                                                  366,154            257,124          466,326
                                                          --------------      -------------      -----------
Total Operating Expenses                                       2,472,444          1,777,748        2,118,427
                                                          --------------      -------------      -----------

OPERATING INCOME                                                 482,169            (49,267)       1,005,667
                                                          --------------      -------------      -----------

OTHER INCOME AND (DEDUCTIONS)
Income from equity investments                                    15,347              5,841                -
Interest income                                                   26,993             50,104            7,022
Transaction related expenses (net of $99,701 income tax)               -           (107,912)               -
Minority interest                                                (11,141)            29,141                -
Other                                                              6,297            (15,919)         (13,323)
                                                          --------------      -------------      -----------
Total Other Income                                                37,496            (38,745)          (6,301)
                                                          --------------      -------------      -----------
INCOME (LOSS) BEFORE INTEREST CHARGES AND INCOME TAXES           519,665            (88,012)         999,366
                                                          --------------      -------------      -----------
INTEREST CHARGES                                                 124,692            138,715          404,473
                                                          --------------      -------------      -----------
INCOME TAXES
   Current                                                        26,618             26,142           85,794
   Deferred                                                      109,744            (85,936)         146,859
                                                          --------------      -------------      -----------
Total Income Taxes                                               136,362            (59,794)         232,653
                                                          --------------      -------------      -----------
NET INCOME (LOSS)                                                258,611           (166,933)         362,240
Preferred stock dividend requirements                             34,752             28,604           51,813
                                                          --------------      -------------      -----------
EARNINGS (LOSS) FOR COMMON STOCK                     $           223,859    $      (195,537)   $     310,427
Foreign Currency Adjustment                                        8,666               (952)               -
                                                          --------------      -------------      -----------
COMPREHENSIVE INCOME (LOSS)                          $           232,525    $      (196,489)   $     310,427
                                                          ==============      =============      ===========
AVERAGE COMMON SHARES OUTSTANDING (000)                          138,526            145,767          121,415
BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE   $              1.62    $        (1.34)    $        2.56
                                                          ==============      =============      ===========


The Notes to the Consolidated Financial Statements are an integral part of these statements.



                          CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                   (IN THOUSANDS OF DOLLARS)
==========================================================================================================
                                                                        Nine Months         Fiscal Year
                                                    YEAR ENDED             Ended               Ended
                                                 DECEMBER 31, 1999   December 31, 1998     March 31, 1998
==========================================================================================================
BALANCE AT BEGINNING OF PERIOD                  $          474,188  $           956,092 $          861,751
Net income (loss) for period                               258,611             (166,933)           362,240
----------------------------------------------------------------------------------------------------------
                                                           732,799              789,159          1,223,991
Deductions
Cash dividends declared on common stock                    246,251              214,012            216,086
Cash dividends declared on preferred stock                  34,752               28,604             51,813
Other, primarily write-off of capital stock expense         (5,086)              72,355                  -
----------------------------------------------------------------------------------------------------------
BALANCE AT END OF PERIOD                        $          456,882  $           474,188 $          956,092
==========================================================================================================

                           CONSOLIDATED STATEMENT OF CAPITALIZATION

============================================================================================================
                                                   SHARES ISSUED                 (IN THOUSANDS OF DOLLARS)
------------------------------------------------------------------------------------------------------------
                                          DECEMBER 31,     December 31,        DECEMBER 31,       December 31,
                                              1999             1998                1999               1998
------------------------------------------------------------------------------------------------------------
COMMON SHAREHOLDERS' EQUITY
Common stock, $0.01 par value                 133,866,077    144,628,654  $            1,337  $           1,446
Premium on capital stock                                                           2,972,051          2,971,942
Retained earnings                                                                    456,882            474,188
Accumulated foreign currency adjustment                                                7,714               (952)
Treasury stock purchased                       24,971,577     14,209,000            (722,959)          (423,716)
------------------------------------------------------------------------------------------------------------
TOTAL COMMON SHAREHOLDERS' EQUITY                                                  2,715,025          3,022,908
------------------------------------------------------------------------------------------------------------
PREFERRED STOCK - REDEMPTION REQUIRED
Par value $25 per share
   7.95% Series AA                             14,520,000     14,520,000             363,000            363,000
------------------------------------------------------------------------------------------------------------
Less - Mandatory redemption of preferred stock                                       363,000                  -
------------------------------------------------------------------------------------------------------------
Total Preferred Stock - Redemption Required                                                -            363,000
------------------------------------------------------------------------------------------------------------
PREFERRED STOCK - NO REDEMPTION REQUIRED
Par value $100 per share
   7.07% Series B-private placement               553,000        553,000              55,300             55,300
   7.17% Series C-private placement               197,000        197,000              19,700             19,700
   6.00% Series A-private placement                93,390         99,727               9,339              9,973
------------------------------------------------------------------------------------------------------------
Total Preferred Stock - No Redemption Required                                        84,339             84,973
------------------------------------------------------------------------------------------------------------
TOTAL PREFERRED STOCK                                                     $           84,339  $         447,973
------------------------------------------------------------------------------------------------------------

The Notes to the Consolidated Financial Statements are an integral part of these statements.


                           CONSOLIDATED STATEMENT OF CAPITALIZATION
                                         (CONTINUED)


                                                                               (IN THOUSANDS OF DOLLARS)
=============================================================================================================
                                                                               DECEMBER 31,     December 31,
LONG-TERM DEBT                               INTEREST RATE        SERIES           1999             1998
-------------------------------------------------------------------------------------------------------------
AUTHORITY FINANCING NOTES
POLLUTION CONTROL REVENUE BONDS
   October 1, 2028                              variable          1999A        $       41,125  $               -
ELECTRIC FACILITIES REVENUE BONDS
   December 1, 2027                             variable          1997A                24,880             24,880
-------------------------------------------------------------------------------------------------------------
TOTAL AUTHORITY FINANCING NOTES                                                        66,005             24,880
-------------------------------------------------------------------------------------------------------------
PROMISSORY NOTES TO LIPA
DEBENTURES
   July 15, 1999                                 7.30%                                      -            397,000
   March 15, 2023                                8.20%                                270,000            270,000
POLLUTION CONTROL REVENUE BONDS
   December 1, 2006                              7.50%            1976A                     -             26,375
   December 1, 2009                              7.80%            1979B                     -             19,100
   March 1, 2016                                 5.15%            1985A                58,022             58,022
   March 1, 2016                                 5.15%            1985B                50,000             50,000
ELECTRIC FACILITIES REVENUE BONDS
   September 1, 2019                             7.15%            1989B                35,030             35,030
   June 1, 2020                                  7.15%            1990A                73,900             73,900
   December 1, 2020                              7.15%            1991A                26,560             26,560
   February 1, 2022                              7.15%            1992B                13,455             13,455
   August 1, 2022                                6.90%            1992D                28,060             28,060
   November 1, 2023                              5.30%            1993B                29,600             29,600
   October 1, 2024                               5.30%            1994A                 2,600              2,600
   August 1, 2025                                5.30%            1995A                15,200             15,200
-------------------------------------------------------------------------------------------------------------
Total Promissory Notes to LIPA                                                        602,427          1,044,902
-------------------------------------------------------------------------------------------------------------
GAS FACILITIES REVENUE BONDS
   April 1, 2020                                 6.368%          1993A,B               75,000             75,000
   December 1, 2020                             variable           1997               125,000            125,000
   January 1, 2021                               5.50%             1996               153,500            153,500
   February 1, 2024                              6.75%            1989A                45,000             45,000
   February 1, 2024                              6.75%            1989B                45,000             45,000
   June 1, 2025                                  5.60%            1993C                55,000             55,000
   July 1, 2026                                  6.95%           1991A,B              100,000            100,000
   July 1, 2026                                  5.635%        1993D-1,D-2             50,000             50,000
-------------------------------------------------------------------------------------------------------------
Total Gas Facilities Revenue Bonds                                                    648,500            648,500
-------------------------------------------------------------------------------------------------------------
Unamortized Discount on Debt                                                           (1,635)            (1,750)
-------------------------------------------------------------------------------------------------------------
Total                                                                               1,315,297          1,716,532
Less Current Maturities                                                                     -            398,000
Other Subsidiary Debt                                                                 367,405            300,535
-------------------------------------------------------------------------------------------------------------
Total Long-Term Debt                                                                1,682,702          1,619,067
-------------------------------------------------------------------------------------------------------------
Total Capitalization                                                           $    4,482,066  $       5,089,948
==============================================================================================================


The Notes to the Consolidated Financial Statements are an integral part of these statements.


                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (IN THOUSANDS OF DOLLARS)

=====================================================================================================
                                                                        Nine Months     Fiscal Year
                                                        YEAR ENDED         Ended           Ended
                                                       DECEMBER 31,    December 31,      March 31,
                                                           1999            1998             1998
=====================================================================================================
OPERATING ACTIVITIES
Net Income (Loss)                                     $       258,611  $    (166,933)   $     362,240
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
     PROVIDED BY (USED IN) OPERATING ACTIVITIES
   Depreciation, depletion and amortization                   253,440         294,864         169,770
   Electric regulatory amortizations                                -        (40,005)        (10,273)
   Deferred income tax                                        109,744        (85,936)         146,859
   Income from equity investments                            (15,347)         (5,841)               -
   Dividends from equity investments                            9,368           4,219               -
CHANGES IN ASSETS AND LIABILITIES
   Accounts receivable                                      (132,114)        (81,024)           8,334
   Materials and supplies, fuel oil and gas in storage        (9,789)        (63,195)          14,391
   Accounts payable and accrued expenses                       83,493         132,028        (54,835)
   Interest accrued                                             8,128       (151,268)         (2,624)
   Special deposits                                            52,373        (41,040)        (58,159)
   Pensions and other post retirement benefits               (22,000)       (283,774)               -
   Other                                                      (6,902)          27,617          98,381
                                                          -----------     -----------     -----------
Net Cash Provided by (Used in) Operating Activities           589,005       (460,288)         674,084
                                                          -----------     -----------     -----------
INVESTING ACTIVITIES
Capital expenditures                                        (725,670)       (676,563)       (297,230)
Net cash from KeySpan Acquisition                                   -         165,168               -
Net proceeds from LIPA Transaction                                  -       2,314,588               -
Other                                                          30,006          13,466        (31,987)
                                                          -----------     -----------     -----------
Net Cash (Used in) Provided by Investing Activities         (695,664)       1,816,659       (329,217)
                                                          -----------     -----------     -----------
FINANCING ACTIVITIES
Proceeds from sale of common stock                                  -          10,170          43,218






Treasury stock purchased                                    (299,243)       (423,716)               -
Issuance of preferred stock                                         -          84,973               -
Issuance of notes payable                                     208,300               -               -
Issuance of long-term debt                                    102,648         112,535               -
Payment of long-term debt                                   (442,475)       (103,000)         (2,050)
Preferred stock dividends paid                               (34,760)        (28,604)        (51,833)
Common stock dividends paid                                 (249,567)       (210,177)       (215,790)
Other                                                           7,582        (36,695)         (2,032)
                                                          -----------     -----------     -----------
Net Cash (Used in) Financing Activities                     (707,515)       (594,514)       (228,487)
                                                          -----------     -----------     -----------
Net (Decrease) Increase in Cash and Cash   Equivalents      (814,174)         761,857         116,380
                                                          ===========     ===========     ===========
Cash and cash equivalents at beginning of period      $       942,776  $      180,919   $      64,539
Net (Decrease) Increase in cash and cash equivalents        (814,174)         761,857         116,380
                                                          -----------     -----------     -----------
Cash and Cash Equivalents at End of Period            $       128,602  $      942,776   $     180,919
                                                          ===========     ===========     ===========
Interest paid                                         $       109,614  $      125,914   $     364,864
Income tax paid                                       $        38,700  $       94,680   $     108,980

The Notes to the Consolidated Financial Statements are an integral part of these statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  ORGANIZATION OF THE COMPANY

KeySpan Corporation, d/b/a KeySpan Energy (the "Company" or "KeySpan Energy") is a holding company operating two utilities that distribute natural gas to approximately 1.6 million customers in New York City and on Long Island, making it the fourth largest gas-distribution company in the United States. Other KeySpan Energy companies market a portfolio of gas- marketing and energy-related services in the Northeast, own and operate electric-generation plants in New York City and on Long Island, and provide operating and customer services to approximately 1.1 million electric customers of the Long Island Power Authority ("LIPA"). The Company's other energy activities include: gas exploration and production, primarily through The Houston Exploration Company ("THEC"); domestic pipelines and storage; and international activities, including gas processing in Canada, and gas pipelines and local distribution in Northern Ireland. (See Note 2, "Business Segments" for additional information on each operating segment.)

The Company is the successor to Long Island Lighting Company ("LILCO"), as a result of a transaction with LIPA (the "LIPA Transaction") and following the acquisition (the "KeySpan Acquisition") of KeySpan Energy Corporation ("KSE"). On May 28, 1998, the Company completed two business combinations as a result of which it (i) became the successor operator of the non-nuclear electric generating facilities, gas distribution operations and common plant formerly owned by LILCO and entered into long-term service agreements to operate the electric transmission and distribution ("T&D") system acquired by LIPA; and (ii) acquired KSE, the parent company of The Brooklyn Union Gas Company ("Brooklyn Union"). (See Note 14, "Sale of LILCO Assets, Acquisition of KeySpan Energy Corporation and Transfer of Assets and Liabilities to the Company".)

B.  BASIS OF PRESENTATION

The Consolidated Financial Statements presented herein reflect the accounts of the Company and its subsidiaries. Most of the Company's subsidiaries are fully consolidated in the financial information presented, except for subsidiary investments in the Energy Related Investment segment which are accounted for on the equity method as the Company does not have a controlling voting interest or otherwise have control over the management of investee companies. All significant intercompany transactions have been eliminated.

Certain reclassifications were made to conform prior period financial statements with the current period financial statement presentation.

The financial statements presented herein include the year ended December 31, 1999, the nine month period April 1, 1998 through December 31, 1998 (the "Transition Period"), and the fiscal year ended March 31, 1998. For financial reporting purposes, LILCO is deemed the acquiring company pursuant to a purchase accounting transaction, in which KSE was acquired. Consequently, financial results of the Company prior to May 29, 1998 reflect those of LILCO only. Since the acquisition of KSE was accounted for as a purchase, related accounting adjustments, including goodwill, have been reflected in the financial statements herein. Further, in September 1998, the Company changed its fiscal year end to December 31.

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

C.  ACCOUNTING FOR THE EFFECTS OF RATE REGULATION

The Company's accounting records for its two regulated gas utilities and its generation subsidiaries are maintained in accordance with the Uniform System of Accounts prescribed by the Public Service Commission of the State of New York ("NYPSC") and the Federal Energy Regulatory Commission ("FERC"), respectively. However, the Company's electric generation subsidiaries are not subject to NYPSC rate regulation, but they are subject to FERC regulation. The Company's financial statements reflect the ratemaking policies and actions of these regulators in conformity with generally accepted accounting principles for rate-regulated enterprises.

The Company's two regulated gas utilities and its electric generation subsidiaries are subject to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation." This statement recognizes the ability of regulators, through the ratemaking process, to create future economic benefits and obligations affecting rate-regulated companies. Accordingly, the Company records these future economic benefits and obligations as regulatory assets and regulatory liabilities, respectively.

The following table presents the Company's net regulatory assets at December 31, 1999 and December 31, 1998.

                                                   (IN THOUSANDS OF DOLLARS)

                                           December 31, 1999  December 31, 1998
------------------------------------------ -------------------- ---------------
Regulatory Assets
   Regulatory tax asset                    $             65,462 $       68,780
   Property taxes                                        40,434         12,792
   Environmental costs                                   95,627        100,505
   Postretirement benefits other than pensions           48,553         51,788
   Costs associated with the KeySpan Acquisition         69,091         45,659
Total Regulatory Assets                    $            319,167 $      279,524
Regulatory Liability                                     26,618         27,854
Total Net Regulatory Assets                $            292,549 $      251,670
========================================== ==================== ================

The regulatory assets above are not included in the Company's rate base. However, the Company records carrying charges on the property tax and costs associated with the KeySpan Acquisition deferrals. The Company also records carrying charges on its regulatory liability. The remaining regulatory assets represent, primarily, costs for which expenditures have not yet been made, and therefore, carrying charges are not recorded. The Company anticipates recovering these costs in its gas rates concurrently with future cash expenditures. If recovery is not concurrent with the cash expenditures, the Company will record the appropriate level of carrying charges.

The Company estimates that full recovery of its regulatory assets will not exceed 15 years, except for the tax regulatory asset which will be recovered over the estimated lives of certain utility property.
Rate regulation is undergoing significant change as regulators and customers seek lower prices for utility service and greater competition among energy service providers. In the event that regulation significantly changes the opportunity for the Company to recover its costs in the future, all or a portion of the Company's regulated operations may no longer meet the criteria for the application of SFAS No. 71. In that event, a write-down of all or a portion of the Company's existing regulatory assets and liabilities could result. If the Company had been unable to continue to apply the provisions of SFAS No. 71 at December 31, 1999, the Company would have applied the provisions of SFAS No. 101 "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71". The Company estimates that the write-off of its net regulatory asset could result in a charge to net income of $190.2 million or $1.37 per share after-tax, which would be classified as an extraordinary item. In management's opinion, the Company's regulated subsidiaries will be subject to SFAS No. 71 for the foreseeable future.

As part of the LIPA Transaction, the Company has entered into various service agreements with LIPA that prescribe the conduct of the Company's electric operations. These agreements allow the

Company to recover its costs incurred to service the agreements and potentially allow the Company to earn a certain level of profit. The Company's electric operations, other than the generation function which is FERC regulated, are no longer subject to rate regulation and, as a result, the Company no longer applies SFAS No. 71 to certain of its electric operations.

D.  REVENUES

Utility gas customers are billed monthly and bi-monthly on a cycle basis. Revenues include unbilled amounts related to the estimated gas usage that occurred from the most recent meter reading to the end of each month.

The cost of gas used is recovered when billed to firm customers through the operation of the gas adjustment clause ("GAC") included in utility tariffs. The GAC provision requires an annual reconciliation of recoverable gas costs and GAC revenues. Any difference is deferred pending recovery from or refund to firm customers during a subsequent twelve-month period. Further, net revenues from tariff gas balancing services, off-system sales and certain on-system interruptible sales are refunded to firm customers subject to certain sharing provisions.

The gas utility tariffs contain weather normalization adjustments that largely offset shortfalls or excesses of firm net revenues (revenues less gas costs and revenue taxes) during a heating season due to variations from normal weather.

Electric revenues since the LIPA Transaction are primarily derived from billings to LIPA for management of LIPA's T&D system, electric generation, and procurement of fuel. In addition, electric revenues also include revenues from the Company's investment in the 2,168 megawatt Ravenswood electric generation facility ("Ravenswood Facility") which the Company acquired in June 1999. (See
Note 9, "Contractual Obligations and Contingencies" for a description of the Ravenswood transaction.)

The agreements with LIPA include provisions for the Company to earn, in the aggregate, approximately $11.5 million per year (plus up to an additional $5 million per year if certain cost savings are achieved) in annual management service fees from LIPA for the management of the LIPA T&D system and the management of all aspects of fuel and power supply. Costs in excess of budgeted levels are assumed by the Company up to $15 million, while cost reductions in excess of $5 million from budgeted levels are shared with LIPA. These agreements also contain certain non- cost incentive and penalty provisions which could impact earnings. Billings associated with generation capacity are based on pre-determined levels of supply to be dispatched to LIPA on a yearly basis. Rates charged to LIPA include fixed and variable components. The variable component is billed to LIPA on a monthly basis and is dependent on the amount of megawatt hours dispatched. In addition, billings related to transmission, distribution and delivery services are based, in part, on negotiated budgeted levels.

The Company currently sells the energy produced by the Ravenswood Facility through daily and/or hourly bidding into the New York Independent System Operator ("NYISO") energy markets. Revenues are recorded when the energy is sold to the NYISO. Further, the Company currently has a capacity contract with Consolidated Edison Company of New York, Inc. ("Con Edison"), which provides Con Edison with 100% of the available capacity of the Ravenswood Facility. Capacity charges are billed to Con Edison on a monthly fixed-fee basis in accordance with the terms of the capacity contract. The Company anticipates that this contract will expire on April 30, 2000, at which time the available capacity of the Ravenswood Facility will be bid into on the auction process conducted by the NYISO.

Prior to the LIPA Transaction, electric revenues were comprised of cycle billings rendered to residential, commercial and industrial customers and the accrual of electric revenues for services rendered to customers not billed at month-end. In addition, LILCO's rate structure provided for a revenue reconciliation mechanism which eliminated the impact on earnings of electric sales that were above or below the levels reflected in rates. Moreover, LILCO's electric tariff included a fuel cost adjustment ("FCA") clause which provided for the disposition of the difference between actual fuel costs and the fuel costs allowed in base tariff rates. LILCO deferred these differences to future periods for recovery from or refund to customers, except for base electric fuel costs in excess of actual electric fuel costs, which were credited to the Rate Moderation Component ("RMC") as incurred.

E.  UTILITY PROPERTY - DEPRECIATION AND MAINTENANCE

Utility gas property is stated at original cost of construction, which includes allocations of overheads, including taxes, and an allowance for funds used during construction. As part of the LIPA Transaction, all T&D assets were sold to LIPA, and as a result, all costs incurred under the Management Services Agreement in connection with the Company's provision of services for the T&D system subsequent to May 28, 1998 are expensed and charged to LIPA. As a result, electric depreciation now consists of depreciation of the non-nuclear electric generating facilities formerly owned by LILCO and the Ravenswood Facility.

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

               Period                              Electric      Gas
               -------                             --------      ---
        Year Ended December 31, 1999               3.56%         2.85%
        Nine Months Ended December 31, 1998        2.54%         2.07%
        Fiscal Year Ended March 31, 1998           3.20%         2.06%

F.  GAS EXPLORATION AND PRODUCTION PROPERTY - DEPLETION

The full cost method of accounting is used for investments in natural gas and oil properties. Under this method, all costs of acquisition, exploration and development of natural gas and oil reserves are capitalized into a "full cost pool" as incurred, and properties in the pool are depleted and charged to operations using the unit-of-production method based on the ratio of current production to total proved natural gas and oil reserves. To the extent that such capitalized costs (net of accumulated depletion) less deferred taxes exceed the present value (using a 10% discount rate) of estimated future net cash flows from proved natural gas and oil reserves and the lower of cost or fair value of unproved properties, such excess costs are charged to operations. If a write-down is required, it would result in a charge to earnings but would not have an impact on cash flows from operating activities. Once incurred, such impairment of gas properties is not reversible at a later date even if gas prices increase. In December 1998, THEC, the Company's 64% owned gas and oil exploration and production subsidiary, recorded a $130 million write-down to its investment in its proved gas reserves, which is reflected in the accompanying financial statements

As of December 31, 1999, THEC estimates, using prices in effect as of such date, that the ceiling limitation imposed under full cost accounting rules exceeded actual capitalized costs.

Provisions for depreciation of all other non-utility property are computed on a straight line basis over useful lives of three to ten years.

G.  HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS

Commodity Derivatives: The Company's utility, marketing subsidiaries and THEC employ, from time to time, derivative financial instruments to hedge exposure in cash flows due to fluctuations in the price of natural gas. The Company's hedging strategies meet the criteria for hedge accounting treatment under SFAS No. 80, "Accounting for Futures Contracts." Accordingly, gains and losses on these instruments are recognized concurrently with the recognition of the related physical transactions.

The subsidiaries regularly assess the relationship between natural gas commodity prices in "cash" and futures markets. The correlation between prices in these markets has been within a range generally deemed to be acceptable. If the correlation were not to remain in an acceptable range, the subsidiaries would account for financial instrument positions as trading activities.

Interest Rate Derivatives: The Company continually assesses the cost relationship between fixed and variable rate debt. In line with its objective to minimize capital costs, the Company periodically enters into hedging transactions that effectively convert the terms of underlying debt obligations from fixed to variable and/or variable to fixed. Monthly payments made or received are recognized as an adjustment to interest expense as incurred. In addition, the Company also enters into hedges to fix the rate on commitments to issue debt securities prior to the actual financing.

Hedging transactions that effectively convert the terms of underlying debt obligations from fixed to variable and/or variable to fixed are considered fair-value hedges. All of the Company's other derivative financial instruments are, and will continue to be classified as cash-flow hedges. As a result, implementation of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," when adopted, is not expected to have a material effect on the Company's net income, but could have a significant effect on comprehensive income because of fluctuations in the market value of the derivatives employed for hedging certain risks. Under SFAS No. 133, periodic changes in market value are recorded as comprehensive income, subject to effectiveness, and then included in net income to match the underlying transactions.

H.  EQUITY INVESTMENTS

Certain subsidiaries own as their principal assets investments, including goodwill, representing ownership interests of 50% or less in energy-related businesses that are accounted for under the equity method.

I.  INCOME TAX

In accordance with SFAS No. 109, "Accounting for Income Taxes" and NYPSC policy, certain of the Company's regulated subsidiaries record a regulatory asset for the net cumulative effect of having to provide deferred income taxes on all differences between tax and book bases of assets and liabilities at the current tax rate which have not yet been included in rates to customers. Investment tax credits, which were available prior to the Tax Reform Act of 1986, were deferred and are amortized as a reduction of income tax over the estimated lives of the related property.

J.  SUBSIDIARY COMMON STOCK ISSUANCES TO THIRD PARTIES

The Company follows an accounting policy of income statement recognition for parent company gains or losses from issuances of common stock by subsidiaries.

K.  FOREIGN CURRENCY TRANSLATION

The Company follows the principles of SFAS No. 52, "Foreign Currency Translation," for recording its investments in foreign affiliates. Under this statement, all elements of financial statements are translated by using a current exchange rate. Translation adjustments result from changes in exchange rates from one reporting period to another. At December 31, 1999, the foreign currency translation adjustment was included in comprehensive income and as a separate component of shareholders' equity.

L.  GOODWILL

At December 31, 1999, the Company has recorded goodwill in the amount of $255.8 million, representing the excess of acquisition cost over the fair value of net assets acquired. Goodwill is amortized over 15 to 40 years. The Company's recorded goodwill, net of accumulated amortizations, consists of approximately $164.1 million relating to the KeySpan Acquisition and approximately $91.7 million related to the acquisitions of energy-related services companies and to certain ownership interests of 50% or less in energy-related investments in Northern Ireland and Canada which are accounted for under the equity method.

M.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 to fiscal years beginning after July 15, 2000. The Company will therefore, adopt SFAS No. 133 in the first quarter of fiscal year 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As previously mentioned, all of the Company's derivative financial instruments, except for certain interest rate swaps, are and will continue to be classified as cash-flow hedges. As a result, implementation of SFAS No. 133 when adopted, is not expected to have a material effect on the Company's net income, but could have a significant effect on comprehensive income because of fluctuations in the market value of the derivatives employed for hedging certain risks. Under SFAS No. 133, periodic changes in market value are recorded as comprehensive income, subject to effectiveness, and then included in net income to match the underlying transactions.


NOTE 2. BUSINESS SEGMENTS

The Company has six reportable  segments:  Gas Distribution,  Electric Services,
Gas  Exploration  and  Production,   Energy  Related  Services,  Energy  Related
Investments and Other.

The Gas Distribution segment consists of the Company's two gas distribution subsidiaries. Brooklyn Union provides gas distribution services to customers in the New York City boroughs of Brooklyn, Queens and Staten Island, and KeySpan Gas East d/b/a Brooklyn Union of Long Island ("Brooklyn Union of Long Island") provides gas distribution services to customers in the Long Island counties of Nassau and Suffolk and the Rockaway Peninsula of Queens County.

The Electric Services segment consists of Company subsidiaries that operate the electric T&D system owned by LIPA, own and sell capacity and energy to LIPA from the Company's generating facilities located on Long Island and manage fuel supplies for LIPA to fuel the Company's Long Island generating facilities through long-term service contracts that have terms that range from eight to fifteen years, as well as, Company subsidiaries that own, lease and operate the 2,168 megawatt Ravenswood Facility, located in Long Island City, Queens. (See
Note 9, "Contractual Obligations and Contingencies" for a description of the Ravenswood transaction.) Currently, the Company's primary electric generation customers are LIPA and Con Edison.

The Gas Exploration and Production segment is engaged in gas and oil exploration and production, and the development and acquisition of domestic natural gas and oil properties. This segment consists of the Company's 64% equity interest in THEC, an independent natural gas and oil exploration company, as well as KeySpan Exploration and Production LLC, the Company's wholly owned subsidiary engaged in a joint venture with THEC. In September 1999, the Company and THEC jointly announced their intention to begin a process to review strategic alternatives for THEC. The process included an assessment of the role of THEC within the Company's strategic plans, including the possible sale of all or a portion of THEC by the Company. After completing the review, the Company concluded that it would retain its equity interest in THEC. Further, under a pre-existing credit arrangement, approximately $80 million in debt owed by THEC to the Company will be converted into common equity on April 1, 2000. The Company's common equity ownership interest in THEC will increase to approximately 70% upon such conversion. The Company will commit approximately $25 million to the drilling program with THEC in 2000, which may be terminated, upon notice, at the option of either party.

The Company's Energy Related Services segment primarily includes KeySpan Energy Management Inc. ("KEM"), KeySpan Energy Services Inc. ("KES"), KeySpan Communications Corporation, KeySpan Energy Solutions, LLC ("KESol"), Fritze KeySpan, LLC ("Fritze"), and Delta KeySpan Inc. ("Delta"). KEM owns, designs and/or operates energy systems for commercial and industrial customers and provides energy-related services to clients located primarily within the New York City metropolitan area. KES markets gas and electricity, and arranges transportation and related services, largely to retail customers, including those served by the Company's two gas distribution subsidiaries. KeySpan Communications Corporation owns a fiber optic network on Long Island. KESol, Fritze and Delta provide various appliance, heating, ventilation and air conditioning ("HVAC") services to customers within the Company's service territory, New Jersey and Rhode Island. KESol was established in April 1998, Fritze was acquired in November 1998 and Delta was acquired in September 1999. Further, in February 2000, the Company acquired three additional companies. The newly acquired companies include, an engineering-consulting firm, a plumbing and mechanical contracting firm, and a firm specializing in mechanical contracting and HVAC.

Subsidiaries in the Energy Related Investments segment include a 20% equity interest in the Iroquois Gas Transmission System LP; a 50% interest in the Premier Transco Pipeline and a 24.5% interest in Phoenix Natural Gas, both in Northern Ireland; and investments in certain midstream natural gas assets in Western Canada owned jointly with Gulf Canada Resources Limited, through the Gulf Midstream Services Partnership ("GMS"). These subsidiaries are accounted for under the equity method since the Company's ownership interests are 50% or less. Accordingly, equity income from these investments is reflected in other income and (deductions) in the Consolidated Income Statement.

The Other segment represents primarily, preferred stock dividends, unallocated administrative expenses and interest income earned on temporary cash investments. In 1999, all preferred stock dividends were allocated to the Other segment whereas, prior to the LIPA Transaction, preferred stock dividends were allocated to gas and electric operations.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company's reportable segments are strategic business units that are managed separately because of their different operating and regulatory environments. The reportable segment information is as follows:





YEAR ENDED DECEMBER 31, 1999                                                    (IN THOUSANDS OF DOLLARS)
======================================================================================================================
                                                           Energy      Energy
                      Gas       Electric   Gas Exploration Related     Related
                  Distribution  Services   and Production  Services  Investments    Other     Eliminations Consolidated
======================================================================================================================
Revenues             $1,753,132  $ 861,582  $     150,581 $  188,630 $        688 $        - $          - $     2,954,613
----------------------------------------------------------------------------------------------------------------------
Purchased gas           702,044          -              -     42,388            -          -            -         744,432

Fuel and purchased
  power                       -     17,252              -          -            -          -            -          17,252

Operations and
  maintenance           405,095    479,149         27,662    145,929        7,560     25,771            -       1,091,166

Depreciation, depletion
  and amortization      102,997     44,334         74,051      3,757        1,099     27,202            -         253,440

Operating taxes         223,793    132,327            338          3            8      9,685            -         366,154

Intercompany billings    10,793     48,580              -          -            -    (59,373)           -               -
-----------------------------------------------------------------------------------------------------------------------
Total expenses      $ 1,444,722  $ 721,642  $     102,051 $  192,077 $      8,667 $    3,285 $          - $     2,472,444
-----------------------------------------------------------------------------------------------------------------------
Operating income
   (loss)            $  308,410  $ 139,940  $      48,530 $   (3,447)$     (7,979)$   (3,285)$          - $       482,169
======================================================================================================================
Earnings (loss) for
  common stock       $  151,217  $  77,099  $      15,772 $   (1,298)$      7,753 $  (26,684)$          - $       223,859
======================================================================================================================
Basic and diluted EPS $    1.09  $    0.56  $        0.11 $   (0.01) $       0.06 $   (0.19) $          - $          1.62
======================================================================================================================
Additional Information:

Interest income           3,942          -              -          -        5,016     19,393       (1,358)         26,993

Interest expense         83,000     22,380         13,307          -        3,726     91,563      (89,284)        124,692

Income from equity
  method subsidiaries         -          -              -          -       15,347          -            -          15,347

Total assets          3,774,563  1,267,931        646,657    202,124      503,549  2,584,674   (2,248,807)      6,730,691

Investment in equity
  method subsidiaries         -          -              -     13,393      341,874      4,016            -         359,283

Capital expenditures    213,845    245,177        183,322     20,605       49,427     13,294            -         725,670
======================================================================================================================

        Electric Services revenues from, primarily LIPA and Con Edison, of $858.8 million for the year ended December 31, 1999, represents approximately 29% of the Company's consolidated revenues during that period.

        Eliminating items include intercompany interest income and expense and the elimination of certain intercompany accounts receivable.


NINE MONTHS ENDED DECEMBER 31, 1998                                             (IN THOUSANDS OF DOLLARS)
======================================================================================================================
                                                          Energy    Energy
                     Gas        Electric  Gas Exploration Related    Related
                  Distribution  Services  and Production  Services Investments   Other    Eliminations Consolidated
======================================================================================================================
Revenues            $ 856,172$   738,316 $       70,812 $  63,064$       117$          $ -          -$   1,728,481
----------------------------------------------------------------------------------------------------------------
Purchased gas         318,703          -              -    12,987          -          -             -      331,690

Fuel and purchased
  power                     -     91,762              -         -          -          -             -       91,762

Operations and
  maintenance         280,442    337,898         15,879    54,152      3,750     21,713             -     713,834*

Depreciation, depletion
  and amortization     57,351      5,895         47,114     1,117        256     13,126             -     124,859*

Operating taxes       121,280    126,015            373       722          1      8,733             -      257,124

Intercompany billings   7,221     23,922              -         -          -    (31,143)            -            -

Total expenses      $ 784,997$   585,492$        63,366$   68,978$     4,007$    12,429$            -$   1,519,269
----------------------------------------------------------------------------------------------------------------
Operating income
     (loss)         $  71,175$   152,824$         7,446$   (5,914)$    (3,890)$ (12,429)$           -$     209,212
----------------------------------------------------------------------------------------------------------------
Earnings (loss) for
common stock before
special charges     $   8,582 $   57,119 $        2,218 $   (3,212)$    (4,186)$   2,463            -$      62,984*
----------------------------------------------------------------------------------------------------------------
Basic and diluted
    EPS             $    0.06$      0.39 $         0.02$     (0.03)$           $    0.02 $          -$        0.43*
----------------------------------------------------------------------------------------------------------------
Additional Information:

Interest income         1,328          -              -          -           -    49,200         (424)      50,104

Interest expense       60,678     69,953          3,870          -           -    58,682       54,468)     138,715

Income  from equity
  method subsidiaries       -          -              -          -       5,841         -            -        5,841

Total assets        3,452,361    693,162        500,162    116,771     429,157 4,439,307    2,735,818)   6,895,102

Investment in equity
  method subsidiaries       -          -              -          -     289,193         -            -      289,193

Capital expenditures  128,405     54,090        182,729     28,421     231,791    51,127            -      676,563
----------------------------------------------------------------------------------------------------------------
        *Excludes non-recurring charges associated with the LIPA Transaction and special  charges.  Total  non-recurring  and special charges were $258.5 million  after-tax.  See Note 15 - Costs Related to the LIPA Transaction
        and Special Charges.

        Electric Services revenues from LIPA of $408.3 million, represents approximately 24% of the Company's consolidated revenues for the nine months ended December 31, 1998.

          Eliminating items include intercompany interest income and expense and
          the   elimination  of  certain   intercompany   accounts   receivable.
          ----------------------------------------------------------------------


FISCAL YEAR ENDED MARCH 31, 1998 (IN THOUSANDS OF DOLLARS)

                                     Electric
                  Gas Distribution  Distribution  Consolidated
-----------------------------------------------------------
Revenues          $      645,659$   2,478,435$    3,124,094
-----------------------------------------------------------
Purchased gas            299,469            -       299,469

Fuel and purchased
  power                        -      658,338       658,338

Operations and
  maintenance            107,221      403,944       511,165

Depreciation and
  amortization            38,584      144,545       183,129

Operating taxes           77,734      388,592       466,326

Total expenses    $      523,008$   1,595,419$    2,118,427
-----------------------------------------------------------
Operating income  $      122,651$     883,016$    1,005,667
-----------------------------------------------------------
Earnings for common
  stock           $       33,815$     276,612$      310,427
-----------------------------------------------------------
Basic and diluted $PS       0.28$        2.28$         2.56
-----------------------------------------------------------
Additional Information:
Interest income              923        6,099         7,022
Interest expense          52,409      352,064       404,473
Total assets           1,444,745   10,455,980    11,900,725
Capital expenditures     78, 897      218,333       297,230
-----------------------------------------------------------





NOTE 3. INCOME TAX

The Company will file consolidated federal and state income tax returns for calendar year 1999. A tax sharing agreement between the Company and its subsidiaries provides for the allocation of a realized tax liability or benefit based upon separate return contributions of each subsidiary to the consolidated taxable income or loss in the consolidated income tax returns.

In 1998, the Company incurred tax net operating losses ("NOL") for federal purposes of $148.9 million and for state purposes of $211.0 million for the period May 29, 1998 through December 31, 1998, which can be carried forward for twenty years or until 2017. In accordance with SFAS No. 109 - "Accounting For Income Taxes," the Company believed that it was more likely than not that the tax benefits of these losses would be realized. Therefore, in 1998 deferred tax assets and related tax benefits for the tax effect of the NOL carryforwards were recorded by the Company ($52.1 million for federal income tax purposes and $19.0 million for state income tax purposes).

The Company estimates that the benefits associated with the NOL carryforwards from 1998, $57.4 million ($52.1 million for federal income tax purposes and $5.3 million for state income tax purposes), will be realized in its consolidated 1999 federal and state income tax returns.

Accordingly, the NOL benefits have been applied in the 1999 current federal and state tax provisions.

Income tax expense (benefit) is reflected as follows in the Consolidated Statement of Income:

                                                       (IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------
                                                 Nine Months
                               Year Ended           Ended      Fiscal Year Ended
                            December 31, 1999  December 31, 1998  March 31, 1998
--------------------------------------------------------------------------------
Current  income tax             $     26,618 $       26,142$           85,794
Deferred  income tax                 109,744        (85,936)          146,859
--------------------------------------------------------------------------------
                                     136,362        (59,794)          232,653
--------------------------------------------------------------------------------
Current - transaction related (1)          -        291,365                 -
Deferred - transaction related (2)         -       (391,066)                -
--------------------------------------------------------------------------------
                                           -        (99,701)                -
--------------------------------------------------------------------------------
Total  income tax (benefit)   $      136,362 $     (159,495$          232,653
----------------------------- -------------- --------------------------------

(1) Primarily represents income taxes associated with the sale of assets (the "Transferred Assets") to the Company by LIPA, which taxes were paid by the Company, partially offset by tax benefits recognized upon funding of postretirement benefits.

(2) Primarily represents the deferred federal income taxes necessary to account for the difference between the carryover basis of the assets sold to the Company for financial reporting purposes and the new increased tax basis.


The components of deferred tax assets and (liabilities) reflected in the Consolidated Balance Sheet are as follows:

                                                       (IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------
                                        December 31, 1999    December 31, 1998
-------------------------------------- -------------------- -------------------
Reserves not currently deductible      $             35,569 $            37,833
Benefits of tax loss carryforwards                   13,694              71,096
Property related differences                       (155,063)            (89,934)
Regulatory tax asset                                (22,912)            (24,073)
Property taxes                                      (49,172)            (34,541)
Other items - net                                    (8,348)            (31,929)
--------------------------------------------------------------------------------
Net deferred tax liability             $           (186,230)$           (71,549)
--------------------------------------------------------------------------------

The following is a reconciliation between reported income tax and tax computed at the statutory rate of 35%:

                                                             (IN THOUSANDS OF DOLLARS)
---------------------------------------------------------------------------------------
                                                           Nine Months      Fiscal Year
                                           Year Ended         Ended            Ended
                                          December 31,     December 31,      March 31,
                                              1999             1998             1998
------------------------------------------------------------------------------------------
Computed at the statutory rate          $        138,241        $(114,249)$        208,213
Adjustments related to:
     Net benefit from LIPA Transaction (1)             -          (31,503)               -
     Tax credits                                  (2,154)          (1,809)          (2,464)
     Excess of book over tax depreciation              -            2,859           17,912
     Minority interest in THEC                     3,105          (10,220)               -
     Other items - net                            (2,830)          (4,573)           8,992
-----------------------------------------------------------------------------------------
        Total income tax (benefit)      $        136,362        $(159,495)$        232,653
=========================================================================================
        Effective income tax rate                    35%              N/A              39%
-----------------------------------------------------------------------------------------

     (1)Includes tax benefits relating to (a) the deferred federal income taxes necessary to account for the difference between the carryover basis of the Transferred Assets for financial reporting purposes and the new increased tax basis and (b) certain credits for financial reporting purposes, including tax benefits recognized on the funding of postretirement benefits, partially offset by income taxes associated with the sale of the Transferred Assets to the Company by LIPA which taxes were paid by the Company.


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

NOTE 4.  POSTRETIREMENT BENEFITS

PENSION PLANS: The following information represents consolidated results for the Company and its subsidiaries (Brooklyn Union, Brooklyn Union of Long Island and the former LILCO), whose noncontributory defined benefit pension plans cover substantially all employees. Benefits are based on years of service and compensation. Funding for pensions is in accordance with requirements of federal law and regulations. Prior to the KeySpan Acquisition, pension benefits had been managed separately by the Company's regulated subsidiaries, which were the only subsidiaries with defined benefit plans. The Company is currently integrating its plans and allocations to individual business segments.

The amounts presented are consolidated for periods subsequent to May 28, 1998. Prior to that date the amounts pertain solely to the plan of LILCO. Brooklyn Union of Long Island is subject to certain deferral accounting requirements mandated by the NYPSC for pension costs and other postretirement benefit costs.

The calculation of net periodic pension cost follows:

                                                       (IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------
                            Year Ended      Nine Months Ended  Fiscal Year Ended
                          December 31, 1999  December 31, 1998    March 31, 1998
--------------------------------------------------------------------------------
Service cost, benefits earned
    during the period        $     38,372        $   24,608           $   21,114

Interest cost on projected
     benefit  obligation          106,888            66,341               56,379

Return on plan assets            (457,529)          (51,745)           (196,300)

Special termination charge (1)          -            61,558                    -

Net amortization and deferral     310,224           (33,942)             147,713
--------------------------------------------------------------------------------
Total pension cost           $     (2,045)       $   66,820           $   28,906
================================================================================
(1) Early retirement plan completed in December 1998.

The following table sets forth the pension plans' funded status at December 31, 1999 and December 31, 1998. Plan assets principally are common stock and fixed income securities.

                                                       (IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------
                                         December 31, 1999     December 31, 1998
--------------------------------------------------------------------------------
Change in benefit obligation:
  Benefit obligation at beginning of period $   (1,650,120)      $    (825,159)

  Benefit obligation of acquisitions (1)           (11,700)           (674,100)

  Service cost                                     (38,372)            (24,608)

  Interest cost                                   (106,888)            (66,341)

  Amendments                                       (31,350)                  -

  Actuarial gain (loss)                            205,798             (61,929)

  Special termination benefits (2)                       -             (61,558)

  Benefits paid                                    102,817              63,575
--------------------------------------------------------------------------------
Benefit obligation at end of period             (1,529,815)         (1,650,120)
--------------------------------------------------------------------------------
Change in plan assets:

  Fair value of plan assets at
  beginning of period                            1,675,604             919,100

  Fair value of KSE plan assets                          -             754,127

  Actual return on plan assets                     457,529              51,745

  Employer contribution                             18,009              13,500

  Benefits paid                                   (102,817)            (62,868)
--------------------------------------------------------------------------------
Fair value of plan assets at end of period       2,048,325           1,675,604
---------------------------------------  -----------------  ------------------
  Funded status                                    518,510              25,484

  Unrecognized net (gain) from past experience
    different from that assumed and from
    changes in assumptions                        (667,652)           (158,103)

  Unrecognized prior service cost                   80,087              54,234

  Unrecognized transition obligation                 3,163               4,138
--------------------------------------------------------------------------------
Net accrued pension cost reflected
  on consolidated balance sheet             $      (65,892)      $     (74,247)
================================================================================

(1) Reflects the Ravenswood acquisition in 1999 and the KSE-acquisition in 1998.
(2) Early retirement plan completed in December 1998.

--------------------------------------------------------------------------------
                                                  Nine Months       Fiscal Year
                                 Year Ended           Ended             Ended
                             December 31, 1999 December 31, 1998  March 31, 1998
--------------------------- ----------------- -----------------  ---------------
Assumptions:

   Obligation discount                7.50%             6.50%             7.00%

   Asset return                       8.50%             8.50%             8.50%

   Average annual increase in
       compensation                   5.00%             5.00%             4.50%

---------------------------  ---------------  -----------------  ---------------

INFORMATION ON THE LILCO SUPPLEMENTAL PLAN
The Supplemental Plan in effect prior to May 28, 1998 provided supplemental death and retirement benefits for officers and other key executives without contribution from such employees. The Supplemental Plan was a non-qualified plan under the Internal Revenue Code of 1986, as amended (the "Code"). For the fiscal year ended March 31, 1998, a charge of $31 million was recorded relating to certain benefits earned by former officers of LILCO relating to the termination of their annuity benefits earned through the supplemental retirement plan and other executive retirement benefits. This charge, which was borne by LILCO, and not recovered from ratepayers, resulted from provisions in the employment contracts of LILCO officers.

OTHER POSTRETIREMENT BENEFITS: RETIREE HEALTH CARE AND LIFE INSURANCE: The following information represents consolidated results for the Company and its subsidiaries (Brooklyn Union, Brooklyn Union of Long Island and the former LILCO) who sponsor noncontributory defined benefit plans covering certain health care and life insurance benefits for retired employees. The Company has been funding a portion of future benefits over employees' active service lives through Voluntary Employee Beneficiary Association ("VEBA") trusts. Contributions to VEBA trusts are tax deductible, subject to limitations contained in the Code. Prior to the KeySpan Acquisition other postretirement benefits had been managed separately by the Company's regulated subsidiaries, which were the only subsidiaries with defined benefit plans. The Company is currently integrating its plans and allocations to individual business segments.

The amounts presented herein are consolidated for periods subsequent to May 28, 1998. Prior to that date the amounts pertain solely to the plan of LILCO.

Net  periodic   other   postretirement   benefit  cost  included  the  following
components:

                                                                                (IN THOUSANDS OF DOLLARS)
-------------------------------------------------------------------------------------------------------------
                                                                       Nine Months
                                                Year Ended                Ended             Fiscal Year Ended
                                            December 31, 1999       December 31, 1998         March 31, 1998
---------------------------------------- ------------------------ ---------------------- ---------------------
Service cost, benefits earned
     during the period                         $    16,747            $     9,569               $  12,204

Interest cost on accumulated post-
     retirement benefit obligation                  42,616                 26,414                  27,328

Return on plan assets                              (97,452)               (13,857)                 (6,164)

Special termination charge (1)                           -                  3,073                       -

Net amortization and deferral                       64,039                (14,665)                (10,468)
-----------------------------------------------------------------------------------------------------------
Other postretirement benefit cost              $    25,950             $   10,534               $  22,900
---------------------------------------- ------------------ ---------------------- -----------------------


(1)   Early retirement plan completed in December 1998.

The following table sets forth the plan's funded status at December 31, 1999 and December 31, 1998. Plan assets principally are common stock and fixed income securities.

                                                   (IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------
                                            December 31, 1999  December 31, 1998
------------------------------------------ ------------------- -----------------
Change in benefit obligation:

  Benefit obligation at beginning of period  $   (728,255)      $   (358,941)

  Benefit obligation of acquisitions (1)           (3,075)          (226,645)

  Service cost                                    (16,747)            (9,569)

  Interest cost                                   (42,616)           (26,414)

  Plan participants' contributions                   (716)              (900)

  Amendments                                        8,631                  -

  Actuarial gain (loss)                           148,126           (121,228)

  Special termination benefits (2)                      -             (3,073)

  Benefits paid                                    32,599             18,515
--------------------------------------------------------------------------------
Benefit obligation at end of period              (602,053)          (728,255)
------------------------------------------ -------------- ------------------
Change in plan assets:

  Fair value of plan assets at
          beginning of period                     478,778            108,165

  Fair value of KSE plan assets                        -            113,917

  Actual return on plan assets                     97,452             13,857

  Employer contribution                             4,503            250,000

  Plan participants' contribution                     716                  -

  Benefits paid                                   (32,599)            (7,161)
--------------------------------------------------------------------------------
Fair value of plan assets at end of period        548,850            478,778
------------------------------------------ ------------------- ----------------
  Funded status                                   (53,204)          (249,477)

  Unrecognized net (gain) loss from past
     experience different from that
     assumed and from changes in assumptions      (66,318)           145,834

  Unrecognized prior service cost                  (8,477)               166
--------------------------------------------------------------------------------
Accrued benefit cost reflected on
  consolidated balance sheet                 $   (127,999)      $   (103,477)
------------------------------------------ ------------------- -----------------

(1) Reflects the Ravenswood acquisition in 1999 and the KSE-acquisition in 1998.
(2) Early retirement plan completed in December 1998.


-------------------------------------------------------------------------------------------------------------
                                              Year Ended          Nine Months Ended       Fiscal Year Ended
                                           December 31, 1999       December 31, 1998        March 31, 1998
--------------------------------------- ---------------------- ------------------------ ----------------------
Assumptions:
 Obligation discount                            7.50%                   6.50%                   7.00%
 Asset return                                   8.50%                   8.50%                   8.50%
 Average annual increase in  compensation       5.00%                   5.00%                   4.50%
--------------------------------------- ---------------------- ------------------------ ----------------------

The measurement of plan liabilities also assumes a health care cost trend rate of 6% annually. A 1% increase in the health care cost trend rate would have the effect of increasing the accumulated postretirement benefit obligation as of December 31, 1999 by $80.9 million and the net periodic health care expense by $8.1 million. A 1% decrease in the health care cost trend rate would have the effect of decreasing the accumulated postretirement benefit obligation as of December 31, 1999 by $66.6 million and the net periodic health care expense by $6.7 million.

In 1993, LILCO adopted the provisions of SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions," and recorded an accumulated postretirement benefit obligation and a corresponding regulatory asset of $376 million. LIPA will reimburse the Company for costs related to postretirement benefits of the electric business unit employees, therefore, the Company has reclassified the regulatory asset for postretirement benefits associated with electric business unit employees to a deferred asset.

In 1994, LILCO established VEBA trusts for union and non-union employees for the funding of costs collected in rates for postretirement benefits. For the fiscal year ended March 31, 1998, the trusts were funded with a contribution of $21 million. In May 1998, an additional $250 million was funded into the trusts.

NOTE 5. CAPITAL STOCK

COMMON STOCK: Currently the Company has 450,000,000 shares of authorized common stock. In 1998, the Company initiated a program to repurchase a portion of its outstanding common stock on the open market. As of December 31, 1999, the Company had repurchased 25 million common shares for $723.0 million. During 1999, the Company purchased 1.9 million shares for $52.5 million on the open market for the dividend reinvestment feature of its Investor Program, the Employee Stock Discount Purchase Plan for Employees, and the Employee Savings Plan.

PREFERRED STOCK: The Company has the authority to issue 100,000,000 shares of preferred stock with the following classifications: 16,000,000 shares of preferred stock, par value $25 per share; 1,000,000 shares of preferred stock, par value $100 per share; and 83,000,000 shares of preferred stock, par value $.01 per share.

At December 31, 1999, 14,520,000 redeemable shares of 7.95% Preferred Stock Series AA par value $25 was outstanding totaling $363 million, which has a mandatory redemption requirement on June 1, 2000. The Company also has 553,000 shares outstanding of 7.07% Preferred Stock Series B par value $100; 197,000 shares outstanding of 7.17% Preferred Stock Series C par value $100; and 93,390 shares outstanding of 6% Preferred Stock Series A par value $100, in the aggregate totaling $84.3 million.

NOTE 6.  NONQUALIFIED STOCK OPTIONS

At December 31, 1999, the Company had stock-based compensation plans that are described below. Moreover, under a separate plan, THEC has issued approximately
2.4 million stock options to key THEC employees. The Company and THEC apply APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for their plans. Accordingly, no compensation cost has been recognized for these fixed stock option plans in the Consolidated Financial Statements since the exercise prices and market values were equal on the grant dates. Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under the plans consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been decreased to the proforma amounts indicated below:

---------------------------------------------------------------------------------------------
                                                            Year Ended         Nine Months Ended
                                                         December 31, 1999     December 31, 1998
--------------------------------------------------------------------------------------------
Income (loss) available for
   common stock (000):                   As reported         $223,859             ($195,537)
                                         Proforma            $215,416             ($198,996)

Earnings per share:                      As reported           $1.62                ($1.34)
                                         Proforma              $1.56                ($1.37)
--------------------------------------------------------------------------------------------

The weighted average fair value of grants issued in 1999 was $3.65. All grants are estimated on the date of the grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants issued in 1999: dividend yield of 6.58%; expected volatility of 23.43%; risk free interest rate of 5.72%; and expected lives of 6 years. The weighted average exercise price is $27.58 for the 1999 grants. There were no grants issued in 1998.

A summary of the status of the Company's fixed stock option plans and changes is presented below for the periods indicated:


--------------------------------------------------------------------------------
                                      Year Ended              Nine Months Ended
                                  December 31, 1999           December 31, 1998
---------------------------------------------------------------------------------
                                            Weighted Average            Weighted Average
Fixed Options                      Shares    Exercise Price    Shares    Exercise Price
------------------------------------------------------------------------------------
Outstanding at beginning of period  921,066     $30.80       992,300        $30.70

Granted during the year           4,149,000     $27.58         --            --

Exercised                            (2,666)    $27.75       (13,631)       $28.67

Forfeited                           (99,002)    $27.22       (57,603)       $29.45
--------------------------------------------------------------------------------
Outstanding at end of period      4,968,398     $28.18       921,066        $30.80
------------------------------------------------------------------------------------
Exercisable at end of period      3,638,448     $28.53       921,066        $30.80
---------------------------- -   -------------------------------------------------------

                     Weighted Average
 Number Outstanding  Remaining          Weighted Average   Number Exercisable
at December 31, 1999 Contractural Life  Exercise Price    at December 31, 1999
--------------------------------------------------------------------------------
     168,066          6 years             $27.00           168,066

    344,000           7 years             $30.50           344,000

     409,000          8 years             $32.63           409,000

    2,645,332         9 years             $27.88         2,306,312

    1,402,000        10 years             $27.03           411,070
--------------------------------------------------------------------------------
    4,968,398                                            3,638,448
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

NOTE 7. LONG-TERM DEBT

GAS FACILITIES REVENUE BONDS: Brooklyn Union can issue tax-exempt bonds through the New York State Energy Research and Development Authority. Whenever bonds are issued for new gas facilities projects, proceeds are deposited in trust and subsequently withdrawn to finance qualified expenditures. There are no sinking fund requirements on any of the Company's Gas Facilities Revenue Bonds. At December 31, 1999, Brooklyn Union had $648.5 million of Gas Facilities Revenue Bonds outstanding. The interest rate on the variable rate series due December 1, 2020 is reset weekly and ranged from 1.97% to 5.35% through December 31, 1999, at which time the average rate was 5.35%. At January 14, 2000, the interest rate on the variable rate series due December 1, 2020 was changed to an auction rate with a standard auction period of seven days.

In November 1999, the Company entered into an interest rate swap agreement in which $90 million of its Gas Facility Revenue Bonds, 6.75% Series A and B, were effectively exchanged for floating rate debt. (See Note 10, "Hedging, Derivative Financial Instruments and Fair Values.")

In December 1998, the Company purchased a portfolio of securities representing direct purchase obligations of the United States Government. These securities were placed in trust, irrevocably dedicated to the repayment of certain Gas Facilities Revenue Bonds, thereby effecting an in- substance defeasance. The in-substance defeasance, of approximately $8.6 million, represented $4 million of outstanding bonds of each of the 6.75% Series 1989A due February 1, 2024 and 6.75% Series 1989B due February 1, 2024 including interest. The Company has not been relieved of its obligation and remains the primary obligor for this debt. Therefore, the liability is recognized on the accompanying Consolidated Balance Sheet.

AUTHORITY FINANCING NOTES: The Company's electric generation subsidiary can also issue tax- exempt bonds through the New York State Energy Research and Development Authority. At December 31, 1999, $66 million of Authority Financing Notes were outstanding.

In October 1999, the Company issued $41.1 million of Authority Financing Notes 1999 Series A Pollution Control Revenue Bonds due October 1, 2028. The initial interest rate on these bonds was established at 3.95% and applied through January 13, 2000. Thereafter, the interest rate will be reset based on an auction procedure. The proceeds from this issuance were used to extinguish a portion of the Company's obligation under a promissory note to LIPA. (See "Promissory Notes" for additional information.)

The Company also has outstanding $24.9 million variable rate 1997 Series A Electric Facilities Revenue Bonds due December 1, 2027. The interest rate on these bonds is reset weekly and ranged from 2.00% to 5.85% through December 31, 1999 at which time the average rate was 5.85%.

PROMISSORY NOTES: In accordance with the LIPA Agreement, LIPA assumed substantially all of the outstanding long-term debt of LILCO at May 28, 1998 except for the 1997 Series A Electric Facilities Revenue Bonds due December 1, 2027 which were assigned to the Company. In accordance with the LIPA Agreement, the Company issued promissory notes to LIPA which represented an amount equivalent to the sum of: (i) the principal amount of 7.30% Series Debentures due July 15, 1999 and 8.20% Series Debentures due March 15, 2023 outstanding at May 28, 1998, and (ii) an allocation of certain of the Authority Financing Notes. The promissory notes contain identical terms as the debt referred to in items (i) and (ii) above.

In October 1999, the Company extinguished its obligation under a promissory note to LIPA, as previously indicated, relating to the 7.50% 1976A Series Pollution Control Revenue Bonds due December 1, 2006 and the 7.80% 1979B Series Pollution Control Revenue Bonds due December 1, 2009. The Company's obligation for these bonds of $47.2 million consisted of the principal amount of $45.5 million and $1.7 million of interest accrued and unpaid. In addition, in June 1999 the Company extinguished its obligation under a promissory note to LIPA relating to the 7.30% Debentures due July 15, 1999. The Company's obligation for these debentures of $411.5 million consisted of the principal amount of $397 million and $14.5 million of interest accrued and unpaid. The carrying value of the promissory notes at December 31, 1999 was $602.4 million.

The promissory notes issued to LIPA included an allocation for certain of the Authority Financing Notes. On March 1, 1999, LIPA converted the weekly variable interest rate features on the Authority Financing Notes Series 1993B due November 1, 2023, Series 1994A due October 1, 2024 and Series 1995A due August 1, 2025 to a fixed rate of 5.30%. In addition, on March 1, 1999, LIPA converted the annual variable interest rate features on the Authority Financing Notes Series 1985A due March 1, 2016 and Series 1985B due March 1, 2016 to a fixed rate of 5.15%.


OTHER LONG-TERM DEBT: On February 1, 2000, Brooklyn Union of Long Island issued $400 million of 7.875 % Medium Term Notes due February 1, 2010. The net proceeds from the issuance of these notes were used to repay the Company for its costs in extinguishing certain promissory notes to LIPA, as previously noted. For additional information on Brooklyn Union of Long Island's issuance see Note 12, "KeySpan Gas East Corporation Summary Financial Data".

THEC has an unsecured available line of credit with a commercial bank that provides for a maximum commitment of $250 million subject to certain conditions, which supports borrowings under a revolving loan agreement. Up to $2 million of this line is available for the issuance of letters of credit to support performance guarantees. This credit facility matures on March 1, 2003. THEC borrowed $48 million under this facility during 1999, and at December 31, 1999, borrowings of $181 million were outstanding and $0.4 million was committed under outstanding letter of credit obligations. Borrowings under this facility bear interest, at THEC's option, at rates indexed at a premium to the Federal Funds rate or LIBOR rate, or based on the prime rate. The weighted average interest rate on this debt was 6.59% at December 31, 1999. In addition, at December 31, 1999, THEC had $100 million of 8.625% Senior Subordinated Notes due 2008 outstanding. These notes were issued in a private placement in March 1998 and are subordinate to borrowings under THEC's line of credit.

A subsidiary of the Energy Related Investment segment has a revolving 12 month loan agreement with a financial institution in Canada at the Canadian Dollar Deposit Offered Rate. During 1999, borrowings under this agreement were US$13.5 million. At December 31, 1999 borrowings of US$86.4 million were outstanding at an interest rate of 5.60%. These borrowings were used to fund capital expenditures.

DEBT MATURITY SCHEDULE: The Company does not have any long-term debt maturing in the next five years.

NOTE 8.  NOTES PAYABLE

In November 1999, the Company negotiated a $700 million revolving credit agreement, with a one- year term and one-year renewal option, with a commercial bank. Pricing under the facility is subject to a ratings-based grid with an annual fee of .075% per annum on the balance of funds available. Borrowings will bear interest at LIBOR plus 50 basis points. Borrowings in excess of more than 33% of the total commitment will bear interest at LIBOR plus 62.5 basis points. This credit facility is used to support the Company's $700 million commercial paper program. The Company began issuing commercial paper during the fourth quarter of 1999. The average daily outstanding balance during the quarter was $199.2 million at a weighted average annualized interest rate of 6.54%. At December 31, 1999, the Company had $208.3 million of commercial paper outstanding at an annualized interest rate of 6.56%. The proceeds received from the issuance of commercial paper was used to repay outstanding borrowings under the Company's previous existing line of credit (discussed below) and for general corporate purposes. During 2000, the Company anticipates issuing commercial paper rather than borrowing on the revolving credit agreement.

Prior to the new revolving credit agreement and commercial paper program, the Company had an available unsecured bank line of credit of $300 million. Borrowings were made under this facility during the months of September, October and November 1999. The average daily outstanding balance during these months was $83.7 million at a weighted average annualized interest rate of 5.53%. This line of credit was terminated upon the execution of the new revolving credit agreement.

NOTE 9. CONTRACTUAL OBLIGATIONS AND CONTINGENCIES

LEASE OBLIGATIONS: Lease costs included in operation expense were $47.1 million in 1999 reflecting, primarily, the Ravenswood lease of $11.6 million and the lease of the Company's Brooklyn headquarters of $11.3 million. Lease costs also include leases for other buildings, office equipment, vehicles and power operated equipment. Lease costs for the nine months ended December 31, 1998 were $28.9 million. The future minimum lease payments under various leases, all of which are operating leases, are $51.8 million per year over the next five years and $108.2 million, in the aggregate, for all years thereafter.

The Company acquired the 2,168 megawatt Ravenswood Facility located in Long Island City, Queens, New York, from Con Edison on June 18, 1999 for approximately $597 million. In order to reduce its cash requirements, the Company entered into a lease agreement with a special purpose, unaffiliated financing entity that acquired a portion of the facility directly from Con Edison and leased it to a subsidiary of the Company under a ten year lease. The Company has guaranteed all payment and performance obligations of its subsidiary under the lease. Another subsidiary of the Company provides all operating, maintenance and construction services for the facility. The lease relates to approximately $425 million of the acquisition cost of the facility. The lease qualifies as an operating lease for financial reporting purposes while preserving the Company's ownership of the facility for federal and state income tax purposes. The balance of the funds needed to acquire the facility were provided from cash on hand.

In connection with the financing of the acquisition of the Ravenswood Facility in June 1999 by a wholly-owned subsidiary of the Company, certain post-closing conditions including the transfer of certain governmental permits, receipt of a consent order for the facility and the delivery of evidence that the facility complies with applicable zoning requirements were to be fulfilled by December 15, 1999. Following notice to affected parties, including the holders of approximately $412 million of notes issued in connection with the acquisition, the Company was advised in January 2000 that several such noteholders believed the steps taken thus far were not sufficient to satisfy fully the post-closing conditions. Under the relevant financing documents, failure to complete the required actions on a timely basis constitutes an Event of Default, which in turn could give various parties to the Ravenswood financing, including the noteholders, the right to foreclose on the Ravenswood property and/or terminate the Company's leasehold interest and rights in the property. To date, no party has sought to take or indicated that it is contemplating taking any such action. The Company has timely fulfilled all of its payment obligations and believes that it has also timely fulfilled all other obligations under the relevant financing documents.

The Company is currently seeking to resolve remaining issues concerning compliance with the December 15 post-closing conditions and, in connection therewith, has obtained extensions of the deadlines for certain of the conditions.

FIXED CHARGES UNDER FIRM CONTRACTS: The Company's utility subsidiaries have entered into various contracts for gas delivery, storage and supply services.
The contracts have remaining terms that cover from one to fourteen years. Certain of these contracts require payment of annual demand charges in the aggregate amount of approximately $280 million. The Company is liable for these payments regardless of the level of service it requires from third parties. Such charges are, currently, recovered from utility customers as gas costs. In response to a NYPSC policy statement regarding gas industry restructuring, the Company estimated that, if the gas distribution subsidiaries were to continue to recover the demand charges for the next five years, then the estimated strandable costs (contract costs above market value) for contracts that will not expire by 2005 and would not be needed to provide service to firm transportation customers will be, on a present value basis, approximately $78 million. For purposes of this calculation, the Company has assumed that, if it exited the merchant function and if it were necessary to assign the contracts to third parties, the Company could recover the market value of the underlying assets. Therefore, the difference between the contract costs and the market value is the potential "strandable" costs.

LEGAL MATTERS: From time to time, the Company is subject to various legal proceedings arising out of the ordinary course of its business. Except as described below, the Company does not consider any of such proceedings to be material to its business or likely to result in a material adverse effect on its results of operations or financial condition.

In October 1998, the County of Suffolk and the Towns of Huntington and Babylon commenced an action against LIPA, the Company, the NYPSC and others in the United States District Court for the Eastern District of New York (the "Huntington Lawsuit"). The Huntington Lawsuit alleges, among other things, that LILCO ratepayers (i) have a property right to receive or share in the alleged capital gain that resulted from the transaction with LIPA (which gain is alleged to be at least $1 billion); and (ii) that LILCO was required to refund to ratepayers the amount of a Shoreham-related deferred tax reserve (alleged to be at least $800 million) carried on the books of LILCO at the consummation of the LIPA Transaction. In December 1998, and again in June 1999, the plaintiffs amended their complaint. The amended complaint contains allegations relating to certain payments LILCO had determined were payable in connection with the LIPA Transaction and KeySpan Acquisition to LILCO's chairman and certain of its officers and adds the recipients of the payments as defendants. In June 1999, the Company was served with the second amended complaint. On August 23, 1999, the Company filed a motion to dismiss the second amended complaint. Pursuant to an agreement among the parties, the Company's motion to dismiss is being converted to a summary judgment motion. At this time the Company is unable to determine the outcome of this ongoing proceeding.



THE CLASS SETTLEMENT: The Class Settlement, which became effective in June 1989 (County of Suffolk, et al., v. Long Island Lighting Company et al.), resolved a civil lawsuit against LILCO brought under the federal Racketeer Influenced and Corrupt Organizations Act, alleging that LILCO made inadequate disclosures before the NYPSC concerning the construction and completion of nuclear generating facilities. The class settlement provided electric customers with rate reductions of $390.0 million that were being reflected as adjustments to their monthly electric bills over a ten-year period which began on June 1, 1990. The Class Settlement obligation of approximately $20 million at December 31, 1999 reflects the present value of the remaining reductions to be refunded to customers. As a result of the LIPA Transaction, LIPA will provide the remaining balance to its electric customers as an adjustment to their monthly electric bills. The Company will then, in turn, reimburse LIPA on a monthly basis for such reductions on the customer's monthly bill. The Company remains ultimately obligated under the Class Settlement. In November 1999, class counsel for the LILCO ratepayers served a motion, in the United States District Court for the Eastern District of New York, seeking an order directing the Company to pay $42 million, in addition to the amounts remaining to be paid under the Class Settlement. Class counsel contends that the required rate reductions should have been exclusive of gross receipts taxes. The Company filed its opposition in January 2000 and class counsel filed their reply papers in February 2000. In their February papers, class counsel revised their demand to seek an order directing the Company to pay approximately $22 million, plus interest, in addition to the amounts remaining to be paid under the Class Settlement. The Company filed its rebuttal papers March 1, 2000 and oral argument was held March 6, 2000. On March 9, 2000, an order was issued by the court granting class counsel's motion. The Company is in the process of evaluating the order and, accordingly, is currently unable to determine the ultimate outcome of the proceeding or what effect, if any, such outcome will have on its financial condition or results of operations.

ENVIRONMENTAL MATTERS - MANUFACTURED GAS PLANT SITES: The Company has identified twenty-six manufactured gas plant ("MGP") sites which were historically owned or operated by Brooklyn Union or Brooklyn Union of Long Island (or such companies' predecessors). Operations at these plants in the late 1800's and early 1900's may have resulted in the release of hazardous substances. These former sites, some of which are no longer owned by the Company, have been identified to both the New York State Department of Environmental Conservation ("DEC") for inclusion on appropriate waste site inventories and the PSC. The currently-known conditions of fourteen of these former MGP sites, their period and magnitude of operation, generally observed cleanup requirements and costs in the industry, current land use and ownership, and possible reuse have been considered in establishing contingency reserves that are discussed below.

In 1995, Brooklyn Union executed an Administrative Orders on Consent ("ACO") with the DEC which addressed the investigation and remediation of a site in Coney Island, Brooklyn. In 1998, Brooklyn Union executed an ACO for the investigation and remediation of the Clifton MGP site in Staten Island. At the initiative of the DEC, the City of New York and the Company are in negotiations on a cost sharing arrangement to conduct investigations in 2000 at the Citizen's MGP site in Brooklyn, which is now primarily owned by the City, but was formerly owned and operated by a Brooklyn Union predecessor. The DEC notified the Company in 1998 that the Sag Harbor and Rockaway Park MGP sites owned by Brooklyn Union of Long Island would require remediation under the State's Superfund program. Accordingly, the Sag Harbor and Rockaway Park sites; as well as the Bay Shore, Glen Cove, Halesite and Hempstead MGP sites; are the subject of two separate ACOs, which the Company executed with the DEC in March and September 1999, respectively. Field investigations and, in some cases, interim remedial measures, are underway or scheduled to occur at each of these sites under the supervision of the DEC and the New York State Department of Health.

The Company was also requested by the DEC to perform preliminary site assessments at the Patchogue, Babylon, Far Rockaway, Garden City and Hempstead (Clinton St.) MGP sites, each of which were formerly owned by LILCO, under a separate ACO entered into in September 1999. Initial studies based on existing, available documentation have been completed for each such site and the DEC has requested that the Company collect additional samples at each of the subject properties.

With the exception of the Coney Island site, which will be redeveloped for commercial or industrial use, the final end uses for the sites identified above and, therefore, acceptable remediation goals have not yet been determined. The Company is required to prepare a feasibility study for the remediation of each such site, based on cleanup levels derived from risk analyses associated with the proposed or anticipated future use of the properties. The schedule for completing this phase of the work under the ACOs for the identified sites discussed above extends through 2001.

Thus, thirteen sites identified above are currently the subject of ACOs with the DEC and one is subject to the negotiation of such an agreement. The Company's remaining MGP sites may not become subject to ACOs in the future, and accordingly no liability has been accrued for these sites. It is possible, based on future investigation, that the Company may be required to undertake investigation and potential remediation efforts at these, or other currently unknown former MGP sites. However, the Company is currently unable to determine whether or to what extent such additional costs may be incurred.

The Company believes that in the aggregate, the accrued liability for investigation and remediation of the MGP sites identified above are reasonable estimates of likely cost within a range of reasonable, foreseeable costs. Accordingly, the Company presently estimates the cost of its MGP- related environmental cleanup activities will be $123 million; which amount has been accrued by the Company as its current best estimate of its aggregate environmental liability for known sites. As previously indicated, the total MGP-related costs may be substantially higher, depending upon remediation experience, selected end use for each site, and actual environmental conditions encountered.

The NYPSC approved rate plans for Brooklyn Union and Brooklyn Union of Long Island provide for the recovery of such investigation and remediation costs. The Brooklyn Union rate plan provides, among other things, that if the total cost of investigation and remediation varies from that which is specifically estimated for a site under investigation and/or remediation, then Brooklyn Union will retain or absorb up to 10% of the variation. The Brooklyn Union of Long Island rate plan also provides for the recovery of investigation and remediation costs but with no consideration of the difference between estimated and actual costs. Under prior rate orders, Brooklyn Union has offset certain moneys due to ratepayers against its estimated environmental cleanup costs for MGP sites. At December 31, 1999, the Company has reflected a regulatory asset of $95.6 million. Expenditures incurred to date by the Company with respect to MGP-related activities total $15.9 million.

Periodic discussions by the Company with insurance carriers and third parties for reimbursement of some portion of MGP site investigation and remediation costs continue. In December 1996, LILCO filed a complaint in the United States District Court for the Southern District of New York against fourteen insurance companies that issued general comprehensive liability policies to LILCO. In January 1998, LILCO commenced a similar action against the same, and additional, insurance companies in New York State Supreme Court, and the federal court action subsequently was dismissed. The state court action is being conducted by the Company on behalf of Brooklyn Union of Long Island. The outcome of this proceeding cannot yet be determined. In addition, Brooklyn Union is in discussions with insurance carriers regarding the possible resolution of coverage claims related to its MGP site investigation and remediation activities without litigation. The Company is not able to predict the outcome of these discussions.

ENVIRONMENTAL MATTERS - OTHER: The Company will be responsible for environmental obligations relating to the Ravenswood Facility operations other than liabilities arising from pre-closing disposal of waste at off-site locations and any monetary fines arising from Con Edison's pre-closing conduct. Based on information currently available for environmental contingencies related to the Ravenswood Facility acquisition, the Company has accrued an additional $5 million as the minimum liability to be incurred.

The Company is awaiting final development of state and federal regulatory programs with respect to NOx reduction requirements for its existing power plants. The Company's compliance strategy may be composed of fuel choice decisions, acquisition of emission credits, and installation of emission control equipment. The extent of development of new generation in the region will also impact the Company's compliance strategy. Although the Company is evaluating its alternatives, final decisions cannot be made until pending regulatory requirements and new generation decisions are clarified. Expenditures to implement a final strategy are not expected to begin until 2001.

Additional capital expenditures associated with the renewal of the surface water discharge permits for the Company's power plants may be required by the DEC. Until the Company's monitoring obligations are completed and changes to the Environmental Protection Agency regulations under Section 316 of the Clean Water Act are promulgated, the need for and the cost of equipment upgrades cannot be determined.

NOTE 10.  HEDGING, DERIVATIVE FINANCIAL INSTRUMENTS, AND FAIR VALUES

NATURAL GAS AND OIL FUTURES, OPTIONS AND SWAPS: The Company's utility, marketing and gas exploration and production subsidiaries employ derivative financial instruments, such as natural gas and oil futures, options and swaps, for the purpose of hedging exposure to commodity price risk.

Utility tariffs applicable to certain large-volume customers permit gas to be sold at prices established monthly within a specified range expressed as a percentage of prevailing alternate fuel oil prices. The Company uses gas swap contracts, with offsetting positions in oil swap contracts of equivalent energy value, with third parties to fix profit margins on specified portions of the sales to its large- volume market. The "long" gas position follows, generally within a range of 80% to 120%, the cost of gas to serve this market while the offsetting oil swap position correspondingly replicates, within the same range, the selling price of gas. The Company also uses standard New York Mercantile Exchange ("NYMEX") gas futures to stabilize gas price volatility for its firm customers during the winter months as recommended by the NYPSC.

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

THEC utilizes collars to hedge future sales prices on a portion of its natural gas production to achieve a more predictable cash flow, as well as to reduce its exposure to adverse price fluctuations of natural gas. For any particular collar transaction, the counter party is required to make a payment to THEC if the settlement price for any settlement period is below the floor price for such transaction, and THEC is required to make payment to the counter party if the settlement price for any settlement period is above the ceiling price for such transaction. For any particular floor transaction, the counter party is required to make a payment to THEC if the settlement price for any settlement period is below the floor price for such transaction. THEC is not required to make any payment in connection with a floor transaction.

The following table sets forth selected financial data associated with the Company's derivative financial instruments that were outstanding at December 31, 1999.

--------------------------------------------------------------------------------------------------
   GAS: TYPE OF        FISCAL YEAR OF    FIXED PRICE PER         VOLUME               FAIR VALUE
    CONTRACTS            MATURITY              MCF                (MCF)                 ($000)
------------------     -------------     ----------------     -------------         --------------

Futures                    2000           $2.135-$2.584           5,430,000                   (488)

Collars                    2000
   Ceiling                                $2.697-$3.648          10,950,000                      -
   Floor                                  $2.200-$2.550          10,950,000                  1,292

Swaps                    2000/2001           $2.6448             10,767,500                 (2,013)




   OIL: TYPE OF        FISCAL YEAR OF    FIXED PRICE PER         VOLUME               FAIR VALUE
    CONTRACTS            MATURITY             GALLON            (GALLONS)               ($000)
------------------     -------------     ----------------     -------------         --------------
Swaps                    2000/2001           $0.5565             72,744,000                 (4,753)
------------------ --  ------------- --- ---------------- --  ------------- --- --- --------------

The fair values shown in the above table represent the amounts the Company would have received or paid if it had closed those derivative positions on December 31, 1999. If the Company had applied the requirements of SFAS No. 133 to the above derivative financial instruments at December 31, 1999, comprehensive income would have reflected a reduction of $6.0 million.

As of December 31, 1999, no futures contract extended beyond November 2000. Margin deposits with brokers at December 31, 1999 of $4.0 million were recorded in other in the current assets section of the Consolidated Balance Sheet. Deferred losses on closed positions were $5.4 million at December 31, 1999. Such deferrals are generally recorded in net income within one month.

The Company and its subsidiaries are exposed to credit risk in the event of nonperformance by counterparties to derivative contracts, as well as nonperformance by the counterparties of the transactions against which they are hedged. The Company believes that the credit risk related to the futures, options and swap contracts is no greater than that associated with the primary contracts which they hedge, as these contracts are with major investment grade financial institutions, and that elimination of the price risk lowers overall business risk.

INTEREST RATE SWAPS: In November 1999, the Company entered into an interest rate swap agreement in which $90 million of its Gas Facilities Revenue Bonds, 6.75% Series A and B, were effectively exchanged for floating rate debt at The Bond Market Association Swap Index. The interest rate swap agreement expires in twenty-five years, but can be terminated earlier based on certain market and contract conditions. For the term of the agreement, the Company will receive a fixed interest payment of 5.54%. The variable interest rate is reset on a weekly basis. For the period November 10, 1999 through December 31, 1999 the weighted average variable interest rate that the Company was obligated to pay was 3.89%. The gain on the interest rate swap, which was immaterial, reduced recorded interest expense. The fair value of the interest rate swap at December 31, 1999 was $4.2 million and represents the estimated amount that the Company would have to pay if the swap had been settled at the then current market rate.

In connection with the Company's anticipated purchase of Eastern Enterprises (See Note 11, "Acquisition of Eastern") and the anticipated issuance of long-term debt securities for the acquisition, the Company entered into forward interest rate lock agreements in January and February 2000 to hedge a portion of the risk that the cost of the future issuance of fixed-rate debt may be adversely affected by changes in interest rates. Under an interest rate lock agreement, the Company agrees to pay or receive an amount equal to the difference between the net present value of the cash flows for a notional principal amount of indebtedness based on the existing yield of a hedging instrument at the date of the agreement and at the date the agreement is settled. Gains and losses on interest rate lock agreements will be deferred and amortized over the life of the underlying debt to be issued. The notional amounts of the agreements are not exchanged. The Company has entered into interest rate lock agreements with more than one major financial institution in order to minimize counterparty credit risk. The details of the four interest rate lock agreements are set forth in the following table.


--------------------------------------------------------------------------------
                                           Notional Amount
     Trade Date        Hedge Instrument         ($000)            Lock Rate
--------------------  ------------------  ------------------  ------------------
Swap locks:

  January 14, 2000       10 Year Swap          150,000              7.49%

  January 25, 2000       10 Year Swap          100,000              7.50%

Treasury locks:

  February 7, 2000     30 Year Treasury        100,000              6.43%

  February 8, 2000     30 Year Treasury         50,000              6.32%
--------------------  ------------------  ------------------  ------------------


FAIR VALUE OF FINANCIAL INSTRUMENTS: The fair value of the Company's preferred stock at December 31, 1999 was $454.6 million and the carrying value was $447.3 million. At December 31, 1999 the Company has classified as a current liability on the Consolidated Balance Sheet $363 million of preferred stock which has a mandatory redemption requirement of June 1, 2000.

The Company's long-term debt consists primarily of publicly traded Gas Facilities Revenue Bonds, Authority Financing Notes and Debentures, the fair value of which is estimated on quoted market prices for the same or similar issues. The Authority Financing Notes and Debentures are included in the promissory notes to LIPA. As previously indicated, there is no maturing long-term debt within the next five years.

The fair values and carrying amounts of the Company's long-term debt at December 31, 1999 and December 31, 1998 were as follows:

FAIR VALUE                               (IN THOUSANDS OF DOLLARS)
---------------------------------------------------------------------
                           DECEMBER 31, 1999     December 31, 1998
-------------------------- ------------------ -- ------------------

Gas facilities revenue bonds$         632,409    $          687,863
Authority financing notes              66,005                24,880
Promissory notes                      569,233             1,097,226
--------------------------------------------------------------------
Total                       $       1,267,647    $        1,809,969
========================== ================== == ==================



CARRYING AMOUNT                         (IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------
                           DECEMBER 31, 1999     December 31, 1998
-------------------------- ------------------ -- ------------------

Gas facilities revenue bonds $          648,500    $          648,500
Authority financing notes                66,005                24,880
Promissory notes                        602,427             1,044,902
-----------------------------------------------------------------------
Total                        $        1,316,932    $        1,718,282
========================== ================== == ==================

At December 31, 1999, THEC's $100 million 8.625% Senior Subordinated Notes due 2008 had a fair market value of $96 million. All other THEC debt and other subsidiary debt is carried at an amount approximating fair value because interest rates are based on current market rates. All other financial instruments included in the Consolidated Balance Sheet are stated at amounts that approximate fair values.

NOTE 11.  ACQUISITION OF EASTERN ENTERPRISES

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

The transaction has a total value of approximately $2.5 billion ($1.7 billion in equity and $0.8 billion in assumed debt and preferred stock) and will be accounted for as a purchase. The increased size and scope of the combined organization should enable the Company to provide enhanced, cost-effective customer service and to capitalize on the above-average growth opportunities for natural gas in the Northeast and provide additional resources to the Company's unregulated businesses. The combined companies will serve 2.4 million customers.

It is anticipated that the combined company will have assets of $8.8 billion, $4.3 billion in revenues, and EBITDA of approximately $950 million. The Company expects pre-tax annual cost savings will be approximately $30 million. These cost savings result primarily from the elimination of duplicate corporate and administrative programs, greater efficiencies in operations and business processes, and increased purchasing efficiencies. The Company expects to achieve reductions due to the merger through a variety of programs which would include hiring freezes, attrition and separation programs. All union contracts will be honored. The Company expects to raise $1.7 billion of initial financing for the transaction in short-term markets, a significant portion of which the Company anticipates will be replaced with long-term financing as soon as practicable.

The merger is conditioned, among other things, upon the approval of Eastern shareholders, the Securities and Exchange Commission and the New Hampshire Public Utility Commission. The Company anticipates that the transaction will be consummated in the third or fourth quarter of 2000, but is unable to determine when or if all required approvals will be obtained.

In connection with the merger, Eastern has amended its merger agreement with EnergyNorth, Inc. ("EnergyNorth") to provide for an all cash acquisition of EnergyNorth shares at a price per share of $61.13. The restructured EnergyNorth merger is expected to close contemporaneously with the KeySpan/Eastern transaction.

Following the announcement that the Company has entered into an agreement to purchase Eastern Enterprises, Standard & Poor's Rating Services placed the Company's and certain of its subsidiaries', as well as Eastern's corporate credit, senior unsecured debt, and preferred stock on Credit Watch with negative implications. Similarly, Moody's Investors Service also placed the Company's and certain of its subsidiaries', as well as Eastern's corporate credit, senior unsecured debt, commercial paper and preferred stock on review for possible downgrade.

Eastern owns and operates Boston Gas Company, Colonial Gas Company, Essex Gas Company, Midland Enterprises Inc. ("Midland"), Transgas Inc. ("Transgas"), and ServicEdge Partners, Inc. ("ServicEdge"). Upon completion of the pending merger with EnergyNorth, Inc., Eastern will serve over 800,000 natural gas customers in Massachusetts and New Hampshire. Midland, headquartered in Cincinnati, Ohio, is the leading carrier of coal and a major carrier of other dry bulk cargoes on the nation's inland waterways. Transgas is the nation's largest over-the-road transporter of liquefied natural gas. ServicEdge is the largest unregulated provider of residential HVAC equipment installation and service to customers in Massachusetts.

NOTE 12. KEYSPAN GAS EAST CORPORATION SUMMARY FINANCIAL DATA

KeySpan Gas East Corporation d/b/a Brooklyn Union of Long Island, is a wholly owned subsidiary of KeySpan Corporation. Brooklyn Union of Long Island was formed on May 7, 1998 and on May 28, 1998 acquired substantially all of the assets related to the gas distribution business of LILCO immediately prior to the LIPA Transaction. Brooklyn Union of Long Island provides gas distribution services to customers in the Long Island counties of Nassau and Suffolk and the Rockaway peninsula of Queens county. Brooklyn Union of Long Island established a program for the issuance, from time to time, of up to $600 million aggregate principal amount of Medium-Term Notes, which will be fully and unconditionally guaranteed by the Company. On February 1, 2000,

Brooklyn Union of Long Island issued $400 million of 7.875% Medium Term Notes due 2010. The following represents summarized balance sheet data for Brooklyn Union of Long Island.

                                                      (IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------
                                     December 31, 1999   December 31, 1998
---------------------------------------------- --------------------------
Current assets                $        358,415    $               256,186

Noncurrent assets                    1,327,692                  1,330,661

Current liabilities                    548,331                    505,784

Noncurrent liabilities
   including long-term debt            484,702                    467,736

Net assets (1)                $        653,074    $               613,327
------------------------------- -------------- ---- ---------------------

      (1)Net Assets reflect total assets less current and noncurrent liabilities. Intercompany accounts receivable are included in current assets and long-term intercompany accounts payable are included in noncurrent liabilities.

Prior to the LIPA Transaction, certain of LILCO's income statement accounts were recorded in its books and records as directly related to its gas operations. These items included: revenues, purchased gas costs, certain operations and maintenance ("O&M") expenses, depreciation of gas utility plant, revenue taxes, certain other income and deductions, and federal income taxes.

Certain income and expense accounts common to both LILCO's gas and electric operations prior to the LIPA Transaction have been allocated/determined based on the following basis, which is consistent with the methodology utilized by the NYPSC to establish rates.

Common O&M expenses, operating taxes (excluding revenue taxes) and miscellaneous income and deductions were based upon methodologies employing: number of active meters; revenues; utility plant; and labor associated with gas operations, as a percentage of total operations.

Interest income, interest expense and preferred stock dividend requirements were allocated based upon gas utility plant as a percentage of total utility plant, (including certain electric related regulatory assets), adjusted for appropriate deferred federal income taxes.

Depreciation on common plant was based upon an annual study of the utilization of common facilities by the gas and electric operations of LILCO.

The Company believes that the basis of allocation described above is reasonable. Reported results of operations and the financial position of LILCO's gas operations may have been different if such operations were conducted as a separate subsidiary of LILCO, rather than as part of a combined integrated gas and electric company.

Certain common assets which were previously part of LILCO's operations prior to May 28, 1998 have been transferred to other subsidiaries of the Company (e.g. common plant, inventory, etc.). Income and expenses related to these assets prior to May 28, 1998 have been allocated in the accompanying financial statements. After May 28, 1998, Brooklyn Union of Long Island has been charged by affiliated companies for the use of these assets, resulting in an operating expense of $10.8 million for the twelve months ended December 31, 1999 and $7.2 million for the nine months ended December 31, 1998.

The following represents summarized income statement data for Brooklyn Union of Long Island.

                                                   (IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------
                                            Nine Months
                          Year Ended            Ended        Fiscal Year Ended
                         December 31,        December 31,        March 31,
                             1999              1998 (1)             1998
--------------------- ------------------  ------------------ ------------------
Revenues              $          637,088  $          356,634 $          645,659

Operating Income (2)  $          115,075  $           24,854 $          122,651

Net Income            $           41,517  $          (11,891)$           40,558
--------------------- ------------------  ------------------ ------------------

(1)For the period April 1, 1998 through May 28, 1998 (the period prior to the LIPA Transaction), certain income and expense items, common to both LILCO's gas and electric operations, were allocated to its gas and electric operations consistent with the methodology utilized by the NYPSC to establish rates.
(2)Operating income is defined as revenues less cost of gas and operating expenses. Operating expenses include the following expenses: operations and maintenance, depreciation and amortization and operating taxes. Further, for the nine months ended December 31, 1998 operating income includes a before-tax charge of $8.7 million reflecting Brooklyn Union of Long Island's portion of an early retirement program implemented by the Company.

NOTE 13.   SHAREHOLDER RIGHTS PLAN

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

NOTE 14. SALE OF LILCO ASSETS, ACQUISITION OF KEYSPAN ENERGY CORPORATION AND TRANSFER OF ASSETS AND LIABILITIES TO THE COMPANY

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

Moreover, all of LILCO's outstanding long-term debt as of May 28, 1998, except for its 1997 Series A Electric Facilities Revenue Bonds due December 1, 2027 which were assigned to the Company, was assumed by LIPA. In accordance with the LIPA Transaction, the Company issued promissory notes to LIPA amounting to $1.048 billion which represented an amount equivalent to the sum of (i) the principal amount of 7.30% Series Debentures due July 15, 1999 and 8.20% Series Debentures due March 15, 2023 outstanding as of May 28, 1998, and (ii) an allocation of certain of the Authority Financing Notes. The promissory notes contain identical terms to the debt referred to in items (i) and (ii) above. (See Note 7, "Long-Term Debt" for additional information.)

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

The purchase price of $1.223 billion for the acquisition of KSE has been allocated to assets acquired and liabilities assumed based upon their estimated fair values. The fair value of the utility assets acquired is represented by its book value which approximates the value recognized by the NYPSC in establishing rates for regulated utility services. The estimated fair value of KSE's non-utility assets approximated their carrying values. At May 28, 1998, the Company recorded goodwill in the amount of $170.9 million, representing primarily the excess of the acquisition cost over the fair value of the net assets acquired; the goodwill is being amortized over 40 years.

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


================================================================================
Proforma Results                             Nine Months        Fiscal Year
(In Thousands of Dollars Except                 Ended              Ended
Per Share Amounts):                      December 31, 1998   March 31, 1998
----------------------------------- ------------------- -----------------
Revenues                            $         1,907,129 $       4,554,093
Operating income                    $             4,416 $         914,272
Net income (loss)                   $         (212,424) $         436,794
Earnings (loss) per share           $            (1.38) $            2.78

NOTE 15. COSTS RELATED TO THE LIPA TRANSACTION AND SPECIAL CHARGES

Special charges for the nine months ended December 31, 1998 were $258.5 million after-tax. These charges reflect, in part, non-recurring charges associated with the LIPA Transaction of $107.9 million after-tax. Costs relating to the LIPA Transaction principally reflect taxes associated with the sale of assets (the "Transferred Assets") to the Company by LIPA; the write- off of certain regulatory assets that were no longer recoverable under various LIPA agreements; and other transaction costs incurred to consummate the LIPA Transaction. These charges were offset, in part, by tax benefits relating to the deferred federal income taxes necessary to account for the difference between the carryover basis of the Transferred Assets for financial reporting purposes and the new increased tax basis of the assets, and tax benefits recognized on the funding of postretirement benefits for employees of the Company.

Further, the Company incurred charges related to the KeySpan Acquisition of $83.5 million after-tax. These charges reflect a $42.0 million after-tax charge for an early retirement program initiated by the Company in December 1998 in which approximately 600 employees participated, and a $41.5 million after-tax charge for the write-off of a customer billing system that was in development. Also, in December 1998, the Company made a $20 million donation ($13 million after-tax) to establish the KeySpan Foundation, a not-for-profit philanthropic foundation that will make donations to local charitable community organizations.

Special charges also reflect an after-tax impairment charge of $54.1 million, which represents the Company's share of the impairment charge, recorded by the Company's gas and oil exploration and production subsidiary to reduce the value of its proved gas reserves in accordance with the asset ceiling test limitations of the Securities and Exchange Commission applicable to gas exploration and development operations accounted for under the full cost method.

NOTE 16. SUPPLEMENTAL GAS AND OIL DISCLOSURES (UNAUDITED)

This information includes amounts attributable to 100% of THEC and KeySpan Exploration and Production, LLC at December 31, 1999. Shareholders other than the Company had a minority interest of 36% in THEC at December 31, 1999 and 1998 and a 34% minority interest in 1997. Gas and oil operations, and reserves, were predominantly located in the United States in all years.

CAPITALIZED COSTS RELATING TO GAS AND OIL PRODUCING ACTIVITIES

At December 31,                                            1999              1998
-------------------------- ------------------------- ----------------- ----------------
                                                         (In Thousands of Dollars)

Unproved properties not being amortized              $         176,876 $        145,317

Properties being amortized - productive and nonproductive      979,615          828,168
---------------------------------------------------- ----------------- ----------------
Total capitalized costs                                      1,156,491          973,485

Accumulated depletion                                         (512,465)        (438,974)
---------------------------------------------------------------------------------------
   Net capitalized costs                             $         644,026 $        534,511
-------------------------- ------------------------- ----------------- ----------------

The following is a break-out of the costs which are excluded from the amortization calculation as of December 31, 1999, by year of acquisition: 1999 - $29.9 million, 1998 - $66.1 million, and prior years $68.3 million. The Company cannot accurately predict when these costs will be included in the amortization base, but it is expected that these costs will be evaluated within the next five years.

 COSTS INCURRED IN PROPERTY ACQUISITION, EXPLORATION AND DEVELOPMENT ACTIVITIES

Year Ended December 31,           1999             1998            1997
--------------------------- ---------------- ---------------- ---------------
                                        (In Thousands of Dollars)

Acquisition of properties-

   Unproved properties      $         13,107 $         33,803 $        16,613

   Proved properties                  42,573          162,083          24,007

Exploration                           39,649           55,611          44,119

Development                           87,965           51,046          59,244
--------------------------------------------------------------------------------
Total costs incurred        $        183,294 $        302,543 $       143,983
--------------------------- ---------------- ---------------- ---------------



RESULTS OF OPERATIONS FROM GAS AND OIL PRODUCING ACTIVITIES*
================================================================================
Year Ended December 31,                  1999          1998          1997
------------------------------------ ------------- ------------- -------------
                                             (In Thousands of Dollars)

Revenues                             $     150,581 $     127,124 $     116,349
------------------------------------ ------------- ------------- -------------
Production and lifting costs                23,851        21,166        18,379

Depletion                                   74,051       209,838        59,081
--------------------------------------------------------------------------------
Total expenses                              97,902       231,004        77,460
------------------------------------ ------------- ------------- -------------
Income before taxes                         52,679      (103,880)       38,889

Income Taxes                                17,477       (37,410)       12,397
------------------------------------ ------------- ------------- -------------
Results of operations                $      35,202 $     (66,470)$      26,492
-----------------------------        ------------- ------------- -------------
   *(excluding corporate overhead and interest costs)


The gas and oil reserves information is based on estimates of proved reserves attributable to the interest of THEC and KeySpan Exploration and Production, LLC as of December 31 for each of the years presented. These estimates principally were prepared by independent petroleum consultants. Proved reserves are estimated quantities of natural gas and crude oil which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.


RESERVE QUANTITY INFORMATION NATURAL GAS (MMCF)
================================================================================
At December 31,                   1999             1998            1997
------------------------------ ----------  --------------- ---------------
Proved reserves

   Beginning of year              470,447          330,601         320,474

   Revisions of previous           45,510           (4,656)        (18,743)

   Extensions and discoveries      70,741           67,272          75,651

   Production                     (69,679)         (61,479)        (50,310)

   Purchases of reserves in place  20,779          139,994           3,778

   Sales of reserves in place      (3,492)          (1,285)           (249)
--------------------------------------------------------------------------------
Proved reserves-
   End of year (a)                534,306          470,447         330,601
------------------------------------------------  --------------- --------------
Proved developed reserves-
   Beginning of year              369,931          256,632         236,544
--------------------------------------------------------------------------------
   End of year (b)                399,482          369,931         256,632
================================================================================

(a) Includes  minority interest of 189,427;  169,361;  and 112,404 in 1999, 1998 and 1997, respectively.

(b) Includes minority interest of 143,043; 133,175; and 87,255 in 1999, 1998 and 1997, respectively.





CRUDE OIL, CONDENSATE AND NATURAL GAS LIQUIDS (MBBLS)
================================================================================
At December 31,                         1999            1998             1997
--------------------------------  ---------------- ---------------  ------------
Proved reserves

   Beginning of year                      1,650           1,077            1,131

   Revisions of previous estimates          237            (105)            (62)

   Extensions and discoveries             1,574             249              184

   Production                              (258)           (225)           (171)

   Purchases of reserves in place             2             665                1

   Sales of reserves in place               (69)            (11)             (6)
--------------------------------------------------------------------------------
Proved reserves-
   End of year (a)                        3,136           1,650            1,077
--------------------------------  ------------- ---------------  ---------------
Proved developed reserves-
   Beginning of year                      1,498             914            1,013
--------------------------------------------------------------------------------
   End of year (b)                        2,059           1,498              914
--------------------------------------- ---------------  -----------------------
(a) Includes minority interest of 890; 594; and 366 in 1999, 1998 and 1997, respectively.

(b) Includes minority interest of 647; 539; and 311 in 1999, 1998 and 1997, respectively.

The standardized measure of discounted future net cash flows was prepared by applying year-end prices of gas and oil to the proved reserves, except for those reserves devoted to future production that is hedged. Such reserves are priced at their respective hedged amounts. The standardized measure does not purport, nor should it be interpreted, to present the fair value of gas and oil reserves of THEC or KeySpan Exploration and Production LLC. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED GAS AND OIL RESERVES

--------------------------------------------------------------------------------
At December 31,                                    1999             1998
-------------------------------------------  ----------------- ---------------
                                                 (In Thousands of Dollars)

Future cash flows                            $       1,146,966 $       878,448

Future costs -

   Production                                         (194,527)       (153,567)

   Development                                        (128,645)       (103,915)
-------------------------------------------  ----------------- ---------------
Future net inflows before income tax                   823,794         620,966

Future income taxes                                   (160,940)        (89,032)
-------------------------------------------  ----------------- ---------------
Future net cash flows                                  662,854         531,934

10% discount factor                                   (182,222)       (135,874)
--------------------------------------------------------------------------------
Standardized measure of discounted
  future net cash flows                      $         480,632 $       396,060
-------------------------------------------  ----------------- ---------------
(a) Includes minority interest of 168,921 and 142,582 in 1999 and 1998, respectively.




CHANGES IN STANDARDIZED  MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS FROM PROVED
RESERVE QUANTITIES
======================================================================================================
Year Ended December 31,                                        1999           1998           1997
--------------------------------------------------------- -------------- -------------- --------------
                                                                   (In Thousands of Dollars)
Standardized measure -
   beginning of year                                      $      396,060 $      315,380 $      452,582

Sales and transfers, net of production costs                    (126,730)      (105,958)       (97,968)

Net change in sales and transfer prices,
   net of production costs                                        47,330       (104,137)      (223,169)

Extensions and discoveries and improved
   recovery, net of related costs                                106,076         72,333        114,893

Changes in estimated future development costs                    (25,730)        (6,656)       (20,499)

Development costs incurred during the period
   that reduced future development costs                          40,563         15,891         16,154

Revisions of quantity estimates                                   51,375         (4,982)       (23,156)

Accretion of discount                                             41,293         37,706         57,700

Net change in income taxes                                       (47,097)        44,812         62,733

Net purchases of reserves in place                                19,018        155,259          1,855

Changes in production rates (timing) and other                   (21,526)       (23,588)       (25,745)
-------------------------------------------------------------------------------------------------------
Standardized measure -
   end of year                                            $      480,632 $      396,060 $      315,380
------------------------------------------                -------------- -------------- --------------


AVERAGE SALES PRICES AND PRODUCTION COSTS PER UNIT
--------------------------------------------------------------------------------
Year Ended December 31,                       1999          1998          1997
-------------------------------------  -------------- ------------- ------------
Average sales price*

   Natural gas ($/MCF)                           2.14          1.96         2.45

Oil, condensate and natural gas liquid ($/Bbl)  16.41         12.18        18.33

Production cost per equivalent MCF ($)           0.26          0.26         0.28
--------------------------------------------------------- ----------------------
*Represents the cash price received which excludes the effect of any hedging transactions.



ACREAGE
--------------------------------------------------------------------------------
At December 31, 1999                     Gross         Net
---------------------------------- ------------- ------------
Producing                             299,707      196,219
Undeveloped                           394,022      322,577
--------------------------------------------------------------------------------



NUMBER OF PRODUCING WELLS
--------------------------------------------------------------------------------
At December 31, 1999                  Gross         Net
------------------------------- ------------- ------------
Gas wells                               1,247      822.6
Oil wells                                   4        2.4
------------------------------- ------------- ------------



DRILLING ACTIVITY (NET)
---------------------------------------------------------------------------------------------------------------
Year Ended December 31,               1999                        1998                         1997
-------------------------- -------------------------- ---------------------------- ----------------------------

                            Producing   Dry    Total   Producing    Dry    Total    Producing    Dry    Total
                            ---------   ---    -----   ---------    ---    -----    ---------    ---    -----

Net developmental wells       29.7      3.1    32.8      19.2       4.6     23.8      29.3       8.5     37.8

Net exploratory wells          2.9      1.0     3.9       1.6       4.2     5.8        3.8       2.9     6.7
-------------------------------------------------------------------------------------------------------------



WELLS IN PROCESS
--------------------------------------------------------------------------------
At December 31, 1999                 Gross         Net
------------------------------- ------------- ------------
Exploratory                          2.0          0.8
Developmental                        1.0          1.0
------------------------------- ------------- ------------



SUMMARY OF QUARTERLY INFORMATION (UNAUDITED)

The  following  is a table of financial  data for each quarter of the  Company's year ended December 31, 1999.
                             (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------
                      Quarter Ended  Quarter Ended  Quarter Ended  Quarter Ended
                           3/31/99        6/30/99       9/30/99         12/31/99
--------------------------------------------------------------------------------
Operating revenues              961,108      543,526       538,469       911,510

Operating income                242,226       61,211        36,783       141,949

Net income                      143,221       22,989         9,016        83,385

Earnings for common stock       134,532       14,299           328        74,700

Basic and diluted earnings
        per common share   (A)     0.94         0.10          0.00          0.56

Dividends declared                0.445        0.445         0.445         0.445
--------------------------------------------------------------------------------

(A) QUARTERLY EARNINGS PER SHARE ARE BASED ON THE AVERAGE NUMBER OF SHARES OUTSTANDING DURING THE QUARTER. BECAUSE OF THE CHANGING NUMBER OF COMMON SHARES OUTSTANDING IN EACH QUARTER, THE SUM OF QUARTERLY EARNINGS PER SHARE DOES NOT EQUAL EARNINGS PER SHARE FOR THE YEAR.


The following is a table of financial data for each quarter of the Company's nine month period ended December 31, 1998.

                             (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------
                              Quarter Ended   Quarter Ended   Quarter Ended
                                  6/30/98      9/30/98          12/31/98
----------------------------------------------------------------------------
Operating revenues (a)               570,856      434,581       723,044

Operating income (loss)              124,735      (18,645)     (155,357)

Net income (loss)                     37,250      (17,656)     (186,527)(b)

Earnings (loss) for common stock      26,034      (26,350)     (195,221)

Basic and diluted earnings (loss)
     per common share   (c)            0.19        (0.17)        (1.34)

Dividends declared                    0.300(d)     0.445         0.445
----------------------------------------------------------------------------


(A) INCLUDES REVENUES FROM VARIOUS LIPA SERVICE AGREEMENTS FOR THE PERIOD MAY 29, 1998 THROUGH DECEMBER 31, 1998 AND ELECTRIC DISTRIBUTION REVENUES FOR THE PERIOD APRIL 1, 1998 THROUGH MAY 28, 1998.

(B) REFLECTS THE FOLLOWING AFTER-TAX CHARGES: LIPA TRANSACTION CHARGES OF $97.6 MILLION; KEYSPAN ACQUISITION CHARGES OF $83.5 MILLION; AN IMPAIRMENT CHARGE OF $54.1 MILLION TO WRITE-DOWN THE VALUE OF PROVED GAS RESERVES; AND A CHARGE OF $13.0 MILLION TO ESTABLISH THE KEYSPAN FOUNDATION. (SEE NOTE 15 TO THE CONSOLIDATED FINANCIAL STATEMENTS,"COSTS RELATED TO THE LIPA TRANSACTION AND SPECIAL CHARGES.")

(C) QUARTERLY EARNINGS PER SHARE ARE BASED ON THE AVERAGE NUMBER OF SHARES OUTSTANDING DURING THE QUARTER. BECAUSE OF THE CHANGING NUMBER OF COMMON SHARES OUTSTANDING IN EACH QUARTER, THE SUM OF QUARTERLY EARNINGS PER SHARE DOES NOT EQUAL EARNINGS PER SHARE FOR THE YEAR.

(D) PRORATED PORTION FOR APPROXIMATELY TWO MONTHS OF A DIVIDEND OF $1.78 PER SHARE ANNUALLY.

REPORT OF ARTHUR ANDERSEN LLP, INDEPENDENT PUBLIC ACCOUNTANTS

To  the Shareholders and Board of Directors of KeySpan Corporation d/b/a KeySpan
    Energy:

We have audited the accompanying Consolidated Balance Sheet and Consolidated Statement of Capitalization of KeySpan Corporation (a New York corporation) and subsidiaries as of December 31, 1999 and December 31, 1998 and the related Consolidated Statements of Income, Retained Earnings and Cash Flows for the year ended December 31, 1999 and the nine months ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and capitalization of KeySpan Corporation and subsidiaries as of December 31, 1999 and December 31, 1998 and the results of their operations and their cash flows for the year ended December 31, 1999 and the nine months ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 14 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

January 27, 2000
New York, New York

REPORT OF ERNST & YOUNG LLP, INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Long Island Lighting Company:

We have audited the accompanying Statement of Income, Retained Earnings and Cash Flows of Long Island Lighting Company for the twelve months ended March 31, 1998. Our audit also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, results of operations and cash flows of Long Island Lighting Company for the twelve months ended March 31, 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
During the twelve months ended March 31, 1998 the Company changed its method of accounting for revenues provided for under the Rate Moderation Component.



ERNST & YOUNG LLP




May 22, 1998
Melville, New York


                 SCHEDULED OF VALUATION AND QUALIFYING ACCOUNTS


                                                                          (In Thousands of Dollars)
----------------------------------------------------------------------------------------------------
              Column A                Column B            Column C            Column D    Column E
----------------------------------------------------------------------------------------------------
                                                         Additions
----------------------------------------------------------------------------------------------------
                                                              Adjustment for
                                                               the KeySpan
                                                                                           Balance
                                     Balance at  Charged to    Acquisition                    at
                                      Beginning   Costs and      and LIPA     Deduction     End of
            Depreciation              of Period   Expenses     Transaction       (1)        Period
------------------------------------ ----------- -----------  -------------- ------------ ----------
Twelve months ended December 31, 1999
Deducted from asset accounts:
Allowance for doubtful accounts        $20,026     $15,793         --          $15,525     $20,294
Nine months ended December 31, 1998
Deducted from asset accounts:
Allowance for doubtful accounts        $23,483     $11,064        $3,777       $18,298     $20,026
Twelve months ended March 31, 1998
Deducted from asset accounts:          $23,675     $23,239         --          $23,431     $23,483
Allowance for doubtful accounts
------------------------------------ ----------- -----------  -------------- ------------ ----------

(1) UNCOLLECTIBLE ACCOUNTS WRITTEN OFF, NET OF RECOVERIES.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A definitive proxy statement is expected to be filed with the SEC on or about March 27, 2000 (the "Proxy Statement"). The information required by this item is set forth under the caption "Executive Officers of the Company" in Part I hereof and under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement, which information is incorporated herein by reference thereto.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1.       FINANCIAL STATEMENTS

The  following   consolidated  financial  statements  of  the  Company  and  its subsidiaries  and report of  independent  accountants  are filed as part of this
Report:

           Report of Independent Public Accountants
           Consolidated Statement of Income for the year ended December 31, 1999, the nine months ended December 31, 1998, and the fiscal year ended March 31, 1998.
           Consolidated  Statement  of  Retained  Earnings  for the  year  ended
                December 31, 1999, the nine months ended December 31, 1998, and the fiscal year ended March 31, 1998.
           Consolidated Balance Sheet at December 31, 1999 and December 31, 1998. Consolidated Statement of Capitalization at December 31, 1998 and December 31,
                1998.
           Consolidated  Statement of Cash Flows for the year ended December 31,
                1999, the nine months ended December 31, 1998, and the fiscal year ended March 31, 1998.
           Notes to Consolidated Financial Statements

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1.    FINANCIAL STATEMENTS

The  following   consolidated  financial  statements  of  the  Company  and  its subsidiaries  and report of  independent  accountants  are filed as part of this
Report:

         Report of Independent Public Accountants
         Consolidated Statement of Income for the year ended December 31, 1999, the nine months ended December 31, 1998, and the fiscal year ended March 31, 1998.
         Consolidated Statement of Retained Earnings for the year ended December
             31, 1999, the nine months ended December 31, 1998, and the fiscal year ended March 31, 1998.
         Consolidated Balance Sheet at December 31, 1999 and December 31, 1998. Consolidated Statement of Capitalization at December 31, 1998 and December 31,
             1998.
         Consolidated  Statement  of Cash Flows for the year ended  December 31,
             1999, the nine months ended December 31, 1998, and the fiscal year ended March 31, 1998.
         Notes to Consolidated Financial Statements

2.       Financial Statements Schedules

Consolidated Schedule of Valuation and Qualifying Accounts for the year ended December 31, 1999, the nine months ended December 31, 1998, and the fiscal year ended March 31, 1998.

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

     10.21 Agreement and Plan of Merger dated November 4, 1999, between the Company, Eastern Enterprises and ACJ Acquisition LLC (filed as
            Exhibit 2 to the Company's Form 8-K on November 5, 1999)

     10.22Amendment  No. 1 to Agreement  and Plan of Merger,  dated  January 26,
          2000, between the Company, Eastern Enterprises and ACJ Acquisition LLC

      3.1 Certificate of Incorporation of the Company effective April 16, 1998, Amendment to Certificate of Incorporation of the Company effective May 26,1998, Amendment to Certificate of Incorporation of the Company effective June 1, 1998, Amendment to the Certificate of Incorporation of the Company effective April 7, 1999 and Amendment to the Certificate of Incorporation of the Company effective May 20, 1999 (filed as Exhibit 3.1 to the Company's Form 10-Q for the quarterly period ended June 30, 1999)

     3.2 ByLaws of the Company In Effect on September 10, 1998, as amended (filed as Exhibit 3.1 to the Company's Form 8-K/A, Amendment No. 2, on September 29, 1998)

     4.1 Participation Agreements dated as of February 1, 1989, between NYSERDA and The Brooklyn Union Gas Company relating to the Adjustable Rate Gas Facilities Revenue Bonds ("GFRBs") Series 1989A and Series 1989B (filed as Exhibit 4 to The Brooklyn Union Gas Company Form 10-K for the year ended September 30, 1989)

            Indenture of Trust, dated February 1, 1989, between NYSERDA and Manufacturers Hanover Trust Company, as Trustee, relating to the Adjustable Rate GFRBs Series 1989A and 1989B (filed as Exhibit 4 to the Brooklyn Union Gas Company Form 10-K for the year ended September 30, 1989)

     4.2 Participation Agreement, dated as of July 1, 1991, between NYSERDA and The Brooklyn Union Gas Company relating to the GFRBs Series 1991A and 1991B (filed as Exhibit 4 to The Brooklyn Union Gas Company Form 10-K for the year ended September 30, 1991)

            Indenture of Trust, dated as of July 1, 1991, between NYSERDA and Manufacturers Hanover Trust Company, as Trustee, relating to the GFRBs Series 1991A and 1991B (filed as Exhibit 4 to The Brooklyn Union Gas Company Form 10-K for the year ended September 30, 1991)

     4.3 First Supplemental Participation Agreement dated as of May 1, 1992 to Participation Agreement dated February 1, 1989 between NYSERDA and The Brooklyn Union Gas Company relating to Adjustable Rate GFRBs, Series 1989A & B (filed as Exhibit 4 to The Brooklyn Union Gas Company Form 10-K for the year ended September 30, 1992)

            First Supplemental Trust Indenture dated as of May 1, 1992 to Trust Indenture dated February 1, 1989 between NYSERDA and Manufacturers Hanover Trust Company, as Trustee, relating to Adjustable Rate GFRBs, Series 1989A & B (filed as Exhibit 4 to The Brooklyn Union Gas Company Form 10-K for the year ended September 30, 1992)

     4.4 Participation Agreement, dated as of July 1, 1992, between NYSERDA and The Brooklyn Union Gas Company relating to the GFRBs Series 1993A and 1993B (filed as Exhibit 4 to The Brooklyn Union Gas Company Form 10-K for the year ended September 30, 1992)

            Indenture of Trust, dated as of July 1, 1992, between NYSERDA and Chemical Bank, as Trustee, relating to the GFRBs Series 1993A and 1993B (filed as Exhibit 4 to The Brooklyn Union Gas Company Form 10-K for the year ended September 30, 1992)

     4.5 First Supplemental Participation Agreement dated as of July 1, 1993 to Participation Agreement dated as of June 1, 1990, between NYSERDA and The Brooklyn Union Gas Company relating to GFRBs Series C (filed as Exhibit 4 to The Brooklyn Union Gas Company Form 10-K for the year ended September 30, 1993)

            First Supplemental Trust Indenture dated as of July 1, 1993 to Trust Indenture dated as of June 1, 1990 between NYSERDA and Chemical Bank, as Trustee, relating to GFRBs Series C (filed as Exhibit 4 to The Brooklyn Union Gas Company Form 10-K for the year ended September 30, 1993)

     4.6 Participation Agreement, dated July 15, 1993, between NYSERDA and Chemical Bank as Trustee, relating to the GFRBs Series D-1 1993 and Series D-2 1993 (filed as Exhibit 4 to The Brooklyn Union Gas Company Form S-8 Registration Statement No. 33-66182)

            Indenture of Trust, dated July 15, 1993, between NYSERDA and Chemical Bank as Trustee, relating to the GFRBs Series D-1 1993 and D-2 1993 (filed as Exhibit 4 to The Brooklyn Union Gas Company Form S-8 Registration Statement No. 33- 66182)

     4.7 Participation Agreement, dated January 1, 1996, between NYSERDA and The Brooklyn Union Gas Company relating to GFRBs Series 1996 (filed as
          Exhibit 4 to The Brooklyn Union Gas Company Form 10-K for the year ended September 30, 1996)

            Indenture of Trust, dated January 1, 1996, between NYSERDA and Chemical Bank, as Trustee, relating to GFRBs Series 1996 (filed as
            Exhibit 4 to The Brooklyn Union Gas Company Form 10-K for the year ended September 30, 1996)

     4.8 Participation Agreement, dated as of January 1, 1997, between NYSERDA and The Brooklyn Union Gas Company relating to GFRBs 1997 Series A (filed as Exhibit 4 to KeySpan Energy Corporation Form 10-K for the year ended September 30, 1997)

            Indenture of Trust, dated January 1, 1997, between NYSERDA and Chase Manhattan Bank, as Trustee, relating to GFRBs 1997 Series A (filed as Exhibit 4 to KeySpan Energy Corporation Form 10-K for the year ended September 30, 1997)

     4.9 Indenture of Trust dated as of December 1, 1997 by and between New York State Energy Research and Development Authority (NYSERDA) and The Chase Manhattan Bank, as Trustee, relating to the 1997 Electric Facilities Revenue Bonds (EFRBs), Series A (filed as Exhibit 10(a) to the Company's Form 10-Q for the quarterly period ended September 30, 1998)

            Participation Agreement dated as of December 1, 1997 by and between NYSERDA and Long Island Lighting Company relating to the 1997 EFRBs, Series A (filed as Exhibit 10(a) to the Company's Form 10-Q for the quarterly period ended September 30, 1998)

   *4.10 Participation Agreement, dated as of October 1, 1999, by and between NYSERDA and KeySpan Generation LLC relating to the 1999 Pollution Control Refunding Revenue Bonds, Series A

            Trust Indenture, dated as of October 1, 1999, by and between New York State Energy Research and Development Authority (NYSERDA) and The Chase Manhattan Bank, as Trustee, relating to the 1999 Pollution Control Refunding Revenue Bonds, Series A

   *4.11 First Supplemental Trust Indenture, dated as of January 1, 2000, by and between New York State Energy Research and Development Authority (NYSERDA) and The Chase Manhattan Bank, as Trustee, relating to the GFRBs 1997 Series A

     *4.12Credit Agreement, dated as of November 8, 1999, among the Company, as Borrower, the Several Lenders, Citibank, N.A., as Syndication Agent, European American Bank, as Documentation Agent and The Chase Manhattan Bank, as administrative Agent, for a $700,000,000 revolving credit loan

   *4.13 Indenture, dated December 1, 1999, between the Company and KeySpan Gas East Corporation, the Registrants, and the Chase Manhattan Bank, as Trustee, with the respect to the issuance of Medium-Term Notes, Series A, (filed as Exhibit 4-a to Amendment No. 1 to Form S-3 Registration Statement No. 333-92003)

   4.14 Form of Medium-Term Note issued in connection with the issuance of 7 7/8% notes (filed as Exhibit 4, to the Company's Form 8-K on February 1, 2000)


     10.1 Agreement of Lease between Forest City Jay Street Associates and The Brooklyn Union Gas Company dated September 15, 1988 (filed as an exhibit to The

     Brooklyn Union Gas Company Form 10-K for the year ended September 30, 1996)

   10.2 Stipulation of Settlement of federal Racketeer Influenced and Corrupt Organizations Act Class Action and False Claims Action dated as of February 27, 1989 among the attorneys for Long Island Lighting Company, the ratepayer class, the United States of America and the individual defendants named therein (filed as an exhibit to Long Island Lighting Company's Form 10-K for the year ended December 31,
            1988)

     10.3 Agreement and Plan of Merger dated as of June 26, 1997 by and among BL Holding Corp., Long Island Lighting Company, Long Island Power Authority and LIPA Acquisition Corp. (filed as Annex D to Registration Statement on Form S-4, No. 333-30353 on June 30, 1997)

     10.4 Management Services Agreement between Long Island Power Authority and Long Island Lighting Company dated as of June 26, 1997 (filed as Annex D to Registration Statement on Form S-4, No. 333-30353, on June 30,
          1997)

     10.5 Power Supply Agreement between Long Island Lighting Company and Long Island Power Authority dated as of June 26, 1997 (filed as Annex D to Registration Statement on Form S-4, No. 333-30353, on June 30, 1997)

     10.6 Energy Management Agreement between Long Island Lighting Company and Long Island Power Authority dated as of June 26, 1997 (filed as Annex D to Registration Statement on Form S-4, No. 333-30353, on June 30,
          1997)

   10.7 Amended and Restated Agreement and Plan of Exchange and Merger dated June 26, 1997 between The Brooklyn Union Gas Company and Long Island Lighting Company dated as of June 26, 1997 (filed as Annex A to Registration Statement on Form S-4, No. 333-30353, on June 30, 1997)

   10.8 Amendment, Assignment and Assumption Agreement dated as of September 29, 1997 by and among The Brooklyn Union Gas Company, Long Island Lighting Company and KeySpan Energy Corporation (filed as Exhibit
            2.5 to Schedule 13D by Long Island  Lighting  Company on October 24,
            1997)

     *10.9Employment Agreement effective as of September 1, 1999 between the Company and Craig G. Matthews

     *10.10  Employment  Agreement  effective  as of July 29,  1999  between the
          Company and Gerald Luterman

   10.11    Indenture,   dated  as  of  March  2,  1998,   between  The  Houston
            Exploration Company and The Bank of New York, as Trustee, with respect to the 8 5/8%

     Senior Subordinated Notes Due 2008 (including form of 8 5/8% Senior Subordinated Note Due 2008) (filed as Exhibit 4.1 to The Houston Exploration Company's Registration Statement on Form S-4 (No. 333-50235))

     10.12 Subordinated Loan Agreement dated November 30, 1998 between The Houston Exploration Company and MarketSpan Corporation d/b/a KeySpan Energy Corporation (filed as Exhibit 10.30 to The Houston Exploration Company's Annual Report on Form 10-K for the year ended December 31, 1998).

   10.13 Subordination Agreement dated November 25, 1998 entered into and among MarketSpan Corporation d/b/a KeySpan Energy Corporation, The Houston Exploration Company and Chase Bank of Texas, National Association (filed as Exhibit 10.31 to The Houston Exploration Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 001-11899)).

     *10.14 First Amendment to Subordinated Loan Agreement and Promissory Note between KeySpan Corporation and The Houston Exploration Company dated effective as of October 27, 1999.

     10.15Exploration  Agreement  between  The Houston  Exploration  Company and
          KeySpan Exploration and Production, L.L.C., dated March 15,1999, (filed as Exhibit 10.1 to The Houston Exploration Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 001-11899)).

     *10.16 First  Amendment to the  Exploration  Agreement  between The Houston
          Exploration Company and KeySpan Exploration and Production, L.L.C. dated November 3, 1999.

     10.17 Amended and Restated Credit Agreement among The Houston Exploration Company and Chase Bank of Texas, National Association, as agent, dated March 30,1999, (filed as Exhibit 10.2 to The Houston Exploration Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 001-11899)).

     10.18 First Amendment and Supplement to Amended and Restated Credit Agreement dated May 4, 1999 by and among The Houston Exploration Company and Chase Bank of Texas, National Association, as agent,
            (filed as Exhibit 10.1 to The Houston Exploration Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 001-11899)).

     10.19 Second Amendment to Amended and Restated Credit Agreement between The Houston Exploration Company and Chase Bank of Texas, National Association, as agent, dated October 6, 1999, (filed as Exhibit
            10.32 to The Houston Exploration Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 001-11899)).

     *10.20 Third  Amendment  and  Supplement  to Amended  and  Restated  Credit
            Agreement between The Houston Exploration Company and Chase Bank of Texas, National Association, as agent, dated December 9, 1999.

     10.21 Directors' Deferred Compensation Plan of the Company effective July 1, 1998 (filed as Exhibit 10.16 to the Company's Form 10-K for the year ended December 31, 1998)

            10.22 Corporate Annual Incentive  Compensation  Plan effective as of
                  September 10, 1998 (filed as Exhibit 10.18 to the Company's Form 10-K for the year ended December 31, 1998)

     10.23 Senior Executive Change of Control Severance Plan effective as of October 30, 1998 (filed as Exhibit 10.20 to the Company's Form 10-K for the year ended December 31, 1998)

     10.24 Generating Plant and Gas Turbine Asset Purchase and Sale Agreement for Ravenswood for Ravenswood Generating Plants and Gas Turbines dated January 28, 1999, between the Company and Consolidated Edison Company of New York, Inc. (filed as Exhibit 10(a) to the Company's Form 10-Q for the quarterly period ended March 31, 1999)

     10.25 Rights Agreement dated March 30, 1999, between the Company and the Rights Agent (filed as Exhibit 4 to the Company's Form 8-K, on March 30, 1999

     10.26 Lease Agreement dated June 9, 1999, between KeySpan-Ravenswood, Inc. and LIC Funding, Limited Partnership (filed as Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended June 30, 1999)

     10.27 Guaranty dated June 9, 1999, from the Company in favor of LIC Funding, Limited Partnership (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended June 30, 1999)

         * 21 Subsidiaries of the Registrant

         23.1  Consent of Arthur Andersen LLP, Independent Auditors

         23.2  Consent of Ernst and Young LLP, Independent Auditors

          24.1 Powers of Attorney executed by Directors and Officers of the Company

          24.2 Certified copy of Resolution of Board of Directors authorizing signature pursuant to power of attorney

     27 Financial Data Schedule on Schedule U-T for the fiscal year ended December 31, 1999

* Filed herewith



4.   Reports on Form 8-K

In its Report on Form 8-K dated November 5, 1999, the Company reported that it has entered into a definitive agreement with Eastern, pursuant to which KeySpan will acquire all of the outstanding common stock of Eastern.

In its Report on Form 8-K dated September 16, 1999, the Company reported:

      (1)that it intends to begin a process to review strategic alternatives for the Houston Exploration Company, in which the Company has a 64% share ownership.

      (2)that it currently believes that its earnings for the year ending December 31, 1999, will exceed most securities analysts' estimates.

In its Report on Form 8-K dated December 2, 1999 the Company reported its consolidated financial statements for each of the nine months ended December 31, 1998, the twelve months ended March 31, 1998, the three months ended March 31, 1997 and the twelve months ended December 31, 1996 with a new note, containing summarized financial information for KeySpan Gas East Corporation, had been added.

                                  SIGNATURES
         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       KEYSPAN CORPORATION
                                       d/b/a KeySpan Energy



March 9, 2000                          By: /s/Gerald Luterman
                                           Gerald Luterman
                                           Senior Vice President and
                                           Chief Financial Officer


March 9, 2000                          By: /s/Ronald S. Jendras
                                           --------------------
                                           Ronald S. Jendras
                                           Vice President, Controller and
                                           Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 9, 2000.


               *               Chairman of the Board and Chief Executive Officer
   ________________________     (Principal executive officer)
       Robert B. Catell

                               Senior Vice-President and Chief Financial Officer
                                (Principal financial officer)
      /s/Gerald Luterman
       Gerald Luterman


                         Vice President, Controller and Chief Accounting Officer
     /s/Ronald S. Jendras       (Principal accounting officer)
    ----------------------
      Ronald S. Jendras

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

               *                Director
   ------------------------
       Basil A. Paterson

               *                Director
   ------------------------
       James Q. Riordan

               *                Director
   ------------------------
      Frederic V. Salerno

               *                Director
   ------------------------
         Vincent Tese


    By: /s/Gerald Luterman

       ATTORNEY-IN-FACT

* Such signature has been affixed pursuant to a Power of Attorney filed as an exhibit hereto and incorporated herein by reference thereto.