Form 10-Q
period 2000-03-31
KEYSPAN CORP
filed 2000-05-12
CIK 1062379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    Form 10-Q
(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000
              -------------------------------------------------
                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
EXCHANGE ACT OF 1934

For the transition period from                      to
                               -----------------          --------------------

                         Commission file number 1-14161
                                                -------

                               KEYSPAN CORPORATION
                              --------------------
             (Exact name of Registrant as specified in its charter)

                New York                                    11-3431358
-------------------------------------        -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                 One MetroTech Center, Brooklyn, New York 11201
              175 East Old Country Road, Hicksville, New York 11801
           ------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                            (718) 403-1000 (Brooklyn)
                           (631) 755-6650 (Hicksville)
                          ----------------------------
              (Registrant's telephone number, including area code)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class of Common Stock                             Outstanding at May 3, 2000
---------------------------                         ---------------------------
       $.01 par value                                       133,876,426

                      KEYSPAN CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----

                           Part I.   FINANCIAL INFORMATION              Page No.
                                                                        --------

Item 1. Financial Statements

         Consolidated Balance Sheet -
         March 31, 2000 and December 31, 1999                               3

         Consolidated Statement of Income -
         Three Months Ended March 31, 2000 and 1999                         5

         Consolidated Statement of Cash Flows -
         Three Months Ended March 31, 2000 and 1999                         6

         Notes to Consolidated Financial Statements                         7

Item 2. Management's Discussion and Analysis Of Financial
         Condition and Results of Operations                               15

Item 3. Quantitative and Qualitative Disclosures
         About Market Risk                                                 29


                           Part II.   OTHER INFORMATION

Item 1 - Legal Proceedings                                                 29

Item 6 - Exhibits and Reports on Form 8-K                                  30


Signatures                                                                 32

                           CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS OF DOLLARS)

                                                                       MARCH 31, 2000           December 31, 1999
                                                                          (Unaudited)                (Audited)
---------------------------------------------------------------      ------------------------   -----------------
ASSETS
CURRENT ASSETS
   Cash and temporary cash investments                       $             219,338    $          128,602
   Customer accounts receivable                                            708,183               425,643
   Other accounts receivable                                               263,237               235,156
   Allowance for uncollectible accounts                                    (30,893)              (20,294)
   Special deposits                                                         48,802                60,863
   Gas in storage, at average cost                                          36,397               144,256
   Materials and supplies, at average cost                                  92,367                84,813
   Other                                                                    73,888                98,914
                                                                   ---------------       ---------------
                                                                         1,411,319             1,157,953
                                                                  ----------------      ----------------


EQUITY INVESTMENTS AND OTHER                                               444,542               391,731
                                                                  ----------------      ----------------

PROPERTY
   Electric                                                              1,355,217             1,346,851
   Gas                                                                   3,473,376             3,449,384
   Other                                                                   389,685               375,657
   Accumulated depreciation                                             (1,624,278)           (1,589,287)
   Gas exploration and production, at cost                               1,231,840             1,177,916
   Accumulated depletion                                                  (541,517)             (520,509)
                                                                  ----------------      ----------------
                                                                         4,284,323             4,240,012
                                                                  ----------------      ----------------

DEFERRED CHARGES
   Regulatory assets                                                       322,690               319,167
   Goodwill, net of amortizations                                          332,043               255,778
   Other                                                                   371,268               366,050
                                                                  ----------------      ----------------
                                                                         1,026,001               940,995
                                                                  ----------------      ----------------

                                                                  ----------------      ----------------
TOTAL ASSETS                                                 $           7,166,185    $        6,730,691
                                                                  ================      ================






See accompanying Notes to the Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS OF DOLLARS)


                                                                       MARCH 31, 2000              December 31, 1999
                                                                      (Unaudited)                    (Audited)
---------------------------------------------------------------------------------------------------------------------
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
   Current redemption of preferred stock                     $               363,000 $              363,000
   Accounts payable and accrued expenses                                     614,552                645,347
   Notes payable                                                                   -                208,300
   Dividends payable                                                          61,321                 61,306
   Taxes accrued                                                             154,878                 50,437
   Customer deposits                                                          30,463                 31,769
   Interest accrued                                                           32,703                 28,093
                                                                   -----------------      -----------------
                                                                           1,256,917              1,388,252
                                                                   -----------------      -----------------

DEFERRED CREDITS AND OTHER LIABILITIES
   Regulatory liabilities                                                     37,649                 26,618
   Deferred income tax                                                       187,512                186,230
   Postretirement benefits and other reserves                                500,406                501,603
   Other                                                                      81,702                 66,200
                                                                   -----------------      -----------------
                                                                             807,269                780,651
                                                                   -----------------      -----------------

CAPITALIZATION
   Common stock, $.01 par value, authorized
   450,000,000 shares; outstanding 133,876,426 and
   133,866,077 shares stated at                                            2,973,388              2,973,388
   Retained earnings                                                         558,055                456,882
   Accumulated foreign currency adjustment                                     7,366                  7,714
   Treasury stock purchased                                                 (722,660)              (722,959)
                                                                   -----------------      -----------------
      Total common shareholders' equity                                    2,816,149              2,715,025
   Preferred stock                                                            84,339                 84,339
   Long-term debt                                                          2,109,120              1,682,702
                                                                   -----------------      -----------------
TOTAL CAPITALIZATION                                                       5,009,608              4,482,066
                                                                   -----------------      -----------------

MINORITY INTEREST IN SUBSIDIARY COMPANIES                                     92,391                 79,722
                                                                   -----------------       ----------------
TOTAL LIABILITIES AND CAPITALIZATION                         $             7,166,185 $            6,730,691
                                                                   =================      =================




See accompanying Notes to the Consolidated Financial Statements.

                                       CONSOLIDATED STATEMENT OF INCOME
                                                  (Unaudited)
                             (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                    THREE MONTHS           Three Months
                                                                       ENDED                   Ended
                                                                   MARCH 31, 2000          March 31, 1999
-------------------------------------------------------------- ----------------------  ---------------------

REVENUES
Gas Distribution                                                $        804,703     $          718,298
Electric Services                                                        334,404                174,858
Gas Exploration and Production                                            49,376                 26,520
Energy Related Services and Other                                        128,130                 41,432
                                                                    ------------       ----------------
Total Revenues                                                         1,316,613                961,108
                                                                    ------------       ----------------
OPERATING EXPENSES
Purchased gas                                                            412,005                324,269
Purchased fuel                                                            68,493                      -
Operations and maintenance                                               354,605                232,535
Depreciation, depletion and amortization                                  69,581                 58,185
Operating taxes                                                          115,423                103,893
                                                                    ------------       ----------------
Total Operating Expenses                                               1,020,107                718,882
                                                                    ------------       ----------------

OPERATING INCOME                                                         296,506                242,226
                                                                    ------------       ----------------

OTHER INCOME AND (DEDUCTIONS)
Income from equity investments                                             7,245                  2,972
Interest income                                                            2,591                 11,043
Minority interest                                                         (3,029)                  (304)
Other                                                                      5,128                  3,249
                                                                    ------------       ----------------
Total Other Income                                                        11,935                 16,960
                                                                    ------------       ----------------
INCOME BEFORE INTEREST CHARGES
  AND INCOME TAXES                                                       308,441                259,186
                                                                    ------------       ----------------
INTEREST CHARGES                                                          44,125                 35,886
                                                                    ------------       ----------------
INCOME TAXES
   Current                                                                95,633                 46,646
   Deferred                                                               (3,561)                33,433
                                                                    ------------       ----------------
Total Income Taxes                                                        92,072                 80,079
                                                                    ------------       ----------------
NET INCOME                                                               172,244                143,221
Preferred stock dividend requirements                                      8,691                  8,689
                                                                    ------------       ----------------
EARNINGS FOR COMMON STOCK                                       $        163,553     $          134,532
Foreign currency adjustment                                                 (348)                 3,310
                                                                    ------------       ----------------
COMPREHENSIVE INCOME                                            $        163,205     $          137,842
                                                                    ============       ================
AVERAGE COMMON SHARES OUTSTANDING (000)                                  133,873                142,981
BASIC AND DILUTED EARNINGS PER COMMON SHARE                     $           1.22     $             0.94
                                                                    ============       ================


See accompanying Notes to the Consolidated Financial Statements.

                                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (Unaudited)
                                             (IN THOUSANDS OF DOLLARS)

                                                                                    THREE MONTHS        Three Months
                                                                                       ENDED                Ended
                                                                                   MARCH 31, 2000       March 31, 1999
------------------------------------------------------------------------------- -------------------- -------------------
OPERATING ACTIVITIES
Net Income                                                                      $     172,244    $        143,221
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
      PROVIDED BY (USED IN) OPERATING ACTIVITIES
   Depreciation, depletion and amortization                                            69,581              58,185
   Deferred income tax                                                                 (3,561)             33,433
   Income from equity investments                                                      (7,245)             (2,972)
   Dividends from equity investments                                                    1,863               4,296
CHANGES IN ASSETS AND LIABILITIES
   Accounts receivable                                                               (215,498)            (67,635)
   Materials and supplies, fuel oil and gas in storage                                101,262             102,612
   Accounts payable and accrued expenses                                               42,769             (85,303)
   Interest accrued                                                                     4,606              (2,230)
   Special deposits                                                                    12,061              24,858
   Prepayments and other                                                               12,182              (5,279)
                                                                                    ---------      --------------
Net Cash Provided by Operating Activities                                             190,264             203,186
                                                                                    ---------      --------------

INVESTING ACTIVITIES
Capital expenditures                                                                 (111,574)            (76,545)
Investments                                                                          (141,719)             (9,786)
Other                                                                                   7,089              12,438
                                                                                    ---------      --------------
Net Cash (Used in) Investing Activities                                              (246,204)            (73,893)
                                                                                    ---------      --------------

FINANCING ACTIVITIES
Treasury stock purchased                                                                    -             (54,061)
Issuance of notes payable                                                             364,479
Repayment of notes payable                                                           (572,779)                  -
Issuance of long-term debt                                                            430,395               7,000
Payment of long-term debt                                                              (4,000)                  -
Preferred stock dividends paid                                                         (8,838)             (8,689)
Common stock dividends paid                                                           (59,575)            (64,360)
Other                                                                                  (3,006)               (621)
                                                                                    ---------      --------------
Net Cash Provided by (Used in) Financing Activities                                   146,676            (120,731)
                                                                                    ---------      --------------
Net Increase in Cash and Temporary Cash Investments                                    90,736               8,562
                                                                                    =========      ==============
Cash and temporary cash investments at beginning of period                      $     128,602    $        942,776
Net Increase in cash and temporary cash investments                                    90,736               8,562
                                                                                    ---------      --------------
Cash and Temporary Cash Investments at End of Period                            $     219,338    $        951,338
                                                                                    =========      ==============

Temporary cash investments are short-term marketable securities purchased with maturities of three months or less that were carried at cost which approximates fair value.

See accompanying Notes to the Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   KeySpan Corporation d/b/a KeySpan Energy (the "Company" or "KeySpan Energy") is a holding company operating two utilities that distribute natural gas to approximately 1.6 million customers in New York City and on Long Island, making it the fourth largest gas-distribution company in the United States. Other KeySpan Energy companies market a portfolio of gas-marketing and energy- related services in the Northeast, own and operate electric-generation plants in New York City and on Long Island, and provide operating and customer services to approximately 1.1 million electric customers of the Long Island Power Authority ("LIPA"). The Company's other energy activities include: gas exploration and production, primarily through The Houston Exploration Company ("THEC"); a domestic pipeline and storage facilities; and international activities, including gas processing in Canada, and a gas pipeline and local distribution in Northern Ireland. (See Note 2, "Business Segments" for additional information on each operating segment.)

1.    BASIS OF PRESENTATION

   In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2000, and the results of its operations and cash flows for the three months ended March 31, 2000 and 1999. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's 1999 Annual Report on Form 10-K. Income from interim periods may not be indicative of future results. Certain reclassifications were made to conform prior period financial statements with the current period financial statement presentation. Other than as noted, adjustments were of a normal, recurring nature.


2.    BUSINESS SEGMENTS

   The Company has six reportable segments: Gas Distribution, Electric Services, Gas Exploration and Production, Energy Related Services, Energy Related Investments and Other.

   The Gas Distribution segment consists of the Company's two gas distribution subsidiaries. The Brooklyn Union Gas Company d/b/a KeySpan Energy Delivery New York ("KeySpan Energy Delivery New York") provides gas distribution services to customers in the New York City boroughs of Brooklyn, Queens and Staten Island, and KeySpan Gas East Corporation d/b/a KeySpan Energy Delivery Long Island ("KeySpan Energy Delivery Long Island") provides gas distribution services to customers in the Long Island counties of Nassau and Suffolk and the Rockaway Peninsula of the Borough of Queens.

   The Electric Services segment consists of Company subsidiaries that operate the electric transmission and distribution ("T&D") system owned by LIPA, own and sell capacity and energy to LIPA from the Company's generating facilities located on Long Island and manage fuel supplies for LIPA to fuel the Company's Long Island generating facilities through long-term service contracts having terms that range from eight to fifteen years. The Electric Services segment also includes Company subsidiaries that own, lease and operate the 2,168 megawatt Ravenswood electric generation facility ("Ravenswood Facility"), located in Long Island City, Queens. Currently, the Company's primary electric generation customers are LIPA, and the New York Independent System Operator ("NYISO") energy markets.

   The Gas Exploration and Production segment is engaged in gas and oil exploration and production, and the development and acquisition of domestic natural gas and oil properties. This segment consists of the Company's 70% equity interest in THEC, an independent natural gas and oil exploration company, as well as KeySpan Exploration and Production LLC, the Company's wholly owned subsidiary engaged in a joint venture with THEC. On March 31, 2000, under a pre- existing credit arrangement, approximately $80 million in debt owed by THEC to the Company was converted into common equity. Upon such conversion, the Company's common equity ownership interest in THEC increased from 64% to approximately 70%.

   The Company's Energy Related Services segment primarily includes companies that provide energy services to customers located within the New York City tri-state metropolitan area and in Rhode Island through the following five lines of business: (i) equipment installation of plumbing, heating, ventilation and air conditioning ("HVAC") equipment; (ii) service and maintenance of energy systems and appliances for commercial, industrial and residential customers; (iii) energy sales of gas and electricity, including transportation and related services, largely to retail customers, including those served by the Company's two gas distribution subsidiaries, as well as the Ravenswood Facility; (iv) professional engineering-consulting and design of energy systems for commercial and industrial customers; and (v) telecommunications which provide various services to carriers of voice and data transmission on Long Island and in New York City.

   Subsidiaries in the Energy Related Investments segment hold a 20% equity interest in the Iroquois Gas Transmission System LP, a pipeline that transports Canadian gas supply to markets in the Northeastern United States; a 50% interest in the Premier Transco Pipeline and a 24.5% interest in Phoenix Natural Gas, both in Northern Ireland; investments in certain midstream natural gas assets in Western Canada owned jointly with Gulf Canada Resources Limited, through the Gulf Midstream Services Partnership ("GMS") and the ownership of certain oil producing properties in Alberta Canada. These subsidiaries are accounted for under the equity method. Accordingly, equity income from these investments is reflected in other income and (deductions) in the Consolidated Statement of Income.

   The  Other  segment   represents   primarily,   preferred  stock   dividends,
   unallocated administrative expenses and interest income earned on temporary cash investments.

   The accounting policies of the segments are the same as those used for the preparation of the Consolidated Financial Statements. The Company's segments are strategic business units that are managed separately because of their different operating and regulatory environments. At March 31, 2000, the total assets of each reportable segment have not changed materially from those levels reported at December 31, 1999, except for the Energy Related Services segment whose assets increased by approximately $200 million due primarily to the acquisition of three additional companies that provide energy-related services and the investment in MyHomeKey.com, Inc. . The segment information presented below reflects amounts reported in the Consolidated Financial Statements for the three months ended March 31, 2000 and 1999.

        THREE MONTHS ENDED MARCH 31                                                 (In Thousands of Dollars)
-------------------------------------------------------------------------------------------------------------
                                         Gas Distribution                            Electric Services
                                   ----------------------------                -----------------------------

                                        2000              1999                      2000               1999
                                   --------------  -- ------------           ------------- ---  ------------
Revenue                           $      804,703 $      718,298              $      334,404 $       174,858
                                  -------------- --------------              -------------- ---------------
Purchased Gas / Fuel                     374,890        311,254                      68,493               -
Operations and Maintenance               111,963        101,549                     133,662          92,167
Depreciation & Amortization               27,296         24,254                      12,265           9,928
Operating Taxes                           75,496         72,453                      39,490          28,991
Intercompany Billings                      2,597          3,049                      10,882          10,645
                                  --------------  -------------              -------------- ---------------
    Total Expense                        592,242        512,559                     264,792         141,731
                                  -------------- --------------              -------------- ---------------
Operating Income                  $      212,461 $      205,739              $       69,612 $        33,127
                                  -------------- --------------              -------------- ---------------
Earnings for Common Stock         $      126,779 $      120,690              $       42,679 $        16,585
                                  -------------- --------------              -------------- ---------------
Basic and Diluted Earnings Per
Share                             $         0.95 $         0.84              $         0.32 $          0.12
------------------------------------------------ ------------------------------------------ ---------------

         THREE MONTHS ENDED MARCH 31                                                In Thousands of Dollars)
------------------------------------------------------------------------------------------------------------
                                   Gas Exploration and Production                 Energy Related Services
                                   ----------------------------                -----------------------------

                                        2000              1999                      2000               1999
                                   --------------  -- ------------          ------------- ---  ------------
Revenue                           $       49,376 $       26,520               $      126,619   $     40,834
                                  -------------- --------------               -----------------------------
Purchased Gas                                  -              -                       37,115         13,015
Operations and Maintenance                11,479          5,959                       88,725         30,030
Depreciation, Depletion & Amortization    21,003         17,057                        2,186            717
Operating Taxes                              538             33                            -              3
                                  -------------- --------------               -----------------------------
    Total Expense                         33,020         23,049                      128,026         43,765
                                  -------------- --------------               -----------------------------
Operating Income (Loss)           $       16,356 $        3,471               $       (1,407)  $     (2,931)
                                  -------------- --------------               -----------------------------
Earnings (Loss) for Common Stock  $        5,498 $          478               $       (1,570)  $     (1,637)
                                  -------------- --------------               -----------------------------
Basic and Diluted
     Earnings (Loss) Per Share    $        0.04  $         0.00               $        (0.01)  $      (0.01)
------------------------------------------------ ---------------------------- -----------------------------


         THREE MONTHS ENDED MARCH 31                                                    (In Thousands of Dollars)
-----------------------------------------------------------------------------------------------------------------
                                    Energy Related Investments                             Other
                                   ----------------------------                -----------------------------

                                        2000              1999                      2000               1999
                                   --------------  -- ------------          ------------- ---  ------------
Revenue                           $        1,511 $          598               $            -    $         -
                                  -------------- --------------               ----------------  -----------
Operations and Maintenance                 1,657          1,272                        7,119          1,558
Depreciation & Amortization                  384            384                        6,447          5,845
Operating Taxes                                5              7                         (106)         2,406
Intercompany Billings                          -              -                      (13,479)       (13,694)
                                  -------------- --------------               -----------------  ----------
    Total Expense                          2,046          1,663                          (19)        (3,885)
                                  -------------- --------------               -----------------  ----------
Operating (Loss) Income           $         (535)$       (1,065)              $           19     $    3,885
                                  -------------- --------------               -----------------------------
Earnings (Loss) for Common Stock  $        3,647 $          499               $      (13,480)    $   (2,083)
                                  -------------- --------------               -----------------------------
Basic and Diluted
     Earnings (Loss) Per Share    $        0.02   $        0.00               $         (0.10)   $    (0.01)
------------------------------------------------ ---------------------------- -----------------------------



THREE MONTHS ENDED MARCH 31           (In Thousands of Dollars)
--------------------------------------------------------------------------------
                                             Consolidated
                                    -------------------------------

                                            2000               1999
                                   --------------------------------
Revenue                            $      1,316,613   $     961,108
                                   --------------------------------
Purchased Gas / Fuel                        480,498         324,269
Operations and Maintenance                  354,605         232,535
Depreciation, Depletion & Amortization       69,581          58,185
Operating Taxes                             115,423         103,893
---------------                    --------------------------------
    Total Expense                         1,020,107         718,882
                                   --------------------------------
Operating Income                   $        296,506   $     242,226
                                   --------------------------------
Earnings for Common Stock          $        163,553   $     134,532
                                   --------------------------------
Basic and Diluted Earnings Per Share  $        1.22   $        0.94
-------------------------------------------------------------------




3.       ENVIRONMENTAL MATTERS

         MANUFACTURED GAS PLANT SITES: The Company has identified thirty-four manufactured gas plant ("MGP") sites that were historically owned or operated by KeySpan Energy Delivery New York and KeySpan Energy Delivery Long Island (or such companies' predecessors). These former sites, some of which are no longer owned by the Company, have been identified to the New York State Department of Environmental Conservation ("DEC") for inclusion on appropriate waste site inventories.

         The Company presently estimates the cost of its MGP-related environmental cleanup activities will be approximately $121 million;
         which amount has been accrued by the Company as its current best estimate of its aggregate environmental liability for known sites.
          The currently-known conditions of the former MGP sites, their period and magnitude of operation, generally observed cleanup requirements and costs in the industry, current land use and ownership, and possible reuse have been considered in establishing contingency reserves. The
         Company believes that in the aggregate, the accrued liability for investigation and remediation of the MGP sites identified above are reasonable estimates of likely cost within a range of reasonable, foreseeable costs.

         Thirteen of the identified sites are currently the subject of Administrative Consent Orders ("ACO") with the DEC and two are subject to the negotiation of an ACO or an agreement under DEC's Voluntary Clean-up Program. The Company's remaining MGP sites, eight of which have recently been identified to the DEC, may not become subject to ACOs in the future, and accordingly no liability has been accrued for these sites.

         Under prior rate orders, the Public Service Commission of the State of New York ("NYPSC") has allowed recovery of costs related to certain KeySpan Energy Delivery New York MGP sites. The Company believes that current rate plans in effect for both Gas Distribution subsidiaries provide for recovery of environmental costs attributable to the Gas Distribution segment. At March 31, 2000, the Company had a total regulatory asset of approximately $96 million. Expenditures incurred to date by the Company with respect to MGP-related activities total approximately $18 million.

         OTHER: The Company will be responsible for environmental obligations relating to the Ravenswood Facility operations other than liabilities arising from pre-closing disposal of waste at off-site locations and any monetary fines arising from the prior owner's pre-closing conduct. Based on information currently available for environmental contingencies related to the Ravenswood Facility acquisition, the Company has accrued an additional $5 million as the minimum liability expected to be incurred.


4.       ISSUANCE OF LONG-TERM DEBT, REPAYMENT OF NOTES PAYABLE AND
         FINANCING

         In December 1999, KeySpan Energy Delivery Long Island and the Company jointly filed a shelf registration statement with the Securities and Exchange Commission ("SEC") in anticipation of issuing, up to $600 million of Medium Term Notes. On February 1, 2000, KeySpan Energy Delivery Long Island issued $400 million 7.875 % Notes due February 1, 2010. The net proceeds from the issuance were used to repay the Company for its costs in extinguishing certain promissory notes to LIPA that matured in June 1999. The Medium Term Notes are fully and unconditionally guaranteed by the Company.

         During the quarter ended March 31, 2000, THEC borrowed an additional $2 million under its Credit Facility and then repaid $4 million of outstanding borrowings; at March 31, 2000, $179 million remained outstanding. In addition, during the quarter ended March 31, 2000, a subsidiary in the Energy Related Investments segment increased its borrowings under a revolving loan agreement with a financial institution in Canada by U.S. $28.4 million. At March 31, 2000, U.S. $114.8 million was outstanding at a weighted average annualized interest rate of 5.81%.

         At December 31, 1999, the Company had $208.3 million of outstanding commercial paper. Additional commercial paper was issued during the months of January and February 2000. The average outstanding daily balance during this period was $241.4 million at a weighted average annualized interest rate of 6.08%. In February 2000, the Company repaid the entire outstanding balance. At March 31, 2000, the Company had no commercial paper outstanding.

         In connection with the Company's anticipated purchase of Eastern Enterprises (See Note 5, "Acquisition of Eastern Enterprises") and the anticipated issuance of long-term debt securities to finance the acquisition, the Company entered into forward interest rate lock agreements to hedge a portion of the risk that the cost of the future issuance of fixed-rate debt may be adversely affected by changes in interest rates. Through April 30, 2000, the Company has entered into seven forward interest rate lock agreements with an aggregate notional amount of $500 million. The interest lock rates range from 7.172% to 7.780%. Under an interest rate lock agreement, the Company agrees to pay or receive an amount equal to the difference between the net present value of the cash flows for a notional principal amount of indebtedness based on the existing yield of a hedging instrument at the date of the agreement and at the date the agreement is settled. Gains and losses on interest rate lock agreements will be deferred and amortized over the life of the underlying debt to be issued. The notional amounts of the agreements are not exchanged. The Company has entered into interest rate lock agreements with more than one major financial institution in order to minimize counterparty credit risk.


5.       ACQUISITION OF EASTERN ENTERPRISES

         On November 4, 1999, the Company and Eastern Enterprises ("Eastern") announced that the companies had signed a definitive merger agreement under which the Company will acquire all of the common stock of Eastern for $64.00 per share in cash. The Agreement and Plan of Merger is included as an exhibit to the Company's Form 8-K filed on November 5, 1999.

         The transaction has a total value of approximately $2.5 billion and will be accounted for as a purchase. The increased size and scope of the combined organization should enable the

         Company to provide enhanced, cost-effective customer service and to capitalize on the above-average growth opportunities for natural gas in the Northeast.

         In connection with the merger, Eastern has amended its merger agreement with EnergyNorth, Inc. ("EnergyNorth") to provide for an all cash acquisition by Eastern of EnergyNorth shares at a price per share of
         $61.13. The restructured EnergyNorth merger is expected to close contemporaneously with the KeySpan/Eastern transaction. This transaction has a total value of approximately $250 million.

         It is anticipated that the combined company will have assets of $8.8 billion, $4.3 billion in revenues, and earnings before interest, taxes, depreciation and amortization ("EBITDA") of approximately $950 million. The combined companies will serve approximately 2.4 million customers. The Company expects pre-tax annual cost savings will be approximately $40 million. These cost savings result primarily from the elimination of duplicate corporate and administrative programs, greater efficiencies in operations and business processes, and increased purchasing efficiencies. The Company expects to achieve the majority of the reductions through a variety of programs which would include hiring freezes, attrition and separation programs. The Company expects to issue approximately $2.0 billion of long-term debt to acquire the combined common stock of Eastern and EnergyNorth. The Company anticipates issuing several different maturities of long-term debt to balance its current capital structure and maturity structure.

         Following the closing of these transactions, the Company will become subject to regulation of the SEC as a registered holding company under the Utility Holding Company Act of 1935, as amended.

         The merger is conditioned upon the approval of the SEC. Shareholders of both Eastern and EnergyNorth, as well as the New Hampshire Utility Commission (with respect to Eastern's acquisition of EnergyNorth) have approved the transactions. The Company anticipates that the transaction will be consummated in the third or fourth quarter of 2000, but is unable to determine when or if the required approval will be obtained.

          Eastern owns and operates Boston Gas Company, Colonial Gas Company, Essex Gas Company, Midland Enterprises Inc. ("Midland"), Transgas Inc. ("Transgas"), and ServicEdge Partners, Inc. ("ServicEdge").


6.       NEW YORK STATE INDEPENDENT SYSTEM OPERATOR ("NYISO") ISSUES

         The Company currently realizes revenues from its investment in the Ravenswood Facility through the wholesale sale of energy, capacity and ancillary services. Ancillary services include spinning reserves and non spinning reserves available to replace energy that is unable to be generated due to the unexpected loss of a major facility. Due to the increase in the market-clearing price of certain ancillary services in February 2000, the NYISO has imposed a bid cap on these services retroactive to March 1, 2000. Further, the NYISO has asked the Federal Energy Regulatory Commission ("FERC") to review the pricing of certain ancillary services, implement bid caps for these services and initiate an Alternative Dispute Resolution process designed at arriving at a settlement that would involve the payment of refunds of so- called alleged "excess payments" received by sellers into the ancillary services market, including the Ravenswood Facility and LIPA during the period January 29 through February 29, 2000. Other market participants, including buyers of ancillary services and electric utilities as load serving entities ("LSEs") have also filed petitions with and intervened in the various pending FERC proceedings and have proposed alternative remedies, including refunds back to the inception of the NYISO in November 1999 and the revocation of the authority of the Ravenswood Facility to charge market-based prices for ancillary services. In addition, one LSE has petitioned the FERC to suspend the use of market-based pricing in the energy market until alleged problems with the operations of the NYISO are resolved.

         The Company is opposing the relief requested by the NYISO and the LSEs and believes that the ultimate resolution of this issue will not have a material effect on its consolidated financial position.

7.       NEW FINANCIAL ACCOUNTING STANDARDS

         In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 to fiscal years beginning after July 15, 2000. The Company will therefore, adopt SFAS No. 133 in the first quarter of fiscal year 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. All of the Company's derivative financial instruments, except for certain interest rate swaps, are cash-flow hedges. As a result, implementation of SFAS No. 133 when adopted, is not expected to have a material effect on the Company's net income, but could have a significant effect on comprehensive income because of fluctuations in the market value of the derivatives employed for hedging certain risks. Under SFAS No. 133, periodic changes in market value are recorded as comprehensive income, subject to effectiveness, and then included in net income to match the underlying transactions.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following is a summary of items affecting comparative earnings and a discussion of material changes in revenues and expenses during the three months ended March 31, 2000 compared to the three months ended March 31, 1999. All per share amounts are stated on a diluted basis. For the quarter ended March 31, 2000 and March 31, 1999 diluted earnings per share is the same as basic earnings per share, since there was no effect on earnings per share from the Company's options and those of its subsidiary, The Houston Exploration Company ("THEC"). (Capitalized terms used in the discussions to follow but not otherwise defined, have the same meaning as when used in the Footnotes to the Consolidated Financial Statements included under Item 1.)

Earnings Summary
----------------

Consolidated earnings (loss) by reporting segment is set forth in the following table for the periods indicated:

                                                (IN THOUSANDS OF DOLLARS)

                                         Three Months          Three Months
                                             Ended                 Ended
                                         March 31, 2000        March 31, 1999
------------------------------------  ------------------- ----------------------

Gas Distribution                      $      126,779     $           120,690
Electric Services                             42,679                  16,585
Gas Exploration and
 Production                                    5,498                     478
Energy Related Services                       (1,570)                 (1,637)
Energy Related Investments                     3,647                     499
Other                                        (13,480)                 (2,083)
--------------------------------------------------------------------------------
                                      $      163,553     $            134,532
------------------------------------  -------------- ---------------------------


Consolidated earnings for the first quarter of 2000 were 22% higher than the corresponding quarter last year. The increase in earnings reflects, primarily the Company's investment in the 2,168 megawatt Ravenswood electric generating facility ("Ravenswood Facility") located in Queens New York, which was acquired in June 1999. Earnings from the Ravenswood Facility were $32.8 million for the first quarter of 2000. Since the facility was acquired in June 1999, there are no comparative earnings attributable to that facility for the first quarter of 1999. The increase in earnings from the Gas Distribution segment reflects revenue benefits from continued gas sales growth and favorable gas prices as compared to oil prices.

Consolidated earnings also reflect improved performance from the Company's Gas Exploration and Production segment, which benefitted from significantly higher realized gas prices and increased production volumes, as well as improved performance from the Company's Energy Related Investments segment. Partially offsetting the aforementioned benefits to comparative earnings, was a decrease in interest income on temporary cash investments. Interest income has been decreasing as the Company used cash to finance acquisitions and repurchase shares of its common stock in 1999.

Consolidated earnings per share was $1.22 for the first quarter of 2000, as compared to $0.94 for the first quarter of last year, an increase of 30%. In addition to the earnings enhancements noted above, comparative earnings per share also reflects a six percent decrease in the Company's average common shares outstanding for the first quarter of 2000 as compared to the first quarter last year. During 1999, the Company repurchased its common stock market on the open market.

Revenues
--------

Consolidated revenues were $1.3 billion for the first quarter of 2000, as compared to $961.1 million for the first quarter of last year, an increase of $355.5 million or 37%. The increase in revenues is due to: (i) the addition of the Ravenswood Facility which contributed $148.1 million in revenues during the first quarter; (ii) an increase of $86.4 million in Gas Distribution revenues; and (iii) an increase of $85.8 million in revenues from subsidiaries comprising the Energy Related Services segment. Revenues from the Gas Distribution segment benefitted from continued gas sales growth and favorable gas prices as compared to oil prices. The increase in revenues from the Energy Related Services segment resulted from recent acquisitions of companies providing various energy- related services throughout the New York tri-state area and Rhode Island, and sales growth related to the Company's gas marketing subsidiary.

Operating Expenses
------------------

Consolidated operating expenses were $1.0 billion for the first quarter of 2000 as compared to $718.9 million for the corresponding period last year. The increase in operating expenses of $301.2 million, or 42%, was primarily the result of higher purchased gas and fuel costs, and higher operations and maintenance expense. The increase in gas costs in the first quarter of 2000, as compared to first quarter of last year, resulted from the increase in gas sales growth associated with the Company's two gas distribution subsidiaries and its gas marketing subsidiary, as well as higher gas prices. Variations in utility gas costs have little impact on operating results as the current gas rate structure of each of the Company's gas distribution utilities includes a gas adjustment clause, pursuant to which variations between actual gas costs and gas cost recoveries are deferred and subsequently refunded to or collected from customers. Operations and maintenance expense has increased by $122.1 million or 52% as a result of recent acquisitions of companies providing various energy-related services, as discussed above. Further, the operations of the Ravenswood Facility also contributed to the increase in operating expenses for the first quarter of 2000.

Other Income and (Deductions)
-----------------------------

Other income includes equity earnings from subsidiaries comprising the Energy Related Investments segment, primarily the Company's investments in Canada. In addition, other income also includes interest income from temporary cash investments. During the first quarter of 2000, the Company recognized equity earnings from its Canadian investments of $6.3 million, compared to $2.6 million during the first quarter of 1999. As previously mentioned, interest income has been decreasing as the Company used cash to finance acquisitions and repurchase shares of its common stock.

Other Expenses
--------------

Interest expense for the first quarter of 2000 was $44.1 million as compared to $35.9 million for the corresponding period last year, an increase of $8.2 million or 23%. Interest expense reflects higher levels of debt outstanding, primarily related to the Company's Canadian investments and higher carrying charges associated with certain outstanding regulatory issues. These increases to interest expense were partially offset by a decrease to interest expense due to the Company extinguishing a $397 million promissory note to LIPA in June 1999, and not issuing a replacement series of debt until February 1, 2000. (See
Note 4 to the Consolidated Financial Statements, "Issuance of Long- Term Debt, Repayment of Notes Payable, and Financing" for further information on the extinguishment and issuance of the debt instruments.)

Income tax expense reflects the higher level of pre-tax income for the quarter ended March 31, 2000, as compared to the corresponding quarter last year.


SEGMENT RESULTS

Gas Distribution
----------------

With the exception of a portion of Queens County, the Company's gas distribution subsidiaries are the only providers of gas distribution services in the New York City counties of Kings, Richmond and Queens and the Long Island counties of Nassau and Suffolk. KeySpan Energy Delivery New York provides gas distribution services to customers in the New York City Boroughs of Brooklyn, Queens and Staten Island, and KeySpan Energy Delivery Long Island provides gas distribution services to customers in the Long Island counties of Nassau and Suffolk and the Rockaway Peninsula of the Borough of Queens.


The table below highlights certain significant financial data and operating statistics for the Gas Distribution segment for the periods indicated.

                                                       (IN THOUSANDS OF DOLLARS)

                                             Three Months Ended          Three Months Ended
                                               March 31, 2000              March 31, 1999
-------------------------------------- ------------------------------ -------------------------

Revenues                               $            804,703 $                 718,298
Purchased gas                                       374,890                   311,254
Revenue taxes                                        44,541                    44,307
-------------------------------------------------------------------------------------
Net Revenues                                        385,272                   362,737
-------------------------------------------------------------------------------------
Operations and maintenance                          114,560                   104,598
Depreciation and amortization                        27,296                    24,254
Operating taxes                                      30,955                    28,146
-------------------------------------------------------------------------------------
Total Operating Expenses                            172,811                   156,998
-------------------------------------- -------------------- -------------------------
Operating Income                       $            212,461 $                 205,739
-------------------------------------- -------------------- -------------------------
Earnings for Common Stock              $            126,779 $                 120,690
-------------------------------------- -------------------- -------------------------
Firm gas sales (MDTH)                                78,734                    78,313
Firm transportation (MDTH)                           10,483                     8,226
Transportation - Electric
     Generation (MDTH)                               12,786                     8,488
Other sales (MDTH)                                   20,167                    16,840
Warmer than normal                                      8.7%                     8.2%
-------------------------------------- -------------------- -------------------------

An MDTH is 10,000 therms (British Thermal Units) and reflects the heating content of approximately one million cubic feet of gas. A therm reflects the heating content of approximately 100 cubic feet of gas. One billion cubic feet
(BCF) of gas equals approximately 1,000 MDTH.

NET REVENUES

Net gas revenues increased during the first quarter of 2000, as compared to the first quarter of last year, by $22.5 million or 6.2%, due to continued gas sales growth and favorable gas prices as compared to oil prices. Firm gas sales margins grew approximately $10 million during the first quarter of 2000 through the addition of new gas customers and oil to gas conversions, primarily in the Long Island market. Long Island has a very low natural gas saturation rate and significant gas sales growth opportunities are believed to be available. The Company estimates that only 28% of one and two-family homes on Long Island currently use natural gas for space heating, while 28% of the multi-family market and 69% of the commercial market use gas for space heating. In this service area, the Company will seek growth through the expansion of its distribution system as well as through the conversion of residential homes and the pursuit of opportunities to grow multi-family, industrial and commercial markets.

In the large volume heating markets and other interruptible markets, which include large apartment houses, government buildings and schools, gas service is provided under rates that are set to compete with prices of alternative fuel, including No. 2 and No. 6 grade heating oil. Due to the recent increase in the price of heating grade fuel oil, gas is currently selling at a discount to heating oil. The Company increased sales in these markets in the first quarter of 2000 by approximately $9 million, through aggressive unit pricing and customer additions.

The Gas Distribution segment is influenced by seasonal weather conditions. Annual gas revenues are substantially realized during the heating season (November 1 to April 30) as a result of the large proportion of heating sales, primarily residential, compared with total sales. Accordingly, results of operations for gas distribution operations historically are most favorable in the three months ended March 31, with results of operations being next most favorable in the three months ended December 31. Results for the quarter ended June 30 are marginally profitable or unprofitable, and losses are generally incurred in the quarter ended September 30.

The Company's gas distribution subsidiaries operate under utility tariffs that contain a weather normalization adjustment that largely offsets shortfalls or excesses of firm net revenues (i.e., revenues less gas costs and revenue taxes) during a heating season due to variations from normal weather.

SALES, TRANSPORTATION AND OTHER QUANTITIES

Comparative firm gas sales and transportation quantities for the first quarter of 2000 reflect the increase in normalized firm sales, as discussed above. Firm gas transportation volumes increased in the first quarter of 2000, as the Company continues its natural gas deregulation initiatives. The Company's net margins are not affected by customers opting to purchase their gas supply from sources other than the Company, since distribution rates charged to transportation customers are the same as those charged to full sales service customers.

Transportation   quantities   related  to   electric   generation   reflect  the
transportation of gas to the Company's electric generating facilities located on Long Island. Net revenues from these quantities are minimal.

Other sales quantities include on-system interruptible quantities, off-system sales quantities (sales made to customers outside of the Company's service territories) and related transportation. For the first quarter of 2000, as compared to the corresponding period last year, the Company realized higher on-system interruptible sales due to customer additions. Effective April 1, 2000, the Company entered into an agreement with Coral Energy Resources, L.P., a subsidiary of Shell Oil Company ("Coral"). Coral assists in the origination, structuring, valuation and execution of energy-related transactions. A sharing agreement exists between gas ratepayers and the Company's two gas distribution subsidiaries (collectively referred to as the "Gas Companies") for off-system gas transactions. The Gas Companies' share of the profits on such transactions is then shared with Coral. The Gas Companies also share in revenues arising from certain transactions initiated by Coral.

OPERATING EXPENSES

Comparative operating expenses increased by $15.8 million, or 10%, in the first quarter of 2000 as compared to the corresponding period last year. Operations and maintenance expense in the first quarter of 2000 reflects, generally, higher labor costs and associated employee benefit expenses and higher accruals for uncollectible accounts. The increase in depreciation and amortization expense generally reflects continued property additions. Further, operating taxes which include state and local taxes on property have increased as the applicable property base and tax rates generally have increased.


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

                                                       (IN THOUSANDS OF DOLLARS)

                                          Three Months Ended               Three Months Ended
                                             March 31, 2000                  March 31, 1999
------------------------------------ ----------------------------- ----------------------------------
Revenues
  LIPA service agreements            $           185,409 $                          174,858
  Ravenswood Facility                            148,139                                  -
  Other                                              856                                  -
------------------------------------ ------------------- ----------------------------------
Total Revenues                                   334,404                            174,858
------------------------------------ ------------------- ----------------------------------
Operating expenses
  Fuel purchased                                  68,493                                  -
  Operations and maintenance                     144,544                            102,812
  Depreciation                                    12,265                              9,928
  Operating taxes                                 39,490                             28,991
------------------------------------ ------------------- ----------------------------------
Total Operating Expenses                         264,792                            141,731
------------------------------------ ------------------- ----------------------------------
Operating Income                     $            69,612 $                           33,127
------------------------------------ ------------------- ----------------------------------
Earnings for Common Stock            $            42,679 $                           16,585
------------------------------------ ------------------- ----------------------------------

REVENUES

Electric revenues increased by $159.5 million, or 91%, in the first quarter of 2000 as compared to the comparable period last year. The increase in electric revenues is due primarily to the Ravenswood Facility. As previously mentioned, the Company acquired its interest in the Ravenswood Facility in June 1999 and as a result there are no comparable revenues attributable to that facility for the first quarter of 1999.

In addition, revenues from the Company's service agreements with LIPA were $10.6 million higher in the first quarter of 2000 as compared to the first quarter of 1999. The increase in comparative revenues is primarily the result of a major construction project being performed by the Company on behalf of LIPA. In February 2000, the Company began the installation of an underground transmission line to reinforce the electric system capacity on the southfork of Long Island. The project is being performed under a fixed fee contract with LIPA as part of the Management Services Agreement. The Company can earn a profit from this project if its actual cost to install the transmission line is less than the budgeted cost under the contract. (For a description of the LIPA service agreements, refer to the Company's Annual Report on Form 10K for the year ended December 31, 1999.)

Electric revenues also include the sale of ancillary services from the Ravenswood Facility and through the Energy Management Agreement with LIPA.
Ancillary services include primarily spinning reserves and non-spinning reserves. Due to the significant increase in the market-clearing price of certain ancillary services in February 2000, the New York Independent System Operator ("NYISO") has imposed a bid cap on these services retroactive to March 1, 2000. Further, the NYISO has asked FERC to review the pricing of certain ancillary services and initiate an Alternative Dispute Resolution. The Company, LIPA, and certain other New York state utilities and generators are contesting the NYISO's position and/or are seeking alternative relief. (See Note 6 to the Consolidated Financial Statements, "New York Independent System Operator ("NYISO") Issues" for further details on this topic.)

OPERATING EXPENSES

Operating expenses for the first quarter of 2000, as compared to the first quarter of 1999, increased by $123.1 million or 87%. The Ravenswood Facility added $98.8 million to first quarter 2000 operating expenses, including fuel charges of $68.5 million. Operating expenses incurred by the Company under the LIPA Service Agreements were approximately 20% higher in the first quarter of 2000 as compared to the first quarter of 1999, reflecting, primarily costs incurred to install the new electric transmission line discussed above.

OTHER ISSUES

In the first quarter of 2000, LIPA's board of trustees approved a resolution to negotiate a contract with the Company to build a 79-megawatt natural gas-fired peaking unit located on Long Island. The unit will be used to accommodate peak loads during high electricity demand and is expected to be available in 2002. The Company expects to begin constructing the project within the next year and will own and operate the peaking unit upon its completion. In addition, the Company is proceeding with its application for a new cogeneration facility at the Ravenswood Facility for submission to the NYPSC. The proposed new facility is a 250 MW state-of-the-art gas turbine to generate both electricity and steam.


Gas Exploration and Production
------------------------------

The Gas Exploration and Production segment is engaged in gas and oil exploration and production, and the development and acquisition of domestic natural gas and oil properties. This segment consists of the Company's 70% equity interest in THEC, as well as KeySpan Exploration and Production LLC, the Company's wholly owned subsidiary engaged in a joint venture with THEC. On March 31, 2000, under a pre-existing credit arrangement, approximately $80 million in debt owed by THEC to the Company was converted into common equity. Upon such conversion, the Company's common equity ownership interest in THEC increased from 64% to approximately 70%.

Selected financial data and operating statistics for the Gas Exploration and Production segment are set forth in the following table for the periods indicated.

                                                       (IN THOUSANDS OF DOLLARS)

                                                   Three Months Ended              Three Months Ended
                                                      March 31, 2000                 March 31, 1999
--------------------------------------------  -----------------------------  ------------------------
Revenues                                      $             49,376  $                       26,520
Operating Expenses                                          33,020                          23,049
--------------------------------------------  --------------------  ------------------------------
Operating Income                              $             16,356  $                        3,471
--------------------------------------------  --------------------  ------------------------------
Earnings for Common Stock                     $              5,498  $                          478
--------------------------------------------  --------------------  ------------------------------

Natural gas production (Mmcfe)                              19,917                          16,465
Natural gas (per Mcf) realized                $               2.43  $                          1.61
Proved reserves (BCFe)                                         558                             480
--------------------------------------------  --------------------  ------------------------------

Operating income above represents 100% of the Company's gas exploration and production subsidiaries' results for the periods indicated. Earnings, however, are adjusted to reflect the Company's minority interest and, accordingly, include 64% of THEC's results. Gas reserves and production are stated in BCFe and Mmcfe, which includes equivalent oil reserves.


OPERATING INCOME

Operating income increased by $12.9 million in the first quarter of 2000 as compared to the first quarter of 1999, reflecting the benefits derived from a 21% increase in production volumes, combined with a 51% increase in average realized gas prices (average wellhead price received for production including hedging gains and losses). All of the new production was internally generated through successful drilling and workover activity. At March 31, 2000 the Company's gas exploration and production subsidiaries had 558 BCFe of net proved reserves of natural gas, of which approximately 75% is classified as proved developed.


Energy Related Services
-----------------------

The Company's Energy Related Services segment primarily includes companies that provide services through five lines of business to clients located within the New York City tri-state metropolitan area and in Rhode Island. The lines of business include: equipment installation services; service and maintenance of energy equipment for commercial, industrial and residential customers; marketing of gas and electricity; professional engineering, consulting and the design of energy systems; and telecommunications.

In February 2000, the Company acquired three additional companies that provide energy-related services within these five lines of business. In addition, the Company is also involved, through a joint venture, in providing energy-related services to consumers through the MyHomeKey.com website, a personalized Internet-based home management system. MyHomeKey.com is currently under development and is anticipated to be launched in the summer of 2000.

Selected financial data for the Energy Related Services segment is set forth in the following table for the periods indicated.

                                                       (IN THOUSANDS OF DOLLARS)

                                                   Three Months Ended              Three Months Ended
                                                      March 31, 2000                 March 31, 1999
--------------------------------------------  -----------------------------  ------------------------------

 Revenues                                     $            126,619  $                       40,834
 Cost of goods sold                                        106,353                          34,558
--------------------------------------------  --------------------  ------------------------------
 Gross profit margin                                        20,266                           6,276
 Operating expenses                                         21,673                           9,207
--------------------------------------------  --------------------  ------------------------------
 Operating Income (Loss)                      $             (1,407) $                       (2,931)
--------------------------------------------  --------------------  ------------------------------
 Earnings (Loss) for Common Stock             $             (1,570) $                       (1,637)
--------------------------------------------  --------------------  ------------------------------

Results of operations of the Energy Related Services segment remained constant for the first quarter of 2000 as compared to the first quarter of 1999. Significantly greater gross profit margins were realized for each line of business primarily from recent acquisitions of companies providing energy-related services and through customer additions related to energy sales. These benefits to gross profit margins, however, were offset by increases in general and administrative expenses. Earnings for this segment are projected to be profitable in 2000.


Energy Related Investments
--------------------------

Earnings for this segment are derived, primarily, from the Company's: 20% interest in the Iroquois Gas Transmission System LP ("Iroquois"); 50% ownership interest in Gulf Midstream Services Partnership ("GMS"); ownership interest in certain oil producing properties in Alberta, Canada; and 50% interest in the Premier Transco Pipeline and a 24.5% interest in Phoenix Natural Gas, both in Northern Ireland.

Earnings for this segment increased by $3.1 million in the first quarter of 2000 as compared to the corresponding period last year, reflecting higher earnings from the Company's Canadian investments. Results of operations from Canadian gas and oil operations were enhanced through the acquisition, in the later part 1999, of the Paddle River Gas Plant and certain oil producing properties in Alberta, Canada, and more efficient operations of GMS. In addition, Iroquois realized higher transportation sales quantities and revenues from its interruptible customers during the first quarter of 2000 as compared with the same period last year. Since natural gas is currently selling at a discount to fuel oil throughout the Northeast, interruptible customers are electing to use natural gas rather than fuel oil in their operations. Earnings for the first quarter of 2000 from the Company's investments in Northern Ireland were essentially the same as earnings for the first quarter of last year. The subsidiaries in this segment are, primarily accounted for under the equity method since the Company's ownership interests are 50% or less. Accordingly, income from these investments is reflected in other income and (deductions) in the Consolidated Statement of Income.


Other
-----

The Other segment incurred a loss of $13.5 million for the first quarter of 2000 compared to a loss of $2.1 million for the first quarter of 1999 and, generally, reflects preferred stock dividends and charges incurred by the corporate and administrative areas of the Company that have not been allocated to the various business segments, offset, in part, by interest income earned on temporary cash investments. Interest income has decreased as the Company utilized cash to finance certain acquisitions and repurchase shares of its common stock. Further, during the first quarter of 2000, the Company recorded carrying charges associated with certain outstanding regulatory issues.


LIQUIDITY, CAPITAL EXPENDITURES AND FINANCING

LIQUIDITY

Cash flow provided by operating activities for the three months ended March 31, 2000 reflects stable growth from the Company's gas distribution operations, as well as positive contributions from the Ravenswood Facility. The decrease in cash flow provided by operating activities for the first quarter of 2000 as compared to the first quarter of last year, however, reflects a decrease in interest income and negative operating cash flow from the Company's Energy Related Services segment.

At March 31, 2000, the Company had cash and temporary cash investments of $219.3 million. In addition, the Company has a $700 million revolving credit agreement, with a one-year term and one- year renewal option, with a commercial bank. This credit facility is used to support the Company's $700 million commercial paper program. At December 31, 1999, $208.3 million of commercial paper was outstanding. In addition, commercial paper was issued during the months of January and February 2000. The average outstanding daily balance during this time was $241.4 million at a weighted average annualized interest rate of 6.08%. In February 2000, the Company repaid the outstanding balance.

THEC has an unsecured available line of credit with a commercial bank that provides for a maximum commitment of $250 million, subject to certain conditions. During the first quarter of 2000, THEC borrowed an additional $2 million under its Credit Facility and repaid $4 million of outstanding borrowings; at March 31, 2000, $179 million remained outstanding. Also, a subsidiary included in the Energy Related Investments segment has a revolving loan agreement with a financial institution in Canada. Borrowings under this agreement during the first quarter of 2000 were U.S. $28.4 million and, at March 31, 2000, U.S. $114.8 million was outstanding. (See Note 4 to the Consolidated Financial Statements, "Issuance of Long-Term Debt, Repayment of Notes Payable, and Financing" for further information.)

CAPITAL EXPENDITURES

Construction Expenditures
The table below sets forth the Company's construction expenditures by segment for the periods indicated:

                                                       (IN THOUSANDS OF DOLLARS)

                                           Three Months Ended              Three Months Ended
                                             March 31, 2000                  March 31, 1999
------------------------------------ -------------------------------  -----------------------------
Gas Distribution                     $             39,162  $                      34,590
Electric Services                                  10,235                          3,658
Gas Exploration and Production                     53,954                         35,399
Energy Related Services                             3,133                            161
Other                                               5,090                          2,737
-----------------------------------  -------------------------------  ------------------
                                     $            111,574  $                      76,545
------------------------------------ -------------------------------  ------------------

Construction expenditures related to Gas Distribution were primarily for the renewal and replacement of mains and services and for the expansion of the gas distribution system on Long Island. Electric Service's construction expenditures reflect primarily, costs to maintain the Company's electric generating facilities. Construction expenditures related to Gas Exploration and Production reflect, in part, costs related to the development of properties acquired in Southern Louisiana and in the Gulf of Mexico in 1999 and costs related to the continued development of other properties previously acquired. Expenditures also include the Company's joint venture with THEC to explore for natural gas and oil.

Equity Investments
------------------

In February 2000, the Energy Related Services segment acquired three additional companies located in the New York City metropolitan area. The newly acquired companies include, an engineering- consulting firm, a plumbing and mechanical contracting firm, and a firm specializing in mechanical contracting and heating, ventilation and air conditioning ("HVAC"). Combined, these companies have over 900 employees and revenues of approximately $170 million. Further, capital expenditures for equity investments during the first quarter of 2000 reflect incremental investments in Canadian affiliates.

In addition, in March 2000, the Company and TXU Energy Services formed a joint venture with MyHomeKey.com, Inc. The Company and TXU Energy Services have each invested $12.5 million into the project; Bechtel Enterprises has also invested $5 million. MyHomeKey, formerly

MyHomeLink, is a personalized, Internet-based home management system that puts service providers at customers' fingertips, delivers advice and one-stop shopping for most home products and services. The MyHomeKey portal is currently under development and is expected to be launched in the summer of 2000. TXU Energy Services is a unit of TXU - an investor-owned energy service company with over $40 billion in assets. Bechtel Enterprises is an affiliate of Bechtel with an asset value exceeding $18 billion.

FINANCING

In December 1999, KeySpan Energy Delivery Long Island and the Company jointly filed a shelf registration statement with the Securities and Exchange Commission in anticipation of issuing up to $600 million of Medium Term Notes. On February 1, 2000, KeySpan Energy Delivery Long Island issued $400 million 7.875% Notes due February 1, 2010. The net proceeds from this issuance were used to repay the Company for its costs in extinguishing certain promissory notes to LIPA that matured in June 1999. The notes issued are fully and unconditionally guaranteed by the Company.

In June 2000, the Company will redeem $363 million of preferred stock 7.95% Series AA with corporate cash and is currently evaluating its alternatives for the permanent financing of this issue.

On November 4, 1999, the Company entered into a definitive agreement with Eastern Enterprises ("Eastern"), pursuant to which the Company will acquire all of the outstanding common stock of Eastern for $64.00 per share in cash. The transaction has a total value of approximately $2.5 billion. Eastern owns and operates, among other entities, Boston Gas Company, Colonial Gas Company, Essex Gas Company and Midland Enterprises Inc. In connection with this merger, Eastern has amended its merger agreement with EnergyNorth, Inc. ("EnergyNorth") to provide for an all cash acquisition by Eastern of EnergyNorth common stock. The restructured EnergyNorth merger is expected to close contemporaneously with the KeySpan/Eastern transaction. This transaction has a total value of approximately $250 million.

The Company intends to access the financial markets in 2000 to finance approximately $2 billion for the Eastern and EnergyNorth transactions. The Company anticipates issuing several different maturities of long-term debt to balance its current capital structure and maturity structure. (See Note 5 to the Consolidated Financial Statements "Acquisition of Eastern Enterprises" for more information.)

In connection with the Company's anticipated Eastern and EnergyNorth transactions, and the anticipated issuance of long-term debt securities, the Company entered into forward interest rate lock agreements to hedge a portion of the risk that the cost of the future issuance of fixed-rate debt may be adversely affected by changes in interest rates. The agreements have a total notional principal amount of $500 million. (See Note 4 to the Consolidated Financial Statements, "Issuance of Long- Term Debt, Repayment of Notes Payable, and Financing" for additional details.)

GAS DISTRIBUTION - RATE MATTERS

By orders dated February 5, 1998 and April 14, 1998 the NYPSC approved a Stipulation and Agreement ("Stipulation") among KeySpan Energy Delivery New York, LILCO, the Staff of the NYPSC and six other parties that in effect approved the KeySpan Acquisition and established gas rates for the Company's two gas distribution subsidiaries that are currently in effect. (For more information on these agreements refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)

ENVIRONMENTAL MATTERS

The Company is subject to various federal, state and local laws and regulatory programs related to the environment. Ongoing environmental compliance activities, which have not been material, are charged to operation and maintenance activities. The Company estimates that the remaining minimum cost of its MGP-related environmental cleanup activities, including costs of $5.0 million associated with the Ravenswood Facility, will be approximately $126 million and has recorded a related liability for such amount. Further, as of March 31, 2000, the Company has expended a total of approximately $18 million. (See Note 3 to the Consolidated Financial Statements "Environmental Matters".)

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts, are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Without limiting the foregoing, all statements relating to the Company's future outlook, anticipated capital expenditures, future cash flows and borrowings, pursuit of potential future acquisition opportunities and sources of funding are forward-looking statements. Such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties and actual results may differ materially from those discussed in such statements. Among the factors that could cause actual results to differ materially are: available sources and cost of fuel; federal and state regulatory initiatives that increase competition, threaten cost and investment recovery, and impact rate structures; the ability of the Company to successfully reduce its cost structure; the successful integration of the Company's subsidiaries, including the Eastern Transaction companies; the degree to which the Company develops unregulated business ventures; the ability of the Company to identify and make complementary acquisitions, as well as the successful integration of such acquisitions; inflationary trends and interest rates; and other risks detailed from time to time in other reports and other documents filed by the Company with the SEC. For any of these statements, the Company claims the protection of the safe harbor for forward-looking information contained in the Private Securities Litigation Reform Act of 1995, as amended.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
        ABOUT MARKET RISK

The Company and its subsidiaries are subject to various risk exposures and uncertainties associated with their operations. The most significant contingency involves the evolution of the gas distribution industry toward a more competitive and deregulated environment. Most important to the Company, is the evolution of regulatory policy as it pertains to the Company's fixed charges associated with its firm gas purchase contracts related to its historical gas merchant role. In addition, the Company is exposed to commodity price risk, interest rate risk and, to a much less degree, foreign currency translation risk. The Company's exposure to the aforementioned market risks has remained substantially unchanged from December 31, 1999. As previously mentioned, in anticipation of the Company's purchase of Eastern and the anticipated issuance of long-term debt securities, the Company entered into additional forward interest rate lock agreements in April 2000, to hedge a larger portion of the risk that the cost of the future issuance of fixed-rate debt may be adversely affected by changes in interest rates. The Company may, from time to time, enter into additional interest rate lock agreements to hedge this risk exposure, if market conditions so warrant. The Company can not predict the timing or notional amount of potential future interest rate lock agreements.


PART II.  OTHER INFORMATION
---------------------------

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is subject to various legal proceedings arising out of the ordinary course of its business. Except as described below or in its Annual Report on Form 10K for the year ended December 31, 1999, the Company does not consider any of such proceedings to be material to its business or likely to result in a material adverse effect on its results of operations or financial condition.

A class settlement, which became effective in June 1989 (COUNTY OF SUFFOLK, ET AL., V. LONG ISLAND LIGHTING COMPANY, ET AL.), resolved a civil lawsuit against LILCO brought under the federal Racketeer Influenced and Corrupt Organizations Act, alleging that LILCO made inadequate disclosures before the NYPSC concerning the construction and completion of nuclear generating facilities. The class settlement provided electric customers with rate reductions of $390 million that were being reflected as adjustments to their monthly electric bills over a ten-year period which began on June 1, 1990. The class settlement obligation of approximately $7.9 million at March 31, 2000 reflects the present value of the remaining reductions to be refunded to customers. As a result of the LIPA Transaction, LIPA is providing the remaining balance to its electric customers as an adjustment to their monthly electric bills. The Company will then, in turn, reimburse LIPA on a monthly basis for such reductions on the customer's monthly bill. The Company remains ultimately obligated for amounts due under the class settlement. In November 1999, class counsel for the

LILCO ratepayers served a motion, in the United States District Court for the Eastern District of New York, seeking an order directing the Company to pay $42 million, in addition to the amounts remaining to be paid under the class settlement based upon their contention that the required rate reductions should have been exclusive of gross receipts taxes. The Company filed its opposition in January 2000 and class counsel filed their reply papers in February 2000. In their February papers, class counsel revised their demand to seek an order directing the Company to pay approximately $22 million, plus interest, in addition to the amounts remaining to be paid under the class settlement. The Company filed its rebuttal papers March 1, 2000 and an oral argument was held March 6, 2000. On March 9, 2000, an order was issued by the court granting class counsel's motion. On April 3, 2000, the Corrected Final Order and Judgment was filed with the District Court. Under this order, the total amount due the class settlement, including pre-judgment interest, but excluding post- judgment interest, was set forth at approximately $29.7 million. On April 7, 2000, the Company filed its Notice of Appeal, appealing the matter to the United States Court of Appeals for the Second Circuit. The Company is unable to determine the outcome of this proceeding, or what effect, if any, such outcome will have on its financial condition or results of operations.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

(27)* Financial Data Schedule on Schedule U-T for the quarter ended March 31, 2000.

(b)        Reports on Form 8-K

In its Report on Form 8-K dated March 27, 2000, the Company reported

(1) its anticipated earnings for the first quarter of 2000.

(2)  that  it  has  made  an  investment  in   MyHomeKey.com,   a  personalized,
Internet-based home management system.

In its Report on Form 8-K dated February 1, 2000, the Company reported that on February 1, 2000, KeySpan Gas East Corporation d/b/a KeySpan Energy Delivery Long Island, a wholly owned subsidiary of the Company, issued $400,000,000 aggregate principal amount of Medium-Term Notes, titled 77/8% Notes Due February 1, 2010.

In its Report on Form 8-K dated January 27, 2000, the Company issued a press release reporting its operating results for the year ended December 31, 1999.

In its Report on Form 8-K dated January 19, 2000, the Company reported that it is currently seeking to resolve remaining issues concerning compliance with the Ravenswood generation facility

December 15 post-closing conditions and, in connection therewith, is seeking extensions of the deadlines for certain of the conditions.

-------------------------

*Filed Herewith

                      KEYSPAN CORPORATION AND SUBSIDIARIES

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned there unto duly authorized.



                                                   KEYSPAN CORPORATION
                                                       (Registrant)



Date: May 12, 2000                                  /s/ Gerald Luterman
                                                    ----------------------
                                                    Gerald Luterman
                                                    Senior Vice President and
                                                    Chief Financial Officer



Date: May 12, 2000                                  /s/ Ronald S. Jendras
                                                    ------------------------
                                                    Ronald S. Jendras
                                                    Vice President, Controller
                                                    and Chief Accounting Officer