Form 10-Q
period 2000-06-30
KEYSPAN CORP
filed 2000-08-10
CIK 1062379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    Form 10-Q
(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
EXCHANGE ACT OF 1934

For the quarterly period ended                                    June 30, 2000
                               ------------------------------------------------
                                                                  OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
EXCHANGE ACT OF 1934

For the transition period from                     to
                               ------------------    ------------------

                         Commission file number 1-14161
                                                --------

                               KEYSPAN CORPORATION
                              ---------------------
             (Exact name of Registrant as specified in its charter)

          New York                                       11-3431358
-------------------------------               ----------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


                 One MetroTech Center, Brooklyn, New York 11201
              175 East Old Country Road, Hicksville, New York 11801
           -----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                            (718) 403-1000 (Brooklyn)
                           (631) 755-6650 (Hicksville)
                          -----------------------------
              (Registrant's telephone number, including area code)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class of Common Stock                          Outstanding at August 1, 2000
---------------------------                      ------------------------------
      $.01 par value                                        134,262,534

                      KEYSPAN CORPORATION AND SUBSIDIARIES

                                      INDEX

                     Part I. FINANCIAL INFORMATION                     Page No.
                                                                       --------

Item 1. Financial Statements

           Consolidated Balance Sheet -
           June 30, 2000 and December 31, 1999                              3

           Consolidated Statement of Income -
           Three and Six Months Ended June 30, 2000 and 1999                5

           Consolidated Statement of Cash Flows -
           Three and Six Months Ended June 30, 2000 and 1999                6

           Notes to Consolidated Financial Statements                       7

Item 2. Management's Discussion and Analysis Of Financial
           Condition and Results of Operations                             16

Item 3. Quantitative and Qualitative Disclosures
           About Market Risk                                               33


                           Part II. OTHER INFORMATION

Item 1 - Legal Proceedings                                                 34

Item 4 - Submission of Matters to a Vote of Security Holders               34

Item 6 - Exhibits and Reports on Form 8-K                                  35


Signatures                                                                 45

                           CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS OF DOLLARS)


                                                                                    June 30, 2000                 December 31, 1999
---------------------------------------------------------------------  ----  ----------------------------  ----  ------------------
                                                                                   (Unaudited)                        (Audited)
ASSETS
Current Assets
    Cash and temporary cash investments                                $                92,127     $                   128,602
    Customer accounts receivable                                                       620,739                         425,643
    Other accounts receivable                                                          268,464                         235,156
    Allowance for uncollectible accounts                                               (27,762)                        (20,294)
    Special deposits                                                                    42,325                          60,863
    Gas in storage, at average cost                                                    145,896                         144,256
    Materials and supplies, at average cost                                             85,206                          84,813
    Other                                                                               92,433                          98,914
                                                                             -----------------        ------------------------
                                                                                     1,319,428                       1,157,953
                                                                             -----------------        ------------------------


Equity Investments and Other                                                           428,828                         391,731
                                                                             -----------------        ------------------------

Property
    Electric                                                                         1,367,512                       1,346,851
    Gas                                                                              3,522,284                       3,449,384
    Other                                                                              387,523                         375,657
    Accumulated depreciation                                                        (1,655,540)                     (1,589,287)
    Gas exploration and production, at cost                                          1,278,786                       1,177,916
    Accumulated depletion                                                             (561,966)                       (520,509)
                                                                             -----------------        ------------------------
                                                                                     4,338,599                       4,240,012
                                                                             -----------------        ------------------------

Deferred Charges
    Regulatory assets                                                                  334,976                         319,167
    Goodwill, net of amortizations                                                     328,510                         255,778
    Other                                                                              369,811                         366,050
                                                                             -----------------        ------------------------
                                                                                     1,033,297                         940,995
                                                                             -----------------        ------------------------

                                                                             -----------------        ------------------------
Total Assets                                                           $             7,120,152     $                 6,730,691
                                                                             =================        ========================






        See accompanying Notes to the Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS OF DOLLARS)

----------------------------------------------------------------------------------------------------------------------
                                                                        June 30, 2000             December 31, 1999
----------------------------------------------------------------------------------------------------------------------
                                                                        (Unaudited)                 (Audited)
LIABILITIES AND CAPITALIZATION
Current Liabilities

    Current redemption of preferred stock                               $       -          $       363,000
    Accounts payable and accrued expenses                                  684,291                 645,347
    Commercial paper                                                       262,481                 208,300
    Dividends payable                                                       61,071                  61,306
    Taxes accrued                                                           64,917                  50,437
    Customer deposits                                                       30,607                  31,769
    Interest accrued                                                        44,033                  28,093
                                                                         ---------               ---------
                                                                         1,147,400               1,388,252
                                                                         ---------               ---------
Deferred Credits and Other Liabilities
    Regulatory liabilities                                                  39,520                  26,618
    Deferred income tax                                                    223,551                 186,230
    Postretirement benefits and other reserves                             528,700                 501,603
    Other                                                                   98,677                  66,200
                                                                         ---------               ---------
                                                                           890,448                 780,651
                                                                         ---------               ---------

Capitalization

Common stock, $.01 par value, authorized
450,000,000 shares; outstanding 133,896,426
and 133,866,077 shares stated at                                         2,985,936               2,973,388
    Retained earnings                                                      528,082                 456,882
    Accumulated foreign currency adjustment                                 (1,716)                  7,714
    Treasury stock purchased                                              (722,080)              (722,959)
                                                                         ---------               ---------
      Total common shareholders' equity                                  2,790,222               2,715,025
    Preferred stock                                                         84,339                  84,339
    Long-term debt                                                       2,112,377               1,682,702
                                                                         ---------               ---------
Total Capitalization                                                     4,986,938               4,482,066
                                                                         ---------               ---------

Minority Interest in Subsidiary Companies                                   95,366                  79,722
                                                                         ---------               ---------
Total Liabilities and Capitalization                                 $   7,120,152      $        6,730,691
                                                                         =========               =========



        See accompanying Notes to the Consolidated Financial Statements.

                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


                                                        Three Months        Three Months            Six Months           Six Months
                                                           Ended                Ended                  Ended                Ended
                                                        June 30, 2000       June 30, 1999          June 30, 2000       June 30, 1999
--------------------------------------------------------------------------------------------- -------------------------------------
Revenues
Gas Distribution                                     $     361,540 $            281,384  $         1,166,243 $           999,682
Electric Services                                          388,695              190,435              723,099             365,293
Gas Exploration and Production                              57,842               35,021              107,218              61,541
Energy Related Services and Other                          139,511               36,686              267,641              78,118
                                                       -----------   ------------------    -----------------   -----------------
Total Revenues                                             947,588              543,526            2,264,201           1,504,634
                                                       -----------   ------------------    -----------------   -----------------
Operating Expenses
Purchased gas for resale                                   197,378              106,145              609,125             430,414
Purchased fuel                                              72,772                    -              140,649                   -
Operations and maintenance                                 378,986              239,642              734,465             472,177
Depreciation, depletion and amortization                    73,810               59,383              143,391             117,568
Operating taxes                                             91,118               77,145              206,541             181,038
                                                       -----------   ------------------    -----------------   -----------------
Total Operating Expenses                                   814,064              482,315            1,834,171           1,201,197
                                                       -----------   ------------------    -----------------   -----------------

Operating Income                                           133,524               61,211              430,030             303,437
                                                       -----------   ------------------    -----------------       -------------

Other Income and (Deductions)
Income from equity investments                               4,683                2,509               11,928               5,481
Interest income                                              4,290                7,746                6,881              18,789
Minority interest                                           (4,766)              (1,887)              (7,795)             (2,191)
Other                                                        3,816                1,056                 (112)              4,305
                                                       -----------   ------------------    -----------------   -----------------
Total Other Income                                           8,023                9,424               10,902              26,384
                                                       -----------   ------------------    -----------------   -----------------
Income Before Interest Charges
  and Income Taxes                                         141,547               70,635              440,932             329,821
                                                       -----------   ------------------    -----------------   -----------------
Interest Charges                                            42,256               34,893               77,325              70,779
                                                       -----------   ------------------    -----------------   -----------------
Income Taxes
    Current                                                 13,184              (39,505)             108,817               7,141
    Deferred                                                32,741               52,258               29,180              85,691
                                                        -----------   ------------------    -----------------  -----------------
Total Income Taxes                                          45,925               12,753              137,997              92,832
                                                       -----------   ------------------    -----------------   -----------------
Net Income                                                  53,366               22,989              225,610             166,210
Preferred stock dividend requirements                        6,286                8,690               14,977              17,379
                                                       -----------   ------------------    -----------------   -----------------
Earnings for Common Stock                            $      47,080 $             14,299  $           210,633 $           148,831
Foreign currency adjustment                                 (9,082)               2,425               (9,430)              5,735
                                                       -----------   ------------------    -----------------   -----------------
Comprehensive Income                                 $      37,998 $             16,724  $           201,203 $           154,566
                                                       ===========   ==================    =================   =================
Average Common Shares Outstanding (000)                    133,889              140,749              133,881             141,865
Basic and Diluted Earnings Per
     Common Share                                    $        0.35  $             0.10    $             1.57  $             1.05
                                                       ===========   ==================    =================   =================


        See accompanying Notes to the Consolidated Financial Statements.

                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                                          (Unaudited)
                                                   (IN THOUSANDS OF DOLLARS)

                                                        Three Months        Three Months            Six Months           Six Months
                                                           Ended                Ended                  Ended                Ended
                                                        June 30, 2000       June 30, 1999          June 30, 2000       June 30, 1999
--------------------------------------------------------------------------------------------- --------------------------------------
OPERATING ACTIVITIES
Net Income                                           $         53,366 $             22,989  $           225,610 $           166,210
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
    Depreciation, depletion and amortization                   73,810               59,383              143,391             117,568
    Deferred income tax                                        32,741               52,258               29,180              85,691
    Income from equity investments                             (4,683)              (2,509)             (11,928)             (5,481)
    Dividends from equity investments                           9,944                    -               11,807               4,296
Changes in assets and liabilities
    Accounts receivable                                        76,154              217,523             (139,344)            146,397
    Materials and supplies, fuel oil and
         gas in storage                                      (102,777)             (54,475)              (1,515)             48,252
    Accounts payable and accrued expenses                     (12,093)             (75,596)              30,676            (161,065)
    Interest accrued                                           11,326               (2,433)              15,932              (4,647)
    Special deposits                                            6,477               12,449               18,538              37,307
    Prepayments and other                                      32,317              (52,218)              44,499             (57,534)
                                                       --------------   ------------------    -----------------   ----------------
Net Cash Provided by Operating Activities                     176,582              177,371              366,846             376,994
                                                       --------------   ------------------    -----------------   -----------------
Investing Activities
Capital expenditures                                         (125,577)            (288,353)            (237,151)           (374,684)
Investments                                                         -                    -             (141,719)                  -
Other                                                          (1,935)              (3,563)               5,154              12,451
                                                       --------------   -------------------   -----------------   -----------------
Net Cash (Used in) Investing Activities                      (127,512)            (291,916)            (373,716)           (362,233)
                                                       --------------   -------------------   -----------------   -----------------
FINANCING ACTIVITIES
Treasury stock purchased                                            -              (68,671)                   -            (122,732)
Issuance of commercial paper                                  262,481                    -               54,181                   -
Issuance of long-term debt                                     19,232                8,000              449,627              15,000
Payment of long-term debt                                     (16,000)            (397,000)             (20,000)           (397,000)
Payment of preferred stock                                   (363,000)                   -             (363,000)                  -
Preferred stock dividends paid                                 (8,286)              (8,690)             (17,124)            (17,379)
Common stock dividends paid                                   (59,584)             (63,323)            (119,159)           (127,683)
Other                                                         (11,124)                 186              (14,130)               (448)
                                                       --------------   -------------------   -----------------   -----------------
Net Cash (Used in) Financing Activities                      (176,281)            (529,498)             (29,605)           (650,242)
                                                       --------------   -------------------   -----------------   -----------------
Net (Decrease) in Cash and                                            $                                         $
     Temporary Cash Investments                      $       (127,211)            (644,043) $           (36,475)           (635,481)
                                                       ==============   ==================    =================   =================
Cash and temporary cash investments at
    beginning of period                              $        219,338 $            951,338  $           128,602 $           942,776
Net (Decrease) in cash and
     temporary cash investments                              (127,211)            (644,043)             (36,475)           (635,481)
                                                       --------------   ------------------    -----------------   -----------------
Cash and Temporary Cash Investments at
    End of Period                                    $        92,127  $            307,295  $            92,127 $           307,295
                                                       ==============   ==================    =================   =================

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

1.    BASIS OF PRESENTATION

    In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2000, and the results of its operations and cash flows for the three and six months ended June 30, 2000 and June 30, 1999. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's 1999 Annual Report on Form 10-K. Income from interim periods may not be indicative of future results. Certain reclassifications were made to conform prior period financial statements with the current period financial statement presentation. Other than as noted, adjustments were of a normal, recurring nature.

2.    BUSINESS SEGMENTS

    The  Company  has  six  reportable  segments:  Gas  Distribution,  Electric
    Services,   Gas  Exploration  and  Production,   Energy  Services,   Energy
    Investments and Other.

    The Gas Distribution segment consists of the Company's two gas distribution subsidiaries. The Brooklyn Union Gas Company d/b/a KeySpan Energy Delivery New York ("KeySpan Energy Delivery New York") provides gas distribution services to customers in the New York City Boroughs of Brooklyn, Queens and Staten Island. KeySpan Gas East Corporation d/b/a KeySpan Energy Delivery Long Island ("KeySpan Energy Delivery Long Island") provides gas distribution services to customers in the Long Island counties of Nassau and Suffolk and the Rockaway Peninsula of the Borough of Queens.

     The Electric Services segment consists of Company subsidiaries that operate the electric transmission and distribution ("T&D") system owned by LIPA, own and provide capacity to and produce energy for LIPA from the Company's generating facilities located on Long Island and manage fuel supplies for LIPA to fuel the Company's Long Island generating facilities, all through long-term service contracts having terms that range from eight to fifteen years. The

    Electric Services segment also includes Company subsidiaries that own, lease and operate the 2,168 megawatt Ravenswood electric generation facility ("Ravenswood Facility"), located in Queens, New York. The Company's contract with Consolidated Edison Company of New York ("Con Ed"), which provided Con Ed with 100% of the available capacity of the Ravenswood Facility on a fixed monthly fee, expired on April 30, 2000. The Company now provides all of the energy, capacity and ancillary services related to the Ravenswood Facility to the New York Independent System Operator ("NYISO"). Currently, the Company's primary electric generation customers are LIPA and the NYISO energy markets.

    The Gas Exploration and Production segment is engaged in gas and oil exploration and production, and the development and acquisition of domestic natural gas and oil properties. This segment consists of the Company's 70% equity interest in THEC, an independent natural gas and oil exploration company, as well as KeySpan Exploration and Production LLC, the Company's wholly owned subsidiary engaged in a joint venture with THEC. On March 31, 2000, under a pre- existing credit arrangement, approximately $80 million in debt owed by THEC to the Company was converted into common equity of THEC. Upon such conversion, the Company's common equity ownership interest in THEC increased from 64% to the current level of approximately 70%.

    The Company's Energy Services segment primarily includes companies that provide energy services to customers located within the New York City tri-state metropolitan area and in Rhode Island through the following four lines of business: (i) home energy services provides residential customers with service and maintenance of energy systems and appliances, as well as the retail marketing of natural gas and electricity to residential customers; (ii) business solutions provides professional engineering-consulting and design of energy systems for commercial and industrial customers, including installation of plumbing, heating, ventilation and air conditioning ("HVAC") equipment; (iii) commodity procurement provides management and procurement services for fuel supply and management of energy sales, primarily for the Ravenswood Facility; and (iv) telecommunications services provides various services to carriers of voice and data transmission on Long Island and in New York City.

    Subsidiaries in the Energy Investments segment hold a 20% equity interest in the Iroquois Gas Transmission System LP, a pipeline that transports Canadian gas supply to markets in the Northeastern United States; a 50% interest in the Premier Transmission Pipeline and a 24.5% interest in Phoenix Natural Gas, both in Northern Ireland; investments in certain midstream natural gas assets in Western Canada owned jointly with Gulf Canada Resources Limited, through the Gulf Midstream Services Partnership ("GMS") and the ownership of certain oil producing properties in Alberta, Canada. These subsidiaries are primarily accounted for under the equity method. Accordingly, equity income from these investments is primarily reflected in other income and (deductions) in the Consolidated Statement of Income.

    The Other segment represents primarily unallocated administrative expenses, interest income earned on temporary cash investments, and preferred stock dividends.

     The accounting policies of the segments are the same as those used for the preparation of the Consolidated Financial Statements. The Company's segments are strategic business units that are managed separately because of their different operating and regulatory environments. At June

    30, 2000, the total assets of certain reportable segments increased from levels reported at December 31, 1999 as follows: the Energy Services segment's assets increased by approximately $200 million during the three months ended March 31, 2000, due primarily to the acquisition of three additional companies that provide energy-related services and the investment in MyHomeKey.com, Inc. The segment information presented below reflects amounts reported in the Consolidated Financial Statements for the three and six months ended June 30, 2000 and 1999.

                                                                                                       (IN THOUSANDS OF DOLLARS)
-----------------------------------------------------------------------------------------------------------------------------------
                          Gas         Electric     Gas Exploration      Energy      Energy
                      Distribution    Services      and Production     Services   Investments    Other    Eliminations  Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Three Months Ended
June 30, 2000
Unaffiliated Revenue   $   361,540 $     388,695 $        57,842 $      138,021 $    1,490    $       -     $      -  $      947,588
Intersegment Revenue          -             -              -             32,158           -           -        (32,158)         -
Operating Income            21,769        62,215          25,173         33,712     (2,518)        (6,827)         -         133,524
Earnings for
  Common Stock               2,279        28,841          10,465         17,155       1,543       (13,203)         -          47,080
Basic and Diluted
Earnings Per Share         $0.02          $0.22           $0.08          $0.13        $0.01        $(0.11)       $ -           $0.35

Three Months Ended
June 30, 1999
Unaffiliated Revenue   $   281,384 $     190,435 $        35,021 $      36,235  $       451   $       -     $      -    $    543,526
Intersegment Revenue          -             -                 -              -           -            -            -            -
Operating Income            21,461        30,133          10,610        (1,561)      (1,650)        2,218          -          61,211
Earnings for
  Common Stock               1,220        15,037           3,326          (851)       2,605        (7,038)         -          14,299
Basic and Diluted
Earnings Per Share          $0.01          $0.11           $0.02        $(0.01)        $0.02       $(0.05)  $      -          $0.10
====================================================================================================================================

                                                                                                       (IN THOUSANDS OF DOLLARS)
-----------------------------------------------------------------------------------------------------------------------------------
                          Gas         Electric     Gas Exploration      Energy        Energy
                      Distribution    Services     and Production     Services     Investments   Other   Eliminations   Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Six Months Ended
June 30, 2000
Unaffiliated Revenue   $ 1,166,243 $     723,099 $      107,218    $    264,640 $    3,001    $     -     $   -     $     2,264,201
Intersegment Revenue         -             -                 -           32,774           -         -      (32,774)              -
Operating Income           234,230       131,827         41,529          32,305     (3,053)      (6,808)      -            430,030
Earnings for
  Common Stock             129,058        71,520         15,963          15,585      5,190      (26,683)      -            210,633
Basic and Diluted
Earnings Per Share          $0.96          $0.53         $0.12           $0.12       $0.04       $(0.20)     $-              $1.57

Six Months Ended
June 30, 1999
Unaffiliated Revenue   $   999,682 $     365,293 $       61,541 $        77,069  $   1,049    $     -     $   -     $    1,504,634
Intersegment Revenue          -             -               -              -           -            -         -              -
Operating Income           227,200        63,260         14,081          (4,492)    (2,715)       6,103       -            303,437
Earnings for
  Common Stock             121,910        31,622          3,804          (2,500)     3,116       (9,121)      -            148,831
Basic and Diluted
   Earnings Per Share       $0.86          $0.22         $0.03           $(0.02)     $0.02       $(0.06)     $-              $1.05

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

    The Company presently estimates that the remaining cost of its MGP-related environmental cleanup activities will be approximately $120 million; which amount has been accrued by the Company as its current best estimate of its aggregate environmental liability for known sites. The currently-known conditions of the former MGP sites, their period and magnitude of operation, generally observed cleanup requirements and costs in the industry, current land use and ownership, and possible reuse have been considered in establishing contingency reserves. The Company believes that in the aggregate, the accrued liability for investigation and remediation of the MGP sites identified above are reasonable estimates of likely cost within a range of reasonable, foreseeable costs.

    Thirteen of the identified sites are currently the subject of Administrative Consent Orders ("ACO") with the DEC and another site is subject to the negotiation of an ACO or an agreement under DEC's Voluntary Clean-up Program. The Company's remaining MGP sites may not become subject to ACOs in the future, and accordingly no liability has been accrued for these sites.

    Under prior rate orders, the Public Service Commission of the State of New York ("NYPSC") has allowed recovery of costs related to certain KeySpan Energy Delivery New York MGP sites. The Company believes that current rate plans in effect for both Gas Distribution subsidiaries provide for recovery of environmental costs attributable to the Gas Distribution segment. At June 30, 2000, the Company had a total regulatory asset of approximately $98 million. Expenditures incurred to date by the Company with respect to MGP-related activities total approximately $19 million.


4.     LIQUIDITY AND FINANCINGS

    On June 1, 2000, the Company redeemed, at maturity, all 14,520,000 outstanding shares of its 7.95% Preferred Stock Series AA. The Company's obligation of $370.2 million included the mandatory redemption price of $25 per share totaling $363.0 million and dividends payable totaling $7.2 million. The redemption was satisfied through utilization of internally generated funds and proceeds from the issuance of commercial paper.

    During the six months ended June 30, 2000, the Company issued and repaid commercial paper to satisfy working capital needs and the mandatory redemption of preferred stock as discussed above. During the second quarter of 2000, the Company issued $319 million of commercial paper and repaid $56.5 million. At June 30, 2000, the Company had $262.5 million of commercial paper outstanding at an average annualized interest rate of 6.91%.

    KeySpan Energy Delivery Long Island filed a shelf registration statement with the Securities and Exchange Commission ("SEC") in December 1999 for the issuance of up to $600 million of Medium Term Notes. On February 1, 2000, KeySpan Energy Delivery Long Island issued $400 million 7.875 % Notes due February 1, 2010. The net proceeds from the issuance were used to repay the Company for its costs in extinguishing $397 million of promissory notes to LIPA that matured in June 1999. The Medium Term Notes are fully and unconditionally guaranteed by the Company. At June 30, 2000, $200 million of Medium Term Notes remain available for issuance under the shelf registration statement.

    During the quarter ended June 30, 2000, THEC borrowed $14 million under its credit facility with a commercial bank and repaid $16 million of outstanding borrowings. At June 30, 2000, $177 million remained outstanding under this facility at a weighted average annualized interest rate of 7.71%. In addition, during the quarter ended June 30, 2000, a subsidiary in the Energy Investments segment increased its borrowings under a revolving loan agreement with a financial institution in Canada by $5.2 million U.S. . At June 30, 2000, $120 million U.S. was outstanding at a weighted average annualized interest rate of 6.51%.


5.    ACQUISITION OF EASTERN ENTERPRISES

    On November 4, 1999, the Company and Eastern Enterprises ("Eastern") announced that the companies had signed a definitive merger agreement under which the Company will acquire all of the common stock of Eastern for $64.00 per share in cash, subject to adjustment. The Agreement and Plan of Merger is included as an exhibit to the Company's Form 8-K filed on November 5, 1999. The transaction has a total value of approximately $2.5 billion and will be accounted for utilizing purchase accounting.

    In connection with the merger, Eastern has amended its merger agreement with EnergyNorth, Inc. ("EnergyNorth") to provide for an all cash acquisition by Eastern of EnergyNorth shares at a price per share of $61.13, subject to adjustment. The restructured EnergyNorth merger is expected to close contemporaneously with the KeySpan/Eastern transaction. The EnergyNorth transaction has a total value of approximately $250 million. Proforma financial statements for the Eastern and EnergyNorth transactions are included as an exhibit to this Form 10-Q.

    The Company intends to access the financial markets in the fourth quarter of 2000 to finance approximately $2 billion for the Eastern and EnergyNorth transactions. The Company intends to use bridge financing to fund these transactions initially and then replace the bridge financing with $1.65 billion of long-term debt securities as soon as practicable thereafter. The remaining balance will be financed through the issuance of commercial paper. The Company anticipates issuing several different maturities of long-term debt to balance its future debt capital maturity structure.

    The Company expects pre-tax annual cost savings resulting from the transactions to be approximately $40 million. These cost savings result primarily from the elimination of duplicate corporate and administrative programs, greater efficiencies in operations and business processes, and increased purchasing efficiencies. The Company expects to achieve the majority of the reductions through a variety of programs which would include hiring freezes, attrition and separation programs, including implementation of an early retirement program and targeted voluntary severance program in the third and fourth quarters of 2000. The Company is currently in the process of finalizing these programs and will report the potential effect of these initiatives on earnings and cash flow from operations when job positions and cost estimates have been finalized.

    Following the closing of these transactions, the Company will become subject to the regulation of the SEC as a registered holding company under the
    Public Utility Holding Company Act of 1935, as amended. As such, the corporate and financial activities of the Company and its subsidiaries, including such entities' ability to pay dividends, will be subject to SEC regulation. The merger is conditioned upon the approval of the SEC. Shareholders of both Eastern and EnergyNorth, as well as the New Hampshire Public Utility Commission (with respect to Eastern's acquisition of EnergyNorth) have approved the transactions. The Company anticipates that the transaction will be consummated in the fourth quarter of 2000, but is unable to determine when or if the required SEC approval will be obtained.

     Eastern owns and operates Boston Gas Company, Colonial Gas Company, Essex Gas Company, Midland Enterprises Inc., Transgas Inc., and ServicEdge Partners, Inc., which primarily serve the Massachusetts area.


6.    NEW YORK STATE INDEPENDENT SYSTEM OPERATOR ("NYISO") MATTERS

    The  Company  currently   realizes  revenues  from  its  investment  in  the
    Ravenswood Facility through the wholesale sale of energy, capacity and ancillary services. Ancillary services include spinning reserves and non spinning reserves ("Reserves") available to replace energy that is unable to be delivered due to the unexpected loss of a major energy source.

    Due to the increase in the market-clearing price of Reserves during the first quarter of 2000, the NYISO requested that the Federal Energy Regulatory Commission ("FERC") approve a bid cap on Reserves as well as requiring a refunding of so-called alleged "excess payments" received by sellers into the ancillary services market, including the Ravenswood Facility and LIPA. Other market participants, including buyers of Reserves and electric utilities as load serving entities ("LSEs") also filed complaints with FERC and intervened in the various FERC proceedings related to Reserves and proposed alternative remedies.

    On May 31, 2000, FERC issued an order on Reserves (the "Reserves Order") that granted approval of a bid cap for non-spinning reserves which includes payments for the opportunity cost of not making energy sales. The other requests - such as a bid cap for spinning reserves, retroactive refunds, recalculation of Reserve prices for March 2000, and convening a technical conference and settlement proceeding - were rejected by FERC. Pursuant to the Reserves Order, the NYISO made its first compliance filing to FERC on June 15, 2000. However, the NYISO and several other market participants have requested rehearing of the Reserves Order. In response to a NYISO request, FERC has allowed the NYISO to recalculate Reserve prices for the March 2000 period applying the bid cap that FERC had previously rejected, pending its review on the rehearing requests of the Reserves Order.

    Additionally, the wholesale energy market has also been the focus of increased market based pricing. On June 30, 2000, the NYISO petitioned FERC to approve a $1,300/MWh bid cap in the energy market to be effective July 6, 2000 through October 28, 2000. The NYISO requested the bid cap because it believes that there is a purported lack of price responsive demand and the start- up problems associated with implementation of the NYISO might cause severe price spikes during the summer peak months. In response, on July 26, 2000, the FERC issued an order (the "Energy Market Order") approving a $1,000/MWh bid cap in the energy market effective July 26, 2000 through October 28, 2000. The Energy Market Order also requires the NYISO to identify certain "market flaw problems" and to report them to FERC by September 1, 2000.

    The Company is opposing the relief requested by the NYISO and the LSEs and believes that the ultimate resolution of these issues will not have a material effect on its consolidated financial position or results of operations.


7.    DERIVATIVE FINANCIAL INSTRUMENTS

    In connection with the Company's anticipated purchase of Eastern (See Note 5, "Acquisition of Eastern Enterprises") and the anticipated issuance of long-term debt securities to finance the acquisition, the Company entered into forward interest rate lock agreements to hedge a portion of the risk that the cost of the future issuance of fixed-rate debt may be adversely affected by changes in interest rates. Through June 30, 2000, the Company has entered into $1.25 billion of forward interest rate lock agreements. The interest lock rates range from 7.070% to 7.780% and have maturities that range from 5 to 30 years. The Company estimates that it has hedged approximately 76% of the estimated long-term debt financing associated with the purchase of Eastern. However, interest rates associated with these forward lock agreements could change if the Company's bond rating at the time of the debt issuance changes. Under an interest rate lock agreement, the Company agrees to pay or receive an amount equal to the difference between the net present value of the cash flows for a notional principal amount of indebtedness based on the existing yield of a hedging instrument at the date of the agreement and at the date the agreement is settled. Gains and losses on interest rate lock agreements will be deferred and amortized over the life of the underlying debt to be issued. The notional amounts of the agreements are not exchanged. The Company has entered into interest rate lock agreements with more than one major financial institution in order to minimize counter party credit risk.

    Also during the quarter, the Company entered into a number of derivative swap instruments to fix the selling price on a portion of its estimated summer peak electric sales through the Ravenswood Facility. For the months of June through August, the Company hedged the sales price on approximately 30%, or 552,800 megawatt hours, of the Ravenswood Facility's estimated summer peak electric sales (or approximately 10% of the Ravenswood Facility's estimated yearly electric sales) to protect against a potential degradation in market prices during the summer. Under these swap agreements, the Company will receive a fixed price of $109 per megawatt hour of electricity sold during summer peak hours and pay the counter party the then current floating market price for peak electric supply. The Company will receive the then current floating market price of peak electric energy when the Ravenswood Facility sells electric energy to the NYISO. These derivatives have been accounted for as cash-flow hedges. The Company also has a modest tolling arrangement with a counter party under which it has "locked-in" approximately five percent of its estimated summer season profit margin. Under this arrangement, the Company has received an up-front fee and will pay the counter party, on a monthly basis, its actual realized profit margin from the sale of electric energy.


8.    NEW FINANCIAL ACCOUNTING STANDARDS

     In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 to fiscal years beginning after July 15, 2000. The Company will therefore adopt SFAS No. 133 in the first quarter of fiscal year 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

    In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No 133." SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for a number of transactions. The most significant amendment to SFAS 133 as it relates to the Company is that the normal purchases and normal sales exception found in SFAS 133 may now be applied to contracts that implicitly or explicitly permit net settlement, and contracts that have a market mechanism to facilitate net settlement. Therefore, under SFAS 138 the Company's gas procurement contracts are not considered derivative financial instruments.

    All of the Company's derivative financial instruments, except for certain interest rate swaps, are cash-flow hedges. As a result, implementation of SFAS No. 133 and 138 when adopted, are not expected to have a material effect on the Company's net income, but could have a significant effect on comprehensive income because of fluctuations in the market value of the derivatives employed for hedging certain risks. Under SFAS No. 133, periodic changes in market value of derivatives which meet the definition of a hedge are recorded as comprehensive income, subject to effectiveness, and then included in net income to match the underlying hedged transactions.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Consolidated Results

The following is a summary of items affecting comparative earnings and a discussion of material changes in revenues and expenses during the three and six month periods ended June 30, 2000 compared to the three and six month periods ended June 30, 1999. All per share amounts are stated on a diluted basis. For all periods presented, diluted earnings per share is the same as basic earnings per share, since there was no effect on earnings per share from the Company's options and those of its subsidiary, The Houston Exploration Company ("THEC"). (Capitalized terms used in the discussions to follow but not otherwise defined, have the same meaning as when used in the Footnotes to the Consolidated Financial Statements included under Item 1.)

Earnings Summary
----------------

Consolidated earnings (loss) by reporting segment is set forth in the following table for the periods indicated:


                                                                                                        (IN THOUSANDS OF DOLLARS)
---------------------------------------------------------------------------------------------------------------------------------
                                           Three Months             Three Months              Six Months               Six Months
                                              Ended                     Ended                    Ended                    Ended
                                          June 30, 2000            June 30, 1999            June 30, 2000            June 30, 1999
----------------------------------------------------------------------------------------------------------------------------------

Gas Distribution                       $      2,279  $                 1,220  $               129,058  $               121,910
Electric Services                            28,841                   15,037                   71,520                   31,622
Gas Exploration and
    Production                               10,465                    3,326                   15,963                    3,804
Energy Services                              17,155                     (851)                  15,585                   (2,500)
Energy Investments                            1,543                    2,605                    5,190                    3,116
Other                                       (13,203)                  (7,038)                 (26,683)                  (9,121)
----------------------------------------------------------------------------------------------------------------------------------
                                       $     47,080  $                14,299  $               210,633  $               148,831
----------------------------------------------------------------------------------------------------------------------------------

Consolidated earnings per share were $0.35 and $1.57 for the three and six months ended June 30, 2000, respectively compared to $0.10 and $1.05 for the corresponding periods last year. The Company's average common shares outstanding for both periods ended June 30, 2000 were approximately five percent less than the same periods last year due to a stock repurchase program in 1999.

The increase in consolidated earnings in both periods reflects, primarily the Company's investment in the 2,168 megawatt Ravenswood electric generating facility ("Ravenswood Facility") located in Queens, New York, which was acquired in June 1999. Earnings from the Ravenswood Facility were

$22.8 million and $55.6 million for the three and six months ended June 30, 2000, respectively. Since the facility was acquired in June 1999, earnings attributable to that facility for the three and six months ended June 30 1999 were minimal. Results of operations of the Energy Services segment reflect, primarily, earnings from intercompany fuel procurement and energy management services provided to the Ravenswood Facility. Gas distribution earnings for quarters ended June 30 generally are marginally profitable or unprofitable due to the seasonal nature of gas heating sales. The increase in earnings from the Gas Distribution segment for the six months ended June 30, 2000, compared to the corresponding period last year reflects revenue benefits from continued gas sales growth and favorable gas prices compared to oil prices.

Consolidated earnings for the three and six months ended June 30, 2000, also reflect improved performance from the Company's Gas Exploration and Production segment, which benefitted from significantly higher realized gas prices and increased production volumes compared to last year. In addition, on March 31, 2000 the Company increased its ownership in THEC from 64% to 70%.

Partially offsetting the aforementioned benefits to comparative earnings was a decrease in interest income on temporary cash investments. Interest income has been decreasing as the Company used cash to finance acquisitions and repurchase shares of its common stock in 1999.

Revenues
--------

Consolidated revenues were $947.6 million for the three months ended June 30, 2000, compared to $543.5 million for the corresponding period last year, an increase of $404.1 million or 74%. For the six months ended June 30, 2000 consolidated revenues were $2.3 billion, compared to $1.5 billion for the corresponding period last year, an increase of $759.6 million or 50%. The increases in revenues are due primarily to: (i) the addition of the Ravenswood Facility which contributed $178.5 million and $326.7 million in revenues during the three and six months ended June 30, 2000, respectively; (ii) increases in Gas Distribution revenues of $80.2 million and $166.6 million for the three and six months ended June 30, 2000, respectively; and (iii) increases of $101.8 million and $187.6 million in revenues for the three and six months ended June 30, 2000, respectively from the Energy Services segment. Revenues from the Gas Distribution segment benefitted from continued gas sales growth and favorable gas prices as compared to oil prices. Revenues from the Gas Distribution segment also include recovery of gas costs, which have been higher in 2000 compared to 1999. The increase in revenues from the Energy Services segment resulted from recent acquisitions of companies providing various energy-related services throughout the New York City tri-state metropolitan area and Rhode Island, and sales growth related to the Company's gas marketing subsidiary.

Operating Expenses
------------------

Consolidated operating expenses were $814.1 million for the second quarter of 2000 compared to $482.3 million for the corresponding period last year, an increase of $331.7 million, or 69%. For the six months ended June 30, 2000 consolidated operating expenses were $1.8 billion compared to $1.2 billion for the corresponding period last year, an increase of $633.0 million, or 53%. The increases in operating expenses were primarily the result of higher purchased fuel and gas costs, and higher operations and maintenance expenses. Purchased fuel expense for the operation of the Ravenswood Facility was $72.8 million and $140.6 million for the quarter and period ended June 30, 2000, respectively. The Company did not incur any fuel costs for the Ravenswood Facility for the corresponding periods last year. The prior owner of the Ravenswood Facility, Consolidated Edison Company of New York ("Con Ed") owned and supplied the fuel necessary to operate the Ravenswood Facility from June 19, 1999 until the start of the New York Independent System Operator ("NYISO") on November 19, 1999. During this time, all of the energy generated by the Ravenswood Facility was supplied to Con Ed.

The increase in gas costs for both periods of 2000 compared to the comparable periods last year, resulted from gas sales growth associated with the Company's two gas distribution subsidiaries and its gas marketing subsidiary, as well as higher gas prices. Variations in utility gas costs have little impact on operating results as the current gas rate structure of each of the Company's gas distribution utilities includes a gas adjustment clause, pursuant to which variations between actual gas costs and gas cost recoveries are deferred and subsequently refunded to or collected from customers.

Operations and maintenance expenses have increased by $139.3 million or 58% for the three months ended June 30, 2000 and by $262.3 million or 56% for the six months ended June 30, 2000 compared to the corresponding periods last year primarily as a result of recent acquisitions of companies providing various energy-related services, the operations of the Ravenswood Facility and the installation of an underground transmission line to reinforce the electric system capacity on the southfork of Long Island on behalf of the Long Island Power Authority ("LIPA"). Costs to install the underground transmission line are currently being recovered from LIPA as part of the Management Services Agreement.

Other Income and (Deductions)
-----------------------------

Other income includes equity income from subsidiaries comprising the Energy Investments segment, primarily the Company's investments in Canada. In addition, other income also includes interest income from temporary cash investments and the effect on net income from the minority interest associated primarily with THEC. During the second quarter of 2000, the Company recognized equity income from its Canadian investments of $4.5 million, compared to $2.5 million during the second quarter of 1999. The Company's Canadian investments contributed $10.8 million of equity income for the six months ended June 30, 2000 compared to $5.2 million for the corresponding period last year. As previously mentioned, interest income has been decreasing as the Company used cash to finance acquisitions and repurchase shares of its common stock. Further, for the six months ended June 30, 2000, other income includes a charge of $9 million related to certain rate settlement issues, compared to a charge of $6 million recorded in the three and six months ended June 30, 1999.

Other Expenses
--------------

Interest expense for the second quarter of 2000 was $42.3 million compared to $34.9 million for the corresponding period last year, an increase of $7.4 million or 21%. Interest expense for the six months ended June 30, 2000 was $77.3 million compared to $70.8 million for the corresponding period last year, an increase of $6.5 million or 9%. Interest expense for both periods ended June 30, 2000 reflects higher levels of debt outstanding, primarily related to the Medium Terms Notes issued in February 2000, the Company's Canadian investments and higher commercial paper borrowings.

Income tax expense reflects the higher level of pre-tax income for the quarter and six months ended June 30, 2000, compared to the corresponding periods last year. Income tax expense for the quarter and six months ended June 30, 1999 reflects an adjustment to deferred tax expense and current tax expense for the utilization of previously deferred net operating loss ("NOL") carryforwards recorded in 1998. In 1998, the Company recorded as a deferred tax asset, a benefit of $71.1 million for NOL carryforwards. The Company estimated that $57.4 million of the benefits from the NOL carryforwards from 1998 would be realized in its consolidated 1999 federal and state income tax returns, and accordingly, applied the NOL benefits in its 1999 federal and state tax provisions.


ANTICIPATED FUTURE DEVELOPMENTS

Acquisition of Eastern Enterprises
----------------------------------

On November 4, 1999, the Company and Eastern Enterprises ("Eastern") announced that the companies had signed a definitive merger agreement under which the Company will acquire all of the common stock of Eastern. Further, in connection with the merger, Eastern has amended its merger agreement with EnergyNorth, Inc. ("EnergyNorth") to provide for an all cash acquisition by Eastern of EnergyNorth. The proposed transactions are expected to close contemporaneously in the fourth quarter of calendar year 2000. See Note 5 to the Consolidated Financial Statements, "Acquisition of Eastern Enterprises" for a further explanation of the proposed transactions.

The Company expects to raise approximately $2 billion in financing for the transactions and the goodwill associated with the transactions is currently estimated to be approximately $1 billion. Consolidated twelve month proforma statements, including future interest expense and the amortization of goodwill, indicate that the transactions will have a dilutive effect on net income. However, the consolidated proforma statements, which have been included as an exhibit to this Form 10Q, do not include: i) continued gas sales growth throughout the Company's current and future service territory, especially on Long Island and New England; ii) earnings enhancement from the Company's investment in the Ravenswood Facility; iii) the continued successful integration of acquired companies providing energy-related services within the Company's Energy Services segment; and iv) anticipated before-tax synergy savings of $40 million annually starting in 2001. The Company currently expects that these earnings enhancements will offset the dilutive effects of the Eastern and EnergyNorth transactions. Further, the Company anticipates that the transactions will be accretive to cash flow immediately following the closing of the transactions.

In line with the Company's objective to realize synergy savings, the Company intends to implement an early retirement program and a targeted voluntary severance program in the third and fourth quarters of 2000. The Company is currently in the process of finalizing these programs and will report the potential effect of these initiatives on earnings and cash flow from operations when job positions and cost estimates have been finalized.

Following the announcement that the Company had entered into an agreement to purchase Eastern, Standard & Poor's Rating Services placed the Company's and certain of its subsidiaries', as well as Eastern's corporate credit, senior unsecured debt, and preferred stock on Credit Watch with negative implications. Similarly, Moody's Investors Service also placed the Company's and certain of its subsidiaries', as well as Eastern's corporate credit, senior unsecured debt, commercial paper and preferred stock on review for possible downgrade. The Company anticipates that both Standard & Poor's and Moody's will finalize their review process by the Company's fourth calender quarter. At this point in time, the Company can not predict the outcome of these evaluations. However, if the rating of the Company's long-term debt were to decrease below the "A" range by at least two credit rating agencies, the Company would be required to post an approximately $600 million letter of credit to service the Company's obligations under existing promissory notes issued to LIPA. In August, Standard and Poor's announced that the Company will be added to the natural gas industry group of the Standard and Poor's 500 Index. The Company had previously been included in the Standard and Poor's MidCap 400 Index.

Segment Results

Gas Distribution
----------------

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

                                                                                                           (IN THOUSANDS OF DOLLARS)
-----------------------------------------------------------------------------------------------------------------------------------
                                          Three Months            Three Months             Six Months              Six Months
                                              Ended                  Ended                   Ended                    Ended
                                          June 30, 2000          June 30, 1999           June 30, 2000            June 30, 1999
-----------------------------------------------------------------------------------------------------------------------------------
Revenues                              $       361,540  $              281,384  $            1,166,243 $                 999,682
Purchased gas for resale                      155,997                  96,819                 530,629                   408,073
Revenue taxes                                  19,538                  18,596                  64,079                    62,903
-------------------------------------------------------------------------------------------------------------------------------
Net Revenues                                  186,005                 165,969                 571,535                   528,706
-------------------------------------------------------------------------------------------------------------------------------
Operations and maintenance                    104,708                  92,917                 219,526                   197,515
Depreciation and amortization                  30,072                  24,351                  57,368                    48,605
Operating taxes                                29,456                  27,240                  60,411                    55,386
-------------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                      164,236                 144,508                 337,305                   301,506
-------------------------------------------------------------------------------------------------------------------------------
Operating Income                      $        21,769  $               21,461  $              234,230 $                 227,200
-------------------------------------------------------------------------------------------------------------------------------
Earnings for Common Stock             $         2,279  $                1,220  $              129,058 $                 121,910
-------------------------------------------------------------------------------------------------------------------------------
Firm gas sales (MDTH)                          29,037                  25,735                 107,771                   104,048
Firm transportation (MDTH)                      5,144                   3,915                  15,627                    12,141
Transportation - Electric
  Generation (MDTH)                            17,845                  20,923                  30,631                    29,411
Other sales (MDTH)                             22,326                   8,998                  42,493                    25,838
Warmer than normal                             8.7%                    14.2%                   5.9%                      9.1%
------------------------------------  -----------------  ----------------------  ---------------------- -------------------------

An MDTH is 10,000 therms (British Thermal Units) and reflects the heating content of approximately one million cubic feet of gas. A therm reflects the heating content of approximately 100 cubic feet of gas. One billion cubic feet
(BCF) of gas equals approximately 1,000 MDTH.


NET REVENUES

Net gas revenues increased during the second quarter of 2000, compared to the second quarter of last year, by $20.0 million or 12%. For the six months ended June 30, 2000, net gas revenues increased by $42.8 million or 8% compared to the corresponding period of last year. The increase in net gas revenues for both periods was due to continued gas sales growth and favorable gas prices compared to oil prices. Firm net gas revenues grew approximately $9 million and $19 million for the three and six months ended June 30, 2000, respectively over the corresponding periods in 1999, through the addition of new gas customers and oil to gas conversions, primarily in the Long Island market. Long Island has a low natural gas saturation rate and significant gas sales growth opportunities are believed to be available. The Company estimates that on Long Island less than 30% of the residential and multi-family markets, and approximately 70% of the commercial market currently use natural gas for space heating. In the Long Island service area, the Company will continue to seek growth through the expansion of its distribution system, as well as through the conversion of residential homes from oil-to-gas for space heating purposes and the pursuit of opportunities to grow multi- family, industrial and commercial markets.

In the large volume heating markets and other interruptible markets, which include large apartment houses, government buildings and schools, gas service is provided under rates that are set to compete with prices of alternative fuel, including No. 2 and No. 6 grade heating oil. Due to the increase in the price of heating grade fuel oil, gas is currently selling at a discount to heating oil. The Company increased sales in these markets by approximately $11 million and $20 million for the three and six months ended June 30, 2000, respectively compared to the same periods last year, through aggressive unit pricing and the addition of two large commercial and industrial customers.

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

The Company's gas distribution subsidiaries operate under utility tariffs that each contain a weather normalization adjustment that largely offsets shortfalls or excesses of firm net revenues (i.e., revenues less gas costs and revenue taxes) during a heating season due to variations from normal weather.

SALES, TRANSPORTATION AND OTHER QUANTITIES

Comparative firm gas sales and transportation quantities for the three and six months ended June 30, 2000 reflect the increase in firm sales, as discussed above. Firm gas transportation quantities increased in both the three and six months ended June 30, 2000, as the Company continues its natural gas deregulation initiatives. The Company's net margins are currently not affected by customers opting to purchase their gas supply from sources other than the Company, since distribution rates charged to transportation customers are the same as those charged to full sales service customers.

Transportation   quantities   related  to   electric   generation   reflect  the
transportation of gas to the Company's electric generating facilities located on Long Island. Net revenues from these services are minimal.

Other sales quantities include on-system interruptible quantities, off-system sales quantities (sales made to customers outside of the Company's service territories) and related transportation. Effective April 1, 2000, the Company entered into an agreement with Coral Energy Resources, L.P., ("Coral") a subsidiary of Shell Oil Company. Coral assists in the origination, structuring, valuation and execution of energy-related transactions. A sharing exists between gas ratepayers and the Company's two gas distribution subsidiaries (collectively referred to as the "Gas Companies") for off-system gas transactions. The Gas Companies' share of the profits on such transactions is then shared with Coral. The Gas Companies also share in revenues arising from certain transactions initiated by Coral. Prior to this agreement with Coral, KeySpan Energy Delivery New York had an agreement with Enron Capital and Trade Resources Corp., ("Enron") a subsidiary of Enron Corp., which expired on March 30, 2000. Pursuant to this agreement, Enron provided gas supply and asset management services to KeySpan Energy Delivery New York for a fee, and obtained the right to earn revenues based upon its management of KeySpan Energy Delivery New York's gas supply requirements, storage arrangements and off-system capacity. As a result of this agreement, KeySpan Energy Delivery New York did not report any off-system sales quantities in 1999.

OPERATING EXPENSES

Operating expenses increased by $19.7 million, or 14%, in the second quarter of 2000 compared to the corresponding quarter last year, and by $35.8 million, or 12% for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. Operations and maintenance expense in both periods reflects, generally higher labor costs and associated employee benefit expenses, higher accruals for uncollectible accounts and higher marketing costs and incentives related to the Company's gas expansion initiatives on Long Island. The increase in depreciation and amortization expense generally reflects continued property additions, and the amortization of certain regulatory items previously deferred and now being recovered through revenue recovery mechanisms. Further, operating taxes which include state and local taxes on property have increased as the applicable property base and tax rates generally have increased.

Electric Services

The Electric Services segment primarily consists of subsidiaries that own, lease and operate oil and gas fired generating plants in Queens and Long Island, and through long-term contracts, manage the electric T&D system, the fuel and electric purchases, and the off-system electric sales for LIPA.

Selected financial data for the Electric Services segment is set forth in the table below for the periods indicated.



                                                                                                    (IN THOUSANDS OF DOLLARS)
----------------------------------------------------------------------------------------------------------------------------------
                                           Three Months            Three Months              Six Months               Six Months
                                              Ended                    Ended                    Ended                   Ended
                                           June 30, 2000           June 30, 1999            June 30, 2000            June 30, 1999
----------------------------------------------------------------------------------------------------------------------------------
Revenues
  LIPA service agreements             $       210,150  $               181,734  $               395,560 $                356,592
  Ravenswood Facility                         178,545                    8,701                  326,685                    8,701
  Other                                             -                        -                      854                        -
----------------------------------------------------------------------------------------------------------------------------------
Total Revenues                                388,695                  190,435                  723,099                  365,293
Purchased fuel                                 72,772                        -                  140,649                        -
----------------------------------------------------------------------------------------------------------------------------------
Net Revenues                                  315,923                  190,435                  582,450                  365,293
----------------------------------------------------------------------------------------------------------------------------------
  Operations and
   maintenance                                203,717                  121,518                  348,877                  224,330
  Depreciation                                 12,296                   10,337                   24,561                   20,265
  Operating taxes                              37,695                   28,447                   77,185                   57,438
----------------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                      253,708                  160,302                  450,623                  302,033
----------------------------------------------------------------------------------------------------------------------------------
Operating Income                      $        62,215  $                30,133  $               131,827 $                 63,260
----------------------------------------------------------------------------------------------------------------------------------
Earnings for Common Stock             $        28,841  $                15,037  $                71,520 $                 31,622
----------------------------------------------------------------------------------------------------------------------------------

NET REVENUES

Electric net revenues increased by $125.5 million, or 66%, and by $217.2 million, or 59% in the three and six months ended June 30, 2000, respectively compared to the comparable periods last year. The increase in electric net revenues is due primarily to the Ravenswood Facility. As previously mentioned, the Company acquired its interest in the Ravenswood Facility in June 1999 and as a result revenues attributable to that facility for the second quarter of 1999 were minimal. Purchased fuel expense for the operation of the Ravenswood Facility was $72.8 million and $140.6 million for the quarter and period ended June 30, 2000, respectively. The Company did not incur any fuel costs for the Ravenswood Facility for the corresponding period last year. The prior owner of the Ravenswood Facility, Consolidated Edison Company of New York ("Con Ed"), owned and supplied the fuel necessary to operate the Ravenswood Facility from June 19, 1999 until the start of the NYISO on November 18, 1999. During this time, all of the energy generated by the Ravenswood Facility was supplied to Con Ed.

Net revenues from the Company's service agreements with LIPA were $28.4 million higher in the second quarter of 2000 compared to the second quarter of 1999, and $39.0 million higher for the six months ended June 30, 2000 compared to the comparable period last year. The increase in comparative revenues is primarily the result of a major construction project being performed by the Company on behalf of LIPA. In June 2000, the Company completed the installation of an underground transmission line to reinforce the electric system capacity on the southfork of Long Island. The project was performed under a fixed fee contract with LIPA as part of the Management Services Agreement ("MSA"). The Company can earn incentives from this project if its actual cost to install the transmission line is less than the budgeted cost under the contract.

Further, revenues for both the quarter and six months ended June 30, 2000 include $10 million of off-system sales from the Company's Long Island electric generation units. Under the terms of Energy Management Agreement ("EMA"), the Company is entitled to one-third of the profit from any off-system electricity sales arranged by the Company on LIPA's behalf. (For a description of the LIPA service agreements, see the Company's Annual Report on Form 10K for the year ended December 31, 1999.)

The Company has realized significant revenues and profits from the sale of energy, capacity and ancillary services from the Ravenswood Facility and through the EMA. (Ancillary services include primarily spinning reserves and non-spinning reserves.) Due to the significant increase in the market-clearing price for electricity and certain ancillary services, the NYISO and other market participants have requested that FERC cap the sales prices for both energy sales and the sale of ancillary services. See Note 6 to the Consolidated Financial Statements, "New York State Independent System Operator ("NYISO") Matters" for a further discussion of these matters.

OPERATING EXPENSES

Operating expenses for the second quarter of 2000 increased by $93.4 million or 58% compared to the second quarter of 1999. Operating expenses for the six months ended June 30, 2000, increased by $148.6 million or 49%, compared to the comparable period in 1999. The increase in operating expenses for both periods in 2000 reflects primarily the operations of the Ravenswood Facility. Operating expenses associated with the Ravenswood Facility increased by $59.8 million and $90.7 million for the three and six months ended June 30, 2000, respectively, compared to the corresponding periods of 1999. Included in operating expenses for the Ravenswood Facility are charges of $32.2 million and $32.8 million for the quarter and six months ended June 30, 2000, respectively for fuel management services provided by a Company subsidiary within the Energy Services segment. There were no comparable charges in 1999. Operating expenses incurred by the Company under the LIPA Service Agreements increased by $33.6 million and $57.9 million for the three and six months ended June 30, 2000, respectively, primarily reflecting costs incurred to install the new electric transmission line discussed above.

EARNINGS
In addition to the aforementioned, earnings available for common stock also reflect an allocation for interest expense, state and federal income tax provisions, and, for the three and six months ended June 30, 2000, a charge, net of tax, of $2.2 million for the loss on the sale of certain assets.

OTHER ISSUES

The Company has filed an application with the NYPSC to build a new 250 MW cogeneration facility at the Ravenswood Facility. The facility, which will generate electricity and steam, is expected to be in service in 2003. Further, the Company continues to evaluate the electric needs on Long Island and may, if economic circumstances and energy needs so warrant, proceed with strategies to add additional electric capacity on Long Island.


Gas Exploration and Production
------------------------------

The Gas Exploration and Production segment is engaged in gas and oil exploration and production, and the development and acquisition of domestic natural gas and oil properties. This segment consists of the Company's 70% equity interest in THEC, as well as KeySpan Exploration and Production LLC, the Company's wholly owned subsidiary engaged in a joint venture with THEC. On March 31, 2000, under a pre-existing credit arrangement, approximately $80 million in debt owed by THEC to the Company was converted into THEC common equity. Upon such conversion, the Company's common equity ownership interest in THEC increased from 64% to approximately 70%.

Selected financial data and operating statistics for the Gas Exploration and Production segment are set forth in the following table for the periods indicated.

                                                                                                           (IN THOUSANDS OF DOLLARS)
-----------------------------------------------------------------------------------------------------------------------------------
                                                Three Months           Three Months             Six Months             Six Months
                                                   Ended                  Ended                   Ended                   Ended
                                                June 30, 2000          June 30, 1999           June 30, 2000          June 30, 1999
-----------------------------------------------------------------------------------------------------------------------------------
Revenues                                   $      57,842   $             35,021  $              107,218  $              61,541
Depreciation and amortization                     22,246                 17,972                  43,249                 35,029
Other operating expenses                          10,423                  6,439                  22,440                 12,431
-----------------------------------------------------------------------------------------------------------------------------------
Operating Income                           $      25,173   $             10,610  $               41,529  $              14,081
-----------------------------------------------------------------------------------------------------------------------------------
Earnings for Common Stock                  $      10,465   $              3,326  $               15,963  $               3,804
-----------------------------------------------------------------------------------------------------------------------------------
Natural gas production (Mmcfe)                    19,151                 17,185                  39,068                 33,650
Natural gas (per Mcf) realized             $        2.98   $               2.03  $                 2.70  $                1.82
Natural gas (per Mcf) unhedged             $        3.37   $               2.03  $                 2.88  $                1.82
Proved reserves (BCFe)                               569                    480                     569                    480
-----------------------------------------------------------------------------------------------------------------------------------

       Operating income above represents 100% of the Company's gas exploration and production subsidiaries' results for the periods indicated. Earnings, however, are adjusted to reflect the Company's minority interest and, accordingly, include 70% of THEC's results for the quarter ending June 30, 2000 and 64% of THEC's results for all periods prior to March 31, 2000. Gas reserves and production are stated in BCFe and Mmcfe, which includes equivalent oil reserves.

OPERATING INCOME

Operating income increased by $14.6 million and $27.4 million for the three and six months ended June 30, 2000, respectively compared to corresponding periods in 1999. The increase in operating income for the second quarter of 2000 compared to the second quarter of 1999 reflects the benefits derived from an 11% increase in production volumes, combined with a 47% increase in average realized gas prices (average wellhead price received for production plus hedging gains and losses). For the six months ended June 30, 2000, operating income reflects the benefits derived from a 16% increase in production volumes, combined with a 48% increase in average realized gas prices over comparable amounts for the corresponding period in 1999. At June 30, 2000 the Company's gas exploration and production subsidiaries had 569 BCFe of net proved reserves of natural gas, of which approximately 75% are classified as proved developed.


Energy Services
---------------

The Company's Energy Services segment primarily includes companies that provide services through four lines of business to clients located within the New York tri-state metropolitan area and in Rhode Island. The lines of business include: home energy services; business solutions; commodity procurement; and telecommunications services.

In February 2000, the Company acquired three additional companies that provide energy-related services within these lines of business. In addition, the Company is also involved, through a joint venture, in providing energy-related services to consumers through the MyHomeKey.com website. MyHomeKey is a personalized, Internet-based home management system that puts service providers at customers' fingertips, delivers advice and one-stop shopping for most home products and services. MyHomeKey.com is currently under development and is anticipated to be launched in the summer of 2000.

Selected financial data for the Energy Services segment is set forth in the following table for the periods indicated.

                                                                                                           (IN THOUSANDS OF DOLLARS)
-----------------------------------------------------------------------------------------------------------------------------------
                                                     Three Months          Three Months           Six Months            Six Months
                                                        Ended                 Ended                  Ended                Ended
                                                     June 30, 2000        June 30, 1999          June 30, 2000         June 30, 1999
-----------------------------------------------------------------------------------------------------------------------------------
 Unaffiliated revenues                           $    138,021  $             36,235  $             264,640 $               77,069
 Intersegment revenues                                 32,158                     -                 32,774                      -
 Cost of goods sold                                   116,240                29,669                222,593                 64,047
------------------------------------------------------------------------------------------------------------------------------------
 Gross Profit Margin                                   53,939                 6,566                 74,821                 13,022
 Depreciation and amortization                          2,399                   653                  4,585                  1,370
 Other operating expenses                              17,828                 7,474                 37,931                 16,144
-----------------------------------------------------------------------------------------------------------------------------------
 Operating Income (Loss)                         $     33,712  $             (1,561) $              32,305 $               (4,492)
-----------------------------------------------  ------------  --------------------  --------------------- ------------------------
 Earnings (Loss) for Common Stock                $     17,155  $               (851) $              15,585 $               (2,500)
-----------------------------------------------  ------------  --------------------  --------------------- ------------------------

The increase in results of operations of the Energy Services segment for both the three and six months ended June 30, 2000 compared to the corresponding periods in 1999, reflects primarily fuel- management services provided to the Ravenswood Facility. For the three and six months ended June 30, 2000, these services provided this segment with earnings of $17.0 million and $17.4 million, respectively. A subsidiary within this segment (KeySpan Energy Supply, or "KESp") provides the Ravenswood Facility with energy procurement advisory services and acts as an energy broker for the sale of electricity and ancillary services. For these services, KESp receives a management fee and shares in the operating profit generated by the Ravenswood Facility on the sale of electricity and ancillary services. There was no energy procurement and fuel-management advisory services agreement between KESp and the Ravenswood Facility in 1999.

This segment also realized significantly greater gross profit margins for both the three and six months ended June 30, 2000, compared to the corresponding periods last year, for each of its other lines of business. These gross margin enhancements resulted from recent acquisitions of companies providing energy-related services and through customer additions related to energy sales. These benefits to gross profit margins, however, were offset by increases in general and administrative expenses. This segment is expected to continue to realize earnings from its energy procurement and fuel-management advisory services for the remainder of 2000 and the other business lines are projected to be profitable in 2000.

Energy Investments
------------------

Earnings for this segment are derived, primarily, from the Company's 20% interest in the Iroquois Gas Transmission System LP ("Iroquois"); its 50% ownership interest in Gulf Midstream Services Partnership ("GMS"); its ownership interest in certain oil producing properties in Alberta, Canada; and its 50% interest in the Premier Transmission Pipeline and a 24.5% interest in Phoenix Natural Gas, both in Northern Ireland.

Earnings for this segment decreased slightly in the second quarter of 2000 compared to the corresponding quarter last year, due to a write-off of approximately $1 million, after-tax, of certain projects that the Company has decided were no longer feasible. Earnings for the six months ended June 30, 2000 increased by $2.1 million over the comparable period last year reflecting earnings growth from the Company's Canadian investments. Results of operations from Canadian gas and oil operations were enhanced through the acquisition, in the fourth quarter 1999, of the Paddle River Gas Plant and certain oil producing properties in Alberta, Canada, and more efficient operations of GMS. In addition, Iroquois realized higher transportation sales quantities and revenues from its interruptible customers during this period compared with the same period last year. Earnings from the Company's investments in Northern Ireland in 2000 are essentially the same as earnings for last year. The subsidiaries in this segment are primarily accounted for under the equity method since the Company's ownership interests are 50% or less. Accordingly, income from these investments is reflected, primarily in other income and (deductions) in the Consolidated Statement of Income.

Other
-----

The Other segment incurred losses of $13.2 million and $26.7 million for the three and six months ended June 30, 2000, respectively compared to losses of $7.0 million and $9.1 million for the three and six months ended June 30, 1999, respectively. Results for the Other segment generally reflect preferred stock dividends and charges incurred by the corporate and administrative areas of the Company that have not been allocated to the various business segments, offset, in part, by interest income earned on temporary cash investments. Interest income has decreased as the Company utilized cash to finance certain acquisitions and repurchase shares of its common stock. Further, during the six months ended June 30, 2000, the Company recorded charges of $9 million associated with certain outstanding regulatory issues, compared to a similar charge of $6 million in three and six months ended June 30, 1999. Moreover, the Company recorded an after-tax charge of $3.6 million in June 2000 to write-off a computer system that will not be utilized as a result of the proposed Eastern acquisition.


LIQUIDITY, CAPITAL EXPENDITURES AND FINANCING

LIQUIDITY
Cash flow provided by operating activities for the three and six months ended June 30, 2000 reflects stable growth from the Company's gas distribution operations, as well as positive contributions from the Ravenswood Facility. The decrease in cash flow provided by operating activities for both periods ended June 30, 2000 compared to the corresponding periods last year, however, reflects a decrease in interest income, negative operating cash flow from the Company's Energy Services segment, and an increase in the cost of gas in storage, which will be recovered from customers in later periods. Further, cash flow from operations in 1999 reflects the cash utilization of a $57.4 million federal income tax net operating loss on income tax payments for 1999, as previously discussed.

At June 30, 2000, the Company had cash and temporary cash investments of $92.1 million. In addition, the Company has a $700 million revolving credit agreement, with a one-year term and one- year renewal option, with a commercial bank. This credit facility is used to support the Company's $700 million commercial paper program. During the six months ended June 30, 2000, the Company repaid its $208.3 million commercial paper balance outstanding at December 31, 1999, and during the quarter ended June 30, 2000 issued $319.0 million of commercial paper and repaid $56.5 million. Commercial paper was issued during the six months ended June 30, 2000 to support ongoing working capital needs and the mandatory redemption of the Company's preferred stock 7.95% Series AA. At June 30, 2000, $262.5 million of commercial paper remained outstanding at a weighted average annualized interest rate of 6.91%. The Company had available borrowing of $437.5 million at June 30, 2000.

THEC has an unsecured available line of credit with a commercial bank that provides for a maximum commitment of $250 million, subject to certain conditions. During the three months ended June 30, 2000, THEC borrowed an additional $14.0 million under its credit facility and then repaid $16.0 million of outstanding borrowings; at June 30, 2000, $177.0 million remained outstanding at a weighted average annualized interest rate of 7.71%. At June 30, 2000, THEC had available borrowing of $32.6 million. Also, a subsidiary included in the Energy Investments segment has a revolving loan agreement with a financial institution in Canada. Borrowings under this agreement during the three months ended June 30, 2000 were $5.2 million U.S. and, at June 30, 2000, $120.0 million U.S. was outstanding at a weighted average annualized interest rate of 6.51%. At June 30, 2000, the Energy Investments segment had available borrowing of $15.5 million U.S.

The Company satisfies its seasonal working capital requirements primarily through internally generated funds and the issuance of commercial paper. In addition, beginning in the third quarter of 2000, the Company intends to issue shares of its common stock out of treasury to satisfy the requirements of its common stock plans. The Company believes that its sources of funds are sufficient to meet its seasonal working capital needs.


CAPITAL EXPENDITURES

Construction Expenditures
The table below sets forth the Company's construction expenditures by segment for the periods indicated:

                                                                                                           (IN THOUSANDS OF DOLLARS)
-----------------------------------------------------------------------------------------------------------------------------------
                                               Three Months              Three Months              Six Months            Six Months
                                                  Ended                     Ended                    Ended                 Ended
                                              June 30, 2000             June 30, 1999            June 30, 2000         June 30, 1999
---------------------------------------- ------------------------  ------------------------  ----------------------  ---------------
Gas Distribution                         $         53,474  $                 47,924  $               92,636  $               82,514
Electric Services                                  13,411                   206,854                  23,646                 213,243
Gas Exploration and Production                     40,576                    32,377                  94,530                  67,776
Energy  Services                                    5,199                       586                   8,332                     747
Energy Investments and Other                       12,917                       612                  18,007                  10,404
-----------------------------------------------------------------------------------------------------------------------------------
                                         $        125,577  $                288,353  $              237,151  $              374,684
---------------------------------------- ------------------------  ------------------------  ----------------------  ---------------

Construction expenditures related to Gas Distribution were primarily for the renewal and replacement of mains and services and for the expansion of the gas distribution system on Long Island. Electric Service's construction expenditures reflect primarily costs to maintain the Company's electric generating facilities and, for 1999, reflect the acquisition of the Ravenswood Facility. Construction expenditures related to Gas Exploration and Production reflect, in part, costs related to the development of properties acquired in Southern Louisiana and in the Gulf of Mexico in 1999 and costs related to the continued development of other properties previously acquired. Expenditures also include the Company's joint venture with THEC to explore for natural gas and oil. Energy Investments and Other construction expenditures reflect, primarily costs related to Canadian affiliates.

Equity Investments

During the first quarter of 2000, the Energy Services segment acquired three additional companies located in the New York tri-state metropolitan area. The newly acquired companies included, an engineering-consulting firm, a plumbing and mechanical contracting firm, and a firm specializing in mechanical contracting and heating, ventilation and air conditioning contracting. Combined, these companies have over 900 employees and revenues of approximately $170 million. There were no additional acquisitions made during the second quarter of 2000.

In addition, in March 2000, the Company and TXU Energy Services formed a joint venture with MyHomeKey.com, Inc. The Company and TXU Energy Services have each invested $12.5 million in the project; Bechtel Enterprises has also invested $5 million. TXU Energy Services is a unit of TXU - an investor-owned energy service company and Bechtel Enterprises is an affiliate of Bechtel.


FINANCING

In June 2000, the Company redeemed, at maturity, preferred stock 7.95% Series AA through the utilization of internally generated funds and the proceeds from the issuance of commercial paper. The Company's obligation of $370.2 million included the mandatory redemption price of $25 per share totaling $363.0 million and a dividend payable totaling $7.2 million. The Company anticipates issuing up to $400 million in preferred stock during 2001 to replace outstanding commercial paper.

KeySpan Energy Delivery Long Island has an effective shelf registration statement on file with the SEC for the issuance of up to $600 million of Medium Term Notes. On February 1, 2000, KeySpan Energy Delivery Long Island issued $400 million 7.875% Notes due February 1, 2010. The net proceeds from this issuance were used to repay the Company for its costs in extinguishing $397 million of promissory notes to LIPA that matured in June 1999. The notes issued are fully and unconditionally guaranteed by the Company. At June 30, 2000, $200 million of Medium Term Notes remain available for issuance under the shelf registration statement.

As previously indicated, on November 4, 1999, the Company entered into a definitive agreement with Eastern, pursuant to which the Company will acquire all of the outstanding common stock of Eastern. In connection with this merger, Eastern has amended its merger agreement with EnergyNorth to provide for an all cash acquisition by Eastern of EnergyNorth common stock. The restructured EnergyNorth merger is expected to close contemporaneously with the
KeySpan/Eastern transaction. (See Note 5 to the Consolidated Financial Statements "Acquisition of Eastern Enterprises".)

The Company intends to access the financial markets in the fourth quarter of 2000 to finance approximately $2 billion for the Eastern and EnergyNorth transactions. The Company intends to use bridge financing to fund these transactions initially and then replace the bridge financing with $1.65 billion of long-term debt securities as soon as practicable thereafter. The remaining balance will be financed through the issuance of commercial paper. The Company anticipates issuing several different maturities of long-term debt to balance its future capital maturity structure.

In connection with the Company's anticipated Eastern and EnergyNorth transactions, and the anticipated issuance of long-term debt securities, the Company has entered into forward interest rate lock agreements to hedge a portion of the risk that the cost of the future issuance of fixed-rate debt may be adversely affected by changes in interest rates. The agreements have a total notional principal amount of $1.25 billion. (See Note 4 to the Consolidated Financial Statements, "Liquidity and Financings" for additional details.)

In addition to the Company's strategies associated with its financing of the Eastern and EnergyNorth transactions and its intention to issue preferred stock during 2001, the Company also intends to increase its current commercial paper facility to $1.4 billion in the last quarter of 2000. The Company anticipates that it may issue approximately $600 million in commercial paper in the last quarter of 2000 to finance a portion of the Eastern acquisition and meet the combined seasonal working capital needs of KeySpan, Eastern and EnergyNorth. The Company believes that its sources of funding, i.e. anticipated long-term debt and preferred stock issuances and commercial paper borrowings will be sufficient to meet its anticipated cash needs.

GAS DISTRIBUTION - RATE MATTERS

By orders dated February 5, 1998 and April 14, 1998 the NYPSC approved a Stipulation and Agreement ("Stipulation") among KeySpan Energy Delivery New York, LILCO, the Staff of the NYPSC and six other parties that in effect approved the merger of KeySpan Energy Corporation and LILCO and established gas rates for the Company's two gas distribution subsidiaries that are currently in effect. (For more information on these agreements refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)

ENVIRONMENTAL MATTERS

The Company is subject to various federal, state and local laws and regulatory programs related to the environment. Ongoing environmental compliance activities, which have not been material, are charged to operation and maintenance activities. The Company estimates that the remaining minimum cost of its MGP-related environmental cleanup activities, including costs of $5.0 million associated with the Ravenswood Facility, will be approximately $125 million and has recorded a related liability for such amount. Further, as of June 30, 2000, the Company has expended a total of approximately $19 million. (See Note 3 to the Consolidated Financial Statements "Environmental Matters".)

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT MARKET RISK

The Company and its subsidiaries are subject to various risk exposures and uncertainties associated with their operations. The most significant contingency involves the evolution of the gas distribution industry toward a more competitive and deregulated environment. Most important to the Company, is the evolution of regulatory policy as it pertains to the Company's fixed charges associated with its firm gas purchase contracts related to its historical gas merchant role. In addition, the Company is exposed to commodity price risk, interest rate risk and, to a much less degree, foreign currency translation risk. The Company's exposure to the aforementioned market risks has remained substantially unchanged from December 31, 1999. However, during the second quarter of 2000, the Company has entered into a number of additional derivative financial instruments to limit its exposure to interest rate fluctuations and to lock-in the sales price on a portion of its estimated summer electric sales.

As previously mentioned, in anticipation of the Company's purchase of Eastern and the anticipated issuance of long-term debt securities, the Company entered into additional forward interest rate lock agreements during the quarter ended June 30, 2000 to hedge a larger portion of the risk that the cost of the future issuance of fixed-rate debt may be adversely affected by changes in interest rates. The Company may, from time to time, enter into additional interest rate lock agreements to hedge this risk exposure, if market conditions so warrant. The Company can not predict the timing or notional amount of potential future interest rate lock agreements. (See Note 7 to the Consolidated Financial Statements, "Derivative Financial Instruments" for a further discussion of these agreements.)

Also during the quarter, the Company entered into a number of derivative swap instruments to lock- in the selling price on a portion of its estimated summer electric sales. These derivatives have been accounted for as cash-flow hedges. For the months of June through August, the Company has hedged the sales price on approximately 30% of its estimated summer peak electric sales or approximately 10% of its estimated yearly electric sales. (See Note 7 to the Consolidated Financial Statements, "Derivative Financial Instruments" for a further explanation of these instruments.)

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A meeting of the shareholders of the Company was held at the Tilles Center for the Performing Arts, C.W. Post Campus, Long Island University, 720 Northern Boulevard, Greenvale, New York, on the 11th day of May, 2000 at 10:00 a.m., for the election of directors and ratification of independent public accountants, and for the transaction of such other business as may properly come before the meeting.

At the close of business on March 13, 2000, the record date for determining shareholders entitled to vote at the meeting, there were outstanding 133,876,426 shares of common stock of the Company, of which each share was entitled to one vote. There were present at the meeting, either in person or represented by valid and effective proxies, the holders of 117,282,142 shares of common stock of the Company entitled to vote thereat, constituting a quorum.

Election of Directors
---------------------

The names of the persons who received a plurality of the votes cast by the holders of shares entitled to vote thereon, and who were accordingly elected Directors of the Company for one year or until their successors are duly elected or chosen and qualified are as follows:


                              VOTES               VOTES                TOTAL
     DIRECTOR                  FOR               WITHHELD              VOTES
Lilyan H. Affinito         115,263,906          2,018,236           117,282,142
George Bugliarello         115,259,308          2,022,834           117,282,142
Robert B. Catell           115,418,359          1,863,783           117,282,142
Howard R. Curd             115,478,648          1,803,494           117,282,142
Richard N. Daniel          115,402,006          1,880,136           117,282,142
Donald H. Elliott          115,362,709          1,919,433           117,282,142
Alan H. Fishman            115,499,015          1,783,127           117,282,142
James R. Jones             115,420,271          1,861,871           117,282,142
Stephen W. McKessy         115,465,643          1,816,499           117,282,142
Edward D. Miller           115,462,631          1,819,511           117,282,142
Basil A. Paterson          115,091,594          2,190,548           117,282,142
James Q. Riordan           115,314,836          1,967,306           117,282,142
Vincent Tese               115,391,292          1,890,850           117,282,142

Ratification  of Arthur Andersen LLP as Independent  Public  Accountants for the
--------------------------------------------------------------------------------
Fiscal Year Ending December 31, 2000
------------------------------------

Arthur Andersen LLP received a majority of the votes cast by the holders of shares entitled to vote thereon, and was accordingly ratified Independent Public Accounts of the Company for the fiscal year ending December 31, 2000.


              ARTHUR ANDERSEN LLP                        VOTES CAST
                              FOR                       115,658,161
                          AGAINST                           724,050
                          ABSTAIN                           899,931
                            TOTAL                       117,282,142


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

           Exhibit I - Unaudited Proforma Consolidated Condensed
                          Financial Statements

(27)* Financial Data Schedule on Schedule U-T for the quarter ended June 30, 2000.

(b)                  Reports on Form 8-K

                      NONE







-------------------------
*Filed Herewith

                                                                       Exhibit I

         UNAUDITED PRO FORMA CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           KEYSPAN ENERGY / EASTERN ENTERPRISES / ENERGYNORTH MERGERS

The unaudited pro forma consolidated condensed balance sheet as of June 30, 2000 and the unaudited pro forma consolidated condensed income statements for the six months ended June 30, 2000 and the year ended December 31, 1999 combine the historical information of KeySpan Corporation d/b/a KeySpan Energy ("KeySpan Energy"), Eastern Enterprises ("Eastern") and EnergyNorth Inc. ("EnergyNorth"). The unaudited pro forma consolidated condensed financial statements have been prepared to reflect the mergers under the purchase method of accounting (KeySpan Energy will acquire Eastern and EnergyNorth). Under the purchase method of accounting, assets acquired and liabilities assumed are recorded at their estimated fair values. The excess of the purchase price, including estimated fees and expenses directly related to the merger, in excess of the fair value of the net assets acquired is classified as goodwill on the accompanying unaudited pro forma consolidated condensed balance sheet. The estimated fair values and useful lives of assets acquired and liabilities assumed and any resulting goodwill, are subject to final valuation adjustments in accordance with generally accepted accounting principles.

The pro forma adjustments reflected in the unaudited pro forma consolidated condensed balance sheet are as if the transactions had occurred on June 30, 2000. The unaudited pro forma consolidated condensed income statement for the six months ended June 30, 2000 assumes that these transactions were completed on January 1, 2000. The unaudited pro forma consolidated condensed income statement for the year ended December 31, 1999 assumes that these transactions were completed on January 1, 1999. The unaudited pro forma consolidated condensed financial statements assume that KeySpan Energy will purchase all of the outstanding common stock of Eastern for $64.00 in cash and will purchase all of the outstanding common stock of EnergyNorth for $61.13 in cash. The proposed transactions are expected to close contemporaneously in the fourth quarter of calendar year 2000.

On August 31, 1999, Eastern completed a merger with Colonial Gas Company ("Colonial") which was accounted for using the purchase method of accounting; Eastern was the acquiring company for financial reporting purposes. The unaudited pro forma consolidated condensed income statement for the year ended December 31, 1999, therefore, reflects the results of operations of Colonial for the four month period September 1, 1999 through December 31, 1999.

The unaudited pro forma consolidated condensed financial statements do not reflect the anticipated cost savings that may be obtained from the elimination of duplicate corporate and administrative programs in connection with the mergers or operating efficiencies that may result. KeySpan has identified before-tax synergy savings to be approximately $40 million annually.

The following unaudited pro forma consolidated condensed financial statements should be read in conjunction with the historical consolidated financial statements and related notes thereto of KeySpan Energy, Eastern and EnergyNorth. The following statements are not necessarily indicative of the financial position or operating results that would have occurred had the proposed transactions been consummated on the date, or at the beginning of the period, for which the proposed transactions are being given effect nor are they necessarily indicative of future operating results or financial position.

                                                                           KeySpan Energy
                                                      Unaudited Pro Forma Consolidated Condensed Balance Sheet
                                                                            June 30, 2000
                                                                      (In Thousands of Dollars)
                                                                 Trans-                                    Trans-
                                                                 action                                    action
                                     KeySpan       Eastern       Adjust-                        Energy-    Adjust-
                                     Energy      Enterprises     ments         Pro Forma        North      ments        Pro Forma
                                  ------------ --------------- ------------- ---------------- ----------- ------------ -------------
ASSETS
------
Current Assets
Cash and temporary cash
  investments                         92,127        30,898                        123,025           726                   123,751
Customer accounts receivable,
  net                                861,441       112,786                        974,227        15,886                   990,113
Other                                365,860       124,431                        490,291        11,663                   501,954
                                ------------ -------------  ------------     ------------  ------------  ---------    -----------
                                   1,319,428       268,115             -        1,587,543        28,275          -      1,615,818
                                ------------ -------------  ------------     ------------  ------------  ---------    -----------

Equity Investments and Others        428,828        14,064             -          442,892             -          -        442,892
                                ------------ -------------  ------------     ------------  ------------  ---------    -----------
Property
Electric                           1,367,512             -                      1,367,512             -                 1,367,512
Gas                                3,522,284     1,523,747                      5,046,031       177,753                 5,223,784
Other                                387,523       691,209                      1,078,732         8,349                 1,087,081
Accumulated depreciation          (1,655,540)     (936,958)                    (2,592,498)      (59,481)               (2,651,979)
Gas exploration and production     1,278,786             -                      1,278,786             -                 1,278,786
Accumulated depletion               (561,966)            -                       (561,966)            -                  (561,966)
                                ------------ -------------  ------------     ------------  ------------  ---------    -----------
                                   4,338,599     1,277,998             -        5,616,597       126,621          -      5,743,218
                                ------------ -------------  ------------     ------------  ------------  ---------    -----------
Deferred Charges
Goodwill, net of amortization        328,510       243,960     1,067,348 (1)    1,639,818             -    166,546 (7)  1,806,364
Regulatory assets and other          704,787       141,194                        845,981        16,168                   862,149
                                ------------ ------------   ------------     ------------  ------------  ---------    -----------
                                   1,033,297       385,154     1,067,348        2,485,799        16,168    166,546      2,668,513
                                ------------ -------------  ------------     ------------  ------------  ---------    -----------
Total Assets                       7,120,152     1,945,331     1,067,348       10,132,831       171,064    166,546     10,470,441
                                ============ =============  ============     ============  ============  =========    ===========

LIABILITIES AND
CAPITALIZATION
--------------
Current Liabilities
Current maturities of long-term
  debt                                   -        6,746                           6,746          849                        7,595
Accounts payable and accrued
  expenses                         884,919      156,782                       1,041,701       25,463                    1,067,164
Commercial paper                   262,481       73,707        261,659  (1)     680,556       14,130     30,562  (7)      740,218
                                                                 8,100  (2)                               2,100  (8)
                                                                74,609  (3)                              12,870  (9)
                                ---------- ------------    -------------     ----------    -----------   ----------     ------------
                                 1,147,400      237,235        344,368       1,729,003        40,442     45,532         1,814,977
                                ---------- ------------    -------------     ----------    -----------   ----------     ------------

Deferred Credits and Other
Liabilities
Deferred income taxes              223,551      179,591                        403,142       21,126                       424,268
Reserves and other liabilities     666,897      199,491                        866,388        5,738                       872,126
                                ---------- ------------    -------------     ----------    -----------   ----------     ------------
                                   890,448      379,082              -       1,269,530       26,864           -         1,296,394
                                ---------- ------------    -------------     ----------    -----------   ----------     ------------

Gas Inventory Financing                  -       33,567              -          33,567        4,413           -            37,980
                                ---------- ------------    ------------     ----------    -----------    ----------     ------------
Capitalization
Common stock                     2,985,936      273,555       (273,555) (1)  3,002,324       35,966     (35,966) (7)   3,004,842
                                                                16,388  (3)                               2,518  (9)
Retained earnings                  528,082      497,942       (497,942) (1)    528,082       18,105     (18,105) (7)     528,082
Accumulated comprehensive
  income                            (1,716)         (73)            73  (1)     (1,716)           -                        (1,716)
Treasury stock purchased          (722,080)        (583)           583  (1)   (722,080)           -                      (722,080)
                                ---------- ------------    -------------     ----------    -----------   ----------     ------------
Total common shareholders
  equity                         2,790,222      770,841       (754,453)      2,806,610       54,071     (51,553)       2,809,128
Preferred stock                     84,339       21,438                        105,777            -                      105,777
Long-term debt                   2,112,377      503,168      1,477,433  (1)  4,092,978       45,274     172,567  (7)   4,310,819
                                ---------- ------------    -------------     ----------    -----------  ----------     ------------
Total Capitalization             4,986,938    1,295,447        722,980       7,005,365       99,345     121,014        7,225,724
                                ---------- ------------    -------------     ----------    -----------  ----------     ------------
Minority Interest                   95,366            -              -          95,366            -           -           95,366
                                ---------- ------------    -------------     ----------    -----------  ----------     ------------
Total Liabilities and
  Capitalization                 7,120,152    1,945,331      1,067,348      10,132,831      171,064     166,546       10,470,441
                                ========== ============    =============     ==========    ===========  ==========     ============


                                                                           KeySpan Energy
                                                     Unaudited Pro Forma Consolidated Condensed Income Statement
                                                                   Six Months Ended June 30, 2000
                                                                      (In Thousands of Dollars)


                                                              Trans-                                       Trans-
                                              Eastern         action                                       action
                                              Enter-         Adjust-          Pro           Energy-        Adjust-
                                  KeySpan     prises          ments          Forma           North          ments         Pro Forma
                          ---------------  -------------  --------------    ------------  ------------  -------------    ----------
Revenues
Gas Distribution                1,166,243        483,658                    1,649,901      91,401                         1,741,302
Marine Services                         -        141,675                      141,675             -                         141,675
Electric Services                 723,099              -                      723,099             -                         723,099
Gas Exploration and
  Production                      107,218              -                      107,218             -                         107,218
Energy Related Services
  and Other                       267,641         13,150                      280,791             -                         280,791
                          ---------------  -------------  -----------      ----------  ------------  -------------      -----------
Total Revenues                  2,264,201        638,483            -       2,902,684        91,401              -        2,994,085
                          ---------------  -------------  -----------      ----------  ------------  -------------      -----------

Operating Expenses
Purchased gas                     609,125        236,154                      845,279        59,531                         904,810
Purchased fuel                    140,649              -                      140,649             -                         140,649
Operations and
  maintenance                     734,465        236,148                      970,613        14,955                         985,568
Depreciation, depletion
  and amortization                143,391         54,809       13,342  (5)    211,542         4,462          2,082  (11)    218,086
Operating taxes                   206,541         25,725                      232,266         2,022                         234,288
                          ---------------  -------------  -----------      ----------  ------------  -------------      -----------
Total Operating                 1,834,171        552,836       13,342       2,400,349        80,970          2,082        2,483,401
Expenses
                          ---------------  -------------  -----------      ----------  ------------  -------------      -----------

Operating Income                  430,030         85,647     (13,342)         502,335        10,431        (2,082)          510,684
                          ---------------  -------------  -----------      ----------  ------------  -------------      -----------

Other Income and
(Deductions)
Income from equity
  investments                      11,928              -                       11,928             -                          11,928
Interest income                     6,881          2,423                        9,304             -                           9,304
Minority interest                 (7,795)              -                      (7,795)             -                         (7,795)
Other                               (112)          2,256                        2,144            54                           2,198
                          ---------------  -------------  -----------      ----------  ------------  -------------      -----------
Total Other Income                 10,902          4,679            -          15,581            54              -           15,635
                          ---------------  -------------  -----------      ----------  ------------  -------------      -----------

Income Before Interest
Charges and Income
  Taxes                           440,932         90,326     (13,342)         517,916        10,485        (2,082)          526,319

Interest Charges                   77,325         23,930       71,150  (4)    172,405         2,561         8,496   (10)    183,462
Income Taxes                      137,997         28,061     (24,903)  (6)    141,155         3,771        (2,974)  (12)    141,952

                          ---------------  -------------  -----------      ----------  ------------  -------------      -----------
Net Income                        225,610         38,335     (59,589)         204,356         4,153        (7,604)          200,905

Preferred stock dividend
  requirements                     14,977            757            -          15,734             -              -           15,734
                          ---------------  -------------  -----------      ----------  -----------   -------------     ------------
Earnings for Common
  Stock                           210,633         37,578     (59,589)         188,622         4,153        (7,604)          185,171
                          ===============  =============  ===========      ==========  ============  =============      ===========

Average shares
  outstanding (000)               133,881                                     133,881                                       133,881

Basic and Diluted
  Earnings Per Common
  Share                              1.57                                        1.41                                          1.38
                          ===============                                     ============                               ===========

                                                                           KeySpan Energy
                                                     Unaudited Pro Forma Consolidated Condensed Income Statement
                                                                    Year Ended December 31, 1999
                                                                      (In Thousands of Dollars)


                                                           Trans-                                         Trans-
                                             Eastern       action                                         action
                                             Enter-        Adjust-              Pro           Energy-     Adjust-
                                  KeySpan    prises         ments              Forma           North      ments            Pro Forma
                              ----------- -------------  -------------      -------------  ------------ ------------      ----------
Revenues
Gas Distribution                1,753,132       690,809                         2,443,941    124,863                       2,568,804
Marine Services                         -       267,269                           267,269          -                         267,269
Electric Services                 861,582             -                           861,582          -                         861,582
Gas Exploration and
  Production                      150,581             -                           150,581          -                         150,581
Energy Related Services
  and Other                       189,318        20,624                           209,942          -                         209,942
                              ----------- -------------  -------------      -------------  ---------  -------------        ---------
Total Revenues                  2,954,613       978,702              -          3,933,315    124,863              -        4,058,178
                              ----------- -------------  -------------      -------------  ---------  -------------        ---------

Operating Expenses
Purchased gas                     744,432       339,274                         1,083,706     73,961                       1,157,667
Purchased fuel                     17,252             -                            17,252          -                          17,252
Operations and
  maintenance                   1,091,166       403,465                         1,494,631     27,086                       1,521,717
Depreciation, depletion and
  amortization                    253,440        81,373         26,684  (5)       361,497      7,845          4,164   (11)   373,506
Operating taxes                   366,154        41,151                           407,305      3,812                         411,117
                              ----------- -------------  -------------      -------------  ---------  -------------        ---------
Total Operating Expenses        2,472,444       865,263         26,684          3,364,391    112,704          4,164        3,481,259
                              ----------- -------------  -------------      -------------  ---------  -------------        ---------

Operating Income                  482,169       113,439       (26,684)            568,924     12,159        (4,164)          576,919
                              ----------- -------------  -------------      -------------  ---------  -------------        ---------

Other Income and
(Deductions)
Income from equity
  investments                      15,347             -                            15,347          -                          15,347
Interest income                    26,993         7,964                            34,957          -                          34,957
Minority interest                (11,141)             -                          (11,141)          -                        (11,141)
Other                               6,297         8,980                            15,277        525                          15,802
                              ----------- -------------  -------------      -------------  ---------  -------------        ---------
Total Other Income                 37,496        16,944              -             54,440        525              -           54,965
                              ----------- -------------  -------------      -------------  ---------  -------------        ---------

Income Before Interest
Charges and Income
  Taxes                           519,665       130,383       (26,684)            623,364     12,684        (4,164)          631,884

Interest Charges                  124,692        37,274        142,300  (4)       304,266      4,915         16,993   (10)   326,174
Income Taxes                      136,362        36,154       (49,805)  (6)       122,711      3,740        (5,947)   (12)   120,504

                              ----------- -------------  -------------      -------------  ---------  -------------        ---------
NET INCOME                        258,611        56,955      (119,179)            196,387      4,029       (15,210)          185,206

Preferred stock dividend
  requirements                     34,752         1,862              -             36,614          -              -           36,614
                              ----------- ------------   ------------       -------------  --------   ------------         ---------
Earnings for Common
  Stock                           223,859        55,093      (119,179)            159,773      4,029       (15,210)          148,592
                              =========== =============  =============      =============  =========  =============        =========

Average shares
  outstanding (000)               138,526                                         138,526                                    138,526

Basic and Diluted Earnings
  Per Common Share                   1.62                                            1.15                                       1.07
                              ===========                                   ===============                                =========

                        NOTES TO THE UNAUDITED PRO FORMA
                   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1.  Cash Consideration and Estimated Goodwill Related to the
         Eastern Enterprises Merger

Cash consideration to be paid to Eastern shareholders will be paid from the proceeds of long-term debt and commercial paper issuances. KeySpan Energy will issue approximately $1.477 billion of long-term debt at an estimated annual interest rate of 8.0% and approximately $262 million of commercial paper at an estimated annual interest rate of 7.0% to finance the merger. KeySpan Energy will acquire all of the outstanding common stock of Eastern for $64.00 per share, subject to adjustment. The cash consideration of $64.00 per share will be increased by $0.006 per share for each day after August 6, 2000 through the day prior to the closing date. This aggregate additional amount will be reduced by the aggregate amount of any per share increase in any dividend actually paid that is attributable to any period in which the additional amount accrues.

The estimated goodwill reflects the recognition of the excess amount of the purchase price over the fair value of the net assets to be acquired including costs to be incurred directly related to the consummation. The following represents the estimated goodwill calculation:


Common shares outstanding
       at June 30, 2000                                        27,173,322
Share price                                             $             64.00
                                                        -------------------
Purchase price                                          $   1,739,092,608
Common equity of Eastern                                      (770,841,000)
                                                        -------------------
                                                        $      968,251,608

Estimated transaction costs (See Note 2)                         8,100,000

Estimated restructuring and other
        costs (See Note 3)                                      90,996,000
                        -                               -------------------
Estimated Goodwill                                      $    1,067,347,608
                                                        ===================
Amortization period                                                     40
Estimated yearly amortization                           $       26,683,690
                                                        ===================
Estimated six months amortization                       $       13,341,845
                                                        ===================


A final determination of goodwill may reflect certain purchase accounting adjustments based on actuarial valuations related to employee benefit plans, estimates with respect to the effect of consolidation of certain corporate and administrative functions, completion of studies related to environmental issues, possible contract and asset impairment charges, possible asset sales, and other adjustments.



Note 2. Estimated  Transaction  Costs  Associated  with the Eastern  Enterprises
Merger

KeySpan Energy will incur direct expenses related to the merger, including accounting, investment banking, legal and consulting fees. The pro forma adjustments include an estimate for KeySpan's merger-related costs of $8.1 million, which is included in goodwill. These costs will be financed through the issuance of commercial paper.

Note 3.  Estimated Restructuring and Other Costs

Eastern expects to incur direct expenses related to the merger, including accounting, investment banking, legal and consulting fees of approximately $13.9 million. In addition, Eastern expects to incur expenses of approximately $60.7 million for certain contractual obligations (e.g. "change in control" payments) and nonqualified stock options that will be "cashed out". These costs will be expensed as incurred by Eastern and have been included in the calculation of estimated goodwill. These costs will be financed through the issuance of commercial paper. Further, certain Eastern options will be converted to options to purchase KeySpan Energy stock. The estimated value of such options, which are primarily fully vested, approximate $16.4 million and will be recorded as additional purchase price consideration by KeySpan Energy at the time of the merger.

Note 4. Interest Expense

Interest expense reflects the issuance of approximately $1.477 billion of long-term debt and approximately $262 million of commercial paper to finance the acquisition of Eastern at estimated annual interest rates of 8.0% and 7.0%, respectively. Interest expense also reflects the issuance of commercial paper to finance transaction costs at an estimated annual interest rate of 7.0%. A change in the actual interest rate of .125%, as compared to the estimated interest rates, will change net income by approximately $1.5 million annually and by $0.7 million for six months.

Note 5. Amortization of Goodwill Associated with the Eastern Enterprises Merger

Goodwill, which is not tax deductible, will be amortized over a 40 year period.

Note 6. Income Taxes

Income taxes on the unaudited pro forma consolidated condensed income statement have been adjusted to reflect the tax deduction of interest expense at a rate of 35%. A tax benefit has not been provided for goodwill since it is not tax deductible.

Note 7. Cash Consideration and Estimated Goodwill Related to the EnergyNorth Merger

Cash consideration to be paid to EnergyNorth shareholders will be paid from the proceeds of long- term debt and commercial paper issuances. KeySpan Energy will issue approximately $173 million in long-term debt at an estimated annual interest rate of 8.0% and approximately $30 million of commercial paper at an estimated annual interest rate of 7.0% to finance the merger. KeySpan Energy will acquire all of the outstanding common stock of EnergyNorth for $61.13 per share, subject to adjustment. The cash consideration to be paid to EnergyNorth shareholders is subject to a per share increase of .589 times the per share increase amount above $64.00 per share paid to Eastern shareholders. The estimated goodwill reflects the recognition of the excess amount of the purchase price over the fair value of the net assets acquired including adjustments for costs to be incurred directly related to the consummation. The following represents the estimated goodwill calculation:



Common shares outstanding
       at June 30, 2000                                            3,322,903
Share price                                            $                 61.13
                                                       -----------------------
Purchase price                                         $         203,129,060
Common equity of EnergyNorth                                     (54,071,000)
                                                       -----------------------
                                                       $         149,058,060

Estimated transaction costs (See Note 8)                           2,100,000

Estimated restructuring and other
       costs (See Note 9)                                         15,388,000
                       -                               -----------------------
Estimated Goodwill                                     $         166,546,060
                                                        ======================
Amortization period                                                       40
Estimated yearly amortization                          $           4,163,652
                                                        ======================
Estimated six month amortization                       $           2,081,826
                                                        ======================


A final determination of goodwill may reflect certain purchase accounting adjustments based on actuarial valuations related to employee benefit plans, estimates with respect to the effect of consolidation of certain corporate and administrative functions, completion of studies related to environmental issues, possible contract and asset impairment charges, possible asset sales, and other adjustments.

Note 8. Estimated Transaction Costs Associated with the EnergyNorth Merger

KeySpan Energy and Eastern will incur direct expenses related to the merger, including accounting, investment banking, legal and consulting fees. The pro forma adjustments include an estimate for these costs of $2.1 million, which is included in goodwill. These costs will be financed through the issuance of commercial paper.

Note 9.  Estimated Restructuring and Other Costs

EnergyNorth expects to incur direct expenses related to the merger, including accounting, investment banking, legal and consulting fees of approximately $4.7 million. In addition, EnergyNorth expects to incur expenses of approximately $8.2 million for certain contractual obligations (e.g. "change in control" payments). These costs will be expensed as incurred by EnergyNorth and have been included in the calculation of estimated goodwill. These costs will be financed through the issuance of commercial paper. Further, EnergyNorth options will be converted to options to purchase KeySpan Energy stock. The estimated value of such options, which are primarily fully vested, approximates $2.5 million and will be recorded as additional purchase price consideration by KeySpan Energy at the time of the merger.

Note 10. Interest Expense

Interest expense reflects the issuance of approximately $173 million of long-term debt and approximately $30 million of commercial paper to finance the acquisition of EnergyNorth at estimated annual interest rates of 8.0% and 7.0%, respectively. Interest expense also reflects the issuance of commercial paper to finance transaction costs at an estimated annual interest rate of 7.0%. A change in the actual interest rate of .125%, as compared to the estimated interest rates, will have approximately a $0.2 million annual and an immaterial six month effect on net income.

Note 11. Amortization of Goodwill Associated with the EnergyNorth Merger

Goodwill, which is not tax deductible, will be amortized over a 40 year period.

Note 12. Income Taxes

Income taxes on the unaudited pro forma consolidated condensed income statement have been adjusted to reflect the tax deduction of interest expense at a rate of 35%. A tax benefit has not been provided for goodwill since it is not tax deductible.

                      KEYSPAN CORPORATION AND SUBSIDIARIES

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned there unto duly authorized.



                                                            KEYSPAN CORPORATION
                                                            -------------------
                                                               (Registrant)



Date: August 10, 2000                               /s/ Gerald Luterman
                                                 ----------------------------
                                                        Gerald Luterman

                                                   Senior Vice President and
                                                   Chief Financial Officer



Date: August 10, 2000                              /s/ Ronald S. Jendras
                                                 ----------------------------
                                                       Ronald S. Jendras

                                                   Vice President, Controller
                                                   and Chief Accounting Officer