Form 10-Q
period 2000-09-30
KEYSPAN CORP
filed 2000-10-31
CIK 1062379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    Form 10-Q
(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 2000
                               -----------------------------------------------

                                                                  OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ---------------------

                         Commission file number 1-14161
                                    --------

                               KEYSPAN CORPORATION
                              ---------------------
             (Exact name of Registrant as specified in its charter)

              New York                                   11-3431358
-----------------------------                ---------------------------------
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


(Former name,former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
   Class of Common Stock                        Outstanding at October 26, 2000
---------------------------                    --------------------------------
      $.01 par value                                       134,642,772

                      KEYSPAN CORPORATION AND SUBSIDIARIES

                                      INDEX

                   Part I.   FINANCIAL INFORMATION                     Page No.
                                                                       --------

Item 1. Financial Statements

        Consolidated Balance Sheet -
        September 30, 2000 and December 31, 1999                           3

        Consolidated Statement of Income -
        Nine Months Ended September 30, 2000 and 1999                      5

        Consolidated Statement of Cash Flows -
        Nine Months Ended September 30, 2000 and 1999                      6

        Notes to Consolidated Financial Statements                         7

Item 2. Management's Discussion and Analysis Of Financial
        Condition and Results of Operations                               17

Item 3. Quantitative and Qualitative Disclosures
        About Market Risk                                                 36

                   Part II.   OTHER INFORMATION

Item 1 - Legal Proceedings                                                36

Item 6 - Exhibits and Reports on Form 8-K                                 37


Signatures                                                                38


                                                      CONSOLIDATED BALANCE SHEET
                                                       (IN THOUSANDS OF DOLLARS)



                                                                SEPTEMBER 30, 2000                  December 31, 1999
----------------------------------------------------------------------------------------------------------------------------
                                                                 (Unaudited)                           (Audited)
----------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
    Cash and temporary cash investments              $                    63,618     $                128,602
    Customer accounts receivable                                         609,890                      425,643
    Other accounts receivable                                            222,478                      235,156
    Allowance for uncollectible accounts                                 (26,281)                     (20,294)
    Special deposits                                                      42,485                       60,863
    Gas in storage, at average cost                                      260,738                      144,256
    Materials and supplies, at average cost                               95,004                       84,813
    Other                                                                 88,629                       98,914
                                                           ---------------------        ---------------------
                                                                       1,356,561                    1,157,953
                                                           ---------------------        ---------------------


EQUITY INVESTMENTS AND OTHER                                             427,557                      391,731
                                                           ---------------------        ---------------------

PROPERTY
    Electric                                                           1,386,206                    1,346,851
    Gas                                                                3,584,690                    3,449,384
    Other                                                                393,252                      375,657
    Accumulated depreciation                                          (1,688,283)                  (1,589,287)
    Gas exploration and production, at cost                            1,346,357                    1,177,916
    Accumulated depletion                                               (582,912)                    (520,509)
                                                           ---------------------        ---------------------
                                                                       4,439,310                    4,240,012
                                                           ---------------------        ---------------------

DEFERRED CHARGES
    Regulatory assets                                                    320,931                      319,167
    Goodwill, net of amortizations                                       350,552                      255,778
    Other                                                                357,610                      366,050
                                                           ---------------------        ---------------------
                                                                       1,029,093                      940,995
                                                           ---------------------        ---------------------

                                                           ---------------------        ---------------------
TOTAL ASSETS                                         $                 7,252,521     $              6,730,691
                                                           =====================        =====================

               See accompanying Notes to the Consolidated Financial Statements.

                                                      CONSOLIDATED BALANCE SHEET
                                                      (IN THOUSANDS OF DOLLARS)


                                                                            SEPTEMBER 30, 2000                  December 31, 1999
----------------------------------------------------------------------------------------------------------------------------------
                                                                             (Unaudited)                         (Audited)
----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND CAPITALIZATION

CURRENT LIABILITIES
    Current redemption of preferred stock                       $                    -              $                  363,000
    Accounts payable and accrued expenses                                      670,869                                 645,347
    Commercial paper                                                           382,090                                 208,300
    Dividends payable                                                           61,276                                  61,306
    Taxes accrued                                                               90,195                                  50,437
    Customer deposits                                                           30,552                                  31,769
    Interest accrued                                                            23,879                                  28,093
                                                                     -----------------                       -----------------
                                                                             1,258,861                               1,388,252
                                                                     -----------------                       -----------------

DEFERRED CREDITS AND OTHER LIABILITIES
    Regulatory liabilities                                                      44,350                                  26,618
    Deferred income tax                                                        238,748                                 186,230
    Postretirement benefits and other reserves                                 542,596                                 501,603
    Other                                                                       95,018                                  66,200
                                                                     -----------------                       -----------------
                                                                               920,712                                 780,651
                                                                     -----------------                       -----------------

CAPITALIZATION
    Common stock, $.01 par value, authorized
       450,000,000 shares; outstanding 134,575,028 and
       133,866,077 shares stated at                                          2,987,242                               2,973,388
    Retained earnings                                                          481,658                                 456,882
    Accumulated foreign currency adjustment                                     (6,476)                                  7,714
    Treasury stock purchased                                                  (702,435)                               (722,959)
                                                                     -----------------                       -----------------
      Total common shareholders' equity                                      2,759,989                               2,715,025
    Preferred stock                                                             84,323                                  84,339
    Long-term debt                                                           2,120,752                               1,682,702
                                                                     -----------------                       -----------------
TOTAL CAPITALIZATION                                                         4,965,064                               4,482,066
                                                                     -----------------                       -----------------

MINORITY INTEREST IN SUBSIDIARY COMPANIES                                      107,884                                  79,722
                                                                     -----------------                       -----------------
TOTAL LIABILITIES AND CAPITALIZATION                            $            7,252,521              $                6,730,691
                                                                     =================                       =================


               See accompanying Notes to the Consolidated Financial Statements.

                                                   CONSOLIDATED STATEMENT OF INCOME
                                                             (Unaudited)
                                         (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                        THREE MONTHS        Three Months            NINE MONTHS        Nine Months
                                                           ENDED                Ended                  ENDED                Ended
                                                        SEPTEMBER 30,       September 30,          SEPTEMBER 30,       September 30,
                                                            2000                1999                   2000                 1999
--------------------------------------------------------------------------------------------- --------------------------------------
REVENUES
Gas Distribution                                       $     292,352 $           208,572  $          1,458,595 $         1,208,254
Electric Services                                            374,517             241,259             1,097,616             606,552
Gas Exploration and Production                                62,748              42,081               169,966             103,622
Energy Related Services and Other                            217,520              46,557               485,161             124,675
                                                          ----------   -----------------    ------------------   -----------------
Total Revenues                                               947,137             538,469             3,211,338           2,043,103
                                                          ----------   -----------------    ------------------   -----------------
OPERATING EXPENSES
Purchased gas for resale                                     140,415              68,195               717,140             498,609
Fuel and purchased power                                     161,086                   -               334,135                   -
Operations and maintenance                                   389,116             293,044             1,123,581             765,221
Depreciation, depletion and amortization                      72,973              63,130               216,364             180,698
Operating taxes                                               91,469              77,317               298,010             258,355
                                                          ----------   -----------------    ------------------   -----------------
Total Operating Expenses                                     855,059             501,686             2,689,230           1,702,883
                                                          ----------   -----------------    ------------------   -----------------

OPERATING INCOME                                              92,078              36,783               522,108             340,220
                                                          ----------   -----------------    ------------------   -----------------

OTHER INCOME AND (DEDUCTIONS)
Income from equity investments                                 4,405               4,268                16,333               9,749
Minority interest                                             (5,952)             (3,035)              (13,747)             (5,226)
Interest income and other                                       (259)              4,585                 6,510              27,679
                                                          ----------   -----------------    ------------------   -----------------
Total Other Income                                            (1,806)              5,818                 9,096              32,202
                                                          ----------   -----------------    ------------------   -----------------
INCOME BEFORE INTEREST CHARGES
  AND INCOME TAXES                                            90,272              42,601               531,204             372,422
                                                          ----------   -----------------    ------------------   -----------------
INTEREST CHARGES                                              42,781              28,045               120,106              98,824
                                                          ----------   -----------------    ------------------   -----------------
INCOME TAXES
    Current                                                    7,579             (23,111)              116,396             (14,886)
    Deferred                                                  25,282              28,651                54,462             113,258
                                                          ----------   -----------------    ------------------   -----------------
Total Income Taxes                                            32,861               5,540               170,858              98,372
                                                          ----------   -----------------    ------------------   -----------------
NET INCOME                                                    14,630               9,016               240,240             175,226
Preferred stock dividend requirements                          1,476               8,688                16,453              26,067
                                                          ----------   -----------------    ------------------   -----------------
EARNINGS FOR COMMON STOCK                              $      13,154 $               328  $            223,787 $           149,159
Foreign currency adjustment                                   (4,760)             (2,281)              (14,190)              3,454
                                                          ----------   -----------------    ------------------   -----------------
COMPREHENSIVE INCOME (LOSS)                            $       8,394 $            (1,953) $            209,597 $           152,613
                                                          ==========   =================    ==================   =================

BASIC AND DILUTED EARNINGS
    PER COMMON SHARE                                      $     0.10  $             0.00   $              1.67  $              1.06
                                                          ==========   =================    ==================   =================
AVERAGE COMMON SHARES OUTSTANDING (000)                      134,335             136,506               133,965             140,079


               See accompanying Notes to the Consolidated Financial Statements.

                                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                                             (Unaudited)
                                                      (IN THOUSANDS OF DOLLARS)

                                                              NINE MONTHS         Nine Months
                                                                 ENDED                Ended
                                                             SEPTEMBER 30,        September 30,
                                                                 2000                 1999
------------------------------------------------------- ------------------------------------------
OPERATING ACTIVITIES
Net Income                                                    240,240 $           175,226
ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES
    Depreciation, depletion and amortization                  216,364             180,698
    Deferred income tax                                        54,462             113,258
    Income from equity investments                            (16,333)             (9,749)
    Dividends from equity investments                          19,568               6,375
CHANGES IN ASSETS AND LIABILITIES
    Accounts receivable                                       (38,759)            155,538
    Materials and supplies, fuel oil and
         gas in storage                                      (128,705)            (18,997)
    Accounts payable and accrued expenses                      27,451            (143,858)
    Interest accrued                                          (12,269)            (11,050)
    Special deposits                                           18,378              55,050
    Prepayments and other                                      86,803             (59,437)
                                                    -----------------    -----------------
Net Cash Provided by Operating Activities                     467,200             443,054
                                                    -----------------    -----------------
INVESTING ACTIVITIES
Capital expenditures                                         (403,611)           (512,991)
Investments                                                  (175,977)                  -
Other                                                           7,599              10,749
                                                    -----------------    ----------------
Net Cash (Used in) Investing Activities                      (571,989)           (502,242)
                                                    -----------------    ----------------
FINANCING ACTIVITIES
Treasury stock issued (purchased)                              20,951            (289,172)
Issuance of commercial paper, net                             173,790             103,950
Issuance of long-term debt                                    463,627              40,523
Payment of long-term debt                                     (37,000)           (397,000)
Payment of preferred stock                                   (363,000)                  -
Preferred stock dividends paid                                (18,600)            (26,067)
Common stock dividends paid                                  (179,049)           (185,375)
Other                                                         (20,914)               (548)
                                                    -----------------    ----------------
Net Cash Provided by (Used in) Financing
    Activities                                                 39,805            (753,689)
                                                    -----------------    ----------------
Net (Decrease) in Cash and
     Temporary Cash Investments                      $        (64,984)           (812,877)
                                                    =================   =================
Cash and temporary cash investments at
    beginning of period                                       128,602 $           942,776
Net (Decrease) in cash and
     temporary cash investments                               (64,984)           (812,877)
                                                    ----------------    -----------------
Cash and Temporary Cash Investments at
    End of Period                                              63,618 $           129,899
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     KeySpan Corporation (referred to in the notes to the Financial Statements as "we", "us", and "our") is a holding company operating two utilities that distribute natural gas to approximately 1.6 million customers in New York City and on Long Island, making it the fourth largest gas distribution company in the United States. We are also a major, and growing, generator of electricity. We own and operate five large generating plants and 42 smaller facilities in Nassau and Suffolk Counties on Long Island and lease and operate a major facility in Queens County in New York City. Under contractual arrangements, we provide power, electric transmission-and-distribution services, billing and other customer services for approximately one million electric customers of the Long Island Power Authority. Our other subsidiaries are involved in oil and gas exploration and production; gas storage; wholesale and retail gas and electric marketing; appliance service; heating, ventilation and air conditioning installation and services; large energy-system ownership, installation and management; telecommunications; and energy-related internet activities. We also invest in, and participate in the development of, pipelines and other energy-related projects, domestically and internationally.


1.  BASIS OF PRESENTATION

     In our opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly our financial position as of September 30, 2000, and the results of our operations for the three and nine months ended September 30, 2000 and September 30, 1999 and cash flows for the nine months ended September 30, 2000 and September 30, 1999. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in our 1999 Annual Report on Form 10-K. Income from interim periods may not be indicative of future results. Certain reclassifications were made to conform prior period financial statements with the current period financial statement presentation. Other than as noted, adjustments were of a normal, recurring nature.


2.  BUSINESS SEGMENTS

    We have six reportable segments: Gas Distribution, Electric Services, Gas Exploration and Production, Energy Services, Energy Investments and Other.

    The Gas Distribution segment consists of our two gas distribution subsidiaries. The Brooklyn Union Gas Company d/b/a KeySpan Energy Delivery New York provides gas distribution services to customers in the New York City Boroughs of Brooklyn, Queens and Staten Island. KeySpan Gas East Corporation d/b/a KeySpan Energy Delivery Long Island provides gas distribution services to customers in the Long Island counties of Nassau and Suffolk and the Rockaway Peninsula of the Borough of Queens.

    The Electric Services segment consists of subsidiaries that operate the electric transmission and distribution system owned by the Long Island Power Authority; own and provide capacity to and produce energy for the Long Island Power Authority from our generating facilities located on Long Island; and manage fuel supplies for the Long Island Power Authority to fuel our Long Island generating facilities, all through long-term service contracts having terms that range from eight to fifteen years. The Electric Services segment also includes subsidiaries that own, lease and operate the 2,168 megawatt Ravenswood electric generation facility, located in Queens, New York. Our contract with Consolidated Edison Company of New York, which provided Consolidated Edison with 100% of the available capacity of the Ravenswood facility on a fixed monthly fee, expired on April 30, 2000. We now provide all of the energy, capacity and ancillary services related to the Ravenswood facility to the New York Independent System Operator. Currently, our primary electric generation customers are the Long Island Power Authority and the New York Independent System Operator energy markets.

    The Gas Exploration and Production segment is engaged in gas and oil exploration and production, and the development and acquisition of domestic natural gas and oil properties. This segment consists of our 70% equity interest in The Houston Exploration Company, an independent natural gas and oil exploration company, as well as KeySpan Exploration and Production, LLC, our wholly owned subsidiary engaged in a joint venture with Houston Exploration. On March 31, 2000, under a pre-existing credit arrangement, approximately $80 million in debt owed by Houston Exploration to us was converted into common equity of Houston Exploration. Upon such conversion, our common equity ownership interest in Houston Exploration increased from 64% to the current level of approximately 70%.

     The Energy Services segment primarily includes companies that provide energy related services to customers located within the New York tri-state metropolitan area, Rhode Island and Pennsylvania through the following four lines of business: (i) Home Energy Services provides residential customers with service and maintenance of energy systems and appliances, as well as the retail marketing of natural gas and electricity to residential and small commercial customers; (ii) Business Solutions provides professional engineering-consulting and design of energy systems for commercial and industrial customers, including installation of plumbing, heating, ventilation and air conditioning equipment; (iii) Commodity Procurement provides management and procurement services for fuel supply and management of energy sales, primarily for and from the Ravenswood facility; and (iv) Telecommunications Services provides various services to carriers of voice and data transmission on Long Island and in New York City.

    Subsidiaries in the Energy Investments segment hold a 20% equity interest in the Iroquois Gas Transmission System LP, a pipeline that transports Canadian gas supply to markets in the Northeastern United States; a 50% interest in the Premier Transmission Pipeline and a 24.5% interest in Phoenix Natural Gas, both in Northern Ireland; investments in certain midstream natural gas assets in Western Canada owned jointly with Gulf Canada Resources Limited, through the Gulf Midstream Services Partnership and the ownership of certain oil producing properties in Alberta, Canada. These subsidiaries are primarily accounted for under the equity method. Accordingly, equity income from these investments is reflected in other income and (deductions) in the Consolidated Statement of Income. In October 2000, we sold our interest in certain oil producing properties in Alberta, Canada. An after-tax gain of approximately $1.3 million from the sale will be reported in the fourth quarter of 2000. Further, also in October 2000, we acquired the remaining 50% interest in Gulf Midstream, making us the sole owner of Gulf Midstream. The transaction required us to borrow an additional $48 million from a Canadian bank. For future financial reporting purposes, the operations of Gulf Midstream, which will now be known as KeySpan Energy Canada, will be fully consolidated in our financial statements.

    The Other segment represents primarily unallocated administrative and general expenses, interest income earned on temporary cash investments, and preferred stock dividends.

    The accounting policies of the segments are the same as those used for the preparation of the Consolidated Financial Statements. Our segments are strategic business units that are managed separately because of their different operating and regulatory environments. At September 30, 2000, the total assets of certain reportable segments increased from levels reported at December 31, 1999 as follows: the Energy Services segment's assets increased by approximately $260 million due primarily to the acquisition of four additional companies that provide energy-related services and the investment in MyHomeKey.com, Inc. The segment information presented below reflects amounts reported in the Consolidated Financial Statements for the three and nine months ended September 30, 2000 and 1999.

                                                                                                       (IN THOUSANDS OF DOLLARS)
-----------------------------------------------------------------------------------------------------------------------------------
                            Gas         Electric    Gas Exploration    Energy      Energy
                        Distribution    Services    and Production     Services    Investments   Other   Eliminations   Consolidated
------------------------------------- ------------- ----------------- ----------- ------------- -------  -------------   ----------
THREE MONTHS ENDED
SEPTEMBER 30, 2000

Unaffiliated Revenue   $ 292,352 $     374,517 $          62,748 $      215,871 $     1,649       $ -         $    -      $ 947,137
Intersegment Revenue                                                     15,903                              (15,903)             -
Operating Income        (21,542)        73,007            30,985         19,653       (969)       (9,056)          -         92,078
Earnings for
  Common Stock          (28,033)        31,796            13,418          9,636       2,687       (16,350)         -         13,154
Basic and Diluted
  Earnings Per Share    $(0.21)         $0.24             $0.10           $0.07        $0.02      $(0.12)         $-          $0.10

THREE MONTHS ENDED
SEPTEMBER 30, 1999

Unaffiliated Revenue   $ 208,572 $     241,259 $          42,081 $      46,096  $       461     $    -        $    -      $ 538,469
Intersegment Revenue           -             -                 -              -           -          -             -              -
Operating Income        (28,635)        49,392            15,798              -     (1,234)       1,462            -         36,783
Earnings for
  Common Stock          (29,037)        28,164             5,435            116       2,821       (7,171)          -            328
Basic and Diluted
  Earnings Per Share    $(0.21)         $0.21              $0.04           $0.00       $0.02     $ (0.06)      $     -        $0.00
---------------------    ----------- -------------  ----------------- -------------- ------------- ----------- -------------  ------



                                                                                                       (IN THOUSANDS OF DOLLARS)
-----------------------------------------------------------------------------------------------------------------------------------
                             Gas         Electric     Gas Exploration    Energy       Energy
                         Distribution    Services     and Production     Services    Investments  Other  Eliminations   Consolidated
----------------------- -------------- ------------- ----------------- -----------   ----------- ------   -----------   -----------
NINE MONTHS ENDED
SEPTEMBER 30, 2000

Unaffiliated Revenue    $ 1,458,595 $   1,097,616 $         169,966 $      480,511 $    4,650      $ -      $    -    $    3,211,338
Intersegment Revenue           -             -               -              48,677       -           -       (48,677)              -
Operating Income            212,688       204,834            72,514         51,958    (4,022)     (15,864)       -           522,108
Earnings for
  Common Stock              101,025       103,316            29,381         25,221      7,877     (43,033)       -           223,787
Basic and Diluted
  Earnings Per Share         $0.75          $0.77             $0.22          $0.19      $0.06      $(0.32)     $ -             $1.67

NINE MONTHS ENDED
SEPTEMBER 30, 1999

Unaffiliated Revenue    $ 1,208,254 $     606,552 $         103,622 $     123,165  $   1,510       $  -     $   -     $    2,043,103
Intersegment Revenue              -             -                 -              -          -         -         -                  -
Operating Income            198,565       112,652            29,879        (4,491)    (3,949)      7,564        -            340,220
Earnings for
  Common Stock               92,873        59,786             9,239        (2,384)      5,937     (16,292)      -            149,159
Basic and Diluted
  Earnings Per Share        $0.66          $0.43              $0.07        $(0.02)      $0.04     $(0.12)     $ -              $1.06
------------------------- -------------- -------------  --------------  -----------   --------  ---------  ------------- -----------

3.  ENVIRONMENTAL MATTERS

    MANUFACTURED GAS PLANT SITES: We have identified thirty-four manufactured gas plant sites that were historically owned or operated by KeySpan Energy Delivery New York and KeySpan Energy Delivery Long Island (or such companies' predecessors). These former sites, some of which are no longer owned by us, have been identified to the New York State Department of Environmental Conservation for inclusion on appropriate waste site inventories.

    We presently estimate that the remaining cost of our manufactured gas plant-related environmental cleanup activities will be approximately $119 million; which amount has been accrued as our current best estimate of our aggregate environmental liability for known sites. The currently-known conditions of the former manufactured gas plant sites, their period and magnitude of operation, generally observed cleanup requirements and costs in the industry, current land use and ownership, and possible reuse have been considered in establishing contingency reserves. We believe that in the aggregate, the accrued liability for investigation and remediation of the manufactured gas plant sites identified above are reasonable estimates of likely cost within a range of reasonable, foreseeable costs.

    Thirteen of the identified sites are currently the subject of Administrative Consent Orders with the Department of Environmental Conservation and another site is subject to the negotiation of an Administrative Consent Order or an agreement under the Department of Environmental Conservation's Voluntary Clean-up Program. Our remaining manufactured gas plant sites may not become subject to Administrative Consent Orders in the future, and accordingly no liability has been accrued for these sites.

    Under prior rate orders, the Public Service Commission of the State of New York has allowed recovery of costs related to certain KeySpan Energy Delivery New York manufactured gas plant sites. We believe that current rate plans in effect for both Gas Distribution subsidiaries provide for recovery of environmental costs attributable to the Gas Distribution segment. At September 30, 2000, we had a total regulatory asset of approximately $98 million. Expenditures incurred to date by us with respect to manufactured gas plant-related activities total approximately $20 million.


4.  LIQUIDITY AND FINANCINGS

    During the nine months ended September 30, 2000, we issued $1.6 billion and repaid $1.4 billion of commercial paper to satisfy working capital needs and the mandatory redemption of preferred stock as discussed below. At September 30, 2000, we had $382.1 million of commercial paper outstanding at an average annualized interest rate of 6.73%.

    Houston Exploration also issued and repaid commercial paper to satisfy working capital needs during the nine months ended September 30, 2000. For the nine months ended September 30, 2000, Houston Exploration borrowed $30 million under its credit facility with a commercial bank and repaid $37 million of outstanding borrowings. At September 30, 2000, $174 million remained outstanding under this facility at a weighted average annualized interest rate of 7.84%. In addition, during the nine months ended September 30, 2000, a subsidiary in the Energy Investments segment increased its borrowings under a revolving loan agreement with a financial institution in Canada by $33.6 million. At September 30, 2000, $118 million was outstanding at a weighted average annualized interest rate of 6.48%.

     In August, we filed a shelf registration statement with the Securities and Exchange Commission for the issuance of up to $1.65 billion of debt securities. We intend to issue the debt securities to replace short term borrowings to be entered into in connection with our acquisition of Eastern Enterprises and EnergyNorth, Inc. (See note 5 Acquisition of Eastern Enterprises.)

    On June 1, 2000, we redeemed, at maturity, all 14,520,000 outstanding shares of our 7.95% Preferred Stock Series AA. Our obligation of $370.2 million included the mandatory redemption price of $25 per share totaling $363.0 million and dividends payable totaling $7.2 million. The redemption was satisfied through utilization of internally generated funds and proceeds from the issuance of commercial paper.

    KeySpan Energy Delivery Long Island filed a shelf registration statement with the Securities and Exchange Commission in December 1999 for the issuance of up to $600 million of medium term notes. On February 1, 2000, KeySpan Energy Delivery Long Island issued $400 million 7.875% Notes due February 1, 2010. The net proceeds from the issuance were used to repay our treasury for costs in extinguishing $397 million of promissory notes to the Long Island Power Authority that matured in June 1999. The medium term notes are fully and unconditionally guaranteed by us. Currently,$200 million of medium term notes remain available for issuance under this shelf registration statement.


5.  ACQUISITION OF EASTERN ENTERPRISES

    On November 4, 1999, we and Eastern Enterprises announced that the companies had signed a definitive merger agreement under which we will acquire all of the common stock of Eastern for $64.00 per share in cash, subject to adjustment. The Agreement and Plan of Merger is included as an exhibit to our Form 10K for the year ended December 31, 1999. The transaction has a total value of approximately $2.5 billion and will be accounted for utilizing purchase accounting.

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

    We intend to access the financial markets in the fourth quarter of 2000 to finance approximately $2 billion for the Eastern and EnergyNorth transactions. We intend to use bridge financing to fund these transactions initially and then replace the bridge financing with $1.65 billion of long-term debt securities as soon as practicable thereafter. The remaining balance will be financed through the issuance of commercial paper. We anticipate issuing several different maturities of long-term debt to balance our future debt capital maturity structure.

    We expect pre-tax annual cost savings resulting from the transactions to be approximately $40 million. These cost savings result primarily from the elimination of duplicate corporate and administrative programs, greater efficiencies in operations and business processes, and increased purchasing efficiencies. We expect to achieve the majority of the reductions through a variety of programs which would include hiring freezes, attrition and separation programs, including implementation of an early retirement program and targeted severance programs. We have begun to initiate some of these programs and will report the potential effect of these initiatives on earnings and cash flow from operations when job positions and cost estimates have been finalized.

    Following the closing of these transactions, we will become subject to the regulation of the Securities and Exchange Commission as a registered holding company under the Public Utility Holding Company Act of 1935, as amended. As such, our corporate and financial activities as well as our subsidiaries, including such entities' ability to pay dividends, will be subject to Securities and Exchange Commission regulation. The merger is conditioned upon the approval of the Securities and Exchange Commission. Shareholders of both Eastern and EnergyNorth, as well as the New Hampshire Public Utility Commission (with respect to Eastern's acquisition of EnergyNorth) have approved the transactions. We anticipate that the transaction will be consummated in the fourth quarter of 2000, but are unable to determine when or if the required Securities and Exchange Commission approval will be obtained.


6.  NEW YORK STATE INDEPENDENT SYSTEM OPERATOR MATTERS

    We currently realize revenues from our investment in the Ravenswood facility through the wholesale sale of energy, capacity and ancillary services. Ancillary services include spinning reserves and non-spinning reserves available to replace energy that is unable to be delivered due to the unexpected loss of a major energy source.

    Due  to  the  increase  in  the   market-clearing   price  of  spinning  and
    non-spinning reserves during the first quarter of 2000, the New York Independent System Operator requested that the Federal Energy Regulatory Commission approve a bid cap on reserves as well as requiring a refunding of so-called alleged "excess payments" received by sellers into the ancillary services market, including the Ravenswood facility and the Long Island Power Authority. Other market participants, including buyers of reserves and electric utilities as load serving entities also filed complaints with the Federal Energy Regulatory Commission and intervened in the various Federal Energy Regulatory Commission proceedings related to reserves, and proposed alternative remedies.

     On May 31, 2000, the Federal Energy Regulatory Commission issued an order on reserves that granted approval of a bid cap for non-spinning reserves which includes payments for the opportunity cost of not making energy sales. The other requests - such as a bid cap for spinning reserves, retroactive refunds, recalculation of reserve prices for March 2000, and convening a technical conference and settlement proceeding - were rejected. Pursuant to the May 31, 2000 order, the New York Independent System Operator made its first compliance filing to the Federal Energy Regulatory Commission on June 15, 2000. However, the New York Independent System Operator and several other market participants have requested rehearing of the May 31, 2000 order. In response to the New York Independent System Operator request, the Federal Energy Regulatory Commission has allowed the New York Independent System Operator to recalculate prices for reserves for the March 2000 period as if the bid cap approved effective April 1, 2000 had been effective for March, pending its review on the rehearing requests of the May 31, 2000 order.

    On September 5, 2000 New York State Electric and Gas Corporation filed a lawsuit against the New York Independent System Operator, in Supreme Court Broome County, seeking recovery of overcharges and damages related to the New York Independent System Operator's administration of the reserves market. We are not a party to the lawsuit.

    Additionally, the wholesale energy market has also been the focus of increased market based pricing. On June 30, 2000, the New York Independent System Operator petitioned the Federal Energy Regulatory Commission to approve a $1,300 megawatt/hour ("MWh") bid cap in the energy market to be effective July 6, 2000 through October 28, 2000. The New York Independent System Operator requested the bid cap because it believed that there was a lack of price responsive demand and that the start-up problems associated with implementation of the New

    York Independent System Operator might cause severe price spikes during the summer peak months. In response, on July 26, 2000, the Federal Energy Regulatory Commission issued an order approving a $1,000/MWh bid cap in the energy market effective July 26, 2000 through October 28, 2000. The July 26, 2000 order also required the New York Independent System Operator to identify certain "market flaw problems" and to report them to the Federal Energy Regulatory Commission by September 1, 2000.

    On September 8, 2000 the New York Independent System Operator issued to the Federal Energy Regulatory Commission revised tariff sheets and a corrected combined compliance filing and report related to reserve markets. The compliance filing proposes tariff changes to become effective November 1, 2000 with the exception of the effective date for the payment of lost opportunity costs to suppliers of 10-minute reserves, where such filing proposes an effective date of May 31, 2000. The compliance filing proposed a number of changes, including the gradual removal of the bid cap in the reserve market from $15.00/MWh on November 1, 2000, to $30.00/MWh on January 1, 2001 and to eliminate it completely on May 1, 2001. Various parties filed comments to the compliance filing requesting additional changes including extending the $1,000/MWh energy price cap beyond October 28, 2000. The compliance filing and comments are pending the Federal Energy Regulatory Commission review.

    We are opposing the relief requested by the New York Independent System Operator and the load serving entities and believe that the ultimate resolution of these issues will not have a material effect on our consolidated financial position or results of operations.


7.  DERIVATIVE FINANCIAL INSTRUMENTS

     In connection with our anticipated purchase of Eastern (See Note 5, "Acquisition of Eastern Enterprises") and the anticipated issuance of long-term debt securities to finance the acquisition, we entered into forward starting swap agreements to hedge a portion of the risk that the cost of the future issuance of fixed-rate debt may be adversely affected by changes in interest rates. Through September 30, 2000, we have entered into $1.5 billion of forward starting swap agreements. The interest lock rates range from 6.86% to 7.78% and have maturities that range from 5 to 30 years. Under a forward starting swap agreement, we agree to pay or receive an amount equal to the difference between the net present value of the cash flows for a notional amount of indebtedness based on the existing yield of a hedging instrument at the date of the agreement and at the date the agreement is settled. Gains and losses on these agreements will be deferred and amortized over the life of the underlying debt to be issued. The notional amounts of the agreements are not exchanged. We have entered into these agreements with more than one major financial institution in order to minimize counter party credit risk.

     Based on interest rates effective as of October 30, 2000, we estimate that we may be obligated to pay counterparties approximately $60 million at the time of the issuance of the long-term debt. This amount will be amortized over the life of the long-term debt, with maturities that are estimated to range from 5 to 30 years. This amount reflects the significant decrease in interest rates since we entered into the forward starting swap lock agreements. As a result of the significant decrease in interest rates, we will be able to issue the anticipated long-term debt at lower rates.

    Also during the quarter, we have engaged in the use of derivative swap instruments to fix the selling price on a portion of our estimated 2001 summer peak electric energy sales from the Ravenswood facility and to fix the purchase price of fuel used to generate electricity. For the months of July and August 2001, we have hedged the sales price on 105,600 megawatt hours of summer peak electric sales to protect against a potential degradation in market prices during the summer. Under these swap agreements, we will receive a fixed price per megawatt hour of electricity sold during summer peak hours and pay the counter party the then current floating market price for peak electric supply. We will receive the then current floating market price of peak electric energy when the Ravenswood facility sells electric energy to the New York Independent System Operator. These derivatives are accounted for as hedges. We also have a tolling arrangement with two counter parties under which we have "locked-in" a profit margin on 52,800 megawatt hours of summer season sales and 211,200 megawatt hours of winter sales. Under these arrangements, we will receive an up-front fee and will pay the counter party, on a monthly basis, our realized profit margin from the sale of electric energy. As a result of these hedging arrangements, we have hedged approximately 9% of our estimated peak 2001 summer electric sales and approximately 6% of our estimated 2001 yearly electric sales.

8.    NEW FINANCIAL ACCOUNTING STANDARDS

     In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 to fiscal years beginning after July 15, 2000. We will therefore adopt SFAS No. 133 in the first quarter of fiscal year 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities.

    In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No 133." SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for a number of transactions. The most significant amendment to SFAS 133 as it relates to our operations is that the normal purchases and normal sales exception found in SFAS 133 may now be applied to contracts that implicitly or explicitly permit net settlement, and contracts that have a market mechanism to facilitate net settlement. Therefore, under SFAS 138 our gas procurement contracts are not considered derivative financial instruments.

    All of our derivative financial instruments, except for an interest rate swap, are cash-flow hedges. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Periodic changes in market value of derivatives which meet the definition of a cash-flow hedge are recorded as comprehensive income, subject to effectiveness, and then included in net income to match the underlying hedged transactions. Our derivative instruments currently in place qualify for hedge accounting, and as a result implementation of SFAS No. 133 and SFAS No. 138 when adopted are not expected to have a material effect on our net income, but could have a significant effect on comprehensive income because of fluctuations in the market value of the derivatives employed for hedging certain risks.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following is a summary of items affecting comparative earnings and a discussion of material changes in revenues and expenses during the three and nine month periods ended September 30, 2000 compared to the three and nine month periods ended September 30, 1999. Capitalized terms used in the discussions to follow but not otherwise defined, have the same meaning as when used in the Footnotes to the Consolidated Financial Statements included under Item 1. References to "we", "us", and "our" mean KeySpan Corporation, together with its consolidated subsidiaries. For all periods presented, diluted earnings per share is the same as basic earnings per share, since there was no effect on earnings per share from our outstanding options.


Earnings Summary

Earnings (loss) by reporting segment is set forth in the following table for the periods indicated:

                                                                                                           (IN THOUSANDS OF DOLLARS)
-----------------------------------------------------------------------------------------------------------------------------------
                                  Three Months             Three Months              Nine Months              Nine Months
                                     Ended                     Ended                    Ended                    Ended
                                 September 30,             September 30,            September 30,            September 30,
                                      2000                     1999                     2000                     1999
-----------------------------------------------------------------------------------------------------------------------------------
Gas Distribution            $       (28,033) $               (29,037) $               101,025  $                92,873
Electric Services                    31,796                   28,164                  103,316                   59,786
Gas Exploration and
    Production                       13,418                    5,435                   29,381                    9,239
Energy Services                       9,636                      116                   25,221                   (2,384)
Energy Investments                    2,687                    2,821                    7,877                    5,937
Other                               (16,350)                  (7,171)                 (43,033)                 (16,292)
-----------------------------------------------------------------------------------------------------------------------------------
Consolidated Earnings       $        13,154  $                   328  $               223,787  $               149,159
-----------------------------------------------------------------------------------------------------------------------------------

Consolidated earnings per share were $0.10 and $1.67 for the three and nine months ended September 30, 2000, respectively compared to $0.00 and $1.06 for the corresponding periods last year. Our average common shares outstanding for the quarter and nine months ended September 30, 2000 were approximately two and four percent lower, respectively than the same periods last year due to a stock repurchase program in 1999.

The increase in consolidated earnings in both periods reflects, primarily the operations associated with our investment in the Ravenswood facility which was acquired in June 1999, as well as, earnings from our Energy Services segment which reflect, primarily earnings from intercompany fuel procurement and energy management services provided to the Ravenswood facility. Consolidated earnings for the three and nine months ended September 30, 2000, also reflect improved performance from our Gas Exploration and Production segment, which benefitted from significantly higher realized gas prices and increased production volumes compared to last year. In addition, on March 31, 2000 we increased our ownership in Houston Exploration from 64% to 70%.

Gas distribution earnings for quarters ended September 30 generally are unprofitable due to the seasonal nature of gas heating sales. The increase in earnings from the Gas Distribution segment for the nine months ended September 30, 2000, compared to the corresponding period last year reflects revenue benefits from continued gas sales growth and favorable gas prices compared to oil prices.

Partially offsetting the aforementioned benefits to comparative earnings are certain corporate expenses which have not been allocated to the operating segments. Further, we made an additional contribution to the KeySpan Foundation, a not-for-profit philanthropic foundation that makes donations to local charitable community organizations. In addition, for the nine months ended
September 30, 2000, we realized lower interest income on temporary cash investments as compared to the comparable period last year. Interest income has been decreasing as we used cash to finance acquisitions and repurchase shares of our common stock in 1999.

Revenues
--------

Consolidated revenues were $947.1 million for the three months ended September 30, 2000, compared to $538.5 million for the corresponding period last year, an increase of $408.6 million or 76%. For the nine months ended September 30, 2000 consolidated revenues were $3.2 billion, compared to $2.0 billion for the corresponding period last year, an increase of $1.2 billion or 57%. The increases in revenues are due primarily to: (i) increases in revenues from the Ravenswood facility of $139.8 million and $457.8 million for the three and nine months ended September 30, 2000, respectively; (ii) increases in Gas Distribution revenues of $83.8 million and $250.3 million for the three and nine months ended September 30, 2000, respectively; and (iii) increases of $169.8 million and $357.3 million in revenues for the three and nine months ended September 30, 2000, respectively from the Energy Services segment.

Revenues from the Ravenswood facility benefitted from the sale of energy, capacity and ancillary services to the New York Independent System Operator at competitive market prices. Prior to the start of the New York Independent System Operator on November 19 1999, all of the energy and capacity from the Ravenswood facility was sold to Consolidated Edison on a cost recovery and fixed fee basis. Revenues from the Gas Distribution segment benefitted from continued gas sales growth and favorable gas prices as compared to oil prices. Revenues from the Gas Distribution segment also include recovery of gas costs, which have been significantly higher in 2000 compared to 1999. The increase in revenues from the Energy Services segment resulted from recent acquisitions of companies providing various energy-related services throughout the New York tri-state metropolitan area and Rhode Island, and sales growth related to our gas and electric marketing subsidiary.

Operating Expenses
------------------

Consolidated operating expenses were $855.1 million for the third quarter of 2000, compared to $501.7 million for the corresponding period last year, an increase of $353.4 million, or 70%. For the nine months ended September 30, 2000 consolidated operating expenses were $2.7 billion compared to $1.7 billion for the corresponding period last year, an increase of $1.0 billion, or 58%. The increases in operating expenses were primarily the result of higher purchased fuel and gas costs, and higher operations and maintenance expenses. Fuel and purchased power expense for the operation of the Ravenswood facility was $94.5 million and $235.1 million for the quarter and period ended September 30, 2000, respectively. We did not incur any fuel costs for the Ravenswood facility for the corresponding periods last year. The prior owner of the Ravenswood facility, Consolidated Edison, owned and supplied the fuel necessary to operate the Ravenswood facility from June 19, 1999 until the start of the New York Independent System Operator's operations on November 19, 1999. During this time, all of the energy generated by the Ravenswood facility was supplied to Consolidated Edison. Fuel and purchased power expense also reflects costs incurred by our gas and electric marketing subsidiary. This subsidiary has been providing residential, and small commercial and industrial customers with electric sales since January 2000.

The increase in gas costs for both periods of 2000 compared to the comparable periods last year, resulted from gas sales growth associated with our two gas distribution subsidiaries and our gas and electric marketing subsidiary, as well as significantly higher gas prices. Variations in utility gas costs have little impact on operating results as the current gas rate structure of each of our gas distribution utilities includes a gas adjustment clause, pursuant to which variations between actual gas costs and gas cost recoveries are deferred and subsequently refunded to or collected from customers. Fluctuations in gas costs, however, can affect earnings of our gas and electric marketing subsidiary. This subsidiary employs derivative financial instruments to hedge a portion of the risk associated with higher future gas costs.

Operations and maintenance expenses increased by $96.1 million or 33%, for the three months ended September 30, 2000, and by $358.4 million or 47%, for the nine months ended September 30, 2000 compared to the corresponding periods last year, primarily as a result of recent acquisitions of companies providing various energy-related services, the operations of the Ravenswood facility and the installation of an underground transmission line to reinforce the electric system capacity on the southfork of Long Island on behalf of the Long Island Power Authority.

Other Income and (Deductions)
-----------------------------

Other income includes equity income from subsidiaries comprising the Energy Investments segment, primarily our investments in Canada. In addition, other income also includes interest income from temporary cash investments and the effect on net income from the minority interest associated primarily with Houston Exploration, as well as certain non-operating expenses.

As previously mentioned, we incurred an expense of $5 million in the quarter ended September 30, 2000, reflecting a contribution to the KeySpan Foundation. Further, for the nine months ended September 30, 2000, other income includes a charge of $9 million related to certain rate settlement issues, compared to a charge of $6 million recorded in the nine months ended September 30, 1999. We also realized lower interest income on temporary cash investments as compared to the comparable period last year.

Other Expenses
--------------

Interest expense was $14.7 million and $21.3 million higher for the three and nine months ended September 30, 2000, respectively compared to the corresponding periods last year. Interest expense for both periods ended September 30, 2000 reflects higher levels of debt outstanding, primarily related to the medium term notes issued in February 2000, and debt associated with our Canadian investments, as well as higher commercial paper borrowings.

Income tax expense reflects the higher level of pre-tax income for the quarter and nine months ended September 30, 2000, compared to the corresponding periods last year. Further, during the three months ended September 30, 2000, we changed our basis for computing certain local income taxes which contributed to the increase in income tax expense for both the quarter and period ended September 30, 2000.

Income tax expense for the nine months ended September 30, 1999 reflects an adjustment to deferred tax expense and current tax expense for the utilization of previously deferred net operating loss carryforwards recorded in 1998. In 1998, we recorded as a deferred tax asset, a benefit of $71.1 million for net operating loss carryforwards. We estimated that $57.4 million of the benefits from the net operating loss carryforwards from 1998 would be realized in our consolidated 1999 federal and state income tax returns and, accordingly, we applied the net operating loss benefits in our 1999 federal and state tax provisions.


ANTICIPATED FUTURE DEVELOPMENTS

Acquisition of Eastern Enterprises
----------------------------------

On November 4, 1999, we and Eastern announced that the companies had signed a definitive merger agreement under which we will acquire all of the common stock of Eastern for $64.00 per share, subject to adjustment. Further, in connection with the merger, Eastern has amended its merger agreement with EnergyNorth, Inc. to provide for an all cash acquisition by Eastern of EnergyNorth at price of $61.13 per share, subject to adjustment. The proposed transactions are expected to close contemporaneously in the fourth quarter of calendar year 2000. See Note 5 to the Consolidated Financial Statements, "Acquisition of Eastern Enterprises" for a further explanation of the proposed transactions.

We expect to raise approximately $2 billion in financing for the transactions. The goodwill associated with the transactions is currently estimated to be approximately $1.3 billion. Consolidated proforma results of operations for a twelve month period, including future interest expense and the amortization of goodwill, indicate that the transactions will have a dilutive effect on net income. However, the consolidated proforma results do not take into account: i) continued gas sales growth throughout our current and future service territory, especially on Long Island and New England; ii) earnings enhancement from our investment in the Ravenswood facility; iii) the continued successful integration of acquired companies providing energy-related services within our Energy Services segment; and iv) anticipated before-tax synergy savings of $40 million annually starting in 2001. We currently expect that these earnings enhancements will offset the dilutive effects of the Eastern and EnergyNorth transactions.

Based on current forecasts, we believe that year-end earnings in 2000 could be as much as 40% higher than earnings achieved in 1999, excluding the impact of transaction, restructuring and early retirement charges to be recorded in the fourth quarter which we currently estimate will be at least $50 million. In line with our objective to realize synergy savings, we have implemented an early retirement program and targeted severance programs. We are also completing our resource allocation process for 2001 and are encouraged that we will achieve the growth and synergy savings projected as part of the Eastern and EnergyNorth acquisitions. Currently, we are hopeful that we can exceed the First Call consensus earnings forecast of $2.41 per share in 2001. Moreover, we anticipate disposing of certain non-core assets (i.e., assets other than those associated with our gas distribution and electric generation operations) within the next several years. However, we are unable to predict when or if any such sales will occur or their impact on our results of operations or financial condition.

Following the announcement that we had entered into an agreement to purchase Eastern, Standard & Poor's Rating Services placed our and certain of our subsidiaries', as well as Eastern's corporate credit, senior unsecured debt, and preferred stock on Credit Watch with negative implications. Similarly, Moody's Investors Service also placed our and certain of our subsidiaries', as well as Eastern's corporate credit, senior unsecured debt, commercial paper and preferred stock on review for possible downgrade. Moody's has finalized its review process and has reaffirmed our long-term A3 Issuer Rating. We anticipate that Standard & Poor's will finalize its review process in our fourth quarter.

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

                                                                                                          (IN THOUSANDS OF DOLLARS)
-----------------------------------------------------------------------------------------------------------------------------------
                                                   Three Months           Three Months            Nine Months            Nine Months
                                                       Ended                 Ended                   Ended                  Ended
                                                   September 30,         September 30,           September 30,         September 30,
                                                       2000                   1999                    2000                     1999
---------------------------------------------  --------------------- ----------------------  ----------------------  ---------------
Revenues                                       $   292,352 $              208,572  $            1,458,595  $              1,208,254
Purchased gas for resale                           132,617                 62,560                 663,246                   470,633
Revenue taxes                                       14,615                 12,675                  78,695                    75,578
---------------------------------------------   -------------------- ----------------------  ----------------------  --------------
Net Revenues                                       145,120                133,337                 716,654                   662,043
---------------------------------------------   -------------------- ----------------------  ----------------------  --------------
Operations and maintenance                         103,876                108,849                 323,401                   306,364
Depreciation and amortization                       29,330                 24,630                  86,698                    73,235
Operating taxes                                     33,456                 28,493                  93,867                    83,879
---------------------------------------------  --------------------- ----------------------  ---------------------   --------------
Total Operating Expenses                           166,662                161,972                 503,966                   463,478
---------------------------------------------  --------------------- ----------------------  ----------------------  ---------------
Operating Income (Loss)                           $(21,542)$              (28,635) $              212,688  $                198,565
---------------------------------------------  --------------------- ----------------------  ----------------------  ---------------
Earnings (Loss) for Common Stock                  $(28,033)$              (29,037) $              101,025  $                 92,873
---------------------------------------------  --------------------- ----------------------  ----------------------  ---------------
Firm gas sales (MDTH)                               17,547                 16,353                 125,318                   120,401
Firm transportation (MDTH)                           3,679                  2,889                  19,306                    15,030
Transportation - Electric
     Generation (MDTH)                              14,711                 32,352                  45,342                    61,763
Other sales (MDTH)                                  24,887                 12,441                  67,380                    38,279
Warmer than normal                                     N/A                    N/A                     5.9%                     9.7%
---------------------------------------------  --------------------- ----------------------  ----------------------  ---------------

An MDTH is 10,000 therms (British Thermal Units) and reflects the heating content of approximately one million cubic feet of gas. A therm reflects the heating content of approximately 100 cubic feet of gas. One billion cubic feet
(BCF) of gas equals approximately 1,000 MDTH.

NET REVENUES

Net gas revenues increased during the third quarter of 2000, compared to the third quarter of last year, by $11.8 million or 9%. For the nine months ended September 30, 2000, net gas revenues increased by $54.6 million or 8% compared to the corresponding period of last year. These increases in net gas revenues were due to continued gas sales growth and favorable gas prices compared to oil prices. Firm net gas revenues grew approximately $7 million and $26 million for the three and nine months ended September 30, 2000, respectively over the corresponding periods in 1999, through the addition of new gas customers and oil to gas conversions, primarily in the Long Island market. Long Island has a low natural gas saturation rate and significant gas sales growth opportunities are believed to be available. We estimate that on Long Island less than 30% of the residential and multi-family markets, and approximately 70% of the commercial market currently use natural gas for space heating. In the Long Island service area, we will continue to seek growth through the expansion of our distribution system, as well as through the conversion of residential homes from oil-to-gas for space heating purposes and the pursuit of opportunities to grow multi-family, industrial and commercial markets.

In the large volume heating markets and other interruptible markets, which include large apartment houses, government buildings and schools, gas service is provided under rates that are set to compete with prices of alternative fuel, including No. 2 and No. 6 grade heating oil. The price of both heating grade fuel oil and natural gas has increased significantly during the past few months. During the three and nine months ended September 30, 2000 gas generally sold at a slight discount to heating oil. We increased sales in these markets by approximately $3 million and $23 million for the three and nine months ended September 30, 2000, respectively compared to the same periods last year, through aggressive unit pricing and the addition of two large commercial and industrial customers.

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

Our gas distribution subsidiaries each operate under a utility tariff that contains a weather normalization adjustment that largely offsets shortfalls or excesses of firm net revenues (i.e., revenues less gas costs and revenue taxes) during a heating season due to variations from normal weather.

SALES, TRANSPORTATION AND OTHER QUANTITIES

Comparative firm gas sales and transportation quantities for the three and nine months ended September 30, 2000, reflect the increase in firm sales, as discussed above. Firm gas transportation quantities increased in both the three and nine months ended September 30, 2000, as we continue our natural gas deregulation initiatives. Our net margins are currently not affected by customers opting to purchase their gas supply from other sources, since distribution rates charged to transportation customers are the same as those charged to full sales service customers.

Transportation   quantities   related  to   electric   generation   reflect  the
transportation of gas to our electric generating facilities located on Long Island. Net revenues from these services are minimal.

Other sales quantities include on-system interruptible quantities, off-system sales quantities (sales made to customers outside of our service territories) and related transportation. Effective April 1, 2000, we entered into an agreement with Coral Resources, L.P., a subsidiary of Shell Oil Company. Coral assists in the origination, structuring, valuation and execution of energy-related transactions. A sharing exists between gas ratepayers and our two gas distribution subsidiaries (collectively referred to as the "Gas Companies") for off-system gas transactions. The Gas Companies' share of the profits on such transactions is then shared with Coral. The Gas Companies also share in revenues arising from certain transactions initiated by Coral. Prior to this agreement with Coral, KeySpan Energy Delivery New York had an agreement with Enron Capital and Trade Resources Corp., a subsidiary of Enron Corp., which expired on March 30, 2000. Pursuant to this agreement, Enron provided gas supply and asset management services to KeySpan Energy Delivery New York for a fee, and obtained the right to earn revenues based upon its management of KeySpan Energy Delivery New York's gas supply requirements, storage arrangements and off-system capacity. As a result of this agreement, KeySpan Energy Delivery New York did not report any off-system sales quantities in 1999.

OPERATING EXPENSES

Operating expenses increased by $4.7 million, or 3%, in the third quarter of 2000 compared to the corresponding quarter last year, and by $40.5 million, or 9% for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. Operations and maintenance expense in both periods reflects, generally higher labor costs and associated employee benefit expenses, and higher marketing costs and incentives related to our gas expansion initiatives on Long Island. The increase in depreciation and amortization expense generally reflects continued property additions, and the amortization of certain regulatory items previously deferred and now being recovered through revenue recovery mechanisms. Further, operating taxes which include state and local taxes on property have increased as the applicable property base and tax rates generally have increased.

EARNINGS

In addition to the aforementioned, earnings available for common stock also reflect interest expense and federal income tax provisions. Interest expense for the quarter ended September 30, 2000 is $2.3 million higher as compared to the comparable period last year due to the issuance of $400 million of medium term notes in February 2000.


Electric Services
-----------------

The Electric Services segment primarily consists of subsidiaries that own, lease and operate oil and gas fired generating plants in Queens and Long Island and, through long-term contracts, manage the electric transmission and distribution system, the fuel and electric purchases, and the off-system electric sales for the Long Island Power Authority.

Selected financial data for the Electric Services segment is set forth in the table below for the periods indicated.

                                                                                                         (IN THOUSANDS OF DOLLARS)
-----------------------------------------------------------------------------------------------------------------------------------
                                               Three Months            Three Months             Nine Months              Nine Months
                                                  Ended                    Ended                   Ended                    Ended
                                               September 30,           September 30,            September 30,          September 30,
                                                   2000                    1999                     2000                    1999
----------------------------------------  ----------------------  ----------------------- ------------------------ -----------------
Revenues
  LIPA service agreements                 $       173,277  $               179,835 $                569,691 $               536,428
  Ravenswood Facility                             201,240                   61,424                  527,925                  70,124
----------------------------------------  ---------------------   -----------------------  ----------------------- ----------------
Total Revenues                                    374,517                  241,259                1,097,616                 606,552
Purchased fuel                                     94,482                        -                  235,131                       -
----------------------------------------  ---------------------   ----------------------- ------------------------ ----------------
Net Revenues                                      280,035                  241,259                  862,485                 606,552
----------------------------------------  ---------------------   ----------------------- ------------------------ -----------------
  Operations and maintenance                      154,357                  142,748                  503,234                 367,078
  Depreciation                                     12,253                   12,395                   36,814                  32,660
  Operating taxes                                  40,418                   36,724                  117,603                  94,162
----------------------------------------  ---------------------   ----------------------- ------------------------ -----------------
Total Operating Expenses                          207,028                  191,867                  657,651                 493,900
----------------------------------------  ---------------------   ----------------------- ------------------------ -----------------
Operating Income                          $        73,007  $                49,392 $                204,834 $               112,652
----------------------------------------  ---------------------   ----------------------- ------------------------ -----------------
Earnings for Common Stock                 $        31,796  $                28,164 $                103,316 $                59,786
----------------------------------------  ---------------------   ----------------------- ------------------------ -----------------
Electric sales (MWH)                            1,465,196                2,155,496                4,013,843               2,155,496
Degree Days                                           761                    1,013                   1,124                    1,416
Capacity (MW)                                       2,294                    2,120                    2,294                   2,120
----------------------------------------  ---------------------   ----------------------- ------------------------ -----------------

NET REVENUES

Net revenues increased by $38.8 million, or 16%, and by $255.9 million, or 42% in the three and nine months ended September 30, 2000, respectively, compared to the comparable periods last year. The increase in net revenues is due primarily to the Ravenswood facility that we acquired in June 1999. Revenues from the Ravenswood facility benefitted from the sale of energy, capacity and ancillary services to the New York Independent System Operator at competitive market prices, and from effective hedging strategies. Prior to the start of operations of the New York Independent System Operator on November 19, 1999, all of the energy and capacity from the Ravenswood facility was sold to Consolidated Edison on a cost recovery and fixed fee basis. Further, there were no sales of ancillary services in 1999.

Purchased fuel expense for the operation of the Ravenswood facility was $94.5 million and $235.1 million for the quarter and period ended September 30, 2000, respectively. We did not incur any fuel costs for the Ravenswood facility for the corresponding period last year. The prior owner of the Ravenswood facility, Consolidated Edison, owned and supplied the fuel necessary to operate the

Ravenswood facility from June 19, 1999 until the start of the New York Independent System Operator on November 19, 1999.

Revenues from our service agreements with the Long Island Power Authority were $33.3 million higher for the nine months ended September 30, 2000 compared to the comparable period last year, but were $6.6 million lower in the third quarter of 2000 compared to the third quarter of 1999. The increase in comparative nine month revenues is primarily the result of a major construction project performed by us on behalf of The Long Island Power Authority. In June 2000, we completed the installation of an underground transmission line to reinforce the electric system capacity on the southfork of Long Island. The project was performed under a fixed fee contract with the Long Island Power Authority, as part of the management services agreement. Further, revenues for nine months ended September 30, 2000 include $14 million of off-system sales from our Long Island electric generation units. Under the terms of the energy management agreement, we are entitled to one-third of the profit from any off-system electricity sales arranged by us on the Long Island Power Authority's behalf. (For a description of Long Island Power Authority service agreements, see our Annual Report on Form 10K for the year ended December 31, 1999.)

We have realized significant revenues and profits from the sale of energy, capacity and ancillary services from the Ravenswood facility and through the energy management agreement. (Ancillary services include primarily spinning reserves and non-spinning reserves.) Due to the significant increase in the market-clearing price for electricity and certain ancillary services, the New York Independent System Operator and other market participants have requested that the Federal Energy Regulatory Commission cap the sales prices for both energy sales and the sale of ancillary services. See Note 6 to the Consolidated Financial Statements, "New York State Independent System Operator Matters" for a further discussion of these matters.


OPERATING EXPENSES

Operating expenses for the third quarter of 2000 increased by $15.2 million or 8% compared to the third quarter of 1999. Operating expenses for the nine months ended September 30, 2000, increased by $163.8 million or 33%, compared to the comparable period in 1999. The increase in operating expenses for both periods in 2000, reflects primarily the operations of the Ravenswood facility. Operating expenses associated with the Ravenswood facility increased by $29.5 million and $120.2 million for the three and nine months ended September 30, 2000, respectively, compared to the corresponding periods of 1999. Included in operating expenses for the Ravenswood facility are charges of $15.9 million and $48.7 million for the quarter and nine months ended September 30, 2000, respectively for fuel management services provided by one of our subsidiaries within the Energy Services segment. There were no comparable charges in 1999. Further, since the Ravenswood facility was acquired by us in June 1999, operating expenses for the period ended September 30, 2000 reflect a full nine months of operations compared to only three months of operations for the period ended September 30, 1999. Operating expenses incurred under Long Island Power Authority Service Agreements decreased by $14.3 million for the three months ended

September 30, 2000 compared to the same period in 1999. Operating expenses incurred under these service agreements increased by $43.5 million for the nine months ended September 30, 2000 compared to the comparable period last year due primarily to costs incurred to install the new electric transmission line discussed above.

EARNINGS

In addition to the aforementioned, earnings available for common stock also reflect interest expense, as well as city, state and federal income tax provisions. During the three months ended September 30, 2000, we changed our basis for computing certain local income taxes and, as a result, recorded higher taxes in 2000 compared to 1999. Further, for the nine months ended September 30, 2000, earnings also include an after-tax charge of $2.2 million for the loss on the sale of certain assets.

OTHER ISSUES

We have filed an application with the New York State Public Service Commission to build a new 250 MW cogeneration facility at the Ravenswood facility site. The new facility, which will generate electricity and steam, is expected to be in service in 2003. Further, we continue to evaluate the electric needs on Long Island and may, if economic circumstances and energy needs so warrant, proceed with strategies to add additional electric capacity on Long Island.


Gas Exploration and Production

The Gas Exploration and Production segment is engaged in gas and oil exploration and production, and the development and acquisition of domestic natural gas and oil properties. This segment consists of our 70% equity interest in Houston Exploration, as well as KeySpan Exploration and Production LLC, our wholly owned subsidiary engaged in a joint venture with Houston Exploration. On March 31, 2000, under a pre-existing credit arrangement, approximately $80 million in debt owed by Houston Exploration to us was converted into Houston Exploration common equity. Upon such conversion, our common equity ownership interest in Houston Exploration increased from 64% to approximately 70%.

Selected financial data and operating statistics for the Gas Exploration and Production segment are set forth in the following table for the periods indicated.

                                                                                                           (IN THOUSANDS OF DOLLARS)
------------------------------------------------------------------------------------------------------------------------------------
                                                   Three Months           Three Months            Nine Months            Nine Months
                                                      Ended                  Ended                   Ended                   Ended
                                                   September 30,          September 30,           September 30,        September 30,
                                                       2000                   1999                    2000                   1999
--------------------------------------------  ---------------------- ----------------------  ----------------------  ---------------
Revenues                                      $       62,748 $               42,081  $              169,966  $             103,622
Depreciation and amortization                         22,008                 18,644                  65,257                 53,673
Other operating expenses                               9,755                  7,639                  32,195                 20,070
--------------------------------------------  ---------------------- ----------------------  ----------------------  ---------------
Operating Income                              $       30,985 $               15,798  $               72,514  $              29,879
--------------------------------------------  ---------------------- ----------------------  ----------------------  ---------------
Earnings for Common Stock                     $       13,418 $                5,435  $               29,381  $               9,239
--------------------------------------------  ---------------------- ----------------------  ----------------------  ---------------
Natural gas production (Mmcfe)                        19,172                 17,922                  58,228                 51,572
Natural gas (per Mcf) realized                $        3.24          $        2.33           $        2.88           $       2.00
Natural gas (per Mcf) unhedged                $        4.22          $        2.47           $        3.33           $       2.05
--------------------------------------------  ---------------------- ----------------------  ----------------------  ---------------

       Operating income above represents 100% of our gas exploration and production subsidiaries' results for the periods indicated. Earnings, however, are adjusted to reflect minority interest and, accordingly, include 70% of Houston Exploration's results since April 1, 2000 and 64% of Houston Exploration's results for all periods prior to March 31, 2000. Gas reserves and production are stated in BCFe and Mmcfe, which includes equivalent oil reserves.


OPERATING INCOME

Operating income increased by $15.2 million and $42.6 million for the three and nine months ended September 30, 2000, respectively compared to corresponding periods in 1999. The increase in operating income for the third quarter of 2000 compared to the third quarter of 1999 reflects the benefits derived from an 7% increase in production volumes, combined with a 39% increase in average realized gas prices (average wellhead price received for production plus hedging gains and losses). For the nine months ended September 30, 2000, operating income reflects the benefits derived from a 13% increase in production volumes, combined with a 44% increase in average realized gas prices over comparable amounts for the corresponding period in 1999.

At December 31, 1999 our gas exploration and production subsidiaries had 553 BCFe of net proved reserves of natural gas, of which approximately 75% were classified as proved developed.


Energy Services
---------------

The Energy Services segment primarily includes companies that provide services through four lines of business to clients located within the New York tri-state metropolitan area, Rhode Island and Pennsylvania. The lines of business include: home energy services; business solutions; commodity procurement; and telecommunications services.

In February 2000, we acquired three additional companies that provide energy-related services within these lines of business. Further, in August 2000, we acquired another company that builds, installs and services heating, ventilation and air-conditioning equipment throughout New Jersey and Eastern Pennsylvania, with customers ranging from small industrial facilities to large pharmaceutical plants. This company has 400 employees and reported revenues of $93 million in 1999. In addition, we are also involved, through a joint venture, in providing energy-related services to consumers through the MyHomeKey.com website. MyHomeKey is a personalized, Internet-based home management system that puts service providers at customers' fingertips, delivers advice and one-stop shopping for most home products and services. MyHomeKey.com was launched in September 2000.

Selected financial data for the Energy Services segment is set forth in the following table for the periods indicated.

                                                                                                          (IN THOUSANDS OF DOLLARS)
------------------------------------------------------------------------------------------------------------------------------------
                                                 Three Months           Three Months           Nine Months             Nine Months
                                                    Ended                  Ended                  Ended                   Ended
                                                 September 30,         September 30,           September 30,           September 30,
                                                     2000                   1999                   2000                    1999
------------------------------------------- ----------------------  --------------------  ----------------------  ------------------
 Unaffiliated revenues                      $       215,871  $             46,096  $              480,511  $              123,165
 Intersegment revenues                               15,903                     -                  48,677                       -
 Cost of goods sold                                 188,026                36,659                 408,985                 100,706
 ------------------------------------------ ---------------------- ---------------------  ----------------------  ------------------
 Gross Profit Margin                                 43,748                 9,437                 120,203                  22,459
 Depreciation and amortization                        2,665                   938                   7,252                   2,292
 Other operating expenses                            21,430                 8,499                  60,993                  24,658
 ------------------------------------------ ---------------------  --------------------  ----------------------  -------------------
 Operating Income (Loss)                    $        19,653   $                 -  $               51,958  $               (4,491)
------------------------------------------- ---------------------  --------------------  ----------------------  -------------------
 Earnings (Loss) for Common Stock           $         9,636  $                116  $               25,221  $               (2,384)
------------------------------------------- ---------------------  --------------------  ----------------------  -------------------

The increase in earnings of the Energy Services segment for both the three and nine months ended September 30, 2000 compared to the corresponding periods in 1999, reflects primarily fuel- management services provided to the Ravenswood facility. For the three and nine months ended September 30, 2000, these services provided this segment with earnings of $8.4 million and $25.7 million, respectively. A subsidiary within this segment, KeySpan Energy Supply, provides the Ravenswood facility with energy procurement advisory services and acts as an energy broker for the sale of electricity and ancillary services. For these services, KeySpan Energy Supply receives a management fee and shares in the operating profit generated by the Ravenswood facility on the sale of electricity and ancillary services. There was no energy procurement and fuel-management advisory services agreement between KeySpan Energy Supply and the Ravenswood facility in 1999.

This segment also realized significantly greater gross profit margins for both the three and nine months ended September 30, 2000, compared to the corresponding periods last year, for each of its other lines of business. These gross margin enhancements resulted from recent acquisitions of companies providing energy-related services and through customer additions related to energy sales. These benefits to gross profit margins, however, were offset by increases in general and administrative expenses. This segment is expected to continue to realize earnings from its energy procurement and fuel-management advisory services for the remainder of 2000 and the other business lines are projected to be profitable in 2000.

Energy Investments
------------------

Earnings for this segment are derived, primarily, from our 20% interest in the Iroquois Gas Transmission System LP; our 50% ownership interest in Gulf Midstream; our ownership interest in certain oil producing properties in Alberta, Canada; and our 50% interest in the Premier Transmission Pipeline and 24.5% interest in Phoenix Natural Gas, both in Northern Ireland. In October 2000, we sold our interest in certain oil producing properties in Alberta, Canada. An after- tax gain of approximately $1.3 million from the sale will be reported in the fourth quarter of 2000. Further, also in October 2000, we acquired the remaining 50% interest in Gulf Midstream making us the sole owner of Gulf Midstream. The transaction required us to borrow an additional $48 million from a Canadian bank. For financial reporting purposes, the operations of Gulf Midstream will now be fully consolidated for financial reporting services.

Earnings for this segment remained relatively constant in the third quarter of 2000 compared to the corresponding quarter last year. Earnings for the nine months ended September 30, 2000 increased by $2.0 million over the comparable period last year reflecting earnings growth from the Company's Canadian investments. Results of operations from Canadian gas and oil operations were enhanced through the acquisition, in the fourth quarter 1999, of the Paddle River Gas Plant and certain oil producing properties in Alberta, Canada, and more efficient operations of Gulf Midstream. In addition, Iroquois realized higher transportation sales quantities and revenues from its interruptible customers during this period compared with the same period last year. Earnings from our investments in Northern Ireland in 2000 are essentially the same as earnings for last year. The subsidiaries in this segment are primarily accounted for under the equity method since our ownership interests are 50% or less. Accordingly, income from these investments is reflected, in other income and (deductions) in the Consolidated Statement of Income.

Other

The Other segment incurred losses of $16.4 million and $43.0 million for the three and nine months ended September 30, 2000, respectively compared to losses of $7.1 million and $16.3 million for the three and nine months ended September 30, 1999, respectively. Results for the Other segment generally reflect charges incurred by our corporate and administrative areas that have not been allocated to the various business segments and preferred stock dividends, offset, in part, by interest income earned on temporary cash investments. During the quarter ended September 30, 2000 we incurred an expense of $5 million for an additional contribution to the KeySpan Foundation. Further, during the nine months ended September 30, 2000, we recorded charges of $9 million associated with certain outstanding regulatory issues, compared to a similar charge of $6 million in the nine months ended September 30, 1999. Moreover, we incurred an expense of $5.6 million in the nine months ended September 30, 2000 to write-off a computer system that will not be utilized as a result of the proposed Eastern acquisition. Finally, interest income has been decreasing as we utilized cash to finance certain acquisitions and repurchase shares of our common stock.

LIQUIDITY, CAPITAL EXPENDITURES AND FINANCING

LIQUIDITY

The increase in cash flow provided by operating activities for the nine months ended September 30, 2000 reflects stable growth from our gas distribution operations, as well as positive contributions from the Ravenswood facility. Further, during the third quarter of 2000, we received a cash payment of approximately $48 million from the Long Island Power Authority representing amounts due for past services performed by us under the various Long Island Power Authority service agreements. These benefits to cash flow from operations were offset, in part, by a decrease in interest income, negative operating cash flow from our Energy Services segment, an increase in the cost of gas in storage, which will be recovered from customers in later periods and an increase in interest payments due to increased levels of outstanding debt. Further, for the nine months ended September 30 1999 cash flow from operations reflects the cash utilization of a $57.4 million federal income tax net operating loss on income tax payments for 1999, as previously discussed.

At September 30, 2000, we had cash and temporary cash investments of $63.6 million. In addition, we have a $700 million revolving credit agreement, with a one-year term and one-year renewal option, with a commercial bank syndicate. This credit facility is used to support our $700 million commercial paper program. During the nine months ended September 30, 2000, we issued $1.6 billion of commercial paper and repaid $1.4 billion, including the outstanding balance at December 31, 1999. Commercial paper was issued during the nine months ended September 30, 2000 to support ongoing working capital needs and the mandatory redemption of our preferred stock 7.95% Series AA. At September 30, 2000, $382.1 million of commercial paper remained outstanding at a weighted average annualized interest rate of 6.73%. We had available borrowing of $317.9 million at September 30, 2000.

Houston Exploration has an unsecured available line of credit with a commercial bank that provides for a maximum commitment of $250 million, subject to certain conditions. During the nine months ended September 30, 2000, Houston Exploration borrowed $30 million under its credit facility and repaid $37 million; at September 30, 2000, $174 million remained outstanding at a weighted average annualized interest rate of 7.84%. At September 30, 2000, Houston Exploration had available borrowing of $35.6 million. Also, a subsidiary included in the Energy Investments segment has a revolving loan agreement with a financial institution in Canada. Borrowings under this agreement during the nine months ended September 30, 2000 were $33.6 million and, at September 30, 2000, $118 million was outstanding at a weighted average annualized interest rate of 6.48%. Further, subsequent to September 30, 2000, an additional $48 million was borrowed to finance the acquisition of the remaining 50% of Gulf Midstream. The Energy Investments segment now has available borrowing of $50.1 million.

We satisfy our seasonal working capital requirements primarily through internally generated funds and the issuance of commercial paper. In addition, beginning in the third quarter of 2000, we began issuing shares of our common stock out of treasury to satisfy the requirements of our common stock plans. We believe that our sources of funds are sufficient to meet our seasonal working capital needs.


CAPITAL EXPENDITURES

Construction Expenditures

The table below sets forth our construction expenditures by segment for the periods indicated:

                                                                                                          (IN THOUSANDS OF DOLLARS)
-----------------------------------------------------------------------------------------------------------------------------------
                                           Three Months              Three Months             Nine Months             Nine Months
                                              Ended                     Ended                    Ended                   Ended
                                          September 30,             September 30,            September 30,           September 30,
                                               2000                      1999                     2000                    1999
------------------------------------ ------------------------  ------------------------  ----------------------  -------------------
Gas Distribution                     $          67,925  $                 54,289  $              160,561  $              136,803
Electric Services                               18,775                    16,552                  42,421                 229,795
Gas Exploration and Production                  68,913                    44,230                 163,443                 112,006
Energy  Services                                 2,467                     2,576                  10,799                   3,323
Energy Investments and Other                     8,380                    20,660                  26,387                  31,064
------------------------------------ ------------------------  ------------------------  ----------------------  -------------------
                                     $         166,460  $                138,307  $              403,611  $              512,991
------------------------------------ ------------------------  ------------------------  ----------------------  -------------------

Construction expenditures related to Gas Distribution were primarily for the renewal and replacement of mains and services and for the expansion of the gas distribution system on Long Island. Electric Service's construction expenditures reflect primarily costs to maintain our electric generating facilities and, for the nine months ended September 30, 1999, reflect the acquisition of the Ravenswood facility. Construction expenditures related to Gas Exploration and Production reflect, in part, costs related to the development of properties acquired in Southern Louisiana and in the Gulf of Mexico in 1999 and costs related to the continued development of other properties previously acquired. Expenditures also include our joint venture with Houston Exploration to explore for natural gas and oil. Energy Investments and Other construction expenditures reflect, primarily costs related to Canadian affiliates.

Equity Investments

During the nine months ended  September 30, 2000,  the Energy  Services  segment acquired four additional companies located in the New York tri-state metropolitan area. The newly acquired companies specialize in engineering-consulting, plumbing and mechanical contracting, and heating, ventilation and air conditioning contracting. Combined, these companies have over 1,300 employees and revenues of approximately $260 million.

In addition, in March 2000, the Company and TXU Energy Services formed a joint venture with MyHomeKey.com, Inc. The Company and TXU Energy Services have each invested $12.5 million in the project; Bechtel Enterprises has also invested $5 million. TXU Energy Services is a unit of TXU - an investor-owned energy service company and Bechtel Enterprises is an affiliate of Bechtel.

FINANCING

In June 2000, we redeemed, at maturity, preferred stock 7.95% Series AA through the utilization of internally generated funds and the proceeds from the issuance of commercial paper. Our obligation of $370.2 million included the mandatory redemption price of $25 per share totaling $363.0 million and a dividend payable totaling $7.2 million. We anticipate issuing up to $400 million in preferred stock during 2001 to replace outstanding commercial paper.

KeySpan Energy Delivery Long Island has an effective shelf registration statement on file with the Securities and Exchange Commission for the issuance of up to $600 million of medium term notes. On February 1, 2000, KeySpan Energy Delivery Long Island issued $400 million 7.875% Notes due February 1, 2010. The net proceeds from this issuance were used to reimburse our treasury for costs in paying $397 million of promissory notes to the Long Island Power Authority that matured in June 1999. The medium term notes issued are fully and unconditionally guaranteed by us. At June 30, 2000, $200 million of medium term notes remain available for issuance under the shelf registration statement.

As previously indicated, on November 4, 1999, we entered into a definitive agreement with Eastern, pursuant to which we will acquire all of the outstanding common stock of Eastern. In connection with this merger, Eastern has amended its merger agreement with EnergyNorth to provide for an all cash acquisition by Eastern of EnergyNorth common stock. The restructured EnergyNorth merger is expected to close contemporaneously with the KeySpan/Eastern transaction. (See
Note 5 to the Consolidated Financial Statements "Acquisition of Eastern Enterprises".)

We intend to access the financial markets in the fourth quarter of 2000 to finance approximately $2 billion for the Eastern and EnergyNorth transactions. We intend to use bridge financing with a commercial bank to fund $1.65 billion of these transactions initially and then replace the bridge financing with $1.65 billion of long-term debt securities as soon as practicable thereafter. The remaining balance will be financed through the issuance of commercial paper. We anticipate issuing several different maturities of long-term debt to balance our future capital maturity structure. In August, we filed a shelf registration statement with the Securities and Exchange Commission for the issuance of up to $1.65 billion of debt securities.

In connection with our anticipated Eastern and EnergyNorth transactions, and the anticipated issuance of long-term debt securities, we have entered into forward starting swap agreements to hedge a portion of the risk that the cost of the future issuance of fixed-rate debt may be adversely affected by changes in interest rates. The agreements have a total notional principal amount of $1.5 billion. (See Note 4 to the Consolidated Financial Statements, "Liquidity and Financings" for additional details.)

In addition to our strategies associated with our financing of the Eastern and EnergyNorth transactions and our intention to issue preferred stock during 2001, we also intend to increase our current commercial paper program to $1.4 billion in the last quarter of 2000. We anticipate that we may issue approximately $800 million in commercial paper in the last quarter of 2000 to finance a portion of the Eastern acquisition and meet the combined seasonal working capital needs of KeySpan, Eastern and EnergyNorth. We believe that our sources of funding, i.e. anticipated long- term debt and preferred stock issuances and commercial paper borrowings will be sufficient to meet our anticipated cash needs. At the close of the Eastern acquisition, we anticipate that our debt (including commercial paper) to capitalization ratio will be approximately 65%. However, if we divest of certain non-core assets, we believe that we can achieve a debt to capitalization ratio of 45% to 50% within the next several years.

GAS DISTRIBUTION - RATE MATTERS

By orders dated February 5, 1998 and April 14, 1998 the New York State Public Service Commission approved a Stipulation and Agreement among KeySpan Energy Delivery New York, the Long Island Lighting Company, the Staff of the New York State Public Service Commission and six other parties that in effect approved the merger of KeySpan Energy Corporation and the Long Island Lighting Company and established gas distribution rates for our two gas distribution subsidiaries that are currently in effect. On November 30, 2000, KeySpan Energy Delivery Long Island's rate agreement with the New York State Public Service Commission expires. Under the terms of the agreement, current gas distribution rates will remain in effect for 2001 unless either KeySpan Energy Delivery Long Island or the New York State Public Service Commission initiate a rate proceeding. We do not intend to initiate such a proceeding and at this time we have no reason to believe that the New York State Public Service Commission will initiate a proceeding. Therefore, we expect current gas distribution rates for our two gas distribution utilities to remain in effect through 2001. (For more information on these agreements refer to our Annual Report on Form 10-K for the year ended December 31, 1999.)


ENVIRONMENTAL MATTERS

We are subject to various federal, state and local laws and regulatory programs related to the environment. Ongoing environmental compliance activities, which have not been material, are charged to operation and maintenance activities. We estimate that the remaining minimum cost of our manufactured gas plant-related environmental cleanup activities, including costs of $5.0 million associated with the Ravenswood facility, will be approximately $119 million and we have recorded a related liability for such amount. Further, as of September 30, 2000, we have expended a total of approximately $20 million. (See Note 3 to the Consolidated Financial Statements "Environmental Matters".)

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts, are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings, pursuit of potential future acquisition opportunities and sources of funding are forward-looking statements. Such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties and actual results may differ materially from those discussed in such statements. Among the factors that could cause actual results to differ materially are: general economic trends; fluctuations in gas and electric prices; available sources and cost of fuel; federal and state regulatory initiatives that increase competition, threaten cost and investment recovery, and impact rate structures; our ability to successfully reduce our cost structure; the successful integration of our subsidiaries, including the Eastern companies; the degree to which we develop unregulated business ventures; our ability to identify and make complementary acquisitions, as well as the successful integration of such acquisitions; inflationary trends and interest rates; and other risks detailed from time to time in other reports and other documents filed by us with the Securities and Exchange Commission. For any of these statements, we claim the protection of the safe harbor for forward-looking information contained in the Private Securities Litigation Reform Act of 1995, as amended.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT MARKET RISK

We are subject to various risk exposures and uncertainties associated with our operations. The most significant contingency involves the evolution of the gas distribution industry toward a more competitive and deregulated environment. Most important to us, is the evolution of regulatory policy as it pertains to our fixed charges associated with our firm gas purchase contracts. In addition, we are exposed to commodity price risk, interest rate risk and foreign currency translation risk. Our exposure to the aforementioned market risks has remained substantially unchanged from December 31, 1999. However, during the nine months ended September 30, 2000, we have entered into a number of derivative financial instruments to limit our exposure to interest rate fluctuations and to lock-in the sales price on a portion of our estimated 2001 summer electric sales.

As previously mentioned, in anticipation of our purchase of Eastern and the anticipated issuance of long-term debt securities, we have entered into forward starting swap agreements during the nine months ended September 30, 2000 to hedge a portion of the risk that the cost of the future issuance of fixed-rate debt may be adversely affected by changes in interest rates. We may, from time to time, enter into additional derivative instruments to hedge this risk exposure, if market conditions so warrant. (See Note 7 to the Consolidated Financial Statements, "Derivative Financial Instruments" for a further discussion of these agreements.)

Also, during the quarter ended September 30 we entered into a number of derivative swap instruments to lock-in the selling price on a portion of our 2001 estimated electric sales. These derivatives have been accounted for as cash-flow hedges. So far we have hedged the sales price on approximately 6% of our total estimated electric sales for 2001. We intend to enter into additional derivative instruments to hedge approximately 30% of our estimated 2001 summer electric sales. (See Note 7 to the Consolidated Financial Statements, "Derivative Financial Instruments" and Note 8 "New Financial Accounting Standards" for a further explanation of derivative instruments.)


PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to various legal proceedings arising out of the ordinary course of our business. Except as described below, we do not consider any of such proceedings to be material to our business or likely to result in a material adverse effect on our results of operations or financial condition.

In October 1998, the County of Suffolk and the Towns of Huntington and Babylon commenced an action against the Long Island Power Authority, us, the New York Public Service Commission and others in the United States District Court for the Eastern District of New York (the "Huntington Lawsuit"). The Huntington Lawsuit alleges, among other things, that the Long Island Lighting

Company ratepayers (i) have a property right to receive or share in the alleged capital gain that resulted from the transaction with the Long Island Power Authority (which gain is alleged to be at least $1 billion); and (ii) that the Long Island Lighting Company was required to refund to ratepayers the amount of a Shoreham-related deferred tax reserve (alleged to be at least $800 million) carried on the books of the Long Island Lighting Company at the consummation of the Long Island Power Authority transaction. In December 1998, and again in June 1999, the plaintiffs amended their complaint. The amended complaint contains allegations relating to certain payments the Long Island Lighting Company had determined were payable in connection with the Long Island Power Authority transaction and KeySpan Acquisition to the Long Island Lighting Company's Chairman and certain former officers and adds the recipients of the payments as defendants. In June 1999, we were served with the second amended complaint. On June 16, 2000, we filed a motion to dismiss the second amended complaint. On August 14, 2000, the Court granted our motion and dismissed the plaintiffs' second amended complaint in its entirety. The plaintiffs have filed a notice of appeal of that decision. At this time we are unable to determine the outcome of this appeal.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)        Exhibits

(27)*     Financial Data Schedule on Schedule U-T for the quarter ended
          June 30, 2000.
(b)       Reports on Form 8-K

          In our report on Form 8-K dated July 12, 2000, we filed pro-forma financial information for the periods ended December 31, 1999 and March 31, 2000.

           In our report on Form 8-K dated July 26, 2000, we filed as an exhibit thereto, a press release discussing earnings for the quarter ended June 30, 2000.

           In our report on Form 8-K dated October 6, 2000, we filed as an exhibit thereto, certain historical financial information of Eastern.

-------------------------
*Filed Herewith

                      KEYSPAN CORPORATION AND SUBSIDIARIES
                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned there unto duly authorized.

                               KEYSPAN CORPORATION
                                  (Registrant)







Date: October 31, 2000                         /s/ Gerald Luterman
                                               ---------------------------------
                                                   Gerald Luterman
                                                   Senior Vice President and
                                                   Chief Financial Officer


Date: October 31, 2000                         /s/ Ronald S. Jendras
                                               --------------------------------
                                                   Ronald S. Jendras
                                                   Vice President, Controller
                                                   and Chief Accounting Officer