Form 10-Q/A
period 2000-03-31
KEYSPAN CORP
filed 2001-01-10
CIK 1062379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                         Amendment No. 1 on Form 10Q/A
                                    to Form 10-Q
(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE:

     The Company hereby amends Part I of its quarterly report on Form 10-Q for the period ended March 31, 2000 to reflect the inclusion of a new footnote No. 8, which footnote includes summary financial data of KeySpan Gas East Corporation, a wholly owned subsidiary of the Company, as required by Staff Accounting Bulletin 53. No other changes to the financial statements set forth herein have been made.


                      KEYSPAN CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----

                           Part I.   FINANCIAL INFORMATION              Page No.
                                                                        --------

Item 1. Financial Statements

         Consolidated Balance Sheet -
         March 31, 2000 and December 31, 1999                               3

         Consolidated Statement of Income -
         Three Months Ended March 31, 2000 and 1999                         5

         Consolidated Statement of Cash Flows -
         Three Months Ended March 31, 2000 and 1999                         6

         Notes to Consolidated Financial Statements                         7

Signatures                                                                 16

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


8.         KEYSPAN GAS EAST CORPORATION SUMMARY FINANCIAL DATA

           KeySpan Gas East Corporation d/b/a/ KeySpan Energy Delivery Long Island is a wholly owned subsidiary of KeySpan Corporation. KeySpan Energy Delivery Long Island was formed on May 7, 1998 and on May 28, 1998 acquired all of the assets related to the gas distribution business of the Long Island Lighting Company ("LILCO"). KeySpan
           Energy Delivery Long Island has established a program for the issuance, from time to time, of up to $600 million aggregate principal amount of Medium-Term Notes, which will be fully and unconditionally guaranteed by the Company. (See Note 4 "Issuance of Long-Term Debt, Repayment of Notes Payable and Financing.") On February 1, 2000, KeySpan Energy Delivery Long Island issued $400 million of 7.875% Medium Term Notes due 2010.

           The following represents summarized balance sheet data for KeySpan Energy Delivery Long Island.
                                                       (IN THOUSANDS OF DOLLARS)
-------------------------------------- -----------------------------------------
                                         March 31, 2000        December 31, 1999
-------------------------------------- -----------------------------------------
Current assets                         $   342,241               $    358,415
Noncurrent assets                        1,346,735                  1,327,692
Current liabilities                        139,884                    548,331
Noncurrent liabilities
    including long-term debt               852,385                    484,702
Net assets (1)                         $   696,707               $    653,074
-------------------------------------- -----------------------------------------

(1) Net Assets reflect total assets less current and noncurrent liabilities. Intercompany accounts receivable are included in current assets and long-term intercompany accounts payable are included in noncurrent liabilities.








           Certain common assets which were previously part of LILCO's operations prior to May 28, 1998 have been transferred to other subsidiaries of the Company (e.g. common plant, inventory, etc.). Since May 28, 1998, KeySpan Energy Delivery Long Island has been charged by affiliated companies for the use of these assets, resulting in an operating expense of $2.6 million for the three months ended March 31, 2000.

           The following represents summarized income statement data for KeySpan Energy Delivery Long Island.

                                                       (IN THOUSANDS OF DOLLARS)
------------------------------ -------------------------------------------------


                               Three Months Ended        Three Months Ended
                                 March 31, 2000            March 31, 1999
------------------------------ -------------------------------------------------

Revenues                       $298,660                      $268,302

Operating Income (1)           $76,885                       $78,989

Net Income                     $43,633                       $42,930
------------------------------ -------------------------------------------------

(1) Operating income is defined as revenues less cost of gas and operating expenses. Operating expenses include the following expenses: operations and maintenance, depreciation and amortization and operating taxes.

                      KEYSPAN CORPORATION AND SUBSIDIARIES

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned there unto duly authorized.



                                                   KEYSPAN CORPORATION
                                                       (Registrant)



Date: January 10, 2001                              /s/ Gerald Luterman
                                                    ----------------------
                                                    Gerald Luterman
                                                    Senior Vice President and
                                                    Chief Financial Officer



Date: January 10, 2001                                  /s/ Ronald S. Jendras
                                                    ------------------------
                                                    Ronald S. Jendras
                                                    Vice President, Controller
                                                    and Chief Accounting Officer