Form 10-Q/A
period 2000-06-30
KEYSPAN CORP
filed 2001-01-10
CIK 1062379

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

EXPLANATORY NOTE:

           The Company hereby amends Part I of its quarterly report on Form 10-Q for the period ended June 30, 2000 to reflect the inclusion of a new footnote No. 9, which footnote includes summary financial data of KeySpan Gas East Corporation, a wholly owned subsidiary of the Company, as required by Staff Accounting Bulletin 53. No other changes to the financial statements set forth herein have been made.

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

9.         KEYSPAN GAS EAST CORPORATION SUMMARY FINANCIAL DATA

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
                                                        (IN THOUSANDSOF DOLLARS)
----------------------------------------- --------------------------------------
                                            June 30, 2000      December 31, 1999
----------------------------------------- --------------------------------------
Current assets                            $   326,758          $    358,415
Noncurrent assets                             1,370,375           1,327,692
Current liabilities                           150,190               548,331
Noncurrent liabilities
           including long-term debt           857,615               484,702
Net assets (1)                            $   689,328          $    653,074
----------------------------------------- --- ----------------------------------

(1) Net Assets reflect total assets less current and noncurrent liabilities. Intercompany accounts receivable are included in current assets and long-term intercompany accounts payable are included in noncurrent liabilities.





Certain common assets which were previously part of LILCO's operations prior to May 28, 1998 have been transferred to other subsidiaries of the Company (e.g. common plant, inventory, etc.). Since May 28, 1998, KeySpan Energy Delivery Long Island has been charged by affiliated companies for the use of these assets, resulting in an operating expense of $2.9 million and $5.5 million for the three and six months ended June 30, 2000, respectively.

      The following represents summarized income statement data for KeySpan Energy Delivery Long Island.

                                                                                               (IN THOUSANDS OF DOLLARS)
------------------------------- ---------------------- -------------------- --------------------- ----------------------


                                 Three Months Ended    Three Months Ended     Six Months Ended      Six Months Ended
                                    June 30, 2000         June 30, 1999        June 30, 2000          June 30, 1999
------------------------------- ---------------------- -------------------- --------------------- ----------------------
Revenues                        $118,582               $99,972              $417,241              $368,274

Operating Income (1)            $    642                $9,844               $77,527               $88,833

Net Income (Loss)               $(7,379)               $(2,184)              $36,255               $40,746
------------------------------- ---------------------- -------------------- --------------------- ----------------------

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



                                                            KEYSPAN CORPORATION
                                                            -------------------
                                                               (Registrant)



Date: January 10, 2001                               /s/ Gerald Luterman
                                                 ----------------------------
                                                        Gerald Luterman

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