Form 10-Q/A
period 2000-09-30
KEYSPAN CORP
filed 2001-01-10
CIK 1062379

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

EXPLANATORY NOTE:

           The Company hereby amends Part I of its quarterly report on Form 10-Q for the period ended September 30, 2000 to reflect the inclusion of a new footnote No. 9, which footnote includes summary financial data of KeySpan Gas East Corporation, a wholly owned subsidiary of the Company, as required by Staff Accounting Bulletin 53. No other changes to the financial statements set forth herein have been made.

                      KEYSPAN CORPORATION AND SUBSIDIARIES

                                      INDEX

                   Part I.   FINANCIAL INFORMATION                     Page No.
                                                                       --------

Item 1. Financial Statements

        Consolidated Balance Sheet -
        September 30, 2000 and December 31, 1999                           3

        Consolidated Statement of Income -
        Nine Months Ended September 30, 2000 and 1999                      5

        Consolidated Statement of Cash Flows -
        Nine Months Ended September 30, 2000 and 1999                      6

        Notes to Consolidated Financial Statements                         7

Signatures                                                                17


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

9.         KEYSPAN GAS EAST CORPORATION SUMMARY FINANCIAL DATA

      KeySpan Gas East Corporation d/b/a/ KeySpan Energy Delivery Long Island is a wholly owned subsidiary of KeySpan Corporation. KeySpan Energy Delivery Long Island was formed on May 7, 1998 and on May 28, 1998 acquired all of the assets related to the gas distribution business of the Long Island Lighting Company ("LILCO"). KeySpan Energy Delivery Long Island has established a program for the issuance, from time to time, of up to $600 million aggregate principal amount of Medium-Term Notes, which will be fully and unconditionally guaranteed by KeySpan Corporation. (See Note 4 "Issuance of Long-Term Debt, Repayment of Notes Payable and Financing.") On February 1, 2000, KeySpan Energy Delivery Long Island issued $400 million of 7.875% Medium Term Notes due 2010.

      The following represents summarized balance sheet data for KeySpan Energy Delivery Long Island.
                                                       (IN THOUSANDS OF DOLLARS)
------------------------------------------ -------------------------------------
                                        September 30, 2000     December 31, 1999
------------------------------------------ -------------------------------------
Current assets                             $   294,141              $    358,415
Noncurrent assets                            1,394,346                 1,327,692
Current liabilities                            126,383                   548,331
Noncurrent liabilities
           including long-term debt            885,771                   484,702
Net assets (1)                             $   676,333              $    653,074
------------------------------------------ -------------------------------------

(1) Net Assets reflect total assets less current and noncurrent liabilities. Intercompany accounts receivable are included in current assets and long-term intercompany accounts payable are included in noncurrent liabilities.




Certain common assets which were previously part of LILCO's operations prior to May 28, 1998 have been transferred to other subsidiaries of KeySpan Corporation (e.g. common plant, inventory, etc.). Since May 28, 1998, KeySpan Energy Delivery Long Island has been charged by affiliated companies for the use of these assets, resulting in an operating expense of $2.6 million and $8.2 million for the three and nine months ended September 30, 2000, respectively.

      The following represents summarized income statement data for KeySpan Energy Delivery Long Island.

                                                                                               (IN THOUSANDS OF DOLLARS)
------------------------------- ---------------------- -------------------- --------------------- ----------------------


                                 Three Months Ended    Three Months Ended    Nine Months Ended      Nine Months Ended
                                 September 30, 2000    September 30, 1999    September 30, 2000    September 30, 1999
------------------------------- ---------------------- -------------------- --------------------- ----------------------
Revenues                        $95,229                $72,956              $512,470              $441,228

Operating Income (1)            $(6,847)               $(12,594)            $70,680               $76,241

Net Income (Loss)               $(12,995)              $(15,163)            $23,260               $25,578
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

                               KEYSPAN CORPORATION
                                  (Registrant)







Date: January 10, 2001                         /s/ Gerald Luterman
                                               ---------------------------------
                                                   Gerald Luterman
                                                   Senior Vice President and
                                                   Chief Financial Officer


Date: January 10, 2001                         /s/ Ronald S. Jendras
                                               --------------------------------
                                                   Ronald S. Jendras
                                                   Vice President, Controller
                                                   and Chief Accounting Officer