Form 10-K
period 2000-12-31
KEYSPAN CORP
filed 2001-03-30
CIK 1062379

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

          [X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934
                                       OR
          [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
            For the period from January 1, 2000 to December 31, 2000

                         Commission File Number 1-14161

                               KEYSPAN CORPORATION
             (Exact name of registrant as specified in its charter)


                 NEW YORK                                  11-3431358
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)
    One MetroTech Center, Brooklyn, New York               11201
    175 East Old Country Road, Hicksville, New York        11801
 (Address of principal executive offices)                (Zip code)



                            (718) 403-1000 (Brooklyn)
                           (516) 755-6650 (Hicksville)
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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None
                                (Title of class)
           Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. X No.
           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           As of March 1, 2001, the aggregate market value of the common stock held by non-affiliates (133,745,586 shares) of the registrant was $5,165,254,531 based on the closing price, on such date, of $38.62 per share).
           As of March 1, 2001, there were 137,014,409 shares of common stock, $.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                       Proxy Statement dated March 23, 2001 is incorporated by reference into Part III hereof.

                               KEYSPAN CORPORATION
                               INDEX TO FORM 10-K



                                                                Part I                                                      Page
Item 1.        Business.........................................................................................................2
Item 2.        Properties......................................................................................................33
Item 3.        Legal Proceedings...............................................................................................33
Item 4.        Submission of Matters to a Vote of Security Holders.............................................................33

                                                                Part II

Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters...........................................34
Item 6.        Selected Financial Data.........................................................................................35
Item 7.        Management's Discussion and Analysis of Financial Condition and Results
                     of Operations.............................................................................................36
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk .....................................................36
Item 8.        Financial Statements and Supplementary Data ....................................................................36
Item 9.        Changes in and Disagreements with Accountants on Accounting and
                     Financial Disclosure......................................................................................36

                                                               Part III

Item 10.       Directors and Executive Officers of the Registrant..............................................................36
Item 11.       Executive Compensation..........................................................................................36
Item 12.       Security Ownership of Certain Beneficial Owners and Management..................................................36
Item 13.       Certain Relationships and Related Transactions..................................................................36
Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................................37


                                     PART I

Item 1.  Business

                                    Overview

KeySpan Corporation ("KeySpan"), a New York corporation, is a member of the Standard and Poor's 500 Index and a registered holding company under the Public Utility Holding Company Act of 1935, as amended ("PUHCA"). KeySpan was formed in May 1998, as a result of the business combination of KeySpan Energy Corporation, the parent of The Brooklyn Union Gas Company, and certain businesses of the Long Island Lighting Company ("LILCO"). On November 8, 2000, we acquired Eastern Enterprises ("Eastern"), a Massachusetts business trust, that primarily owns three gas utilities operating in Massachusetts, as well as EnergyNorth, Inc. ("ENI"), the parent of a gas utility operating principally in central New Hampshire. As used herein, "KeySpan," "we," "us" and "our" refers to KeySpan, its six principal gas distribution subsidiaries, and its other regulated and unregulated subsidiaries, individually and in the aggregate.

Our core  business  is gas  distribution,  conducted  by our six  regulated  gas distribution subsidiaries which operate in three states in the Northeast, New York, Massachusetts and New Hampshire. We are the fifth largest gas distribution company in the United States and the largest in the Northeast, with approximately 2.4 million customers. In New York, The Brooklyn Union Gas Company d/b/a KeySpan Energy Delivery New York ("KEDNY") provides gas distribution services to customers in the New York City Boroughs of Brooklyn, Queens and Staten Island; and KeySpan Gas East Corporation d/b/a KeySpan Energy Delivery Long Island ("KEDLI") provides gas distribution services to customers in the Long Island Counties of Nassau and Suffolk and the Rockaway Peninsula of Queens County. In Massachusetts, Boston Gas Company distributes natural gas in eastern and central Massachusetts; Colonial Gas Company distributes natural gas in Cape Cod and eastern Massachusetts; and Essex Gas Company distributes natural gas in eastern Massachusetts. In New Hampshire, EnergyNorth Natural Gas, Inc. distributes gas to customers principally located in central New Hampshire. Our newly acquired New England gas companies are all doing business as KeySpan Energy Delivery New England ("KEDNE").

KEDNY was formed in 1895 through the consolidation of several existing companies, the oldest of which commenced operations in 1849, providing gas distribution services throughout the New York City Boroughs of Brooklyn, Staten Island and most of Queens, New York. LILCO, the original owner of KEDLI's gas assets, was organized in 1910 to provide electric and gas services in the Long Island Counties of Nassau and Suffolk and the Rockaway peninsula in the Borough of Queens, all in New York. KEDLI, was formed on May 7, 1998 and on May 28, 1998, acquired substantially all of the LILCO gas assets and provides gas distribution services in Nassau, Suffolk and the Rockaway peninsula in Queens. Boston Gas Company has been wholly-owned by Eastern since 1929 and has been in business for 177 years, making it the second oldest gas company in the United States. Essex Gas Company has been in business for 146 years and was acquired by Eastern in September 1998. Colonial Gas Company has been in business for 150 years and was acquired by Eastern in August 1999.

We are also a major, and growing, generator of electricity. We own and operate five large generating plants and 42 smaller facilities in Nassau and Suffolk Counties on Long Island and the Rockaway peninsula and Queens. In addition, we own, lease and operate a major generating facility in Queens County in New York City. Under contractual arrangements, we provide power, electric transmission and distribution services, billing and other customer services for approximately one million electric customers of the Long Island Power Authority ("LIPA").

Our other subsidiaries are involved in gas and oil exploration and production; gas storage; wholesale and retail gas and electric marketing; appliance service; heating, ventilation and air conditioning ("HVAC") installation and services; large energy-system ownership, installation and management; engineering services; fiber optic services; energy-related internet activities; fuel cells; and marine transportation, including the barge hauling of fuel and other cargo. We also invest in, and participate in the development of, pipelines and other energy-related projects, domestically and internationally.


As a result of the acquisition of Eastern and ENI, we became a registered holding company under PUHCA. Therefore, our corporate and financial activities and those of our subsidiaries, including their ability to pay dividends to us, are subject to regulation by the Securities and Exchange Commission ("SEC"). Under our holding company structure, we have no independent operations or source of income of our own and conduct substantially all of our operations through our subsidiaries and, as a result, we depend on the earnings and cash flow of, and dividends or distributions from, our subsidiaries to provide the funds necessary to meet our debt and contractual obligations. Furthermore, a substantial portion of our consolidated assets, earnings and cash flow is derived from the operations of our regulated utility subsidiaries, whose legal authority to pay dividends or make other distributions to us is subject to regulation by state regulatory authorities.

For additional information concerning regulation by the SEC under PUHCA see the discussion under the heading "Securities and Exchange Commission Regulation" contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

KeySpan reports its operations in six business segments: Gas Distribution, Electric Services, Energy Services, Gas Exploration and Production, Energy Investments and Other.

The Gas Distribution segment consists of our six gas distribution subsidiaries described earlier, which operate in New York, Massachusetts and New Hampshire and serve approximately 2.4 million customers.

The Electric Services segment consists of subsidiaries that operate the electric transmission and distribution ("T&D") system owned by LIPA; provide energy conversion services for LIPA from our generating facilities located on Long Island; and manage fuel supplies for LIPA to fuel our Long Island generating facilities. The electric services segment also includes subsidiaries that own, lease and operate the 2,200 megawatt Ravenswood electric generation facility (the "Ravenswood facility"), located in Queens County in New York City.

The Gas Exploration and Production segment is engaged in natural gas and oil exploration and production, and the development and the acquisition of domestic natural gas and oil properties primarily in the Gulf of Mexico and Southern Texas. This segment consists of our approximate 70% equity interest in The Houston Exploration Company ("Houston Exploration") and KeySpan Exploration and Production, LLC ("KeySpan Exploration"), our wholly owned subsidiary engaged in a joint venture with Houston Exploration.

The Energy Services segment primarily provides energy-related services to customers located within the New York City metropolitan area, New Jersey, Connecticut, Massachusetts, New Hampshire, Rhode Island and Pennsylvania through various subsidiaries which operate under the following principal four lines of business: (i) home energy services, which provides residential and small commercial customers with service and maintenance of energy systems and appliances,  as  well  as the  competitive  retail  supply  of  natural  gas and electricity to residential and small commercial customers; (ii) business solutions, which provides engineering, consulting and construction services, services related to the design, construction, installation, operation, maintenance and management of heating, cooling and power production equipment and systems, including ventilating, air conditioning, electrical power, motors, pumps, lighting, water, wastewater, plumbing, piping, fire suppression systems, for commercial and industrial customers, as well as the competitive retail supply of natural gas and electricity to large commercial, institutional and industrial customers . Certain subsidiaries within this line of business also engage or may engage in the financing and ownership of cogeneration, small power production, thermal energy, chilled water and related equipment and facilities;
(iii) commodity procurement, which provides management and procurement services for fuel supply and management of energy sales, primarily for and from the Ravenswood facility, as well as provides wholesale gas and electric purchasing and management services for the home energy services and business solutions; and
(iv) fiber optic services, which provides fiber optic related construction, leasing and exchange services.

Subsidiaries in the Energy Investments segment hold a 20% equity interest in the Iroquois Gas Transmission System, LP ("Iroquois"), a pipeline that transports Canadian gas supply to markets in the Northeastern United States; a 50% interest in the Premier Transco Pipeline and a 24.5% interest in Phoenix Natural Gas Limited, both in Northern Ireland; investments of natural gas processing plans and related facilities in Western Canada, principally through KeySpan Canada, formerly Gulf Midstream Services and hold minor investments in certain other domestic pipeline projects.

The Other segment represents primarily unallocated administrative and general expenses, interest income earned on temporary cash investments, and preferred stock dividends. Further, this segment includes our marine transportation subsidiary, Midland Enterprises, that was acquired as part of the Eastern acquisition. We are required by the SEC to sell this subsidiary by November 8, 2003 as its operations were determined not to be functionally related to our core utility operations as required by PUHCA. These operations do not contribute significantly to our consolidated results of operations or cash flows.

In 1998, KeySpan changed its fiscal year end from March 31 to December 31. For financial reporting purposes, financial statements included, or incorporated by reference, herein for the period ending December 31, 1998 are for the nine months then ended and have been prepared on the basis that LILCO was deemed the acquiring company in the 1998 KeySpan transaction. Additional information about KeySpan's industry segments is contained in Note 2 to the Consolidated Financial Statements, "Business Segments" included herein and incorporated by reference thereto.

Certain statements contained in this Annual Report on Form 10-K concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical facts, are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Without limiting the foregoing, all statements under the captions "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings, pursuit of potential future acquisition opportunities and sources of funding, are forward-looking statements. Such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties and actual results may differ materially from those discussed in such statements. Among the factors that could cause actual results to differ materially are: general economic conditions, especially in the Northeast United States; available sources and cost of fuel; federal and state regulatory initiatives that increase competition, threaten cost and investment recovery, and impact rate structures; the ability of KeySpan to successfully reduce its cost structure; the successful integration of KeySpan's subsidiaries, including Eastern, ENI and their subsidiaries; the degree to which KeySpan develops unregulated business ventures, as well as federal and state regulatory policies affecting KeySpan's ability to retain and operate such business ventures; the ability of KeySpan to identify and make complementary acquisitions, as well as the successful integration of such acquisitions; inflationary trends and interest rates; and other risks detailed from time to time in other reports and other documents filed by KeySpan with the SEC. For any of these statements, KeySpan claims the protection of the safe harbor for forward-looking information contained in the Private Securities Litigation Reform Act of 1995, as amended. For additional discussion on these risks, uncertainties and assumptions, see "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" contained herein.

KeySpan's principal executive offices are located at One MetroTech Center, Brooklyn, New York 11201 and 175 East Old Country Road, Hicksville, New York 11801 and its telephone numbers are (718) 403-1000 (Brooklyn) and (516) 755-6650 (Hicksville). Financial and other information is also available through the World Wide Web at http://www.keyspanenergy.com.


                                Business Strategy

KeySpan's vision is to be the premier energy company in the Northeastern United States. To help us achieve that goal, we have acquired the operations of Eastern and ENI, establishing KeySpan as the largest gas distribution company in the Northeast and the fifth largest in the United States. The increased size and scope of the company should enable us to provide enhanced cost-effective customer service; offer our existing customers an array of other services and products by implementing innovative marketing techniques and building upon our existing relationships with them; and capitalize on the above-average growth opportunities for natural gas expansion in the Northeast by expanding our infrastructure on Long Island and in New England.

A key element of KeySpan's business strategy is the continued focus and growth of our core businesses of gas distribution, electric services and energy services. In order provide the greatest shareholder value, we may consider the sale of some or all of our non-core assets which include the businesses conducted in our Gas Exploration and Production, Energy Investments and our Other business segments. Any proceeds from such sales would, in all likelihood, be used to retire a portion of our outstanding indebtedness.

Gas Distribution Services. KeySpan has achieved a high degree of penetration in KEDNY's service territory, with approximately 79% of all one and two family homes currently using natural gas for space heating. In contrast, less than 40% of one and two family homes in KEDLI's service territory and less than 50% of one and two family homes in KEDNE's service territories currently use natural gas for space heating. During 2000, we continued the implementation of our innovative marketing techniques focused on oil to gas space heating conversions and the conversion of our existing non- heating natural gas customers to gas heating. In our New York markets, this approach resulted in 24,000 installations, concentrated primarily in our Long Island service territory.

We also implemented the same marketing programs in our newly acquired New England service territories, resulting in 19,000 new installations. Our strategy is to continue these marketing efforts primarily on Long Island and in New England. We believe that more than half of our gas sales growth will come from our KEDNE service territories where there are more than 650,000 potential customers, mostly homeowners who heat their homes with oil. Of these potential customers, more than 100,000 already use gas for cooking or water heating and another 160,000 are in close proximity to a gas main. Converting these customers to gas heat will require minimal capital investment.

Additionally, we are also committed to expanding our gas distribution systems on Long Island and in New England. During 2000, we installed more than 1,000,000 feet of new gas main in our KEDLI service territory, twice as much as in any previous year. Expanding our gas distribution systems allows us to add new customers, providing a broader customer base to expand our markets for additional products and services.

Electric Services. Our electric services segment contributed significantly to earnings in 2000, largely attributable to sales of capacity, energy, and ancillary services from our Ravenswood facility. We are planning on expanding the Ravenswood facility by adding a 250-megawatt, gas-fired co- generation unit that is expected to come on line in 2003. We are also considering expanding capacity on Long Island by building a combined-cycle generating unit.

Over the last year, we also focused our efforts on improving our plant efficiencies to increase generating capacity. Through innovative technological approaches, such as adding water spray to smaller units, we increased installed capacity on Long Island and New York City by 37 megawatts, and we instituted a program to reduce nitrogen oxides for improved environmental performance. Reliability improvements at our Ravenswood facility reduced our forced outage rate from 35% two years ago to just 5% in 2000. Decreasing the amount of time our generating units are offline for repairs allows us to increase sales and thus increase earnings. Our goal is to continue improving our plants through new technologies that improve efficiencies and reliability.

Energy Services. With our strong market presence in the Northeast centered on our gas distribution services and by taking advantage of the increasing trend towards deregulation and competition, KeySpan believes it is well positioned to provide our customers with an expanded array of energy products and services through our unregulated energy services companies. Our goal is to become one of the top regional service providers in the Northeast.

During 2000, KeySpan expanded its energy services operations through the acquisition of four additional companies located in the New York City metropolitan area. The newly acquired companies specialize in engineering-consulting, plumbing and mechanical contracting and HVAC contracting. Additionally, Eastern and ENI each have unregulated energy services operations in Massachusetts and New Hampshire, thereby expanding our energy services operations further into the Northeast. The Energy Services segment now has more than 3,000 employees and 100,000 contracts for the sale of gas and electricity at retail on an unregulated basis.

Additionally, our fiber optic services continue to enhance our Energy Services segment. Our 450 miles, or 57,000 fiber miles, of fiber optics located on Long Island are strategically situated in one of the most attractive communication markets in the United States. We construct fiber optic systems and facilities, and own and lease fiber optic cable to local, long distance trans-Atlantic and internet service providers. Our goal is to continue to expand this business by broadening our customer base and creating strategic alliances with other telecommunication companies. To this end, we entered into an agreement with FLAG Atlantic 1, a British telecommunications joint venture, to establish a high speed telecommunications link between London, Paris and New York.

Gas Exploration & Production. The shortages in energy supply and high gas prices created the opportunity for significant net income and shareholder value from this segment. Further, in March 2000, we converted approximately $80 million in debt owed by Houston Exploration to us into additional common equity, increasing our ownership from approximately 64% to 70%.

Energy Investments. Consistent with KeySpan's strategy to make investments in certain select energy related businesses, focused primarily in the Northeast and Canada, we purchased the remaining 50% interest in KeySpan Canada from Gulf Canada Resources Limited. KeySpan also entered into a joint venture to construct the Islander East Pipeline, which will bring 250 MDTH of gas capacity daily from Nova Scotia, Canada to Long Island, New York and will also provide an additional connection to gas supply for our New England marketplace. The Islander East Pipeline is scheduled to become operational in 2003.

Other. As we previously discussed, we are required by the SEC to sell our marine transportation subsidiary, Midland Enterprises, that was acquired as part of the Eastern acquisition since its operations were determined not to be functionally related to our core utility operations.

New Lines of Business. During 2000, we launched the myHomeKey.com portal. MyHomeKey provides customers with the ability to electrically manage numerous household tasks by linking them with service providers, allowing on-line scheduling of home repairs and maintenance, convenient shopping for home appliances, one-stop shopping for utility services and access to energy saving equipment and systems, as well as individualized community information.

In addition to using internet applications to enhance customer contact with KeySpan, we are also using e-business solutions to operate more efficiently and reduce our costs. In 2000, KeySpan entered into a supply chain venture called Enporion. Enporion is an open, global supply chain e- marketplace for the energy industry, linking suppliers and buyers through the internet. Through Enporion, we have been able to simplify business purchasing processes, make operations more effective and efficient, and reduce the purchase costs of materials and supplies.

KeySpan is also engaged in alternative generation technologies such as microturbines, reciprocating engines, fuel cells, photovoltaic, and wind power. We believe that distributed generation methods such as these will be a growth area in the next few years. In 2000, we successfully installed the first microturbine unit on Long Island at the Atlantis Marine World Aquarium. The unit, which runs on natural gas, produces up to 28 kilowatts of electricity for the aquarium and uses its exhaust heat to provide hot water to the facility's shark tank.

The Company

                                Gas Distribution

Overview

KeySpan sells, distributes and transports natural gas in six service territories located in three states, New York, Massachusetts and New Hampshire. We are the fifth largest gas distribution company in the United States and the largest in the Northeast. In New York there are two separate, but contiguous service territories served by KEDNY and KEDLI, comprising approximately 1,417 square miles, and 1.6 million customers. In Massachusetts, Boston Gas Company, Colonial Gas Company and Essex Gas Company, each doing business as KEDNE serve three contiguous service territories consisting of 1,934 square miles and approximately 758,000 customers. In New Hampshire, EnergyNorth Natural Gas, Inc. d/b/a KEDNE has a service territory that is contiguous to Colonial Gas Company's and is within 30 to 85 miles of the greater Boston area. EnergyNorth Natural Gas services approximately 74,000 customers over a service area of approximately 922 square miles. Collectively, KeySpan owns and operates gas distribution, transmission and storage systems that consist of approximately 21,000 miles of gas mains and distribution pipelines and 576 miles of transmission pipelines, as well as two major gas storage facilities. Our service areas cover 4,273 square miles, and we serve approximately 2.4 million customers in the aggregate.

Gas is offered for sale to residential and small commercial customers on a "firm" basis, and to most large commercial and industrial customers on a "firm" or "interruptible" basis. "Firm" service is offered to customers under schedules or contracts which anticipate no interruptions, whereas "interruptible" service is offered to customers under schedules or contracts which anticipate and permit interruption on short notice, generally in peak-load seasons. Gas is available at any time of the year on an interruptible basis, if the supply is sufficient and the supply system is adequate.

KeySpan also participates in interstate markets by releasing pipeline capacity or bundling pipeline capacity with gas for "off-system" sales. An "off-system" customer consumes gas at facilities located outside of KeySpan's service territories by connecting to our facilities or another transporter's facilities at a point of delivery agreed to by us and the customer. KeySpan purchases natural gas for sale to customers under long-term supply contracts and short-term spot contracts. Such gas is transported under both firm and interruptible transportation contracts. In addition, KeySpan has commitments for the provision of gas storage capability and peaking supplies.

KeySpan sells gas to firm gas customers at its cost for such gas, plus a charge designed to recover the costs of distribution (including a return of and a return on capital invested in its distribution facilities). We share with our firm gas customers net revenues (operating revenues less the cost of gas) from off-system sales. Further, net revenues from tariff gas balancing services and certain on- system sales are refunded, for the most part, to firm customers subject to certain sharing provisions. The majority of interruptible profits earned by the KEDNE companies are also refunded to firm gas customers.

Our gas operations can be significantly affected by seasonal weather conditions. Traditionally, annual revenues are substantially realized during the heating season as a result of higher sales of gas due to cold weather. Accordingly, operating results historically are most favorable in the first and fourth calendar quarters. KEDNY and KEDLI operate under a utility tariff that contains a weather normalization adjustment that provides for recovery from or refund to firm customers of material shortfalls or excesses of firm net revenues (revenues less applicable gas costs) during a heating season due to variations from normal weather. However, the utility tariffs for our four KEDNE gas distribution companies do not contain such a weather normalization adjustment and, therefore, fluctuations in seasonal weather conditions between years may have a significant effect on results of operations and cash flows for these four subsidiaries. For additional discussion, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Regulation and Rate Matters".

Gas sales and revenues for 2000 by class of customer are set forth below:


                                                                       Sales                    Revenues                  Revenues
Customer                                                               (MDTH)               (thousands of $)            (% of Total)
-----------------------------------------------------------       ----------------       ----------------------       --------------
Firm
Residential Heating........................................            127,467                    1,352,215                   52.91
Residential Non-Heating....................................             11,214                      226,592                    8.87
Temperature-Controlled heating.............................             33,490                      224,792                    8.80
Commercial/Industrial......................................             43,829                      389,620                   15.24
                                                                  ------------       ----------------------       -----------------
Total Firm.................................................            216,000                    2,193,219                   85.82
                                                                  ------------       ----------------------       -----------------
Firm Transportation........................................             40,655                       34,709                    1.36
Transportation - Electric Generation.......................             49,854                       10,253                     .40
                                                                  ------------       ----------------------       -----------------
Total Firm Transportation..................................             90,509                       44,962                    1.76
                                                                  ------------       ----------------------       -----------------
  Total Firm Gas Sales and Transportation..................            306,509                    2,238,181                   87.58
Interruptible..............................................              8,016                       46,849                    1.83
Off-System Sales...........................................             32,640                      122,967                    4.81
Transportation.............................................             50,750                      121,996                    4.77
                                                                  ------------       ----------------------       -----------------
  Total Gas Sales and Transportation.......................            397,915                    2,529,993                   98.99
Other Retail Services......................................                  -                       25,792                    1.01
                                                                  ------------       ----------------------       -----------------
  Total Sales and Revenues.................................            397,915                    2,555,785                  100.00
                                                                  ============       ======================       =================

Further information and statistics regarding our Gas Distribution segment is contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, "Gas Distribution."

Supply and Storage

KeySpan has contracts for the purchase of firm long-term transportation and storage services. Our gas supplies are purchased under long-term contracts and on the spot market and are transported by interstate pipelines from domestic and Canadian sources. Storage and peaking supplies are available to meet system requirements during winter periods.

Regulatory actions, economic factors and changes in customers and their preferences continue to reshape our gas operations markets. A number of multi-family, commercial and industrial customers and a growing number of residential customers currently purchase their gas supplies from natural gas marketers and then contract with us for local transportation, balancing and other unbundled services. This trend is likely to continue as state regulators in all of our service territories have implemented policies designed to encourage customers to purchase their gas from suppliers other than the traditional gas utilities, such as marketers.

New York Gas Distribution Systems

Peak-Day  Capability.  The design  criteria for  KeySpan's  New York gas systems assumes an average temperature of 0(0)F for peak-day demand. Under such criteria, KEDNY and KEDLI estimated that their requirements to supply firm gas customers would be approximately 1,940 MDTH of gas for a peak-day during the 2000/2001 winter season and that gas available to KEDNY and KEDLI on such a peak-day would amount to approximately 1,999 MDTH. For the 2001/2002 winter season, KEDNY and KEDLI estimate that their peak-day requirements will amount to 1,982 MDTH and that the gas supplies available to KEDNY and KEDLI on such a peak-day will amount to approximately 1,999 MDTH.

For the 2000/2001 winter season, the highest daily throughput to our customers was 1,597 MDTH, which occurred on December 25, 2000 at an average temperature of 17(degree)F, representing 80% of our capability at that time. KEDNY and KEDLI had sufficient gas available to meet the requirements of their firm gas customers for the 2000/2001 winter gas season and anticipate they will have sufficient quantities for the 2001/2002 winter season. KEDNY and KEDLI's firm gas peak-day capability is summarized in the following table:


                                           MDTH
Source                                    per day                   % of Total
-----------------------------     -----------------------      -----------------

Pipeline..................                  716                         36
Underground Storage.......                  779                         39
Peaking Supplies..........                  504                         25
                                  -----------------------      -----------------
Total.....................                 1,999                       100
                                  =======================      =================

Pipelines and Storage. KEDNY and KEDLI purchase natural gas for sale to their customers under contracts with suppliers located in domestic and Canadian supply basins and arranged for transportation to their facilities under firm long-term contracts with interstate pipeline companies. During the 2000/2001 winter season, approximately 76% of KEDNY's and KEDLI's natural gas supply was available from domestic sources and 24% from Canadian sources. KEDNY and KEDLI had available under firm contract 716 MDTH per day of year-round and seasonal pipeline transportation capacity to their facilities in the New York City metropolitan area. Major providers of interstate pipeline capacity and related services to KEDNY and KEDLI include: Transcontinental Gas Pipe Line Corporation ("Transco"), Texas Eastern Transmission Corporation ("TETCO"), Iroquois, Tennessee Gas Pipeline Company ("Tennessee"), CNG Transmission Corporation ("CNG") and Texas Gas Transmission Company ("Texas").

Additionally, KEDNY and KEDLI have long-term contracts with Transco, TETCO, Tennessee, CNG, Equitrans, Inc., Hattiesburg First Reserve and Honeoye Storage Corporation for underground storage capacity of 58,954 MDTH, with 779 MDTH per day, maximum deliverability.

Peaking Supplies. In our New York service territories, in addition to pipeline and storage supply, KEDNY and KEDLI supplement their winter supply with peaking supplies which are available on the coldest days of the year to enable them to economically meet the increased requirements of their heating customers. KEDNY and KEDLI's peaking supplies include gas provided by two of KeySpan's liquefied natural gas ("LNG") plants. These LNG plants have an aggregate storage capacity of approximately 2,053 MDTH and peak-day throughput capacity of 394 MDTH, or 20% of peak-day supply. Additionally, KEDNY and KEDLI have peaking supply contracts with four cogeneration facilities/independent power producers located in their franchise areas: Trigen Services Corporation, Brooklyn Navy Cogeneration Partners, LP, Nissequogue Cogen Partners and the New York Power Authority to purchase peaking supplies with a maximum daily capacity of 110 MDTH and total available peaking supplies during the winter season of 3,349 MDTH. For the 2000/2001 winter season, KEDNY and KEDLI had the capability to provide a maximum peak-day supply of 504 MDTH on excessively cold days.

Gas Supply Management. Commencing April 1, 2000, we entered into a two-year agreement with Coral Resources, L.P. ("Coral"), in which Coral assists our wholly owned subsidiary, KeySpan Energy Trading Services LLC, in providing energy supply management services for KEDNY and KEDLI. This agreement expires on March 31, 2002. Additionally, KeySpan Energy Trading Services LLC also provides energy-management services undertaken on behalf of LIPA.

New England Gas Distribution Systems

Peak-Day Capability. The design criteria for KeySpan's New England gas systems assumes an average temperature of -6(0)F for peak-day demand. Under such criteria, the KEDNE companies estimated that the requirements to supply their firm gas customers would amount to approximately 1,217 MDTH of gas for a peak-day during the 2000/2001 winter season and that the gas available to the KEDNE companies on such a peak-day would amount to approximately 1,321 MDTH. For the 2001/2002 winter season, the KEDNE companies estimate that their peak-day requirements will amount to 1,240 MDTH and that the gas supplies available to them on such a peak-day will amount to approximately 1,321 MDTH.

For the 2000/2001 winter season, the highest daily throughput to our New England customers was 980 MDTH, which also occurred on December 25, 2000 at an average temperature of 19(degree)F, representing 74% of the KEDNE companies' capability at that time. The KEDNE companies had sufficient gas available to meet the requirements of their firm gas customers for the 2000/2001 winter gas season and anticipate that they will have sufficient quantities for the 2001/2002 winter season. The firm gas peak day capability of the KEDNE companies is summarized in the following table:


                                                     MDTH
Source                                              per day           % of Total
---------------------------------------     -------------------   --------------

Pipeline and Underground Storage....                  708                     54
Peaking Supplies....................                  613                     46
                                            -------------------    -------------
Total...............................                 1,321                   100
                                            ===================    =============

Pipelines and Storage. The KEDNE companies also purchase natural gas for sale to their customers under contracts with suppliers located in domestic and Canadian supply basins and arrange for transportation to their facilities under firm long-term contracts with interstate pipeline companies. During the 2000/2001 winter season, approximately 77% of the KEDNE companies' natural gas supply was available from domestic sources and 23% from Canadian sources. The KEDNE companies have available under firm contract 708 MDTH per day of year-round and seasonal transportation and underground storage capacity to their facilities in New England. Major providers of interstate pipeline capacity and related services to the KEDNE companies include: TETCO, Iroquois, Maritimes and Northeast Pipeline, Tennessee, Algonquin Gas Transmission Company and Portland Natural Gas Transmission System. Moreover, the KEDNE companies have long-term contracts with TETCO, Tennessee, Dominion, National Fuel Gas Supply Corporation and Honeoye Storage Corporation for underground storage capacity of 23,742 MDTH.

In our New England service territory, in addition to pipeline and storage supply, the KEDNE companies supplement their winter supply with peaking supplies that are available on the coldest days of the year to enable them to economically meet the increased requirements of their heating customers. Peaking supplies include gas provided by both LNG and propane air plants located throughout the distribution systems of the KEDNE companies, as well as two leased facilities outside of their distribution systems located in Providence, Rhode Island and Everett, MA. For the 2000/2001 winter season, the KEDNE companies had the capability to provide a peak-day supply of 613 MDTH on excessively cold days or 46% of peak-day supply.

Gas Supply Management. Effective November 1, 1999, the Massachusetts based gas distribution subsidiaries entered into a three-year portfolio management contract with El Paso Energy Marketing, Inc. ("El Paso"). El Paso provides the majority of the city gate supply requirements to the three Massachusetts companies at market prices and manages upstream capacity, underground storage and term supply contracts. The Massachusetts Department of Telecommunications and Energy ("DTE") approved the contract in October 1999. The annual fee paid by El Paso to manage the KEDNE companies' portfolio is, for the most part, returned to firm customers.

Gas Costs. Fluctuations in utility gas costs have little impact on the operating results of KEDNY, KEDLI and KEDNE companies, since the current gas rate structure of each of these companies includes a gas adjustment clause whereby variations between actual gas costs and gas cost recoveries are deferred and subsequently refunded to or collected from customers.

For additional information concerning the gas distribution segment, see the discussion on "Gas Distribution" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

                                Electric Services
Overview

KeySpan's Electric Services segment primarily consist of (i) the ownership and operation of gas and oil fired generating facilities located on Long Island and New York and the delivery of the power generated from these facilities to LIPA and the New York Independent System Operator ("NYISO"); (ii) the management and operation of LIPA's transmission and distribution system; and (iii) the management of LIPA's fuel and electric energy purchases and off-system sales.

As more fully described below, we (i) provide to LIPA all operation, maintenance and construction services relating to the Long Island electric T&D system through a management services agreement (the "MSA"); (ii) supply LIPA with energy conversion and ancillary services through a power supply agreement (the "PSA") to allow LIPA to provide electricity to its customers on Long Island; and (iii) manage all aspects of the fuel supply for the Long Island generating facilities, as well as all aspects of the capacity and energy owned by or under contract to LIPA through an energy management agreement (the "EMA"). Each of the MSA, PSA and EMA became effective on May 28, 1998 and are collectively referred to herein as the "LIPA Agreements."

On June 18, 1999, KeySpan completed its acquisition of the then rated 2,168 megawatt Ravenswood facility located in New York City from Consolidated Edison Company of New York, Inc. ("Consolidated Edison") for approximately $597 million. As a means of financing this acquisition, we entered into a lease agreement with a special purpose, unaffiliated financing entity that acquired a portion of the Ravenswood facility directly from Consolidated Edison and leased it to a wholly owned KeySpan subsidiary under a ten-year lease. We have guaranteed all payment and performance obligations of this subsidiary under the lease. Another subsidiary provides all operating, maintenance and construction services for the Ravenswood facility. The lease program was established in order to reduce our cash requirements by $425 million. The lease qualifies as an operating lease for financial reporting purposes while preserving our ownership of the facility for federal and state income tax purposes. The balance of the funds needed to acquire the Ravenswood facility were provided from cash on hand.

The Ravenswood facility has contributed significantly to earnings in 2000, selling capacity, energy and ancillary services into the NYISO at market-based rates, subject to mitigation. The plant, which provides approximately 25% of the in-city capacity available to serve residents and businesses during a period of economic growth, underscores the value of electric generation assets for our company. We are in the process of expanding the Ravenswood facility by adding a 250-megawatt state-of-the- art gas-fired co-generation unit at the site which is expected to come on line by 2003.

We currently sell the energy, capacity and ancillary services produced by the Ravenswood facility by bidding into an auction process conducted by the NYISO. See Note 8 to the Consolidated Financial Statements "New York State Independent System Operator Matters" for further information.

Generating Facility Operations

KeySpan owns and operates an aggregate of 73 electric generation units throughout Long Island and Queens, 40 of which can be powered either by natural gas or oil. In recent years, we have reconfigured several of our facilities to enable them to burn either natural gas or oil, thus enabling us to switch periodically between fuel alternatives based upon cost and seasonal environmental requirements. Through other innovative technological approaches such as adding water spray to smaller units, we increased installed capacity in our generating facilities by 37 megawatts, and we instituted a program to reduce nitrogen oxides for improved environmental performance. Reliability improvements at our Ravenswood facility reduced the forced outage rate for that facility from 35% two years ago to just 5% in 2000. Decreasing the amount of time our generating units are offline for repair allows us to increase sales and thus increase earnings.

The following table indicates the 2000 summer capacity of our steam generation facilities and internal combustion ("IC") units as reported to the NYISO:

       Location of Units                  Description                       Fuel                     Units                      MW
------------------------------- --------------------------------  ------------------------  ------------------------  --------------
Long Island City                         Steam Turbine                     Dual*                         3                  1,736
Northport, L.I.                          Steam Turbine                     Dual*                         3                  1,166
Northport, L.I.                          Steam Turbine                      Oil                          1                    382
Port Jefferson, L.I.                     Steam Turbine                     Dual*                         2                    386
Glenwood, L.I.                           Steam Turbine                      Gas                          2                    231
Island Park, L.I.                        Steam Turbine                     Dual*                         2                    388
Far Rockaway, L.I.                       Steam Turbine                     Dual*                         1                    106
Long Island City                            IC Units                       Dual*                        17                    464
Throughout L.I.                             IC Units                       Dual*                        12                    290
Throughout L.I.                             IC Units                        Oil                         30                  1,088
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                                                   73                  6,237
=============================== ================================  ========================  ========================  ==============

*Dual - Oil or natural gas.

LIPA Agreements

Power Supply Agreement. The PSA provides for the sale to LIPA of all of the capacity and, to the extent LIPA requests, energy from the Long Island generating facilities. Capacity refers to the ability to generate energy and, pursuant to NYISO requirements, must be maintained at specified levels (including reserves) regardless of the source and amount of energy consumption. By contrast, energy conversion services refers to the electricity actually generated for consumption by consumers. Such sales of capacity and energy conversion services from the Long Island generating facilities are made at rates regulated by the Federal Energy Regulatory Commission ("FERC"). These rates may be modified in the future in accordance with the terms of the PSA for (i) agreed upon labor and expense indices applied to the base year; (ii) a return of and on the capital invested in the Long Island generating facilities; and (iii) reasonably incurred expenses that are outside of our control.

The PSA provides incentives and penalties for us to maintain the output capability of the Long Island generating facilities, as measured by annual industry-standard tests of operating capability, and plant availability and efficiency. These combined incentives and penalties may total as much as $4 million annually. In 2000, KeySpan earned approximately $3 million in incentives under the PSA.

The PSA provides LIPA with all of the capacity  from the Long Island  generating facilities. However, LIPA has no obligation to purchase energy conversion services from the Long Island generating facilities and is able to purchase energy on a least-cost basis from all available sources consistent with existing transmission interconnection limitations of the transmission and distribution system. Under the terms of the PSA, LIPA is obligated to pay for capacity at rates which reflect a large percentage of the overall fixed cost of maintaining and operating the Long Island generating facilities. A variable maintenance charge is imposed for each unit of energy actually generated by the Long Island generating facilities. The PSA expires on May 28, 2013 and is renewable on similar terms. However, the PSA provides LIPA the option of electing to reduce or "ramp-down" the capacity it purchases from us in accordance with agreed-upon schedules. In years 7 through 10 of the PSA, if LIPA elects to ramp-down, we are entitled to receive payment for 100% of the present value of the capacity charges otherwise payable over the remaining term of the PSA. If LIPA ramps-down the generation capacity in years 11 through 15 of the PSA, the capacity charges otherwise payable by LIPA will be reduced in accordance with a formula established in the PSA. If LIPA exercises its ramp-down option, KeySpan may use any capacity released by LIPA to bid on new LIPA capacity requirements or to bid on LIPA's capacity requirements to replace other ramped-down capacity. If KeySpan continues to operate the ramped-down capacity, the PSA requires it to use reasonable efforts to market the capacity and energy from the ramped-down capacity and to share any profits with LIPA. Any capacity and energy sold by us from ramped-down capacity must be transported over the T&D system, and we will be required to pay LIPA's standard transmission (and, if applicable, distribution) rates for the service. The PSA will be terminated in the event that LIPA exercises its right to purchase, at fair market value, all of the Long Island generating facilities. This purchase option commences on May 28, 2001 and continues for one year. LIPA has initiated a process to review whether to exercise its right to purchase the Long Island generating facilities and has begun soliciting proposals for the management, operation and maintenance of the Long Island generating facilities in the event it exercises its option.

KeySpan has an inventory of sulfur dioxide ("SO2") and nitrogen oxide ("NOx") emission allowances that may be sold to third party purchasers. The amount of allowances varies from year to year relative to the level of emissions from the Long Island generating facilities which is greatly dependent on the mix of natural gas and fuel oil used for generation and the amount of purchased power that is imported onto Long Island. In accordance with the PSA, 33% of emission allowance sales revenues attributable to the Long Island generating facilities is retained by KeySpan and the other 67% is credited to LIPA. LIPA also has a right of first refusal on any potential emission allowance sales of the Long Island generating facilities. Additionally, KeySpan is bound by a memorandum of understanding with the New York State Department of Environmental Conservation ("DEC"), which memorandum prohibits the sale of SO2 allowances into certain states and requires the purchaser to be bound by the same restriction, which may affect the market value of the allowances.

Management Services Agreement. Under the MSA, KeySpan performs day-to-day operation and maintenance services and capital improvements for LIPA's transmission and distribution system including, among other functions, transmission and distribution facility operations, customer service, billing and collection, meter reading, planning, engineering, and construction, all in accordance with policies and procedures adopted by LIPA. KeySpan furnishes such services as an independent contractor and does not have any ownership or leasehold interest in the transmission and distribution system.

In exchange for providing these services, KeySpan is reimbursed its budgeted costs and entitled to earn an annual management fee of $10 million and may also earn certain incentives, or be responsible for certain penalties, based upon its performance. The incentives provide for KeySpan to retain 100% of the first $5 million of cost reductions and 50% of any additional cost reductions up to 15% of the total cost budget. Thereafter, all savings accrue to LIPA. KeySpan is also required to absorb any total cost budget overruns up to a maximum of $15 million in any contract year.

In addition to the foregoing cost-based incentives and penalties, KeySpan is eligible for incentives for performance above certain threshold target levels and subject to disincentives for performance below certain other threshold levels, with an intermediate band of performance in which neither incentives nor disincentives will apply, for system reliability, worker safety, and customer satisfaction. In 2000, KeySpan earned $7.4 million in non-cost performance incentives.

The MSA continues in effect until May 28, 2006. Beginning in 2004, LIPA will commence a competitive process to solicit a new management services agreement. Generally, KeySpan will be eligible to submit a bid for any new management services agreement.

Energy Management Agreement. Pursuant to the EMA, KeySpan (i) procures and manages fuel supplies for LIPA to fuel the Long Island generating facilities,
(ii) performs off-system capacity and energy purchases on a least-cost basis to meet LIPA's needs, and (iii) makes off-system sales of output from the Long Island generating facilities and other power supplies either owned or under contract to LIPA. LIPA is entitled to two-thirds of the profit from any off-system electricity sales arranged by us. The term for the service provided in (i) above is fifteen years, and the term for the services provided in (ii) and (iii) above is eight years.

In exchange for these services, KeySpan earns an annual fee of $1.5 million, plus an allowance for certain costs incurred in performing services under the EMA. The EMA further provides incentives for control of the cost of fuel and electricity purchased on behalf of LIPA. Fuel and electricity purchase prices are compared to regional price indices and we receive payment from LIPA, or are obligated to make payment to LIPA, for fuel and/or purchased electricity costs which are below or above, respectively, specified tolerance bands. The total fuel purchase incentive or disincentive can be no greater than $5 million annually and the electricity purchase incentive or disincentive can be no greater than $2 million annually (subject to an overall cap including certain non-cost performance incentives under the MSA). For the year ended December 31, 2000, KeySpan earned an aggregate of $5 million in incentives under the EMA.

Other Rights. As described above, under a "Generation Purchase Rights Agreement" entered into as part of the LIPA Transaction, LIPA has the right to purchase, at fair market value, all of our Long Island based generating assets during the twelve month period beginning on May 28, 2001. Fair market value is to be determined pursuant to an appraisal process conducted by independent investment banking firms. During the fourth quarter of 2000, LIPA began an initial due diligence review of the feasibility of purchasing these assets and has recently solicited proposals from interested parties to operate the generating facilities should they purchase them. At this point in time, we can not predict whether LIPA will exercise its right to purchase the assets, nor can we estimate the effect on our financial condition, results of operations and cash flows if LIPA were to exercise such right.

Pursuant to other agreements between LIPA and us, certain future rights have been granted to LIPA. Subject to certain conditions, these rights include the right for 99 years to lease or purchase, at fair market value, parcels of land and to acquire unlimited access to, as well as appropriate easements at, the Long Island generating facilities for the purpose of constructing new electric generating facilities to be owned by LIPA or its designee. Subject to this right granted to LIPA, KeySpan has the right to sell or lease property on or adjoining the Long Island generating facilities to third parties.

In addition, LIPA has the right to acquire a parcel at the Shoreham Nuclear Power Station site suitable as the terminus for a potential transmission cable under Long Island Sound or the potential site of a new gas-fired combined cycle generating facility.

KeySpan owns the common plant (such as administrative office buildings and computer systems) formerly owned by LILCO and recovers LIPA's allocable share of the carrying costs of such plant through the MSA. KeySpan has agreed to provide LIPA, for a period of 99 years, the right to enter into leases at fair market value for common plant or sub-contract for common services which it may assign to a subsequent manager of the transmission and distribution system. We have also agreed: (i) for a period of 99 years not to compete with LIPA as a provider of transmission or distribution service on Long Island; (ii) that LIPA will share in synergy (i.e., efficiency) savings over a 10-year period attributed to the 1998 KeySpan/LILCO transaction (estimated to be approximately $1 billion), which savings are incorporated into the cost structure under the LIPA Agreements; and (iii) not to commence any tax certiorari case (until termination of the PSA) challenging certain property tax assessments relating to the Long Island generating facilities.

Guarantees and Indemnities. KeySpan and LIPA have also entered into agreements providing for the guarantee of certain obligations, indemnification against certain liabilities and allocation of responsibility and liability for certain pre-existing obligations and liabilities. In general, liabilities associated with the LILCO assets transferred to KeySpan, have been assumed by KeySpan; and liabilities associated with the assets acquired by LIPA, are borne by LIPA, subject to certain specified exceptions. KeySpan has assumed all liabilities arising from all manufactured gas plant ("MGP") operations of LILCO and its predecessors, and LIPA has assumed certain liabilities relating to the Long Island generating facilities and all liabilities traceable to the business and operations conducted by LIPA after completion of the 1998 KeySpan/LILCO transaction. An agreement also provides for an allocation of liabilities which relate to the assets that were common to the operations of LILCO and/or shared services and are not traceable directly to either the business or operations conducted by LIPA or KeySpan.

For additional information concerning the Electric services segment, see the discussion on "Electric Services" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

                          Gas Exploration & Production

KeySpan is engaged in the exploration and production of domestic natural gas and oil, through our approximate 70% equity interest in Houston Exploration, as of the date hereof, and through our wholly owned subsidiary, KeySpan Exploration.

Houston Exploration was organized by KeySpan in 1985 to conduct natural gas and oil exploration and production activities. It completed an initial public offering in 1996 and its shares are currently traded on the New York Stock
Exchange under the symbol "THX." At March 1, 2001, its aggregate market capitalization was approximately $898.7 million (based upon the closing price on the New York Stock Exchange on that date of $29.97). At March 1, 2001, Houston Exploration had approximately 29,987,041 shares of common stock, $.01 par value, outstanding. More detailed information concerning the operations of Houston Exploration is contained in the annual, quarterly and periodic reports filed by Houston Exploration with the SEC.

KeySpan Exploration was organized in 1999, as a Delaware corporation, principally to form a joint venture with Houston Exploration. Effective January 1, 1999, KeySpan Exploration and Houston Exploration entered into a joint exploration agreement (the "Joint Venture") to explore for natural gas and oil over a term of three years and expiring on December 31, 2001, subject to earlier termination at the option of either party. Houston Exploration contributed all of its then undeveloped offshore leases to the Joint Venture, and KeySpan Exploration acquired a 45% working interest in all prospects to be drilled under the Joint Venture. Houston Exploration retained a 55% interest in the leases, and the revenues generated from this joint program are shared between KeySpan Exploration and Houston Exploration on a 45% and 55% basis, respectively. Effective December 31, 2000, KeySpan Exploration and Houston Exploration mutually agreed that KeySpan Exploration will no longer participate in future offshore exploration prospects. Under the terms of the Joint Venture agreement, KeySpan Exploration will continue to maintain its working interest in all wells previously drilled under the Joint Venture and will continue the development of its current working interests in prospects on which discovery wells have been drilled. In that regard, KeySpan Exploration has agreed to commit approximately $17 million during 2001 for the development of prospects successfully drilled by the Joint Venture during 1999 and 2000.

In February 2000, after completing a review of strategic alternatives for Houston Exploration, we concluded that we would, at this time, retain our equity interest in that company. However, as previously indicated, we consider our gas and oil exploration and production activities to be non-core operations and a future disposition of these assets, for appropriate consideration, is possible.

As previously mentioned, On March 31, 2000, under a pre-existing credit arrangement, approximately $80 million in debt owed by Houston Exploration to us was converted into additional common equity in Houston Exploration. Upon such conversion, our common equity ownership interest increased from 64% to approximately 70%.

Our gas exploration and production subsidiaries focus their operations offshore in the Gulf of Mexico and onshore in South Texas, South Louisiana, the Arkoma Basin, East Texas and West Virginia. The geographic focus of these operations enables our subsidiaries to manage a comparatively large asset base with relatively few employees and to add and operate production at relatively low incremental costs. Our gas exploration and production subsidiaries seek to balance their offshore and onshore activities so that the lower risk and more stable production typically associated with onshore properties complement the high potential exploratory projects in the Gulf of Mexico by balancing risk and reducing volatility. Houston Exploration's business strategy is to seek to continue to increase reserves, production and cash flow by pursuing internally generated prospects, primarily in the Gulf of Mexico, by conducting development and exploratory drilling on our offshore and onshore properties and by making selective opportune acquisitions.

Offshore Properties. We hold interests in 106 lease blocks, representing 543,816 gross (442,548 net) acres, in federal and state waters in the Gulf of Mexico, of which 32 have current operations. Houston Exploration operates 22 of these blocks, accounting for approximately 80% of our offshore production. Over the past five years, we have drilled 28 successful exploratory wells and 17 successful development wells in the Gulf of Mexico, representing a historical success rate of 69%. During 2000, Houston Exploration drilled 8 successful exploratory wells and 6 successful development wells on its Gulf of Mexico properties. The Joint Venture participated in 10 of the successful wells, all 8 exploratory wells and 2 of the development wells.

Onshore Properties. We also own onshore natural gas and oil properties representing interests in 1,242 gross (844.1 net) wells, approximately 85% of which Houston Exploration is the operator of record, and 175,320 gross (109,657 net) acres. Over the past five years, we have drilled or participated in the drilling of 140 successful development wells and 7 successful exploratory wells onshore, representing a historical success rate of 84%, through our interest in Houston Exploration. During 2000, Houston Exploration participated in the drilling of 44 successful development wells and 1 successful exploratory well on its onshore properties. During the same period, Houston Exploration drilled or participated in the drilling of 4 development wells that were not successful.

We did not acquire any onshore properties during 2000. Houston Exploration plans to drill 4 onshore exploratory wells and 40 onshore development wells in 2001.

For additional information concerning the Gas Exploration and Production segment, see the discussion on "Gas Exploration and Production" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and for information with respect to net proved reserves, production, productive wells and acreage, undeveloped acreage, drilling activities, present activities and drilling commitments see Note 17 to the Consolidated Financial Statements, "Supplemental Gas and Oil Disclosures," included herein.


                                 Energy Services

As part of our business strategy, we will continue to develop and grow our energy services activities through our non-regulated subsidiaries. The Energy Services segment provides services to customers located within the New York City metropolitan area, New Jersey, Connecticut, Massachusetts, New Hampshire, Rhode Island and Pennsylvania through various subsidiaries which operate under the following four principal lines of business: (i) home energy services, which provides residential and small commercial customers with service and maintenance of energy systems and appliances, as well as the competitive retail supply of natural gas and electricity to residential and small commercial customers; (ii) business solutions, which provides engineering, consulting and construction services, services related to the design, construction, installation, operation, maintenance and management of heating, cooling and power production equipment and systems, including ventilating, air conditioning, electrical power, motors, pumps, lighting, water, wastewater, plumbing, piping, fire suppression systems, for commercial and industrial customers, as well as the competitive retail supply of natural gas and electricity to large commercial, institutional and industrial customers. Certain subsidiaries within this line of business also engage or may engage in the financing and ownership of cogeneration, small power production, thermal energy, chilled water and related equipment and facilities;
(iii) commodity procurement, which provides management and procurement services for fuel supply and management of energy sales, primarily for and from the

Ravenswood facility, as well as provides wholesale gas and electric purchasing and management services; and (iv) fiber optic services in which we construct fiber optic systems and facilities and own and lease fiber optic cable to local, long distance, and trans-Atlantic carriers, as well as internet service providers.

Other energy services that we are engaged in include energy related internet activities, microturbines and fuel cells.

Internet Activities. During 2000, we launched the myHomeKey.com portal. Through our exclusive arrangement with myHomeKey.com, we created alliances with other businesses to create a source for a wide array of home products and services, as well as individualized community information. MyHomeKey provides customers with the ability to electrically manage a myriad of household tasks by linking them with quality service providers, allowing on-line scheduling of home repairs and maintenance, convenient shopping for home appliances, one-stop shopping for utility services and access to energy saving equipment and systems.
Alternative Generation Technologies. KeySpan is also engaged in alternative generation technologies such as microturbines. In 2000, we successfully installed the first microturbine unit on Long Island at the Atlantis Marine World Aquarium. The unit, which runs on natural gas, produces up to 28 kilowatts of electricity for the aquarium and uses its exhaust heat to provide hot water to the facility's shark tank.

KeySpan expanded its energy services operations through the acquisition of four additional companies located in the New York City metropolitan area. The newly acquired companies specialize in engineering-consulting, plumbing and mechanical contracting and HVAC contracting. Additionally, Eastern and ENI each had unregulated energy services operations in Massachusetts and New Hampshire which have expanded our energy services operations further into the Northeast. The Energy Services segment now has more than 3,000 employees, 100,000 commodity contracts and is the number one oil to gas conversion contractor in its service territories.

KeySpan's energy services operations compete with the marketing and management operations of both independent and major energy companies in addition to electric utilities, independent power producers, local distribution companies and various energy brokers. As a result of the continuing efforts to deregulate both the natural gas and electric industries, the relative energy cost differences among different forms of energy are expected to be reduced in the future. Competition is based largely upon pricing, availability and reliability of supply, technical and financial capabilities, regional presence and experience. With our strong market presence in the Northeast centered on our gas distribution services and by taking advantage of the increasing trend towards deregulation, KeySpan believes it is well positioned to provide our customers with an expanded array of energy products and services through our unregulated energy service companies.

For additional information concerning the Energy Services segment, see the discussion on "Energy Services" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

                               Energy Investments

As one of our complementary non-core lines of business, KeySpan has investments in certain energy related businesses, including natural gas pipelines, gas storage facilities and midstream natural gas processing and gathering facilities in the Northeast region of the United States, Canada and Northern Ireland.

Natural Gas Pipelines. KeySpan owns a 20% interest in Iroquois Gas Transmission System, L.P., the partnership that owns a 375-mile pipeline that currently transports 946 MDTH of Canadian gas supply daily from the New York-Canadian border to markets in the Northeastern United States. KeySpan is also a shipper on Iroquois and currently transports up to 137 MDTH of gas per day on the pipeline.

KeySpan also is participating in two intra-regional pipeline projects, the Cross Bay Pipeline and the Islander East Pipeline. The Cross Bay Pipeline Company, LLC, is a joint venture among Duke Energy Corporation, The Williams Companies and KeySpan to transport 125 MDTH of gas from two existing interstate pipelines located in New Jersey to customers located in New York City and Long Island.
KeySpan has a 25% interest in this project. Additionally, in 2000, KeySpan entered into another joint venture with Duke to construct the Islander East Pipeline. KeySpan and Duke each hold a 50% interest in Islander East Pipeline Company, LLC, which will bring 250 MDTH of gas from Nova Scotia, Canada to Long Island, New York and will provide an additional connection to supplies in our New England market. The Islander East Pipeline is scheduled to become operational in 2003.

KeySpan also owns a 50% interest in Premier Transco Pipeline and a 24.5% interest in Phoenix Natural Gas Limited both in Northern Ireland. Premier is an 84-mile pipeline to Northern Ireland from southwest Scotland that has planned transportation capacity of approximately 300 MDTH of gas supply daily to markets in Northern Ireland. Phoenix is a gas distribution system serving the City of Belfast, Northern Ireland.

Gas Storage Facilities. KeySpan has equity investments in two gas storage facilities in the State of New York. Honeoye Storage Corporation and Steuben Gas Storage Company. We own a 52% interest in Honeoye, an underground gas storage facility which provides up to 4.8 billion cubic feet of storage service to New York and New England. We also own 34% of a partnership that has a 50% interest in the Steuben facility which provides up to 6.2 billion cubic feet of storage service to New Jersey and Massachusetts.

Natural Gas Processing and Gathering Facilities. KeySpan also owns 100% of KeySpan Canada, a company with natural gas processing plants and gathering facilities located in Western Canada. In October 2000, KeySpan purchased the remaining 50% interest in KeySpan Canada from Gulf Canada Resources Limited. The assets include interests in 14 processing plants and associated gathering systems that can process approximately 1.5 BCFe of natural gas daily, and associated natural gas liquids fractionation. Additionally, KeySpan owns a 37% interest in the Paddle River processing plant in Western Canada and an interest in the Younger NGL Extraction plant in British

Columbia, Canada. In 2000, KeySpan sold its interest in the Nipisi oil property in Western Canada, and realized an after-tax gain of approximately $1.3 million from the sale.

For additional information concerning the Energy Investments segment, see the discussion on "Energy Investments" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.


                    The Industry, Regulation and Rate Matters

The Industry

The natural gas and electric sectors of the regulated energy industry are undergoing significant change as market forces are moving towards replacing or supplementing rate regulation by introducing competition. Competition can present utilities with greater opportunities to manage the cost of their natural gas and electric supplies, as well as earn profits on energy sales and expand their business activities, through unregulated affiliates.

A significant number of natural gas and electric utilities have reacted to the changing structure of the energy industry by entering into business combinations, with the goal of reducing common costs, gaining size to better withstand competitive pressures and business cycles, and attaining synergies from the combination of operations. We have engaged in two such combinations, the KeySpan/LILCO transaction in 1998 and our recent acquisitions of Eastern and ENI. For further information regarding the gas and electric industry, see Item 7A, Quantitative and Qualitative Disclosure About Market Risk.


Regulation and Rate Matters

Gas and electric public utility companies, and corporations which own gas and electric public utility companies (i.e., public utility holding companies) may be subject to either or both state and federal regulation. In general, state public utility commissions, such as the NYPSC, DTE and NHPUC regulate the provision of retail services, including the distribution and sale of natural gas and electricity to consumers. FERC regulates interstate natural gas transportation and electric transmission, and has jurisdiction over certain wholesale natural gas sales and wholesale electric sales. Public utility holding companies, especially those with operations in several states, are regulated by the SEC under PUHCA and to some extent by state utility commissions through the regulation of corporate, financial and affiliate activities of public utilities.

KeySpan and its subsidiaries are subject to regulation by the NYPSC, DTE, NHPUC, FERC and the SEC. The NYPSC regulates KEDNY and KEDLI, and indirectly KeySpan itself, through conditions which were attached to the NYPSC order authorizing the 1998 KeySpan/LILCO transaction. The NYPSC also regulates the safety and reliability of KeySpan's generating facilities on Long Island and at Ravenswood under a lightened regulatory standard. Those conditions addressed the manner in which KeySpan may interact with KEDNY and KEDLI. Similarly, we are now subject to regulation by the DTE and NHPUC for our KEDNE subsidiaries.

For information regarding the NYPSC, DTE and SEC, see the discussion in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Regulation and Rate Matters."

FERC regulates the sale of electricity at wholesale and the transmission of electricity in interstate commerce as well as certain corporate and financial activities of companies that are engaged in such activities. The Long Island generating facilities and the Ravenswood facility are subject to FERC regulation based on their wholesale energy transactions. LIPA, KeySpan and the Staff of FERC stipulated a five-year rate plan for the Long Island generating facilities with agreed-upon yearly adjustments, which has been approved by FERC. Our Ravenswood facility's rates are based on a market-based rate application approved by FERC. The rates that our Ravenswood facility may charge are subject to mitigation measures due to market power concerns of FERC. FERC retains the ability in future proceedings, either on its own motion or upon a complaint filed with FERC, to modify the Ravenswood facility's rates, either upward or downward, if FERC concludes that it is in the public interest to do so.

FERC also has jurisdiction to regulate certain natural gas sales for resale in interstate commerce, the transportation of natural gas in interstate commerce, and, unless an exemption applies, companies engaged in such activities. The natural gas distribution activities of KEDNY, KEDLI, KEDNE and certain related intrastate gas transportation functions are not subject to FERC jurisdiction. However, to the extent that KEDNY, KEDLI, KEDNE purchase or sell gas for resale in interstate commerce, such transactions are subject to FERC jurisdiction and have been authorized by the FERC.

Our interests in Iroquois, Honeoye and Steuben are also fully regulated by FERC as natural gas companies.

KeySpan's electric operations in New York City are also subject to oversight by the FERC approved NYISO. KeySpan currently bids and sells the energy capacity and ancillary services from the Ravenswood facility through the energy market operated by the NYISO. For information concerning the NYISO, see Note 8 to the Consolidated Financial Statements, "New York Independent System Operator Matters."

KeySpan's foreign operations in Northern Ireland, conducted through Premier and Phoenix, are subject to licensing by the Northern Ireland Department of Economic Development and regulation by the U.K. Department of Trade and Industry (with respect to the subsea and on-land portions of the Premier pipeline) and the Northern Ireland Director General, Office for the Regulation of Electricity and Gas (with respect to the Northern Ireland portion of the Premier pipeline and Phoenix's operations generally). The licenses establish mechanisms for the establishment of rates for the conveyance and transportation of natural gas, and generally may not be revoked except upon long- term notice. Charges for the supply of gas by Phoenix are largely unregulated unless a determination is made of an absence of competition.

KeySpan's assets in Canada are subject to regulation by Canadian federal and provincial authorities. Such regulatory authorities license various aspects of the facilities and pipeline systems as well as regulate safety, operational and environmental matters and certain changes in such facilities' and pipelines' capacities and operations.


                              Environmental Matters

Overview

KeySpan's ordinary business operations subject it to various federal, state and local laws, rules and regulations dealing with the environment, including air, water, and hazardous waste, and its business operations are regulated by various federal, regional, state and local. These requirements govern both our normal, ongoing operations and the remediation of contaminated properties historically used in utility operations. Potential liability associated with our historical operations may be imposed without regard to fault, even if the activities were lawful at the time they occurred.

Except as set forth below, or in Note 9 to the Consolidated Financial Statements "Contractual Obligations and Contingencies - Environmental Matters", no material proceedings relating to environmental matters have been commenced or, to our knowledge, are contemplated by any federal, state or local agency against KeySpan, and we are not a defendant in any material litigation with respect to any matter relating to the protection of the environment. We believe that our operations are in substantial compliance with environmental laws and that requirements imposed by environmental laws are not likely to have a material adverse impact upon us. We believe that all prudently incurred costs not recoverable through insurance or some other means with respect to environmental requirements will be recoverable from our customers. We are also pursuing claims against insurance carriers and potentially responsible parties which seek the recovery of certain costs associated with the investigation and remediation of contaminated properties.

Air. Federal, state and local laws currently regulate a variety of air emissions from new and existing electric generating plants, including SO2, NOx, opacity and particulate matter and, in the future, may also regulate emissions of fine particulate matter, hazardous air pollutants, and carbon dioxide. We have submitted timely applications for permits in accordance with the requirements of Title V of the 1990 amendments to the Federal Clean Air Act ("CAA"). Final permits have been issued for all of our electric generating facilities. The permits allow our electric generating plants to continue to operate without any additional significant expenditures, except as described below.

Our generating facilities are located within a CAA severe ozone non-attainment area, and are subject to the Phase I, II, and III NOx reduction requirements established under the Ozone Transportation Commission ("OTC") memorandum of understanding. Our investments in boiler combustion modifications and the use of natural gas firing at our steam electric generating stations have enabled us to achieve the NOx emission reductions required under Phase I and II in a cost-effective manner. We are awaiting final development of state and federal regulatory programs with respect to NOx reduction requirements for our existing power plants. Our compliance strategy may be composed of fuel choice decisions, acquisition of emission credits, and installation of emission control equipment. The extent of development of new generation in the region will also impact our compliance strategy. Although we are evaluating our alternatives, final decisions cannot be made until pending regulatory requirements and new generation decisions are clarified. Expenditures to address emission reduction requirements through the year 2004 are expected to be between $10 million and $15 million.

Water. We possess permits for our generating units which authorize discharges from cooling water circulating systems and chemical treatment systems. These permits are renewed from time to time, as required by regulation. Additional capital expenditures associated with the renewal of the surface water discharge permits for our power plants may be required by the DEC. Until our monitoring obligations are completed and changes to the Environmental Protection Agency regulations under Section 316 of the Clean Water Act are promulgated, the need for and the cost of equipment upgrades cannot be determined.

On behalf of LIPA, we provide management and operations support for the LIPA-Connecticut Light and Power Company electric transmission cable system located under the Long Island Sound (the "Sound Cable"). The Connecticut Department of Environmental Protection and the DEC separately have issued Administrative Consent Orders ("ACOs") in connection with releases of insulating fluid from the Sound Cable. The ACOs require the submission of a series of reports and studies describing cable system condition, operation and repair practices, alternatives for cable improvements or replacement, and environmental impacts associated with prior leaks of fluid into the Long Island Sound. Compliance activities associated with the ACOs are ongoing and are recoverable from LIPA under the MSA.

In addition, we will be responsible for environmental obligations relating to the Ravenswood facility operations other than liabilities arising from pre-closing disposal of waste at off-site locations and any monetary fines arising from Consolidated Edison's pre-closing conduct.

Superfund Sites. Federal and New York State Superfund laws impose liability, regardless of fault, upon generators of hazardous substances for costs associated with remediating contaminated property. In the course of our business operations, we generate materials which are subject to these laws. From time to time, we have received notices under these laws concerning possible claims with respect to sites at which hazardous substances generated by KeySpan and other potentially responsible parties allegedly were disposed.

For further information concerning environmental matters and a discussion on our MGP sites, see Note 9 to the Consolidated Financial Statements, "Contractual Obligations and Contingencies - Environmental Matters."

Employee Matters

On December 31, 2000, KeySpan and its wholly owned subsidiaries had approximately 13,000 employees. Of that total, approximately 6,5602 employees in our regulated companies are covered under collective bargaining agreements. KeySpan has not experienced any work stoppage during the past five years and considers its relationship with employees, including those covered by collective bargaining agreements, to be good.

Executive Officers of the Company

Certain information regarding executive officers of KeySpan and certain of its subsidiaries is set forth below:

Robert B. Catell

Mr. Catell, age 64, has been a Director of KeySpan since its creation in May 1998. He was elected Chairman of the Board and Chief Executive Officer in July 1998. He served as its President and Chief Operating Officer from May 1998 through July 1998. Mr. Catell joined KEDNY in 1958 and became an officer in 1974. He was elected Vice President in 1977, Senior Vice President in 1981 and Executive Vice President in 1984. He was elected Chief Operating Officer in 1986 and President in 1990. Mr. Catell served as President and Chief Executive
Officer from 1991 to 1996, when he was elected Chairman and Chief Executive Officer. In 1997, Mr. Catell was elected Chairman, President and Chief Executive Officer of the KEDNY and its parent KSE.

Joseph A. Bodanza

Mr. Bodanza, age 53, was elected Senior Vice President and Chief Financial Officer of KEDNE in November 2000, upon the acquisition of Eastern and ENI. Mr. Bodanza previously served as Senior Vice President of Finance and Management Information Systems and Treasurer of Eastern's Gas Distribution Operations. Mr. Bodanza joined Boston Gas in 1972 and held a variety of positions in the financial and regulatory areas before becoming Treasurer in 1984. He was elected Vice President and Treasurer in 1988.

Lawrence S. Dryer

Mr. Dryer, age 41, was elected Vice President of Internal Audit for KeySpan in September 1998. Mr. Dryer had been with the LILCO since 1992 as Director of Internal Audit and was responsible for providing independent appraisals and recommendations to improve management controls and increase operational efficiency. Prior to joining LILCO, Mr. Dryer was an Audit Manager with Coopers & Lybrand.

Robert J. Fani

Mr. Fani, age 47, was elected Executive Vice President of Strategic Services in February 2000. Mr. Fani joined KEDNY in 1976, and held a variety of management positions in distribution, engineering, planning, marketing, and business development. He was elected Vice President in 1992. In 1997, Mr. Fani was promoted to Senior Vice President of Marketing and Sales for KEDNY. In 1998, he assumed the position of Senior Vice President of Marketing and Sales for the merged KeySpan/LILCO company. On September 1, 1999, he became Senior Vice President for Gas Operations until assuming his current position in February 2000.

William K. Feraudo

Mr. Feraudo, age 51, was elected Executive Vice President of the KeySpan Services Group in February 2000. KeySpan Services Group, is the group of non-regulated companies that engage in our energy services business and focus on gas and electric marketing, energy management, telecommunications and fuel procurement. Since its founding in 1996, the KeySpan Services Group has grown to more than 3,000 employees, serving customers in the Northeast. Mr. Feraudo began his career at KEDNY in 1971 and rose through a succession of positions in Information Systems, Engineering, Customer Operations, Sales, Marketing, and Product Development before being named Senior Vice President in 1994. He served as Senior Vice President of Energy Services for KeySpan prior to his promotion to Executive Vice President.

Ronald S. Jendras

Mr. Jendras, age 53, was named Vice President, Controller and Chief Accounting Officer of KeySpan in August 1998. He joined KEDNY in 1969 and held a variety of positions in the Accounting Department before being named budget director in 1973. In 1983, Mr. Jendras was promoted to manager of KED's Rate and Regulatory Affairs area, and in 1997, was named general manager of the Accounting Division.

Gerald Luterman

Mr Luterman, age 57, has served as Senior Vice President and Chief Financial Officer since July 1999. He formerly served as Chief Financial Officer of barnesandnoble.com and Senior Vice President and Chief Financial Officer of Arrow Electronics, Inc., a distributor of electronic components and computer products. Prior to that, from 1985 through 1996, he held executive positions with American Express, including Executive Vice President and Chief Financial Officer of the Consumer Card Division from 1991-1996.

David J. Manning

Mr. Manning, age 50, was elected Senior Vice President of KeySpan Corporate Affairs division in April 1999. Before joining KeySpan, Mr. Manning had been President of the Canadian Association of Petroleum Producers since 1995. From 1993 to 1995, he was Deputy Minister of Energy for the Province of Alberta, Canada, the source of approximately 14 percent of the natural gas supply serving United States markets. From 1988 to 1993, he was Senior International Trade Counsel for the Government of Alberta, based in New York City. Previously he was in the private practice of law in Canada.

Craig G. Matthews

Mr. Matthews, age 58, was elected as a Director and as Vice-Chairman effective March 2001. He serves as Chief Operating Officer of KeySpan and KEDNY since January 1999, and served as President of KeySpan until his recent promotion to Vice Chairman. Mr. Matthews joined KEDNY in 1965 and held various management positions in the corporate planning, financial, marketing, and engineering areas. He has been an officer since 1977. He was elected Vice President in 1981 and Senior Vice President in 1985. In 1991, Mr. Matthews was named Executive Vice President with responsibilities for KEDNY's financial, gas supply, information systems, and strategic planning functions, as well as KEDNY's energy-related investments. In 1996, Mr. Matthews was promoted to President and Chief Operating Officer. He also served as Executive Vice President and Chief Financial Officer of KeySpan from May 1998 through August 1999.

Chester R. Messer

Mr. Messer, age 59, was elected Executive Vice President in November 2000, upon the acquisition of Eastern and ENI. He also serves as President of each of the KEDNE companies. Mr. Messer joined Boston Gas Company as a management trainee in 1963 and rose through a succession of positions and was elected President in November 1988.

H. Neil Nichols

Mr. Nichols, age 63, was elected Senior Vice President of KeySpan's Corporate Development & asset Management division in March 1999. He also serves as President of KeySpan Energy Development Corporation (KEDC), a position to which he was elected in March 1998. KEDC is a wholly owned subsidiary of KeySpan responsible for our Energy Investments group that engages in energy-related investment project development efforts, both domestically and internationally. Since February 1999, Mr. Nichols also has responsibility for KeySpan Energy Trading Services, LLC, which provides fuel procurement management and energy trading services for KEDNY, KEDLI and LIPA. Mr. Nichols joined KeySpan in 1997 as a broad-based negotiator and business strategist with comprehensive finance and treasury experience in domestic and international markets. Prior to joining KeySpan, Mr. Nichols was an owner and president of Corrosion Interventions, Ltd. in Toronto, Canada. He also served as Chief Financial Officer and Executive Vice President with TransCanada.

Anthony Nozzolillo

Mr. Nozzolillo, age 52, was elected Executive Vice President of Electric Operations in February 2000. He previously served as Senior Vice President of KeySpan's Electric Business Unit from December 1998 to January 2000. He joined LILCO in 1972 and held various positions, including Manager of Financial Planning and Manager of Systems Planning. Mr. Nozzolillo served as LILCO's Treasurer from 1992 to 1994 and as Senior Vice President of Finance and Chief Financial Officer from 1994 to 1998. He served as Senior Vice President of Finance of KeySpan from May 1998 to December 1998. He also serves as a Director to the Long Island Museum of Science and Technology.

Wallace P. Parker Jr.

Mr. Parker, age 51, was elected Executive Vice President of Gas Operations in February 2000. He previously served as KeySpan's Senior Vice President of Human Resources from August 1998 to January 2000. He joined KEDNY in 1971 and served in a wide variety of management positions.

In 1987 he was named Assistant Vice President for marketing and advertising and was elected Vice President in 1990. In 1994 Mr. Parker was promoted to Senior Vice President of Human Resources.

Lenore F. Puleo

Ms. Puleo, age 47, was elected Executive Vice President of Shared Services in February 2000. She previously served as Senior Vice President of Customer Relations for KEDNY from May 1994 to May 1998, and for KeySpan from May 1998 to January 2000. She joined KEDNY in 1974 and worked in management positions in KEDNY 's Accounting, Treasury, Corporate Planning, and Human Resources areas. She was given responsibility for the Human Resources Department in 1987 and was named a Vice President in 1990. Ms. Puleo was promoted to Senior Vice President of KEDNY 's Customer Relations in 1994.

Richard A. Rapp, Jr.

Mr. Rapp, age 42, was elected Vice President and Deputy General Counsel in February 2000 and in June 2000, he assumed the additional responsibility of Secretary. He joined LILCO in 1984 and has held various positions in the Legal Departments of LILCO, and since 1998, KeySpan, including Assistant General Counsel. Mr. Rapp received a Bachelor of Science degree in Accounting from Boston College's Carroll School of Management's Honors Program, and he holds a Juris Doctor degree from Fordham University's School of Law.

Cheryl T. Smith

Ms. Smith, age 49, joined KeySpan in November 1998. She serves as Senior Vice President and Chief Information Officer of KeySpan's Information technology division. She came to KeySpan from Verizon (Bell Atlantic) where she served as Vice President of Strategic Systems and Corporate Systems from 1995 through 1998. Prior to Bell Atlantic, she worked at Honeywell Federated Systems Inc. as the Director of MIS for Honeywell Federal Systems, Inc. Ms. Smith brings to KeySpan more than 25 years of information systems technology experience.

Michael J. Taunton

Mr. Taunton, age 45, has been KeySpan's Vice President and Treasurer since June 2000. Prior to that time, he served as Vice President of Investor Relations since September 1998. He joined KEDNY in 1975 and has worked in various management positions in Marketing and Sales, Corporate Planning, Corporate Finance and Accounting. During the transition process of the KeySpan/LILCO merger, he co-managed the day-to-day operations of the merger. Before that, Mr. Taunton was General Manager of the Business Process Improvement teams that were organized to improve the organization's strategic focus.

Colin P. Watson

Mr. Watson, age 49, was named Senior Vice President of KeySpan's Strategic Marketing and E-Business division effective March 1, 2000. He previously served as Vice President of Strategic

Marketing from May 1998 until his promotion to Senior Vice President. Mr Watson joined KEDNY in 1997 as Vice President of Strategic Marketing. From 1973 to 1997, he held several positions at NYNEX, including Vice President and Managing Director of worldwide operations.

Elaine Weinstein

Ms. Weinstein, age 46, was named Senior Vice President of KeySpan's Human Resources division in November 2000. She previously served as Vice President of Staffing Organizational Development since September 1998. Prior to that time, Ms. Weinstein was General Manager of Employee Development since joining KeySpan in 1995. Prior to 1995, Ms. Weinstein was Vice President of Training and Organizational Development at Merrill Lynch.

Steven L. Zelkowitz

Mr. Zelkowitz, age 51, was elected Senior Vice President and General Counsel of KeySpan in February 2000. He joined KeySpan as Senior Vice President and Deputy General Counsel in October 1998. Before joining the Company, Mr. Zelkowitz practiced law with Cullen and Dykman in Brooklyn, New York and had been a partner since 1984. He served on the firm's Executive Committee and was head of its Corporate/Energy Department. Mr. Zelkowitz specialized in energy and utility law and represented investor-owned and municipal gas and electric utilities in New York, New Jersey and Vermont.

Item 2.  Properties

Information with respect to KeySpan's material properties used in the conduct of its business is set forth in, or incorporated by reference in, Item 1 hereof. Except where otherwise specified, all such properties are owned or, in the case of certain rights of way used in the conduct of its gas distribution business, held pursuant to municipal consents, easements or long-term leases, and in the case of oil and gas properties, held under long-term mineral leases. In addition to the information set forth therein with respect to properties utilized by each business segment, KeySpan owns or leases a variety of office space used for its administrative operations. In the case of leased office space, we anticipate no significant difficulty in leasing alternative space at reasonable rates in the event of the expiration, cancellation or termination of a lease relating to our leased properties.

Item 3.  Legal Proceedings

See Note 9 to the Consolidated Financial Statements, "Contractual Obligations and Contingencies - Legal Matters."

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders during the last quarter of the 12 months ended December 31, 2000.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

KeySpan's common stock is listed and traded on the New York Stock Exchange and the Pacific Stock Exchange under the symbol "KSE." As of March 1, 2001, there were approximately 88,640 registered record holders of KeySpan's common stock. The following table sets forth, for the quarters indicated, the high and low sales prices and dividends declared per share for the periods indicated:

2000                              High                 Low                Dividends Per Share
--------------------------  ---------------  ---------------------  -------------------------
First Quarter                   27.188               20.188                        $0.445
Second Quarter                  32.688               26.000                        $0.445
Fourth Quarter                  43.625               33.500                        $0.445


1999                              High                 Low                Dividends Per Share
-------------------------  ----------------  ---------------------  -------------------------
First Quarter                   31.313               25.125                        $0.445
Second Quarter                  27.690               24.250                        $0.445
Third Quarter                   31.060               26.380                        $0.445
Fourth Quarter                  29.690               22.630                        $0.445

Item 6.  Selected Financial Data

                                                                                 (In Thousands of Dollars, Except Per Share Amounts)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   Nine Months                         Twelve Months
                                          Year Ended          Year Ended            Ended              Year Ended          Ended
                                      December 31, 2000    December 31, 1999    December 31, 1998    March 31, 1998   March 31, 1997
------------------------------------------------------------------------------------------------------------------------------------
Income Summary
Revenues
Gas Distribution                       $  2,555,785       $    1,753,132      $    856,172    $          645,659     $     672,705
Electric Services                         1,444,711              861,582           408,305                     -                 -
Electric Distribution                             -                    -           330,011             2,478,435         2,464,957
Gas Exploration and Production              274,209              150,581            70,812                     -                 -
Energy Services and Other                   846,785              189,318            63,181                     -                 -
------------------------------------------------------------------------------------------------------------------------------------
Total revenues                            5,121,490            2,954,613         1,728,481             3,124,094         3,137,662
Operating expenses
Purchased gas                             1,408,621              744,432           331,690               299,469           308,400
Fuel and purchased power                    460,900               17,252            91,762               658,338           646,448
Operation and maintenance                 1,695,507            1,091,166           777,678               511,165           489,868
Depreciation, depletion and
    amortization                            335,106              253,440           254,859               183,129           276,615
Early retirement and
    severance charges                        65,175                    -            64,635                     -                 -
General taxes                               424,318              366,154           257,124               466,326           469,561
------------------------------------------------------------------------------------------------------------------------------------
Operating income                            731,863              482,169           (49,267)            1,005,667           946,770
Other income (deductions)                   (11,430)              46,555           (36,727)               (6,301)           22,191
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before interest
charges and  income taxes                   720,433              528,724           (85,994)              999,366           968,961
Interest charges                            203,350              133,751           140,733               404,473           435,219
Income taxes (credits)                      216,276              136,362           (59,794)              232,653           211,333
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                           300,807              258,611          (166,933)              362,240           322,409
Preferred stock dividends                    18,113               34,752            28,604                51,813            52,113
------------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) for common stock       $    282,694       $      223,859      $   (195,537)    $         310,427     $     270,296
------------------------------------------------------------------------------------------------------------------------------------
Financial Summary
Earnings (loss) per share ($)                  2.10                 1.62             (1.34)                 2.56              2.24
Cash dividends declared per share ($)          1.78                 1.78              1.19                  1.78              1.78
Book value per share, year-end ($)            20.65                20.26             20.90                 21.88             21.07
Market value per share, year-end ($)          42.38                23.19             31.00                 31.50             24.00
Shareholders                                 86,900               90,500           103,239                78,314            77,691
Capital expenditures ($)                    925,257              725,670           676,563               297,230           294,943
Total assets ($)                         11,550,121            6,730,691         6,895,102            11,900,725        11,849,574
Common equity ($)                         2,815,816            2,712,325         3,022,908             2,662,447         2,549,049
Redeemable preferred stock ($)                    -              363,000                 -               562,600           638,500
Preferred stock ($)                          84,205               84,339           447,973                     -            63,598
Long term debt ($)                        4,274,938            1,682,702         1,619,067             4,381,949         4,457,047
Total capitalization ($)                  7,174,959            4,479,366         5,089,948             7,606,996         7,708,194
------------------------------------------------------------------------------------------------------------------------------------
Utility Operating Statistics
Firm gas and transportation
      sales (MDTH)                          306,509              275,771            87,179                58,304            60,276
Other sales (MDTH)                           91,406               54,661            38,088                21,025            19,838
Total active gas meters                   2,483,730            1,628,497         1,610,202               464,563           458,910
Gas heating customers                     1,260,000              677,000           665,000               295,000           289,000
------------------------------------------------------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

KeySpan Corporation (referred to in this Management's Discussion and Analysis of Financial Condition and Results of Operations as "KeySpan", "we", "us", and "our") is a registered holding company under the Public Utility Holding Company Act of 1935, as amended. We operate six utilities that distribute natural gas to approximately 2.4 million customers in New York City, Long Island, Massachusetts and New Hampshire making us the fifth largest gas distribution company in the United States and the largest in the Northeast. We also own and operate generating plants in Nassau and Suffolk Counties on Long Island and in Queens County in New York City. Under contractual arrangements, we provide power, electric transmission and distribution services, billing and other customer services for approximately one million electric customers of the Long Island Power Authority ("LIPA"). Our other subsidiaries are involved in gas and oil exploration and production; gas storage; wholesale and retail gas and electric marketing; appliance service; heating, ventilation and air conditioning installation and services; large energy-system ownership, installation and management; engineering services; fiber optic services; energy-related internet activities; fuel cells; marine transportation, including the barge hauling of fuel and other cargo; and providing meter reading equipment and services to municipal utilities. We also invest in, and participate in the development of, pipelines and other energy-related projects, domestically and internationally. (See Note 2 to the Consolidated Financial Statements, "Business Segments" for additional information on each operating segment.)

KeySpan was formed on May 28, 1998 in connection with a transaction between Long Island Lighting Company ("LILCO") and LIPA (the "LIPA Transaction") and immediately prior to the acquisition (the "KeySpan Acquisition") of KeySpan Energy Corporation ("KSE") and its subsidiaries (collectively, the "KSE-acquired companies"). (See Note 15 to the Consolidated Financial Statements, "Sale of LILCO Assets, Acquisition of KeySpan Energy Corporation and Transfer of Assets and Liabilities to KeySpan" for additional information.)

Further, on November 8, 2000, KeySpan acquired all of the common stock of Eastern Enterprises ("Eastern") and EnergyNorth, Inc. ("ENI"). The transactions were accounted for as a purchase, with KeySpan being the acquiring company. Eastern is a Massachusetts business trust that owns primarily Boston Gas Company, Colonial Gas Company, Essex Gas Company and Midland Enterprises, Inc. ENI is a holding company that owns primarily EnergyNorth Natural Gas, a provider of gas distribution services to customers in New Hampshire. In the aggregate, our newly acquired subsidiaries provide natural gas distribution service to approximately 800,000 customers in Massachusetts and New Hampshire. (See Note 12 to the Consolidated Financial Statements, "Eastern/EnergyNorth Acquisition" for further details.)

Current period consolidated results of operations reflect the results of operations for Eastern and ENI for the period November 8, 2000 through December 31, 2000. As required under purchase accounting, reported results of operations for all periods prior to November 8, 2000 do not reflect the operating results of Eastern and ENI.

In 1998, KeySpan changed its fiscal year end from March 31 to December 31. Therefore, results of operations for the period ended December 31, 1998 reflect the nine month transition period April 1, 1998 to December 31, 1998 (the "Transition Period"). The Transition Period consists of the following: (i) the period April 1, 1998 through May 28, 1998, which reflects the results of LILCO only prior to the LIPA Transaction and KeySpan Acquisition; and (ii) the period May 29, 1998 through December 31, 1998, which represents fully consolidated results, including the KSE-acquired companies, i.e. The Brooklyn Union Gas Company d/b/a KeySpan Energy Delivery New York ("KEDNY") and subsidiaries comprising the Gas Exploration and Production, Energy Services and Energy Investment segments. As required under purchase accounting, the results of operations for all periods prior to May 29, 1998 reflect results of LILCO only, and do not include results of KSE, since for accounting purposes, LILCO acquired KSE as of May 29, 1998.

Due to the change in the composition of our operations and the change in our fiscal year, both occurring in 1998, results of operations for the Transition Period are not comparable to the results of operations for the years ended December 31, 2000 and December 31, 1999. Also, since the Transition Period reflects results for the period April 1, 1998 through December 31, 1998, earnings from gas heating-season operations are not reflected in Transition Period results. Approximately 80% of our gas distribution-related earnings, or approximately 40% of our consolidated earnings, are realized during the months of January through March, due to the large percentage of gas heating sales to total gas sales.

Since the Transition Period is not comparable to the years ended December 31, 2000 and December 31, 1999, we have provided operating results for the full twelve months ended December 31, 1998 in our discussions of operating results for each business segment. The intent of this additional disclosure is to provide a better explanation of the variations in operating results between comparable twelve month periods for our on-going business activities. (See "Segment Review of Operations - Combined Company Comparison.")

The commentary that follows should be read in conjunction with the Notes to the Consolidated Financial Statements.

Consolidated Review of Results
------------------------------

Earnings Summary

Consolidated income (loss) available for common stock by reporting segment is set forth in the following table for the periods indicated:



                                                                                                         (In Thousands of Dollars)
----------------------------------------------------------------------------------------------------------------------------------
                                      Year Ended December 31, 2000                       April 1, 1998 through December 31, 1998
                       ---------------------------------------------                 ---------------------------------------------
                       Before Early
                        Retirement         Early        After Early
                            and         Retirement     Retirement and   Year Ended     Before Early       Early       After Early
                         Severance     and Severance     Severance     December 31,     Retirement     Retirement      Retirement
                          Charges         Charges         Charges          1999           Charge         Charge          Charge
--------------------- --------------- --------------- ------------------------------- --------------- ------------- ----------------
Gas Distribution      $    187,342    $     27,164    $     160,178   $    151,217    $      8,582    $    8,724    $        (142)
Electric Services          122,188             191          121,997         77,099          57,119        13,525           43,594
Gas Exploration
    and Production          58,211               -           58,211         15,772           2,218             -            2,218
Energy Services             40,946               -           40,946         (2,528)         (3,212)            -           (3,212)
Energy Investments          13,929               -           13,929          8,543          (4,186)            -           (4,186)
Other                      (98,850)         13,717         (112,567)       (26,244)        (52,036)       19,763          (71,799)
-----------------------------------------------------------------------------------------------------------------------------------
Consolidated          $    323,766    $     41,072    $     282,694   $    223,859   $       8,485   $    42,012    $     (33,527)
Special Charges                                                                                                          (162,010)
-----------------------------------------------------------------------------------------------------------------------------------
Consolidated                                                                                                        $    (195,537)
--------------------- --------------- --------------- ------------------------------- --------------- ------------- ----------------

Consolidated earnings for 2000 were $2.10 per share compared to $1.62 per share in 1999. Consolidated results for 2000 reflect a charge of $41.1 million after-tax, or $0.31 per share, associated with early retirement and severance programs that were implemented upon the successful completion of the Eastern and ENI acquisitions. Excluding these charges, consolidated earnings for 2000 were $2.41 per share. Our average common shares outstanding were approximately three percent lower for the year ended December 31, 2000 compared to the year ended December 31, 1999 due to a stock repurchase program in 1999. The lower shares outstanding had a favorable affect on earnings per share of approximately $0.06.

Consolidated results for the Transition Period reflect a loss of $1.34 per share. During the Transition Period, we: (i) incurred a charge of $42.0 million after-tax, or $0.29 per share, associated with implementing an early retirement program; (ii) incurred substantial non-recurring charges associated with the LIPA Transaction of $107.9 million after-tax, or $0.74 per share, principally reflecting taxes associated with the sale of assets to KeySpan by LIPA and the write- off of certain regulatory assets that were no longer recoverable under various LIPA agreements; and (iii) recorded an after-tax non-cash impairment charge of $54.1 million, or $0.37 per share, representing our share of the impairment charge recorded by our gas exploration and production subsidiary, The Houston Exploration Company ("Houston Exploration") to recognize the effect of lower wellhead prices on its valuation of proved gas reserves. (See Note 16 to the Consolidated Financial Statements, "Costs Related to the LIPA Transaction and Special Charges" for further details of these charges.) Excluding these early retirement and special charges, earnings for the Transition Period were $8.5 million, or $0.06 per share.

The increase in earnings for 2000 over 1999, and for 1999 over the Transition Period resulted from solid performance across all of our business segments. Further, as has been previously noted, earnings for the Transition Period include only seven months of results of operations for the KSE- acquired companies and do not reflect heating season operations (months of January through March) when approximately 80% of our gas related earnings are realized.

The increase in earnings from the Gas Distribution segment for 2000, compared to last year reflects revenue benefits from continued gas sales growth, favorable gas prices compared to oil prices for most of the year and earnings from our newly acquired gas distribution companies. Since the date of acquisition, the combined gas distribution operations of Eastern and ENI added $22.3 million to consolidated earnings. The increase in Gas Distribution earnings in 1999 compared to the Transition Period reflects, primarily the addition of KEDNY for a full twelve month period and earnings generated for an entire heating season. Earnings growth in both 2000 and 1999 associated with our Electric Service segment reflects primarily the operations associated with our investment in the 2,200 megawatt Ravenswood electric generation facility, ("Ravenswood facility") located in Queens, New York. The Ravenswood facility was acquired in June 1999 and therefore, earnings for 2000 reflect a full year of operations, while 1999 reflects less than seven full months of operations. Earnings from our Energy Services segment in 2000 were derived largely from inter-company fuel procurement and energy management services provided to the Ravenswood facility, as well as earnings from our recently acquired companies that provide energy-related services.

Consolidated earnings for 2000 compared to 1999 were further enhanced through improved performance from our Gas Exploration and Production segment and Energy Investments segment. Gas exploration and production operations benefitted from significantly higher realized gas prices and increased production volumes in 2000. In addition, on March 31, 2000 we increased our ownership in Houston Exploration from 64% to 70%. Results of operations in 1999 reflect gas exploration and production operations for a full twelve months compared to seven months for the Transition Period, as well as the benefit from the combined effect of increases in both gas production volumes and gas prices. Energy Investments reflect the continued development and integration of companies acquired over the past few years.

The Other segment reflects preferred stock dividends, general expenses incurred by our corporate and administrative areas that have not been allocated to our various business segments, and interest income earned on temporary cash investments. The significant increase in the loss incurred by the Other segment in 2000 compared to 1999 reflects the following: (i) additional contributions to the KeySpan Foundation, a not-for-profit philanthropic foundation that makes donations to local charitable community organizations; (ii) charges related to certain rate settlement issues; (iii) losses incurred with our investment in certain technology-related activities; (iv) branding expenses and other charges related to the integration of the Eastern and ENI companies into KeySpan operations; (v) an increase in interest expense associated with higher levels of commercial paper outstanding; and (vi) lower interest income on temporary cash investments. The Other segment showed a smaller loss in 1999 compared to the Transition Period. Transition Period results reflected a donation to establish the KeySpan Foundation and a charge to write-off a customer-billing system that was in development.

Revenues

Consolidated revenues are derived primarily from our two core operating segments
- Gas Distribution and Electric Services. In 2000, these two core segments accounted for approximately 78% of consolidated revenues. For 2000 consolidated revenues were $5.1 billion, compared to $3.0 billion for 1999, an increase of $2.1 billion or 73%. The increase was due primarily to: (i) an increase in revenues from the Ravenswood facility of $534.8 million; (ii) an increase in Gas Distribution revenues of $802.7 million; and (iii) an increase of $585.3 million from the Energy Services segment.

Revenues from the Ravenswood facility benefitted from the sale of energy, capacity and ancillary services to the New York Independent System Operator ("NYISO") at competitive market prices. Prior to the start of the NYISO on November 19 1999, all of the energy and capacity from the Ravenswood facility was sold to Consolidated Edison Company of New York, Inc. ("Consolidated Edison") on a cost recovery and fixed fee basis. Further, revenues for 2000 reflect a full year of operations. Revenues from the Gas Distribution segment benefitted from continued gas sales growth, favorable gas prices as compared to oil prices for most of 2000 and the acquisition of Eastern's and ENI's gas distribution operations. Revenues from the Gas Distribution segment also include recovery of gas costs, which have been significantly higher in 2000 compared to 1999. The increase in revenues from the Energy Services segment resulted from recent acquisitions of companies providing various energy-related services throughout the New York City metropolitan area, Rhode Island and Pennsylvania, and sales growth related to our gas and electric marketing subsidiary.

The increase in consolidated revenues of $1.2 billion, or 71%, in 1999, compared to the Transition Period, reflects primarily revenues from gas heating sales. For the months of January 1999 through March 1999, gas distribution revenues were $718.3 million. The Transition Period, which reflects the period April 1, 1998 through December 31, 1998, does not include revenues from heating season operations for the months of January through March. Further, revenues in 1999 reflect a full twelve month period for all segments, whereas the Transition Period reflects revenues for only seven months from the KSE- acquired companies. Revenues in 1999 also include $150.8 million of revenues from the Ravenswood facility and were further enhanced through the acquisition of companies in the Energy Services segment.

Operating Expenses

Consolidated operating expenses were $4.4 billion in 2000, compared to $2.5 billion last year, an increase of $1.9 billion, or 78%. The increase in operating expenses was primarily the result of higher gas and purchased fuel costs, and higher operations and maintenance expenses. Consolidated operating expenses were $1.8 billion during the Transition Period. The increase in operating expenses in 1999 compared to the Transition Period of $694.7 million, or 39%, is due, in part, to the increased reporting time frame and to an increase of $248.9 million in operations and maintenance expense reflecting, primarily the addition of the KSE-acquired companies for a full twelve month period.

Purchased Gas for Resale

The increase in gas costs for 2000 compared to last year resulted from gas sales growth associated with our two New York gas distribution subsidiaries and our gas and electric marketing subsidiary, significantly higher gas prices, and the addition of the Eastern and ENI gas distribution operations which added $180.6 million to gas costs in 2000. The increase in gas costs for 1999 compared to the Transition Period is due to changes in gas quantities and prices, and the differences in the reporting periods presented. Fluctuations in utility gas costs have little or no impact on operating results as the current gas rate structure of each of our gas distribution utilities includes a gas adjustment clause, pursuant to which variations between actual gas costs incurred and gas cost recoveries are deferred and refunded to or collected from customers in a subsequent period. Fluctuations in gas costs, however, can affect earnings of our gas and electric marketing subsidiary. To mitigate this potential volatility, this subsidiary employs derivative financial instruments to hedge a portion of the risk associated with future gas cost prices. (See Note 10 to the Consolidated Financial Statements "Hedging, Derivative Financial Instruments, and Fair Values".)

Fuel and Purchased Power

Fuel and purchased power expense in 2000 was $460.9 million and reflects expenses associated with the operation of the Ravenswood facility, as well as expenses associated with our gas and electric marketing subsidiary which has been making retail electric sales to residential, small commercial, and industrial customers since January 2000. Fuel expense for the operation of the Ravenswood facility was $315.1 million in 2000. Fuel and purchased power expense for 1999 was $17.3 million and reflects expenses associated with the operation of the Ravenswood facility only. In 1999, the prior owner of the Ravenswood facility, Consolidated Edison, owned and supplied the fuel necessary to operate the Ravenswood facility from June 19, 1999 until the start of the NYISO's operations on November 19, 1999. Further, during this time, all of the energy generated by the Ravenswood facility was supplied to Consolidated Edison.

Electric fuel expense was $91.8 million during the Transition Period. In accordance with the energy management agreement ("EMA") between KeySpan and LIPA, LIPA is responsible for paying directly the costs of fuel, as well as purchased power to satisfy the energy needs of LIPA's customers. As a result, since May 29, 1998, we no longer incur any electric fuel expense for Long Island generation.

Operations and Maintenance

Operations and maintenance expense increased by $669.5 million or 61%, in 2000 compared to last year, primarily as a result of: (i) recent acquisitions of companies providing various energy- related services which increased operating expenses in 2000 by 32%; (ii) the operations of the Ravenswood facility for a full twelve months which increased operating expenses in 2000 by 13%; and (iii) the recent acquisition of Eastern and ENI which added $89.9 million to operations and maintenance expense in 2000. Further, we incurred a $65.2 million charge in 2000 for early retirement and severance programs.

Operations and maintenance expense increased by $248.9 million or 30%, in 1999 compared to the Transition Period. The increase was due primarily to the addition of the KSE-acquired companies for a full twelve month period and the increased reporting time frame generally. Operations and maintenance expense for the KSE-acquired companies was $483.6 million for 1999 and $284.1 million for the Transition Period. Further, the increase in comparative operations and maintenance expense in 1999 was due, in part, to the operations of the Ravenswood facility, which added $61.3 million to expense. Operations and maintenance expense for the Transition Period included $63.8 million of costs associated with the write-off of a customer billing system that was in development and a charge of $64.6 million associated with an early retirement program.

Other Operating Expenses

Depreciation, depletion and amortization expense reflects primarily gas utility property and electric generation property additions, as well as depletion expense associated with our gas exploration and production activities. Property additions and gas production activities have increased in 2000 compared to 1999, resulting in higher depreciation, depletion and amortization expense.

Depreciation, depletion and amortization expense also reflects goodwill amortization which increased in 2000 compared to 1999 primarily due to the amortization of goodwill associated with the acquisitions of Eastern and ENI. The goodwill associated with these acquisitions amounted to $1.5 billion and the amortization for the period November 8, 2000 through December 31, 2000 was approximately $6.5 million. (See Note 1 to the Consolidated Financial Statements "Summary of Significant Accounting Policies" for a description of goodwill.)

The decrease in depreciation, depletion and amortization expense in 1999 compared to the Transition Period is due primarily to the fact that Houston Exploration recorded an impairment charge of $130 million in December 1998 to reduce the value of its proved gas reserves in accordance with the asset ceiling test limitations of the Securities and Exchange Commission ("SEC") applicable to gas exploration and development operations accounted for under the full cost method. Excluding this impairment charge, depreciation expense increased in 1999 due to property additions, the addition of the KSE-acquired companies for a full twelve month period and the increased reporting period generally.

Operating taxes principally include state and local taxes on utility revenues and property. The applicable property base and tax rates generally have increased in all periods. Further, the increase in operating taxes in 2000 compared to 1999 is also due to a full twelve months of operations of the Ravenswood facility and the addition of Eastern and ENI. Operating taxes for the Ravenswood facility in 2000 were $46.6 million compared to $19.6 million in 1999. Eastern and ENI added $8.6 million to operating taxes in 2000.

The increase in operating taxes in 1999, compared to the Transition Period, reflects the addition of the KSE- acquired companies for a full twelve month period, and operating taxes associated with the Ravenswood facility. Operating taxes associated with the KSE-acquired companies were $140.8 million in 1999 and $69.8 million during the Transition Period.

Other Income and Deductions

Other income includes equity income from subsidiaries comprising the Energy Investments segment, primarily our investments in Canada. In addition, other income includes interest income from temporary cash investments, certain non-operating expenses and the effect on net income from the minority interest associated primarily with Houston Exploration. In October 2000, we increased our investment in Gulf Midstream Services Partnership ("Gulf Midstream"), located in Alberta Canada, from 50% to 100% and renamed these operations "KeySpan Canada." As a result, since October 2000 the results of operations of KeySpan Canada have been reported on a consolidated basis and are no longer reported in equity income.

The decrease in other income in 2000 compared to 1999 reflects primarily an increase in non- operating charges and lower interest income. During 2000 we made a $10 million donation to the KeySpan Foundation and recorded an impairment charge of $15.5 million on our equity investment in certain technology-related activities. Interest income has been decreasing as we have utilized our cash during the past two years to make acquisitions, repurchase shares of our common stock, and retire maturing debt.

Other income and deductions in 1999 reflects twelve months of results for our Canadian investments compared to seven months of results for the Transition Period. Further, our 50% interest in Gulf Midstream was acquired in December 1998 and, therefore, there are no equity earnings associated with Gulf Midstream for the Transition Period. We recognized equity earnings of $12.9 million for 1999 from our Canadian investments, including $5.8 million from Gulf Midstream. Interest income decreased in 1999, compared to the Transition Period, as we utilized our cash to make acquisitions, repurchase shares of our common stock, and retire maturing debt. Other income and deductions for the Transition Period reflects non-recurring charges associated with the LIPA Transaction of $107.9 million after-tax and a $20 million charge for the funding of the KeySpan Foundation. (See Note 16 to the Consolidated Financial Statements, "Costs Related to the LIPA Transaction and Special Charges.")

Interest Expense

Interest expense was $203.4 million, or 52% higher in 2000, compared to last year reflecting higher levels of debt outstanding, primarily related to: (i) $1.65 billion of long-term debt and $308.6 million of commercial paper issued to finance the acquisitions of Eastern and ENI; (ii) $400 million of medium term notes issued in February 2000; (iii) debt associated with our Canadian investments; as well as (iv) higher commercial paper borrowings to satisfy our seasonal working capital needs. Interest expense relating to the acquisition financing of Eastern and ENI amounted to approximately $17.5 million in 2000. (See Note 7 to the Consolidated Financial Statements "Long-Term Debt.")

The decrease in interest expense in 1999 compared to the Transition Period primarily reflects the then reduced level of outstanding debt resulting from the LIPA Transaction. Upon consummation of the LIPA Transaction, LIPA assumed substantially all of the outstanding debt of LILCO. KeySpan, in return, issued promissory notes to LIPA for its continuing obligation to pay principal and interest on certain series of bonds that were assumed by LIPA. Outstanding debt at December 31, 1999 was $1.7 billion, compared to $4.5 billion (LILCO only) prior to the LIPA Transaction. In addition, interest expense in 1999 also reflects the repayment of $397 million of promissory notes due LIPA that matured in June 1999. The reduction in interest expense in 1999 from the lower levels of debt outstanding was offset, in part, by the interest expense from the KSE-acquired companies for the full twelve months.

Income Taxes

Income tax expense generally reflects the higher level of pre-tax income in 2000 compared to last year. Further, during the last quarter of 2000, the basis for computing certain local income taxes was changed which also contributed to the increase in income tax expense in 2000.

Income tax expense for 1999 reflects an adjustment to deferred tax expense and current tax expense for the utilization of previously deferred net operating loss carryforwards recorded in 1998. In 1998, we recorded, as a deferred tax asset, a benefit of $71.1 million for net operating loss carryforwards. We estimated that $57.4 million of the benefits from the net operating loss carryforwards from 1998 would be realized in our consolidated 1999 federal and state income tax returns and, accordingly, we applied the net operating loss benefits in our 1999 federal and state tax provisions. Pre-tax income and the related deferred income tax expense for the Transition Period were significantly affected by charges related to the LIPA Transaction, the write-off of a customer billing system, charges related to the early retirement program, and the impairment charge associated with the write-down of proved gas reserves. (See
Note 3 to the Consolidated Financial Statements, "Income Tax.")

Consolidated Outlook for 2001

Results of operations for 2000 reflect strong results from our core  investments
- gas distribution, electric services and energy services. Our marketing efforts have added approximately 21,000 new gas heating customers in our New York and Long Island service territories in 2000, as well as contributing to our gas sales growth of approximately 5%, after normalizing for weather variations. Our June 1999 acquisition of the Ravenswood facility provided us with significant earnings enhancement. Further, our energy services operations posted positive earnings results in 2000 due to the successful integration of companies purchased during the past two years. These operations are expected to form the basis for additional enhancements to consolidated earnings in future years. Moreover, our non-core assets, specifically our gas and oil exploration and production operations, posted impressive results for 2000.

For 2001, we anticipate that consolidated earnings will grow approximately 10% over the level we achieved in 2000, and we forecast earnings in the range of $2.60 to $2.65 per share. We believe this growth will come primarily from our energy services operations as we continue the successful integration of companies acquired during the past few years. We also anticipate significant earnings growth from our gas and oil exploration and production activities resulting from the anticipated high price for natural gas during 2001, augmented by our current hedging strategies. Further, we have completed our resource allocation process for 2001 and are encouraged that we will achieve the synergy savings projected to result from the Eastern and ENI acquisitions.

The Financial Accounting Standards Board ("FASB") recently issued a revision to its Exposure Draft ("ED") on "Business Combinations and Intangible Assets". In the new ED, the FASB concluded that the amortization of goodwill will no longer be required. Instead, companies will need to perform yearly impairment tests on the recorded amount of goodwill and determine whether an impairment charge is necessary. We believe the FASB will finalize its deliberations on goodwill amortization in the third or fourth quarter of 2001, but are unable to predict the ultimate outcome of its deliberations. If we are required to discontinue the amortization of goodwill we may realize higher earnings in 2001, compared to our current earnings projections, although such enhancement to earnings will not affect cash flow.

As a result of the acquisition of Eastern and ENI, we are now subject to the jurisdiction of the SEC under the Public Utility Holding Company Act of 1935, as amended ("PUHCA"). The rules and regulations under PUHCA generally limit the operations of a registered holding company to a single integrated public utility system, and non-utility businesses that are reasonably incidental, or economically necessary or appropriate to the system's utility business. In addition, as part of the regulatory provisions of PUHCA, the SEC can regulate certain transactions among affiliates within a holding company system. In accordance with the regulations of PUHCA, we have established service companies that provide: (i) traditional corporate and administrative services; (ii) gas and electric transmission and distribution systems planning, marketing, and gas supply planning and procurement; and (iii) engineering and surveying services to subsidiaries. Revised methodologies approved by the SEC will be used to allocate service company costs to affiliates and may result in more or less costs being charged to the affiliates than in previous years. However, it is anticipated that the consolidated results will not be impacted by the allocations. (See Regulation and Rate Matters, "Securities and Exchange Commission Regulation" for additional details on PUHCA regulations.)

Finally, we adopted Statement of Financial Accounting Standards ("SFAS") No.133 "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. Currently all of our derivative instruments expire prior to the end of 2001 and therefore we do not expect SFAS No. 133 to have a material effect on our net income for the year ended December 31, 2001. However, SFAS No. 133 may have a significant effect on other comprehensive income because of fluctuations in the market value of the derivatives we employ. Further, depending on the quarterly measurement of hedging effectiveness, SFAS No.133 may have a material effect on our reported quarterly earnings, (See Note 10, "Hedging, Derivative Financial Instruments, and Fair Values" for additional information.)

Segment Review of Operations
----------------------------

The segment review that follows reflects the operations of our newly acquired companies, Eastern and ENI, for the period November 8, 2000 through December 31, 2000 and excludes after-tax charges of $41.1 million recorded in 2000 associated with our early retirement and severance programs. Also, as previously mentioned, due to the change in the structure of our business as a result of the LIPA Transaction and the requirements of purchase accounting applicable to the KeySpan Acquisition, results of operations for the Transition Period are not comparable to the results of operations for 2000 and 1999. Therefore, for comparative purposes, we have combined the results of operations, excluding non-recurring and special charges, of KSE and LILCO for the entire twelve month period ended December 31, 1998. This combined presentation is intended to reflect our results as if the KeySpan Acquisition occurred on January 1, 1998. This "combined company basis" format will also be used to explain variations in operating results, for each business segment, between the twelve months ended December 31, 1999 and 1998.

Consolidated income (loss) available for common stock, excluding early retirement and severance charges recorded in 2000 and early retirement and special charges incurred in 1998, by reporting segment is set forth in the following table for the periods indicated:

                                                                                             (In Thousands of Dollars)
---------------------------------------------------------------------------------------------------------------------------------

                                                 Year Ended                Year Ended               "Combined Company"
                                                December 31,              December 31,              Twelve Months Ended
                                                    2000                      1999                   December 31, 1998
------------------------------------------ ----------------------  -------------------------- -----------------------------------
Income (Loss ) Available for
Common Stock:
Gas Distribution                           $        187,342        $           151,217       $              133,685
Electric Services                                   122,188                     77,099                      120,568*
Gas Exploration and Production                       58,211                     15,772                        8,995
Energy Services                                      40,946                     (2,528)                      (8,623)
Energy Investments                                   13,929                      8,543                       (6,098)
Other                                               (98,850)                   (26,244)                     (53,221)
---------------------------------------------------------------------------------------------------------------------------------
                                           $        323,766        $           223,859       $              195,306
------------------------------------------ ----------------------  -------------------------- -----------------------------------

   * Reflects results of operations under the LIPA service agreements for the period May 29, 1998 through December 31, 1998 and electric operations of the former LILCO for the period January 1, 1998 through May 28, 1998.

Gas Distribution

With the exception of a small portion of Queens County, our gas distribution subsidiaries are the only providers of gas distribution services in the New York City counties of Kings, Richmond and Queens and the Long Island counties of Nassau and Suffolk. KEDNY provides gas distribution services to customers in the New York City boroughs of Brooklyn, Queens and Staten Island, and KeySpan Gas East Corporation d/b/a KeySpan Energy Delivery Long Island ("KEDLI") provides gas distribution services to customers in the Long Island counties of Nassau and Suffolk and the Rockaway Peninsula of Queens County. Our newly acquired gas distribution subsidiaries, Boston Gas Company, Colonial Gas Company, Essex Gas Company, and EnergyNorth Natural Gas, each doing business under the name KeySpan Energy Delivery New England ("KEDNE"), provide gas distribution services to customers in Massachusetts and New Hampshire.

The table below highlights certain significant financial data and operating statistics for the Gas Distribution segment for the periods indicated.

                                                                                                       (In Thousands of Dollars)
-----------------------------------------------------------------------------------------------------------------------------------

                                                         Year Ended                  Year Ended                 "Combined Company"
                                                        December 31,                December 31,               Twelve Months Ended
                                                            2000                        1999                    December 31, 1998
-----------------------------------------------------------------------------------------------------------------------------------
Revenues                                          $       2,555,785       $           1,753,132       $                 1,766,949
Cost of gas                                               1,303,514                     702,044                           702,669
Revenue taxes                                               117,811                     108,488                           109,194
-----------------------------------------------------------------------------------------------------------------------------------
Net Revenues                                              1,134,460                     942,600                           955,086
-----------------------------------------------------------------------------------------------------------------------------------
Operating expenses
  Operations and maintenance                                458,082                     415,888                           464,296
  Depreciation and amortization                             143,335                     102,997                            91,438
  Operating taxes                                           131,854                     115,305                           106,891
-----------------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                    733,271                     634,190                           662,625
-----------------------------------------------------------------------------------------------------------------------------------
Operating Income                                  $         401,189       $             308,410       $                   292,461
-----------------------------------------------------------------------------------------------------------------------------------
Earnings for Common Stock                         $         187,342       $             151,217       $                   133,685
-----------------------------------------------------------------------------------------------------------------------------------
Firm gas sales (MDTH)                                       216,000                     172,019                           165,331
Firm transportation (MDTH)                                   40,655                      21,249                            13,974
Transportation -
   Electric Generation (MDTH)                                49,854                      82,503                            40,614
Other sales (MDTH)                                           91,406                      54,661                            65,482
Degree days                                                   4,902                       4,296                             3,940
(Colder) Warmer than normal                                  (2.1%)                       10.0%                             17.5%
Heating customers (000)                                       1,260                         677                               665
-----------------------------------------------------------------------------------------------------------------------------------

      An MDTH is 10,000 therms (British Thermal Units) and reflects the heating content of approximately one million cubic feet of gas. A therm reflects the heating content of approximately 100 cubic feet of gas. One billion cubic feet (BCF) of gas equals approximately 1,000 MDTH.

Net Revenues

Net gas revenues (revenues less the cost of gas and associated revenue taxes) increased by $191.9 million or 20% in 2000 compared to 1999, due to the addition of the gas distribution operations of Eastern and ENI which contributed $126.6 million to net revenues, continued gas sales growth and favorable gas prices compared to oil prices during most of the year.

Net gas revenues decreased in 1999 compared to 1998 by $12.5 million, or 1.3%, due primarily to rate reductions associated with the KeySpan Acquisition. KEDNY reduced rates to its core customers by $23.9 million on an annual basis effective May 29, 1998 and KEDLI reduced its rates to core customers by $12.2 million annually effective February 5, 1998 and by an additional $6.3 million annually effective May 29, 1998. For the year ended December 31, 1999, rate reductions affected revenues by approximately $19.2 million compared to 1998.

Firm net gas revenues grew approximately $154.2 million in 2000, over 1999. The gas distribution operations of Eastern and ENI added $126.6 million to net firm revenues, while our New York based gas distribution operations added $27.6 million to firm net revenues through the addition of new gas customers and oil to gas conversions, primarily in the Long Island market, as well as from the benefits of colder weather. Long Island has a low natural gas saturation rate for space heating use and significant gas sales growth opportunities are believed to be available. We estimate that on Long Island less than 40% of the residential and multi- family markets, and approximately 55% of the commercial market currently use natural gas for space heating. Further, we believe significant gas sales growth opportunities exist in the New England market due to the relatively low penetration of customers using gas for space heating use. We estimate that in our New England service territories less than 50% of the residential and multi-family markets, and approximately 30% of the commercial market currently use natural gas for space heating. In both our Long Island and New England service areas, we will continue to seek growth through the expansion of our gas distribution system, as well as through the conversion of residential homes from oil-to-gas for space heating purposes and the pursuit of opportunities to grow multi-family, industrial and commercial markets. Firm net gas revenues grew approximately $14 million in 1999 over 1998 due to the addition of new gas customers and oil to gas conversions, primarily on Long Island, as well as from the benefits of colder weather.

In the large volume heating markets and other interruptible (non-firm) markets, which include large apartment houses, government buildings and schools, gas service is provided under rates that are set to compete with prices of alternative fuel, including No. 2 and No. 6 grade heating oil. While the price of both heating grade fuel oil and natural gas increased significantly in 2000, gas generally sold at a slight discount to heating oil during the year. We increased sales in these markets by $21.9 million in 2000 compared to last year, through aggressive unit pricing and the addition of two large commercial and industrial customers. The majority of interruptible profits earned by Eastern and ENI are refunded to firm customers. During 1999, gas generally sold at a premium to heating oil. Nevertheless, we increased sales in this market in 1999 compared to 1998, by approximately $6 million, through aggressive unit pricing and the addition of new customers.

Net revenues in 2000 were also favorably affected by recovery of previously deferred property taxes. Contributing to the reduction in comparative net revenues in 1999 compared to 1998 was a decrease in certain regulatory incentives, and since April 1998 net revenues no longer reflect revenues derived by KEDNY from certain appliance and repair services which were "spun-off" to a subsidiary in the Energy Services segment.

KEDNY and KEDLI each operate under a utility tariff that contains a weather normalization adjustment that largely offsets shortfalls or excesses of firm net revenues during a heating season due to variations from normal weather. The gas distribution operations of our New England based subsidiaries do not have a weather normalization adjustment. As a result, fluctuations in weather between years may have a significant effect on results of operations for these subsidiaries.

Sales, Transportation and Other Quantities

Firm gas sales quantities increased by 20% in 2000 compared to 1999 reflecting firm sales from our newly acquired New England gas distribution operations, the addition of new gas customers as discussed above, and the benefits derived from colder weather. Weather normalized sales quantities increased by approximately 5% in 2000 compared to 1999 in our New York and Long Island service territories, while the addition of the New England gas distribution operations increased firm sales by 12%. The 4% increase in gas sales quantities for 1999 compared to 1998 reflects an increase of 2.4% in weather normalized firm sales quantities resulting from customer additions and oil-to-gas conversions and colder weather in 1999.

Firm gas transportation quantities increased in all periods, as we continue our natural gas deregulation initiatives. At December 31, 2000, approximately 126,500 residential, commercial and industrial customers in our New York and Long Island service territories purchased their gas supply from third party suppliers compared to approximately 46,000 customers in 1999 and 32,900 customers in 1998. The New England gas distribution subsidiaries also offer unbundled services to all commercial and industrial customers. As of December 31, 2000, these subsidiaries had approximately 4,000 firm transportation customers. Unbundled service to Massachusetts residential customers was effective November 1, 2000. Our net revenues are currently not affected by customers opting to purchase their gas supply from other sources, since delivery rates charged to transportation customers are generally the same as the delivery component of the total rates charged to full sales service customers.

Transportation   quantities   related  to   electric   generation   reflect  the
transportation of gas to our electric generating facilities located on Long Island. Net revenues from these services are not material.

Other sales quantities include on-system interruptible quantities, off-system sales quantities (sales made to customers outside of our service territories) and related transportation. Effective April 1, 2000, we entered into an agreement with Coral Resources, L.P. ("Coral"), a subsidiary of Shell Oil Company. Coral assists in the origination, structuring, valuation and execution of energy-related transactions. Under our New York Public Service Commission ("NYPSC") approved rate plans, net revenues realized from off-system gas transactions are shared between gas customers and KEDNY and KEDLI. A portion of the net revenues on such transactions accruing to KEDNY and KEDLI are then shared with Coral. KEDNY and KEDLI also share in net revenues arising from certain transactions initiated by Coral. Prior to this agreement with Coral, KEDNY had an agreement with Enron Capital and Trade Resources Corp., a subsidiary of Enron Corp., which expired on March 31, 2000. Pursuant to that agreement, Enron provided gas supply and asset management services to KEDNY for a fee, and obtained the right to earn revenues based upon its management of KEDNY's gas supply requirements, storage arrangements and interstate pipeline capacity rights. As a result of this agreement, KEDNY did not report any off-system sales quantities in 1999.

Effective November 1, 1999, the Massachusetts based gas subsidiaries entered into a three-year portfolio management contract with El Paso Energy Marketing, Inc. El Paso provides all of the city gate supply requirements to the three Massachusetts companies at market prices and manages certain of the companies' upstream capacity, underground storage and term supply contracts. The Massachusetts Department of Telecommunications and Energy ("DTE") approved the contract in October 1999. The annual fee paid by El Paso to manage the companies' portfolio is, for the most part, returned to firm customers.

Operating Expenses

Operating expenses increased by $99.1 million, or 16%, in 2000 compared to last year due primarily to the addition of Eastern's and ENI's gas distribution operations. Eastern and ENI collectively added $69.8 million to operating expenses in 2000. This amount includes operations and maintenance costs of $42.0 million, depreciation and amortization charges of $21.9 million and general taxes of $5.9 million. Included in the depreciation and amortization charge, is an expense of approximately $5.9 million primarily representing two months amortization of goodwill associated with the acquisition of Eastern and ENI that was assigned to gas distribution operations. The remaining increase in depreciation and amortization expense reflects continued property additions, and the amortization of certain costs previously deferred and now being recovered through revenue recovery mechanisms. Further, operating taxes, which include state and local taxes on property have increased as the applicable property base and tax rates generally have increased.

Operating expenses decreased in 1999 compared to 1998 by $28.4 million, or 4.3%. During 1999, we realized significant reductions in operations and maintenance expense reflecting, primarily the benefits derived from cost reduction measures and operating efficiencies employed in prior years. Such measures included, but were not limited to, the early retirement program completed in 1998. In addition, KEDNY's "spin-off" of non-safety related appliance repair services to an Energy Services subsidiary in April 1998 contributed to the reduction in operations and maintenance expense for this segment. KEDLI discontinued providing non-safety related appliance repair services on July 1, 1999, further reducing operating expenses for this segment.

The increase in depreciation and amortization expense in 1999 compared to 1998 reflects continued property additions and the amortization of previously deferred merger related expenses. As provided for in the settlement agreement approved by the NYPSC, by which the NYPSC authorized the KeySpan Acquisition, KEDNY and KEDLI deferred certain merger related costs at the time of the merger. These costs are being amortized over a ten year period. (See Gas Distribution - Rate Matters for further details on the Stipulation Agreement.)

Earnings

In addition to the matters discussed earlier, earnings available for common stock also reflect interest expense and income tax provisions. Interest expense for 2000 was $21.3 million higher compared to last year due to $16.6 million of interest expense associated with the gas distribution operations of Eastern and ENI and the issuance of $400 million of medium term notes in February 2000 by KEDLI. Included in interest expense is $9.4 million associated with the debt incurred to acquire Eastern and ENI. Further, we incurred an increase in our income tax provision due to a change in our basis for computing certain local income taxes.

The increase in earnings in 1999 compared to 1998 reflects primarily the net result of the items mentioned above. In addition, earnings were favorably affected by carrying charges on certain regulatory deferrals previously mentioned as well as lower interest expense.

Future Developments

We believe there remains significant growth opportunities in our Long Island and New England gas distribution service areas. The Northeast region represents a significant portion of the country's population and energy consumption. As our gas distribution operations evolve within the new deregulated gas environment, gas sales growth will remain a critical core strategy. Customer additions are and will remain critical to our earnings enhancement in the future. We intend to continue our gas growth initiatives on Long Island and in the New England region. The beneficial effect of these initiatives, however, may not be fully realized in the short-term since we will make incremental investments in our gas distribution network and expand our promotional campaigns to optimize the long-term growth opportunities in our territories. Our current forecast for capital expenditures in 2001 is $404 million and reflects anticipated expenditures for our gas expansion initiatives on Long Island and in New England.

To take advantage of the anticipated gas sales growth opportunities in the New York City metropolitan area, we recently announced that we have formed Islander East Pipeline, L.L.C., a limited liability company in which a KeySpan subsidiary and a subsidiary of Duke Energy Corporation each own a 50% equity interest. It is anticipated that Islander East will design, construct, own and operate a natural gas pipeline facility consisting of approximately 40 miles of 24-inch and 30-inch diameter pipeline extending from Algonquin Gas Transmission Company's facilities in Connecticut, across the Long Island Sound and connect with KEDLI's facilities on Long Island. This pipeline, which is expected to begin operating in the last quarter of 2003, will initially transport 250,000 dth of gas capacity daily to the Long Island and New York City energy markets.

Electric Services

The Electric Services segment primarily consists of subsidiaries that own and operate oil and gas fired electric generating plants in Queens and Long Island, through long-term contracts, and manage the electric transmission and distribution ("T&D") system, the fuel and electric purchases, and the off-system electric sales for LIPA. Prior to the LIPA Transaction, LILCO provided fully integrated electric distribution services to over one million customers on Long Island.

Selected financial data for the Electric Services segment is set forth in the table below for the periods indicated.

(In Thousands of Dollars)
---------------------------------------------------------------------------------------------------------------------------------

                                                    Year Ended                 Year Ended               "Combined Company"
                                                    December 31,              December 31,              Twelve Months Ended
                                                       2000                       1999                   December 31, 1998
-------------------------------------------  -------------------------  ------------------------  ------------------------
Revenues
  LIPA service agreements                    $          758,251         $         708,002       $           408,305
  Ravenswood facility                                   685,605                   150,836                         -
  Electric distribution                                       -                         -                   885,693
  Other                                                     855                     2,744                         -
-------------------------------------------  -------------------------  ------------------------  ------------------------
Total Revenues                                        1,444,711                   861,582                 1,293,998
 Purchased fuel                                         315,139                    17,252                   257,786
-------------------------------------------  -------------------------  ------------------------  ------------------------
Net Revenues                                          1,129,572                   844,330                 1,036,212
-------------------------------------------  -------------------------  ------------------------  ------------------------
Operating expenses
  Operations and maintenance                            682,196                   527,729                   461,903
  Depreciation                                           49,278                    44,334                    79,404
  Regulatory amortizations                                    -                         -                   (79,874)
  Operating taxes                                       158,886                   132,327                   218,418
-------------------------------------------  -------------------------  ------------------------  ------------------------
Total Operating Expenses                                890,360                   704,390                   679,851
-------------------------------------------  -------------------------  ------------------------  ------------------------
Operating Income                             $          239,212         $         139,940       $           356,361
-------------------------------------------  -------------------------  ------------------------  ------------------------
Earnings for Common Stock                    $          122,188         $          77,099       $           120,568
-------------------------------------------  -------------------------  ------------------------  ------------------------
Electric sales (MWH)*                                 4,952,613                 2,995,970                         -
Cooling degree days*                                      1,165                     1,416                         -
Capacity (MW)*                                            2,200                     2,168                         -
-------------------------------------------  -------------------------  ------------------------  ------------------------

           *Reflects the operations of the Ravenswood facility only.

Revenues

Net revenues increased by $285.2 million, or 34%, in 2000 compared to last year due primarily to a full year of operations of the Ravenswood facility. Revenues from the Ravenswood facility benefitted from the sale of energy, capacity and ancillary services to the NYISO at competitive market prices, and from effective hedging strategies. Prior to the start of operations of the NYISO on November 19, 1999, all of the energy and capacity from the Ravenswood facility was sold to Consolidated Edison on a cost recovery and fixed fee basis. Further, there were no sales of ancillary services in 1999.

Due to the volatility in the market-clearing price for electricity and certain ancillary services in the NYISO energy markets, the sales prices for both energy sales and the sale of certain ancillary services to the NYISO are now subject to price caps and other price mitigation measures. Certain price mitigation measures are currently being finalized, and the final resolution of these issues and their effect on our financial position and results of operations can not be determined at this point in time. (See Note 8 to the Consolidated Financial Statements, "New York State Independent System Operator Matters" for a further discussion of these matters.)

Purchased fuel expense in 2000 and 1999 represents costs to operate the Ravenswood facility. In 1999, Consolidated Edison owned and supplied the fuel necessary to operate the facility from June 19, 1999 until the NYISO commenced operations. As a result, we did not incur any fuel expense prior to November 19, 1999.

Revenues from our service agreements with LIPA were $50.2 million higher in 2000 compared to last year. The increase is largely due to the construction of an underground transmission line to reinforce the electric system capacity on the southfork of Long Island. The project was performed under a fixed fee contract with LIPA, as part of the management services agreement. Further, revenues in 2000 include $16.5 million of off-system sales from our Long Island electric generation units. Under the terms of the energy management agreement, we are entitled to one- third of the profit from any off-system electricity sales arranged by us on LIPA's behalf. In addition, in 2000 we earned $15.4 million associated with non-cost performance incentives provided for under these agreements, compared to $15.8 million earned last year. (For a description of the LIPA service agreements, see "LIPA Agreements.")

Revenues related to the LIPA service contracts increased in 1999, compared to the Transition Period, due primarily to the fact that 1999 reflects a full year of operations under these contracts. In addition, as previously mentioned, we earned $15.8 million associated with non-cost performance incentives provided for under these agreements. Revenues were further enhanced in 1999 by the operations of the Ravenswood facility. However, net revenues in 1999 decreased by $191.9 million, or 19%, compared to 1998. As a result of the change in the nature of our electric operations due to the LIPA Transaction, our electric capital investment has been significantly reduced and accordingly, our revenues and margins under the LIPA contracts reflect that reduction.

Purchased fuel expense decreased by $240.5 million in 1999 compared to 1998, reflecting primarily the discontinuance of fuel and purchased power expense associated with the generating facilities located on Long Island. In accordance with the energy management agreement, LIPA is responsible for paying directly the costs of fuel, as well as purchased power to satisfy its customers. As a result, since May 29, 1998, we no longer incur any electric fuel expense for Long Island generation or purchased power expense.

Operating Expenses

Operating expenses in 2000 increased by $186.0 million or 26% compared to 1999. The increase in operating expenses in 2000 reflects the operations of the Ravenswood facility for a full year. Operating expenses associated with the Ravenswood facility increased by $143.7 million in 2000 compared to 1999. Included in operating expenses for the Ravenswood facility are charges of $63.9 million for fuel management services provided by one of our subsidiaries within the Energy Services segment. There were no comparable charges in 1999. Operating expenses incurred under LIPA service agreements increased by $42.3 million in 2000 compared to last year due primarily to costs incurred to install the new electric transmission line discussed above.

Operating expenses increased slightly in 1999 compared to 1998. The increase in operations and maintenance expense was offset, in large measure, by a decrease in depreciation expense and operating taxes. Since the LIPA Transaction, operations and maintenance expense includes the costs associated with the management of the T&D assets acquired by LIPA. All T&D related costs are expensed when incurred and recovered from LIPA through monthly billings in accordance with the terms of the management services agreement. Prior to the LIPA Transaction, all T&D related construction costs were capitalized and charged to depreciation expense over the estimated useful life of the related asset. Depreciation expense and operating taxes decreased in 1999 due to the sale of significant property related assets to LIPA as a result of the LIPA Transaction.

Earnings

In addition to the matters discussed above, earnings available for common stock also reflect interest expense, as well as city, state and federal income tax provisions. During 2000, the basis for computing certain local income taxes was changed and, as a result, we recorded higher taxes in 2000 compared to 1999.

Earnings in 1999 compared to 1998 were favorably affected by a decrease of $135.3 million in interest expense reflecting the then significantly reduced level of outstanding debt resulting from the LIPA Transaction. Further, prior to the KeySpan Acquisition, approximately $18.2 million of preferred stock dividends were allocated to electric operations. Partially offsetting these benefits was the elimination of carrying charges on certain electric regulatory assets resulting from electric ratemaking mechanisms that have been discontinued due to the LIPA Transaction.

Future Developments

During 2000, we filed an application with the NYPSC to build a new 250 MW cogeneration facility at the Ravenswood facility site. We recently received the preliminary permits and are moving forward with the licensing effort. The facility, which will generate electricity and steam, is expected to commence service in 2003. Further, we continue to evaluate the electric needs on Long Island and may, if economic circumstances and energy needs warrant, proceed with strategies to add additional electric capacity on Long Island. As discussed, in greater detail under the heading Regulation and Rate Matters "Securities and Exchange Commission Regulation," our ability to invest in electric generating facilities is subject to certain restrictions imposed by the SEC.

Under a "Generation Purchase Rights Agreement" entered into as part of the LIPA Transaction, LIPA has the right to purchase, at fair market value, all of our Long Island based generating assets during the twelve month period beginning on May 28, 2001. During the fourth quarter of 2000, LIPA began an initial due diligence review of the feasibility of purchasing these assets and has recently expressed an intent to solicit proposals from interested parties to operate the generating facilities should they purchase them. At this point in time, we can not predict whether LIPA will exercise its right to purchase the assets, nor can we estimate the effect on our financial condition or results of operations if LIPA were to exercise such right.

Gas Exploration and Production

The Gas Exploration and Production segment is engaged in gas and oil exploration and production, and the development and acquisition of domestic natural gas and oil properties. This segment consists of our 70% equity interest in Houston Exploration, as well as KeySpan Exploration and Production LLC, our wholly owned subsidiary engaged in a joint venture with Houston Exploration. Effective December 31, 2000, KeySpan and Houston Exploration mutually agreed that we will no longer participate in Houston Exploration's future offshore exploration prospects. We will, however, continue to maintain our working interest in all wells drilled under the joint venture agreement. We also agreed to continue the development of our working interests in prospects drilled under the drilling program, and for the year 2001, we have agreed to commit approximately $17 million for the development of prospects successfully drilled during 1999 and 2000. On March 31, 2000, under a pre-existing credit arrangement, approximately $80 million in debt owed by Houston Exploration to us was converted into Houston Exploration common equity. Upon such conversion, our common equity ownership interest in Houston Exploration increased from 64% to approximately 70%.

Selected financial data and operating statistics for the Gas Exploration and Production segment are set forth in the following table for the periods indicated.

                                                                                                    (In Thousands of Dollars)
----------------------------------------------------------------------------------------------------------------------------
                                                                                                      "Combined Company"
                                                             Year Ended           Year Ended            Twelve Months
                                                            December 31,         December 31,               Ended
                                                                2000                 1999             December 31, 1998
----------------------------------------------------------------------------------------------------------------------------
Revenues                                              $         274,209    $       150,581              $    127,124
Depletion and amortization                                       95,364             74,051                    79,839
Other operating expenses                                         44,435             28,000                    27,250
----------------------------------------------------   -----------------   -----------------            -----------------
Operating Income                                      $         134,410    $        48,530              $     20,035
----------------------------------------------------    -----------------  -----------------            -----------------
Earnings for Common Stock                             $          58,211    $        15,772                   $8,995*
----------------------------------------------------    -----------------  -----------------            -----------------
Natural gas and oil production (Mmcf)                            80,415             71,227                    62,829
Natural gas (per Mcf) realized                        $            3.38    $          2.10              $       2.02
Natural gas (per Mcf) unhedged                        $            3.97    $          2.14              $       1.96
Proved reserves at year-end (BCFe)                                  593                553                       480
----------------------------------------------------    -----------------  -----------------            -----------------

           Operating income above represents 100% of our gas exploration and production subsidiaries' results for the periods indicated. Earnings, however, are adjusted to reflect minority interest and, accordingly, include 70% of Houston Exploration's results since April 1, 2000 and 64% of Houston Exploration's results for all prior periods. Gas reserves and production are stated in BCFe and Mmcfe, which includes equivalent oil reserves.

           *Excludes an after-tax charge of $54.1 million representing our share of an impairment charge to reduce the value of proved gas reserves.

Operating Income

Operating income increased by $85.9 million, or 177%, in 2000 compared to 1999. The increase in operating income reflects a significant increase in revenues, partially offset by increases in operating expenses. Revenues benefitted from the combined effect of a 13% increase in production volumes and a 61% increase in average realized gas prices (average wellhead price received for production plus hedging gains and losses). The average realized gas price in 2000 was 85% of the average unhedged natural gas price, resulting in revenues for 2000 that were $46.3 million lower than the revenues Houston Exploration would have achieved had derivative instruments not been in place during 2000. The average realized price in 1999 was 98% of the average unhedged natural gas price, resulting in revenues for 1999 that were $2.6 million lower than the revenues that Houston Exploration would have achieved had derivative instruments not been in place during 1999. The increase in operating expenses reflects the significant increase in production volumes.

Operating income increased by $28.5 million, or 142%, in 1999 compared to 1998, due to higher revenues and, to a lesser extent, a decrease in operating expenses. Revenues in 1999 reflect the benefits derived from a 13% increase in production volumes, combined with a 4% increase in average realized gas prices. The comparative decrease in operating expenses in 1999 was largely due to a lower depletion rate, resulting primarily from the ceiling test write down in 1998.

At December 31, 2000 our gas exploration and production subsidiaries had 593 BCFe of net proved reserves of natural gas, of which approximately 77% were classified as proved developed.

Future Developments

Houston Exploration has entered into options that are designed to hedge approximately 70% of its anticipated 2001 production. These options, which are referred to as "cost free collars," have an average floor price between $3.63 per Mcf and $4.00 per Mcf and an average ceiling price of between $5.30 per Mcf and $6.37 per Mcf. (See Note 10 to the Consolidated Financial Statements, "Hedging, Derivative Financial Instruments, and Fair Values" for an explanation of these derivative instruments.) In November, Houston Exploration announced a major new offshore discovery. Based on initial test drilling, Houston Exploration estimates that this site, located offshore Louisiana and Texas, has potential reserves of twelve million barrels of oil. Additional undrilled fault blocks offer unrisked exploration potential of an additional twelve million barrels of oil. Houston Exploration is the operator of this site and has a 55% working interest. Through our joint venture with Houston Exploration we own the remaining 45% interest. Production from this site is not expected until late fourth quarter 2001 or first quarter of 2002. We estimate that consolidated capital expenditures to develop this site will be approximately $50 million.

We consider our gas and oil exploration and production activities to be non-core assets. We have stated in the past that we may sell all or a portion of our non-core assets if we receive what we consider to be fair value for these assets. We anticipate that if we were to sell a portion or all of our non-core assets, we would use the proceeds from the sale to retire a portion of our outstanding debt.

Energy Services

The Energy Services segment primarily includes companies that provide services through four lines of business to clients located within the New York City metropolitan area, Rhode Island, Pennsylvania, Massachusetts and New Hampshire. The lines of business are: home energy services; business solutions; energy commodity procurement; and fiber optic services.

During 2000, the Energy Services segment acquired four additional companies located in the New York City metropolitan area. The newly acquired companies specialize in engineering- consulting, plumbing and mechanical contracting and heating, ventilation and air conditioning contracting. Combined, these companies have over 1,300 employees and revenues of approximately $260 million.

The table below highlights selected financial information for the Energy Services segment.

                                                                                             (In Thousands of Dollars)
-------------------------------------------------------------------------------------------------------------------------
                                                                                                      "Combined Company"
                                                 Year Ended                Year Ended                    Twelve Months
                                                December 31,              December 31,                       Ended
                                                    2000                      1999                     December 31, 1998
-------------------------------------------------------------------------------------------------------------------------
Unaffiliated revenues                     $        771,861         $          186,529           $                  88,822
Intersegment revenues                               63,912                          -                                   -
Cost of goods sold                                 652,138                    152,460                              82,496
----------------------------------------  ----------------            ---------------                  ------------------
Gross Profit Margin                                183,635                     34,069                               6,326
Depreciation and amortization                       10,511                      3,548                               1,509
Other operating expenses                            95,319                     35,164                              19,115
----------------------------------------  ----------------            ---------------                  ------------------
Operating Income (Loss)                   $         77,805         $           (4,643)          $                 (14,298)
----------------------------------------  ----------------            ---------------                  ------------------
Earnings (Loss) for
     Common Stock                         $         40,946         $           (2,528)          $                  (8,623)
----------------------------------------  ----------------            ---------------                  ------------------

The increase in earnings of the Energy Services segment in 2000 compared to 1999, reflects primarily fuel-management services provided to the Ravenswood facility, which for 2000, resulted in inter-company profits of $33.7 million. A subsidiary within this segment, KeySpan Energy Supply, provides the Ravenswood facility with energy procurement advisory services and acts as an energy broker for the sale of energy, capacity, and ancillary services. For these services, KeySpan Energy Supply receives a management fee and shares in the operating profit generated by the Ravenswood facility on the sale of energy, capacity, and ancillary services. There was no energy procurement and fuel-management advisory services agreement between KeySpan Energy Supply and the Ravenswood facility in 1999.

This segment also realized significantly greater gross profit margins in 2000, compared to last year, for each of its other lines of business. These gross margin enhancements resulted from recent acquisitions of companies providing energy-related services and through customer additions related to energy sales. These benefits to gross profit margins were partially offset by increases in general and administrative expenses associated primarily with the operations of the newly acquired companies.

The decrease in the loss in 1999 compared to 1998 was due to an increase in revenues of 100%, offset, in part, by an increase in operating expenses of 85%. The increase in comparative revenues reflects the benefits derived from companies acquired during 1999 and 1998 and the growth in the number of customers purchasing energy from our gas and electric marketing subsidiary. The comparative increase in operating expenses was due primarily to the integration of operations of companies acquired during 1999 and 1998, and increased purchased gas costs of our gas and electric marketing subsidiary necessary to serve a larger customer base. The formation and commencement of operations associated with our appliance repair services in April 1998 also contributed to the comparative increase in operating expenses in 1999.

Energy Investments

Earnings for this segment are derived from our 20% interest in the Iroquois Gas Transmission System LP; our ownership of KeySpan Canada; our ownership interest in certain oil producing properties in Alberta, Canada; and our 50% interest in the Premier Transco Pipeline and 24.5% interest in Phoenix Natural Gas, both in Northern Ireland. Premier is a natural gas transmission pipeline connecting Scotland and Northern Ireland in the United Kingdom, and Phoenix is a natural gas distribution company serving Belfast in Northern Ireland. In the fourth quarter of 2000, we sold our interest in certain oil producing properties in Alberta, Canada and recognized an after-tax gain of approximately $1.3 million from the sale. Further, in the fourth quarter of 2000, we became the sole owner of Gulf Midstream by acquiring the remaining 50% interest in this company. For financial reporting purposes, the operations of Gulf Midstream d/b/a KeySpan Canada have now been fully consolidated.

Earnings from this segment increased by $5.4 million, or 63%, in 2000 compared to last year reflecting earnings growth from our Canadian investments. Results of operations from Canadian gas and oil operations were enhanced through the acquisition, in the fourth quarter of 1999, of the Paddle River Gas Plant and certain oil producing properties in Alberta, Canada, more efficient operations of KeySpan Canada and the additional ownership interest in that company. In addition, Iroquois realized higher transportation sales quantities and revenues from its interruptible customers during this period compared with the same period last year. Earnings from our investments in Northern Ireland in 2000 are essentially the same as earnings for last year. For much of the year, the subsidiaries in this segment were primarily accounted for under the equity method since our ownership interests were 50% or less. Accordingly, income from these investments is reflected, primarily in other income and (deductions) in the Consolidated Statement of Income.

Earnings from this segment increased by $14.6 million in 1999 reflecting primarily earnings from our investment in Gulf Midstream, formed in December 1998, and more favorable results from investments in Northern Ireland. In addition, in 1998 results of operations from this segment reflect after-tax costs of $7.8 million to settle certain contracts associated with the sale, in 1997, of certain cogeneration investments and related fuel management operations.

Future Developments

We consider this segment to be a non-core investment. As mentioned previously, we may sell all or a portion of our non-core assets within the next few years. At this point in time, we can not predict when we may sell any of our non-core assets, or the effect such sale may have on our financial position, results of operations, or cash flows.

Other

The Other segment reflects preferred stock dividends, general expenses incurred by our corporate and administrative areas that have not been allocated to our various business segments, and interest income earned on temporary cash investments. Further, this segment includes results of operations related to our in-land marine transportation subsidiary, Midland Enterprises, that was acquired as part of the Eastern acquisition. The significant increase in the loss incurred by the Other segment in 2000 compared to 1999 reflects the following:
(i) an after-tax charge of $6.5 million for an additional contribution to the KeySpan Foundation; (ii) an after-tax charge of $6.0 related to certain rate settlement issues; (iii) a loss of $15.1 million, after tax, associated with our investment in certain technology-related activities; (iv) branding expenses and other costs related to the integration of the Eastern and ENI companies into our operations of $16 million; and (v) an increase in interest expense of $23.8 million associated with higher levels of commercial paper outstanding. Further, we realized $9.0 million less in interest income, after- tax, on temporary cash investments as we utilized cash to finance certain acquisitions, repurchase shares of our common stock, and retire maturing debt during the past two years. Pursuant to an order of the SEC issued under PUHCA by which the SEC approved the Eastern and ENI acquisitions, we are required to divest our interest in Midland Enterprises by no later than November 8, 2003 because its operations are not functionally related to our core utility operations.

The Other segment incurred a loss of $26.2 million in 1999 compared to a loss of $52.0 million in 1998. In 1999 we recognized $15 million less in interest income, after-tax, on temporary cash investments due to the utilization of cash to finance certain acquisitions, repurchase shares of our common stock, and retire maturing debt. In 1998 the Other segment recorded an after-tax charge of $41.5 million to write-off a customer billing system that was in development. Further, we made a $20 million donation, $13 million after-tax, to the KeySpan Foundation.

Liquidity

Cash flow from operations for 2000 reflects stable growth from our gas distribution operations, as well as positive contributions from our electric operations. The decrease in cash flow from operations in 2000 compared to last year however, reflects working capital requirements primarily as a result of the rising price of natural gas in the later part of 2000. As a result of the seasonal nature of our gas distribution operations, we incur significant cash expenditures during the summer and early fall to fill our storage facilities with natural gas that is used by our customers during the winter heating season. We recover these costs in subsequent periods as the gas is removed from storage and sold to our customers primarily for space heating purposes. Significant cash flows are generated during the first and second quarters of the subsequent fiscal year as we receive payments from customers for such use. Cash flow from operations also reflects a decrease in interest income, and an increase in interest payments due to increased levels of outstanding debt. Further, in 1999 cash flow from operations reflects the cash utilization of a $57.4 million net operating loss carryforward on income tax payments for 1999, as previously discussed.

The increase in cash flow from operations in 1999 compared to the Transition Period reflects the significant positive cash flows realized from revenues generated during the heating season, continued strong results from core utility operations, cash generated from the Ravenswood facility, and the benefits derived from the integration of KSE-acquired companies for an entire twelve month period. Results from gas-heating season operations are not reflected in the Transition Period, as previously explained. Further, as indicated above, cash flow from operations in 1999 reflects the utilization of a $57.4 million net operating loss carryforward on income tax payments for 1999. Moreover, during the Transition Period, $250 million was funded into Voluntary Employee Beneficiary Trusts to fund certain employee postretirement welfare benefits and, as a result, cash flow from operations for the Transition Period was adversely affected.

At December 31, 2000, we had cash and temporary cash investments of $94.5 million. In addition, we have two revolving credit agreements, with a commercial bank syndicate totaling $1.4 billion. These agreements expire in September 2001, and our current intention is to renew these agreements. These credit facilities are used to support our $1.4 billion commercial paper program. At December 31, 2000, $1.3 billion of commercial paper was outstanding at a weighted average annualized interest rate of 7.01%. We had available borrowing of $99.7 million at December 31, 2000. Commercial paper was issued during 2000 to: (i) finance approximately $309 million of the approximately $2.0 billion purchase price associated with the acquisitions of Eastern and ENI; (ii) redeem our preferred stock 7.95% Series AA for $363 million; and (iii) support ongoing working capital needs.

Houston Exploration has an unsecured available line of credit with a commercial bank that provides for a maximum commitment of $250 million, subject to certain conditions. During 2000, Houston Exploration borrowed $32 million under its credit facility and repaid $68 million; at December 31, 2000, $145.0 million remained outstanding at a weighted average annualized interest rate of 7.90%. At December 31, 2000, Houston Exploration had available borrowing of $65 million. Also, a subsidiary included in the Energy Investments segment has two revolving loan agreements with financial institutions in Canada. Borrowings under these agreements during 2000 were $83.6 million, including the financing for the purchase of the remaining 50% interest in Gulf Midstream. At December 31, 2000, $171 million was outstanding at a weighted average annualized interest rate of 6.43%. The Energy Investments segment currently has available borrowing of $46 million. (See Note 7 to the Consolidated Financial Statements, "Long-Term Debt" for further information on these agreements.)

We satisfy our seasonal working capital requirements primarily through internally generated funds and the issuance of commercial paper. In addition, we utilize Treasury Stock to satisfy the requirements of our common stock plans. We believe that these sources of funds are sufficient to meet our seasonal working capital needs.

Capital Expenditures and Financing

Construction Expenditures

The table below sets forth our construction expenditures by segment for the periods indicated:

                                                       (In Thousands of Dollars)
--------------------------------------------------------------------------------
                                              Actual               Estimated
                                            Year Ended            Year Ended
                                         December 31, 2000     December 31, 2001
--------------------------------------------------------------------------------
Gas Distribution                         $     274,941  $           404,000
Electric Services                               69,921               59,000
Gas Exploration and Production                 243,799              245,000
Energy  Services                                17,362               18,000
Energy Investments and Other                    27,012               66,000
                                         -------------  -------------------
                                         $     633,035  $           792,000
---------------------------------------  -------------  -------------------

Construction expenditures related to the Gas Distribution segment are primarily for the renewal and replacement of mains and services and for the expansion of the gas distribution system on Long Island and in New England. Construction expenditures for 2000 include costs associated with the gas distribution operations of Eastern and ENI for two months. Construction expenditures for the Electric Services segment reflect primarily costs to maintain our electric generating facilities. Construction expenditures related to the Gas Exploration and Production segment reflect, in part, costs related to the development of properties acquired in Southern Louisiana and in the Gulf of Mexico in 1999 and costs related to the continued development of other properties previously acquired. Expenditures also include development costs associated with our joint venture with Houston Exploration. Energy Investments and Other construction expenditures reflect, primarily costs related to Canadian affiliates.

The amount of future construction expenditures is reviewed on an ongoing basis and can be affected by timing, scope and changes in investment opportunities.

Equity Investments

During 2000, we made a number of significant equity investments. As previously mentioned, we acquired Eastern and ENI in November, and we acquired the remaining 50% in Gulf Midstream during the last quarter of 2000. In addition, during 2000, the Energy Services segment acquired four additional companies located in the New York City metropolitan area. The newly acquired companies specialize in engineering-consulting, plumbing and mechanical contracting, and heating, ventilation and air conditioning contracting. Combined, these companies have over 1,300 employees and revenues of approximately $260 million.

Financing

In connection with our acquisition of Eastern and ENI, we issued $1.65 billion of long-term debt. The debt was issued in three different maturities ranging from five to thirty years in the following denominations: (i) $700 million 7.25% Notes due 2005; (ii) $700 million 7.625% Notes due 2010; and (iii) $250 million 8.00% Notes due 2030. The interest on the notes is payable on a semi-annual basis on May 15 and November 15 of each year, beginning May 15, 2001. The total purchase price for the Eastern and ENI acquisitions was $1.959 billion and, as previously indicated, we issued approximately $309 million of commercial paper for additional financing. (See Note 12 to the Consolidated Financial Statements, "Eastern/EnergyNorth Acquisitions" for further details on the transactions.)

In anticipation of the issuance of long-term debt securities to finance the Eastern and ENI acquisitions, we entered into forward starting swap agreements during 2000 to hedge a portion of the risk that the cost of the future issuance of fixed-rate debt may be adversely affected by increases in interest rates. Under the forward starting swaps, we agreed to pay or receive an amount equal to the difference between the net present value of the cash flows for a notional amount of indebtedness based on the existing yield of a hedging instrument at the date of the agreement and at the date the agreement is settled. These derivative instruments were settled at the closing of the Eastern and ENI transactions.

KEDLI had an effective shelf registration statement on file with the SEC for the issuance of up to $600 million of medium term notes. On February 1, 2000, KEDLI issued $400 million 7.875% Notes due February 1, 2010. The net proceeds from this issuance were used to reimburse our treasury for costs in paying $397 million of promissory notes to LIPA that matured in June 1999. In January 2001, KEDLI issued an additional $125 million of medium term notes at 6.9% due January 15, 2008. The medium term notes issued are fully and unconditionally guaranteed by us. We intend to use the proceeds from this financing to fund our gas expansion initiatives on Long Island. (See Note 7 to the Consolidated Financial Statements, "Long-Term Debt" for more information regarding outstanding debt.)

In June 2000, we redeemed, at maturity, preferred stock 7.95% Series AA through the utilization of internally generated funds and the proceeds from the issuance of commercial paper. Our obligation of $370.2 million included the mandatory redemption price of $25 per share totaling $363.0 million and a dividend payable totaling $7.2 million. We anticipate issuing preferred stock during 2001 to replace this series that matured.

In 1998, our Board of Directors authorized the repurchase of up to 10 percent of our then outstanding stock, or approximately 15 million common shares. A second authorization permitted us to use up to an additional $500 million of cash for the purchase of common shares. In 1999, we completed this program and now utilize Treasury Stock to satisfy the requirements of our common stock plans. At December 31, 2000, we had 22.5 million shares, or $650.7 million, of Treasury Stock remaining.

During 2001, we will continue to evaluate our capital structure and debt and equity levels.Further, we will manage our balance sheet to maintain strong ratings at each of our rated entities. We believe that our sources of funding, i.e. anticipated preferred stock issuances, reissuing common stock from Treasury Stock and the availability of commercial paper borrowings will be sufficient to meet our anticipated cash needs. Further, as mentioned previously, we may sell all or a portion of our non-core assets. At December 31, 2000 our ratio of debt, including commercial paper, to total capitalization was approximately 66%. However, if we divest of certain non-core assets, we believe that we can achieve a debt to capitalization ratio of approximately 55% within the next several years. As a registered holding company, we are subject to certain financing restrictions. See the discussion under the heading "Securities and Exchange Commission Regulation" for additional information.

In the fourth quarter of 2000, Moody's Investor Service confirmed the rating on KeySpan's long- term debt at A3 and confirmed the rating on KEDNY's and Boston Gas Company's long-term debt at A2. The rating on Midland Enterprises' long-term debt was confirmed at A3 and the ratings on KEDLI's and Colonial Gas Company's long-term debt were confirmed at A2. Standard and Poor's rating agency has confirmed the long-term debt rating on KeySpan, KeySpan Generation, Boston Gas Company and Colonial Gas Company at A. KEDNY's and KEDLI's long-term debt was confirmed at A+.

Dividends

We are currently paying a dividend at an annual rate of $1.78 per common share. Our dividend policy is reviewed annually by the Board of Directors. The amount and timing of all dividend payments is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial conditions and other factors.

Pursuant to the NYPSC's orders dated February 5, 1998 and April 14, 1998 approving the KeySpan Acquisition, the ability of KEDNY and KEDLI to pay dividends to the parent company is conditioned upon maintenance of a utility capital structure with debt not exceeding 55% and 58%, respectively, of total utility capitalization. In addition, the level of dividends paid by both utilities may not be increased from current levels if a 40 basis point penalty is incurred under the customer service performance program. At the end of KEDNY's and KEDLI's rate years (September 30, 2000 and November 30, 2000, respectively), the ratio of debt to total utility capitalization was 44% and 46%, respectively. Our corporate and financial activities and those of each of our subsidiaries (including their ability to pay dividends to us) are also subject to regulation by the SEC. For additional information, see the discussion under the heading "Securities and Exchange Commission Regulation" .

Regulation and Rate Matters

Gas Distribution
By orders dated February 5, 1998 and April 14, 1998 the NYPSC approved a settlement agreement among Brooklyn Union, LILCO, the Staff of the Department of Public Service and six other parties that in effect approved the KeySpan Acquisition and established gas rates for both KEDNY and KEDLI. Under the agreement, $1 billion of efficiency savings, excluding gas costs, attributable to operating synergies that are expected to be realized over the 10 year period following the combination, were allocated to customers net of transaction costs.

Under the settlement agreement, effective May 29, 1998, KEDNY's base rates to core customers were reduced by $23.9 million annually. In addition, KEDNY is now subject to an earnings sharing provision pursuant to which it will be required to credit core customers with 60% of any utility earnings up to 100 basis points above certain threshold return on equity levels over the term of the rate plan (other than any earnings associated with discrete incentives) and 50% of any utility earnings in excess of 100 basis points above such threshold levels. The threshold levels are 13.50% for the rate years ended September 30, 2000 and 2001, and 13.25% for the rate year 2002. KEDNY exceeded the threshold return on equity by 123 basis points for the rate year ended September 30, 2000.

The settlement agreement also required KEDLI to reduce base rates to its customers by $12.2 million annually effective February 5, 1998 and by an additional $6.3 million annually effective May 29, 1998. KEDLI is subject to an earnings sharing provision pursuant to which it is required to credit to firm customers 60% of any utility earnings in any rate year up to 100 basis points above a return on equity of 11.10% and 50% of any utility earnings in excess of a return on equity of 12.10%. KEDLI did not earn above its threshold return level in its rate year ended November 30, 2000. On November 30, 2000, KEDLI's rate agreement with the NYPSC expired. Under the terms of the agreement, current gas distribution rates will remain in effect for 2001 unless either KEDLI or the NYPSC initiate a rate proceeding. We do not intend to initiate such a proceeding and at this time we have no reason to believe that the NYPSC will initiate a proceeding. Therefore, we expect current gas distribution rates for our New York and Long Island based gas distribution utilities to remain in effect through 2001.

Boston Gas Company's gas rates for local distribution service are governed by a five-year performance-based rate plan approved by the DTE in 1996 (the "Plan"). Under the Plan, Boston Gas Company's rates for local distribution are recalculated annually to reflect inflation for the previous 12 months, and reduced by a productivity factor of 1%. The productivity factor has been the subject of a remand proceeding at the DTE as discussed below. The plan also calls for penalties if Boston Gas Company fails to meet specified service quality measures, with a maximum potential expense of $1 million, which has also been a subject in the DTE's remand proceeding. There is a margin sharing mechanism, whereby 25% of earnings in excess of a 15% return on equity are passed back to customers. Similarly, ratepayers absorb 25% of any shortfall below a 7% return on equity.

With respect to the appeal by Boston Gas Company of the Plan, the Massachusetts Supreme Judicial Court issued an order vacating: (i) the "accumulated inefficiencies" component of the productivity factor, thereby reducing the productivity factor from 1.50% to .50%; and (ii) the expansion of the service quality penalty beyond $1 million, and remanded these matters to the DTE for further proceedings, which actions were requested by the DTE in its motion for discharge of report and remand. On January 16, 2001, the DTE issued an order in the remand proceeding. The order imposes a 0.5% accumulated inefficiencies factor, thereby increasing the productivity factor from 0.5% to 1% and sets the maximum service quality adjustment at $1 million. The order requires the accumulated inefficiencies factor be implemented retroactively as of November 1, 1999. On January 30, 2001, Boston Gas Company filed a Petition for Appeal and Motion for a Stay with the Massachusetts Supreme Judicial Court, and on February 16, 2001, the court granted the stay pending the appeal. We are unable to predict the ultimate outcome of this proceeding.

Securities and Exchange Commission Regulation
KeySpan and its subsidiaries are subject to the jurisdiction of the SEC under PUHCA. The rules and regulations under PUHCA generally limit the operations of a registered holding company to a single integrated public utility system, plus additional energy-related businesses. In addition, the principal regulatory provisions of PUHCA: (i) regulate certain transactions among affiliates within a holding company system including the payment of dividends by such subsidiaries to a holding company; (ii) govern the issuance, acquisition and disposition of securities and assets by a holding company and its subsidiaries; (iii) limit the entry by registered holding companies and their subsidiaries into businesses other than electric and/or gas utility businesses; and (iv) require SEC approval for certain utility mergers and acquisitions.

The SEC's order issued on May 8, 2000, in connection with our acquisition of Eastern and ENI, provides us with, among other things, authorization to do the following through December 31, 2003 (the "Authorization Period"): (a) subject to an aggregate amount of $5.1 billion, (i) maintain existing financing agreements,
(ii) issue and sell up to $1.5 billion of additional securities in compliance with certain defined parameters, (iii) issue additional guarantees and other forms of credit support in an aggregate amount of $2.0 billion at any time in addition to any such securities, guarantees and credit support outstanding or existing as of November 8, 2000, and (iv) amend, review, extend, supplement or replace any of the foregoing; (b) issue shares of common stock or reissue shares of common stock held in treasury under dividend reinvestment and stock-based management incentive and employee benefit plans; (c) maintain existing and enter into additional hedging transactions with respect to outstanding indebtedness in order to manage and minimize interest rate costs; (d) invest up to 250% of our consolidated retained earnings in exempt wholesale generators and foreign utility companies; and (e) pay dividends out of capital and unearned surplus as well as paid-in-capital with respect to certain subsidiaries, subject to certain limitations.

In addition, we have committed that during the Authorization Period, our common equity will be at least 30% of our consolidated capitalization and each of our utility subsidiaries' common equity will be at least 30% of such entity's capitalization.

Electric Services - Revenue Mechanisms

LIPA Agreements

KeySpan, through certain of its subsidiaries, provides services to LIPA under the following agreements:

Management Services Agreement ("MSA")
A KeySpan subsidiary manages the day-to-day operations, maintenance and capital improvements of the T&D system. LIPA will exercise control over the performance of the T&D system through specific standards for performance and incentives. In exchange for providing the services, we will earn a $10 million annual management fee and will be operating under an eight-year contract which provides certain incentives and imposes certain penalties based upon our performance. Annual service incentives or penalties exist under the MSA if certain targets are achieved or not achieved. In addition, we can earn certain incentives for cost reductions associated with the day-to-day operations, maintenance and capital improvements of LIPA's T&D system. These incentives provide for us to
(i) retain 100% of cost  reductions on the first $5 million in  reductions,  and
(ii) retain 50% of additional cost reductions up to 15% of the total cost budget, thereafter all savings will accrue to LIPA. With respect to cost overruns, we will absorb the first $15 million of overruns, with a sharing of overruns above $15 million. There are certain limitations on the amount of cost sharing of overruns. To date, we have performed our obligations under the MSA within the agreed upon budget guidelines and we are committed to providing on-going services to LIPA within the established cost structure. However, no assurances can be given as to future operating results under this agreement.

Power Supply Agreement ("PSA")
A KeySpan subsidiary sells to LIPA all of the capacity and, to the extent requested, energy from our existing Long Island based oil and gas-fired generating plants. Sales of capacity and energy are made under rates approved by the Federal Energy Regulatory Commission ("FERC"). The rates may be modified in the future in accordance with the terms of the PSA for (i) agreed upon labor and expense indices applied to the base year, (ii) a return of and on net capital additions required for the generating facilities, and (iii) reasonably incurred expenses that are outside our control. Rates charged to LIPA include a fixed and variable component. The variable component is billed to LIPA on a monthly basis and is dependent on the amount of megawatt hours dispatched. LIPA has no obligation to purchase energy from us and is able to purchase energy on a least-cost basis from all available sources consistent with existing interconnection limitations of the T&D system. We must, therefore, operate our generating facilities in a manner such that we can remain competitive with other producers of energy. To date, we have dispatched to LIPA and LIPA has accepted the level of energy generated at the agreed to price per megawatt hour. However, no assurances can be given as to the level and price of energy to be dispatched to LIPA in the future. The PSA provides incentives and penalties that can total $4 million annually for the maintenance of the output capability of the generating facilities. The PSA runs for a term of fifteen years.

As discussed previously, beginning on May 28, 2001, LIPA will have the right for a one-year period to acquire all of our Long Island based generating assets at the fair market value at the time of the exercise of the right, which value would be determined by independent appraisers.

Energy Management Agreement ("EMA")
The EMA provides for a KeySpan subsidiary to procure and manage fuel supplies for LIPA to fuel the generating facilities under contract to it and perform off-system capacity and energy purchases on a least-cost basis to meet LIPA's needs. In exchange for these services we earn an annual fee of $1.5 million. In addition, we arrange for off-system sales on behalf of LIPA of excess output from the generating facilities and other power supplies either owned or under contract to LIPA. LIPA is entitled to two-thirds of the profit from any off-system energy sales. In addition, the EMA provides incentives and penalties that can total $7 million annually for performance related to fuel purchases and off-system power purchases. The EMA covers a period of fifteen years for the procurement of fuel supplies and eight years for off-system management services.

Ravenswood Facility

At the time of our purchase of the Ravenswood facility, KeySpan and Consolidated Edison entered into transition energy and capacity contracts. The energy contract provided Consolidated Edison with 100% of the energy produced by the Ravenswood facility and covered a period of time from the date of closing, June 18, 1999, through November 18, 1999. With the start-up of the NYISO, the electricity market in New York City began a transition to a competitive market for capacity, energy and ancillary services. Starting on November 18, 1999, we began selling the energy produced by the Ravenswood facility through bidding into the NYISO energy markets on a day ahead or real time basis. We also have the option to enter into bilateral transactions to sell all or a portion of the energy produced by the Ravenswood facility to Load Serving Entities ("LSE"), i.e. entities that sell to end-users or to brokers and marketers. At this point in time, we have sold energy exclusively through the NYISO. The capacity contract, which provided Consolidated Edison with 100% of the available capacity of the Ravenswood facility expired on April 30, 2000. Since that date, the available capacity of the Ravenswood facility has been bid into on the auction process conducted by the NYISO. We also have the option to sell the capacity through bilateral contracts. It is anticipated that in 2001, approximately 50% of earnings from the Ravenswood facility will be derived from capacity sales through either the auction process associated with the NYISO or contracts with LSEs.

Environmental Matters

KeySpan  is  subject to  various  federal,  state and local laws and  regulatory programs related to the environment. Ongoing environmental compliance activities, which have not been material, are charged to operation and maintenance activities. We estimate that the remaining cost of our manufactured gas plant ("MGP") related environmental cleanup activities, including costs associated with the Ravenswood facility and costs associated with Eastern and ENI MGP sites, will be approximately $137.5 million and we have recorded a related liability for such amount. Eastern has recorded an additional $20 million liability representing the estimated environmental cleanup costs related to a former coal tar processing facility. Further, as of December 31, 2000, we have expended a total of $29.1 million, including expenditures made by Eastern and ENI since acquisition. (See Note 9 to the Consolidated Financial Statements, "Contractual Obligations and Contingencies.")

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to various risk exposures and uncertainties associated with our operations. The most significant contingency involves the evolution of the gas distribution industry toward a more competitive and deregulated environment. Most important to KeySpan, is the evolution of regulatory policy as it pertains to our historical gas merchant role. In addition, we are exposed to commodity price risk, interest rate risk and, to a much less degree, foreign currency translation risk. Set forth below is a description of these exposures and an explanation as to how we have managed and, to the extent possible, sought to reduce these risks.

Regulatory Issues and the Competitive Environment

The Gas Industry

The energy industry continues to undergo fundamental changes, which may have a significant impact on the future financial performance of utilities, as regulatory authorities, elected officials and customers seek lower energy prices and broader choices.

New York

Over the past several years, the NYPSC has been formulating a policy framework to guide the transition of New York State's gas distribution industry in the deregulated gas industry environment. Since 1996, customers in the small-volume market have been given the option to purchase their gas supplies from sources other than our two New York gas utility subsidiaries. Large-volume customers had this option for a number of years prior to 1996. In addition to transporting gas that customers purchase from marketers, our utilities have been providing billing, meter reading and other services for aggregate rates that match the distribution charge reflected in otherwise applicable sales rates to supply these customers.

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

As required by the NYPSC's policy statement, our two New York gas distribution subsidiaries filed a joint restructuring proposal with the NYPSC in October 1999. Settlement discussions with the Staff of the NYPSC and other interested parties were held regarding the joint restructuring proposal. Those discussions resulted in an Interim Gas Restructuring Agreement which the NYPSC approved in its Order Establishing Interim Rate Plan ("Interim Agreement"), issued on December 26, 2000. The Interim Agreement as approved provided that, among other things: (i) present base rates will remain unchanged; (ii) heating customers will receive a one-time bill credit of $50 to offset gas commodity prices during the winter of 2001; and (iii) marketers will receive an incentive payment equal to 8% of the delivery charges marketers incur to serve firm customers to encourage marketers to provide gas commodity sales to our customers. Both the $50 credit and the 8% incentive payment will be deferred, and the formula for recovery of potential stranded capacity costs will be modified to maintain a more stable allocation of fixed costs between sales and transportation services. The term of the Interim Agreement expires on June 30, 2001, and also provides that the parties will resume negotiations on issues that were not resolved, including, daily balancing, a migration program for cooking- only customers, a low income customer aggregation program, and a back out credit to be applied to rates charged to customers who migrate to a non-utility energy supplier. We, the Staff of the NYPSC and other interested parties have begun discussions to address the issues remaining in the case.

New England

In July 1997, the DTE directed Massachusetts gas distribution companies to undertake a collaborative process with other stakeholders to develop common principles under which comprehensive gas service unbundling might proceed. A settlement agreement by the LDC's and the marketer group regarding model terms and conditions for unbundled transportation service was approved by the DTE in November 1998. In February 1999, the DTE issued its order on how unbundling of natural gas service will proceed. For a five year transition period, the DTE determined that LDC contractual commitments to upstream capacity will be assigned on a mandatory, pro rata basis to marketers selling gas supply to the LDC's customers. The approved mandatory assignment method eliminates the possibility that the costs of upstream capacity purchased by the LDCs to serve firm customers will be absorbed by the LDC or other customers through the transition period. The DTE also found that, through the transition period, LDCs will retain primary responsibility for upstream capacity planning and procurement to assure that adequate capacity is available to support customer requirements and growth. Last fall, the DTE approved the LDCs Terms and Conditions of Distribution Service that conform to the settled upon model terms and conditions. Effective November 1, 2000, all Massachusetts gas customers have the option to purchase their gas supplies from third party sources other than the LDCs.

We believe that the actions described above strike a balance among competing stakeholder interests in order to most effectively make available the benefits of the unbundled gas supply market to all customers.

The Electric Industry in New York and Long Island

As previously mentioned, our electric operations on Long Island are generally governed by service agreements with LIPA. The agreements have terms of eight to fifteen years and generally provide for recovery of virtually all costs of production, operation and maintenance. At this time, we face minimal competitive pressures associated with our electric operations on Long Island.

With our investment in the Ravenswood facility, we also have electric operations in New York City. We currently sell the energy produced by the Ravenswood facility, as well as its capacity, through daily and/or hourly bidding into the NYISO energy markets. New York City local reliability rules currently require that 80% of the electric capacity needs of New York City is to be provided by "in-city" generators. At this time, there is a shortage of in-city capacity and therefore, we anticipate that we can sell the capacity of the Ravenswood facility at a level approaching the FERC mandated price cap. We expect that the current local reliability rules will remain in effect at least through October 31, 2001. However, should new, more efficient electric power plants be built in New York City and/or the requirement that 80% of in-city load be served by in-city generators be modified, capacity and energy sales volumes could be adversely affected. We cannot predict, however, when or if new power plants will be built or the nature of future New York City requirements.

California Deregulation

In the late 1990's, the California Public Utilities Commission ("CPUC") ordered the state's electric utilities to divest their generation assets, and purchase their electricity supply from the California Power Exchange (PX) on a spot or short term basis. In addition, the electric utilities were subjected to caps on the prices they charged their customers at retail. No provisions were made in the CPUC's orders or the restructuring agreements entered into by the utilities and other parties to reopen the retail rate issue in the event the utilities' financial integrity became jeopardized.

Within the last year, wholesale electricity supply levels have become insufficient to meet demand, spot market prices have increased, and retail rates are now insufficient to compensate the utilities for their wholesale supply costs, causing severe financial disruptions for those utilities.

In contrast, our gas distribution subsidiaries maintain flexibility in their gas procurement policies and practices and are not required to purchase gas commodity or capacity in any specific manner as long as the purchases are made on a least cost basis. Our gas distribution subsidiaries also operate under rate regulated cost recovery mechanisms associated with their retail rates that provide for recovery of costs on a current and deferred basis. In the event that our gas distribution subsidiaries' financial integrity were jeopardized, there is a provision in their currently effective rate plans that would allow for the reexamination of their retail rate structure. With regards to our electric service operations, as previously indicated, under our LIPA service agreements, virtually all costs of production, operation and maintenance are being recovered.

In addition, due to New York City local reliability rules, we anticipate that we can sell a significant portion of the capacity associated with the Ravenswood facility. Moreover, we are currently recovering 100% of our electric fuel costs and expect to continue to recover these costs through sales into the NYISO.

Derivative Financial Instruments

As previously mentioned, and more fully detailed in Note 10 to the Consolidated Financial Statements, "Hedging, Derivative Financial Instruments and Fair Values," we employ derivative instruments to hedge a portion of our exposure to commodity price risk and interest rate risk and to fix the selling price on a portion of our peak electric energy capacity. All of our derivative financial instruments, except for certain interest rate swaps, are and will continue to be classified as cash-flow hedges and expire in 2001. As a result, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" is not expected to have a material effect on our net income in 2001, but could have a significant effect on comprehensive income because of fluctuations in the market value of the derivatives employed for hedging certain risks. Under SFAS No. 133, periodic changes in market value are recorded as comprehensive income, subject to effectiveness, and then included in net income to match the underlying transactions.

Futures, Options and Swaps: We employ, from time to time, derivative financial instruments, such as futures, options and swaps, for the purpose of hedging exposure to commodity price risk and to fix the selling price on a portion of our peak electric energy capacity.

Whenever hedge positions are in effect, we are exposed to credit risk in the event of nonperformance by counter parties to derivative contracts, as well as nonperformance by the counter parties of the transactions against which they are hedged. We believe that the credit risk related to the futures, options and swap instruments is no greater than that associated with the primary commodity contracts which they hedge, as the instrument contracts are with major investment grade financial institutions, and that reduction of the exposure to price risk lowers our overall business risk.

Interest Rate Hedges: We continually monitor the cost relationship between fixed and variable rate debt. In line with our objective to minimize capital costs, we periodically enter into hedging transactions through interest rate swaps that effectively convert the terms of the underlying debt obligations from fixed to variable and/or variable to fixed. Swap agreements are only entered into with creditworthy counter parties.

Foreign Currency Fluctuations

We follow the principles of SFAS No. 52, "Foreign Currency Translation" for recording our investments in foreign affiliates. Due to our purchases of certain Canadian interests and our continued activities in Northern Ireland, our investment in foreign affiliates has been growing. At December 31, 2000, our net assets in these affiliates was approximately $347.6 million and at December 31, 2000, the accumulated foreign currency translation debit was $2.3 million. (See
Note 1 to the Consolidated Financial Statements, "Summary of Significant Accounting Policies.")

Item 8. Financial Statements and Supplementary Data

Financial Statement Responsibility

KeySpan's and its subsidiaries' Consolidated Financial Statements were prepared by management in conformity with generally accepted accounting principles.

KeySpan's system of internal controls is designed to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management's authorizations and recorded to permit preparation of financial statements that present fairly the financial position and operating results of KeySpan. KeySpan's internal auditors evaluate and test the system of internal controls. The Company's Vice President and General Auditor reports directly to the Audit Committee of the Board of Directors, which is composed entirely of outside directors. The Audit Committee meets periodically with management, the Vice President and General Auditor and Arthur Andersen LLP to review and discuss internal accounting controls, audit results, accounting principles and practices and financial reporting matters.


                                                   CONSOLIDATED BALANCE SHEET
                                                    (In Thousands of Dollars)


                                                                                 December 31, 2000           December 31, 1999
--------------------------------------------------------------------------------------------------------------------------------


ASSETS
Current Assets
    Cash and temporary cash investments                                $                 94,508     $              128,602
    Customer accounts receivable                                                      1,471,102                    425,643
    Other accounts receivable                                                           300,198                    235,156
    Allowance for uncollectible accounts                                                (49,478)                   (20,294)
    Gas in storage, at average cost                                                     282,654                    144,256
    Materials and supplies, at average cost                                             123,608                     84,813
    Other                                                                               180,651                    159,777
                                                                             ------------------        -------------------
                                                                                      2,403,243                  1,157,953
                                                                             ------------------        -------------------


Equity Investments and Other                                                            199,196                    391,731
                                                                             ------------------        -------------------

Property
    Gas                                                                               5,346,799                  3,449,384
    Electric                                                                          1,412,839                  1,346,851
    Other                                                                               734,801                    375,657
    Accumulated depreciation                                                         (2,301,722)                (1,589,287)
    Gas exploration, production and refining                                          1,781,379                  1,177,916
    Accumulated depletion                                                              (615,799)                  (520,509)
                                                                             ------------------        -------------------
                                                                                      6,358,297                  4,240,012
                                                                             ------------------        -------------------

Deferred Charges
    Regulatory assets                                                                   385,116                    319,167
    Goodwill, net of amortizations                                                    1,848,721                    255,778
    Other                                                                               355,548                    366,050
                                                                             ------------------        -------------------
                                                                                      2,589,385                    940,995
                                                                             ------------------        -------------------

                                                                             ------------------        -------------------
Total Assets                                                           $             11,550,121     $            6,730,691
                                                                             ==================        ===================






               See accompanying Notes to the Consolidated Financial Statements.

                                                   CONSOLIDATED BALANCE SHEET
                                                    (In Thousands of Dollars)

                                                                                    December 31, 2000          December 31, 1999
------------------------------------------------------------------------------------------------------------------------------------


LIABILITIES AND CAPITALIZATION
Current Liabilities
     Current redemption of long-term debt                              $                       5,480    $                    -
    Current redemption of preferred stock                                                          -                   363,000
    Accounts payable and accrued expenses                                                  1,429,267                   645,347
    Commercial paper                                                                       1,300,237                   208,300
    Dividends payable                                                                         62,218                    61,306
    Taxes accrued                                                                             74,614                    50,437
    Customer deposits                                                                         32,855                    31,769
    Interest accrued                                                                          69,402                    28,093
                                                                              ----------------------       -------------------
                                                                                           2,974,073                 1,388,252
                                                                              ----------------------       -------------------

Deferred Credits and Other Liabilities
    Regulatory liabilities                                                                    34,486                    26,618
    Deferred income tax                                                                      451,721                   188,930
    Postretirement benefits and other reserves                                               662,866                   501,603
    Other                                                                                    126,818                    66,200
                                                                              ----------------------       -------------------
                                                                                           1,275,891                   783,351
                                                                              ----------------------       -------------------

Capitalization
    Common stock                                                                           2,985,022                 2,973,388
    Retained earnings                                                                        480,639                   456,882
    Other Comprehensive Income                                                                   825                     5,014
    Treasury stock purchased                                                                (650,670)                 (722,959)
                                                                              ----------------------       -------------------
      Total common shareholders' equity                                                    2,815,816                 2,712,325
    Preferred stock                                                                           84,205                    84,339
    Long-term debt                                                                         4,274,938                 1,682,702
                                                                              ----------------------       -------------------
Total Capitalization                                                                       7,174,959                 4,479,366
                                                                              ----------------------       -------------------

Minority Interest in Subsidiary Companies                                                    125,198                    79,722
                                                                              ----------------------       -------------------
Total Liabilities and Capitalization                                   $                  11,550,121    $            6,730,691
                                                                              ======================       ===================


                See accompanying Notes to the Consolidated Financial Statements.

                                                CONSOLIDATED STATEMENT OF INCOME
                                       (In Thousands of Dollars, Except Per Share Amounts)

                                                                           Year                      Year              Nine Months
                                                                           Ended                     Ended                Ended
                                                                        December 31,              December 31,         December 31,
                                                                           2000                      1999                 1998
---------------------------------------------------------------- ------------------------- ---------------------- ------------------
Revenues
Gas Distribution                                                    $       2,555,785   $          1,753,132       $      856,172
Electric Services                                                           1,444,711                861,582              738,316
Gas Exploration and Production                                                274,209                150,581               70,812
Energy Services                                                               771,861                186,529               63,064
Energy Investments and Other                                                   74,924                  2,789                  117
                                                                      ---------------       ----------------        -------------
Total Revenues                                                              5,121,490              2,954,613            1,728,481
                                                                      ---------------       ----------------        -------------
Operating Expenses
Purchased gas for resale                                                    1,408,621                744,432              331,690
Fuel and purchased power                                                      460,900                 17,252               91,762
Operations and maintenance                                                  1,695,507              1,091,166              777,678
Early retirement and severance charges                                         65,175                      -               64,635
Depreciation, depletion and amortization                                      335,106                253,440              254,859
Operating taxes                                                               424,318                366,154              257,124
                                                                      ---------------       ----------------        -------------
Total Operating Expenses                                                    4,389,627              2,472,444            1,777,748
                                                                      ---------------       ----------------        -------------
Operating Income (Loss)                                                       731,863                482,169              (49,267)
                                                                      ---------------       ----------------        -------------

Other Income and (Deductions)
Income from equity investments                                                 20,010                 15,347                5,841
Interest income                                                                13,190                 26,993               50,104
Transaction related expenses (net of $99,701 income tax)                            -                      -             (107,912)
Minority interest                                                            (26,342)               (11,141)               29,141
Other                                                                        (18,288)                 15,356              (13,901)
                                                                      ---------------       ----------------        -------------
Total Other Income                                                           (11,430)                 46,555              (36,727)
                                                                      ---------------       ----------------        -------------
Income (Loss) Before Interest Charges
  and Income Taxes                                                            720,433                528,724              (85,994)
                                                                      ---------------       ----------------        -------------

Interest Charges                                                              203,350                133,751              140,733
                                                                      ---------------       ----------------        -------------

Income Taxes
    Current                                                                   169,823                 26,618               26,142
    Deferred                                                                   46,453                109,744              (85,936)
                                                                      ---------------       ----------------        -------------
Total Income Taxes                                                            216,276                136,362              (59,794)
                                                                      ---------------       ----------------        -------------

Net Income (Loss)                                                             300,807                258,611             (166,933)
Preferred stock dividend requirements                                          18,113                 34,752               28,604
                                                                      ---------------       ----------------        -------------
Earnings (Loss) for Common Stock                                    $         282,694    $           223,859     $       (195,537)
                                                                      ===============       ================        =============

Average Common Shares Outstanding (000)                                       134,357                138,526              145,767
                                                                    $                    $                       $
Basic and Diluted Earnings (Loss) Per Common Share                               2.10                   1.62               (1.34)
                                                                      ===============       ================        =============

                See accompanying Notes to the Consolidated Financial Statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In Thousands of Dollars)

                                                                                                                     Nine Months
                                                                           Year Ended           Year Ended               Ended
                                                                          December 31,          December 31,         December 31,
                                                                              2000                 1999                  1998

------------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net Income (Loss)                                                    $          300,807         $   258,611     $      (166,933)
Adjustments to reconcile net income to net
           cash provided by (used in) operating activities
      Depreciation, depletion and amortization                                  335,106             253,440              254,859
      Early retirement and severance accruals                                    65,175                   -               64,635
      Deferred income tax                                                        46,453             109,744             (85,936)
      Income from equity investments                                            (20,010)            (15,347)             (5,841)
      Dividends from equity investments                                          21,507               9,368                4,219
Changes in assets and liabilities
      Accounts receivable                                                      (800,033)           (132,114)            (81,024)
      Materials and supplies, fuel oil and  gas in storage                      (36,952)             (9,789)            (63,195)
      Accounts payable and accrued expenses                                     452,076              83,493              132,028
      Interest accrued                                                           32,659               8,128            (151,268)
      Special deposits                                                           17,896              52,373             (41,040)
      Other                                                                      35,221             (28,902)           (320,792)
                                                                   --------------------   -----------------   ------------------
Net Cash Provided by (Used in) Operating Activities                             449,905             589,005            (460,288)
                                                                   --------------------   -----------------   ------------------

Investing Activities
Construction expenditures                                                      (633,035)           (671,845)           (676,563)
Other Investments                                                              (292,222)            (53,825)                   -
Acquisition of Eastern Enterprise and EnergyNorth, Inc.                      (1,946,043)                  -                    -
Net Proceeds from LIPA Transaction                                                    -                   -            2,314,588
Other                                                                              (510)             30,006              178,634
                                                                   --------------------   -----------------   ------------------
Net Cash (Used in) Provided by Investing Activities                          (2,871,810)           (695,664)           1,816,659
                                                                   --------------------   -----------------   ------------------

Financing Activities
Proceeds from sale of common stock                                                    -                   -               10,170
Treasury stock issued  (purchased)                                               72,289            (299,243)           (423,716)
Issuance of long-term debt                                                    2,166,955             102,648              112,535
Issuance of commercial paper                                                  1,300,237             208,300                    -
Payment of commercial paper                                                    (364,865)                  -                    -
Payment of long-term debt                                                       (68,365)           (442,475)           (103,000)
Issuance of preferred stock                                                           -                   -               84,973
Payment of preferred stock                                                     (363,000)                  -                    -
Preferred stock dividends paid                                                  (20,261)            (34,760)            (28,604)
Common stock dividends paid                                                    (239,740)           (249,567)           (210,177)
Settlement on interest rate lock                                                (59,490)                  -                    -
Other                                                                           (35,949)              7,582             (36,695)
                                                                   --------------------   -----------------   ------------------
Net Cash Provided by (Used in) Financing Activities                           2,387,811            (707,515)           (594,514)
                                                                   --------------------   -----------------   ------------------
Net (Decrease) or Increase in Cash and Cash Equivalents              $          (34,094)     $     (814,174)    $        761,857
                                                                   ====================   =================   ==================
Cash and cash equivalents at beginning of period                     $          128,602      $      942,776     $        180,919
Net (Decrease) or Increase in cash and cash equivalents                         (34,094)           (814,174)             761,857
                                                                   --------------------   -----------------   ------------------
Cash and Cash Equivalents at End of Period                           $           94,508      $      128,602     $        942,776
                                                                   ====================   =================   ==================
Interest paid                                                        $          165,020      $      109,614     $        125,914
Income tax paid                                                      $          187,219      $       38,700     $         94,680

                See accompanying Notes to the Consolidated Financial Statements.

                                           CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                                    (In Thousands of Dollars)

                                                                                                                      Nine Months
                                                              Year Ended                 Year Ended                      Ended
                                                             December 31,            December 31, 1999             December 31, 1998
                                                                 2000
-----------------------------------------------------  ------------------------  -------------------------- ------------------------
Balance at Beginning of Period                         $       456,882          $          474,188         $               956,092
Net Income (loss) for period                                   300,807                     258,611                        (166,933)
                                                       ------------------------  -------------------------- ------------------------
                                                               757,689                     732,799                         789,159
Deductions:
Cash dividends declared on common stock                        239,740                     246,251                         214,012
Cash dividends declared on preferred stock                      20,298                      34,752                          28,604
Other, primarily write-off of
       capital stock expense                                    17,012                      (5,086)                         72,355
                                                       ------------------------  -------------------------- ------------------------
Balance at End of Period                               $       480,639          $          456,882         $               474,188
-----------------------------------------------------  ------------------------  -------------------------- ------------------------

                                         CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                                    (In Thousands of Dollars)

                                                                                                                      Nine Months
                                                                    Year Ended               Year Ended                  Ended
                                                                December 31, 2000         December 31, 1999        December 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                  $          300,807 $              258,611  $              (166,933)
                                                            ------------------ ----------------------  -------------------------
Other comprehensive income (loss), net of tax
    Foreign currency translation adjustments                            (7,320)                 5,633                     (619)
    Unrealized gains on securities                                       3,131                      -                        -
                                                            ------------------ ----------------------  -------------------------
Other comprehensive income (loss)                                       (4,189)                 5,633                     (619)
                                                            ------------------ ----------------------  -------------------------
Comprehensive income                                        $          296,618 $              264,244  $              (167,552)
----------------------------------------------------------  ------------------ ----------------------  -------------------------
Related tax (benefit) expense
    Foreign currency translation adjustments                $           (3,941)$                3,033  $                  (333)
    Unrealized gains on securities                                       1,686                      -                        -
                                                            ------------------ ----------------------  -------------------------
Total tax (benefit) expense                                 $           (2,255)$                3,033  $                  (333)
----------------------------------------------------------  ------------------ ----------------------  -------------------------











                See accompanying Notes to the Consolidated Financial Statements.

                                            CONSOLIDATED STATEMENT OF CAPITALIZATION


                                                                    Shares Issued                          (In Thousands of Dollars)
-------------------------------------------------- --- -----------------------------------------------------------------------------
                                                           December 31,         December 31,        December 31,        December 31,
                                                               2000                 1999                2000                1999
-------------------------------------------------- --- -----------------------------------------------------------------------------
Common Shareholder's Equity
Common Stock, $0.01 par value                               158,837,654         158,837,654    $          1,588    $           1,588
Premium on capital stock                                                                              2,983,434            2,971,800
Retained Earnings                                                                                       480,639              456,882
Other Comprehensive Income                                                                                  825                5,014
Treasury Stock                                               22,474,628          24,971,577           (650,670)            (722,959)
                                                       ----------------  ------------------       -------------       --------------
Total Common Shareholder's Equity                           136,363,026         133,866,077           2,815,816            2,712,325
                                                       ----------------  ------------------       -------------       --------------

Preferred Stock - Redemption Required
Par Value $25 per share
     7.95% Series AA                                                  -          14,520,000                   -              363,000
Less - mandatory redemption of preferred stock                                                                -              363,000
                                                                                                  -------------       --------------
Total Preferred Stock - Redemption Required                                                                   -                    -
                                                                                                  -------------       --------------

Preferred Stock - No Redemption Required
Par Value $100 per share
     7.07% Series B-private placement                           553,000             553,000              55,300               55,300
     7.17% Series C-private placement                           197,000             197,000              19,700               19,700
     6.00% Series A-private placement                            92,050              93,390               9,205                9,339
                                                                                                  -------------       --------------
Total Preferred Stock -
      No Redemption Required                                                                             84,205               84,339
                                                                                                  -------------       --------------

------------------------------------------------------------------------------------------------------------------------------------
Long - Term Debt                                          Interest Rate           Maturity
                                                       ----------------------------------------

First Mortgage Bonds                                      5.50% - 10.10%         2002-2028              322,872                    -
                                                                                                 ------------------  ---------------
Notes
     Medium Term Notes                                    6.80% - 9.75%          2005-2030            2,260,000                    -
     Senior Subordinated Notes                                8.625%                2008                100,000              100,000
                                                                                                 ------------------  ---------------
Total Notes                                                                                           2,360,000              100,000
                                                                                                 ------------------  ---------------

Gas Facilities Revenue Bonds                                 Variable               2020                125,000             125,000
                                                          5.50% - 6.95%          2020-2026              523,500             523,500
                                                                                                 ------------------  ---------------
Total Gas Facilities Revenue Bonds                                                                      648,500             648,500
                                                                                                 ------------------  ---------------

Authority Financing Notes                                    Variable            2027-2028               66,005              66,005
                                                                                                 -----------------   ---------------

Promissory Notes to LIPA
     Debentures                                               8.20%                 2023                270,000             270,000
     Pollution Control Revenue Bonds                          5.15%                 2016                108,022             108,022
     Electric Facilities Revenue Bonds                    5.30% - 7.15%          2019-2025              224,405             224,405
                                                                                                 -----------------   ---------------
Total Promissory Notes to LIPA                                                                          602,427             602,427
                                                                                                 ----------------    ---------------

Other Subsidiary Debt                                                                                   328,227             267,405
                                                                                                 ----------------    ---------------

Capital Leases                                                                   2008-2020               22,005                   -
                                                                                                 ----------------    ---------------

Subtotal                                                                                              4,350,036           1,684,337
     Unamortized Interest Rate Hedge
        and Debt Discount                                                                              (69,618)             (1,635)
     Less Current Maturities                                                                              5,480                   -
                                                                                                 -----------------  ----------------
Total Long Term Debt                                                                                  4,274,938           1,682,702
                                                                                                 -----------------  ----------------
Total Capitalization                                                                               $  7,174,959    $      4,479,366
                                                                                                 =================  ================

                See accompanying Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies

A.  Organization of the Company

KeySpan Corporation, a New York corporation, was formed in May 1998, as a result of the business combination of KeySpan Energy Corporation, the parent of The Brooklyn Union Gas Company, and certain businesses of the Long Island Lighting Company ("LILCO"). On November 8, 2000, we acquired Eastern Enterprises ("Eastern"), a Massachusetts business trust, and the parent of several gas utilities operating in Massachusetts. Also on November 8, 2000, Eastern acquired EnergyNorth, Inc. ("ENI"), the parent of a gas utility operating in central New Hampshire. KeySpan Corporation will be referred to in these notes to the Consolidated Financial Statements as "KeySpan", "we", "us" and "our."

Our core business is gas distribution, conducted by our six regulated gas utility subsidiaries: The Brooklyn Union Gas Company d/b/a KeySpan Energy Delivery New York ("KEDNY") and KeySpan Gas East Corporation d/b/a KeySpan Energy Delivery Long Island ("KEDLI") distribute gas to customers in the boroughs of Brooklyn, Queens and Staten Island in New York City and the counties of Nassau and Suffolk on Long Island, respectively; Boston Gas Company, Colonial Gas Company and Essex Gas Company, each doing business as KeySpan Energy Delivery New England ("KEDNE"), distribute gas to customers in southern and central Massachusetts; and EnergyNorth Natural Gas, Inc., d/b/a KeySpan Energy Delivery New England distributes gas to customers in central New Hampshire. Together, these companies distribute gas to approximately 2.4 million customers throughout the Northeast.

We also own and operate generating plants on Long Island and in New York City. Under contractual arrangements, we provide power, electric transmission and distribution services, billing and other customer services for approximately one million electric customers of the Long Island Power Authority ("LIPA"). (See
Note 2, "Business Segments" for additional information on each operating segment.)

Our other subsidiaries are involved in gas and oil exploration and production; gas storage; wholesale and retail gas and electric marketing; appliance service; heating, ventilation and air conditioning installation and services; large energy-system ownership, installation and management; fiber optic services; energy-related internet activities; fuel cells; marine transportation, including the barge hauling of fuel and other cargo; and providing meter reading equipment and services to municipal utilities. We also invest in, and participate in the development of, pipelines and other energy-related projects, domestically and internationally.

We are a registered holding company under the Public Utility Holding Company Act of 1935 ("PUHCA"), as amended. Therefore, our corporate and financial activities and those of our subsidiaries, including their ability to pay dividends to us, are subject to regulation by the Securities and Exchange Commission ("SEC"). Under our holding company structure, we have no independent operations or source of income of our own and conduct substantially all of our operations through our subsidiaries and, as a result, we depend on the earnings and cash flow of, and dividends or distributions from, our subsidiaries to provide the funds necessary to meet our debt and contractual obligations. Furthermore, a substantial portion of our consolidated assets, earnings and cash flow is derived from the operations of our regulated utility subsidiaries, whose legal authority to pay dividends or make other distributions to us is subject to regulation by state regulatory authorities.

B.  Basis of Presentation

The Consolidated Financial Statements presented herein reflect the accounts of KeySpan and its subsidiaries. Most of our subsidiaries are fully consolidated in the financial information presented, except for certain subsidiary investments in the Energy Investment segment which are accounted for on the equity method as we do not have a controlling voting interest or otherwise have control over the management of such investee companies. All significant intercompany transactions have been eliminated.

Certain reclassifications were made to conform prior period financial statements with the current period financial statement presentation.

The financial statements presented herein include the year ended December 31, 2000, the year ended December 31, 1999, and the nine month period April 1, 1998 through December 31, 1998 (the "Transition Period"). For financial reporting purposes, LILCO was deemed the acquiring company pursuant to a purchase accounting transaction, in which KeySpan Energy Corporation ("KSE") was acquired ("KeySpan Acquisition"). Consequently, our financial results prior to May 29, 1998 reflect those of LILCO only. Since the acquisition of KeySpan Energy Corporation was accounted for as a purchase, related accounting adjustments, including goodwill, have been reflected in the financial statements herein. Further, in September 1998, we changed our fiscal year end from March 31 to December 31. For additional information regarding the KeySpan acquisition. (See
Note 15. "Sale of LILCO Assets, Acquisition of KeySpan Energy Corporation and Transfer of Assets and Liabilities to KeySpan.")

As noted,  on  November  8,  2000,  we  completed  the  acquisitions  of Eastern
Enterprises ("Eastern") and EnergyNorth Inc. The transactions have been accounted for using the purchase method of accounting for business combinations and accordingly the accompanying consolidated financial statements include the results of Eastern and ENI for the period November 8, 2000 through December 31, 2000.

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

C.  Accounting for the Effects of Rate Regulation

The accounting records for our six regulated gas utilities are maintained in accordance with the Uniform System of Accounts prescribed by the Public Service Commission of the State of New York ("NYPSC"), the New Hampshire Public Utility Commission, and the Massachusetts Department of Telecommunications and Energy ("DTE"). Our electric generation subsidiaries are not subject to state regulation, but they are subject to Federal Energy Regulatory Commission ("FERC") regulation. Our financial statements reflect the ratemaking policies and actions of these regulators in conformity with generally accepted accounting principles for rate-regulated enterprises.

Four of our six regulated gas utilities (KEDNY, KEDLI, Boston Gas Company and EnergyNorth Natural Gas, Inc.) and our electric generation subsidiaries are subject to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation." This statement recognizes the ability of regulators, through the ratemaking process, to create future economic benefits and obligations affecting rate-regulated companies. Accordingly, we record these future economic benefits and obligations as regulatory assets and regulatory liabilities, respectively.

In separate merger-related orders issued by the DTE, the base rates charged by Colonial Gas Company and Essex Gas Company have been frozen at their current levels for a ten-year period. Due to the length of this base rate freeze, the Colonial and Essex Gas Companies have previously discontinued the application of SFAS No. 71.

The following table presents our net regulatory assets at December 31, 2000 and December 31, 1999.

                                                      (In Thousands of Dollars)
-----------------------------------------------------------------------------------------------------------
                                                               December 31, 2000          December 31, 1999
--------------------------------------------------------  -------------------- ----------------------------
Regulatory Assets
   Regulatory tax asset                                   $            61,071      $            65,462
   Property taxes                                                      51,948                   40,434
   Environmental costs                                                116,609                   95,627
   Postretirement benefits other than pensions                         89,188                   48,553
   Costs associated with the KeySpan Acquisition                       66,300                   69,091
                                                           ------------------       ----------------------
Total Regulatory Assets                                   $           385,116      $           319,167
Regulatory Liabilities                                                 34,486                   26,618
                                                           ------------------       ----------------------
Net Regulatory Assets                                     $           350,630      $           292,549
--------------------------------------------------------   ------------------       ----------------------

The regulatory assets above are not included in our rate base. However, we record carrying charges on the property tax and costs associated with the KeySpan Acquisition deferrals. We also record carrying charges on our regulatory liability. The remaining regulatory assets represent, primarily, costs for which expenditures have not yet been made, and therefore, carrying charges are not recorded. We anticipate recovering these costs in our gas rates concurrently with future cash expenditures. If recovery is not concurrent with the cash expenditures, we will record the appropriate level of carrying charges. Deferred gas costs of $189.8 million and $1.2 million at December 31, 2000 and December 31, 1999, respectively are reflected in accounts receivable on the Consolidated Balance Sheet.

We estimate that full recovery of our regulatory assets will not exceed 15 years, except for the tax regulatory asset which will be recovered over the estimated lives of certain utility property.

Rate regulation is undergoing significant change as regulators and customers seek lower prices for utility service and greater competition among energy service providers. In the event that regulation significantly changes the opportunity for us to recover costs in the future, all or a portion of our regulated operations may no longer meet the criteria for the application of SFAS No. 71. In that event, a write-down of all or a portion of our existing regulatory assets and liabilities could result. If we had been unable to continue to apply the provisions of SFAS No. 71 for any of our rate regulated subsidiaries, we would have applied the provisions of SFAS No. 101 "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71." We estimate that the write-off of all our net regulatory assets at December 31, 2000 could result in a charge to net income of $227.9 million or $1.70 per share, which would be classified as an extraordinary item. In management's opinion, our regulated subsidiaries that are currently subject to the provisions of SFAS No. 71 will continue to be subject to SFAS No. 71 for the foreseeable future.

D.  Revenues

Utility gas customers are billed monthly and bi-monthly on a cycle basis. Revenues include unbilled amounts related to the estimated gas usage that occurred from the most recent meter reading to the end of each month.

The cost of gas used is recovered when billed to firm customers through the operation of gas adjustment clauses ("GAC") included in utility tariffs. The GAC provision requires an annual reconciliation of recoverable gas costs and GAC revenues. Any difference is deferred pending recovery from or refund to firm customers. Further, net revenues from tariff gas balancing services, off-system sales and certain on-system interruptible sales are refunded, for the most part, to firm customers subject to certain sharing provisions.

The New York and Long Island gas utility tariffs contain weather normalization adjustments that largely offset shortfalls or excesses of firm net revenues (revenues less gas costs and revenue taxes) during a heating season due to variations from normal weather. The New England gas utility rate structures contain no weather normalization feature, therefore their net revenues are subject to weather related demand fluctuations.

Electric revenues are derived from billings to LIPA for management of LIPA's transmission and distribution ("T&D") system, electric generation, and procurement of fuel. The agreements with LIPA include provisions for us to earn, in the aggregate, approximately $11.5 million per year (plus up to an additional $5 million per year if certain cost savings are achieved) in annual management service fees from LIPA for the management of the LIPA T&D system and the management of all aspects of fuel and power supply. Under a management service agreement ("MSA") costs in excess of budgeted levels are assumed by us up to $15 million, while cost reductions in excess of $5 million from budgeted levels are shared with LIPA. These agreements also contain certain non-cost incentive and penalty provisions which could impact earnings. Billings associated with generation capacity are based on pre-determined levels of supply to be dispatched to LIPA on a yearly basis. Rates billed to LIPA on a monthly basis include fixed and variable components. Billings related to transmission, distribution and delivery services are based, in part, on negotiated budgeted levels.

In addition, electric revenues are derived from our investment in the 2,200 megawatt Ravenswood electric generation facility ("Ravenswood facility"), which we acquired in June 1999. (See Note 9, "Contractual Obligations and Contingencies" for a description of the Ravenswood transaction.) We currently realize revenues from our investment in the Ravenswood facility through the wholesale sale of energy, capacity, and ancillary services to the New York Independent System Operator ("NYISO"). Energy, capacity and ancillary services are sold through a bidding process into the NYISO energy markets on a day ahead or real time basis. Prior to the start of the NYISO on November 19, 1999, however, KeySpan and Consolidated Edison Company of New York, Inc. ("Consolidated Edison") entered into transition energy and capacity contracts. The energy contract provided Consolidated Edison with 100% of the energy produced by the Ravenswood facility on a cost recovery basis. This contract expired on November 19, 1999. The capacity contract provided Consolidated Edison with 100% of the available capacity of the Ravenswood facility on a monthly fixed-fee basis. This contract expired on April 30, 2000.

Revenues earned by our Energy Services segment for the design, building and installation of heating, ventilation and air-conditioning systems are recognized by the percentage of completion method. This method measures the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. Provisions for estimated losses on uncompleted contracts are made in the period such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to cost and income, which are recognized in the period the revisions are determined.

E.  Utility Property - Depreciation and Maintenance

Utility gas property is stated at original cost of construction, which includes allocations of overheads, including taxes, and an allowance for funds used during construction. Electric depreciation consists of depreciation of our electric generating facilities, including the Ravenswood facility from June 19, 1999.

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

                     Period                             Electric           Gas
                     ------                             --------           ---
           Year Ended December 31, 2000                  3.68%             3.51%
           Year Ended December 31, 1999                  3.56%             2.85%
           Nine Months Ended December 31, 1998           2.54%             2.07%


F.  Gas Exploration and Production Property - Depletion

The full cost method of accounting is used for investments in natural gas and oil properties. Under this method, all costs of acquisition, exploration and development of natural gas and oil reserves are capitalized into a "full cost pool" as incurred, and properties in the pool are depleted and charged to operations using the unit-of-production method based on the ratio of current production to total proved natural gas and oil reserves. To the extent that such capitalized costs (net of accumulated depletion) less deferred taxes exceed the present value (using a 10% discount rate) of estimated future net cash flows from proved natural gas and oil reserves and the lower of cost or fair value of unproved properties, such excess costs are charged to operations. If a write-down is required, it would result in a charge to earnings but would not have an impact on cash flows from operating activities. Once incurred, such impairment of gas properties is not reversible at a later date even if gas prices increase. In December 1998, The Houston Exploration Company ("Houston Exploration"), our 70% owned gas and oil exploration and production subsidiary, recorded a $130 million write-down to its investment in its proved gas reserves, which is reflected in the accompanying financial statements.

As of December 31, 2000, Houston Exploration estimates, using prices in effect as of such date, that the ceiling limitation imposed under full cost accounting rules exceeded actual capitalized costs.

G.  Goodwill

At December 31, 2000, we have goodwill in the amount of $1.8 billion, representing the excess of acquisition cost over the fair value of net assets acquired. Goodwill is amortized over 15 to 40 years. Our recorded goodwill, net of accumulated amortizations, consists of approximately $1.5 billion relating to the Eastern and ENI acquisitions, approximately $160 million relating to the KeySpan Acquisition, and approximately $190 million related to the acquisitions of energy-related services companies and to certain ownership interests of 50% or less in energy-related investments in Northern Ireland which are accounted for under the equity method.

H.  Hedging and Derivative Financial Instruments

Commodity Derivatives: We employ, from time to time, derivative financial instruments to hedge exposure in cash flows due to fluctuations in the price of natural gas that is used to serve our large volume customers and used to fuel our Ravenswood facility. Our hedging strategies meet the criteria for hedge accounting treatment under SFAS No. 80, "Accounting for Futures Contracts." Accordingly, gains and losses on these instruments are recognized concurrently with the recognition of the related physical transactions. These derivatives are considered cash-flow hedges.

We regularly assess the relationship between natural gas commodity prices in "cash" and futures markets. The correlation between prices in these markets has been within a range generally deemed to be acceptable. If the correlation were not to remain in an acceptable range, the subsidiaries would account for financial instrument positions as trading activities.

Electric Derivatives: We also utilize derivative instruments to fix the selling price and "lock-in" a profit margin on a portion of our estimated electric sales from the Ravenswood facility. We employ swap agreements in which we receive from a counter party a fixed price per megawatt hour of electricity sold and pay the counter party the then floating market price for electric supply. Further, we have synthetic tolling arrangements in which we receive a fixed margin from a counter party and then pay the counter party our actual profit margin on the sale of electricity. These derivatives are considered cash-flow derivative instruments.

Interest Rate Derivatives: We continually assess the cost relationship between fixed and variable rate debt. In line with our objective to minimize capital costs, we periodically enter into hedging transactions that effectively convert the terms of underlying debt obligations from fixed to variable. Payments made or received are recognized as an adjustment to interest expense as incurred. Hedging transactions that effectively convert the terms of underlying debt obligations from fixed to variable are considered fair-value hedges.

I.  Equity Investments

Certain subsidiaries own as their principal assets investments, including goodwill, representing ownership interests of 50% or less in energy-related businesses that are accounted for under the equity method.

J.  Income Tax

In accordance with SFAS No. 109, "Accounting for Income Taxes" and applicable rate regulation, certain of our regulated subsidiaries record a regulatory asset for the net cumulative effect of having to provide deferred income taxes on all differences between tax and book bases of assets and liabilities at the current tax rate which have not yet been included in rates to customers. Investment tax credits, which were available prior to the Tax Reform Act of 1986, were deferred and are generally amortized as a reduction of income tax over the estimated lives of the related property.

K.  Subsidiary Common Stock Issuances to Third Parties

We follow an accounting policy of income statement recognition for parent company gains or losses from issuances of common stock by subsidiaries.

L.  Foreign Currency Translation

We follow the principles of SFAS No. 52, "Foreign Currency Translation," for recording our investments in foreign affiliates. Under this statement, all elements of the financial statements are translated by using a current exchange rate. Translation adjustments result from changes in exchange rates from one reporting period to another. At December 31, 2000, the foreign currency translation adjustment was included in other comprehensive income as a separate component of shareholders' equity.

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

In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No 133." SFAS No. 138 amends the accounting and reporting standards of SFAS No.133 for a number of transactions. The most significant amendment to SFAS No. 133 as it relates to our operations is that the normal purchase and sales exception found in SFAS No. 133 may now be applied to contracts that implicitly or explicitly permit net settlement, and contracts that have a market mechanism to facilitate net settlement for which physical delivery is probable. Therefore, under SFAS No. 138 our present gas procurement contracts are not considered derivative financial instruments.

All of our derivative financial instruments currently qualify for hedge accounting and, except for an interest rate swap, are cash-flow hedges. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Periodic changes in market value of derivatives which meet the definition of a cash-flow hedge are recorded as comprehensive income, subject to effectiveness, and then included in net income to match the underlying hedged transactions. We adopted SFAS No. 133 on January 1, 2001 and recorded a charge to comprehensive income of $48.4 million. Due to the transition requirements under SFAS No. 133 we did not incur a significant charge to earnings for either our cash flow hedges or fair value hedge upon initial application. Currently all of our derivative instruments expire prior to the end of 2001 and therefore we do not expect SFAS No. 133 to have a material effect on our net income for the year ended December 31, 2001. However, SFAS No. 133 may continue to have a significant effect on comprehensive income because of fluctuations in the market value of the derivatives we employ. Further, depending on the quarterly measurement of hedging effectiveness, SFAS No.133 may have a material effect on our reported quarterly earnings. (See Note 10, "Hedging, Derivative Financial Instruments, and Fair Values" for additional information.)

The FASB recently issued a revision to its Exposure Draft ("ED") on "Business Combinations and Intangible Assets". In the ED, the FASB concluded that the amortization of goodwill will no longer be required. Instead, companies will need to perform yearly impairment tests on the recorded amount of goodwill and determine whether an impairment charge is necessary. The comment deadline on the ED is March 16, 2001 and we believe the FASB will finalize its deliberations on goodwill amortization in the third or fourth quarter of 2001. Goodwill amortization for 2001 is estimated to be approximately $52 million. Depending on the timing of the final statement, we may realize a significant benefit to earnings in 2001 if we are required to discontinue the amortization of goodwill. Such enhancement to earnings will not affect cash flow.

Note 2. Business Segments

We have six reportable segments: Gas Distribution, Electric Services, Gas Exploration and Production, Energy Services, Energy Investments and Other.

The Gas Distribution segment consists of our six gas distribution subsidiaries. KEDNY provides gas distribution services to customers in the New York City boroughs of Brooklyn, Queens and Staten Island. KEDLI provides gas distribution services to customers in the Long Island counties of Nassau and Suffolk and the Rockaway Peninsula of Queens County. KEDNE provides gas distribution service to customers in Massachusetts and New Hampshire.

The Electric Services segment consists of subsidiaries that operate the electric transmission and distribution system owned by LIPA; own and provide capacity to and produce energy for LIPA from our generating facilities located on Long Island; and manage fuel supplies for LIPA to fuel our Long Island generating facilities, all through long-term service contracts having remaining terms that range from five to twelve years. The Electric Services segment also includes subsidiaries that own, lease and operate the 2,200 megawatt Ravenswood electric generation facility, located in Queens, New York. Our contract with Consolidated Edison, which provided Consolidated Edison with 100% of the available capacity of the Ravenswood facility on a fixed monthly fee, expired on April 30, 2000. We now provide all of the energy, capacity and ancillary services related to the Ravenswood facility to the NYISO. Currently, our primary electric generation customers are LIPA and the NYISO energy markets.

The Gas Exploration and Production segment is engaged in gas and oil exploration and production, and the development and acquisition of domestic natural gas and oil properties. This segment consists of our 70% equity interest in Houston Exploration, an independent natural gas and oil exploration company, as well as KeySpan Exploration and Production, LLC, our wholly owned subsidiary engaged in a joint venture with Houston Exploration. Effective December 31, 2000, KeySpan and Houston Exploration mutually agreed that we will no longer participate in Houston Exploration's future offshore exploration prospects. We will, however, continue to maintain our working interest in all wells drilled under the joint venture agreement. We also agreed to continue the development of our working interests in prospects drilled under the drilling program, and for 2001, we have agreed to commit approximately $17 million for the development of prospects successfully drilled during 1999 and 2000. On March 31, 2000, under a pre-existing credit arrangement, approximately $80 million in debt owed by Houston Exploration to us was converted into common equity of Houston Exploration. Upon such conversion, our common equity ownership interest in Houston Exploration increased from 64% to approximately 70%.

The Energy Services segment includes companies that provide energy-related services to customers located within the New York City metropolitan area, Rhode Island, Pennsylvania, and now Massachusetts and New Hampshire, through the following four lines of business: (i) Home Energy Services provides residential customers with service and maintenance of energy systems and appliances, as well as the retail marketing of natural gas and electricity to residential and small commercial customers; (ii) Business Solutions provides professional engineering-consulting and design of energy systems for commercial and industrial customers, including installation of plumbing, heating, ventilation and air conditioning equipment; (iii) Commodity Procurement provides management and procurement services for fuel supply and management of energy sales, primarily for and from the Ravenswood facility; and (iv) Fiber Optic Services provides various services to carriers of voice and data transmission on Long Island and in New York City.

Subsidiaries in the Energy Investments segment hold a 20% equity interest in the Iroquois Gas Transmission System LP, a pipeline that transports Canadian gas supply to markets in the Northeastern United States; a 50% interest in the Premier Transco Pipeline and a 24.5% interest in Phoenix Natural Gas, both in Northern Ireland; and investments in certain midstream natural gas assets in Western Canada through KeySpan Canada, formerly Gulf Midstream. With the exception of KeySpan Canada, these subsidiaries are primarily accounted for under the equity method. Accordingly, equity income from these investments is reflected in other income and (deductions) in the Consolidated Statement of Income. In October 2000, we sold our interest in certain oil producing properties in Alberta, Canada. Further, also in October 2000, we acquired the remaining 50% interest in Gulf Midstream, making us the sole owner, and for financial reporting purposes, these operations are consolidated in our financial statements.

The Other segment represents primarily unallocated administrative and general expenses, interest income earned on temporary cash investments, and preferred stock dividends. Further, this segment includes our marine transportation subsidiary, Midland Enterprises, that was acquired as part of the Eastern acquisition. We have been ordered by the SEC to sell this subsidiary by November 8, 2003 because its operations are not functionally related to our core utility operations.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Our reportable segments are strategic business units that are managed separately because of their different operating and regulatory environments. As a result, among other things, of our acquisitions of Eastern and ENI (and the "push-down" of goodwill and debt associated with the acquisitions on the individual financial statements of the companies acquired), we are currently reviewing the components of our strategic business units and the related method of evaluating their performance by our Chief Operating Officer and Board of Directors. Any changes in the components of our business segments and/or the nature of reporting their operating results from such current review will be effective with our reporting of first quarter 2001 results. The reportable segment information is as follows:

                                                                                                           (In Thousands of Dollars)

                               Gas        Electric    Gas Exploration  Energy     Energy
                          Distribution    Services    and Production   Services   Investments  Other      Eliminations  Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2000

Unaffiliated Revenue         2,555,785     1,444,711     274,209      771,861     33,507         41,417            -       5,121,490
Intersegment Revenue                 -             -           -       63,912          -              -     (63,912)               -
Depreciation, depletion
and amortization               143,335        49,278      95,364       10,511      6,422         30,196            -         335,106
Operating Income               359,399       238,891     134,410       77,805      1,055       (79,697)            -         731,863
Income from equity
  method subsidiaries                -             -           -            -     20,010              -            -          20,010
Interest income                  3,951         1,214           -          966      6,134         74,957     (74,032)          13,190
Interest charges               111,176        24,254      11,360          125      7,636        128,428     (79,629)         203,350
Earnings for Common Stock      160,178       121,997      58,211       40,946     13,929      (112,567)            -         282,694
Basic and Diluted
  Earnings Per Share     $        1.19   $      0.91  $     0.43    $    0.31   $   0.10   $     (0.84)   $        -       $    2.10

Total assets                 7,286,138     1,858,813     830,170      768,016    683,399      5,511,506    (5,387,921)    11,550,121
Investment in equity
  method subsidiaries               -             -            -       15,433    109,751          3,387             -        128,571
Construction expenditures      274,941        69,921     243,799       17,362     26,388            624             -        633,035
--------------------------------------  ------------  ------------ ------------ ----------  -------------- -------------  ----------

Electric Services revenues from LIPA, Consolidated Edison and the New York Independent System Operator of $1.4 billion for the year ended December 31, 2000 represents approximately 28% of our consolidated revenues during that period.

Eliminating Items include intercompany interest income and expense and the elimination of certain intercompany accounts receivable.

                                                                                                       (In Thousands of Dollars)

                                Gas         Electric   Gas Exploration   Energy      Energy
                            Distribution    Services   and Production    Services   Investments   Other   Eliminations  Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1999
Unaffiliated Revenue           1,753,132     861,582      150,581      186,529        2,789            -             -     2,954,613
Depreciation, depletion and
  amortization                   102,997      44,334       74,051        3,548        1,308       27,202             -       253,440
Operating Income                 308,410     139,940       48,530       (4,643)      (6,784)      (3,284)            -       482,169
Income from equity
  method subsidiaries                  -           -            -            -       15,347            -             -        15,347
Interest income                    3,942           -            -            -        5,016       19,393        (1,358)       26,993
Interest charges                  88,370      22,380       13,307            -        3,726       95,252       (89,284)      133,751
Earnings for  Common Stock       151,217      77,099       15,772       (2,528)       8,543      (26,244)            -       223,859
Basic and Diluted
  Earnings Per Share         $      1.09  $     0.56   $     0.11    $   (0.02)   $    0.06     $  (0.18)    $       -    $     1.62

Total assets                   3,774,563   1,267,931      646,657      202,124      503,549     2,584,674   (2,248,807)    6,730,691
Investment in equity
  method subsidiaries                  -           -            -       13,393      341,874         4,016            -       359,283
Construction expenditures        213,845     245,177      183,322        6,179       10,028        13,294            -       671,845
----------------------------- ------------- --------   -----------   ----------   ----------  ------------  -----------     --------

Electric Services revenues from LIPA, and Consolidated Edison of $859 million for the year ended December 31, 1999 represents approximately 29% of our consolidated revenues during that period.

Eliminating Items include intercompany interest income and expense and the elimination of certain intercompany accounts receivable.


                                                                                                       (In Thousands of Dollars)

                                  Gas         Electric   Gas Exploration   Energy     Energy
                              Distribution    Services    and Production   Services   Investments  Other  Eliminations  Consolidated
----------------------------- ------------------------------------------------------------------------------------------------------
Nine Months Ended December 31, 1998
Unaffiliated Revenue             856,172      738,316       70,812         63,064        117             -           -     1,728,481
Depreciation, depletion and
  amortization                    57,351        5,895      177,114            256      1,117        13,126           -       254,859
Operating Income                  57,753      132,016        7,446         (5,914)    (3,890)     (106,678)          -       80,733*
Income from equity
  method subsidiaries                  -            -            -              -      5,841             -           -         5,841
Interest income                    1,328            -            -              -          -        49,200        (424)       50,104
Interest charges                  60,678       69,953        3,870              -          -        60,700     (54,468)      140,733
Earnings for
  Common Stock                     (142)       43,594        2,218         (3,212)    (4,186)      (71,799)          -    (33,527)**
Basic and Diluted
  Earnings Per Share     $            -   $      0.30   $     0.02   $     (0.02) $    (0.03)  $    (0.50)           -   $    (0.23)

Total assets                  3,452,361       693,162      500,162        116,771    429,157     4,439,307  (2,735,818)    6,895,102
Investment in equity
  method subsidiaries                 -             -            -              -    289,193             -           -       289,193
Construction expenditures       128,405        54,090      182,729         28,421    231,791        51,127           -       676,563
---------------------------  -----------  -----------  ------------- -------------- ----------  ----------- ------------  ----------

*Excludes a charge of $130 million to write-down Houston Exploration's proved gas reserves.
**Excludes special charges associated with the LIPA Transaction. See Note 16 - Costs Related to the LIPA Transaction and Special Charges.

Electric Services revenues from LIPA of $408 million for the nine months ended December 31, 1998 represents approximately 24% of our consolidated revenues during that period.

Eliminating Items include intercompany interest income and expense and the elimination of certain intercompany accounts receivable.


Note 3. Income Tax

For calendar year 1999, we began to file consolidated federal and state income tax returns. A tax sharing agreement between ourselves and our subsidiaries provides for the allocation of a realized tax liability or benefit based upon separate return contributions of each subsidiary to the consolidated taxable income or loss in the consolidated income tax returns.

Income tax expense in 1999 reflects an adjustment to deferred tax expense and current tax expense for the utilization of previously deferred net operating loss carryforwards recorded in 1998. In 1998, we recorded as a deferred tax asset, a benefit of $71.1 million for net operating loss carryforwards. We estimated that $57.4 million of the benefits from the net operating loss carryforwards from 1998 would be realized in our consolidated 1999 federal and state income tax returns and, accordingly, we applied the net operating loss benefits in our 1999 federal and state tax provisions.

Income tax expense (benefit) is reflected as follows in the Consolidated Statement of Income:

                                                                                          (In Thousands of Dollars)
-------------------------------------------------------------------------------------------------------------------
                                                                                                     Nine Months
                                                   Year Ended                Year Ended                 Ended
                                                December 31, 2000         December 31, 1999       December 31, 1998
-------------------------------------------------------------------------------------------------------------------
Current  income tax                           $      169,823    $               26,618  $                 26,142
Deferred  income tax                                  46,453                   109,744                  (85,936)
                                                     -------                   -------                 ---------
                                                     216,276                   136,362                  (59,794)
                                                     -------                   -------                 ---------
Current - transaction related (1)                          -                         -                  291,365
Deferred - transaction related (2)                         -                         -                 (391,066)
                                                     -------                   -------                 ---------
                                                           -                         -                  (99,701)
                                                     -------                   -------                 ---------
Total  income tax (benefit)                   $      216,276    $              136,362  $              (159,495)
----------------------------------------------------------------------------------------------------------------

           (1) Primarily represents income taxes associated with the sale of assets (the "Transferred Assets") to us by LIPA, which taxes were paid by us, partially offset by tax benefits recognized upon funding of postretirement benefits.

           (2) Primarily represents the deferred federal income taxes necessary to account for the difference between the carryover basis of the assets sold to us for financial reporting purposes and the new increased tax basis.

The components of deferred tax assets and (liabilities) reflected in the Consolidated Balance Sheet are as follows:

                                                                                       (In Thousands of Dollars)

                                                             December 31, 2000            December 31, 1999
------------------------------------------------------  ---------------------------- ----------------------------
Reserves not currently deductible                       $         56,559        $              35,569
Benefits of tax loss carryforwards                                26,276                       13,694
Property related differences                                    (503,030)                    (155,063)
Regulatory tax asset                                             (21,375)                     (22,912)
Property taxes                                                    (9,740)                     (49,172)
Other items - net                                                   (411)                     (11,046)
                                                                ---------                    ---------
Net deferred tax liability                              $       (451,721)       $            (188,930)
-----------------------------------------------------------------------------------------------------------------

The following is a reconciliation between reported income tax and tax computed at the federal income tax statutory rate of 35%:

                                                                                             (In Thousands of Dollars)

                                                                                                                Nine Months
                                                               Year Ended             Year Ended                   Ended
                                                              December 31,           December 31,              December 31,
                                                                  2000                   1999                      1998
---------------------------------------------------------------------------------------------------------------------------
Computed at the statutory rate                           $     180,979          $      138,241                  $ (114,249)
Adjustments related to:
      Net benefit from LIPA Transaction (1)                          -                       -                     (31,503)
      Tax credits                                               (1,181)                 (2,154)                     (1,809)
      Minority interest in Houston
           Exploration                                           8,768                   3,105                     (10,220)
      State income tax                                          30,384                   4,635                           -
      Other items - net                                         (2,674)                 (7,465)                     (1,714)
                                                         --------------------   ----------------------   ------------------
Total income tax (benefit)                               $     216,276          $      136,362                  $ (159,495)
-------------------------------------------------------  --------------------   ----------------------   ------------------
Effective income tax rate (2)                                      42%                     35%                         N/A

          (1) Includes tax benefits relating to (a) the deferred federal income taxes necessary to account for the difference between the carryover basis of the Transferred Assets for financial reporting purposes and the new increased tax basis and (b) certain credits for financial reporting purposes, including tax benefits recognized on the funding of postretirement benefits, partially offset by income taxes associated with the sale of the Transferred Assets to us by LIPA which taxes were paid by us.

          (2) Reflects both federal as well as state income taxes.

Note 4.  Postretirement Benefits

Pension Plans: The following information represents the consolidated results for our noncontributory defined benefit pension plans which cover substantially all employees. Benefits are based on years of service and compensation. Funding for pensions is in accordance with requirements of federal law and regulations. Prior to the KeySpan Acquisition, pension benefits had been managed separately by our regulated subsidiaries, which were the only subsidiaries with defined benefit plans. We are currently integrating our plans and allocations to individual business segments. KEDLI is subject to certain deferral accounting requirements mandated by the NYPSC for pension costs and other postretirement benefit costs.

The calculation of net periodic pension cost is as follows:

                                                                                                 (In Thousands of Dollars)
----------------------------------------------------------------------------------------------------------------------------
                                                 Year Ended                 Year Ended               Nine Months Ended
                                              December 31, 2000          December 31, 1999           December 31, 1998
---------------------------------------  --------------------------- -------------------------  ----------------------------
Service cost, benefits earned
    during the period                    $        35,810            $       38,372             $          24,608
Interest cost on projected
     benefit  obligation                         109,907                   106,888                        66,341
Expected return on plan assets                  (167,612)                 (138,436)                      (78,201)
Special termination charge (1)                    45,838                         -                        61,558
Settlement Gain (2)                              (20,196)                        -                             -
Net amortization and deferral                    (54,881)                   (8,869)                       (7,486)
                                         --------------------------- -------------------------  ----------------------------
Total pension cost                       $       (51,134)           $       (2,045)             $         66,820
---------------------------------------  --------------------------- -------------------------  ----------------------------

     (1) See  discussion  of early  retirement  program at end of note.
     (2) See discussion of pension plan settlement. Pension cost includes expense and income for KEDNE for the period November 8, 2000 through December 31, 2000.

The following table sets forth the pension plans' funded status at December 31, 2000 and December 31, 1999. Plan assets are principally common stock and fixed income securities.

                                                                                        (In Thousands of Dollars)
-----------------------------------------------------------------------------------------------------------------
                                                              December 31, 2000             December 31, 1999
--------------------------------------------------------  -------------------------  ----------------------------
Change in benefit obligation:
   Benefit obligation at beginning of period              $     (1,529,815)   $                 (1,650,120)
   Benefit obligation of acquisitions                             (309,384)                        (11,700)
   Service cost                                                    (35,810)                        (38,372)
   Interest cost                                                  (109,907)                       (106,888)
   Amendments                                                      (34,400)                        (31,350)
   Actuarial gain (loss)                                          (115,402)                        205,798
   Special termination benefits                                    (45,838)                              -
   Settlements                                                     110,000                               -
   Benefits paid                                                    97,691                         102,817
                                                          ----------------------           ----------------------
Benefit obligation at end of period                             (1,972,865)                     (1,529,815)
                                                          ----------------------           ---------------------
Change in plan assets:
   Fair value of plan assets at beginning of period              2,048,325                       1,675,604
   Fair value of acquired plan assets                              301,998                               -
   Actual return on plan assets                                     69,489                         457,529
   Employer contribution                                            18,322                          18,009
   Settlements                                                    (110,410)                              -
   Benefits paid                                                   (97,691)                       (102,817)
                                                          ----------------------          ----------------------
Fair value of plan assets at end of period                       2,230,033                       2,048,325
                                                          ----------------------          ----------------------
   Funded status                                                   257,168                         518,510
   Unrecognized net (gain) from past experience
     different from that assumed and from
     changes in assumptions                                       (337,288)                       (667,652)
   Unrecognized prior service cost                                  79,914                          80,087
   Unrecognized transition obligation                                2,187                           3,163
Net prepaid (accrued) pension cost reflected              ----------------------          ----------------------
   on consolidated balance sheet                          $          1,981      $                  (65,892)
--------------------------------------------------------  ----------------------          ----------------------

                                                                                                              Nine Months
                                                          Year Ended                Year Ended                   Ended
                                                      December 31, 2000          December 31, 1999         December 31, 1998
-------------------------------------------------  ------------------------  ------------------------- -------------------------
Assumptions:
   Obligation discount                                      7.00%                      7.50%                     6.50%
   Asset return                                             8.50%                      8.50%                     8.50%
   Average annual increase in compensation                  5.00%                      5.00%                     5.00%
-------------------------------------------------  ------------------------  ------------------------- -------------------------

Pension Plan Settlement

We have settled certain participating contracts covering retiree pension plans with MetLife. As required under SFAS No. 88, a gain of $20.2 million has been recognized as part of our pension cost for the year ended December 31, 2000.

Other Postretirement Benefits: The following information represents the consolidated results for our noncontributory defined benefit plans covering certain health care and life insurance benefits for retired employees. We have been funding a portion of future benefits over employees' active service lives through Voluntary Employee Beneficiary Association ("VEBA") trusts. Contributions to VEBA trusts are tax deductible, subject to limitations contained in the Internal Revenue Code. Prior to the KeySpan Acquisition other postretirement benefits had been managed separately by our regulated subsidiaries, which were the only subsidiaries with defined benefit plans. We are currently integrating our plans and allocations to individual business segments.

Net  periodic   other   postretirement   benefit  cost  included  the  following
components:

                                                                                                           (In Thousands of Dollars)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     Nine Months
                                                              Year Ended                     Year Ended                 Ended
                                                           December 31, 2000              December 31, 1999        December 31, 1998
--------------------------------------------------- -------------------------------  --------------------------- -------------------
Service cost, benefits earned
     during the period                              $           14,793                  $    16,747             $          9,569
Interest cost on accumulated post-
     retirement benefit obligation                              47,692                       42,616                       26,414
Expected return on plan assets                                 (42,890)                     (36,842)                     (23,267)
Special termination charge (1)                                   5,590                            -                        3,073
Net amortization and deferral                                   (9,291)                       3,429                       (5,255)
                                                    -------------------------------  --------------------------- -------------------
Other postretirement benefit cost                   $           15,894                  $    25,950             $         10,534
--------------------------------------------------- -------------------------------  --------------------------- -------------------

(1)   See discussion of early retirement program at end of note.
Other post-retirement benefit costs include expense and income for KEDNE for November 8, 2000 through December 31, 2000.

The following table sets forth the plan's funded status at December 31, 2000 and December 31, 1999. Plan assets are principally common stock and fixed income securities.

                                                                                           (In Thousands of Dollars)
--------------------------------------------------------------------------------------------------------------------
                                                                  December 31, 2000           December 31, 1999
------------------------------------------------------------  --------------------------  --------------------------
Change in benefit obligation:
   Benefit obligation at beginning of period                  $         (602,053)       $           (728,255)
   Benefit obligation of acquisitions                                   (123,450)                     (3,075)
   Service cost                                                          (14,793)                    (16,747)
   Interest cost                                                         (47,692)                    (42,616)
   Plan participants' contributions                                         (678)                       (716)
   Amendments                                                                  -                       8,631
   Actuarial gain (loss)                                                (139,840)                    148,126
   Special termination benefits                                           (5,590)                          -
   Benefits paid                                                          38,579                      32,599
                                                              --------------------------  --------------------------
Benefit obligation at end of period                                     (895,517)                   (602,053)
                                                              --------------------------  --------------------------
Change in plan assets:
   Fair value of plan assets at beginning of period                      548,850                     478,778
   Fair value of acquired plan assets                                     39,263                           -
   Actual return on plan assets                                              816                      97,452
   Employer contribution                                                   3,838                       4,503
   Plan participants' contribution                                           678                         716
   Benefits paid                                                         (38,579)                    (32,599)
                                                              --------------------------  --------------------------
Fair value of plan assets at end of period                               554,866                     548,850
                                                              --------------------------  --------------------------
   Funded status                                                        (340,651)                    (53,203)
   Unrecognized net (gain) loss from past  experience
     different from that assumed and from changes in
     assumptions                                                         125,334                     (66,318)
   Unrecognized prior service cost                                        (8,924)                     (8,477)
Accrued benefit cost reflected on                             --------------------------  --------------------------
   consolidated balance sheet                                 $         (224,241)       $           (127,998)
------------------------------------------------------------  --------------------------  --------------------------

                                                      Year Ended                    Year Ended                  Nine Months Ended
                                                   December 31, 2000             December 31, 1999              December 31, 1998
--------------------------------------------------------------------------------------------------------- --------------------------
Assumptions:
 Obligation discount                                    7.00%                          7.50%                          6.50%
 Asset return                                           8.50%                          8.50%                          8.50%
 Average annual increase in  compensation               5.00%                          5.00%                          5.00%
--------------------------------------------------------------------------------------------------------- --------------------------

The measurement of plan liabilities also assumes a health care cost trend rate of 8% grading down to 6% in 2005. A 1% increase in the health care cost trend rate would have the effect of increasing the accumulated postretirement benefit obligation as of December 31, 2000 by $99.8 million and the net periodic health care expense by $9.0 million. A 1% decrease in the health care cost trend rate would have the effect of decreasing the accumulated postretirement benefit obligation as of December 31, 2000 by $87.4 million and the net periodic health care expense by $7.6 million.

In 1993, LILCO adopted the provisions of SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions," and recorded an accumulated postretirement benefit obligation and a corresponding regulatory asset of $376 million. LIPA will reimburse us for costs related to postretirement benefits of the electric business unit employees, therefore, we have reclassified the regulatory asset for postretirement benefits associated with electric business unit employees to a deferred asset.

In 1994, LILCO established VEBA trusts for union and non-union employees for the funding of costs collected in rates for postretirement benefits. For the fiscal year ended March 31, 1998, the trusts were funded with a contribution of $21 million. In May 1998, an additional $250 million was funded into the trusts.

Early Retirement Program

In December 2000, we completed an early retirement program for certain management and union employees. The additional obligations for pensions and other postretirement benefits are reflected at December 31, 2000. Included in the pension and other postretirement benefits expense for the year ended December 31, 2000 are charges of $45.8 million and $5.6 million, respectively related to the early retirement program.

Note 5. Capital Stock

Common Stock: Currently we have 450,000,000 shares of authorized common stock. In 1998, we initiated a program to repurchase a portion of our outstanding common stock on the open market. At December 31, 2000 we had 22.5 million shares, or approximately $650.7 million of Treasury Stock outstanding. We completed this repurchase plan in 1999 and now utilize Treasury Stock to satisfy our common stock plans. During 2000, we issued 2.5 million shares of Treasury Stock for the dividend reinvestment feature of our Investor Program, the Employee Stock Discount Purchase Plan for Employees, and the Employee Savings Plan.

Preferred Stock: We have the authority to issue 100,000,000 shares of preferred stock with the following classifications: 16,000,000 shares of preferred stock, par value $25 per share; 1,000,000 shares of preferred stock, par value $100 per share; and 83,000,000 shares of preferred stock, par value $.01 per share.

At December 31, 2000 we had 553,000 shares outstanding of 7.07% Preferred Stock Series B par value $100; 197,000 shares outstanding of 7.17% Preferred Stock
Series C par value $100; and 92,050 shares outstanding of 6% Preferred Stock Series A par value $100, in the aggregate totaling $84.2 million.

Boston Gas Company has 682,700 shares of 6.421% non-voting preferred stock par value $25 per share outstanding at December 31, 2000. This issue of preferred stock has a 5% annual sinking fund requirement. We have the option of increasing the sinking fund payment up to 10% per year. This issue is callable beginning in 2003 and is reflected in deferred credits and other liabilities on the Consolidated Balance Sheet.

On June 1, 2000, we redeemed, at maturity, all 14,520,000 outstanding shares of our 7.95% Preferred Stock Series AA. Our obligation of $370.2 million included the mandatory redemption price of $25 per share totaling $363.0 million and dividends payable totaling $7.2 million.

Note 6.  Nonqualified Stock Options

At December 31, 2000, we had stock-based compensation plans that are described below. Moreover, under a separate plan, Houston Exploration has issued approximately 2.3 million stock options to key Houston Exploration employees. KeySpan and Houston Exploration apply APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for their plans. Accordingly, no compensation cost has been recognized for these fixed stock option plans in the Consolidated Financial Statements since the exercise prices and market values were equal on the grant dates. Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under the plans consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," our net income and earnings per share would have been decreased to the proforma amounts indicated below:

                                                             Year Ended                   Year Ended               Nine Months Ended
                                                          December 31, 2000            December 31, 1999           December 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) available for
   common stock (000):                As reported             $282,694                     $223,859                   ($195,537)
                                      Proforma                $276,167                     $215,416                   ($198,996)
Earnings (loss) per share:            As reported               $2.10                        $1.62                      ($1.34)
                                      Proforma                  $2.06                        $1.56                      ($1.37)
------------------------------------------------------------------------------------------------------------------------------------

The weighted average fair value of grants issued in 2000 was $2.87. The weighted average fair value of grants issued in 1999 was $3.65. All grants are estimated on the date of the grant using the Black- Scholes option-pricing model. The following weighted average assumptions were used for grants issued in 2000 and 1999 respectively: dividend yield of 8.22% and 6.58%; expected volatility of 24.00% and 23.43%; risk free interest rate of 6.54% and 5.72%; and expected lives of 6 years. The weighted average exercise price is $22.69 and $27.58 for the 2000 and 1999 grants, respectively. There were no grants issued in 1998.

A summary of the status of our fixed stock option plans and changes is presented below for the periods indicated:

                                                     Year Ended               Year Ended                    Nine Months Ended
                                                  December 31, 2000        December 31, 1999                December 31, 1998
-------------------------------------- ---------------------------- -------------------------------- -------------------------------
                                                      Weighted                        Weighted                          Weighted
Fixed Options                                         Average                          Average                          Average
                                           Shares  Exercise Price     Shares       Exercise Price        Shares      Exercise Price
-------------------------------------- ---------------------------- ------------ ------------------- -------------------------------
Outstanding at beginning of period      4,968,398      $28.18            921,066       $30.80           992,300          $30.70
Granted during the year                 3,165,822      $22.69          4,149,000       $27.58             --              --
Exercised                              (1,577,259)     $27.82             (2,666)      $27.75           (13,631)         $28.67
Forfeited                                (100,334)     $26.04            (99,002)      $27.22           (57,603)         $29.45
                                       ---------------------------- ------------ ------------------- -------------------------------
Outstanding at end of period            6,456,627      $25.61          4,968,398       $28.18           921,066          $30.80
-------------------------------------- ---------------------------- ------------ ------------------- -------------------------------
Exercisable at end of period            2,759,599      $29.57          3,638,448       $28.53           921,066          $30.80
------------------------------------------------------------------------------------------------------------------------------------

   Options Outstanding         Remaining         Weighted Average        Options Exercisable
  at December 31, 2000     Contractual Life       Exercise Price        at December 31, 2000
---------------------------------------------- --------------------------------------------------
         65,000                 5 years               $27.00                      65,000
         277,993                6 years               $30.29                     277,993
         338,410                7 years               $32.57                     338,410
        1,681,108               8 years               $27.86                   1,509,068
        1,089,935               9 years               $26.81                     561,058
        3,004,181              10 years               $22.72                       8,070
        ---------                                                              ---------
        6,456,627                                                              2,759,599
---------------------------------------------- --------------------------------------------------

Note 7. Long-Term Debt

Gas Facilities Revenue Bonds: KEDNY can issue tax-exempt bonds through the New York State Energy Research and Development Authority. Whenever bonds are issued for new gas facilities projects, proceeds are deposited in trust and subsequently withdrawn to finance qualified expenditures. There are no sinking fund requirements on any of our Gas Facilities Revenue Bonds. At December 31, 2000, KEDNY had $648.5 million of Gas Facilities Revenue Bonds outstanding. The interest rate on the variable rate series due December 1, 2020 is reset weekly and ranged from 3.40% to 4.90% through December 31, 2000, at which time the average rate was 3.97%.

We have an interest rate swap agreement in which approximately $70 million of our Gas Facility Revenue Bonds, 6.75% Series A and B, were effectively exchanged for floating rate debt. (See Note 10, "Hedging, Derivative Financial Instruments and Fair Values.")

Authority Financing Notes: Our electric generation subsidiary can also issue tax-exempt bonds through the New York State Energy Research and Development Authority. At December 31, 2000, $41.1 million of Authority Financing Notes 1999 Series A Pollution Control Revenue Bonds due October 1, 2028 were outstanding. The interest rate on these notes is reset based on an auction procedure. The interest rate during the year ranged from 3.40% to 5.25%, through December 31, 2000 at which time the rate was 4.00%.

We also have outstanding $24.9 million variable rate 1997 Series A Electric Facilities Revenue Bonds due December 1, 2027. The interest rate on these bonds is reset weekly and ranged from 2.80% to 5.85% through December 31, 2000 at which time the average rate was 4.04%.

Promissory Notes: In accordance with the LIPA agreement, LIPA assumed all of the outstanding long- term debt of LILCO at May 28, 1998 except for the 1997 Series A Electric Facilities Revenue Bonds due December 1, 2027 which were assigned to us. In accordance with the LIPA agreement, we issued promissory notes to LIPA which represented an amount equivalent to the sum of: (i) the principal amount of 7.30% Series Debentures due July 15, 1999 and 8.20% Series Debentures due March 15, 2023 outstanding at May 28, 1998, and (ii) an allocation of certain of the Authority Financing Notes. The promissory notes contain identical terms as the debt referred to in items (i) and (ii) above. During 1999, we extinguished our obligation under certain promissory notes to LIPA. Our obligation for these promissory notes had a principal amount of $442.5 million.

Notes Payable: On February 1, 2000, KEDLI issued $400 million of 7.875 % Medium-Term Notes due February 1, 2010. The net proceeds from the issuance of these notes were used to reimburse our treasury for costs in extinguishing certain promissory notes to LIPA, as previously noted. (For additional information on this issuance see Note 11, "KeySpan Gas East Corporation Summary Financial Data.")

In November 2000, we issued $1.65 billion of Medium-Term Notes, the net proceeds of which were used to repay commercial paper that was issued to finance a portion of the acquisition of Eastern and ENI. The notes were issued in three series as follows: $700 million, 7.25% Notes due 2005; $700 million, 7.625% Notes due 2010 and $250 million, 8.00% Notes due 2030.

Additionally, Boston Gas Company has outstanding $210 million of Medium-Term Notes. These notes, which are not callable until maturity, have interest rates ranging from 6.80% - 9.75% and mature in 2005-2025.

At December 31, 2000, Houston Exploration had outstanding $100 million of 8.625% Senior Subordinated Notes due 2008. These notes were issued in a private placement in March 1998 and are subordinate to borrowings under Houston Exploration's line of credit. These notes are redeemable at the option of Houston Exploration after January 1, 2003.

First Mortgage Bonds: Eastern and ENI and their respective subsidiaries, have issued and outstanding approximately $323 million of first mortgage bonds. Approximately $180 million of these bonds are secured by KEDNE gas utility property and $143 million are secured by marine transportation equipment. The first mortgage bond indentures include, among other provisions, limitations on:
(i) the issuance of long term debt; (ii) engaging in additional lease obligations; and (iii) the payment of dividends from retained earnings.

Commercial Paper and Revolving Credit Agreements: We have two revolving credit agreements with a commercial bank syndicate totaling $1.4 billion. These agreements expire in September 2001, and our current intention is to renew both of these agreements.

Pricing under both facilities is subject to a ratings-based grid with an annual fee of .075% per annum on the balance of funds available. Borrowings will bear interest at LIBOR plus 50 basis points. Borrowings in excess of more than 33% of the total commitment will bear interest at LIBOR plus 62.5 basis points. The credit facilities are used to support our $1.4 billion commercial paper program. At December 31, 2000, $1.3 billion of commercial paper was outstanding at a weighted average annualized interest rate of 7.01%; $99.7 million of commercial paper was available for issuance.

Houston Exploration has an unsecured available line of credit with a commercial bank that provides for a maximum commitment of $250 million subject to borrowing base limitations. This credit facility supports borrowings under a revolving loan agreement, and at December 31, 2000, the borrowing base was $210 million. Up to $2 million of this line is available for the issuance of letters of credit to support performance guarantees. This credit facility matures on March 1, 2003 and is unsecured. Houston Exploration borrowed $32 million under this facility during 2000, and at December 31, 2000, borrowings of $145 million were outstanding and $0.4 million was committed under outstanding letter of credit obligations. Borrowings under this facility bear interest, at rates indexed at a premium to the Federal Funds rate or LIBOR, or based on the prime rate depending on amounts outstanding under the credit facility. The weighted average interest rate on this debt was 7.90% at December 31, 2000.

KeySpan Canada has two revolving twelve month loan agreements with Canadian banks. Under its agreement with the Bank of Canada, KeySpan Canada borrowed $47 million US dollars in 2000. At December 31, 2000, total borrowings under this facility were $133 million US dollars. The weighted average interest rate on these borrowings at December 31, 2000 was 6.42%. This credit facility has been fully utilized. The second facility was negotiated in 2000 with the Bank of Montreal. During the year, KeySpan Canada borrowed $37 million US dollars at a weighted average interest rate of 6.46%. KeySpan Canada has $46 million US dollars available for future borrowing under this facility. These borrowings were used to acquire the remaining 50% interest in Gulf Midstream as well as to fund capital expenditures associated with our Canadian activities.

Capital Leases: Our subsidiaries lease certain facilities and equipment under long-term leases which expire on various dates through 2020. The weighted average interest rate on these obligations was 7.68%.

Debt Maturity: Debt repayment requirements, including capitalized leases and related maturities, are $5.4 million, $5.0 million, $11.1 million, $0.7 million, and $13.5 million for the years 2001 through 2005, respectively and cumulatively $4.3 billion thereafter.

Note 8.  New York Independent System Operator Matters

We currently realize revenues from our investment in the Ravenswood facility through the wholesale sale of energy, installed capacity and ancillary services at FERC approved market based rates. Energy is a quantity of electricity that is produced over a period of time and is measured in megawatt hours (MWh). Installed capacity ("ICAP") is the capability to generate electrical power and is measured in megawatts (MW). Ancillary services include 10-minute spinning and non-spinning reserves available to replace energy that is unable to be delivered due to the unexpected loss of a major energy source. The Ravenswood facility currently sells its energy, installed capacity and ancillary services through bidding into the NYISO energy markets. It also has the ability to sell these services through bilateral transactions.

As a condition of FERC's approval of the Ravenswood facility's market based rate authority, it is subject to certain mitigation measures associated with the sale of its products, the most significant of which are the day ahead energy bid cap, and installed capacity bid and price cap.

Currently, the Ravenswood facility's energy bids are evaluated against the energy price at Indian Point 2 ("Indian Point"). If the Ravenswood facility's bid prices become five percent greater than the price at Indian Point, the Ravenswood facility's bid price is not used. Instead, its bid is capped
(mitigated) at the amount that the Ravenswood facility has bid during unmitigated hours in the prior 90 days. With respect to installed capacity, the Ravenswood facility, as a New York City supplier, is currently subject to an $8.75 per kW-month ICAP bid and price cap.

Due to recent market activity and volatility in the New York energy markets, as well as the projected increased demand for energy during the summer of 2001, the NYISO, NYPSC and FERC have proposed, evaluated and implemented additional market mitigation measures. Many of these mitigation measures will remain in effect during 2001 and additional mitigation measures are expected to be proposed and possibly implemented prior to the summer of 2001. These additional measures are discussed below.

General Mitigation

On November 21, 2000, FERC granted NYISO's requested extension of its Temporary Extraordinary Procedures ("TEP") authority until April 30, 2001. The TEP are designed to address unanticipated market design flaws and transitional abnormalities which occur during the start-up period of the NYISO. Under the TEP, the NYISO may take Extraordinary Corrective Action in order to recalculate energy prices, when possible with reasonable certainty, that are incorrect due to market design flaws. The NYISO will once again request that FERC extend this TEP authority through October 31, 2002.

In addition, on March 1, 2001, Consolidated Edison requested FERC to revise the localized market power mitigation measures for generating units located in the New York City service area. Specifically, Consolidated Edison requested that existing bid mitigation measures be applied to the real-time market as well as the day ahead market. Moreover, Consolidated Edison requested that the mitigation measures apply to all existing and planned New York City generation and not only the divested Consolidated Edison generation.

The NYISO has also been developing a Circuit Breaker mechanism which, according to the NYISO, is intended to implement existing mitigation measures automatically rather than on a one day lag. The NYISO is in the process of implementing this automatic Circuit Breaker. It is not known if regulatory approvals will be obtained nor the potential impact on revenues or earnings associated with these measures.

Energy Mitigation

On July 26, 2000, FERC approved a $1,000 per MWh energy price bid cap. The July 26, 2000 order also required the NYISO to identify certain "market flaw problems" and to report them to FERC by September 1, 2000. (See Reserves Mitigation for further discussion). FERC has extended this cap through April 30, 2001, and the NYISO will once again request FERC extend this $1,000 per MWh energy bid cap through October 31, 2002.

Reserves Mitigation

Due to volatility in the market-clearing price of 10-minute spinning and non-spinning reserves during the first quarter of 2000, the NYISO requested that FERC approve a bid cap on reserves as well as requiring a refunding of so-called alleged "excess payments" received by sellers into the ancillary services market, including the Ravenswood facility and LIPA. Other market participants, including buyers of reserves and electric utilities as load serving entities also filed complaints with FERC and intervened in the various FERC proceedings related to reserves, and proposed alternative remedies.

On May 31, 2000, FERC issued an order on reserves that granted approval of a $2.52 per MWh bid cap for 10 minute non-spinning reserves, which includes payments for the opportunity cost of not making energy sales. FERC also required the NYISO to submit additional information in a compliance filing. The other requests, such as a bid cap for spinning reserves, retroactive refunds, recalculation of reserve prices for March 2000, and convening a technical conference and settlement proceeding , were rejected. However, the NYISO and several other market participants have requested rehearing of the May 31, 2000 order. In response to the NYISO rehearing request, FERC has allowed the NYISO to recalculate prices for reserves for the March 2000 period as if the bid cap approved effective April 1, 2000 had been effective for March, pending its review on the rehearing requests of the May 31, 2000 order. The final order on the rehearing request is still pending.

On November 8, 2000, FERC issued an order extending the $2.52 per MWh plus opportunity costs bid cap on 10-minute non-spinning reserves and the related mandatory bidding requirement, until such time as FERC determines that the non-spinning reserve markets are demonstrated to be workably competitive. A technical conference regarding ancillary services was conducted by FERC in January 2001. Market participants have provided comments to FERC including opinions that the non-spinning reserve markets are not workably competitive and accordingly the bid cap should continue. We have requested this bid cap be removed because additional supply is now available. The proceeding is still pending and it is not known if or when the bid cap will be removed or if other market changes will be made.

Capacity Mitigation

The NYISO and market participants have been discussing the implementation of a revised ICAP market. Currently, a generator may sell 100% of its dependable maximum net capacity. The proposed revision would reduce this amount by taking into account a generating unit's forced outage rate. At the same time it is proposed to increase the $8.75 per kW bid cap. The magnitude of these changes have not been agreed to nor approved by FERC and it is not known to what extent these revisions will impact Ravenswood's revenues or earnings.

Note 9. Contractual Obligations and Contingencies

Lease Obligations: Lease costs included in operation expense were $69.3 million in 2000 reflecting, primarily, the Ravenswood lease of $30.5 million and the lease of our Brooklyn headquarters of $11.6 million. Lease costs also include leases for other buildings, office equipment, vehicles and power operated equipment. Lease costs for the year ended December 31, 1999 were $47.1 million. Lease costs for the nine months ended December 31, 1998 were $28.9 million. The future minimum lease payments under various leases, all of which are operating leases, are $68.7 million per year over the next five years and $253.4 million, in the aggregate, for all years thereafter.

We acquired the 2,200 megawatt Ravenswood facility located in Long Island City, Queens, New York, from Consolidated Edison on June 18, 1999 for approximately $597 million. In order to reduce our cash requirements, we entered into a lease agreement with a special purpose, unaffiliated financing entity that acquired a portion of the facility directly from Consolidated Edison and leased it to our subsidiary under a ten year lease. We have guaranteed all payment and performance obligations of our subsidiary under the lease. Another subsidiary provides all operating, maintenance and construction services for the facility. The lease relates to approximately $425 million of the acquisition cost of the facility. The lease qualifies as an operating lease for financial reporting purposes while preserving our ownership of the facility for federal and state income tax purposes. The balance of the funds needed to acquire the facility were provided from cash on hand.

Fixed Charges Under Firm Contracts: Our utility subsidiaries have entered into various contracts for gas delivery, storage and supply services. The contracts have remaining terms that cover from one to fourteen years. Certain of these contracts require payment of annual demand charges in the aggregate amount of approximately $415 million. We are liable for these payments regardless of the level of service we require from third parties. Such charges are currently recovered from utility customers as gas costs.

Legal Matters: From time to time we are subject to various legal proceedings arising out of the ordinary course of our business. Except as described below, we do not consider any of such proceedings to be material to our business or likely to result in a material adverse effect on our results of operations or financial condition.

In October 1998, the County of Suffolk and the Towns of Huntington and Babylon commenced an action against LIPA, KeySpan, the NYPSC and others in the United States District Court for the Eastern District of New York (the "Huntington Lawsuit"). The Huntington Lawsuit alleges, among other things, that LILCO ratepayers (i) have a property right to receive or share in the alleged capital gain that resulted from the transaction with LIPA (which gain is alleged to be at least $1 billion); and (ii) that LILCO was required to refund to ratepayers the amount of a Shoreham-related deferred tax reserve (alleged to be at least $800 million) carried on the books of LILCO at the consummation of the LIPA Transaction. In December 1998, and again in June 1999, the plaintiffs amended their complaint. The amended complaint contains allegations relating to certain payments LILCO had determined were payable in connection with the LIPA Transaction and KeySpan Acquisition to LILCO's Chairman and certain former officers and adds the recipients of the payments as defendants. In June 1999, KeySpan was served with the second amended complaint. On June 16, 2000, KeySpan filed a motion to dismiss the second amended complaint. On August 14, 2000, the Court granted KeySpan's motion and dismissed the plaintiffs' second amended complaint in its entirety. The plaintiffs have appealed that decision. At this time, we are unable to determine the outcome of this appeal.

A class settlement, which became effective in June 1989 (County of Suffolk, et al., v. Long Island Lighting Company, et al.), resolved a civil lawsuit against LILCO brought under the federal Racketeer Influenced and Corrupt Organizations Act, alleging that LILCO made inadequate disclosures before the NYPSC concerning the construction and completion of nuclear generating facilities. The class settlement provided electric customers with rate reductions of $390 million that were being reflected as adjustments to their monthly electric bills over the ten-year period June 1, 1990 through May 31, 2000.

In November 1999, class counsel for the LILCO ratepayers served a motion, in the United States District Court for the Eastern District of New York, seeking an order directing KeySpan to pay $42 million, in addition to the amounts remaining to be paid under the class settlement. Class counsel contends that the required rate reductions should have been exclusive of gross receipts taxes. KeySpan filed its opposition in January 2000 and class counsel filed their reply papers in February 2000. In their February papers, class counsel revised their demand to seek an order directing KeySpan to pay approximately $22 million, plus interest, in addition to the amounts remaining to be paid under the class settlement. KeySpan filed its rebuttal papers March 1, 2000 and oral arguments were held March 6, 2000. On March 9, 2000, an order was issued by the court granting class counsel's motion. On June 20, 2000, KeySpan filed its appeal of the District Court's order. On December 7, 2000, the United States Court of Appeals for the second circuit heard oral arguments on the matter. At this time, we are unable to determine the outcome of this appeal. However, we do not believe that this proceeding will have a material adverse effect on our financial position, cash flows or results of operations.

Environmental Matters - New York/Long Island

We  have  identified  26  manufactured   gas  plant  ("MGP")  sites  which  were
historically owned or operated by KEDNY or KEDLI (or such companies' predecessors). Operations at these plants in the late 1800's and early 1900's may have resulted in the release of hazardous substances. These former sites, some of which are no longer owned by us, have been identified to both the New York State Department of Environmental Conservation ("DEC") for inclusion on appropriate waste site inventories and the NYPSC. The currently known conditions of fourteen of these former MGP sites, their period and magnitude of operation, generally observed cleanup requirements and costs in the industry, current land use and ownership, and possible reuse have been considered in establishing contingency reserves that are discussed below.

In 1995, Brooklyn Union executed an Administrative Order on Consent ("ACO") with the DEC which addressed the investigation and remediation of a site in Coney Island, Brooklyn. In 1998, Brooklyn Union executed an ACO for the investigation and remediation of the Clifton MGP site in Staten Island. Further, the DEC notified us in 1998 that the Sag Harbor and Rockaway Park MGP sites owned by KEDLI would require remediation under New York State's Superfund program. Accordingly, the Sag Harbor and Rockaway Park sites; as well as the Bay Shore, Glen Cove, Halesite and Hempstead MGP sites; are the subject of two separate ACOs, which we executed with the DEC in March 1999 and September 1999, respectively. Field investigations and, in some cases, interim remedial measures, are underway or scheduled to occur at each of these sites under the supervision of the DEC and the New York State Department of Health.

We were also requested by the DEC to perform preliminary site assessments at the Patchogue, Babylon, Far Rockaway, Garden City and Hempstead MGP sites, each of which were formerly owned by LILCO, under a separate ACO entered into in September 1999. Initial studies based on existing available documentation have been completed for each such site and the DEC has requested that we collect additional samples at each of the subject properties.

With the exception of the Coney Island site, which will be redeveloped for commercial or industrial use, the final end uses for the sites identified above and, therefore, acceptable remediation goals have not yet been determined. We are required to prepare a feasibility study for the remediation of each such site, based on cleanup levels derived from risk analyses associated with the proposed or anticipated future use of the properties. The schedule for completing this phase of the work under the ACOs for the identified sites discussed above extends through 2002.

Thus, thirteen sites identified above are currently the subject of ACOs with the DEC and one is subject to the negotiation of such an agreement. Our remaining MGP sites may not become subject to ACOs in the future, and accordingly no liability has been accrued for these sites. It is possible, based on future investigation, that we may be required to undertake investigation and potential remediation efforts at these, or other currently unknown former MGP sites. However, we are currently unable to determine whether or to what extent such additional costs may be incurred.

We believe that in the aggregate, the accrued liability for investigation and remediation of the MGP sites identified above are reasonable estimates of likely cost within a range of reasonable, foreseeable costs. Accordingly, we presently estimate the remaining cost of our New York/Long Island MGP- related environmental cleanup activities will be $111.1 million; which amount has been accrued by us as our current best estimate of our aggregate environmental liability for known sites. As previously indicated, the total New York/Long Island MGP-related costs may be substantially higher, depending upon remediation experience, selected end use for each site, and actual environmental conditions encountered.

The KEDNY rate plan provides, among other things, that if the total cost of investigation and remediation varies from that which is specifically estimated for a site under investigation and/or remediation, then KEDNY will retain or absorb up to 10% of the variation. The KEDLI rate plan also provides for the recovery of investigation and remediation costs but with no consideration of the difference between estimated and actual costs. Under prior rate orders, KEDNY has offset certain monies due to ratepayers against its estimated environmental cleanup costs for MGP sites. At December 31, 2000, we have reflected a regulatory asset of $88.8 million. Expenditures incurred to date by us with respect to MGP-related activities total $27.9 million.

In December 1996, LILCO filed a complaint in the United States District Court for the Southern District of New York against fourteen insurance companies that issued general comprehensive liability policies to LILCO. In January 1998, LILCO commenced a similar action against the same, and additional, insurance companies in New York State Supreme Court, and the federal court action subsequently was dismissed. The state court action is being conducted by us on behalf of KEDLI.

The outcome of this proceeding cannot yet be determined. Periodic settlement discussions with these insurance carriers and third parties for reimbursement of some portion of MGP site investigation and remediation costs continue. In addition, KEDNY is in discussions with insurance carriers regarding the possible resolution of coverage claims related to its MGP site investigation and remediation activities without litigation. We are not able to predict the outcome of these discussions.

In addition, we will be responsible for environmental obligations relating to the Ravenswood facility operations other than liabilities arising from pre-closing disposal of waste at off-site locations and any monetary fines arising from Consolidated Edison's pre-closing conduct. Based on information currently available for environmental contingencies related to the Ravenswood facility acquisition, we have accrued an additional $5 million liability.

We are awaiting final development of state and federal regulatory programs with respect to NOx reduction requirements for our existing power plants. Our compliance strategy may be composed of fuel choice decisions, acquisition of emission credits, and installation of emission control equipment. The extent of development of new generation in the region will also impact our compliance strategy. Although we are evaluating our alternatives, final decisions cannot be made until pending regulatory requirements and new generation decisions are clarified. Expenditures to address emission reduction requirements through the year 2004 are expected to be between $10 million and $15 million.

Additional capital expenditures associated with the renewal of the surface water discharge permits for our power plants may be required by the DEC. Until our monitoring obligations are completed and changes to the Environmental Protection Agency regulations under Section 316 of the Clean Water Act are promulgated, the need for and the cost of equipment upgrades cannot be determined.

Environmental Matters - New England

We are aware of certain non-utility sites, associated with former operations of Eastern, for which we may have or share environmental remediation responsibility or ongoing maintenance, the principal of which is a former coal tar processing facility in Everett, Massachusetts (the "Facility"). The Facility, which was located on a 10-acre parcel of land formerly owned by Eastern, was operated by a predecessor of Honeywell International, Inc. from the early 1900s until 1937 and by a predecessor of Beazer East, Inc. from 1937 until 1960, when it was shut down. The Facility processed coal tar purchased from Eastern's adjacent by-product coke plant, also shut down in 1960. Eastern, Beazer and Honeywell have entered into an ACO with the Massachusetts Department of Environmental Protection ("DEP") which requires that they jointly investigate and develop a remedial response plan for the Facility, including any area where a release from that site may have come to be located. Such companies have also entered into a cost-sharing agreement under which each company has agreed to pay one-third of the costs of compliance with the consent order, while preserving any claims it may have against the other companies. The companies have completed preliminary remedial measures, including abatement of seepage of materials into an adjacent tidal river. The Coast Guard has been working with the DEP since July 1998 to bring about a remedial solution that would abate the continuing sheening problem in the river. Eastern, Beazer and Honeywell have proposed a remedial solution, a major element of which is the utilization of a containment structure with limited dredging. As of yet, however, no agreement has been reached with the regulators as to the appropriate remedial solution. We are currently recovering certain legal defense costs and may be entitled to recover remediation costs (discussed below) from our insurers. In 1999 Eastern recovered $2.5 million of prior defense costs from insurance carriers.

In addition, Boston Gas Company, Colonial Gas Company and Essex Gas Company may have or share responsibility under applicable environmental laws for the remediation of 28 MGP sites. A subsidiary of New England Electric System ("NEES") has assumed responsibility for remediating eleven of these sites, subject to a limited contribution from Boston Gas Company.

We are aware of 31 other former MGP sites within the New England utility service territories. The NEES subsidiary has provided full indemnification to Boston Gas Company with respect to eight of these sites. At this time, there is substantial uncertainty as to whether Boston Gas Company, Colonial Gas Company or Essex Gas Company have or share responsibility for remediating any of these other sites. No notice of responsibility has been issued to us for any of these sites from any governmental environmental authority.

 We presently estimate the remaining cost of our environmental cleanup activities for the Facility and MGP-related sites will be approximately $20 million and $21.4 million, respectively, which amounts have been accrued by us as our current best estimate of our aggregate environmental liability for these sites. We believe that in the aggregate, the accrued liability for investigating and remediating the Facility and the New England MGP sites referred to above are reasonable estimates of likely cost within a range of reasonable, foreseeable costs. However, the actual remediation cost for the Facility and MGP-related sites may be substantially higher.

The DTE and New Hampshire Public Service Commission rate plans provide for the recovery of site investigation and remediation costs, and accordingly, we have reflected a regulatory asset of $27.8 million at December 31, 2000. Expenditures incurred for the period of November 8, 2000 through December 31, 2000 totaled $1.2 million.

Note 10.  Hedging, Derivative Financial Instruments, and Fair Values

Futures, Options and Swaps: From time to time we utilize derivative financial instruments, such as futures, options and swaps, for the purpose of hedging exposure to commodity price risk and to fix the selling price on a portion of our peak electric energy capacity.

Utility tariffs applicable to certain large-volume customers permit gas to be sold at prices established monthly within a specified range expressed as a percentage of prevailing alternate fuel oil prices. We use gas swap contracts, with offsetting positions in oil swap contracts of equivalent energy value, with third parties to fix profit margins on specified portions of gas sales to our large-volume market. The "long" gas position follows, generally within a range of 80% to 120%, the cost of gas to serve this market while the offsetting oil swap position correspondingly replicates, within the same range, the selling price of gas.

We have also engaged in the use of derivative swap instruments and gas futures to fix the selling price on a portion of our estimated 2001 summer peak electric energy sales from the Ravenswood facility to protect against a potential degradation in market prices and to fix the purchase price on a portion of the fuel used to generate electricity. Under these swap agreements, we will receive from a counter party a fixed price per megawatt hour of electricity sold during summer peak hours and pay the counter party the then current floating market price for peak electric supply. We will receive the then current floating market price of peak electric energy when the Ravenswood facility sells electric energy to the NYISO. These derivatives are accounted for as cash-flow hedges. We also have a tolling arrangement with two counter parties under which we have "locked-in" a profit margin on 117,600 megawatt hours of 2001 summer season sales and 96,000 megawatt hours of 2001 winter sales. Under these arrangements, we will receive from counter parties a fixed margin and will then pay the counter party, on a monthly basis, our actual profit margin from the sale of electric energy. As a result of these hedging arrangements, we have hedged approximately 7% of our estimated 2001 yearly electric sales. We have a stated hedging policy that we will not hedge more than 50% of our daily peak sales. Further, as stated, we employ gas future contracts to fix the purchase price of a portion of the gas used to fuel our Ravenswood facility in association with certain retail fixed fee electric sales.

Our gas and electric marketing subsidiary has a limited number of fixed rate gas sales contracts for 2001 and utilizes standard NYMEX futures contracts and swaps to fix profit margins. In the swap instruments, which are employed to hedge exposure to basis risk, we pay the amount by which the floating variable price (settlement price) is below the fixed price and receive the amount by which the settlement price exceeds the fixed price. These derivative instruments will expire by August 2001.

Houston Exploration utilizes collars to hedge future sales prices on a portion of its natural gas production to achieve a more predictable cash flow, as well as to reduce its exposure to adverse price fluctuations of natural gas. For any particular collar transaction, the counter party is required to make a payment to Houston Exploration if the settlement price for any settlement period is below the floor price for such transaction, and Houston Exploration is required to make payment to the counter party if the settlement price for any settlement period is above the ceiling price for such transaction. For any particular floor transaction, the counter party is required to make a payment to Houston Exploration if the settlement price for any settlement period is below the floor price for such transaction. Houston Exploration is not required to make any payment in connection with a floor transaction. Houston Exploration has hedged approximately 70% of its estimated 2001 yearly production.

The following tables set forth selected financial data associated with our derivative financial instruments that were outstanding at December 31, 2000.

                         Year of      Volumes
 Type of Contract        Maturity       Mcf           Floor            Ceiling         Fixed Price      Current Price     Fair Value
----------------------- -------------------------  ----------------  ---------------  --------------  ----------------  ------------
          Gas                                            $                 $                 $                $               ($000)
Collars                    2001        58,400      3.63 - 4.00       5.30 - 6.37            -           5.33 - 9.98         (75,069)
Futures                    2001        13,360           -                 -            2.71 - 5.16      5.43 - 12.53          40,960
----------------------- ------------ ------------  --------------  ---------------  ----------------  ----------------- ------------
Total Gas                              71,760                                                                               (34,109)
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

                                 Year of             Volumes
        Type of Contract         Maturity            Gallons              Fixed Price             Current Price         Fair Value
--------------------------- ------------------  ------------------  ------------------------  ---------------------  ---------------
          Oil                                                                  $                        $                 ($000)
Swaps                              2001              871,000              0.58 - 0.60              0.82 - 0.94          (10,936)
--------------------------- ------------------  ------------------  ------------------------  ---------------------  ---------------

                                Year of                       Fixed Margin /                             Estimated
     Type of Contract           Maturity        MWh               Price            Current Price           Margin         Fair Value
---------------------------  -------------- -------------  --------------------  ------------------  ------------------ ------------
      Electricity                                                   $                    $                   $               ($000)
Tolling Arrangements              2001         213,600        25.00 - 62.00              -              9.72 - 91.54        (1,162)
Swaps                             2001         168,000       115.00 - 126.13           133.00                -              (2,209)
---------------------------  -------------- -------------  --------------------  ------------------  ------------------ ------------
Total Electricity                              381,600                                                                      (3,371)
---------------------------  -------------- -------------  --------------------  ------------------  ------------------ ------------

As of December 31, 2000, no futures contract extended beyond 2001. Margin deposits with brokers at December 31, 2000 of $0.6 million were recorded in the current assets section of the Consolidated Balance Sheet. Deferred gains on closed positions were $6.1 million at December 31, 2000.

We are exposed to credit risk in the event of nonperformance by counter parties to derivative contracts, as well as nonperformance by the counter parties of the transactions against which they are hedged. We believe that the credit risk related to the futures, options and swap contracts is no greater than that associated with the primary contracts which they hedge, as these contracts are with major investment grade financial institutions, and that elimination of the price risk lowers overall business risk.

Interest Rate Swaps: We also have an interest rate swap agreement in which approximately $70 million of our Gas Facilities Revenue Bonds, 6.75% Series A and B, have been effectively exchanged for floating rate debt at The Bond Market Association Swap Index. The interest rate swap agreement expires in twenty-five years, but can be terminated earlier based on certain market and contract conditions. For the term of the agreement, we will receive a fixed interest payment of 5.54%. The variable interest rate is reset on a weekly basis. During 2000, the average variable interest rate that we were obligated to pay ranged from 2.93% to 5.84%. Through the utilization of this interest rate swap we reduced our recorded interest expense by $1.3 million in 2000. The interest rate swap has a negative fair value to us of $539,000 at December 31, 2000, reflecting the current interest rate we are required to pay to the counter party and the fair value of certain embedded call option features.

Fair Values of Long-Term Debt
The fair values and carrying amounts of our long-term debt at December 31, 2000 and December 31, 1999 were as follows:

   Fair Value                                                  (In Thousands of Dollars)

                                          December 31, 2000               December 31, 1999
------------------------------------  -------------------------- ---  -------------------------
First Mortgage Bonds                  $           330,057         $                    -
Notes                                           2,482,436                         96,000
Gas Facilities Revenue Bonds                      672,815                        632,409
Authority Financing Notes                          66,005                         66,005
Promissory Notes                                  598,769                        569,233
                                      -------------------             -------------------------
Total                                 $         4,150,082         $            1,363,647
------------------------------------  -------------------             -------------------------

   Carrying Amount                                              (In Thousands of Dollars)

                                       December 31, 2000                  December 31, 1999
-------------------------------------  -------------------------      --------------------------
First Mortgage Bonds                   $          322,872         $                     -
Notes                                           2,360,000                         100,000
Gas Facilities Revenue Bonds                      648,500                         648,500
Authority Financing Notes                          66,005                          66,005
Promissory Notes                                  602,427                         602,427
                                       -------------------------      --------------------------
Total                                  $        3,999,804         $             1,416,932
-------------------------------------  -------------------------      --------------------------

Other subsidiary debt is carried at an amount approximating fair value because interest rates are based on current market rates. All other financial instruments included in the Consolidated Balance Sheet are stated at amounts that approximate fair values.

Note 11. KeySpan Gas East Corporation Summary Financial Data

KEDLI is a wholly owned subsidiary of KeySpan. KEDLI was formed on May 7, 1998 and on May 28, 1998 acquired substantially all of the assets related to the gas distribution business of LILCO. KEDLI provides gas distribution services to customers in the Long Island counties of Nassau and Suffolk and the Rockaway peninsula of Queens county. KEDLI established a program for the issuance, from time to time, of up to $600 million aggregate principal amount of Medium-Term Notes, which will be fully and unconditionally guaranteed by us. On February 1, 2000, KEDLI issued $400 million of 7.875% Medium-Term Notes due 2010. In January 2001, KEDLI issued an additional $125 million of medium term notes at 6.9% due January 15, 2008. These notes are also guaranteed by us. The following condensed financial statements are those of KEDLI and KeySpan as guarantor of the Medium Term Notes.

                                                                                                          (In Thousands of Dollars)
                                                                --------------------------------------------------------------------
             Balance Sheet                                                              December 31, 2000
                                                                --------------------------------------------------------------------

                                                                   Guarantor           KEDLI         Eliminations       Consolidated
                                                                ----------------   ---------------  ----------------   -------------
             ASSETS
             Current Assets
                Cash and temporary cash investments                    $ 94,508               $ -               $ -     $    94,508
                Accounts receivable, net                              2,002,412           277,632          (558,222)      1,721,822
                Other current assets                                    493,071            93,842                 -         586,913
                                                                ----------------   ---------------  ----------------   -------------
                                                                      2,589,991           371,474          (558,222)      2,403,243
                                                                ----------------   ---------------  ----------------   -------------
             Equity Investments                                         732,058                 -          (532,862)        199,196
                                                                ----------------   ---------------  ----------------   -------------
             Property
                Gas                                                   3,845,803         1,500,996                 -       5,346,799
                Other                                                 3,929,019                 -                 -       3,929,019
                Accumulated depreciation, depletion and
                    amortization                                     (2,649,261)         (268,260)                -      (2,917,521)
                                                                ----------------   ---------------  ----------------   -------------
                                                                      5,125,561         1,232,736                 -       6,358,297
                                                                ----------------   ---------------  ----------------   -------------

             Deferred Charges                                         2,382,258           207,127                 -       2,589,385
                                                                ----------------   ---------------  ----------------   -------------

             Total Assets                                          $ 10,829,868       $ 1,811,337      $ (1,091,084)   $ 11,550,121
                                                                ================   ===============  ================   =============


             LIABILITIES AND CAPITALIZATION
             Current Liabilities
                Accounts payable and accrued expenses               $ 1,232,730         $ 196,537               $ -     $ 1,429,267
                Notes payable                                         1,300,237                 -                 -       1,300,237
                Other current liabilities                               224,162            20,407                 -         244,569
                                                                ----------------   ---------------  ----------------   -------------
                                                                      2,757,129           216,944                 -       2,974,073
                                                                ----------------   ---------------  ----------------   -------------
             Intercompany Accounts payable, long-term                         -           382,318          (382,318)              -
                                                                ----------------   ---------------  ----------------   -------------

             Deferred Credits and Other Liabilities
                Deferred income tax                                     477,815           (26,094)                -         451,721
                Other deferred credits and liabilities                  711,931           112,239                 -         824,170
                                                                ----------------   ---------------  ----------------   -------------
                                                                      1,189,746            86,145                 -       1,275,891
                                                                ----------------   ---------------  ----------------   -------------

             Capitalization
                Common shareholders' equity                           2,798,652           550,026          (532,862)      2,815,816
                Preferred stock                                          84,205                 -                 -          84,205
                Long-term debt                                        3,874,938           575,904          (175,904)      4,274,938
                                                                ----------------   ---------------  ----------------   -------------
             Total Capitalization                                     6,757,795         1,125,930          (708,766)      7,174,959
                                                                ----------------   ---------------  ----------------   -------------
             Minority Interest in Subsidiary Companies                  125,198                 -                 -         125,198
                                                                ----------------   ---------------  ----------------   -------------
             Total Liabilities and Capitalization                  $ 10,829,868       $ 1,811,337      $ (1,091,084)   $ 11,550,121
                                                                ================   ===============  ================   =============

                                                                                              (In Thousands of Dollars)
                                                  ---------------------------------------------------------------------
Balance Sheet                                                                December 31, 1999
                                                  ---------------------------------------------------------------------
                                                     Guarantor           KEDLI          Eliminations     Consolidated
                                                  ----------------   --------------   ---------------------------------
ASSETS
Current Assets
   Cash and temporary cash investments               $    128,602              $ -               $ -       $   128,602
   Accounts receivable, net                             1,236,171          278,722          (874,388)          640,505
   Other current assets                                   309,153           79,693                 -           388,846
                                                  ----------------   --------------   ---------------   ---------------
                                                        1,673,926          358,415          (874,388)        1,157,953
                                                  ----------------   --------------   ---------------   ---------------
Equity Investments                                      1,049,593                -          (657,862)          391,731
                                                  ----------------   --------------   ---------------   ---------------

Property
   Gas                                                  2,055,851        1,393,533                 -         3,449,384
   Other                                                2,900,424                -                 -         2,900,424
   Accumulated depreciation, depletion and
       amortization                                    (1,863,840)        (245,956)                -        (2,109,796)
                                                  ----------------   --------------   ---------------   ---------------
                                                        3,092,435        1,147,577                 -         4,240,012
                                                  ----------------   --------------   ---------------   ---------------
Deferred Charges                                          760,880          180,115                 -           940,995
                                                  ----------------   --------------   ---------------   ---------------
Total Assets                                          $ 6,576,834      $ 1,686,107      $ (1,532,250)       $6,730,691
                                                  ================   ==============   ===============   ===============

                                                     Guarantor           KEDLI           Eliminations    Consolidated
                                                  ----------------   --------------   ---------------   ---------------

LIABILITIES AND CAPITALIZATION
Current Liabilities
   Accounts payable and accrued expenses                $ 502,866        $ 142,481               $ -         $ 645,347
   Notes payable                                          208,300                -                 -           208,300
   Other current liabilities                              525,755          405,850          (397,000)          534,605
                                                  ----------------   --------------   ---------------   ---------------
                                                        1,236,921          548,331          (397,000)        1,388,252
                                                  ----------------   --------------   ---------------   ---------------
Intercompany Accounts payable, long-term                   43,405          258,079          (301,484)                -
                                                  ----------------   --------------   ---------------   ---------------

Deferred Credits and Other Liabilities
   Deferred income tax                                    240,995          (52,065)                -           188,930
   Other deferred credits and liabilities                 491,637          102,784                 -           594,421
                                                  ----------------   --------------   ---------------   ---------------
                                                          732,632           50,719                 -           783,351
                                                  ----------------   --------------   ---------------   ---------------
Capitalization
   Common shareholders' equity                          2,717,113          653,074          (657,862)        2,712,325
   Preferred stock                                         84,339                -                 -            84,339
   Long-term debt                                       1,682,702          175,904          (175,904)        1,682,702
                                                  ----------------   --------------   ---------------   ---------------

Total Capitalization                                    4,484,154          828,978          (833,766)        4,479,366
                                                  ----------------   --------------   ---------------   ---------------
Minority Interest in Subsidiary Companies                  79,722                -                 -            79,722
                                                  ----------------   --------------   ---------------   ---------------

Total Liabilities and Capitalization                  $ 6,576,834      $ 1,686,107      $ (1,532,250)       $6,730,691
                                                  ================   ==============   ===============   ===============

                                                   --------------------------------------------------------
Statement of Cash Flows                                       Year Ended December 31, 2000
                                                   --------------------------------------------------------
                                                       Guarantor             KEDLI        Consolidated
                                                   ------------------    --------------   -----------------
Operating Activities
Net Cash Provided by
      Operating Activities                      $         337,167     $     112,738    $        449,905
                                                   ---------------    --------------   -----------------

Investing Activities
  Capital expenditures                                   (518,058)         (114,977)           (633,035)
  Other                                                (2,238,775)                -          (2,238,775)
                                                   ---------------    --------------   -----------------
Net Cash (Used in) Provided by
      Investing Activities                             (2,756,833)         (114,977)         (2,871,810)
                                                   ---------------    --------------   -----------------

Financing Activities
  Treasury stock issued                                    72,289                 -              72,289
  Receipt/payment of dividends                            125,000          (125,000)                  -
  Redemption of preferred stock                          (363,000)                -            (363,000)
  Issuance of notes payable                             1,300,237                 -           1,300,237
  Issuance of long-term debt                            1,766,955           400,000           2,166,955
  Payment of long-term debt                               (68,365)                -             (68,365)
  Payment of notes payable                               (364,865)                -            (364,865)
  Long-term debt received (paid)                          397,000          (397,000)                  -
  Preferred stock dividends paid                          (20,261)                -             (20,261)
  Common stock dividends paid                            (239,740)                -            (239,740)
  Settlement of rate lock                                 (59,490)                -             (59,490)
  Net Intercompany accounts payable                      (124,239)          124,239                   -
  Other                                                   (35,949)                -             (35,949)
                                                   ---------------    --------------   -----------------
Net Cash Provided by
       Financing Activities                             2,385,572             2,239           2,387,811
                                                   ---------------    --------------   -----------------
Net (Decrease) Increase in
       Cash and Cash Equivalents                $         (34,094)    $           -     $       (34,094)
                                                   ===============    ==============   =================
Cash and cash equivalents
       at beginning of period                   $         128,602     $           -     $       128,602
Net (Decrease) Increase in
       Cash and Cash Equivalents                $         (34,094)    $           -     $       (34,094)
Cash and cash equivalents
       at End of Period                            ---------------    --------------   -----------------
                                                $          94,508     $           -     $        94,508
                                                   ===============    ==============   =================

                                                   ----------------------------------------------------------
Statement of Cash Flows                                      Year Ended  December 31, 1999
                                                   ----------------------------------------------------------
                                                     Guarantor             KEDLI          Consolidated
                                                   ----------------------------------------------------------
Operating Activities
Net Cash Provided by
      Operating Activities                     $          564,109      $      24,896      $          589,005
                                                   ---------------     --------------     -------------------

Investing Activities
  Capital expenditures                                   (569,838)          (102,007)               (671,845)
  Other                                                   (23,819)                 -                 (23,819)
                                                   ---------------     --------------     -------------------
Net Cash (Used in) Provided by
      Investing Activities                               (593,657)          (102,007)               (695,664)
                                                   ---------------     --------------     -------------------

Financing Activities
  Treasury stock issued / (purchased)                    (299,243)                 -                (299,243)
  Issuance of notes payable                               208,300                  -                 208,300
  Issuance of long-term debt                              102,648                  -                 102,648
  Payment of long-term debt                              (442,475)                 -                (442,475)
  Preferred stock dividends paid                          (34,760)                 -                 (34,760)
  Common stock dividends paid                            (249,567)                 -                (249,567)
  Net Intercompany accounts payable                       (77,111)            77,111                       -
  Other                                                     7,582                  -                   7,582
                                                   ---------------     --------------     -------------------
Net Cash Provided by (Used in )
       Financing Activities                              (784,626)            77,111                (707,515)
                                                   ---------------     --------------     -------------------

Net (Decrease) Increase in
       Cash and Cash Equivalents               $         (814,174)     $           -      $         (814,174)
                                                   ===============     ==============     ===================

Cash and cash equivalents
       at beginning of period                  $          942,776      $           -      $          942,776
Net (Decrease) Increase in
       Cash and Cash Equivalents               $         (814,174)     $           -      $         (814,174)
Cash and cash equivalents
       at End of Period                            ---------------     --------------     -------------------
                                               $          128,602      $           -      $          128,602
                                                   ===============     ==============     ===================

                                                    -----------------------------------------------------------
Statement of Cash Flows                                   Nine Months Ended  December 31, 1999
                                                    -----------------------------------------------------------
                                                      Guarantor             KEDLI          Consolidated
                                                    ---------------     ---------------    --------------------
Operating Activities
Net Cash Provided by (Used in )
      Operating Activities                          $     (401,797)     $      (58,491)     $         (460,288)
                                                    ---------------     ---------------    --------------------

Investing Activities
  Capital expenditures                                    (616,880)            (59,683)               (676,563)
   Net proceeds from LIPA Transaction                    2,314,588                   -               2,314,588
  Other                                                    148,014              30,620                 178,634
                                                    ---------------     ---------------    --------------------
Net Cash (Used in) Provided by
      Investing Activities                               1,845,722             (29,063)              1,816,659
                                                    ---------------     ---------------    --------------------

Financing Activities
  Treasury stock issued / (purchased)                     (423,716)                  -                (423,716)
  Issuance of long-term debt                               112,535                   -                 112,535
  Issuance of preferred stock                               84,973                   -                  84,973
  Payment of long-term debt                               (103,000)                  -                (103,000)
  Preferred stock dividends paid                           (27,548)             (1,056)                (28,604)
  Common stock dividends paid                             (210,177)                  -                (210,177)
  Net Intercompany accounts payable                        (86,885)             86,885                       -
  Other                                                    (26,525)                  -                 (26,525)
                                                    ---------------     ---------------    --------------------
Net Cash Provided by (Used in )
       Financing Activities                               (680,343)             85,829                (594,514)
                                                    ---------------     ---------------    --------------------
Net (Decrease) Increase in
       Cash and Cash Equivalents                    $      763,582      $       (1,725)     $          761,857
                                                    ===============     ===============    ====================
Cash and cash equivalents
       at beginning of period                       $      179,194      $        1,725      $          180,919
Net (Decrease) Increase in
       Cash and Cash Equivalents                    $      763,582      $       (1,725)     $          761,857
Cash and cash equivalents
       at End of Period                             ---------------     ---------------    --------------------
                                                    $       942,776     $            -      $          942,776
                                                    ===============     ===============    ====================

                                                                                                         (In Thousands of Dollars)
                                        --------------------------------------------------------------------------------------------
Income Statement                                        Year Ended Ended December 31, 2000
                                        --------------------------------------------------------------------------------------------
                                                  Guarantor               KEDLI            Eliminations            Consolidated
                                             ---------------------    --------------     ------------------     --------------------
 Revenues                                $              4,326,525     $     794,965      $               -      $         5,121,490
                                             ---------------------    --------------     ------------------     --------------------

 Operating Expenses
 Purchased gas                                          1,000,534           408,087                      -                1,408,621
 Fuel and purchased power                                 460,900                 -                      -                  460,900
 Operations and maintenance                             1,632,902           127,780                      -                1,760,682
 Intercompany expense net                                 (10,718)           10,718                      -                        -
 Depreciation and amortizations                           289,089            46,017                      -                  335,106
 Operating taxes                                          331,634            92,684                      -                  424,318
                                             ---------------------    --------------     ------------------     --------------------
 Total Operating Expenses                               3,704,341           685,286                      -                4,389,627
                                             ---------------------    --------------     ------------------     --------------------

 Operating Income                                         622,184           109,679                      -                  731,863

 Other Income and (Deductions)                             14,044              (707)               (24,767)                 (11,430)
                                             ---------------------    --------------     ------------------     --------------------

 Income (Loss) Before Interest
    Charges and Income Taxes                              636,228           108,972                (24,767)                 720,433

 Interest Expense                                         174,461            53,656                (24,767)                 203,350
 Income Taxes                                             197,914            18,362                      -                  216,276
                                             ---------------------    --------------     ------------------     --------------------
 Net Income                                               263,853            36,954                      -                  300,807

 Preferred Stock Dividends                                 18,113                 -                      -                   18,113

                                             ---------------------    --------------     ------------------     --------------------
 Earnings  for Common Stock              $                245,740     $      36,954      $               -      $           282,694
                                             =====================    ==============     ==================     ====================


                                                                                                     (In Thousands of Dollars)
                                         -------------------------------------------------------------------------------------
Income Statement                                      Year Ended Ended December 31, 1999
                                         -------------------------------------------------------------------------------------
                                                Guarantor            KEDLI            Eliminations           Consolidated
                                             -----------------   ---------------   --------------------   --------------------
 Revenues                                 $         2,317,525    $      637,088    $                 -    $         2,954,613
                                             -----------------   ---------------   --------------------   --------------------

 Operating Expenses
 Purchased gas                                        459,508           284,924                      -                744,432
 Fuel and purchased power                              17,252                 -                      -                 17,252
 Operations and maintenance                           981,331           109,835                      -              1,091,166
 Intercompany expense net                             (10,793)           10,793                      -                      -
 Depreciation and amortizations                       220,639            32,801                      -                253,440
 Operating taxes                                      282,521            83,633                      -                366,154
                                             -----------------   ---------------   --------------------   --------------------
 Total Operating Expenses                           1,950,458           521,986                      -              2,472,444
                                             -----------------   ---------------   --------------------   --------------------

 Operating Income                                     367,067           115,102                      -                482,169

 Other Income and (Deductions)                         96,884               159                (50,488)                46,555
                                             -----------------   ---------------   --------------------   --------------------

 Income (Loss) Before Interest
    Charges and Income Taxes                          463,951           115,261                (50,488)               528,724

 Interest Expense                                     133,751            50,488                (50,488)               133,751
 Income Taxes                                         113,106            23,256                                       136,362
                                             -----------------   ---------------   --------------------   --------------------
 Net Income                                           217,094            41,517                      -                258,611

 Preferred Stock Dividends                             34,752                 -                      -                 34,752

                                             -----------------   ---------------   --------------------   --------------------
 Earnings  for Common Stock               $           182,342    $       41,517    $                 -    $           223,859
                                             =================   ===============   ====================   ====================

                                                                                                   (In Thousands of Dollars)
                                             -------------------------------------------------------------------------------
 Income Statement                                       Nine Months Ended December 31, 1998
                                             -------------------------------------------------------------------------------
                                                    Guarantor            KEDLI           Eliminations        Consolidated
                                                  --------------    ---------------    ----------------    -----------------
 Revenues                                     $       1,371,847     $      356,634     $             -     $      1,728,481
                                                  --------------    ---------------    ----------------    -----------------

 Operating Expenses
 Purchased gas                                          181,068            150,622                   -              331,690
 Operations & maintenance expenses                      740,453            101,860                   -              842,313
 Intercompany expense, net                               (7,221)             7,221                   -                    -
 Depreciation and amortizations                         236,599             18,260                   -              254,859
 Operating taxes                                        203,307             53,817                   -              257,124
 Fuel and purchased power                                91,762                  -                   -               91,762
                                                  --------------    ---------------    ----------------    -----------------
 Total Operating Expenses                             1,445,968            331,780                   -            1,777,748
                                                  --------------    ---------------    ----------------    -----------------

 Operating Income                                       (74,121)            24,854                   -              (49,267)

 Other Income and (Deductions)                            6,387             (2,056)            (41,058)             (36,727)
                                                  --------------    ---------------    ----------------    -----------------

 Income (Loss) Before Interest
    Charges and Income Taxes                            (67,734)            22,798             (41,058)             (85,994)

 Interest Expense                                       140,733             41,058             (41,058)             140,733
 Income Taxes                                           (53,425)            (6,369)                  -              (59,794)
                                                  --------------    ---------------    ----------------    -----------------
 Net Income                                            (155,042)           (11,891)                  -             (166,933)

 Preferred Stock Dividends                               27,548              1,056                   -               28,604

                                                  --------------    ---------------    ----------------    -----------------
 Earnings (Loss) for Common Stock             $        (182,590)    $      (12,947)    $             -     $       (195,537)
                                                  ==============    ===============    ================    =================


Note 12. Eastern/EnergyNorth Acquisition

On November 8, 2000, we purchased all of the outstanding stock of Eastern for $64.56 per share in cash and all of the outstanding common stock of ENI for $61.46 per share in cash. The increased size of KeySpan should enable us to provide enhanced cost-effective customer service and to capitalize on the above-average growth opportunities for natural gas in the Northeast and provide additional resources to our unregulated businesses. We expect annual pre-tax cost savings of approximately $40 million, resulting from the elimination of duplicate corporate administrative programs and operating efficiencies.

The transactions have been accounted for using the purchase method of accounting for business combinations. Accordingly, the accompanying consolidated statements of income include Eastern and ENI results commencing November 8, 2000. The purchase price was allocated to the net assets acquired based upon their fair value. The historical cost basis of Eastern's and ENI's assets and liabilities, with minor exceptions, was determined to represent the fair value due to the existence of regulatory-approved rate plans based upon the recovery of historical costs and a fair return thereon. The excess of the purchase price over the fair value of the net assets acquired, or goodwill, of approximately $1.5 billion has been recorded as an asset and is being amortized over a period of 20 to 40 years.

The following is the comparative unaudited proforma condensed financial information for the years ended December 31, 2000 and 1999. The proforma disclosures reflect the results of the operations of Eastern and ENI as if our acquisitions were consummated on the first day of the reporting periods.


                                 Year Ended                       Year Ended
                             December 31, 2000                December 31, 1999
-----------------------  --------------------------  ---- ----------------------
                             (In Thousands of Dollars, Except Per Share Amounts)

Revenues                             6,130,158                        4,058,178
Operating Income                       671,081                          568,754
Net Income                             114,393                          174,923
Earnings Per Share                       $0.71                            $1.01
-------------------------------------------------------------------------------

Included in the 2000 proforma earnings, are merger related costs of $76.0 million, after-tax, recorded by Eastern and ENI in connection with our acquisition of these companies. Excluding these costs, proforma earnings per share for the year ended December 31, 2000 were $1.27. These proforma results may not be indicative of future results. Further, the consolidated proforma results for 2000 and 1999 do not take into account: (i) continued gas sales growth throughout our service territories, especially on Long Island and in New England; (ii) earnings enhancement from our gas exploration and production operations; (iii) the continued successful integration of acquired companies providing energy-related services within our Energy Services segment; and (iv) anticipated before- tax synergy savings of $40 million annually starting in 2001.

Note 13.   Workforce Reduction Programs

As a result of the Eastern and ENI acquisitions, we have implemented an early retirement program and a severance program in an effort to reduce our workforce. The early retirement program was completed in December 2000 and resulted in a workforce reduction of over 200 employees. We recorded a charge of $51.4 million in December 2000 to reflect the termination benefits for pension and other postretirement benefits related to the employees who voluntarily elected early retirement.

In addition, in December 2000, we recorded a $15.0 million liability associated with a severance program. Eastern and ENI had previously recorded an additional liability of $7.7 million associated with this severance program. This severance program is targeted to reduce our workforce by an additional 500 employees. The plan provides a severance allowance for certain targeted employees and will continue through 2002.

Note 14.  Shareholder Rights Plan

On March 30, 1999 our Board of Directors adopted a Shareholder Rights Plan (the "Plan") designed to protect shareholders in the event of a proposed takeover. The Plan creates a mechanism that would dilute the ownership interest of a potential unauthorized acquirer. The Plan establishes one preferred stock purchase "right" for each outstanding share of common stock to shareholders of record on April 14, 1999. Each right, when exercisable, entitles the holder to purchase 1/100th of a share of Series D Preferred Stock, at a price of $95.00. The rights generally become exercisable following the acquisition of more than 20 percent of our common stock without the consent of the Board of Directors. Prior to becoming exercisable, the rights are redeemable by the Board of Directors for $0.01 per right. If not so redeemed, the rights will expire on March 30, 2009.

Note 15. Sale of LILCO Assets, Acquisition of KeySpan Energy Corporation and Transfer of Assets and Liabilities to KeySpan.

On May 28, 1998, LIPA acquired all of the outstanding common stock of LILCO for $2.4975 billion in cash and thereafter directly or indirectly assumed certain liabilities ("LIPA Transaction"). Moreover, all of LILCO's outstanding long-term debt as of May 28, 1998, except for its 1997 Series A Electric Facilities Revenue Bonds due December 1, 2027 which were assigned to KeySpan Corporation, was assumed by LIPA. In accordance with the LIPA Transaction, we issued promissory notes to LIPA amounting to $1.048 billion which represented an amount equivalent to the sum of (i) the principal amount of 7.30% Series Debentures due July 15, 1999 and 8.20% Series Debentures due March 15, 2023 outstanding as of May 28, 1998, and (ii) an allocation of certain of the Authority Financing Notes. The promissory notes contain identical terms to the debt referred to in items (i) and (ii) above. Immediately prior to such acquisition, all of LILCO's assets employed in the conduct of its gas distribution business and its non-nuclear electric generation business, and all common assets used by LILCO in the operation and management of its electric T&D business and its gas distribution business and/or its non-nuclear electric generation business (the
"Transferred Assets") were sold to KeySpan Corporation and transferred to certain of our wholly-owned subsidiaries.

On May 28, 1998, immediately subsequent to the LIPA Transaction, KSE was merged with and into a subsidiary of KeySpan Corporation.

As a result of these transactions, holders of KSE common stock received one share of KeySpan Corporation's common stock, par value $.01 per share, for each share of KSE they owned and holders of LILCO common stock received 0.880 of a share of KeySpan Corporation common stock for each share of LILCO they owned. Upon the closing of these transactions, former holders of KSE and LILCO owned 32% and 68%, respectively, of KeySpan Corporation's common stock.

The purchase price of $1.223 billion for the acquisition of KSE has been allocated to assets acquired and liabilities assumed based upon their estimated fair values. The fair value of the utility assets acquired is represented by its book value which approximates the value recognized by the NYPSC in establishing rates for regulated utility services. The estimated fair value of KSE's non-utility assets approximated their carrying values. At May 28, 1998, we recorded goodwill in the amount of $170.9 million, representing primarily the excess of the acquisition cost over the fair value of the net assets acquired; the goodwill is being amortized over 40 years.

Note 16. Costs Related to the LIPA Transaction and Special Charges

Special charges for the nine months ended December 31, 1998 were $162.0 million after-tax. These charges reflect, in part, non-recurring charges associated with the LIPA Transaction of $107.9 million after-tax. Costs relating to the LIPA Transaction principally reflect taxes associated with the sale of assets (the "Transferred Assets") to us by LIPA; the write-off of certain regulatory assets that were no longer recoverable under various LIPA agreements; and other transaction costs incurred to consummate the LIPA Transaction. These charges were offset, in part, by tax benefits relating to the deferred federal income taxes necessary to account for the difference between the carryover basis of the Transferred Assets for financial reporting purposes and the new increased tax basis of the assets, and tax benefits recognized on the funding of postretirement benefits for our employees.

Special charges also reflect an after-tax impairment charge of $54.1 million, which represents our share of the impairment charge, recorded by Houston Exploration to reduce the value of its proved gas reserves in accordance with the asset ceiling test limitations of the SEC applicable to gas exploration and development operations accounted for under the full cost method

Note 17. Supplemental Gas and Oil Disclosures (Unaudited)

This information includes amounts attributable to 100% of Houston Exploration and KeySpan Exploration and Production, LLC at December 31, 2000. Shareholders other than KeySpan had a minority interest of approximately 30% in Houston Exploration at December 31, 2000 and a 36% minority interest in 1999. Gas and oil operations, and reserves, were predominantly located in the United States in all years.

Capitalized Costs Relating To Gas and Oil Producing Activities

At December 31,                                                                           2000                      1999
------------------------------------------------------------------------------- ------------------------- ----------------
                                                                                            (In Thousands of Dollars)
Unproved properties not being amortized                                         $         166,478     $            176,876
Properties being amortized - productive and nonproductive                               1,235,438                  979,615
                                                                                -----------------       ------------------
Total capitalized costs                                                                 1,401,916                1,156,491
Accumulated depletion                                                                    (577,240)                (512,465)
                                                                                -----------------       -----------------
Net capitalized costs                                                           $         824,676     $            644,026
------------------------------------------------------------------------------- -----------------       ------------------

The following is a break-out of the costs which are excluded from the amortization calculation as of December 31, 2000, by year of acquisition: 2000- $46.5 million , 1999 - $28.3 million and prior years $91.5 million. We cannot accurately predict when these costs will be included in the amortization base, but it is expected that these costs will be evaluated within the next five years.

Costs Incurred in Property Acquisition, Exploration and Development Activities

Year Ended December 31,                            2000                    1999                   1998
----------------------------------------  ----------------------  ---------------------- ----------------------
                                                                (In Thousands of Dollars)
Acquisition of properties-
    Unproved properties                   $        7,992        $         13,107        $        33,803
    Proved properties                             40,960                  42,573                162,083
Exploration                                       70,511                  39,649                 55,611
Development                                      111,078                  87,965                 51,046
                                          ----------------------  ---------------------- ----------------------
Total costs incurred                      $      230,541        $        183,294        $       302,543
----------------------------------------  ----------------------  ---------------------- ----------------------


Results of Operations from Gas and Oil Producing Activities*

Year Ended December 31,                                             2000                1999                1998
------------------------------------------------------------  ----------------- -------------------- ------------------
                                                                              (In Thousands of Dollars)
Revenues                                                      $         274,209 $      150,581   $        127,124
                                                              ----------------- --------------   ----------------------
Production and lifting costs                                             36,929         23,851             21,166
Depletion                                                                95,364         74,051            209,838
                                                              ----------------- --------------   ----------------------
Total expenses                                                          132,293         97,902            231,004
                                                              ----------------- --------------   ----------------------
Income before taxes                                                     141,916         52,679           (103,880)
Income Taxes                                                             48,790         17,477            (37,410)
                                                              ----------------- --------------   ----------------------
Results of operations                                         $          93,126 $       35,202   $        (66,470)
------------------------------------------------------------  ----------------- --------------   ----------------------

    *(excluding corporate overhead and interest costs)

The gas and oil reserves information is based on estimates of proved reserves attributable to the interest of Houston Exploration and KeySpan Exploration and Production, LLC as of December 31 for each of the years presented. These estimates principally were prepared by independent petroleum consultants. Proved reserves are estimated quantities of natural gas and crude oil which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

Reserve Quantity Information Natural Gas (MMcf)

At December 31,                                             2000                    1999                   1998
--------------------------------------------  ---- ----------------------  ----------------------  ---------------------
Proved reserves
    Beginning of year                                    534,308                 470,447                330,601
    Revisions of previous estimates                        4,479                  45,510                 (4,656)
    Extensions and discoveries                            77,643                  70,741                 67,272
    Production                                           (78,493)                (69,679)               (61,479)
    Purchases of reserves in place                         7,921                  20,779                139,994
    Sales of reserves in place                                 -                  (3,492)                (1,285)
                                                      -----------------    ---------------------   ---------------------
Proved reserves-
    End of year (1)                                      545,858                 534,306                470,447
--------------------------------------------------    -----------------    ----------------------  ---------------------
Proved developed reserves-
    Beginning of year                                    399,482                 369,931                256,632

    End of year (2)                                      431,536                 399,482                369,931
--------------------------------------------------    -----------------    ----------------------  ---------------------

(1) Includes minority interest of 167,730;  189,427; and 169,361; in 2000, 1999, and 1998, respectively. (2) Includes minority interest of 133,271; 143,043; and 133,175; in 2000, 1999, and 1998, respectively.

Crude Oil, Condensate and Natural Gas Liquids (MBbls)


At December 31,                                       2000                     1999                   1998
----------------------------------------------  -----------------------  ---------------------- ----------------------
Proved reserves

    Beginning of year                                3,136                   1,650                  1,077
    Revisions of previous estimates                    108                     237                   (105)
    Extensions and discoveries                       4,326                   1,574                    249
    Production                                        (320)                   (258)                  (225)
    Purchases of reserves in place                     662                       2                    665
    Sales of reserves in place                           -                     (69)                   (11)
                                                -----------------------  ---------------------- ----------------------
Proved reserves-
    End of year (1)                                  7,912                   3,136                  1,650
----------------------------------------------  -----------------------  ---------------------- ----------------------
Proved developed reserves-
    Beginning of year                                2,059                   1,498                    914
    End of year (2)                                  2,126                   2,059                  1,498
----------------------------------------------  -----------------------  ---------------------- ----------------------

(1) Includes minority interest of 1,695; 890; and 594; in 2000,1999, and 1998, respectively. (2) Includes minority interest of 573; 647; and 539 in 2000,1999, and 1998, respectively.

The standardized measure of discounted future net cash flows was prepared by applying year-end prices of gas and oil to the proved reserves. The standardized measure does not purport, nor should it be interpreted, to present the fair value of gas and oil reserves of Houston Exploration or KeySpan Exploration and Production LLC. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs, and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

Standardized  Measure of Discounted Future Net Cash Flows Relating to Proved Gas and Oil Reserves

At December 31,                                                                    2000                     1999
-----------------------------------------------------------------------  ------------------------  ----------------------
                                                                                      (In Thousands of Dollars)
Future cash flows                                                        $        5,415,587     $         1,146,966
Future costs -
    Production                                                                     (558,384)               (194,527)
    Development                                                                    (182,242)               (128,645)
                                                                         ------------------------  ----------------------
Future net inflows before income tax                                              4,674,961                 823,794
Future income taxes                                                              (1,299,965)               (160,940)
                                                                         ------------------------  ----------------------
Future net cash flows                                                             3,374,996                 662,854
10% discount factor                                                              (1,209,237)               (182,222)
                                                                         ------------------------  ----------------------
Standardized measure of discounted future net cash flows (1)             $        2,165,759     $            480,632
-----------------------------------------------------------------------  ------------------------  ----------------------

(1) Includes minority interest of 653,046 and 168,921 in 2000 and 1999, respectively.


Changes in Standardized Measure of Discounted Future Net Cash Flows from Proved Reserve Quantities

Year Ended December 31,                                                        2000                 1999                   1998
---------------------------------------------------------------------- --------------------  -------------------  ------------------
                                                                                           (In Thousands of Dollars)
Standardized measure -
    beginning of year                                                  $       480,632  $           396,060  $              315,380
Sales and transfers, net of production costs                                  (240,702)            (126,730)               (105,958)
Net change in sales and transfer prices,
    net of production costs                                                  2,142,932               47,330                (104,137)
Extensions and discoveries and improved
    recovery, net of related costs                                             472,658              106,076                  72,333
Changes in estimated future development costs                                  (38,839)             (25,730)                 (6,656)
Development costs incurred during the period
    that reduced future development costs                                       77,197               40,563                  15,891
Revisions of quantity estimates                                                 24,650               51,375                  (4,982)
Accretion of discount                                                           54,460               41,293                  37,706
Net change in income taxes                                                    (706,074)             (47,097)                 44,812
Net purchases of reserves in place                                              23,118               19,018                 155,259
Changes in production rates (timing) and other                                (124,273)             (21,526)                (23,588)
                                                                              --------              -------                 -------
Standardized measure -
    end of year                                                        $     2,165,759  $           480,632  $              396,060
------------------------------------------------------------------------------------------------------------------------------------


Average Sales Prices and Production Costs Per Unit

Year Ended December 31,                                                            2000                 1999               1998
--------------------------------------------------------------------------  -------------------  ------------------  ---------------
Average sales price* Natural gas ($/MCF)                                            3.97                2.14              1.96
Oil, condensate and natural gas liquid ($/Bbl)                                     27.29               16.41             12.18
Production cost per equivalent MCF ($)                                              0.55                0.26              0.26
--------------------------------------------------------------------------  -------------------  ------------------  ---------------

*Represents the cash price received which excludes the effect of any hedging transactions.



Acreage
At December 31, 2000                                                                     Gross               Net
------------------------------------------------------------  -------------------  ------------------  ----------------
Producing                                                                               335,017            217,407
Undeveloped                                                                             384,119            334,798
-----------------------------------------------------------------------------------------------------------------------


Number of Producing Wells
At December 31, 2000                                                                     Gross               Net
------------------------------------------------------------  -------------------  ------------------  ----------------
Gas wells                                                                               1,307               889.6
Oil wells                                                                                   8                 3.4
--------------------------------------------------------------------------------  -------------------  -----------------


Drilling Activity (Net)
Year Ended December 31,                   2000                                 1999                                 1998
-------------------------- ---------------------------------- ------------------------------------ ---------------------------------
                            Producing       Dry      Total        Producing      Dry       Total      Producing      Dry      Total
                            ---------       ---      -----        ---------      ---       -----      ---------      ---      -----
Net developmental wells        40.4         4.4      44.8           29.7         3.1       32.8          19.2        4.6       23.8
Net exploratory wells          5.1          1.7       6.8            2.9         1.0        3.9          1.6         4.2       5.8
------------------------------------------------------------------------------------------------------------------------------------


Wells in Process

At December 31, 2000                        Gross                   Net
------------------------------------- ------------------  ----------------------
Exploratory                                   5                     1.8
Developmental                                 5                     4.3
------------------------------------- ------------------  ----------------------

Note 18.  Summary of Quarterly Information (Unaudited)


The following is a table of financial data for each quarter of KeySpan's year ended December 31, 2000.

                                                                  (In Thousands of Dollars, Except Per Share Amounts)

                                              Quarter Ended       Quarter Ended      Quarter Ended      Quarter Ended
                                                 3/31/00             6/30/00            9/30/00          12/31/00 (a)
-------------------------------------------------------------------------------------------------------------------------
Operating revenues                           1,316,613            947,588            947,137           1,910,152
Operating income                               296,506            133,524             92,078             209,755
Net income                                     172,244             53,366             14,630              60,567
Earnings for common stock                      163,553             47,080             13,154              58,907
Basic and diluted earnings
        per common share   (b)                    1.22               0.35               0.10                0.44
Dividends declared                               0.445              0.445              0.445               0.445
-------------------------------------------------------------------------------------------------------------------------


(a) Reflects an after-tax charge of $41.1 million relating to an early retirement and severance program.

(b) Quarterly earnings per share are based on the average number of shares outstanding during the quarter. Because of the changing number of common shares outstanding in each quarter, the sum of quarterly earnings per share does not equal earnings per share for the year.


The following is a table of financial data for each quarter of KeySpan's year ended December 31, 1999.

                                                                    (In Thousands of Dollars, Except Per Share Amounts)

                                              Quarter Ended       Quarter Ended      Quarter Ended      Quarter Ended
                                                 3/31/99             6/30/99            9/30/99            12/31/99
-------------------------------------------------------------------------------------------------------------------------
Operating revenues                                961,108            543,526            538,469             911,510
Operating income                                  242,226             61,211             36,783             141,949
Net income                                        143,221             22,989              9,016              83,385
Earnings for common stock                         134,532             14,299                328              74,700
Basic and diluted earnings
    per common share   (a)                           0.94               0.10               0.00                0.56
Dividends declared                                  0.445              0.445              0.445               0.445
-------------------------------------------------------------------------------------------------------------------------


(a) Quarterly earnings per share are based on the average number of shares outstanding during the quarter. Because of the changing number of common shares outstanding in each quarter, the sum of quarterly earnings per share does not equal earnings per share for the year.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of KeySpan Corporation d/b/a/ KeySpan
Energy:

We have audited the accompanying Consolidated Balance Sheet and Consolidated Statement of Capitalization of KeySpan Corporation (a New York corporation) and subsidiaries as of December 31, 2000 and December 31, 1999 and the related
Consolidated Statements of Income, Retained Earnings, Comprehensive Income and Cash Flows for the two years then ended and the nine months ended December 31, 1998. These financial statements are the responsibility of the KeySpan Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and capitalization of KeySpan Corporation and subsidiaries as of December 31, 2000 and December 31, 1999 and the results of their operations and their cash flows for the years then ended and the nine months ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 is the responsibility of the KeySpan Corporation's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP


January 25, 2001
New York, New York

                                   SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS


                                                                                          (In Thousands of Dollars)
-------------------------------------------------------------------------------------------------------------------
               Column A                  Column B                     Column C            Column D        Column E
-------------------------------------------------------------------------------------------------------------------
                                                                  Additions
                                                      ------------------------------
                                        Balance at    Charged to                                         Balance at
                                         beginning    costs and     Acquisitions and                       end of
             Description                 of period     expenses     LIPA Transaction     Net deductions     period
-------------------------------------------------------------------------------------------------------------------
Twelve months ended December 31, 2000
-------------------------------------

Deducted from asset accounts:
Allowance for doubtful accounts              $20,294      $26,455          $20,372        $17,643        $49,478

Additions to liability accounts:
Reserve for injuries and damages             $36,385      $20,074          $14,228        $19,121        $51,566
Reserve for environmental expenditures      $128,011      -                $42,637        $13,141       $157,507


Twelve months ended December 31, 1999
-------------------------------------

Deducted from asset accounts:
Allowance for doubtful accounts              $20,026      $15,793        -                $15,525        $20,294

Additions to liability accounts:
Reserve for injuries and damages             $29,075      $25,930        -                $18,620        $36,385
Reserve for environmental expenditures      $130,278       $5,000        -                 $7,267       $128,011


Nine months ended December 31, 1998
-------------------------------------

Deducted from asset accounts:
Allowance for doubtful accounts              $23,483      $11,064           $3,777        $18,298        $20,026

Additions to liability accounts:
Reserve for injuries and damages             $12,254       $8,690          $15,246         $7,115        $29,075
Reserve for environmental expenditures       $33,080      $48,920*         $48,278       -              $130,278

        *Recorded as a Regulatory Asset for Future Recovery

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                                    Part III


Item 10.  Directors and Executive Officers of the Registrant

A definitive proxy statement was filed with the SEC on March 23, 2001 (the "Proxy Statement"). The information required by this item is set forth under the caption "Executive Officers of the Company" in Part I hereof and under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement, which information is incorporated herein by reference thereto.

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

Item 13.  Certain Relationships and Related Transactions

The information required by this item is set forth under the caption "Agreements with Executives," "Legal Services," and "Involvement in Certain Proceedings" in the Proxy Statement, which information is incorporated herein by reference thereto.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

1.           Financial Statements

The following consolidated financial statements of KeySpan and its subsidiaries and report of independent accountants are filed as part of this Report:

      Report of Independent Public Accountants
      Consolidated Statement of Income for the year ended December 31, 2000, the year ended December 31, 1999, and the nine months ended December 31, 1998.
      Consolidated  Statement of Retained  Earnings for the year ended
            December 31, 2000, the year ended December 31, 1999, and the nine months ended December 31, 1998.
      Consolidated Balance Sheet at December 31, 2000 and December 31, 1999. Consolidated Statement of Capitalization at December 31, 2000 and December 31, 1999.
      Consolidated Statement of Cash Flows for the year ended December
            31, 2000, the year ended December 31, 1999, and the nine months ended December 31, 1998.
      Notes to Consolidated Financial Statements

2.              Financial Statements Schedules

Consolidated Schedule of Valuation and Qualifying Accounts for the year ended December 31, 2000, the year ended December 31, 1999, and the nine months ended December 31, 1998.

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


     3.1 Certificate of Incorporation of the Company effective April 16, 1998, Amendment to Certificate of Incorporation of the Company effective May 26,1998, Amendment to Certificate of Incorporation of the Company effective June 1, 1998, Amendment to the Certificate of Incorporation of the Company effective April 7, 1999 and Amendment to the Certificate of Incorporation of the Company effective May 20, 1999 (filed as Exhibit 3.1 to the Company's Form 10-Q for the quarterly period ended June 30, 1999)

     3.2 ByLaws of the Company In Effect on September 10, 1998, as amended (filed as Exhibit 3.1 to the Company's Form 8-K/A, Amendment No. 2, on September 29, 1998)

     4.1 Indenture, dated December 1, 1999, between KeySpan and KeySpan Gas East Corporation, the Registrants, and the Chase Manhattan Bank, as Trustee, with respect to the issuance of Medium-Term Notes, Series A, (filed as Exhibit 4-a to Amendment No. 1 to Form S-3 Registration Statement No. 333-92003)

     4.2 Form of Medium-Term Note issued in connection with the issuance of the 7 7/8% notes on February 1, 2000 (filed as Exhibit 4, to KeySpan Form 8-K on February 1, 2000)

     4.3* Form of Medium-Term Note issued in connection with the issuance of the 6.9% notes on January 19, 2001.

     4.4 Indenture, dated as of November 1, 2000, between KeySpan and the Chase Manhattan Bank, as Trustee, with the respect to the issuance Debt Securities (filed as Exhibit 4-a to Amendment No. 1 to Form S-3 Registration Statement No. 333-43768 and filed as Exhibit 4-a to KeySpan's Form 8-K on November 20, 2000)

     4.5 Form of Note issued in connection with the issuance of the 7.25% note issued on November 20, 2000 (filed as Exhibit 4-b to KeySpan's Form 8-K on November 20, 2000)

     4.6 Form of Note issued in connection with the issuance of the 7.625% note issued on November 20, 2000 (filed as Exhibit 4-c to KeySpan's Form 8-K on November 20, 2000)

     4.7 Form of Note issued in connection with the issuance of the 8.0% note issued on November 20, 2000 (filed as Exhibit 4-d to KeySpan's Form 8-K on November 20, 2000)

     4.8* Credit  Agreement,  dated as of September 22, 2000. among KeySpan,  as
          Borrower, the Several Lenders, Citibank, N.A. and ABN Amro Bank, N.V. as Co-Documentation Agents, J.P. Morgan Securities Inc., as Syndication Agent, and The Chase Manhattan Bank, as Administrative Agent, for a $700,000,000 revolving credit loan.

     4.9* Credit  Agreement,  dated as of October 30, 2000,  among  KeySpan,  as
          Borrower, the Several Lenders, Citibank, N.A., as Syndication Agent, European American Bank, as Documentation Agent and The Chase Manhattan Bank, as Administrative Agent, for a $700,000,000 revolving credit loan.

     4.10*Letter of Credit and Reimbursement Agreement, dated as of December 1,
          200, by and between KeySpan Generation LLC and National Westminister Bank PLC relating to the Electric Facilities Revenue Bonds ("EFRBs") Series 1997A .

     4.11-a  Participation  Agreements  dated as of  February  1, 1989,  between
          NYSERDA and The Brooklyn Union Gas Company relating to the Adjustable Rate Gas Facilities Revenue Bonds ("GFRBs") Series 1989A and Series 1989B (filed as Exhibit 4 to The Brooklyn Union Gas Company Form 10-K for the year ended September 30, 1989)

     4.11-b Indenture  of Trust,  dated  February 1, 1989,  between  NYSERDA and
          Manufacturers Hanover Trust Company, as Trustee, relating to the Adjustable Rate GFRBs Series 1989A and 1989B (filed as Exhibit 4 to the Brooklyn Union Gas Company Form 10-K for the year ended September 30, 1989)

     4.12-a Participation Agreement, dated as of July 1, 1991, between NYSERDA and The Brooklyn Union Gas Company relating to the GFRBs Series 1991A and 1991B (filed as Exhibit 4 to The Brooklyn Union Gas Company Form 10-K for the year ended September 30, 1991)

     4.12-b Indenture of Trust,  dated as of July 1, 1991,  between  NYSERDA and
          Manufacturers Hanover Trust Company, as Trustee, relating to the GFRBs Series 1991A and 1991B (filed as Exhibit 4 to The Brooklyn Union Gas Company Form 10-K for the year ended September 30, 1991)

     4.13-a First Supplemental Participation Agreement dated as of May 1, 1992 to Participation Agreement dated February 1, 1989 between NYSERDA and The Brooklyn Union Gas Company relating to Adjustable Rate GFRBs, Series 1989A & B (filed as Exhibit 4 to The Brooklyn Union Gas Company Form 10-K for the year ended September 30, 1992)

     4.13-b First  Supplemental Trust Indenture dated as of May 1, 1992 to Trust
          Indenture dated February 1, 1989 between NYSERDA and Manufacturers Hanover

          TrustCompany, as Trustee, relating to Adjustable Rate GFRBs, Series 1989A & B (filed as Exhibit 4 to The Brooklyn Union Gas Company Form 10-K for the year ended September 30, 1992)

     4.14-a Participation Agreement, dated as of July 1, 1992, between NYSERDA and The Brooklyn Union Gas Company relating to the GFRBs Series 1993A and 1993B (filed as Exhibit 4 to The Brooklyn Union Gas Company Form 10-K for the year ended September 30, 1992)

     4.14-b Indenture of Trust,  dated as of July 1, 1992,  between  NYSERDA and
          Chemical Bank, as Trustee, relating to the GFRBs Series 1993A and 1993B (filed as Exhibit 4 to The Brooklyn Union Gas Company Form 10-K for the year ended September 30, 1992)

     4.15-a First Supplemental Participation Agreement dated as of July 1, 1993 to Participation Agreement dated as of June 1, 1990, between NYSERDA and The Brooklyn Union Gas Company relating to GFRBs Series C (filed as Exhibit 4 to The Brooklyn Union Gas Company Form 10-K for the year ended September 30, 1993)

     4.15-b First Supplemental Trust Indenture dated as of July 1, 1993 to Trust
          Indenture dated as of June 1, 1990 between NYSERDA and Chemical Bank, as Trustee, relating to GFRBs Series C (filed as Exhibit 4 to The Brooklyn Union Gas Company Form 10-K for the year ended September 30,
          1993)

     4.16-a Participation  Agreement,  dated July 15, 1993,  between NYSERDA and
          Chemical Bank as Trustee, relating to the GFRBs Series D-1 1993 and Series D-2 1993 (filed as Exhibit 4 to The Brooklyn Union Gas Company Form S-8 Registration Statement No. 33-66182)

     4.16-b  Indenture  of Trust,  dated  July 15,  1993,  between  NYSERDA  and
          Chemical Bank as Trustee, relating to the GFRBs Series D-1 1993 and D-2 1993 (filed as Exhibit 4 to The Brooklyn Union Gas Company Form S-8 Registration Statement No. 33-66182)

     4.17-a Participation Agreement,  dated January 1, 1996, between NYSERDA and
          The Brooklyn Union Gas Company relating to GFRBs Series 1996 (filed as
          Exhibit 4 to The Brooklyn Union Gas Company Form 10-K for the year ended September 30, 1996)

     4.17-b  Indenture  of Trust,  dated  January 1, 1996,  between  NYSERDA and
          Chemical  Bank,  as Trustee,  relating to GFRBs  Series 1996 (filed as
          Exhibit 4 to The Brooklyn Union Gas Company Form 10-K for the year ended September 30, 1996)

     4.18-a  Participation  Agreement,  dated as of  January  1,  1997,  between
          NYSERDA and The Brooklyn Union Gas Company relating to GFRBs 1997 Series A

          (filed as Exhibit 4 to KeySpan Energy Corporation Form 10-K for the year ended September 30, 1997)

     4.18-b Indenture of Trust, dated January 1, 1997, between NYSERDA and Chase
          Manhattan Bank, as Trustee,  relating to GFRBs 1997 Series A (filed as
          Exhibit 4 to KeySpan Energy Corporation Form 10-K for the year ended September 30, 1997)

     4.19-a Participation Agreement dated as of December 1, 1997 by and between NYSERDA and Long Island Lighting Company relating to the 1997 EFRBs, Series A (filed as Exhibit 10(a) to KeySpan Form 10-Q for the quarterly period ended September 30, 1998)

     4.19-b  Indenture  of Trust dated as of December 1, 1997 by and between New
          York State Energy Research and Development Authority (NYSERDA) and The Chase Manhattan Bank, as Trustee, relating to the 1997 Electric Facilities Revenue Bonds (EFRBs), Series A (filed as Exhibit 10(a) to the Company's Form 10-Q for the quarterly period ended September 30,
          1998)


     4.20-a Participation Agreement, dated as of October 1, 1999, by and between NYSERDA and KeySpan Generation LLC relating to the 1999 Pollution Control Refunding Revenue Bonds, Series A (filed as Exhibit 4.10 to KeySpan's Form 10-K for the year ended December 31, 1999)

     4.20-b Trust  Indenture,  dated as of October 1, 1999,  by and  between New
          York State Energy Research and Development Authority (NYSERDA) and The Chase Manhattan Bank, as Trustee, relating to the 1999 Pollution Control Refunding Revenue Bonds, Series A (filed as Exhibit 4.10 to KeySpan's Form 10-K for the year ended December 31, 1999)

     4.20-c First Supplemental Trust Indenture, dated as of January 1, 2000, by and between New York State Energy Research and Development Authority (NYSERDA) and The Chase Manhattan Bank, as Trustee, relating to the GFRBs 1997 Series A (filed as Exhibit 4.11 to KeySpan's Form 10-K for the year ended December 31, 1999)

     4.21 Indenture dated as of December 1, 1989 between Boston Gas Company and The Bank of New York, Trustee (Filed as Exhibit 4.2 to Boston Gas Company's Form S-3 (File No. 33-31869)).

     4.22 Agreement of Registration, Appointment and Acceptance dated as of November 18, 1992 among Boston Gas Company, The Bank of New York as Resigning Trustee, and The First National Bank of Boston as Successor Trustee. (Filed as an exhibit to Boston Gas Company's S-3 Registration S (File No. 33-31869))

     4.23 Credit Agreement dated as of December 22, 1993 by and among Boston Gas Company, Morgan Guaranty Trust Company of New York, National Westminster Bank PLC, Shawmut Bank, N.A. and The First National Bank of Boston. (Filed as Exhibit 10.17 to the Annual Report of Boston Gas Company on Form 10-K for the year ended December 31, 1993)

     4.24 Second Amended and Restated First Mortgage Indenture for Colonial Gas Company dated as of June 1, 1992 (filed as Exhibit 4(b) to Colonial Gas Company's Form 10-Q for the quarter ended June 30, 1992)

     4.25 First Supplemental Indenture for Colonial Gas Company dated as of June 15, 1992 (filed as Exhibit 4(c) to Colonial Gas Company's Form 10-Q for the quarter ended June 30, 1992)

     4.26 Second Supplemental Indenture for Colonial Gas Company dated as of September 27, 1995 (filed as Exhibit 4(c) to Colonial Gas Company's Form 10-K for the fiscal year ended December 31, 1995)

     4.27 Amendment to Second Supplemental Indenture for Colonial Gas Company dated as of October 12, 1995 (filed as Exhibit 4(d) to Colonial Gas Company's Form 10-K for the fiscal year ended December 31, 1995)

     4.28 Third Supplemental Indenture for Colonial Gas Company dated as of December 15, 1995 (filed as Exhibit 4(f) to Colonial Gas Company's Form S- 3 Registration Statement dated January 5, 1998)

     4.29 Fourth Supplemental Indenture for Colonial Gas Company dated as of March 1, 1998 (filed as Exhibit 4(l) to Colonial Gas Company's Form 10-Q for the quarter ended March 31, 1998)

     4.30 Revolving Credit Agreement for Colonial Gas Company dated as of September 12, 1997 (filed as Exhibit 4(e) to Colonial Gas Company's Form 10-Q for the quarter ended September 30, 1997)

     4.31 Revolving Credit Agreement between for Colonial Gas Company and Massachusetts Fuel Inventory Trust dated as of September 12, 1997 (filed as Exhibit 4(f) to Colonial Gas Company's Form 10-Q for the quarter ended September 30, 1997)

     4.32 Trust Agreement dated as of June 22, 1990 between Colonial Gas Company (as Trustor) and Shawmut Bank, N.A. (as Trustee) (filed as Exhibit 10(d) to Colonial Gas Company's Form 10-Q for the period ended June 30, 1990)

     4.33 Gas Service, Inc. General and Refunding Mortgage Indenture, dated as of June 30, 1987, as amended and supplemented by a First Supplemental Indenture, dated as of October 1, 1988, and by a Second Supplemental Indenture, dated as of August 31, 1989 (filed as Exhibit 4.1 to EnergyNorth,

          Inc.'s Form 10-K for the fiscal year ended September 30, 1989 (File No. 0- 11035)

     4.34 Third Supplemental Indenture, dated as of September 1, 1990, to Gas Service, Inc. General and Refunding Mortgage Indenture, dated as of June 30, 1987 (filed as Exhibit 4.2 to EnergyNorth, Inc.'s Form 10-K for the fiscal year ended September 30, 1990 (File No. 0-11035)

     4.35 Fourth Supplemental Indenture, dated as of January 10, 1992, to Gas Service, Inc. General and Refunding Mortgage Indenture, dated as of June 30, 1987 (filed as Exhibit 4.3 of EnergyNorth, Inc.'s Form 10-K for the fiscal year ended September 30, 1992 (File No. 0-11035)

     4.36 Fifth Supplemental Indenture, dated as of February 1, 1995, to Gas Service, Inc. General and Refunding Mortgage Indenture, dated as of June 30, 1987 (filed as Exhibit 4.4 to EnergyNorth, Inc.'s Form 10-K for the fiscal year ended September 30, 1996 (File No. 1-11441)

     4.37 Sixth Supplemental Indenture, dated as of September 15, 1997, to Gas Service, Inc. General and Refunding Mortgage Indenture, dated as of June 30, 1987 (filed as Exhibit 4.5 to EnergyNorth Natural Gas, Inc.'s Amendment No. 1 to Registration Statement on Form S-1, No. 333-32949, dated September 10, 1997)

     10.1 Agreement and Plan of Merger dated November 4, 1999, between the KeySpan, Eastern Enterprises and ACJ Acquisition LLC (filed as Exhibit 2 to KeySpan Form 8-K on November 5, 1999)

     10.2 Amendment No. 1 to Agreement and Plan of Merger, dated January 26, 2000, between the KeySpan, Eastern Enterprises and ACJ Acquisition LLC

     10.3 Agreement and Plan of Reorganization dated as of November 4, 1999,Eastern Enterprises, EE Acquisition Company, Inc. and EnergyNorth, Inc., including Amendment No. 1 dated November 4, 1999 (filed as Exhibit 2.1 to Eastern's Form S-4 Registration Statement No. 333-95693)

     10.4 Agreement and Plan of Merger dated as of June 26, 1997 by and among BL Holding Corp., Long Island Lighting Company, Long Island Power Authority and LIPA Acquisition Corp. (filed as Annex D to Registration Statement on Form S-4, No. 333-30353 on June 30, 1997)

     10.5 Agreement of Lease between Forest City Jay Street Associates and The Brooklyn Union Gas KeySpan dated September 15, 1988 (filed as an exhibit to The Brooklyn Union Gas KeySpan Form 10-K for the year ended September 30, 1996)

     10.6 Stipulation of Settlement of federal Racketeer Influenced and Corrupt Organizations Act Class Action and False Claims Action dated as of

          February  27,  1989  among  the  attorneys  for Long  Island  Lighting
          KeySpan, the ratepayer class, the United States of America and the individual defendants named therein (filed as an exhibit to Long Island Lighting Company's Form 10-K for the year ended December 31,
          1988)

     10.7 Management Services Agreement between Long Island Power Authority and Long Island Lighting Company dated as of June 26, 1997 (filed as Annex D to Registration Statement on Form S-4, No. 333-30353, on June 30,
          1997)

     10.8 Power Supply Agreement between Long Island Lighting Company and Long Island Power Authority dated as of June 26, 1997 (filed as Annex D to Registration Statement on Form S-4, No. 333-30353, on June 30, 1997)

     10.9 Energy Management Agreement between Long Island Lighting Company and Long Island Power Authority dated as of June 26, 1997 (filed as Annex D to Registration Statement on Form S-4, No. 333-30353, on June 30,
          1997)

     10.10Amended and Restated  Agreement  and Plan of Exchange and Merger dated
          June 26, 1997 between The Brooklyn Union Gas Company and Long Island Lighting Company dated as of June 26, 1997 (filed as Annex A to Registration Statement on Form S-4, No. 333-30353, on June 30, 1997)

     10.11Amendment,  Assignment and Assumption  Agreement dated as of September
          29, 1997 by and among The Brooklyn Union Gas Company, Long Island Lighting Company and KeySpan Energy Corporation (filed as Exhibit 2.5 to Schedule 13D by Long Island Lighting Company on October 24, 1997)

     10.12-a*  Amendment  dated  as of  February  24,  2000,  to the  Employment
          Agreement  dated  September  10, 1998,  between  KeySpan and Robert B.
          Catell

     10.12-b Employment  Agreement dated September 10, 1998, between KeySpan and
          Robert B. Catell (filed as Exhibit (10)(b) to KeySpan's Form 10-Q for the quarterly period ended September 30, 1998)

     10.13* Employment Agreement effective as of March 1, 2001, between KeySpan and Craig G. Matthews

     10.14Employment Agreement effective as of July 29, 1999, between KeySpan and Gerald Luterman (filed as Exhibit 10.10 to KeySpan's Form 10-K for the year ended December 31, 1999).

     10.15* Employment Agreement dated as of November 8, 2000, between KeySpan and Chester R. Messer.

     10.16Change of Control  Agreement  dated as of September 22, 1999,  between
          Eastern,  Boston Gas Company  and Chester R. Messer  (filed as Exhibit
          10.11.5 to Eastern's Form 10-Q for the quarterly period ended September 30, 1999, File No. 1-2297).

     10.17* Employment Agreement dated as of November 8, 2000 between KeySpan and Joseph A. Bodanza.

     10.18* Change of Control Agreement dated as of September 22, 1999, between Eastern, Boston Gas Company and Joseph A. Bodanza

     10.19* Directors' Deferred Compensation Plan dated as of December 21, 2000

     10.20* 2000 Corporate Annual Incentive Compensation and Gainsharing Plan effective January 1, 2000

     10.21Senior  Executive  Change of Control  Severance  Plan  effective as of
          October 30, 1998 (filed as Exhibit 10.20 to KeySpan Form 10-K for the year ended December 31, 1998)

     10.22Long Term Performance  Incentive  Compensation  Plan effective May 20,
          1999 (filed as Exhibit 10.3 to KeySpan's Form 10-Q for the quarterly period ended June 30, 1999).

     10.23Rights  Agreement  dated March 30,  1999,  between the KeySpan and the
          Rights  Agent  (filed as Exhibit 4 to KeySpan  Form 8-K,  on March 30,
          1999

     10.24Generating Plant and Gas Turbine Asset Purchase and Sale Agreement for Ravenswood for Ravenswood Generating Plants and Gas Turbines dated January 28, 1999, between the KeySpan and Consolidated Edison Company of New York, Inc. (filed as Exhibit 10(a) to KeySpan Form 10-Q for the quarterly period ended March 31, 1999)

     10.25Lease Agreement dated June 9, 1999, between  KeySpan-Ravenswood,  Inc.
          and LIC Funding, Limited Partnership (filed as Exhibit 10.2 to KeySpan Form 10-Q for the quarterly period ended June 30, 1999)

     10.26Guaranty  dated  June 9,  1999,  from  the  KeySpan  in  favor  of LIC
          Funding, Limited Partnership (filed as Exhibit 10.1 to KeySpan Form 10-Q for the quarterly period ended June 30, 1999)

     10.27* Energy  Management  Agreement  dated  April 1, 2000,  by and between
          Keyspan Energy Trading Services LLC and Coral Energy Holding, L.P.

     10.28Redacted Gas Resource Portfolio Management and Gas Sales Agreement between Boston Gas Company, Colonial Gas Company, Essex Gas Company (collectively, KEDNE) and El Paso Energy Marketing Company dated as of September 14, 1999, as amended (filed as Exhibit 10.1 to Eastern Enterprises Form 10-K for the period ended December 31, 1999)

     10.29Indenture,  dated as of March 2, 1998, between The Houston Exploration
          Company and The Bank of New York, as Trustee, with respect to the 8 5/8% Senior Subordinated Notes Due 2008 (including form of 8 5/8% Senior Subordinated Note Due 2008) (filed as Exhibit 4.1 to The Houston Exploration Company's Registration Statement on Form S-4 (No. 333-50235))

     10.30Subordinated  Loan  Agreement  dated  November  30,  1998  between The
          Houston Exploration Company and MarketSpan Corporation d/b/a KeySpan Energy Corporation (filed as Exhibit 10.30 to The Houston Exploration Company's Annual Report on Form 10-K for the year ended December 31,
          1998).

     10.31Subordination  Agreement  dated  November  25, 1998  entered  into and among MarketSpan  Corporation  d/b/a KeySpan Energy  Corporation,  The
          Houston Exploration Company and Chase Bank of Texas, National Association (filed as Exhibit 10.31 to The Houston Exploration Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 001-11899)).

     10.32First Amendment to Subordinated Loan Agreement and Promissory Note between KeySpan Corporation and The Houston Exploration Company dated effective as of October 27, 1999 (filed as Exhibit 10.14 to KeySpan's Form 10-K for the year ended December 31, 1999).

     10.33Restated   Exploration   Agreement  between  The  Houston  Exploration
          Company and KeySpan Exploration and Production, L.L.C., dated June 30, 2000, (filed as Exhibit 10.1 to The Houston Exploration Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 001-11899).

     10.34-a First  Amendment  and  Supplement  to Amended and  Restated  Credit
          Agreement dated May 4, 1999 by and among The Houston Exploration Company and Chase Bank of Texas, National Association, as agent, (filed as Exhibit 10.1 to The Houston Exploration Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 001-11899)).

     10.34-b Second Amendment to Amended and Restated Credit  Agreement  between
          The Houston Exploration Company and Chase Bank of Texas, National Association, as agent, dated October 6, 1999, (filed as Exhibit 10.32 to The Houston Exploration Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 001-11899)).

     10.34-c Third  Amendment  and  Supplement  to Amended and  Restated  Credit
          Agreement between The Houston Exploration Company and Chase Bank of Texas, National Association, as agent, dated December 9, 1999 (filed as Exhibit 10.20 to KeySpan's Form 10-K for the year ended December 31, 1999)

     10.35Indenture between Midland  Enterprises and State Street Bank and Trust
          Company dated as of April 2, 1990 (filed as Exhibit 2.2 to Midland Enterprises Registration Statement No 333-21120)

     10.36Indenture between Midland Enterprises and The Chase Manhattan Bank dated as of September 29, 1998 (filed as Exhibit 4.2 to Midland Enterprises Registration Statement (File No. 333-61137)

     21*  Subsidiaries of the Registrant

     23.1* Consent of Arthur Andersen LLP, Independent Auditors

     24.1*Power of Attorney  executed by Lilyan H. Affinito on February 6, 2001;
          which is  substantially  the same as Powers of Attorney made by Robert
          B. Catell on February 12, 2001; Andrea S. Christensen on February 29, 2001; Howard R. Curd on February 27, 2001; Richard N. Daniel on February 29, 2001; Donald H. Elliott on February 11, 2001, Alan H. Fishman January 29, 2001, Vicki L. Fuller on February 16, 2001; J. Atwood Ives on January 30, 2001; James R. Jones on February 1, 2001; James L. Larocca on January 30, 2001; Craig G. Matthews on March 1, 2001; Stephen W. McKessy on January 31, 2001; Edward D. Miller on February 8, 2001 and James Q. Riordan February 1, 2001.

     24.2*Certified   copy  of  the   Resolution   of  the  Board  of  Directors
          authorizing signatures pursuant to power of attorney

* Filed herewith


4.         Reports on Form 8-K

KeySpan filed Reports on Form 8-K on October 6, 2000, November 9, 2000, November 20, 2000, November 21, 2000, December 11, 2000 and January 25, 2001.

In our Report on Form 8-K, dated October 6, 2000, we filed historical financial statements of Eastern for the purpose of incorporating such information.

In our Report on Form 8-K, dated November 9, 2000, we filed a copy of the press release reporting the closing of our transaction with Eastern and EnergyNorth. On November 20, 2000, we filed a Report on Form 8-K regarding our issuance of $1.65 billion aggregate principal amount of notes. Additionally, on November 21, 2000, we filed a Report on Form 8- K to further describe the acquisition of Eastern and EnergyNorth and to incorporate Eastern's Annual Report on Form 10-K, for the period ended December 31, 1999.

On December 11, 2000, we filed a Report on Form 10-K, to include a press release disclosing our expectations on future earnings. On January 25, 2001, we filed another Report on Form 8- K, disclosing our consolidated earning for the fiscal year ended December 31, 2000.

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              KEYSPAN CORPORATION



March 30, 2001                                By: /S/Gerald Luterman
                                                  ----------------------
                                                  Gerald Luterman
                                                  Senior Vice President and
                                                  Chief Financial Officer


March 30, 2001                                By: /S/Ronald S. Jendras
                                                  --------------------
                                                  Ronald S. Jendras
                                                  Vice President, Controller and
                                                  Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2001.


              *                Chairman of the Board and Chief Executive Officer
   ________________________            (Principal executive officer)
    Robert B. Catell

                               Senior Vice-President and Chief Financial Officer
                                          (Principal financial officer)
   /S/Gerald Luterman
   ------------------
   Gerald Luterman


                         Vice President, Controller and Chief Accounting Officer
  /S/Ronald S. Jendras                 Principal accounting officer)
  --------------------
    Ronald S. Jendras

           *
  ------------------------
     Lilyan H. Affinito                    Director

                          *
              ------------------------
                Andrea S. Christensen                  Director

                          *
              ------------------------
                   Howard R. Curd                      Director

                          *
              ------------------------
                  Richard N. Daniel                    Director

                          *
              ------------------------
                  Donald H. Elliott                    Director

                          *
              ________________________                 Director
                   Alan H. Fishman

                          *
              ________________________                 Director
                   Vicki L. Fuller

                          *
              ________________________                 Director
                   J. Atwood Ives

                          *
              ________________________                 Director
                   James R. Jones

                          *
              ________________________                 Director
                  James L. Larocca

                          *
              ________________________                 Director
                  Craig G. Matthews

                          *
              ________________________                 Director
                 Stephen W. McKessy

                          *
              ________________________                 Director
                  Edward D. Miller


                          *
              ________________________                 Director
                  James Q. Riordan


               By:/s/ Gerald Luterman
                  Attorney-in-Fact

* Such signature has been affixed pursuant to a Power of Attorney filed as an exhibit hereto and incorporated herein by reference thereto.