Form 10-Q
period 2001-03-31
KEYSPAN CORP
filed 2001-05-07
CIK 1062379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    Form 10-Q
(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
EXCHANGE ACT OF 1934

For the quarterly period ended                       March  31, 2001
                               -------------------------------------------------
                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -------------------

                         Commission file number 1-14161
                                    --------

                               KEYSPAN CORPORATION
                              ---------------------
             (Exact name of Registrant as specified in its charter)

          New York                                        11-3431358
---------------------------------------      ---------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No. )
 incorporation or organization)


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

(Former name, former address and former fiscal year,if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class of Common Stock                           Outstanding at April 30, 2001
---------------------------                       ------------------------------
    $.01 par value                                          137,321,390

                      KEYSPAN CORPORATION AND SUBSIDIARIES

                                      INDEX

                               Part I.   FINANCIAL INFORMATION          Page No.
                                                                        --------

Item 1. Financial Statements

           Consolidated Balance Sheet -
           March 31, 2001 and December 31, 2000                            3

           Consolidated Statement of Income -
           Three Months Ended March 31, 2001 and 2000                      5

           Consolidated Statement of Cash Flows -
           Three Months Ended March 31, 2001 and 2000                      6

           Notes to Consolidated Financial Statements                      7

Item 2. Management's Discussion and Analysis Of Financial
           Condition and Results of Operations                             18

Item 3. Quantitative and Qualitative Disclosures
           About Market Risk                                               31

                           Part II. OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K                                  32


Signatures                                                                 33



                                                      CONSOLIDATED BALANCE SHEET
                                                       (In Thousands of Dollars)


                                                                         March 31, 2001                    December 31, 2000
----------------------------------------------------------------  ----------------------------  ----  ----------------------------
                                                                        (Unaudited)                                       (Audited)
                                                                  ----------------------------        ----------------------------
ASSETS
Current Assets
    Cash and cash equivalents                             $                          104,109     $                        94,508
    Customer accounts receivable                                                   1,937,018                           1,771,300
    Allowance for uncollectible accounts                                             (70,079)                            (49,478)
    Gas in storage, at average cost                                                   78,988                             282,654
    Materials and supplies, at average cost                                          110,746                             123,608
    Other                                                                             62,009                             148,353
                                                                 ---------------------------        ----------------------------
                                                                                   2,222,791                           2,370,945
                                                                ----------------------------        ----------------------------


Equity Investments and Other                                                         205,264                             199,196
                                                                ----------------------------        ----------------------------

Property
    Gas                                                                            5,385,990                           5,346,799
    Electric                                                                       1,417,331                           1,412,839
    Other                                                                            737,074                             734,801
    Accumulated depreciation                                                      (2,361,333)                         (2,301,722)
    Gas exploration and production, at cost                                        1,834,213                           1,781,379
    Accumulated depletion                                                           (653,142)                           (615,799)
                                                                ----------------------------        ----------------------------
                                                                                   6,360,133                           6,358,297
                                                                ----------------------------        ----------------------------

Deferred Charges
    Regulatory assets                                                                386,487                             385,116
    Goodwill, net of amortizations                                                 1,834,941                           1,848,721
    Other                                                                            398,158                             387,846
                                                                ----------------------------        ----------------------------
                                                                                   2,619,586                           2,621,683
                                                                ----------------------------        ----------------------------

                                                                ----------------------------        ----------------------------
Total Assets                                              $                       11,407,774     $                    11,550,121
                                                                ============================        ============================






        See accompanying Notes to the Consolidated Financial Statements.


                                                      CONSOLIDATED BALANCE SHEET
                                                      (In Thousands of Dollars)


                                                                         March 31, 2001                    December 31, 2000
---------------------------------------------------------- -----  ----------------------------- ----  ---------------------------
                                                                        (Unaudited)                         (Audited)
                                                                  -----------------------------       ---------------------------
LIABILITIES AND CAPITALIZATION
Current Liabilities
    Current redemption of preferred stock                  $                              4,726 $                           5,480
    Accounts payable and accrued expenses                                               937,692                         1,429,267
    Commercial paper                                                                  1,139,830                         1,300,237
    Dividends payable                                                                    61,966                            62,218
    Taxes accrued                                                                       173,928                            74,614
    Customer deposits                                                                    35,299                            32,855
    Interest accrued                                                                    118,169                            69,402
                                                                  -----------------------------       ---------------------------
                                                                                      2,471,610                         2,974,073
                                                                  -----------------------------       ---------------------------

Deferred Credits and Other Liabilities
    Regulatory liabilities                                                               33,044                            34,486
    Deferred income tax                                                                 522,016                           451,721
    Postretirement benefits and other reserves                                          628,203                           628,910
    Other                                                                               162,277                           144,032
                                                                  -----------------------------       ---------------------------
                                                                                      1,345,540                         1,259,149
                                                                  -----------------------------       ---------------------------

Capitalization
    Common stock, $.01 par value, authorized
       450,000,000 shares; outstanding 137,251,386 and
       133,876,426 shares stated at                                                   2,990,261                         2,985,022
    Retained earnings                                                                   642,975                           480,639
    Other comprehensive income                                                           (8,531)                              825
    Treasury stock purchased                                                           (625,617)                         (650,670)
                                                                  -----------------------------       ---------------------------
      Total common shareholders' equity                                               2,999,088                         2,815,816
    Preferred stock                                                                      84,205                            84,205
    Long-term debt                                                                    4,346,962                         4,274,938
                                                                  -----------------------------       ---------------------------
Total Capitalization                                                                  7,430,255                         7,174,959
                                                                  -----------------------------       ---------------------------

Minority Interest in Subsidiary Companies                                               160,369                           141,940
                                                                  -----------------------------       ---------------------------
Total Liabilities and Capitalization                       $                         11,407,774 $                      11,550,121
                                                                  =============================       ===========================



        See accompanying Notes to the Consolidated Financial Statements.


                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
               (In Thousands of Dollars, Except Per Share Amounts)



                                                                 Three Months Ended               Three Months Ended
                                                                    March 31, 2001                   March 31, 2000
---------------------------------------------------------------------------------------------------------------------------
Revenues
Gas Distribution                                          $                    1,753,793   $                      804,703
Electric Services                                                                343,372                          334,404
Energy Services                                                                  319,173                          126,480
Energy Investments                                                               225,297                           51,026
                                                             ---------------------------      ---------------------------
Total Revenues                                                                 2,641,635                        1,316,613
                                                             ---------------------------      ---------------------------
Operating Expenses
Purchased gas for resale                                                       1,197,358                          409,047
Fuel and purchased power                                                         146,167                           70,577
Operations and maintenance                                                       565,714                          355,479
Depreciation, depletion and amortization                                         131,095                           69,581
Operating taxes                                                                  141,646                          115,423
                                                             ---------------------------      ---------------------------
Total Operating Expenses                                                       2,181,980                        1,020,107
                                                             ---------------------------      ---------------------------

Operating Income                                                                 459,655                          296,506
                                                             ---------------------------      ---------------------------

Other Income and (Deductions)
Minority interest                                                                (15,411)                          (3,029)
Other income                                                                      23,615                           14,964
                                                             ---------------------------      ---------------------------
Total Other Income                                                                 8,204                           11,935
                                                             ---------------------------      ---------------------------
Income Before Interest Charges
  and Income Taxes                                                               467,859                          308,441
                                                             ---------------------------      ---------------------------
Interest Charges                                                                  96,952                           44,125
                                                             ---------------------------      ---------------------------
Income Taxes
    Current                                                                      112,260                           95,633
    Deferred                                                                      33,872                           (3,561)
                                                             ---------------------------      ---------------------------
Total Income Taxes                                                               146,132                           92,072
                                                             ---------------------------      ---------------------------
Net Income                                                                       224,775                          172,244
Preferred stock dividend requirements                                              1,476                            8,691
                                                             ---------------------------      ---------------------------
Earnings for Common Stock                                 $                      223,299   $                      163,553
                                                             ===========================      ===========================
Basic Earnings Per Share                                  $                         1.63   $                         1.22
                                                             ===========================      ===========================
Diluted Earnings Per Share                                $                         1.61   $                         1.22
                                                             ===========================      ===========================
Average Common Shares Outstanding (000)                                          136,961                          133,873
Average Common  Shares
     Outstanding - Diluted (000)                                                 138,503                          134,117







        See accompanying Notes to the Consolidated Financial Statements.



                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (In Thousands of Dollars)


                                                                     Three Months                  Three Months
                                                                 Ended March 31, 2001          Ended March 31, 2000
----------------------------------------------------------------------------------------------------------------------
Operating Activities
Net Income                                                   $                   224,775   $                  172,244
Adjustments to reconcile net income to  net cash
   provided by (used in) operating activities
    Depreciation, depletion and amortization                                     131,095                       69,581
    Deferred income tax                                                           33,872                       (3,561)
    Income from equity investments                                                (3,956)                      (7,245)
    Dividends from equity investments                                                  -                        1,863
Changes in assets and liabilities
    Accounts receivable                                                         (147,017)                    (215,498)
    Materials and supplies, fuel oil and
         gas in storage                                                          216,047                      101,262
    Accounts payable and accrued expenses                                       (395,399)                      42,769
    Interest accrued                                                              48,767                        4,606
    Prepayments and other                                                        128,510                       24,243
                                                              --------------------------    -------------------------
Net Cash Provided by Operating Activities                                        236,694                      190,264
                                                              --------------------------    -------------------------
Investing Activities
Capital expenditures                                                            (126,308)                    (111,574)
Investments                                                                            -                     (141,719)
Proceeds from sale of assets                                                      18,458                            -
Other                                                                             (3,074)                       7,089
                                                              --------------------------    -------------------------
Net Cash Used in Investing Activities                                           (110,924)                    (246,204)
                                                              --------------------------    -------------------------
Financing Activities
Issuance of treasury stock                                                        30,292                            -
Issuance of long-term debt                                                       182,000                      430,395
Payment of long-term debt                                                       (102,369)                      (4,000)
Payment of Commercial Paper                                                     (160,407)                    (208,300)
Preferred stock dividends paid                                                    (1,476)                      (8,838)
Common stock dividends paid                                                      (61,215)                     (59,575)
Other                                                                             (2,994)                      (3,006)
Net Cash (Used in) Provided by Financing                      --------------------------    -------------------------
    Activities                                                                  (116,169)                     146,676
                                                              --------------------------    -------------------------
Net Increase in Cash and
     Cash Equivalents                                        $                     9,601   $                   90,736
                                                              ==========================    =========================
Cash and cash equivalents at
    beginning of period                                      $                    94,508   $                  128,602
Net Increase in cash and
     cash equivalents                                                              9,601                       90,736
Cash and Cash Equivalents at                                  --------------------------    -------------------------
    End of Period                                            $                   104,109   $                  219,338
                                                              ==========================    =========================

Cash equivalents are short-term marketable securities purchased with maturities of three months or less that were carried at cost which approximates fair value.


        See accompanying Notes to the Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

KeySpan Corporation (referred to in the Notes to the Financial Statements as "KeySpan", "we", "us", and "our") is a registered holding company under the Public Utility Holding Company Act of 1935, as amended. We operate six utilities that distribute natural gas to approximately 2.5 million customers in New York City, Long Island, Massachusetts and New Hampshire making us the fifth largest gas distribution company in the United States and the largest in the Northeast. We also own and operate electric generating plants in Nassau and Suffolk Counties on Long Island and in Queens County in New York City. Under contractual arrangements, we provide power, electric transmission and distribution services, billing and other customer services for approximately one million electric customers of the Long Island Power Authority ("LIPA"). Our other subsidiaries are involved in gas and oil exploration and production; gas storage; wholesale and retail gas and electric marketing; appliance service; heating, ventilation and air conditioning installation and services; large energy- system ownership, installation and management; engineering services; fiber optic services; marine transportation, including the barge hauling of fuel and other cargo; and providing meter reading equipment and services to municipal utilities. We also invest in, and participate in the development of, natural gas pipelines, electric generation and other energy-related projects, domestically and internationally. (See Note 2 "Business Segments" for additional information on each operating segment.)

1.    BASIS OF PRESENTATION

On November 8, 2000, KeySpan acquired all of the common stock of Eastern Enterprises ("Eastern") and EnergyNorth, Inc. ("ENI"). The transactions were accounted for as a purchase, with KeySpan being the acquiring company. Eastern is a Massachusetts business trust that owns primarily Boston Gas Company, Colonial Gas Company, Essex Gas Company and Midland Enterprises, Inc. ENI is a holding company that owns primarily EnergyNorth Natural Gas Inc., a provider of gas distribution services to customers in New Hampshire.

Consolidated results of operations for the three months ended March 31, 2001include the results of operations for Eastern and ENI. As required under purchase accounting, reported results of operations for periods prior to November 8, 2000 do not include the operating results of Eastern and ENI.

In our opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly our financial position as of March 31, 2001, and the results of our operations and cash flows for the three months ended March 31, 2001 and March 31, 2000. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2000. Income from interim periods may not be indicative of future results. Certain reclassifications were made to conform prior period financial statements with the current period financial statement presentation. Other than as noted, adjustments were of a normal, recurring nature.



Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. No dilution for any potentially dilutive securities is included. Diluted EPS assumes the conversion of all potentially dilutive securities and is calculated by dividing net income, as adjusted, by the sum of the weighted average number of shares of common stock outstanding plus all potentially dilutive securities.

     Under the requirements of Statement of Financial Accounting Standards (SFAS") No. 128, "Earnings Per Share" our basic and dilutive EPS are as follows:

                                                                                    (In Thousands of Dollars, Except Per Share)

                                                                           Three Months Ended            Three Months Ended
                                                                             March 31, 2001                March 31, 2000
--------------------------------------------------------------------  ----------------------------  -----------------------------
Earnings available for common stock                                   $             223,299             $          163,553
   Interest savings on convertible preferred stock                                      142                            142
   Houston Exploration dilution                                                        (569)                           (27)
                                                                      ---------------------             --------------------
Earnings available for common stock - adjusted                        $             222,872             $          163,668
--------------------------------------------------------------------  ---------------------             --------------------

Weighted average shares outstanding (000)                                           136,961                        133,873
Add dilutive securities:
   Options                                                                            1,298                              -
   Convertible preferred stock                                                          244                            244
                                                                      ---------------------             --------------------
Total weighted average shares outstanding - assuming dilution                       138,503                        134,117
--------------------------------------------------------------------  ---------------------             --------------------

Earnings available for common stock                                   $                 1.63           $               1.22
--------------------------------------------------------------------  ---------------------             --------------------
Earnings available for common stock - assuming dilution               $                 1.61           $               1.22
--------------------------------------------------------------------  ---------------------             --------------------


2.    BUSINESS SEGMENTS

We have four reportable segments: Gas Distribution, Electric Services, Energy Services and Energy Investments.

The Gas Distribution segment consists of our six gas distribution subsidiaries. KeySpan Energy Delivery New York ("KEDNY") provides gas distribution services to customers in the New York City boroughs of Brooklyn, Queens and Staten Island. KeySpan Energy Delivery Long Island ("KEDLI") provides gas distribution services to customers in the Long Island counties of Nassau and Suffolk and the Rockaway Peninsula of Queens County. Boston Gas Company, Colonial Gas Company, Essex Gas Company and EnergyNorth Natural Gas Inc., collectively referred to as KeySpan Energy Delivery New England ("KEDNE") provide gas distribution service to customers in Massachusetts and New Hampshire.

The Electric Services segment consists of subsidiaries that operate the electric transmission and distribution system owned by LIPA; own and provide capacity to and produce energy for LIPA from our generating facilities located on Long Island; and manage fuel supplies for LIPA to fuel our Long Island generating facilities, all through long-term service contracts having remaining terms that range from five to twelve years. The Electric Services segment also includes subsidiaries that own, lease and operate the 2,200 megawatt Ravenswood electric generation facility ("Ravenswood facility"), located in Queens, New York. Our contract with Consolidated Edison Company of New York ("Consolidated Edison"), under which we provided Consolidated Edison with 100% of the available capacity of the Ravenswood facility on a fixed monthly fee, expired on April 30, 2000. Since that time we provide all of the energy, capacity and ancillary services related to the Ravenswood facility to the New York Independent System Operator ("NYISO"). Currently, our primary electric generation customers are LIPA and the NYISO energy markets.

The Energy Services segment includes companies that provide energy-related services to customers located within the New York City metropolitan area, Rhode Island, Pennsylvania, Massachusetts and New Hampshire, through the following four lines of business: (i) Home Energy Services provides residential customers with service and maintenance of energy systems and appliances, as well as the retail marketing of natural gas and electricity to residential and small commercial customers; (ii) Business Solutions provides professional engineering-consulting and design of energy systems for commercial and industrial customers, including installation of plumbing, heating, ventilation and air conditioning equipment; (iii) Commodity Procurement provides management and procurement services for fuel supply and management of energy sales, primarily for and from the Ravenswood facility; and (iv) Fiber Optic Services provides various services to carriers of voice and data transmission on Long Island and in New York City.

The Energy Investment segment consists of our gas exploration and production investments as well as certain other domestic and international energy-related investments. Our gas exploration and production subsidiaries are engaged in gas and oil exploration and production, and the development and acquisition of domestic natural gas and oil properties. These investments consist of our approximately 68% equity interest in The Houston Exploration Company ("Houston Exploration"), an independent natural gas and oil exploration company, as well as KeySpan Exploration and Production, LLC, our wholly owned subsidiary engaged in a joint venture with Houston Exploration.

Subsidiaries in this segment also hold a 20% equity interest in the Iroquois Gas Transmission System LP, a pipeline that transports Canadian gas supply to markets in the Northeastern United States; a 50% interest in the Premier Transco Pipeline and a 24.5% interest in Phoenix Natural Gas, both in Northern Ireland; and investments in certain midstream natural gas assets in Western Canada through KeySpan Canada. With the exception of KeySpan Canada, which is consolidated in our financial statements, these subsidiaries are primarily accounted for under the equity method. Accordingly, equity income from these investments is reflected in other income and (deductions) in the Consolidated Statement of Income. Further, this segment includes our marine transportation subsidiary, Midland Enterprises, that was acquired as part of the Eastern acquisition. We have been ordered by the Securities and Exchange Commission ("SEC") to divest this subsidiary by November 8, 2003 because its operations have been deemed not functionally related to our core utility operations.

The accounting policies of the segments are the same as those used for the preparation of the Consolidated Financial Statements. Our segments are strategic business units that are managed separately because of their different operating and regulatory environments. Operating results of our segments are evaluated by management on a earnings before interest and taxes ("EBIT") basis. At March 31, 2001, the total assets of each reportable segment have not changed materially from those levels reported at December 31, 2000. The reportable segment information is as follows:

                                                                                                (In Thousands of Dollars)
                                                                          Energy Investments

                               Gas            Electric       Energy     Gas Exploration     Other
                           Distribution       Services      Services     and Production  Investments  Reconciliations   Consolidated
------------------------------------------ -------------- ------------- ---------------- ------------ ---------------- -------------
Three Months Ended
March 31, 2001

Unaffiliated Revenue          1,753,793        343,372       319,173          130,706       94,591               -         2,641,635
Intersegment Revenue                  -              -         8,880                -            -          (8,880)               -
Earnings Before Interest
  and Taxes                     331,249         58,180         1,959           65,518       12,477          (1,524)         467,859


Three Months Ended
March 31, 2000

Unaffiliated Revenue            804,703        334,404       126,480           49,376        1,511             139        1,316,613
Intersegment Revenue                  -              -             -                -            -               -                -
Earnings Before Interest
  and Taxes                     216,933         72,127       (1,563)           13,743        6,979             222          308,441
-------------------------- --------------- -------------- ------------- ---------------- ------------ --------------- --------------



3. COMPREHENSIVE INCOME

The table below indicates the components of other comprehensive income.

                                                                                   (In Thousands of Dollars)


                                                            Three Months Ended           Three Months Ended
                                                              March 31, 2001               March 31, 2000
-----------------------------------------------------  ----------------------  ---------------------------
Net Income                                             $              224,775  $                   172,244
-----------------------------------------------------  ----------------------  ---------------------------
Other comprehensive income (loss), net of tax
    Reclassification adjustment for gains
         realized in net income                                        (3,242)                           -
    Foreign currency translation adjustments                           (9,682)                        (226)
    Unrealized gains on securities                                      2,617                            -
   Derivative financial instruments                                       951                            -
-----------------------------------------------------  ----------------------  ---------------------------
Other comprehensive income (loss)                                      (9,356)                        (226)
-----------------------------------------------------  ----------------------  ---------------------------
Comprehensive income                                   $              215,419  $                   172,018
-----------------------------------------------------  ----------------------  ---------------------------
Related tax (benefit) expense
    Reclassification adjustment for gains
         realized in net income                        $               (1,746)                           -
    Foreign currency translation adjustments                           (5,213)                        (122)
    Unrealized gains on securities                                      1,409                            -
   Derivative financial instruments                                       512                            -
-----------------------------------------------------  ----------------------  ---------------------------
Total tax (benefit) expense                            $               (5,038) $                      (122)
-----------------------------------------------------  ----------------------  ---------------------------

4.    ENVIRONMENTAL MATTERS

New York/Long Island

We have identified 26 manufactured gas plant ("MGP") sites which were historically owned or operated by KEDNY or KEDLI (or such companies' predecessors). These sites, some of which are no longer owned by us, have been identified to the New York State Department of Environmental Conservation ("DEC") for inclusion on appropriate waste site inventories, as well as to the New York State Public Service Commission (" NYPSC").

Thirteen sites identified above are currently the subject of Administrative Orders on Consent ("ACOs") with the DEC and one is subject to the negotiation of such an agreement. Our remaining MGP sites may not become subject to ACOs in the future, and accordingly no liability has been accrued for these sites. It is possible, based on future investigation, that we may be required to undertake investigation and potential remediation efforts at these, or other currently unknown former MGP sites. However, we are currently unable to determine whether or to what extent such additional costs may be incurred.

 We presently estimate the remaining cost of our New York/Long Island MGP-related environmental cleanup activities will be approximately $111 million; which amount has been accrued by us as our current best estimate of our aggregate environmental liability for known sites. We believe that in the aggregate, the accrued liability for investigation and remediation of the MGP sites identified above are reasonable estimates of likely cost within a range of reasonable, foreseeable costs. However, the total New York/Long Island MGP-related costs may be substantially higher, depending upon remediation experience, selected end use for each site, and actual environmental conditions encountered.

Rate plans for KEDNY and KEDLI approved by the NYPSC generally provide for the recovery of MGP site investigation and remediation costs. Under prior rate orders, KEDNY has offset certain monies due to ratepayers against its estimated environmental cleanup costs for MGP sites. At March 31, 2001, we have reflected a regulatory asset of $88.8 million. Expenditures incurred to date by us with respect to our New York/Long Island MGP-related activities total approximately $28 million.

In addition, we will be responsible for environmental obligations relating to the Ravenswood facility operations other than liabilities arising from pre-closing disposal of waste at off-site locations and any monetary fines arising from Consolidated Edison's pre-closing conduct.

New England

We are aware of certain non-utility sites associated with former operations of Eastern, for which we may have or share environmental remediation responsibility or ongoing maintenance, the principal of which is a former coal tar processing facility in Everett, Massachusetts (the "Everett Facility").

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

We presently estimate the remaining cost of our environmental cleanup activities for the Everett Facility and the New England MGP-related sites will be approximately $20 million and $21 million, respectively, which amounts have been accrued by us as our current best estimate of our aggregate environmental liability for these sites. We believe that in the aggregate, the accrued liability for investigating and remediating the Everett Facility and the New England MGP sites referred to above are reasonable estimates of likely cost within a range of reasonable, foreseeable costs. However, the actual remediation cost for the Everett Facility and the New England MGP-related sites may be substantially higher.

Rate plans for our New England gas utilities approved by the Massachusetts Department of Telecommunications and Energy ("DTE") and New Hampshire Public Service Commission provide for the recovery of site investigation and remediation costs and, accordingly, we have reflected a regulatory asset of $26.7 million at March 31, 2001. Expenditures incurred for the period of November 8, 2000 through March 31, 2001 totaled approximately $2 million.

See our Annual Report on Form 10-K for the year ended December 31, 2000 for further information on environmental matters.

5.     LONG-TERM DEBT

KEDLI filed a shelf registration statement with the Securities and Exchange Commission in December 1999 for the issuance of up to $600 million of medium term notes. In January 2001, KEDLI issued an additional $125 million of medium term notes at 6.9% due January 15, 2008. KEDLI now has $525 million of medium term notes outstanding and $75 million of medium term notes remain available for issuance under this shelf registration statement. The medium term notes are fully and unconditionally guaranteed by us.

6.    DERIVATIVE FINANCIAL INSTRUMENTS

Futures, Options and Swaps: From time to time we utilize derivative financial instruments, such as futures, options and swaps, for the purpose of hedging exposure to commodity price risk and to fix the selling price on a portion of our peak electric energy capacity. Our hedging objectives and strategies have remained substantially unchanged from year-end. However, our gas and oil swaps employed to fix profit margins on specified portions of gas sales to our large volume customers have expired, as have a number of cost free collars. See our Annual Report on Form 10-K for the year ended December 31, 2000, Note 10 to the Consolidated Financial Statements "Hedging, Derivative Financial Instruments and Fair Values" for a detailed explanation of our derivative instruments.

The following tables set forth selected financial data associated with our derivative financial instruments that were outstanding at March 31, 2001.


                     Year of        Volumes          Floor            Ceiling         Fixed Price         Current Price   Fair Value
Type of Contract     Maturity         Mcf              $                 $                 $                   $             ($000)
-----------------------------------------------------------------------------------------------------------------------------------
       Gas
Collars                 2001          44,000           4.00          6.11 - 6.37            -              5.03 - 5.36       (5,298)
Futures                 2001          7,950             -                 -            3.62 - 4.98         5.15 - 6.06         9,377
-------------------- -------------  -------------  ----------------  ---------------  ------------------  ------------------ -------
Total Gas                             51,950                                                                                   4,079
-------------------- -------------  -------------  ----------------  ---------------  ------------------  ------------------ -------


                                 Year of             Volumes              Fixed Price             Current Price         Fair Value
  Type of Contract               Maturity            Barrels                   $                        $                 ($000)
--------------------------- ------------------  ------------------  ------------------------  ---------------------  ---------------
         Oil
Swaps                          2001 - 2002           80,813              26.88 - 29.54            29.22 - 32.67            145
-----------------------------------------------------------------------------------------------------------------------------------



                                                               Fixed Margin /                             Estimated
                           Year of                                 Price            Current Price           Margin        Fair Value
Type of Contract           Maturity            MWh                   $                    $                   $             ($000)
----------------------  -------------- ------------------  --------------------  ------------------  ------------------ ------------
        Electricity
Tolling Arrangements       2001                  117,600     55.00 - 62.00              -             40.59 - 79.40          (1,729)
Swaps                      2001                  168,000    115.00 - 126.13           126.00                -                (1,033)
------------------------------------  ------------------  --------------------  ------------------  ------------------ -------------
Total Electricity                                285,600                                                                     (2,762)
------------------------------------  ------------------  --------------------  ------------------  ------------------ -------------

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

Interest Rate Swaps: We also have an interest rate swap agreement in which approximately $70 million of our Gas Facilities Revenue Bonds, 6.75% Series A and B, have been effectively exchanged for floating rate debt. For the term of the agreement, we will receive a fixed interest payment of 5.54%. The variable interest rate is reset on a weekly basis. During the first quarter of 2001, the weighted average variable interest rate that we were obligated to pay was 3.21% and through the utilization of this interest rate swap we reduced our recorded interest expense by $518,000. The interest rate swap has a negative fair value to us of $253,000 at March 31, 2001, reflecting the current interest rate we are required to pay to the counterparty and the fair value of certain embedded call option features.

We adopted Statement of Financial Accounting Standard ("SFAS") No. 133 "Accounting for

Derivative Instruments and Hedging Activities"on January 1, 2001. The adoption of SFAS No 133 did not have a significant effect on our results of operations for the first quarter of 2001. All of our derivative financial instruments currently qualify for hedge accounting and, except for the interest rate swap, are cash-flow hedges. Periodic changes in market value of derivatives which meet the definition of a cash-flow hedge are recorded as comprehensive income, subject to effectiveness, and then included in net income to match the underlying hedged transactions. We do not expect SFAS No. 133 to have a material effect on our net income for the year ended December 31, 2001. However, SFAS No. 133 may have a significant effect on comprehensive income because of fluctuations in the market value of the derivatives we employ. Further, depending on the quarterly measurement of hedging effectiveness, SFAS No.133 may have an effect on our reported quarterly earnings.

7.   WORKFORCE REDUCTION PROGRAMS

As a result of the Eastern and ENI acquisitions, we have implemented an early retirement program and a severance program in an effort to reduce our workforce. The early retirement program was completed in December 2000. In addition, in 2000 we recorded a $22.7 million liability associated with a severance program. This severance program is targeted to reduce our workforce by an additional 500 employees. The plan provides a severance allowance for certain targeted employees and will continue through 2002. During the first quarter of 2001, we paid former employees $3.3 million in severance payments and at March 31, 2001 we had a recorded liability of $19.4 million.

8.  RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") recently issued a revision to its Exposure Draft ("ED") on "Business Combinations and Intangible Assets". In the ED, the FASB concluded that the amortization of goodwill will no longer be required. Instead, companies will need to perform impairment tests on the recorded amount of goodwill and determine whether an impairment charge is necessary. We believe the FASB will finalize its deliberations on goodwill amortization in the third or fourth quarter of 2001. Goodwill amortization for 2001 is estimated to be approximately $52 million. Depending on the timing of the final statement, we may realize higher than anticipated earnings in 2001 if we are required to discontinue the amortization of goodwill. Such enhancement to earnings will not affect cash flow.

9.  KEYSPAN GAS EAST CORPORATION SUMMARY FINANCIAL INFORMATION

KEDLI, a wholly owned subsidiary of KeySpan, established a program for the issuance, from time to time, of up to $600 million aggregate principal amount of medium term notes, which will be fully and unconditionally guaranteed by us. On February 1, 2000, KEDLI issued $400 million of 7.875% medium term notes due 2010. In January 2001, KEDLI issued an additional $125 million of medium term notes at 6.9% due January 15, 2008. These notes are also guaranteed by us.

The following condensed financial statements are those of KEDLI and KeySpan as guarantor of the medium term notes.

Statement of Income
                                                                         (In Thousands of Dollars)
--------------------------------------------------------------------------------------------------
                                                  Three Months Ended March 31, 2001
--------------------------  --------------------------------------------------------------------
                                Guarantor          KEDLI        Eliminations     Consolidated
--------------------------  ----------------- ---------------- --------------- -----------------
Revenues                    $       2,211,137 $        430,498               - $       2,641,635
                            ----------------- ---------------- --------------- -----------------
Operating Expenses
Purchased gas                         939,228          258,130               -         1,197,358
Fuel and purchased power              146,167                -               -           146,167
Operations and
    maintenance                       550,570           15,144               -           565,714
Intercompany expense                  (21,544)          21,544               -                 -
Depreciation and
   amortization                       112,065           19,030               -           131,095
Operating taxes                       111,660           29,986               -           141,646
                            ----------------- ---------------- --------------- -----------------
Total Operating Expenses            1,838,146          343,834               -         2,181,980
                            ----------------- ---------------- --------------- -----------------
Operating Income                      372,991           86,664               -           459,655
Other Income and
      (Deductions)                     12,781            2,991          (7,568)            8,204
                            ----------------- ---------------- --------------- -----------------
Income Before
    Interest Charges and
    Income Taxes                      385,772           89,655          (7,568)          467,859
Interest Expense                       87,280           17,240          (7,568)           96,952
Income Taxes                          121,081           25,051               -           146,132
                            ----------------- ---------------- --------------- -----------------
Net Income                            177,411           47,364               -           224,775
Preferred Stock Dividends               1,476                -               -             1,476
                            ----------------- ---------------- --------------- -----------------
Earnings for Common
  Stock                     $         175,935 $         47,364               - $         223,299
                            ================= ================ =============== =================

                        -------------------------------------------------------------------
                                        Three Months Ended March 31, 2000
                         -------------------------------------------------------------------
                               Guarantor          KEDLI        Eliminations     Consolidated
                           ----------------  --------------  --------------  -----------------
Revenues                   $      1,017,953  $      298,660               -  $       1,316,613
                           ----------------  --------------  --------------  -----------------
Operating Expenses
Purchased gas                       265,046         144,001               -            409,047
Fuel and purchased power             70,577               -               -             70,577
Operations and
    maintenance                     316,432          39,047               -            355,479
Intercompany expense                 (2,597)          2,597               -                  -
Depreciation and
   amortization                      60,742           8,839               -             69,581
Operating taxes                      88,132          27,291               -            115,423
                           ----------------- ---------------- --------------- -----------------
Total Operating Expenses            798,332         221,775               -          1,020,107
                           ----------------  --------------  --------------  -----------------
Operating Income                    219,621          76,885               -            296,506
Other Income and
      (Deductions)                   16,869           2,054          (6,988)            11,935
                           ----------------  --------------  --------------  -----------------
Income Before
    Interest Charges and
    Income Taxes                    236,490          78,939          (6,988)           308,441
Interest Expense                     38,912          12,201          (6,988)            44,125
Income Taxes                         68,967          23,105               -             92,072
                           ----------------  --------------  --------------  -----------------
Net Income                          128,611          43,633               -            172,244
Preferred Stock Dividends             8,691               -               -              8,691
                           ----------------- ---------------- --------------- -----------------
Earnings for Common
 Stock                    $         119,920  $       43,633               -  $         163,553
                           ================  ==============  ==============  =================

Balance Sheet
                                                                                        (In Thousands of dollars)
                                                                      March 31, 2001

                                             Guarantor       Gas East    Eliminations    Consolidated
                                             ---------       --------    ------------    ------------
ASSETS
Current Assets
  Cash and temporary cash investments    $      104,109             -               -  $      104,109
  Accounts receivable, net                    2,010,062       240,956       (384,079)       1,866,939
  Other current assets                          141,995       109,748               -         251,743


                                              ---------       --------    ------------    ------------
                                              2,256,166       350,704       (384,079)       2,222,791

Equity Investments                              738,126             -       (532,862)         205,264
                                              ---------       --------    ------------    ------------
Property
  Gas                                         3,872,959     1,513,031               -       5,385,990
  Other                                       3,988,618             -               -       3,988,618
  Accumulated depreciation and depletion    (2,739,439)     (275,036)               -      (3,014,475)
                                             ----------     ---------     ------------    ------------
                                              5,122,138     1,237,995               -       6,360,133
                                             ----------     ---------     ------------    ------------
Deferred Charges                              2,439,448       180,138               -       2,619,586
                                         --------------  ------------  --------------  --------------

Total Assets                             $   10,555,878  $  1,768,837  $    (916,941)  $   11,407,774
                                         ==============  ============  ==============  ==============


LIABILITIES AND CAPITALIZATION
Current Liabilities
  Accounts payable and accrued expenses  $      820,276  $    117,416               -  $      937,692
  Commercial paper                            1,139,830             -               -       1,139,830
  Other current liabilities                     324,013        70,075               -         394,088
                                         --------------  ------------  --------------  --------------
                                              2,284,119       187,491               -       2,471,610
                                         --------------  ------------  --------------  --------------
Intercompany Accounts Payable                         -       208,175       (208,175)               -
                                         --------------  ------------  --------------  --------------

Deferred Credits and Other Liabilities
  Deferred income tax                           535,508      (13,492)               -         522,016
  Other deferred credits and liabilities        735,155        88,369               -         823,524
                                         --------------  ------------  --------------  --------------
                                              1,270,663        74,877               -       1,345,540
                                         --------------  ------------  --------------  --------------
Capitalization
  Common shareholders' equity                 2,934,560       597,390       (532,862)       2,999,088
  Preferred stock                                84,205             -               -          84,205
  Long-term debt                              3,821,962       700,904       (175,904)       4,346,962
                                         --------------  ------------  --------------  --------------
Total Capitalization                          6,840,727     1,298,294       (708,766)       7,430,255
                                         --------------  ------------  --------------  --------------

Minority Interest in Subsidiary Companies       160,369             -               -         160,369
                                         --------------  ------------  --------------  --------------

Total Liabilities and Capitalization     $   10,555,878  $  1,768,837  $    (916,941)  $   11,407,774
                                         ==============  ============  ==============  ==============


Balance Sheet
                                                                                                (In Thousands of dollars)
                                                                           December 31, 2000

                                                         Guarantor        Gas East    Eliminations    Consolidated
                                                         ---------        --------    ------------    ------------
ASSETS
Current Assets
  Cash and temporary cash investments                 $      94,508  $          -     $         -     $    94,508
  Accounts receivable, net                                2,002,412       277,632       (558,222)       1,721,822
  Other current assets                                      460,773        93,842               -         554,615
                                                          ---------       --------      ---------       ---------
                                                          2,557,693       371,474       (558,222)       2,370,945
                                                          ---------       -------       --------        ---------

Equity Investments                                          732,058             -       (532,862)         199,196
                                                            -------      --------       --------        ---------
Property
  Gas                                                     3,845,803     1,500,996               -       5,346,799
  Other                                                   3,929,019             -               -       3,929,019
  Accumulated depreciation and depletion                (2,649,261)     (268,260)               -     (2,917,521)
                                                        ----------      --------       ----------     ----------
                                                          5,125,561     1,232,736               -       6,358,297
                                                        -----------     ---------      ----------     ----------

Deferred Charges                                          2,414,556       207,127               -       2,621,683
                                                        -----------     ---------      ----------     -----------

Total Assets                                          $  10,829,868  $  1,811,337  $  (1,091,084)  $   11,550,121
                                                      =============  ============  ==============  ==============


LIABILITIES AND CAPITALIZATION
Current Liabilities
  Accounts payable and accrued expenses               $   1,232,730  $    196,537               -  $    1,429,267
  Commercial paper                                        1,300,237             -               -       1,300,237
  Other current liabilities                                 224,162        20,407               -         244,569
                                                          ---------      --------      ---------        ---------
                                                          2,757,129       216,944               -       2,974,073
                                                          ---------      --------      ---------        ---------

Intercompany Accounts Payable                                     -       382,318       (382,318)               -
                                                      -------------  ------------  --------------  --------------

Deferred Credits and Other Liabilities
  Deferred income tax                                       477,815      (26,094)               -         451,721
  Other deferred credits and liabilities                    695,189       112,239               -         807,428
                                                      -------------  ------------  --------------  --------------
                                                          1,173,004        86,145               -       1,259,149
                                                      -------------  ------------  --------------  --------------
Capitalization
  Common shareholders' equity                             2,798,652       550,026       (532,862)       2,815,816
  Preferred stock                                            84,205             -               -          84,205
  Long-term debt                                          3,874,938       575,904       (175,904)       4,274,938
                                                      -------------  ------------  --------------  --------------
Total Capitalization                                      6,757,795     1,125,930       (708,766)       7,174,959
                                                      -------------  ------------  --------------  --------------
Minority Interest in Subsidiary Companies
                                                            141,940             -               -         141,940
                                                      -------------  ------------  --------------  --------------
Total Liabilities and Capitalization
                                                      $  10,829,868  $  1,811,337  $  (1,091,084)  $   11,550,121
                                                      =============  ============  ==============  ==============


                                                               Statement of Cash Flows


                                             Three Months Ended March 31, 2001              Three Months Ended March 31, 2000
------------------------------------  ---------------------------------------------  -----------------------------------------------

                                      Guarantor       KEDLI       Consolidated         Guarantor           KEDLI        Consolidated
---------------------------------  --------------  ------------  ----------------  ------------------  --------------  -------------
Operating Activities
Net Cash Provided by
  Operating Activities             $     175,860   $  60,834    $      236,694  $          128,532  $       61,732  $     190,264
                                   --------------  ------------  ----------------  ------------------  --------------  -------------
Investing Activities
   Capital expenditures                 (114,617)    (11,691)         (126,308)            (89,679)        (21,895)      (111,574)
   Proceeds From Sale of Assets           18,458            -           18,458                   -                -              -
   Other                                  (3,074)           -           (3,074)           (134,630)               -      (134,630)
                                   --------------  ------------  ----------------  ------------------  --------------  -------------
Net Cash (Used in) Provided by
      Investing Activities              (99,233)     (11,691)         (110,924)           (224,309)        (21,895)      (246,204)
                                   --------------  ------------  ----------------  ------------------  --------------  -------------
Financing Activities
   Issuance of treasury stock              30,292           -            30,292                   -               -              -
   Issuance of long-term  debt             57,000     125,000           182,000              30,395         400,000        430,395
   Payment of long-term debt            (102,369)           -         (102,369)             (4,000)               -        (4,000)
   Payment of commercial paper          (160,407)           -         (160,407)           (208,300)               -      (208,300)
   Long-term debt received (paid)               -           -                 -             397,000       (397,000)              -
   Preferred stock dividends paid         (1,476)           -           (1,476)             (8,838)               -        (8,838)
   Common  stock dividends paid          (61,215)           -          (61,215)            (59,575)               -       (59,575)
   Net intercompany accounts payable      174,143   (174,143)                 -              42,837        (42,837)              -
   Other                                  (2,994)           -           (2,994)             (3,006)               -        (3,006)
                                   --------------  ------------  ----------------  ------------------  --------------  -------------
Net Cash Provided by
   (Used in) Financing Activities        (67,026)    (49,143)         (116,169)  $          186,513  $     (39,837)  $     146,676
                                   --------------  ------------  ----------------  ------------------  --------------  -------------
Net (Decrease) Increase
   in Cash and Cash Equivalents    $        9,601           -   $         9,601  $           90,736               -  $      90,736
                                   ==============  ============  ==============    ==================  ==============  =============
Cash and Cash Equivalents          $
    at Beginning of Period                 94,508           -   $        94,508  $          128,602               -  $     128,602
Net (Decrease) Increase
    in Cash and Cash Equivalents   $        9,601           -   $         9,601  $           90,736               -  $      90,736
                                   --------------  ------------  ----------------  ------------------  --------------  -------------
Cash and Cash Equivalents
    at End of Period               $      104,109           -   $       104,109  $          219,338                  $     219,338
                                   ==============  ============  ================  ==================  ==============  =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Review of Results
------------------------------

The following is a summary of transactions affecting comparative earnings and earnings before interest and taxes ("EBIT") and a discussion of material changes in revenues and expenses during the three months ended March 31, 2001, compared to the three months ended March 31, 2000. As mentioned in Note 1 to the Consolidated Financial Statements "Basis of Presentation", on November 8, 2000 we acquired all of the common stock of Eastern Enterprises ("Eastern") and EnergyNorth Inc. ("ENI") in a transaction accounted for as a purchase. As a result, consolidated comparisons in earnings, EBIT, and revenues and expenses between reporting periods have been significantly affected by the addition of these operations. Capitalized terms used in the discussions to follow but not otherwise defined, have the same meaning as when used in the Notes to the Consolidated Financial Statements included under Item 1. References to "KeySpan", "we", "us", and "our" mean KeySpan Corporation, together with its consolidated subsidiaries.

Earnings Summary

Consolidated earnings for the three months ended March 31, 2001 were $223.3 million, or $1.63 per share, compared to $163.6 million, or $1.22 per share, for the corresponding period last year. Diluted earnings per share were $1.61 for the first quarter of 2001 compared to $1.22 for the first quarter of last year. Consolidated EBIT for the first quarter of 2001 was $467.9 million, compared to $308.4 million in the first quarter of 2000. The increase in EBIT of $159.5 million, or 52% reflects significant contributions from both our Gas Distribution segment and Energy Investments segment. EBIT from our gas distribution operations was $331.2 million for the three months ended March 31, 2001 compared to $216.9 million for the corresponding period last year, an increase of $114.3 million. This increase primarily reflects results from our gas distribution operations serving New England which contributed $94.3 million to the increase in EBIT. EBIT from our Energy Investment segment was $78.0 million in the first quarter of 2001, compared to $20.7 million for the same period last year, an increase of $57.3 million. This increase is primarily attributable to our gas exploration and production operations which benefitted from the substantial increase in natural-gas commodity prices, when compared to the same period last year and an increase in production volumes. These benefits were offset, in part, by a reduction in EBIT associated with our electric generation operations.

As a result of our strong performance in the first quarter of 2001 and projections for the remainder of the year, we have increased our prior 2001 consolidated earnings forecast from $2.60 - $2.65 per share to approximately $2.70 per share. However, this projection may change as the year progresses, as our business is affected by several factors including, but not limited to, the effect of weather on our New England gas sales and on our electric generation sales, commodity prices in general and the resolution of certain rate mitigation matters associated with electric sales into the New York Independent System Operator ("NYISO") market. (See Item 3. Quantitative and Qualitative Disclosures About Market Risk for additional information on the NYISO rate mitigation issues.)

Due to the acquisition of Eastern's and ENI's gas distribution companies, the seasonal impact of our gas distribution operations on our business has increased. As a result, we expect to earn approximately 60% of our yearly earnings in the first quarter. Further, we expect 30% to 35% of our yearly earnings to be achieved in the fourth quarter and breakeven or marginally profitable earnings to be achieved in the second and third quarters of our fiscal year.

Revenues

Consolidated revenues are derived primarily from our two core operating segments
- Gas Distribution and Electric Services. For the first quarter of 2001, these two core segments accounted for approximately 80% of consolidated revenues. For the first quarter of 2001 consolidated revenues were $2.6 billion, compared to $1.3 billion for the first quarter of 2000, an increase of $1.3 billion or 100%. The increase was due to: (i) an increase in Gas Distribution revenues of $949.1 million; (ii) an increase of $192.7 million from the Energy Services segment; and (iii) an increase of $174.4 million from the Energy Investment segment.

Revenues from the Gas Distribution segment benefitted from the acquisition of Eastern's and ENI's gas distribution operations, which added $631.1 million to revenues, and from continued gas sales growth in our New York and Long Island service territories. Revenues from the Gas Distribution segment also include recovery of gas costs, which have been significantly higher in the first quarter of 2001 compared to the corresponding period last year. The increase in revenues from the Energy Services segment resulted from acquisitions of companies providing various energy-related services throughout the New York City metropolitan area, Rhode Island and Pennsylvania, and sales growth related to our gas and electric marketing subsidiary. The increase in revenues from our Energy Investment activities reflects higher revenues associated with our gas exploration and production activities, our gas processing operations in Canada and our newly acquired marine transportation operations, which we acquired as part of the Eastern acquisition.

Operating Expenses

Consolidated operating expenses were $2.2 billion in the first quarter of 2001, compared to $1.0 billion for the same period last year, an increase of $1.2 billion. The increase in operating expenses was primarily the result of an increase in consolidated gas costs of $788.3 million and higher operating costs associated with the addition of the Eastern and ENI companies.

The increase in gas costs for the first quarter of 2001, compared to the corresponding quarter last year, resulted from the addition of the New England gas distribution operations which added $448.5 million to gas costs in the first quarter of 2001. In addition, significantly higher gas prices and gas sales growth associated with our two New York gas distribution subsidiaries and our gas and electric marketing subsidiary also contributed to the increased gas costs. Fluctuations in utility gas costs have little or no impact on operating results as the current gas rate structure of each of our gas distribution utilities includes a gas adjustment clause, pursuant to which variations between actual gas costs incurred and gas cost recoveries are deferred and refunded to or collected from customers in a subsequent period. Fluctuations in gas costs, however, can affect earnings of our gas and electric marketing subsidiary. This subsidiary employs, from time to time, a hedging strategy designed to reduce the risk associated with future gas cost prices.

Further, operations and maintenance expense increased by $210.2 million, or 60%, in the first quarter of 2001 compared to the corresponding period last year, primarily as a result of: (i) the acquisition of the Eastern and ENI subsidiaries which resulted in an increase in operations and maintenance expense of $111.5 million or 31% ; and (ii) acquisitions of companies providing various energy- related services, including certain businesses of Eastern and ENI, which resulted in an increase in operation and maintenance expense of $81.6 million or 23% in the first quarter of 2001.

Other Income and Deductions

Other income and deductions includes equity income from subsidiaries comprising the Energy Investments segment. In addition, other income and deductions includes interest income from temporary cash investments, certain non-operating transactions and the effect on net income of the minority interest associated primarily with Houston Exploration. In October 2000, we increased our investment in Gulf Midstream Services Partnership ("Gulf Midstream"), located in Alberta Canada, from 50% to 100% and renamed these operations "KeySpan Canada." As a result, since October 2000 the results of operations of KeySpan Canada have been reported on a consolidated basis and are no longer reported as equity income.

Other Expense

Interest expense was $97.0 million during the first quarter of 2001, compared to $44.1 million during the corresponding period last year, reflecting higher levels of debt outstanding, primarily related to: (i) $1.65 billion of long-term debt and $308.6 million of commercial paper issued to finance the acquisitions of Eastern and ENI; (ii) debt assumed in the Eastern and ENI acquisitions; (iii) $125 million of medium term notes issued in January 2001; (iv) debt associated with our Canadian investments; as well as (v) higher commercial paper borrowings to satisfy our seasonal working capital needs.

Income tax expense generally reflects the higher level of pre-tax income in the first quarter of 2001, compared to the corresponding period last year. Further, during the third quarter of 2000, the basis for computing certain local income taxes was changed which also contributed to the increase in income tax expense during the first quarter of 2001.

Review of Operating Segments
----------------------------


Gas Distribution

KeySpan Energy Delivery New York ("KEDNY") provides gas distribution services to customers in the New York City boroughs of Brooklyn, Queens and Staten Island, and KeySpan Energy Delivery Long Island ("KEDLI") provides gas distribution services to customers in the Long Island counties of Nassau and Suffolk and the Rockaway Peninsula of Queens County. Our newly acquired gas distribution subsidiaries, Boston Gas Company, Colonial Gas Company, Essex Gas Company, and EnergyNorth Natural Gas Inc., each doing business under the name KeySpan Energy Delivery New England ("KEDNE"), provide gas distribution services to customers in Massachusetts and New Hampshire. The New England entities were acquired on November 8, 2000.

The table below highlights certain significant financial data and operating statistics for the Gas Distribution segment for the periods indicated.

                                                                                 (In Thousands of Dollars)


                                                       Three Months Ended              Three Months Ended
                                                         March 31, 2001                  March 31, 2000
------------------------------------------------  -----------------------------  ------------------------
Revenues                                          $             1,753,793  $                      804,703
Cost of gas                                                     1,105,309                         374,632
Revenue taxes                                                      56,731                          44,541
------------------------------------------------  -----------------------  ------------------------------
Net Revenues                                                      591,753                         385,530
------------------------------------------------  -----------------------  ------------------------------
Operating expenses
  Operations and maintenance                                      162,128                         114,304
  Depreciation and amortization                                    67,460                          27,296
  Operating taxes                                                  35,068                          30,955
------------------------------------------------  -----------------------  ------------------------------
Total Operating Expenses                                          264,656                         172,555
------------------------------------------------  -----------------------  ------------------------------
Operating Income                                                  327,097                         212,975
Other Income and Deductions                                         4,152                           3,958
------------------------------------------------  -----------------------  ------------------------------
Earnings Before Interest and Taxes                $               331,249  $                      216,933
------------------------------------------------  -----------------------  ------------------------------
Firm gas sales (MDTH)                                             129,706                          78,734
Firm transportation (MDTH)                                         34,240                          10,483
Transportation - Electric
      Generation   (MDTH)                                           4,378                          12,786
Other sales (MDTH)                                                 25,491                          20,167
Warmer than normal -  New York                                       0.9%                            8.7%
Colder than normal - New England                                     1.0%                             N/A
------------------------------------------------  -----------------------  ------------------------------

           An MDTH is 10,000 therms (British Thermal Units) and reflects the heating content of approximately one million cubic feet of gas. A therm reflects the heating content of approximately 100 cubic feet of gas.
           One billion cubic feet (BCF) of gas equals approximately 1,000 MDTH.


Net Revenues

Net gas revenues (revenues less the cost of gas and associated revenue taxes) increased by $206.2 million or 53% in the first quarter of 2001 compared to the first quarter of 2000, primarily due to increases in firm net gas revenues. The gas distribution operations of KEDNE added $182.6 million to net firm revenues, while our New York based gas distribution operations added the remaining $23.6 million. The increase in firm net revenues in our New York market was accomplished through the addition of new gas customers during 2000 and through our continuing efforts to convert residential homes from oil-to-gas for space heating purposes, primarily on Long Island, as well as from the benefits of colder weather. Further, net revenues in 2001 were also favorably affected by the recovery of $10 million of previously deferred property taxes.

Net revenues during the first quarter of 2001 in our large volume heating markets and other interruptible (non-firm) markets, which include large apartment houses, government buildings and schools, were comparable to the sales in this market during the first quarter of 2000. The majority of interruptible profits earned by KEDNE are refunded to firm customers.

We believe there exists significant growth opportunities on Long Island and in our New England service territories. We estimate that on Long Island less than 40% of the residential and multi- family markets, and approximately 55% of the commercial market currently use natural gas for space heating. Further, we estimate that in our New England service territories less than 50% of the residential and multi-family markets, and approximately 30% of the commercial market currently use natural gas for space heating. In both our Long Island and New England service areas, we will continue to seek growth through the expansion of our gas distribution system, as well as through the conversion of residential homes from oil-to-gas for space heating purposes and the pursuit of opportunities to grow multi-family, industrial and commercial markets.

KEDNY and KEDLI each operate under a utility tariff that contains a weather normalization adjustment that largely offsets shortfalls or excesses of firm net revenues during a heating season due to variations from normal weather. The gas distribution operations of our New England based subsidiaries do not have a weather normalization adjustment. As a result, fluctuations in weather between years may have a significant effect on results of operations of our New England gas distribution subsidiaries.

Sales, Transportation and Other Quantities

Firm gas sales quantities increased by 65% during the first quarter of 2001 compared to the same period in 2000. Our New England gas distribution operations added 48,500 Mdth to firm sales quantities during the first quarter of 2001 which represented 62% of the total increase. Firm sales quantities in our New York service area were enhanced by the addition of new gas customers as discussed above, and the benefits derived from colder weather compared to last year. Firm gas transportation quantities increased in the first quarter of 2001 compared to the comparable period in 2000, as we continue our natural gas deregulation initiatives. Our net revenues are currently not affected by customers opting to purchase their gas supply from other sources, since delivery rates charged to transportation customers are generally the same as the delivery component of the total rates charged to full sales service customers.

Transportation quantities related to electric generation reflect the transportation of gas to our electric generating facilities located on Long Island. Net revenues from these services are not material.

Other sales quantities include on-system interruptible quantities, off-system sales quantities (sales made to customers outside of our service territories) and related transportation. Effective April 1, 2000, we entered into an agreement with Coral Resources, L.P. ("Coral"), a subsidiary of Shell Oil Company. Coral assists in the origination, structuring, valuation and execution of energy-related transactions on behalf of KEDNY and KEDLI. Prior to this agreement with Coral, KEDNY had an agreement with Enron Capital and Trade Resources Corp., a subsidiary of Enron Corp., which expired on March 31, 2000. Pursuant to that agreement, Enron provided gas supply and asset management services to KEDNY for a fee, and obtained the right to earn revenues based upon its management of KEDNY's gas supply requirements, storage arrangements and interstate pipeline capacity rights. As a result of the agreement with Enron, KEDNY did not report any off-system sales quantities during the first quarter of 2000.

Operating Expenses

Operating expenses increased by $92.1 million, or 53%, in the first quarter of 2001 compared to the comparable period last year due primarily to the addition of the New England gas distribution operations, which collectively added $88.3 million to operating expenses in 2001. This amount includes operations and maintenance costs of $53.4 million, depreciation and amortization charges of $27.8 million and general taxes of $7.1 million. Total depreciation and amortization expense for this segment reflects the amortization of goodwill associated with the acquisition of Eastern and ENI that was assigned to gas distribution operations, continued property additions, and the amortization of certain costs previously deferred and now being recovered through revenue recovery mechanisms.



Electric Services

The Electric Services segment primarily consists of subsidiaries that own and operate oil and gas fired electric generating plants in Queens and Long Island, through long-term contracts, and manage the electric transmission and distribution ("T&D") system, the fuel and electric purchases, and the off-system electric sales for the Long Island Power Authority ("LIPA").

Selected financial data for the Electric Services segment is set forth in the table below for the periods indicated.


                                                                                  (In Thousands of Dollars)

                                                       Three Months Ended             Three Months Ended
                                                         March 31, 2001                 March 31, 2000
------------------------------------------------  -----------------------------  ----------------------------
 Revenues                                         $              343,372  $                    334,404
 Purchased fuel                                                   82,194                        67,877
------------------------------------------------  ----------------------  ----------------------------
Net Revenues                                                     261,178                       266,527
------------------------------------------------  ----------------------  ----------------------------
Operating expenses
  Operations and maintenance                                     150,098                       143,378
  Depreciation                                                    12,567                        12,265
  Operating taxes                                                 43,304                        39,490
------------------------------------------------  ----------------------  ----------------------------
Total Operating Expenses                                         205,969                       195,133
------------------------------------------------  ----------------------  ----------------------------
Operating Income                                                  55,209                        71,394
Other Income and Deductions                                        2,971                           733
------------------------------------------------  ----------------------  ----------------------------
Earnings Before Interest and Taxes                $               58,180  $                     72,127
------------------------------------------------  ----------------------  ----------------------------
Electric sales (MWH)*                                          1,055,006                     1,236,469
Capacity (MW)*                                                     2,200                         2,168
------------------------------------------------  ----------------------  ----------------------------

                *Reflects the operations of the Ravenswood facility only.

Net Revenues

Net electric revenues decreased by 2% for the first quarter of 2001, compared to the comparable period in 2000. Reflected in the first quarter of 2000, are revenues earned from the construction of an underground transmission line to reinforce the electric system capacity on the southfork of Long Island. The project was performed under a fixed fee contract with LIPA, as part of the management services agreement and was completed in 2000. Excluding these revenues, revenues for the first quarter of 2001 associated with the LIPA service agreements were comparable to such revenues earned during last year's first quarter.

Net revenues in the first quarter of 2001 from the Ravenswood facility were approximately $6 million, or 7%, higher than net revenues earned from the Ravenswood facility during the first quarter of 2000. The increase reflects higher net revenues earned from capacity and energy sales into the NYISO, along with effective hedging strategies, offset, in part, by lower ancillary services revenues. (Ancillary services include primarily spinning reserves and non-spinning reserves available to replace energy that is unable to be delivered due to the unexpected loss of a major energy source.)

The pricing mechanisms for both energy sales and the sale of certain ancillary services to the NYISO energy markets are still evolving. Various parties are currently evaluating a number of proposed price mitigation measures. The final resolution of these issues and their effect on our financial position, results of operations and cash flows can not be determined at this time. (See Item 3. Quantitative and Qualitative Disclosures About Market Risk for a further discussion of these matters.)

Operating Expenses


Operating expenses in the first quarter of 2001 increased by $10.8 million or 6% compared to the first quarter of 2000. This increase reflects costs of $8.8 million for fuel management services provided by one of our subsidiaries within the Energy Services segment, for which there were no comparable charges in the first quarter of 2000 and higher operating taxes primarily associated with the Ravenswood facility operations. Operating expenses for the first quarter of 2000 include costs incurred to install the new electric transmission line discussed above, for which there are no comparable charges in 2001.

Other Matters

During 2000, we filed an application with the New York State Board on Electric Generation Siting and the Environment ("Siting Board") to build a new 250 MW cogeneration facility at the Ravenswood facility site. We recently received the preliminary permits and are moving forward with the licensing requirements. The facility, which will generate electricity and steam, is expected to commence service in 2003. Further, we are discussing plans with LIPA to build a similar 250 MW cogeneration facility on Long Island. This facility, if built, is anticipated to commence operations in 2004.

Under a "Generation Purchase Rights Agreement" entered into as part of the LIPA Transaction, LIPA has the right to purchase, at fair market value, all of our Long Island based generating assets during the twelve month period beginning on May 28, 2001. During the fourth quarter of 2000, LIPA began an initial due diligence review of the feasibility of purchasing these assets and has recently solicited proposals from interested parties to operate the generating facilities should they purchase them. At this time, we can not predict whether LIPA will exercise its right to purchase the assets, nor can we estimate the effect on our financial condition, results of operations or cash flows if LIPA were to exercise such right.

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

                                                                                      (In Thousands of Dollars)

                                                             Three Months Ended             Three Months Ended
                                                               March 31, 2001                 March 31, 2000
------------------------------------------------------  ----------------------------  ------------------------
Unaffiliated revenues                                   $             319,173  $                       126,480
Intersegment revenues                                                   8,880                                -
Less: cost of gas and fuel                                            153,283                           37,115
------------------------------------------------------  ---------------------  -------------------------------
Net revenues                                                          174,770                           89,365
Other operating expenses                                              173,339                           90,911
------------------------------------------------------  ---------------------  -------------------------------
Operating Income (Loss)                                                 1,431                           (1,546)
Other Income                                                              528                              (17)
------------------------------------------------------  ---------------------  -------------------------------
Earnings (Loss) Before Interest and Taxes               $               1,959  $                        (1,563)
------------------------------------------------------  ---------------------  -------------------------------

The increase in EBIT of the Energy Services segment for the first quarter of 2001, compared to the comparable period in 2000, reflects fuel-management services provided to the Ravenswood facility, which for first quarter of 2001, resulted in inter-company EBIT of $8.4 million. A subsidiary within this segment, KeySpan Energy Supply Inc., provides the Ravenswood facility with energy procurement advisory services and acts as an energy broker for the sale of energy and ancillary services. For these services, KeySpan Energy Supply Inc. receives a management fee and shares in the operating profit generated by the Ravenswood facility on the sale of energy and ancillary services. There was no energy procurement and fuel-management advisory services agreement between KeySpan Energy Supply Inc. and the Ravenswood facility during the first quarter of 2000. These earnings were offset, in part, by on-going start-up projects and costs associated with certain newly acquired businesses.


Energy Investments

The Energy Investment segment consists of our gas exploration and production operations as well as certain other domestic and international energy-related investments. Our gas exploration and production subsidiaries are engaged in gas and oil exploration and production, and the development and acquisition of domestic natural gas and oil properties. These investments consist of our approximately 68% equity interest in Houston Exploration, as well as our wholly-owned subsidiary KeySpan Exploration and Production LLC.

This segment also consists of our 20% interest in the Iroquois Gas Transmission System LP ("Iroquois"); our ownership of KeySpan Canada; and our 50% interest in the Premier Transco Pipeline and 24.5% interest in Phoenix Natural Gas. Further, this segment includes our marine transportation subsidiary, Midland Enterprises, that was acquired as part of the Eastern acquisition. As previously indicated, we have been ordered by the Securities and Exchange Commission to divest of this subsidiary by November 8, 2003.

Selected financial data and operating statistics for our gas exploration and production activities are set forth in the following table for the periods indicated.

                                                                                                          (In Thousands of Dollars)

                                                                 Three Months Ended                  Three Months Ended
                                                                   March 31, 2001                      March 31, 2000
-------------------------------------------------------- ---------------------------  ---------------------------------
Revenues                                                 $                   130,706  $                          49,376
Depletion and amortization expense                                            33,633                             21,003
Other operating expenses                                                      19,162                             12,017
-------------------------------------------------------- ---------------------------  ---------------------------------
Operating Income                                                              77,911                             16,356
Other Income and Deductions                                                  (12,393)                            (2,613)
-------------------------------------------------------- ---------------------------  ---------------------------------
Earnings Before Interest and Taxes                       $                    65,518  $                          13,743
-------------------------------------------------------- ---------------------------  ---------------------------------
Natural gas and oil production (Mmcf)                                         23,777                             19,917
Natural gas (per Mcf) realized                           $                      5.53  $                            2.43
Natural gas (per Mcf) unhedged                           $                      6.85  $                            2.41
Proved reserves at year-end (BCFe)                                               593                                558
-------------------------------------------------------- ---------------------------  ---------------------------------

           Operating income above represents 100% of our gas exploration and production subsidiaries' results for the periods indicated. Earnings before interest and taxes, however, is adjusted to reflect minority interest and, accordingly, include 68% of Houston Exploration's results since April 1, 2000 and 64% of Houston Exploration's results for the prior period. Gas reserves and production are stated in BCFe and Mmcfe, which includes equivalent oil reserves.

Earnings Before Interest and Taxes

The increase in EBIT of $51.8 million in the first quarter of 2001, compared to the first quarter of 2000, reflects a significant increase in revenues, partially offset by increases in operating expenses associated with higher production volumes. Further, our investment in Houston Exploration is currently approximately 68% compared to 64% in the first quarter of 2000. Revenues benefitted from the combined effect of a 19% increase in production volumes and a 128% increase in average realized gas prices (average wellhead price received for production plus hedging gains and losses). The average realized gas price in the first quarter of 2001 was 81% of the average unhedged natural gas price. Houston Exploration has entered into options that are designed to hedge approximately 70% of its anticipated 2001 production. Houston Exploration's current outstanding options, which are referred to as "cost free collars," have an average floor price of $4.00 per Mcf and ceiling prices that range between $6.11 per Mcf and $6.37 per Mcf.

At December 31, 2000, our gas exploration and production subsidiaries had 593 BCFe of net proved reserves of natural gas, of which approximately 77% were classified as proved developed.

Selected financial data and operating statistics for our other energy-related investments are set forth in the following table for the periods indicated.

                                                                                                 (In Thousands of Dollars)

                                                                 Three Months Ended                  Three Months Ended
                                                                   March 31, 2001                      March 31, 2000
-------------------------------------------------------- -----------------------------  ---------------------------------
Revenues                                                 $                      94,591  $                           1,511
Operation and maintenance expense                                               71,293                              1,657
Other operating expenses                                                        15,529                                389
-------------------------------------------------------- -----------------------------  ---------------------------------
Operating Income                                                                 7,769                               (535)
Other Income and Deductions                                                      4,708                              7,514
-------------------------------------------------------- -----------------------------  ---------------------------------
Earnings Before Interest and Taxes                       $                      12,477  $                           6,979
-------------------------------------------------------- -----------------------------  ---------------------------------

EBIT from these operations and investments increased by $5.5 million, or 79%, in the first quarter of 2001, compared to the corresponding period last year, due primarily to our additional ownership interest in KeySpan Canada and EBIT associated with our marine transportation operations which contributed $3.5 million to EBIT. In the fourth quarter of 2000 we acquired the remaining 50% interest in KeySpan Canada, making us the sole owner. Results of operations associated with KeySpan Canada are now fully consolidated, whereas prior to this transaction, KeySpan Canada's results were reported as equity income in other income and deductions. EBIT in the first quarter of 2001from our investments in Iroquois and Northern Ireland are comparable to EBIT for the first quarter of 2000.


Liquidity

The increase in cash flow from operations for the first quarter of 2001, compared to the first quarter of 2000, reflects stable growth from our gas distribution operations, positive contributions from our electric operations and significant contributions from our gas exploration and production activities. As a result of the seasonal nature of our gas distribution operations, we incur significant cash expenditures during the summer and early fall to fill our storage facilities with natural gas that is used by our customers during the winter heating season. We recover these costs in subsequent periods as the gas is removed from storage and sold to our customers primarily for space heating purposes. Significant cash flows are generated during the first and second quarters of the subsequent fiscal year as we receive payments from customers for such use. Further, as stated earlier, our gas exploration and production activities benefitted from the significant increases in gas prices. These enhancements to cash flow were partially offset by an increase in interest payments due to increased levels of outstanding debt.

At March 31, 2001, we had cash and temporary cash investments of $104.1 million. In addition, we have two revolving credit agreements, with a commercial banking syndicate totaling $1.4 billion. These agreements expire in September 2001, and our current intention is to renew these agreements. These credit facilities are used to support our $1.4 billion commercial paper program. During the quarter ended March 31, 2001, we repaid $160.4 million of commercial paper and, at March 31, 2001, $1.1 billion of commercial paper was outstanding at a weighted average annualized interest rate of 5.39%. We had available borrowing of $260.2 million at March 31, 2001.

Houston Exploration has an unsecured available line of credit with a commercial bank that provides for a maximum commitment of $250 million, subject to a borrowing base limitation of $210 million. During the quarter ended March 31, 2001, Houston Exploration borrowed $57 million under its credit facility and repaid $102 million; at March 31, 2001, $100 million remained outstanding at a weighted average annualized interest rate of 7.91%. At March 31, 2001, Houston Exploration had available borrowing of $110 million. On April 11, 2001 the borrowing base limitation was increased to $250 million. Also, KeySpan Canada has two revolving loan agreements with financial institutions in Canada. There were no additional borrowings under these agreements during the first quarter of 2001. At March 31, 2001, approximately $170 million was outstanding at a weighted average annualized interest rate of 5.81%. KeySpan Canada currently has available borrowing of approximately $46 million.

We satisfy our seasonal working capital requirements primarily through internally generated funds and the issuance of commercial paper. In addition, we utilize treasury stock to satisfy the requirements of our employee common stock, dividend reinvestment and benefit plans. We believe that these sources of funds are sufficient to meet our seasonal working capital needs.


Capital Expenditures and Financing

Construction Expenditures

The table below sets forth our construction expenditures by operating segment for the periods indicated:

                                                                       (In Thousands of Dollars)

                                            Three Months Ended          Three Months Ended
                                              March 31, 2001              March 31, 2000
---------------------------------------  -------------------------  ---------------------------
Gas Distribution                         $                  46,066  $                    39,162
Electric Services                                           10,289                       10,235
Energy Investments                                          66,167                       53,954
Energy Services                                              3,786                        3,133
                                         -------------------------  ---------------------------
                                         $                 126,308  $                   106,484
---------------------------------------  -------------------------  ---------------------------

Construction expenditures related to the Gas Distribution segment are primarily for the renewal and replacement of mains and services and for the expansion of the gas distribution system on Long Island and in New England. Construction expenditures for the Electric Services segment reflect primarily costs to maintain our electric generating facilities. Construction expenditures related to the Energy Investments segment primarily reflect costs associated with our gas exploration and production activities. These costs are related to the development of properties in Southern Louisiana and in the Gulf of Mexico. Expenditures also include development costs associated with our joint venture with Houston Exploration, as well as costs related to Canadian affiliates.

The amount of future construction expenditures is reviewed on an ongoing basis and can be affected by timing, scope and changes in investment opportunities.

Financing

KEDLI has an effective shelf registration statement on file with the Securities and Exchange Commission ("SEC") for the issuance of up to $600 million of medium term notes. In 2000, KEDLI issued $400 million 7.875% Notes due February 1, 2010. In January 2001, KEDLI issued an additional $125 million of medium term notes at 6.9% due January 15, 2008. The medium term notes issued are fully and unconditionally guaranteed by us.

During 2001, we will continue to evaluate our capital structure and debt and equity levels. Further, we will manage our balance sheet in an effort to maintain strong ratings at each of our rated entities. We have stated in the past that it was our intention to issue preferred stock in 2001 to replace $363 million of preferred stock that matured in June 2000. Currently, we are deferring our plans to replace this preferred stock series until we have determined the potential cash proceeds that may be realized from the sale of certain non-core assets. However, at this time, we are unable to predict when or if any such assets will be sold and effect of any such sale on our results of operations, financial position or cash flows. In the interim, in May 2001 we filed a shelf registration statement in the amount of $1 billion that will afford us the flexibility of issuing equity, debt or various forms of preferred stock. Currently, we intend to "term-out" commercial paper with up to $400 million of medium term notes to be issued within the next several months. As a registered holding company, we are subject to certain financing restrictions. See our Annual Report on Form 10-K for the year ended December 31, 2000 for additional information on these restrictions.

We believe that our sources of funding, i.e. reissuing common stock from treasury , the availability of commercial paper borrowings and the potential issuance of medium term notes will be sufficient to meet our anticipated cash needs.

Regulation and Rate Matters

For a discussion on our current gas distribution rate agreements, and Securities and Exchange Commission regulations relating to our operations, see our Annual Report on Form 10-K for the year ended December 31, 2000.

Environmental Matters

KeySpan is subject to various federal, state and local laws and regulatory programs related to the environment. Ongoing environmental compliance activities, which have not been material, are charged to operation and maintenance activities. We estimate that the remaining cost of our manufactured gas plant ("MGP") related environmental cleanup activities, including costs associated with the Ravenswood facility will be approximately $137 million and we have recorded a related liability for such amount. We have also recorded an additional $20 million liability representing the estimated environmental cleanup costs related to a former coal tar processing facility. Further, as of March 31, 2001, we have expended a total of $30 million, including expenditures made by Eastern and ENI since acquisition. (See Note 4 to the Consolidated Financial Statements, "Environmental Matters.")

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts, are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings, pursuit of potential future acquisition or divestiture opportunities and sources of funding are forward-looking statements. Such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties and actual results may differ materially from those discussed in such statements. Among the factors that could cause actual results to differ materially are: general economic trends; fluctuations in weather and in gas and electric prices; available sources and cost of fuel; federal and state regulatory initiatives that increase competition, threaten cost and investment recovery, and impact rate structures; our ability to successfully reduce our cost structure; the successful integration of our subsidiaries, including the Eastern companies; the degree to which we develop unregulated business ventures; our ability to identify and make complementary acquisitions, as well as the successful integration of such acquisitions; inflationary trends and interest rates; and other risks detailed from time to time in other reports and other documents filed by us with the Securities and Exchange Commission. For any of these statements, we claim the protection of the safe harbor for forward-looking information contained in the Private Securities Litigation Reform Act of 1995, as amended.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to various risk exposures and uncertainties associated with our operations. The most significant contingency involves the evolution of the gas distribution industry toward a more competitive and deregulated environment. Most important to KeySpan, is the evolution of regulatory policy as it pertains to our historical gas merchant role. In addition, we are exposed to commodity price risk, interest rate risk and, to a much less degree, foreign currency translation risk. Our exposure to the aforementioned market risks has remained substantially unchanged from December 31, 2000. See Note 6 to the Consolidated Financial Statements "Derivative Financial Instruments" for a discussion of our current outstanding derivative positions.

The pricing mechanisms for both energy sales and the sale of certain ancillary services to the NYISO energy markets are still evolving. Due to the projected increased demand for energy during the summer of 2001, the NYISO, New York State Public Service Commission and Federal Energy Regulatory Commission ("FERC") have proposed, evaluated and implemented market mitigation measures. Many of these mitigation measures will remain in effect during 2001 and additional mitigation measures are expected to be proposed and possibly implemented prior to the summer of 2001. Various proceedings and proposals are still pending before FERC and, as a result, it is unknown at this time what impact these proposals, if implemented, will have on our financial position, results of operations and cash flows. See our Annual Report on Form 10-K for the year ended December 31, 2000,
Note 8 to the Consolidated Financial Statements "New York State Independent System Operator Matters" for a further discussion of these matters.

PART II.  OTHER INFORMATION
---------------------------

Item 6.  EXHIBITS and REPORTS on FORM 8-K

1.   Exhibits

4.1* First Amendment, dated as of March 7, 2001, to the Credit Agreement, dated as of September 22, 2000. among KeySpan, as Borrower, the Several Lenders, Citibank, N.A. and ABN Amro Bank, N.V. as Co-Documentation Agents, J.P. Morgan Securities Inc., as Syndication Agent, and The Chase Manhattan Bank, as Administrative Agent, for a $700,000,000 revolving credit loan.

4.2* First Amendment,  dated as of March 7, 2001, to the Credit Agreement, dated as of October 30, 2000, among KeySpan, as Borrower, the Several Lenders, Citibank, N.A., as Syndication Agent, European American Bank, as Documentation Agent and The Chase Manhattan Bank, as Administrative Agent, for a $700,000,000 revolving credit loan.

2.   Reports on Form 8-K

     In our report on Form 8-K dated January 25, 2001, we disclosed our consolidated earnings for the fiscal year ended December 31, 2001.

----------------------
*Filed Herewith

                      KEYSPAN CORPORATION AND SUBSIDIARIES
                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned there unto duly authorized.

                                                KEYSPAN CORPORATION
                                                   (Registrant)







Date: May 7, 2001                                 /s/ Gerald Luterman
                                               ---------------------------------
                                                       Gerald Luterman
                                               Senior Vice President and
                                               Chief Financial Officer


Date: May 7, 2001                                 /s/ Ronald S. Jendras
                                               --------------------------------
                                                       Ronald S. Jendras
                                               Vice President, Controller
                                               and Chief Accounting Officer