Form 10-Q
period 2001-06-30
KEYSPAN CORP
filed 2001-08-13
CIK 1062379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    Form 10-Q
(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 2001
                               -------------------------------------------------
                                                                  OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ----------------------

                         Commission file number 1-14161
                                    --------

                               KEYSPAN CORPORATION
                              ---------------------
             (Exact name of Registrant as specified in its charter)

             New York                                    11-3431358
----------------------------------------    ---------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                 One MetroTech Center, Brooklyn, New York       11201
              175 East Old Country Road, Hicksville, New York   11801
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
   Class of Common Stock                           Outstanding at July 31, 2001
---------------------------                       -----------------------------
     $.01 par value                                       138,405,829

                      KEYSPAN CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----

                   Part I.   FINANCIAL INFORMATION                      Page No.
                                                                        --------

Item 1. Financial Statements

           Consolidated Balance Sheet -
           June 30, 2001 and December 31, 2000                               3

           Consolidated Statement of Income -
           Three and Six Months Ended June 30, 2001 and 2000                 5

           Consolidated Statement of Cash Flows -
           Six Months Ended June 30, 2001 and 2000                           6

           Notes to Consolidated Financial Statements                        7

Item 2. Management's Discussion and Analysis Of Financial
           Condition and Results of Operations                               22

Item 3. Quantitative and Qualitative Disclosures
           About Market Risk                                                  37

                   Part II.   OTHER INFORMATION

Item 1. Legal Proceedings                                                     41

Item 4. Submission of Matters to a Vote of Security Holders                   41

Item 6. Exhibits and Reports on Form 8-K                                      43

Signatures                                                                    44

                                                      CONSOLIDATED BALANCE SHEET
                                                       (In Thousands of Dollars)



                                                                       June 30, 2001                     December 31, 2000
--------------------------------------------------------------------------------------------------------------------------
                                                                      (Unaudited)                               (Audited)
ASSETS

Current Assets
    Cash and cash equivalents                             $                   248,156     $                        94,508
    Customer accounts receivable                                            1,480,836                           1,771,300
    Allowance for uncollectible accounts                                      (70,515)                            (49,478)
    Gas in storage, at average cost                                           265,310                             282,654
    Materials and supplies, at average cost                                   115,372                             123,608
    Other                                                                     147,555                             148,353
                                                                ---------------------                  -------------------
                                                                            2,186,714                           2,370,945
                                                                ---------------------                  -------------------


Equity Investments and Other                                                  216,599                             199,196
                                                                ---------------------                  -------------------

Property
    Gas                                                                     5,457,675                           5,346,799
    Electric                                                                1,488,339                           1,412,839
    Other                                                                     750,671                             734,801
    Accumulated depreciation                                               (2,416,848)                         (2,301,722)
    Gas exploration and production, at cost                                 1,977,862                           1,781,379
    Accumulated depletion                                                    (710,765)                           (615,799)
                                                                ---------------------                   ------------------
                                                                            6,546,934                           6,358,297
                                                                ---------------------                   ------------------

Deferred Charges
    Regulatory assets                                                         392,491                             385,116
    Goodwill, net of amortizations                                          1,814,446                           1,848,721
    Other                                                                     440,828                             387,846
                                                                ---------------------                   ------------------
                                                                            2,647,765                           2,621,683
                                                                ---------------------                   ------------------

                                                                ---------------------                   ------------------
Total Assets                                              $                11,598,012     $                    11,550,121
                                                                =====================                   ==================



                See accompanying Notes to the Consolidated Financial Statements.


                                                      CONSOLIDATED BALANCE SHEET
                                                      (In Thousands of Dollars)



                                                                             June 30, 2001                 December 31, 2000
----------------------------------------------------------------------------------------------------------------------------
                                                                           (Unaudited)                         (Audited)
LIABILITIES AND CAPITALIZATION

Current Liabilities
    Current redemption of long term debt                      $                       6,344 $                          5,480
    Accounts payable and accrued expenses                                         1,037,694                        1,429,267
    Commercial paper                                                                803,204                        1,300,237
    Dividends payable                                                                62,794                           62,218
    Taxes accrued                                                                    57,587                           74,614
    Customer deposits                                                                35,730                           32,855
    Interest accrued                                                                124,289                           69,402
                                                                     ----------------------              ---------------------
                                                                                  2,127,642                        2,974,073
                                                                     ----------------------              ---------------------

Deferred Credits and Other Liabilities
    Regulatory liabilities                                                           28,080                          34,486
    Deferred income tax                                                             561,140                         451,721
    Postretirement benefits and other reserves                                      624,260                         628,910
    Other                                                                           185,840                         144,032
                                                                     ----------------------              ---------------------
                                                                                  1,399,320                       1,259,149
                                                                     ----------------------              ---------------------

Capitalization
    Common stock, $.01 par value, authorized
       450,000,000 shares; outstanding 138,272,820 and
       136,363,026 shares stated at                                               2,995,239                      2,985,022
    Retained earnings                                                               572,957                        480,639
    Other comprehensive income                                                        8,171                            825
    Treasury stock purchased                                                       (596,652)                      (650,670)
                                                                     ----------------------             ---------------------
      Total common shareholders' equity                                           2,979,715                      2,815,816
    Preferred stock                                                                  84,077                         84,205
    Long-term debt                                                                4,828,848                      4,274,938
                                                                     ----------------------             ---------------------
Total Capitalization                                                              7,892,640                      7,174,959
                                                                     ----------------------             ---------------------

Minority Interest in Subsidiary Companies                                           178,410                        141,940
                                                                     ----------------------             ---------------------
Total Liabilities and Capitalization                          $                  11,598,012 $                   11,550,121
                                                                     ======================             =====================


                See accompanying Notes to the Consolidated Financial Statements.

                                                   CONSOLIDATED STATEMENT OF INCOME
                                                             (Unaudited)
                                         (In Thousands of Dollars, Except Per Share Amounts)

---------------------------------------------------------------------------------------------------------------------------------
                                                            Three Months      Three Months       Six Months        Six Months
                                                               Ended             Ended             Ended             Ended
                                                           June 30, 2001     June 30, 2000     June 30, 2001     June 30, 2000
---------------------------------------------------------------------------------------------------------------------------------
Revenues
Gas Distribution                                          $     620,685 $         361,540 $       2,374,478 $       1,166,243
Electric Services                                               357,904           388,695           701,276           723,099
Energy Services                                                 232,771           137,895           551,944           264,375
Energy Investments                                              195,718            59,458           421,015           110,484
                                                           ------------    --------------    --------------    --------------
Total Revenues                                                1,407,078           947,588         4,048,713         2,264,201
                                                           ------------    --------------    --------------    --------------
Operating Expenses
Purchased gas for resale                                        348,349           167,736         1,545,707           576,783
Fuel and purchased power                                        146,357           102,414           289,657           172,991
Operations and maintenance                                      585,539           378,986         1,144,219           734,465
Depreciation, depletion and amortization                        127,415            73,810           264,798           143,391
Operating taxes                                                 103,621            91,118           248,880           206,541
                                                           ------------    --------------    --------------    --------------
Total Operating Expenses                                      1,311,281           814,064         3,493,261         1,834,171
                                                           ------------    --------------    --------------    --------------

Operating Income                                                 95,797           133,524           555,452           430,030
                                                           ------------    --------------    --------------    --------------

Other Income and (Deductions)
Minority interest                                               (11,869)           (4,766)          (27,280)           (7,795)
Other income                                                     11,211             7,463            34,826            22,427
                                                           ------------    --------------    --------------    --------------
Total Other Income                                                 (658)            2,697             7,546            14,632
                                                           ------------    --------------    --------------    --------------
Income Before Interest Charges
  and Income Taxes                                               95,139           136,221           562,998           444,662
                                                           ------------    --------------    --------------    --------------
Interest Charges                                                 94,487            36,930           191,439            81,055
                                                           ------------    --------------    --------------    --------------
Income Taxes
    Current                                                     (21,469)           13,184            90,791           108,817
    Deferred                                                     28,646            32,741            62,518            29,180
                                                           ------------    --------------    --------------    --------------
Total Income Taxes                                                7,177            45,925           153,309           137,997
                                                           ------------    --------------    --------------    --------------
Net Income (Loss)                                                (6,525)           53,366           218,250           225,610
Preferred stock dividend requirements                             1,476             6,286             2,952            14,977
                                                           ------------    --------------    --------------    --------------
Earnings (Loss) for Common Stock                          $      (8,001)$          47,080  $        215,298 $         210,633
                                                           ============    ==============    ==============    ==============
Basic Earnings (Loss) Per Share                           $      (0.06) $            0.35  $           1.57 $            1.57
                                                           ============    ==============    ==============    ==============
Diluted Earnings (Loss) Per Share                         $      (0.06) $            0.35  $           1.55 $            1.57
                                                           ============    ==============    ==============    ==============
Average Common Shares Outstanding (000)                         137,916           133,889           137,438           133,881
Average Common  Shares
     Outstanding - Diluted (000)                                139,361           134,482           138,872           134,480



              See accompanying Notes to the Consolidated Financial Statements.

                                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                                             (Unaudited)
                                                      (In Thousands of Dollars)

--------------------------------------------------------------------------------------------------------------------------------
                                                                       Six Months                        Six Months
                                                                          Ended                             Ended
                                                                      June 30, 2001                     June 30, 2000
--------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net Income                                                    $        218,250  $                         225,610
Adjustments to reconcile net income to  net cash
  provided by (used in) operating activities
    Depreciation, depletion and amortization                           264,798                            143,391
    Deferred income tax                                                 62,518                             29,180
    Income from equity investments                                      (6,325)                           (11,928)
    Dividends from equity investments                                        -                             11,807
Changes in assets and liabilities
    Accounts receivable                                                340,225                           (139,344)
    Materials and supplies, fuel oil and
         gas in storage                                                 25,099                             (1,515)
    Accounts payable and accrued expenses                             (406,388)                            30,676
    Interest accrued                                                    54,887                             15,932
    Prepayments and other                                               22,054                             63,037
                                                                 -------------                        --------------
Net Cash Provided by Operating Activities                              575,118                            366,846
                                                                 -------------                        --------------
Investing Activities
Capital expenditures                                                  (433,609)                          (237,151)
Investments                                                                  -                           (141,719)
Proceeds from sale of assets                                            18,458                                  -
Other                                                                   (3,256)                             5,154
                                                                 -------------                        --------------
Net Cash Used in Investing Activities                                 (418,407)                          (373,716)
                                                                 -------------                        --------------
Financing Activities
Issuance of treasury stock                                              64,107                                  -
Issuance of long-term debt                                             708,000                            449,627
Payment of long-term debt                                             (152,000)                           (20,000)
Issuance of commercial paper                                                 -                             54,181
Payment of commercial paper                                           (497,033)                                 -
Payment of preferred stock                                                   -                           (363,000)
Preferred stock dividends paid                                          (2,952)                           (17,124)
Common stock dividends paid                                           (121,937)                          (119,159)
Other                                                                   (1,248)                           (14,130)
                                                                 -------------                        --------------
Net Cash (Used in) Provided by Financing
    Activities                                                          (3,063)                           (29,605)
                                                                 -------------                        --------------
Net increase (decrease) in Cash and
     Cash Equivalents                                         $        153,648  $                         (36,475)
                                                                 =============                        ==============
Cash and cash equivalents at
    beginning of period                                       $         94,508  $                         128,602
Net increase (decrease) in cash and
     cash equivalents                                                  153,648                            (36,475)
                                                                 -------------                        --------------
Cash and Cash Equivalents at
    End of Period                                             $        248,156  $                          92,127
                                                                 =============                        ==============

Cash equivalents are short-term marketable securities purchased with maturities of three months or less that were carried at cost which approximates fair value.


               See accompanying Notes to the Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

KeySpan Corporation (referred to in the Notes to the Financial Statements as "KeySpan", "we", "us", and "our") is a registered holding company under the Public Utility Holding Company Act of 1935, as amended. We operate six utilities that distribute natural gas to approximately 2.5 million customers in New York City, Long Island, Massachusetts and New Hampshire, making us the fifth largest gas distribution company in the United States and the largest in the Northeast. We also own and operate electric generating plants in Nassau and Suffolk Counties on Long Island and in Queens County in New York City. Under contractual arrangements, we provide power, electric transmission and distribution services, billing and other customer services for approximately one million electric customers of the Long Island Power Authority ("LIPA"). Our other subsidiaries are involved in gas and oil exploration and production; gas storage; wholesale and retail gas and electric marketing; appliance service; heating, ventilation and air conditioning installation and services; large energy-system ownership, installation and management; engineering services; fiber optic services; and marine transportation, including the barge hauling of fuel and other cargo. We also invest and participate in the development of, natural gas pipelines, electric generation and other energy-related projects, domestically and internationally. (See Note 2 "Business Segments" for additional information on each operating segment.)

1.    BASIS OF PRESENTATION

On November 8, 2000, KeySpan acquired all of the common stock of Eastern Enterprises ("Eastern") and EnergyNorth, Inc. ("ENI"). The transactions were accounted for as a purchase, with KeySpan being the acquiring company. Eastern is a Massachusetts business trust that owns primarily Boston Gas Company, Colonial Gas Company, Essex Gas Company and Midland Enterprises, Inc. ("Midland"). ENI is a holding company that owns primarily EnergyNorth Natural Gas, Inc., a provider of gas distribution services to customers in New Hampshire.

Consolidated results of operations for both the three and six months ended June 30, 2001 include the results of operations for Eastern and ENI. As required under purchase accounting, reported results of operations for periods prior to November 8, 2000 do not include the operating results of Eastern and ENI.

In our opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly our financial position as of June 30, 2001, and the results of our operations for the three and six months ended June 30, 2001 and June 30, 2000, as well as cash flows for the six months ended June 30, 2001 and June 30, 2000. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2000. Income from interim periods may not be indicative of future results. Certain reclassifications were made to conform prior period financial statements with the current period financial statement presentation. Other than as noted, adjustments were of a normal, recurring nature.

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

Under the requirements of Statement of Financial Accounting Standards (SFAS") No. 128, "Earnings Per Share" our basic and dilutive EPS are as follows:

                                                                                         (In Thousands of Dollars, Except Per Share)
------------------------------------------------------------------------------------------------------------------------------------

                                                                   Three Months    Three Months      Six Months     Six Months
                                                                       Ended           Ended           Ended          Ended
                                                                   June 30, 2001   June 30, 2000   June 30, 2001   June 30, 2000
-----------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) for common stock                                $      (8,001)  $       47,080  $      215,298 $       210,633
   Interest savings on convertible preferred stock                         142               -             284             284
   Houston Exploration dilution                                          (310)           (140)           (859)           (157)
-----------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) for common stock - adjusted                     $      (8,169)  $       46,940  $      214,723 $       210,760
-----------------------------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding (000)                              137,916         133,889         137,438         133,881
Add dilutive securities:
   Options                                                               1,201             593           1,190             355
   Convertible preferred stock                                             244               -             244             244
-----------------------------------------------------------------------------------------------------------------------------------
Total weighted average shares outstanding - assuming dilution          139,361         134,482         138,872         134,480
-----------------------------------------------------------------------------------------------------------------------------------

Basic Earnings (Loss) Per Share                                 $       (0.06)  $         0.35  $         1.57 $          1.57
-----------------------------------------------------------------------------------------------------------------------------------
Diluted Earnings Per Share                                                 N/A  $         0.35  $         1.55 $          1.57
-----------------------------------------------------------------------------------------------------------------------------------


2.    BUSINESS SEGMENTS

We have four reportable segments: Gas Distribution, Electric Services, Energy Services and Energy Investments.

The Gas Distribution segment consists of our six gas distribution subsidiaries. KeySpan Energy Delivery New York ("KEDNY") provides gas distribution services to customers in the New York City Boroughs of Brooklyn, Queens and Staten Island. KeySpan Energy Delivery Long Island ("KEDLI") provides gas distribution services to customers in the Long Island Counties of Nassau and Suffolk and the Rockaway Peninsula of Queens County. The remaining gas distribution subsidiaries, Boston Gas Company, Colonial Gas Company, Essex Gas Company and EnergyNorth Natural Gas, Inc., collectively referred to as KeySpan Energy Delivery New England ("KEDNE"), provide gas distribution service to customers in Massachusetts and New Hampshire.

The Electric Services segment consists of subsidiaries that: operate the electric transmission and distribution system owned by LIPA; own and provide capacity to and produce energy for LIPA from our generating facilities located on Long Island; and manage fuel supplies for LIPA to fuel our Long Island generating facilities. These services are provided in accordance with long-term service contracts having remaining terms that range from five to twelve years. The Electric Services segment also includes subsidiaries that own, lease and operate the 2,200 megawatt Ravenswood electric generation facility ("Ravenswood facility"), located in Queens, New York. Our contract with Consolidated Edison Company of New York ("Consolidated Edison"), under which we provided Consolidated Edison with 100% of the available capacity of the Ravenswood facility for a fixed monthly fee, expired on April 30, 2000. Since that time we provide all of the energy, capacity and ancillary services related to the Ravenswood facility to the New York Independent System Operator ("NYISO") energy markets. Currently, our primary electric generation customers are LIPA and the NYISO energy markets.

The Energy Services segment includes companies that provide energy-related services to customers located within the New York City metropolitan area, as well as, Rhode Island, Pennsylvania, Massachusetts and New Hampshire, through the following four lines of business: (i) Home Energy Services, which provides residential customers with service and maintenance of energy systems and appliances, as well as the retail marketing of natural gas and electricity to residential and small commercial customers; (ii) Business Solutions, which provides professional engineering-consulting and design of energy systems for commercial and industrial customers, including installation of plumbing, heating, ventilation and air conditioning equipment; (iii) Commodity Procurement, which provides management and procurement services for fuel supply and management of energy sales, primarily for and from the Ravenswood facility; and (iv) Fiber Optic Services, which provides various services to carriers of voice and data transmission on Long Island and in New York City.

The Energy Investments segment consists of our gas exploration and production investments, as well as certain other domestic and international energy-related investments. Our gas exploration and production subsidiaries are engaged in gas and oil exploration and production, and the development and acquisition of domestic natural gas and oil properties. These investments consist of our 68% equity interest in The Houston Exploration Company ("Houston Exploration"), an independent natural gas and oil exploration company, as well as KeySpan Exploration and Production, LLC, our wholly owned subsidiary engaged in a joint venture with Houston Exploration. Subsidiaries in this segment also hold a 20% equity interest in the Iroquois Gas Transmission System LP, a pipeline that transports Canadian gas supply to markets in the Northeastern United States; a 50% interest in the Premier Transmission Pipeline and a 24.5% interest in Phoenix Natural Gas, both in Northern Ireland; and investments in certain midstream natural gas assets in Western Canada through KeySpan Canada.
 Further, this segment includes our marine transportation subsidiary, Midland, that was acquired as part of the Eastern acquisition. With the exception of KeySpan Canada and Midland, which are consolidated in our financial statements, these subsidiaries are accounted for under the equity method. Accordingly, equity income from these investments is reflected in other income and (deductions) in the Consolidated Statement of Income.

We have been ordered by the Securities and Exchange Commission ("SEC") to divest Midland by November 8, 2003 because its operations have been deemed not functionally related to our core utility operations. At this time, we are uncertain as to the timing of any such divestiture. It is anticipated that prior to November 8, 2001, we will adjust our preliminary purchase price allocation of Midland to reflect its fair value at the purchase date (November 8, 2000) with a corresponding adjustment to goodwill.

The accounting policies of the segments are the same as those used for the preparation of the Consolidated Financial Statements. Our segments are strategic business units that are managed separately because of their different operating and regulatory environments. Operating results of our segments are evaluated by management on a earnings before interest and taxes ("EBIT") basis. At June 30, 2001, the total assets of each reportable segment have not changed materially from those levels reported at December 31, 2000. The reportable segment information is as follows:


                                                                                                           (In Thousands of Dollars)

                                                                         Energy Investments

                                Gas         Electric        Energy    Gas Exploration      Other
                            Distribution    Services       Services   and Production    Investments   Reconciliations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Three Months Ended
June 30, 2001

Unaffiliated Revenue            620,685     357,904        232,771       103,720        91,998               -          1,407,078
Intersegment Revenue                  -           -         12,508             -             -         (12,508)                 -
Earnings Before Interest
  and Taxes                      18,924      56,150      (45,490)*        43,957        15,733            5,865           95,139*


Three Months Ended
June 30, 2000

Unaffiliated Revenue            361,540     388,695        137,895        57,842         1,490              126           947,588
Intersegment Revenue                  -           -         32,158             -             -         (32,158)                 -
Earnings Before Interest
  and Taxes                      25,163      59,913         32,787        22,591         4,054          (8,287)           136,221
------------------------------------------------------------------------------------------------------------------------------------

 * Includes a special charge of $53.6 million recorded in June 2001. See Note 9 "Special Charge" for a description of this charge.


                                                                                                           (In Thousands of Dollars)

                                                                                 Energy Investments

                                Gas        Electric        Energy     Gas Exploration      Other
                           Distribution    Services       Services     and Production    Investments   Reconciliations  Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Six Months Ended
June 30, 2001

Unaffiliated Revenue        2,374,478      701,276        551,944         234,426        186,589               -          4,048,713
Intersegment Revenue                -            -         21,388               -              -         (21,388)                 -
Earnings Before Interest
  and Taxes                   350,530      114,330      (43,531)*         109,475         28,210            3,984          562,998*


Six Months Ended
June 30, 2000

Unaffiliated Revenue        1,166,243      723,099        264,375        107,218           3,001              265         2,264,201
Intersegment Revenue                -            -         32,158              -               -         (32,158)                 -
Earnings Before Interest
  and Taxes                   242,096      132,040         31,224         36,334          11,033          (8,065)           444,662
------------------------------------------------------------------------------------------------------------------------------------

 * Includes a special charge of $53.6 million recorded in June 2001. See Note 9 "Special Charge" for a description of this charge.

3. COMPREHENSIVE INCOME

The table below indicates the components of comprehensive income.

                                                                                                       (In Thousands of Dollars)
------------------------------------------------------------------------------------------------------------------------------------
                                                             Three Months         Three Months       Six Months          Six Months
                                                                Ended                Ended              Ended               Ended
                                                            June 30, 2001        June 30, 2000      June 30, 2001      June 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                        $         (6,525) $          53,366 $          218,250 $            225,610
-------------------------------------------------------- ----------------- ----------------- ------------------ --------------------
Other comprehensive income (loss), net of tax
    Reclassification adjustment for gains
       realized in net income                                        (212)                 -            (3,454)                    -
    Foreign currency translation adjustments                         1,554           (5,903)            (8,128)              (6,130)
    Unrealized losses on marketable securities                     (4,765)                 -            (2,148)                    -
    Unrealized gains on derivative financial instruments            20,124                 -             21,075                    -
-------------------------------------------------------- ----------------- ----------------- ------------------ --------------------
Other comprehensive income (loss)                                   16,701           (5,903)              7,345              (6,130)
-------------------------------------------------------- ----------------- ----------------- ------------------ --------------------
Comprehensive income                                     $          10,176 $          47,463 $          225,595 $            219,480
-------------------------------------------------------- ----------------- ----------------- ------------------ --------------------
Related tax (benefit) expense
    Reclassification adjustment for gains
       realized in net income                            $           (114)                 - $          (1,860)                    -
    Foreign currency translation adjustments                           837           (3,179)            (4,376)              (3,300)
    Unrealized losses on marketable securities                     (2,566)                 -            (1,157)                    -
    Unrealized gains on derivative financial instruments            10,836                 -             11,348                    -
-------------------------------------------------------- ----------------- ----------------- ------------------ --------------------
Total tax expense (benefit)                              $           8,993 $         (3,179) $            3,955 $            (3,300)
-------------------------------------------------------- ----------------- ----------------- ------------------ --------------------



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

Thirteen of the sites referenced above are currently the subject of Administrative Orders on Consent ("ACOs") with the DEC and one is subject to the negotiation of such an agreement. Our remaining MGP sites may not become subject to ACOs in the future, and accordingly no liability has been accrued for these sites. It is possible, based on future investigation, that we may be required to undertake investigation and potential remediation efforts at these, or other currently unknown former MGP sites. However, we are currently unable to determine whether or to what extent such additional costs may be incurred.

We presently estimate the remaining cost of our New York/Long Island MGP-related environmental cleanup activities will be $110 million; which amount has been accrued as our current best estimate of our aggregate environmental liability for known sites. We believe that in the aggregate, the accrued liability for investigation and remediation of the MGP sites identified above are reasonable estimates of likely cost within a range of reasonable, foreseeable costs. However, the total New York/Long Island MGP-related costs may be substantially higher, depending upon remediation experience, selected end use for each site, and actual environmental conditions encountered.

Rate plans for KEDNY and KEDLI approved by the NYPSC generally provide for the recovery of MGP site investigation and remediation costs. Under prior rate orders, KEDNY has offset certain amounts due to ratepayers against its estimated environmental cleanup costs for MGP sites. At June 30, 2001, we have a regulatory asset of $88.8 million. Expenditures incurred to date by us with respect to our New York/Long Island MGP-related activities total approximately $29 million.

In addition, we will be responsible for environmental obligations relating to the Ravenswood facility operations other than liabilities arising from pre-closing disposal of waste at off-site locations and any monetary fines arising from Consolidated Edison's pre-closing conduct.

New England

We are aware of certain non-utility sites associated with former operations of Eastern, for which we may have or share environmental remediation responsibility or ongoing maintenance, the most significant of which is a former coal tar processing facility in Everett, Massachusetts (the "Everett Facility").

In addition, Boston Gas Company, Colonial Gas Company and Essex Gas Company may have or share responsibility under applicable environmental laws, for the remediation of 28 MGP sites. A subsidiary of New England Electric System ("NEES") has assumed responsibility for remediating eleven of these sites, subject to a limited contribution from Boston Gas Company.

We are aware of 40 other former MGP sites within the Massachusetts utility service territories and 6 other former MGP sites within the New Hampshire utility service territory. The NEES subsidiary has provided full indemnification to Boston Gas Company with respect to eight of these sites. At this time, there is substantial uncertainty as to whether Boston Gas Company, Colonial Gas Company or Essex Gas Company have or share responsibility for remediating any of these other sites. No notice of responsibility has been issued to us for any of these sites from any governmental environmental authority.

At the time of the Eastern and ENI acquisitions, we made preliminary estimates for environmental clean-up costs associated with the Everett Facility and with the New England MGP-related sites to be approximately $20 million and $22 million, respectively. We are currently in the process of finalizing our estimates of these costs. It is anticipated that any variation from our original estimates will be reflected as an adjustment to goodwill for those companies not subject to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation". Revised estimates of clean-up costs for MGP - related sites associated with companies subject to SFAS No. 71 will be recorded as an adjustment to regulatory assets. Further, we anticipate full recovery, through gas rates, for remediation costs associated with all MGP-related sites.

Rate plans for our New England gas utilities approved by the Massachusetts Department of Telecommunications and Energy ("DTE") and New Hampshire Public Service Commission provide for the recovery of site investigation and remediation costs and, accordingly, we have reflected a regulatory asset of $28.9 million at June 30, 2001. Expenditures incurred for the period of November 8, 2000 through June 30, 2001 totaled approximately $6 million.

See our Annual Report on Form 10-K for the year ended December 31, 2000 for further information on environmental matters.

5.     LONG-TERM DEBT

In May 2001, we filed a $1 billion shelf registration statement with the SEC for the issuance of debt, equity or various forms of preferred stock. Also in May 2001, we issued $500 million 6.15% Notes due June 1, 2006 under this shelf registration and at June 30, 2001, $500 million remained available for issuance.

KEDLI filed a shelf registration statement with the SEC in December 1999 for the issuance of up to $600 million of medium term notes. During the six months ended June 30, 2001, KEDLI issued $125 million of medium term notes at 6.9% due January 15, 2008 and now has a total of $525 million of medium term notes outstanding. The medium term notes are fully and unconditionally guaranteed by us.

6.    DERIVATIVE FINANCIAL INSTRUMENTS

Non-firm Gas Sales and Electric Derivative Instruments: From time to time we utilize derivative financial instruments, such as futures, options and swaps, for the purpose of hedging exposure to commodity price risk and to fix the selling price on a portion of our peak electric energy capacity. Our hedging objectives and strategies have remained substantially unchanged from year-end. See our Annual Report on Form 10-K for the year ended December 31, 2000, Note 10 to the Consolidated Financial Statements "Hedging, Derivative Financial Instruments and Fair Values" for a detailed explanation of our derivative instruments.

During the six months ended June 30, 2001, Houston Exploration began hedging its 2002 production. Houston Exploration utilizes collars to hedge future sales prices on a portion of its natural gas production to achieve a more predictable cash flow, as well as to reduce exposure to adverse price fluctuations of natural gas. At June 30, 2001, Houston Exploration had derivative positions in place representing production for the remaining months of 2001 of 29,440 mmcf, with a fair market value of $20.5 million. Also, at June 30, 2001, Houston Exploration had derivative positions in place representing production for all months of 2002 of 14,600 mmcf with a fair market value of $10.4 million . (See table below.) Subsequent to June 30, 2001, Houston Exploration hedged an additional 4,880 mmcf for the months of September 2001 through December 2001. Further, Houston Exploration hedged an additional 43,800 mmcf for 2002 and, as of July 30, 2001 has approximately 70% of its estimated 2002 production hedged. These 2002 collars have an effective ceiling price of $5.17 and an effective floor of $3.52.

We also entered into a number of oil swap derivative contracts during the six months ended June 30, 2001. We intend to utilize these contracts to fix the purchase price for a portion of the oil used to fuel the Ravenswood facility in connection with certain retail fixed fee electric sales. (See the table below for oil quantities and related pricing.)

In addition to the above mentioned derivative instruments, we also have a number of electric tolling arrangements and electric swaps outstanding. We utilize tolling arrangements and swaps to "lock-in" a profit margin and/or fix the selling price on a portion of our peak electric sales at the Ravenswood facility. At June 30, 2001, we had tolling arrangements for 192,800 Mwhr for a portion of our 2001 peak electric sales with a negative fair market value of $2.5 million and tolling arrangements for 204,000 Mwhr for a portion of our 2002 peak electric sales with a positive fair market value of $5.3 million. All of our current electric swaps will expire in 2001. (See the table below for additional details.)

The following tables set forth selected financial data associated with our derivative financial instruments that were outstanding at June 30, 2001.



                              Year of          Volumes        Floor            Ceiling           Current Price           Fair Value
    Type of Contract         Maturity           mmcf            $                 $                   $                    ($000)
-----------------------------------------------------------------------------------------------------------------------------------
          Gas
Collars                     2001 -2002         44,040          4.00       6.11 - 7.00          3.18 - 3.94                   30,878
-----------------------------------------------------------------------------------------------------------------------------------


                                     Year of             Volumes            Purchase Price            Current Price       Fair Value
       Type of Contract             Maturity             Barrels                  $                        $                  ($000)
------------------------------------------------------------------------------------------------------------------------------------
             Oil
Swaps                                 2001                1,076,417         26.88 - 30.02            21.80 - 24.60           (7,744)
------------------------------------------------------------------------------------------------------------------------------------


                                                                                        Current           Estimated
                              Year of                         Fixed Margin /Price        Price             Margin         Fair Value
    Type of Contract          Maturity           MWh                   $                   $                  $               ($000)
------------------------------------------------------------------------------------------------------------------------------------
       Electricity

Tolling Arrangements           2001 -             396,800        11.00 - 62.00             -           12.21 - 100.00         2,762
                                2002
Swaps                           2001              168,000       115.00 - 126.13          81.00                -               6,527
-----------------------------------------------------------------------------------------------------------------------------------
Total Electricity                                 564,800                                                                     9,289
-----------------------------------------------------------------------------------------------------------------------------------


During the six months ended June 30, 2001, all of our derivative instruments associated with sales to our large- volume gas customers that were outstanding at December 31, 2000, expired and were settled. We utilized gas futures contracts, with offsetting positions in oil swap contracts of equivalent energy value, to fix a profit margin on a specific portion of gas sales to our large-volume customers. We recognized a gain of approximately $1.1 million on the settlement of these contracts during this period. We also utilized gas futures contracts to fix the purchase price of a portion of the gas used to fuel the Ravenswood facility in association with certain fixed price electric sales, as well as to fix the profit margin on a limited number of fixed price gas sales. We recognized a gain of approximately $17.0 million on the settlement of these contracts during this period. We recorded these gains as a decrease to purchased gas and fuel expense.

Also during the past six months, approximately 50% of the collar positions outstanding at December 31, 2000 employed by Houston Exploration expired and were settled. Houston Exploration recognized a loss of $29.2 million on the settlement of these contracts and recorded this loss as an offset to revenues.

Finally, a small number of electric tolling arrangements also expired during the past six months. As previously mentioned, we utilized these arrangements to "lock-in" a profit margin on a portion of our peak electric sales at the Ravenswood facility. We recognized a gain of approximately $3.2 million on the settlement of these contracts during this period. We recorded this gain as a decrease to purchased fuel expense.

We are exposed to credit risk in the event of nonperformance by counter parties to derivative contracts, as well as nonperformance by the counter parties of the transactions hedged against. We believe that the credit risk related to the futures, options and swap contracts is no greater than that associated with the primary contracts which they hedge, as these contracts are with major investment grade financial institutions, and that elimination of the price risk lowers overall business risk.

Interest Rate Swaps: We also have an interest rate swap agreement in which approximately $70 million of our Gas Facilities Revenue Bonds, 6.75% Series A and B, have been effectively exchanged for floating rate debt. For the term of the agreement, we will receive a fixed interest payment of 5.54%. The variable interest rate is reset on a weekly basis. During the six months ended June 30, 2001, the average variable interest rate that we were obligated to pay was 3.29% and through the utilization of this interest rate swap we reduced our recorded interest expense by $1 million . The interest rate swap has a positive fair value of $1.9 million at June 30, 2001, reflecting the current interest rate we are required to pay to the counter party and the fair value of certain embedded call option features.

We adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. The adoption of SFAS No 133 did not have a significant effect on the results of operations for the six months ended June 30, 2001. All of our derivative financial instruments currently qualify for hedge accounting and, except for the interest rate swap, are cash-flow hedges. Periodic changes in market value of derivatives which meet the definition of a cash-flow hedge are recorded as comprehensive income, subject to effectiveness, and then included in net income to match the underlying hedged transactions. We do not expect SFAS No. 133 to have a material effect on our net income for the year ended December 31, 2001. However, SFAS No. 133 may have a significant effect on comprehensive income because of fluctuations in the market value of the derivatives we employ.

Firm Gas Sales Derivative Instruments: We have begun to deploy derivative financial instruments to "lock-in" the purchase price for a portion of our future natural gas purchases. Our strategy is to minimize fluctuations in firm gas sales prices to our regulated firm gas sales customers in our New York service territory. During the second quarter of 2001, we entered into a number of derivative instruments such as, collars, purchased calls, transformer calls and variable premium contracts. Since these derivative instruments are being employed to support our gas sales prices to regulated firm gas sales customers, the accounting for these derivative instruments will be subject to SFAS No. 71. Therefore, mark-to-market values that, under SFAS No. 133, would have been recorded as an income or expense item, will be recorded as a regulatory asset or regulatory liability on our balance sheet. Gains or losses on the settlement of these contracts will initially be deferred and then refunded to or collected from our firm gas sales customers during the appropriate winter heating season. At June 30, 2001, we had "locked in" approximately 12,200 mmcf of anticipated 2001 natural gas purchases, with a negative fair market value of $7.8 million. Further, we had "locked in" approximately 10,500 mmcf of anticipated 2002 natural gas purchases, with a negative fair market value of $7.6 million. (See table below for additional details.)


                        Year of      Volumes       Floor            Ceiling         Fixed Price         Current Price     Fair Value
    Type of Contract    Maturity      mmcf           $                 $                 $                   $               ($000)
------------------------------------------------------------------------------------------------------------------------------------
           Gas
Collars                  2001 -
                          2002        9,900     4.50 - 5.43     5.69 - 6.20              -              3.10 - 4.89         (9,446)
Call Options             2001 -
                          2002        9,800          -                 -            4.00 - 5.60         3.10 - 3.78         (2,552)
Variable Premiums        2001 -
                          2002        3,000          -                 -            5.80 - 6.00             3.74            (3,452)
------------------------------------------------------------------------------------------------------------------------------------
                                     22,700                                                                                (15,450)
------------------------------------------------------------------------------------------------------------------------------------

7.   WORKFORCE REDUCTION PROGRAMS

As a result of the Eastern and ENI acquisitions, we have implemented early retirement programs and a severance program in an effort to reduce our workforce. In 2000, we recorded a $22.7 million liability associated with the severance program. This severance program is targeted to reduce our workforce by an additional 500 employees. The plan provides a severance allowance for certain targeted employees and will continue through 2002. At June 30, 2001 we had paid former employees $4.0 million in severance payments and had a remaining liability of $18.7 million.

8.  RECENT ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142. "Goodwill and Other Intangible Assets". The key concepts from the two interrelated Statements include mandatory use of the purchase method in accounting for business combinations, discontinuance of goodwill amortization, a revised framework for testing goodwill impairment at a "reporting unit" level, and new criteria for the identification and potential amortization of other intangible assets. Other changes to existing accounting standards involve the amount of goodwill to be used in determining the gain or loss on the disposal of assets, and a requirement to test goodwill for impairment at least annually under the revised framework.

The Business Combination Statement is generally effective for combinations that are initiated after June 30, 2001. The Statement on Goodwill and Other Intangible Assets is effective for fiscal years beginning after December 15, 2001, however, for business combinations consummated after June 30, 2001, the requirements to discontinue goodwill amortization are effective upon issuance of the Statements. The first part of the annual impairment test is to be performed within six months of adopting the Statement on Goodwill and Other Intangible Assets.

We are evaluating the impact that these Statements will have on our operations. Further, we are currently amortizing approximately $52 million of goodwill on an annual basis. As noted, effective January 1, 2002 goodwill will no longer be subject to amortization, but instead will be tested for impairment.

In July of 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The Standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its then present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2001, with earlier application encouraged. We are currently evaluating the impact, if any, that the Statement may have on our results of operations and financial condition.

9. SPECIAL CHARGE

In June, a special charge of $53.6 million ($30.1 million after-tax) was recorded by the Roy Kay companies (plumbing, mechanical and electrical contracting companies acquired by us in January 2000) to reflect unanticipated costs to complete work on certain construction projects, as well as the impact of inaccuracies in the books of these companies relating to their overall financial and operational performance. The parties are currently engaged in litigation relating to the termination of the former owners, as well as other matters relating to the acquisition of the Roy Kay companies. (See Item 1, Legal Matters for a further discussion.)

New senior management is now operating the Roy Kay companies, and a new business model has been developed. We will continue to monitor the on-going business and carrying value of this investment.


10.  KEYSPAN GAS EAST CORPORATION SUMMARY FINANCIAL INFORMATION

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

Statement of Income
                                                                                                           (In Thousands of Dollars)
------------------------------------------------------------------------------------------------------------------------------------
                                               Three Months Ended June 30, 2001                   Three Months Ended June 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
                             Guarantor      KEDLI    Eliminations   Consolidated   Guarantor     KEDLI   Eliminations   Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Revenues                 $  1,250,558 $    156,520           - $     1,407,078  $   829,006  $ 118,582           -  $        947,588
                         ------------ ------------ ----------- ---------------  -----------  ---------  ----------  ----------------
Operating Expenses
Purchased gas                 273,680       74,669           -         348,349      112,790     54,946           -           167,736
Fuel and purchased power      146,357            -           -         146,357      102,414          -           -           102,414
Operations and
    maintenance               568,912       16,627           -         585,539      350,137     28,849           -           378,986
Intercompany expense          (21,216)      21,216           -               -       (2,422)     2,422           -                 -
Depreciation and
    amortization              113,993       13,422           -         127,415       62,473     11,337           -            73,810
Operating taxes                84,000       19,621           -         103,621       71,252     19,866           -            91,118
                         ------------ ------------ ----------- ---------------  -----------  ---------  ----------  ----------------
Total Operating Expenses    1,165,726      145,555           -       1,311,281      696,644    117,420           -           814,064
                         ------------ ------------ ----------- ---------------  -----------  ---------  ----------  ----------------

Operating Income               84,832       10,965           -          95,797      132,362      1,162           -           133,524
Other Income and
  (Deductions)                  5,785        3,588     (10,031)           (658)      10,392        180      (7,875)            2,697
                         ------------ ------------ ----------- ---------------  -----------  ---------  ----------  ----------------
Income Before
    Interest Charges and
       Income Taxes            90,617       14,553     (10,031)         95,139      142,754      1,342      (7,875)          136,221
Interest Expense               88,880       15,638     (10,031)         94,487       31,757     13,048      (7,875)           36,930
Income Taxes                    7,983         (806)          -           7,177       50,252     (4,327)          -            45,925
                         ------------ ------------ ----------- ---------------  -----------  ---------  ----------  ----------------
Net Income (Loss)              (6,246)        (279)          -          (6,525)      60,745     (7,379)          -            53,366
Preferred Stock Dividends       1,476            -           -           1,476        6,286          -           -             6,286
                         ------------ ------------ ----------- ---------------  -----------  ---------  ----------  ----------------
Earnings (Loss) for
    Common  Stock        $     (7,722)$       (279)          - $        (8,001) $    54,459  $  (7,379)          -  $         47,080
                         ============ ============ =========== ===============  ===========  =========  ==========  ================




Statement of Income
                                                                                                           (In Thousands of Dollars)
------------------------------------------------------------------------------------------------------------------------------------
                                            Six Months Ended June 30, 2001                   Six Months Ended June 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
                             Guarantor       KEDLI   Eliminations  Consolidated   Guarantor     KEDLI    Eliminations   Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Revenues                 $  3,461,695 $     587,018           - $     4,048,713  $  1,846,960  $ 417,241           -  $  2,264,201
                         ------------ ------------- ----------- ---------------  ------------  ---------  ----------  ------------
Operating Expenses
Purchased gas               1,212,908       332,799           -       1,545,707       377,836    198,947           -       576,783
Fuel and purchased power      289,657             -           -         289,657       172,991          -           -       172,991
Operations and
    maintenance             1,112,448        31,771           -       1,144,219       666,570     67,895           -       734,465
Intercompany expense          (42,760)       42,760           -               -        (4,505)     4,505           -             -
Depreciation and
    amortization              232,346        32,452           -         264,798       123,215     20,176           -       143,391
Operating taxes               199,273        49,607           -         248,880       159,384     47,157           -       206,541
                         ------------ ------------- ----------- ---------------  ------------  ---------  ----------  ------------
Total Operating Expenses    3,003,872       489,389           -       3,493,261     1,495,491    338,680           -     1,834,171
                         ------------ ------------- ----------- ---------------  ------------  ---------  ----------  ------------
Operating Income              457,823        97,629           -         555,452       351,469     78,561           -       430,030
Other Income and
  (Deductions)                 20,670         6,579     (19,703)          7,546        25,524      2,233     (13,125)       14,632
                         ------------ ------------- ----------- ---------------  ------------  ---------  ----------  ------------
Income Before
    Interest Charges and
      Income Taxes            478,493       104,208     (19,703)        562,998       376,993     80,794     (13,125)      444,662
Interest Expense              178,264        32,878     (19,703)        191,439        68,419     25,761     (13,125)       81,055
Income Taxes                  129,064        24,245           -         153,309       119,219     18,778           -       137,997
                         ------------ ------------- ----------- ---------------  ------------  ---------  ----------  ------------
Net Income                    171,165        47,085           -         218,250       189,355     36,255           -       225,610
Preferred Stock Dividends       2,952             -           -           2,952        14,977          -           -        14,977
                         ------------ ------------- ----------- ---------------  ------------  ---------  ----------  ------------
Earnings for Common
  Stock                  $    168,213 $      47,085           - $       215,298  $    174,378  $  36,255           -  $    210,633
                         ============ ============= =========== ===============  ============  =========  ==========  ============

Balance Sheet

                                                                                                           (In Thousands of dollars)
                                            June 30, 2001                                        December 31, 2000
                               ----------------------------------------------------------------------------------------------------



                                Guarantor    KEDLI     Eliminations   Consolidated   Guarantor   KEDLI    Eliminations  Consolidated
                               -----------------------------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash and temporary cash
    investments                  $  248,156          -          -  $     248,156 $     94,508  $          $         -  $     94,508
  Accounts receivable, net        1,624,988    164,830  (379,497)      1,410,321    2,002,412     277,632    (558,222)    1,721,822
  Other current assets              397,402    130,835          -        528,237      460,773      93,842           -       554,615
                               ------------ ---------- ----------  ------------- ------------  ---------- ------------- ------------

                                  2,270,546    295,665  (379,497)      2,186,714    2,557,693     371,474    (558,222)    2,370,945
                               ------------ ---------- ----------  ------------- ------------  ---------- ------------- ------------
Equity Investments                  749,461          -  (532,862)        216,599      732,058           -    (532,862)      199,196
                               ------------ ---------- ----------  ------------- ------------  ---------- ------------- ------------
Property
  Gas                             3,921,445  1,536,230          -      5,457,675    3,845,803   1,500,996            -    5,346,799
  Other                           4,216,872          -          -      4,216,872    3,929,019           -            -    3,929,019
  Accumulated depreciation and
    depletion                    (2,845,769)  (281,844)          -    (3,127,613)  (2,649,261)   (268,260)            -  (2,917,521)
                               ------------ ---------- ----------  ------------- ------------  ---------- ------------- ------------
                                  5,292,548  1,254,386          -      6,546,934    5,125,561   1,232,736            -    6,358,297
                               ------------ ---------- ----------  ------------- ------------  ---------- ------------- ------------
Deferred Charges                  2,464,973    182,792          -      2,647,765    2,414,556     207,127            -    2,621,683
                               ------------ ---------- ----------  ------------- ------------  ---------- ------------- ------------

Total Assets                   $ 10,777,528 $1,732,843 $(912,359)  $  11,598,012 $ 10,829,868  $1,811,337 $(1,091,084)$  11,550,121
                               ============ ========== ==========  ============= ============  ========== ============ =============


LIABILITIES AND CAPITALIZATION
Current Liabilities
  Accounts payable and accrued
    expenses                   $   962,140  $   75,554           -  $  1,037,694 $   1,232,730 $  196,537            -  $ 1,429,267
  Commercial paper                 803,204           -           -       803,204     1,300,237          -            -    1,300,237
  Other current liabilities        221,074      65,670           -       286,744       224,162     20,407            -      244,569
                               -----------  ----------  ----------  ------------ ------------- ---------- ------------  -----------
                                 1,986,418     141,224           -     2,127,642     2,757,129    216,944            -    2,974,073
                               -----------  ----------  ----------  ------------ ------------- ---------- ------------  -----------

Intercompany Accounts Payable            -     203,593   (203,593)             -             -    382,318    (382,318)            -
                               -----------  ----------  ----------  ------------ ------------- ---------- ------------  -----------

Deferred Credits and Other
Liabilities
  Deferred income tax              567,465     (6,325)           -       561,140       477,815   (26,094)            -      451,721
  Other deferred credits and
    liabilities                    741,844      96,336           -       838,180       695,189    112,239            -      807,428
                               -----------  ----------  ----------  ------------ ------------- ---------- ------------  -----------
                                 1,309,309      90,011           -     1,399,320     1,173,004     86,145            -    1,259,149
                               -----------  ----------  ----------  ------------ ------------- ---------- ------------  -----------
Capitalization
  Common shareholders' equity    2,915,466     597,111   (532,862)     2,979,715     2,798,652    550,026    (532,862)    2,815,816
  Preferred stock                   84,077           -           -        84,077        84,205          -            -       84,205
  Long-term debt                 4,303,848     700,904   (175,904)     4,828,848     3,874,938    575,904    (175,904)    4,274,938
                               ------------- ---------- ------------ ----------- ------------- ---------- ------------  -----------
Total Capitalization             7,303,391   1,298,015   (708,766)     7,892,640     6,757,795  1,125,930    (708,766)    7,174,959
                               -----------  ----------  ----------  ------------ ------------- ---------- ------------  -----------

Minority Interest in Subsidiary
Companies                          178,410           -           -       178,410       141,940          -            -      141,940
                               -----------  ----------  ----------  ------------ ------------- ---------- ------------  -----------

Total Liabilities and
Capitalization                 $10,777,528  $1,732,843  $(912,359)  $ 11,598,012 $  10,829,868 $1,811,337 $(1,091,084)  $11,550,121
                               ===========  ==========  ==========  ============ ============= ========== ============  ===========


       Statement of Cash Flows
                                                                                                (In Thousands of Dollars)

                                         Six Months Ended June 30, 2001                 Six Months Ended June 30, 2000
------------------------------------  ---------------------------------------------  ----------------------------------------------

                                      Guarantor       KEDLI       Consolidated      Guarantor          KEDLI          Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net Cash Provided by
  Operating Activities             $    493,372  $   81,746   $       575,118  $      268,505  $       98,341  $           366,846
                                   ------------------------------------------------------------------------------------------------
Investing Activities
   Capital expenditures               (405,588)    (28,021)         (433,609)       (190,198)        (46,953)            (237,151)
   Investment                                 -           -                 -       (141,719)                            (141,719)
   Proceeds from sale of  assets         18,458           -            18,458               -               -                    -
   Other                                (3,256)           -           (3,256)           5,154               -                5,154
                                   ------------------------------------------------------------------------------------------------
Net Cash (Used in) Provided by
      Investing Activities            (390,386)    (28,021)         (418,407)       (326,763)        (46,953)            (373,716)
                                   ------------------------------------------------------------------------------------------------
Financing Activities
   Issuance of treasury stock            64,107           -            64,107               -               -                    -
   Redemption of preferred stock              -           -                 -       (363,000)                            (363,000)
   Issuance of long-term  debt          583,000     125,000           708,000          49,627         400,000              449,627
   Payment of long-term debt          (152,000)           -         (152,000)        (20,000)               -             (20,000)
   Issuance of commercial paper               -           -                 -          54,181                               54,181
   Payment of commercial paper        (497,033)           -         (497,033)               -               -                    -
   Long-term debt received (paid)             -           -                 -         397,000       (397,000)                    -
   Preferred stock dividends paid       (2,952)           -           (2,952)        (17,124)               -             (17,124)
   Common  stock dividends paid       (121,937)           -         (121,937)       (119,159)               -            (119,159)
   Net intercompany accounts payable    178,725   (178,725)                 -          54,388        (54,388)                    -
   Other                                (1,248)           -           (1,248)        (14,130)               -             (14,130)
                                   ------------------------------------------------------------------------------------------------
Net Cash Provided by
   (Used in) Financing Activities        50,662    (53,725)           (3,063)  $       21,783  $     (51,388)  $          (29,605)
                                   ------------------------------------------------------------------------------------------------
Net (Decrease) Increase
   in Cash and Cash Equivalents    $    153,648           -   $       153,648  $     (36,475)               -  $          (36,475)
                                   ================================================================================================
Cash and Cash Equivalents
    at Beginning of Period         $     94,508           -   $        94,508  $      128,602               -  $           128,602
Net (Decrease) Increase
    in Cash and Cash Equivalents   $    153,648           -   $       153,648  $     (36,475)               -  $          (36,475)
                                   ------------------------------------------------------------------------------------------------
Cash and Cash Equivalents
    at End of Period               $    248,156           -   $       248,156  $       92,127                  $            92,127
                                   ================================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Review of Results
------------------------------

The following is a summary of transactions affecting comparative earnings and earnings before interest and taxes ("EBIT") and a discussion of material changes in revenues and expenses during the three and six months ended June 30, 2001, compared to the three and six months ended June 30, 2000. As mentioned in Note 1 to the Consolidated Financial Statements "Basis of Presentation", on November 8, 2000 we acquired all of the common stock of Eastern Enterprises ("Eastern") and EnergyNorth Inc. ("ENI") in a transaction accounted for as a purchase. As a result, consolidated comparisons in earnings, EBIT, and revenues and expenses between reporting periods have been significantly affected by the addition of these operations. Capitalized terms used in the following discussion, but not otherwise defined, have the same meaning as when used in the Notes to the Consolidated Financial Statements included under Item 1. References to "KeySpan", "we", "us", and "our" mean KeySpan Corporation, together with its consolidated subsidiaries.

Earnings Summary

Consolidated results of operations for the three months ended June 30, 2001 reflected a loss of $8.0 million or $0.06 per share. Consolidated earnings for the six months ended June 30, 2001 were $215.3 million, or $1.57 per share. Diluted earnings per share for the six months ended June 30, 2001 was $1.55. Consolidated EBIT was $95.1 million and $563.0 million for the three and six months ended June 30, 2001, respectively. Results of operations for both the quarter and six months ended June 30, 2001 were adversely affected by an after-tax special charge of $30.1 million, or $0.22 per share, ($53.6 million pre-tax), incurred by our Energy Services segment. This charge reflects unanticipated costs to complete work on certain construction projects of the Roy Kay companies (plumbing, mechanical and electrical contracting subsidiaries acquired in January 2000), as well as the impact of inaccuracies in the books of these companies relating to their overall financial and operational performance. The parties are currently engaged in litigation relating to the termination of the former owners, as well as other matters relating to the acquisition of the Roy Kay companies. (See Item 1. Legal Matters for a further discussion.)

Excluding this special charge, consolidated earnings were $22.1 million, or $0.16 per share for the second quarter of 2001 and $245.4 million, or $1.79 per share for the six months ended June 30, 2001. Consolidated earnings for the quarter and six months ended June 30, 2000 were $47.1 million, or $0.35 per share and $210.6 million, or $1.57 per share, respectively. Excluding the special charge, EBIT was $148.7 million and $616.6 million for the three and six months ended June 30, 2001, respectively, compared to $136.2 million and $444.7 million for the three and six months ended June 30, 2000, respectively.

The increase in EBIT of $12.5 million, or 9%, excluding the special charge, for the second quarter of 2001 compared to the second quarter of 2000 is primarily attributable to the activities of our gas exploration and production operations which benefitted from the substantial increase in natural-gas commodity prices, when compared to the same period last year and an increase in production volumes. These benefits were offset, in part, by an EBIT loss associated with our gas distribution operations serving New England due to the seasonal nature of their operations, as well as a reduction to EBIT associated with our Electric Services and Energy Services segments. The decrease in earnings available for common stock for the second quarter of 2001 of $25.0 million, or 53%, excluding the special charge, compared to the second quarter of 2000, reflects the aforementioned benefits to EBIT offset entirely by higher interest expense associated with a higher level of debt outstanding. The increase in EBIT of

$171.9 million, or 39% for the six months ended June 30, 2001 compared to the corresponding period in 2000, excluding the special charge, is attributable to higher EBIT from our gas distribution operations and gas exploration and production activities. Our gas distribution operations benefitted from winter gas-heating sales associated with our New England operations and our gas exploration and production operations benefitted from the substantial increase in natural-gas commodity prices, when compared to the same period last year and an increase in production volumes. The increase in earnings available for common stock for the six months ended June 30, 2001, excluding the special charge, compared to the same period of 2000 of $34.8 million, or 17%, reflects the aforementioned benefits to EBIT, offset, in part, by higher interest expense associated with higher levels of debt outstanding.

Due to the acquisition of Eastern's and ENI's gas distribution companies, the seasonal impact of gas distribution operations on our business has increased. As a result, we expect to earn approximately 60%, and 30% to 35% of our yearly earnings in the first and fourth quarters, respectively and breakeven or marginally profitable earnings are anticipated to be achieved in the second and third quarters.

We have reduced our 2001 earnings forecast from approximately $2.70 per share to a range of $2.50 to $2.60 per share, excluding the special charge, and currently expect earnings to be toward the middle of this range. The reduced earnings expectation, excluding the special charge, primarily results from the effect of lower gas prices on our gas exploration and production activities, as well as the effect of lower New York City electricity prices on our electric generation activities. The impact of the decreased gas and electric prices on our projected financial results has been, to some extent, mitigated through the implementation of a variety of derivative financial instruments. Our gas exploration and production subsidiary has hedged over 80% of its remaining 2001 gas production and we have "sold forward" up to 50% of our peak electric summer generation capacity.

Revenues

Consolidated revenues are derived primarily from our two core operating segments
- Gas Distribution and Electric Services. For the six months ended June 30, of 2001, these two core segments accounted for approximately 75% of consolidated revenues. For the second quarter of 2001, consolidated revenues were $1.4 billion, compared to $947.6 million for the second quarter of 2000, an increase of $459.5 million or 48%. For the six months ended June 30, 2001 consolidated revenues were $4.0 billion, compared to $2.3 billion for the six months ended June 30, 2000, an increase of $1.7 billion or 79%. The increase in the quarter and six months ended June 30, 2001 was due to: (i) increases in Gas Distribution revenues of $259.1 million and $1.2 billion, respectively; (ii) increases of $94.9 million and $287.6 million, respectively, from the Energy Services segment; and (iii) increases of $136.4 million and $310.8 million, respectively, from the Energy Investments segment.

Revenues from the Gas Distribution segment benefitted from the acquisition of Eastern's and ENI's gas distribution operations, which added $218.0 million and $849.2 million to revenues for the three and six months ended June 30, 2001, respectively, and from continued gas sales growth in our New York and Long Island service territories. Revenues from the Gas Distribution segment also include recovery of gas costs, which were significantly higher in the first six months of 2001 than in the corresponding period last year. The increase in revenues from the Energy Services segment resulted from acquisitions of companies providing various energy-related services throughout the New York City metropolitan area, Rhode Island and Pennsylvania, and sales growth related to our gas and electric marketing subsidiary. These enhancements to revenues were partially offset by a $15.4 million adjustment as part of the special charge related to the Roy Kay operations. The increase in revenues from our Energy Investments activities reflects higher revenues associated with (i) our gas exploration and production activities; (ii) our gas processing operations in Canada, which were accounted for under the equity method of accounting last year; and (iii)our newly acquired marine transportation operations, which we acquired as part of the Eastern acquisition.

Operating Expenses

Consolidated operating expenses for the second quarter of 2001 were $1.3 billion, compared to $814.1 million for the second quarter of 2000, an increase of $497.2 million. For the six months ended June 30, 2001 consolidated operating expenses were $3.5 billion, compared to $1.8 billion for the six months ended June 30, 2000, an increase of $1.7 billion. The increase in operating expenses for both the three and six months ended June 30, 2001 was primarily the result of increases in gas costs and higher operating costs associated with the addition of the Eastern and ENI companies. Further, for both the three and six months ended June 30, 2001, operating expenses reflect $38.2 million of the special charge previously mentioned.

The increase in gas costs of $180.6 million and $968.9 million for the three and six months ended June 30, 2001, respectively, compared to last year, resulted from the addition of the New England gas distribution operations which added $144.2 million in the second quarter of 2001 and $592.7 million during the six months ended June 30, 2001. In addition, significantly higher gas prices and gas sales growth associated with our two New York gas distribution subsidiaries and our gas and electric marketing subsidiary also contributed to the increased gas costs. Fluctuations in utility gas costs have little or no impact on operating results as the current gas rate structure of each of our gas distribution utilities includes a gas adjustment clause, pursuant to which variations between actual gas costs incurred and gas cost recoveries are deferred and refunded to or collected from customers in a subsequent period. Fluctuations in gas costs, however, can affect earnings of our gas and electric marketing subsidiary. This subsidiary employs, from time to time, a hedging strategy designed to reduce the risk associated with future gas cost prices.

Further, operations and maintenance expense, excluding the special charge, increased by $168.4 million, or 44%, in the second quarter of 2001 compared to the corresponding period last year and by $371.6 million or 50% for the six months ended June 30, 2001 compared to the same period last year. These increases are primarily the result of: (i) the acquisition of the Eastern and ENI subsidiaries which resulted in an increase in consolidated operations and maintenance expense of $122.8 million and $249.8 million for the quarter and six months ended June 30, 2001, respectively; and (ii) acquisitions of companies providing various energy-related services, which resulted in an increase in operation and maintenance expense for the three and six months ended June 30, 2001 of $50.0 million and $107.1 million, respectively.

Other Income and Deductions

Other income and deductions includes equity income from subsidiaries in the Energy Investments segment. In addition, other income and deductions includes interest income from temporary cash investments, certain non- operating transactions and the effect on net income of the minority interest associated primarily with Houston Exploration. In October 2000, we increased our investment in Gulf Midstream Services Partnership, located in Alberta Canada, from 50% to 100% and renamed these operations "KeySpan Canada." As a result, since October 2000 the results of operations of KeySpan Canada have been reported on a consolidated basis and are no longer reported as equity income.

Other Expense

Interest expense for the three and six months ended June 30, 2001 was $94.5 million and $191.4 million respectively, compared to $36.9 million and $81.1 million for the corresponding periods last year. The increase in both periods in 2001 reflects higher levels of debt outstanding, primarily related to: (i) $1.65 billion of long-term debt and $308.6 million of commercial paper issued to finance the acquisitions of Eastern and ENI; (ii) debt assumed in the Eastern and ENI acquisitions; (iii) $625 million of Notes issued during the six months ended June 30, 2001; (iv) debt incurred by our Canadian investments; as well as
(v) higher commercial paper borrowings to satisfy our seasonal working capital needs.

Income tax expense generally reflects the level of pre-tax income in all periods. Further, during the third quarter of 2000, the basis for computing certain local income taxes was changed which increased income tax expense during the three and six months ended June 30, 2001.

Review of Operating Segments

Gas Distribution

KeySpan Energy Delivery New York ("KEDNY") provides gas distribution services to customers in the New York City Boroughs of Brooklyn, Queens and Staten Island, and KeySpan Energy Delivery Long Island ("KEDLI") provides gas distribution services to customers in the Long Island Counties of Nassau and Suffolk and the Rockaway Peninsula of Queens County. Our newly acquired gas distribution subsidiaries, Boston Gas Company, Colonial Gas Company, Essex Gas Company, and EnergyNorth Natural Gas Inc., each doing business under the name KeySpan Energy Delivery New England ("KEDNE"), provide gas distribution services to customers in Massachusetts and New Hampshire. Since the New England entities were acquired on November 8, 2000, results of operations for periods prior to such date do not reflect the operating results of these entities.

The table below highlights certain significant financial data and operating statistics for the Gas Distribution segment for the periods indicated.

                                                                                                          (In Thousands of Dollars)


                                                    Three Months           Three Months           Six Months             Six Months
                                                       Ended                  Ended                  Ended                 Ended
                                                    June 30, 2001          June 30, 2000         June 30, 2001         June 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                       $           620,685  $          361,540  $           2,374,478 $            1,166,243
Cost of gas                                                328,487             155,997              1,433,796                530,629
Revenue taxes                                               20,652              19,539                 77,383                 64,080
---------------------------------------------  -------------------  ------------------  --------------------- ----------------------
Net Revenues                                               271,546             186,004                863,299                571,534
---------------------------------------------  -------------------  ------------------  --------------------- ----------------------
Operating expenses
  Operations and maintenance                               158,356             104,188                320,127                218,492
  Depreciation and amortization                             62,753              30,072                130,213                 57,368
  Operating taxes                                           36,673              29,455                 71,741                 60,410
---------------------------------------------  -------------------  ------------------  --------------------- ----------------------
Total Operating Expenses                                   257,782             163,715                522,081                336,270
---------------------------------------------  -------------------  ------------------  --------------------- ----------------------
Operating Income                                            13,764              22,289                341,218                235,264
Other Income and (Deductions)                                5,160               2,874                  9,312                  6,832
---------------------------------------------  -------------------  ------------------  --------------------- ----------------------
Earnings Before Interest and Taxes             $            18,924  $           25,163  $             350,530 $              242,096
---------------------------------------------  -------------------  ------------------  --------------------- ----------------------
Firm gas sales (MDTH)                                       36,516              29,037                166,222                107,771
Firm transportation (MDTH)                                  22,248               5,144                 56,488                 15,627
Transportation - Electric
      Generation   (MDTH)                                   11,754              17,600                 16,132                 30,386
Other sales (MDTH)                                          23,319              22,326                 48,810                 42,493
Warmer than normal -  New York                                7.4%                8.7%                   2.0%                   5.9%
Colder than normal - New England                              3.3%                N/A                    2.3%                    N/A
---------------------------------------------  -------------------  ------------------  --------------------- ----------------------

     An MDTH is 10,000 therms (British Thermal Units) and reflects the heating content of approximately one million cubic feet of gas. A therm reflects the heating content of approximately 100 cubic feet of gas. One billion cubic feet (BCF) of gas equals approximately 1,000 MDTH.

Net Revenues

Net gas revenues (revenues less the cost of gas and associated revenue taxes) increased by $85.5 million or 46% in the second quarter of 2001 and by $291.8 million or 51% in the six months ended June 30, 2001, compared to the corresponding periods last year, due to increases in net firm gas revenues. The gas distribution operations of KEDNE added $73.8 million and $256.4 to net firm revenues for the three and six months ended June 30, 2001, respectively. Our New York gas distribution operations added $15.6 million and $27.3 million to net firm revenues for the three and six months ended June 30, 2001, respectively. The increase in net firm revenues in our New York market was accomplished through the addition of new gas customers and through our continuing efforts to convert residential and commercial customer from oil-to-gas for space heating purposes, primarily on Long Island. Further, net revenues in 2001 were also favorably affected by the recovery of $12.7 million of previously deferred property taxes.

Net revenues during the three and six months ended June 30, 2001 in our large-volume heating markets and other interruptible (non-firm) markets, which include large apartment houses, government buildings and schools, decreased by $7.3 million and $6.4 million, respectively, compared to sales in these markets for the comparable periods last year. The decrease in this quarter was due to the combined effect of lower margins and lower volumes. Gas costs for the second quarter of 2001 were significantly higher than the second quarter of 2000. Further, heating fuel oil prices were lower during the second quarter of 2001 compared to the same period last year. The combined effect of these two circumstances, resulted in a larger number of customers using oil, producing lower net revenues from sales to this market. The majority of interruptible profits earned by KEDNE and KEDLI are refunded to firm customers.

We believe there exists significant growth opportunities on Long Island and in our New England service territories. We estimate that on Long Island less than 40% of the residential and multi-family markets, and approximately 55% of the commercial market currently use natural gas for space heating. Further, we estimate that in our New England service territories less than 50% of the residential and multi-family markets, and approximately 30% of the commercial market currently use natural gas for space heating purposes. In both our Long Island and New England service areas, we will continue to seek growth through the expansion of our gas distribution system, as well as through the conversion of residential homes from oil-to-gas for space heating purposes and the pursuit of opportunities to grow multi-family, industrial and commercial markets.

KEDNY and KEDLI each operate under a utility tariff that contains a weather normalization adjustment that largely offsets shortfalls or excesses of firm net revenues during a heating season due to variations from normal weather. The gas distribution operations of our New England based subsidiaries do not have a weather normalization adjustment. As a result, fluctuations from normal weather may have a significant effect on the results of these operations.


Sales, Transportation and Other Quantities

Firm gas sales and transportation quantities increased by 80% during the six months ended June 30, 2001, compared to the same period in 2000. Our New England gas distribution operations added 97,178 Mdth to firm sales and transportation quantities during this period which represented the majority of this increase. Firm gas transportation quantities increased during the six months ended June 30, 2001 compared to the comparable period in 2000, as we continue our natural gas deregulation initiatives. Our net revenues are not affected by customers opting to purchase their gas supply from other sources, since delivery rates charged to transportation customers are generally the same as the delivery component of the total rates charged to full sales service customers.

Transportation quantities related to electric generation reflect the transportation of gas to our electric generating facilities located on Long Island. Net revenues from these services are not material.

Other sales quantities include on-system interruptible quantities, off-system sales quantities (sales made to customers outside of our service territories) and related transportation. Effective April 1, 2000, we entered into an agreement with Coral Resources, L.P. ("Coral"), a subsidiary of Shell Oil Company. Coral assists in the origination, structuring, valuation and execution of energy-related transactions on behalf of KEDNY and KEDLI. Prior to this agreement, KEDNY had an agreement with Enron Capital and Trade Resources Corp., a subsidiary of Enron Corp., which expired on March 31, 2000. Pursuant to that agreement, Enron provided gas supply and asset management services to KEDNY for a fee, and obtained the right to earn revenues based upon its management of KEDNY's gas supply requirements, storage arrangements and interstate pipeline capacity rights. As a result of the agreement with Enron, KEDNY did not report any off-system sales quantities during the first quarter of 2000.

Operating Expenses

Operating expenses increased by $94.1 million, or 57%, in the second quarter of 2001, and by $185.8 million, or 55%, for the six months ended June 30, 2001 compared to the same periods last year, due primarily to the addition of the New England gas distribution operations, which collectively added $91.5 million and $179.8 million to operating expenses for the three and six months ended June 30, 2001, respectively. These amounts include operations and maintenance costs of $55.3 million and $108.7 million, depreciation and amortization charges of $28.2 million and $56.0 million, and general taxes of $8.0 million and $15.1 million, for the three and six months ended June 30, 2001, respectively. Total depreciation and amortization expense for this segment reflects the amortization of goodwill associated with the acquisition of Eastern and ENI that was assigned to gas distribution operations, continued property additions, and the amortization of certain costs previously deferred and now being recovered through rates.

Electric Services

The Electric Services segment primarily consists of subsidiaries that own and operate oil and gas fired electric generating plants in Queens and Long Island and, through long-term contracts, manage the electric transmission and distribution ("T&D") system, the fuel and electric purchases, and the off-system electric sales for the Long Island Power Authority ("LIPA").

Selected financial data for the Electric Services segment is set forth in the table below for the periods indicated.

                                                                                                           (In Thousands of Dollars)

                                                 Three Months          Three Months          Six Months             Six Months
                                                     Ended                 Ended                Ended                 Ended
                                                 June 30, 2001         June 30, 2000        June 30, 2001         June 30, 2000
-----------------------------------------------------------------------------------------------------------------------------------
 Revenues                                    $           357,904  $         388,695  $         701,276  $              723,099
 Purchased fuel                                           74,327             72,772            153,654                 140,649
-------------------------------------------  -------------------  -----------------  -----------------  ----------------------
Net Revenues                                             283,577            315,923            547,622                 582,450
-------------------------------------------  -------------------  -----------------  -----------------  ----------------------
Operating expenses
  Operations and maintenance                             178,571            201,913            331,536                 345,291
  Depreciation                                            12,716             12,296             25,283                  24,561
  Operating taxes                                         38,365             37,695             81,669                  77,185
-------------------------------------------  -------------------  -----------------  -----------------  ----------------------
Total Operating Expenses                                 229,652            251,904            438,488                 447,037
-------------------------------------------  -------------------  -----------------  -----------------  ----------------------
Operating Income                                          53,925             64,019            109,134                 135,413
Other Income and (Deductions)                              2,225             (4,106)             5,196                  (3,373)
-------------------------------------------  -------------------  -----------------  -----------------  ----------------------
Earnings Before Interest and Taxes           $            56,150  $          59,913  $         114,330  $              132,040
-------------------------------------------  -------------------  -----------------  -----------------  ----------------------
Electric sales (MWH)*                                  1,292,980          1,319,281          2,315,620               2,506,514
Capacity (MW)*                                             2,200              2,168              2,200                   2,168
Cooling degree days                                          354                308                354                     308
------------------------------------------------------------------------------------------------------------------------------------

        *Reflects the operations of the Ravenswood facility only.

Net Revenues

Total electric net revenues decreased by 10% and by 6% for the three and six months ended June 30, 2001, respectively, compared to the same periods in 2000. Reflected in both periods of 2000, are revenues earned from the construction of an underground transmission line to reinforce the electric system capacity on the southfork of Long Island. The project was performed under a fixed fee contract with LIPA, as part of the management services agreement and was completed in June 2000. Excluding these revenues, revenues for both the quarter and six months ended June 30, 2001 associated with the LIPA service agreements were comparable to such revenues earned during the same periods last year.

Net revenues from the Ravenswood facility decreased by 19% and by 6 % for the three and six months ended June 30, 2001, compared to the same periods in 2000. The decrease in both periods reflects lower net revenues earned from capacity and energy sales into the New York Independent Systems Operator ("NYISO") energy markets and significantly lower ancillary services revenues offset, in part, by effective hedging strategies. (Ancillary services include primarily spinning reserves and non-spinning reserves available to replace energy that is unable to be delivered due to the unexpected loss of a major energy source.) The decrease in comparative net revenues from capacity and energy sales is due to the combination of a slight decrease in energy sales quantities and a softening in the price for electricity due to an increase in available capacity in New York City, as well as higher fuel costs.

The pricing for both energy sales and the sale of certain ancillary services to the NYISO energy markets is still evolving and the Federal Energy Regulatory Commission ("FERC") has recently adopted several price mitigation measures which are subject to rehearing and possible judicial review. The final resolution of these issues and their effect on our financial position, results of operations and cash flows can not be determined at this time. (See Item 3. Quantitative and Qualitative Disclosures About Market Risk for a further discussion of these matters.)

Operating Expenses

Operating expenses decreased by $22.3 million, or 9% for the three months and by $8.5 million, or 2% for the six months ended June 30, 2001, compared to the corresponding periods of 2000. This decrease reflects, in part, lower fees paid for fuel management services provided by one of our subsidiaries within the Energy Services segment. Further, operating expenses for both periods of 2000 include costs incurred to install the new electric transmission line discussed above, for which there are no comparable charges in 2001.

Other Matters

During 2000, we filed an application with the New York State Board on Electric Generation Siting and the Environment ("Siting Board") to build a new 250 MW cogeneration facility at the Ravenswood facility site. We recently received the preliminary permits and on August 7, 2001, the presiding Administrative Law Judge in the pending siting proceeding issued a decision recommending that the Siting Board approve our application. The facility, which will generate electricity and steam, is expected to commence service in 2003. The capacity and energy produced from this plant is anticipated to be sold into the NYISO. We also intend to build a similar 250 MW cogeneration facility on Long Island. This facility, is anticipated to commence operations in 2004. Further, we intend to build two 79 MW electric generating facilities on Long Island that, if built, will serve LIPA in the summer of 2002. We are currently evaluating various options for the financing of these facilities.

Under a "Generation Purchase Rights Agreement" entered into as part of the LIPA Transaction, LIPA has the right to purchase, at fair market value, all of our currently existing Long Island based generating assets during the twelve month period beginning on May 28, 2001. LIPA is currently conducting a due diligence review of the feasibility of purchasing these assets and has recently solicited proposals from interested parties to operate the generating facilities should it purchase such facilities. At this time, we can not predict whether LIPA will exercise its right to purchase these facilities, nor can we estimate the effect on our financial condition, results of operations or cash flows if LIPA were to exercise such right.

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

                                                                                                         (In Thousands of Dollars)
-----------------------------------------------------------------------------------------------------------------------------------
                                                     Three Months         Three Months           Six Months           Six Months
                                                         Ended                Ended                Ended                 Ended
                                                     June 30, 2001        June 30, 2000        June 30, 2001         June 30, 2000
-----------------------------------------------------------------------------------------------------------------------------------
Unaffiliated revenues                             $          232,771  $          137,895  $          551,944  $           264,375
Intersegment revenues                                         12,508              32,158              21,388               32,158
Less: cost of gas and fuel                                    91,892              41,381             245,175               78,496
------------------------------------------------  ------------------  ------------------  ------------------  -------------------
Net revenues                                                 153,387             128,672             328,157              218,037
Other operating expenses                                     199,306              95,086             372,645              185,997
------------------------------------------------  ------------------  ------------------  ------------------  -------------------
Operating Income (Loss)                                      (45,919)             33,586             (44,488)              32,040
Other Income and (Deductions)                                    429                (799)                957                 (816)
------------------------------------------------  ------------------  ------------------  ------------------  -------------------
Earnings (Loss) Before Interest and Taxes         $          (45,490) $           32,787  $          (43,531) $            31,224
------------------------------------------------  ------------------  ------------------  ------------------  -------------------

The decrease in EBIT for both the quarter and six months ended June 30, 2001 is primarily the result of the special charge associated with the Roy Kay companies, as previously discussed. Excluding this charge ($53.6 million pre-tax), EBIT was $8.1 million and $10.1 million for the quarter and six months ended June 30, 2001, respectively. Further, EBIT for the quarter and six months ended June 30, 2001 includes fuel-management services provided to the Ravenswood facility, of $12.5 million and $21.4 million respectively. A subsidiary within this segment, KeySpan Energy Supply Inc., provides the Ravenswood facility with energy procurement advisory services and acts as an energy broker for the sale of energy and ancillary services. For these services, KeySpan Energy Supply Inc. receives a management fee and shares in the operating profit generated by the Ravenswood facility on the sale of energy and ancillary services. For both the quarter and six months ended June 30, 2000, these fuel-management services resulted in inter-company EBIT of approximately $32.2 million.

Energy Investments

The Energy Investment segment consists of our gas exploration and production operations as well as certain other domestic and international energy-related investments. Our gas exploration and production subsidiaries are engaged in gas and oil exploration and production, and the development and acquisition of domestic natural gas and oil properties. These investments consist of our 68% equity interest in Houston Exploration, as well as our wholly- owned subsidiary, KeySpan Exploration and Production LLC.

This segment also consists of our 20% interest in the Iroquois Gas Transmission System LP ("Iroquois"); our ownership of KeySpan Canada; and our 50% interest in the Premier Transmission Pipeline and 24.5% interest in Phoenix Natural Gas. Further, this segment includes our marine transportation subsidiary, Midland Enterprises, that was acquired as part of the Eastern acquisition. As previously indicated, we were ordered by the SEC to divest this subsidiary by November 8, 2003.

Selected financial data and operating statistics for our gas exploration and production activities are set forth in the following table for the periods indicated.

                                                                                                           (In Thousands of Dollars)
------------------------------------------------------------------------------------------------------------------------------------
                                                  Three Months            Three Months            Six Months              Six Months
                                                     Ended                   Ended                   Ended                   Ended
                                                 June 30, 2001           June 30, 2000          June 30, 2001          June 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                    $          103,720  $             57,842  $              234,426  $              107,218
Depletion and amortization expense                      33,419                22,246                  67,052                  43,249
Other operating expenses                                13,282                10,423                  32,444                  22,440
------------------------------------------  ------------------  --------------------  ----------------------  ----------------------
Operating Income                                        57,019                25,173                 134,930                  41,529
Other Income and (Deductions)                          (13,062)               (2,582)                (25,455)                (5,195)
------------------------------------------  ------------------  --------------------  ----------------------  ----------------------
Earnings Before Interest and Taxes          $           43,957  $             22,591  $              109,475  $               36,334
------------------------------------------  ------------------  --------------------  ----------------------  ----------------------
Natural gas and oil production (Mmcf)                   22,904                19,151                  46,681                  39,068
Natural gas (per Mcf) realized              $             4.54  $               2.98  $                 5.05  $                 2.70
Natural gas (per Mcf) unhedged              $             4.49  $               3.37  $                 5.69  $                 2.88
Proved reserves at year-end (BCFe)                         593                   558                     593                     558
------------------------------------------  ------------------  --------------------  ----------------------  ----------------------

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


Earnings Before Interest and Taxes

The increase in EBIT of $21.4 million and $73.1 million for the three and six months ended June 30, 2001, respectively, compared to the corresponding periods last year, reflects a significant increase in revenues, partially offset by increases in operating expenses associated with higher production volumes. Further, our investment in Houston Exploration is currently 68%, compared to 64% for the first three months of 2000. Revenues for the second quarter of 2001 benefitted from the combined effect of a 20% increase in production volumes and a 52% increase in average realized gas prices (average wellhead price received for production including hedging gains and losses). For the six months ended June 30, 2001, revenues benefitted from the combined effect of a 19% increase in production volumes and an 87% increase in average realized gas prices. The average realized gas price in the second quarter of 2001 was 101% of the average unhedged natural gas price and for the six months ended June 30, 2001, the average realized gas price was 89% of the average unhedged natural gas price.

The selling price of natural gas has decreased significantly since the beginning of the year. However, Houston Exploration entered into collars in 2000 that were designed to hedge a substantial portion of its anticipated 2001 production and, therefore, Houston Exploration's exposure to decreasing natural gas prices has been mitigated. Houston Exploration's current outstanding collars for 2001, which are referred to as "cost free collars," have an average floor price of $4.00 and ceiling prices that range between $6.11 to $6.37. In addition, Houston Exploration has begun to hedge its 2002 production. (See Note 6 to the Consolidated Financial Statements, "Derivative Financial Instruments" for further information.)

At December 31, 2000, our gas exploration and production subsidiaries had 593 BCFe of net proved reserves of natural gas, of which approximately 77% were classified as proved developed.

Selected financial data and operating statistics for our other energy-related investments are set forth in the following table for the periods indicated.

                                                                                                 (In Thousands of Dollars)
------------------------------------------------------------------------------------------------------------------------------------
                                                  Three Months            Three Months           Six Months              Six Months
                                                      Ended                  Ended                  Ended                   Ended
                                                  June 30, 2001          June 30, 2000          June 30, 2001          June 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                     $            91,998 $              1,490  $             186,589  $              3,001
Operation and maintenance expense                         66,334                3,197                137,627                 4,854
Other operating expenses                                  14,016                  811                 29,545                 1,200
-------------------------------------------  ------------------- --------------------  ---------------------  --------------------
Operating Income                                          11,648               (2,518)                19,417                (3,053)
Other Income and (Deductions)                              4,085                6,572                  8,793                14,086
-------------------------------------------  ------------------- --------------------  ---------------------  --------------------
Earnings Before Interest and Taxes           $            15,733 $              4,054  $              28,210  $             11,033
-------------------------------------------  ------------------- --------------------  ---------------------  --------------------

EBIT from these operations and investments increased by $11.7 million in the second quarter of 2001 and by $17.2 million for the six months ended June 30, 2001, compared to the corresponding periods last year, due primarily to our additional ownership interest in KeySpan Canada, as well as from our marine transportation operations which contributed $8.6 million and $12.1 million to EBIT for the three and six months ended June 30, 2001, respectively. In the fourth quarter of 2000, we acquired the remaining 50% interest in KeySpan Canada, making us the sole owner. Results of operations associated with KeySpan Canada are now fully consolidated, whereas prior to this transaction, KeySpan Canada's results were reported as equity income in other income and deductions. EBIT in the first six months of 2001from our investments in Iroquois and Northern Ireland are slightly greater than the comparable period last year.

Liquidity

The increase in cash flow from operations for the six months ended June 30, 2001, compared to the corresponding period of 2000, reflects continued strong growth from our gas distribution operations, positive contributions from our electric operations and significant contributions from our gas exploration and production activities. As a result of the seasonal nature of our gas distribution operations, we incur significant cash expenditures during the summer and early fall to fill our storage facilities with natural gas that is used by our customers during the winter heating season. We recover these costs in subsequent periods as the gas is removed from storage and delivered to our customers primarily during the winter for space heating purposes. Significant cash flows are generated during the first and second quarters of the subsequent fiscal year as we receive payments from customers for such use. Due to the significant increase in gas costs during the summer and early fall of 2000, gas cost recoveries for the first and second quarter of 2001 were greater than such recoveries for the same period in 2000. Further, as stated earlier, our gas exploration and production activities benefitted from the significant increase in gas prices. These enhancements to cash flow were partially offset by an increase in interest payments due to higher levels of outstanding debt.

At June 30, 2001, we had cash and temporary cash investments of $248.2 million. In addition, we have two revolving credit agreements, with a commercial banking syndicate totaling $1.4 billion. These agreements expire in September 2001, and our intention is to renew these agreements. These credit facilities are used to support our $1.4 billion commercial paper program. During the six months ended June 30, 2001, we repaid $497.0 million of commercial paper and, at June 30, 2001, $803.2 million of commercial paper was outstanding at a weighted average annualized interest rate of 4.01%. We had available borrowing of $596.8 million at June 30, 2001.

Houston Exploration has an unsecured line of credit with a commercial bank that provides for a maximum commitment of $250 million, subject to a borrowing base limitation of $250 million. During the six months ended June 30, 2001, Houston Exploration borrowed $67 million under its credit facility and repaid $152.0 million; at June 30, 2001, $60 million remained outstanding at a weighted average annualized interest rate of 7.20%. At June 30, 2001, Houston Exploration had available borrowing of $190 million. Also, KeySpan Canada has two revolving loan agreements with financial institutions in Canada. Borrowings under these agreements totaled $16 million for the six months ended June 30, 2001. At June 30, 2001, approximately $118 million was outstanding at a weighted average annualized interest rate of 5.23%. KeySpan Canada currently has available borrowing of approximately $30 million.

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

Capital Expenditures and Financing

Construction Expenditures

The table below sets forth our construction expenditures by operating segment for the periods indicated:

                                           (In Thousands of Dollars)
--------------------------------------------------------------------------------
                                  Six Months Ended            Six Months Ended
                                    June 30, 2001               June 30, 2000
--------------------------------------------------------------------------------
Gas Distribution              $            120,874  $                    92,636
Electric Services                           49,366                       23,646
Energy Investments                         257,244                      112,537
Energy Services                              6,125                        8,332
-------------------------------------------------------------------------------
                              $            433,609  $                   237,151
-------------------------------------------------------------------------------

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

Financing

We have an effective shelf registration statement on file with the SEC for the issuance of up to $1 billion of debt or equity securities, that provides the flexibility of issuing equity, debt or various forms of preferred stock. In May 2001, we issued $500 million 6.15% Notes due June 1, 2006. KEDLI also has an effective shelf registration statement on file with the SEC for the issuance of up to $600 million of debt securities. In 2000, KEDLI issued $400 million 7.875% Notes due February 1, 2010. In January 2001, KEDLI issued an additional $125 million of medium term notes at 6.9% due January 15, 2008. The medium term notes issued by KEDLI are fully and unconditionally guaranteed by us.

We will continue to evaluate our capital structure and financing plans for the balance of the year. At the present time, we believe that our current sources of funding, i.e. internally generated funds and the availability of commercial paper will be sufficient to meet our anticipated cash needs for the remainder of this year. As a registered holding company, we are subject to certain financing restrictions. See our Annual Report on Form 10-K for the year ended December 31, 2000 for additional information on these restrictions.

Regulation and Rate Matters

For a discussion on our current gas distribution rate agreements, and SEC regulations relating to our operations, see our Annual Report on Form 10-K for the year ended December 31, 2000.

Environmental Matters

KeySpan is subject to various federal, state and local laws and regulatory programs related to the environment. Ongoing environmental compliance activities, which have not been material, are charged to operation and maintenance activities. We estimate that the remaining cost of our manufactured gas plant ("MGP") related environmental cleanup activities, including costs associated with the Ravenswood facility will be approximately $137 million and we have recorded a related liability for such amount. We have also recorded an additional $20 million liability representing the estimated environmental cleanup costs related to a former coal tar processing facility. Further, as of June 30, 2001, we have expended a total of $35 million, including expenditures made by Eastern and ENI since acquisition. (See Note 4 to the Consolidated Financial Statements, "Environmental Matters.")

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

Our exposure to the above mentioned market risks has remained substantially unchanged from December 31, 2000. Recently, however, there has been certain regulatory developments regarding the deregulation of the gas industry, as well as certain developments relating to the NYISO energy markets. Below is a discussion of these developments.

Regulatory Issues and the Competitive Environment

The Gas Industry - Long Island and New York

The NYPSC's December 26, 2000 Order Establishing Interim Rate Plan (the "Interim Agreement") provided, among other things, that marketers receive an incentive payment equal to 8% of the delivery charges they incurred to serve firm customers to encourage marketers to provide gas commodity sales to customers. The Interim Agreement and incentive payment expired on June 30, 2001. The Interim Agreement also provided that the parties resume negotiations on issues that were not resolved, including daily balancing, a migration program for cooking-only customers, a low income customer aggregation program, and a back out credit to be applied to rates charged to customers who migrate to a non-utility energy supplier. A number of interested parties continue to discuss these remaining issues.

The NYPSC also continues to conduct collaborative proceedings on ways to develop the competitive energy market in New York. On July 13, 2001, the presiding officers in the case issued their recommended decision ("RD"). The RD recommends that the NYPSC adopt an end state vision that includes removing the utilities from the provision of the energy (gas and electric) commodity. The RD also recommends that utilities exit the commodity function only where there is a workably competitive market. The RD states that the only market that is currently workably competitive is the commodity market for non-residential large- use gas customers. Parties may file briefs on and opposing exceptions to the RD, after which the NYPSC will issue an order in the proceeding.

We are unable, at this time, to predict the outcome of these proceedings or what effect, if any, they will have on our financial condition, results of operations or cash flows.


The Electric Industry - Long Island and New York City

As previously mentioned, our electric operations on Long Island are generally governed by service agreements with LIPA. The agreements have terms of eight to fifteen years and generally provide for recovery of virtually all costs of production, operation and maintenance. At this time, we face minimal competitive pressures associated with our electric operations on Long Island.

With our investment in the Ravenswood facility, we also have electric operations in New York City. We currently sell the energy produced by the Ravenswood facility, as well as its capacity and ancillary services, through bidding into the NYISO energy markets. New York City local reliability rules currently require that 80% of the electric capacity needs of New York City be provided by "in-city" generators. A total of over 500 MW of additional generating capacity was either placed in service or attained through improved generating facility operations over the past few months. The majority of this additional capacity was placed in service by the New York Power Authority; the Ravenswood facility increased its available capacity by 32MW. At this time, we anticipate that we can continue to sell a significant portion of the capacity of the Ravenswood facility. We expect that the current local reliability rules will remain in effect at least through October 31, 2001. However, should new, more efficient electric power plants be built in New York City and/or the requirement that 80% of in-city load be served by in-city generators be modified, capacity and energy sales volumes could be adversely affected. We cannot predict, however, when or if new power plants will be built or the nature of future New York City requirements.

Regional Transmission Organizations

On July 11, 2001, the Federal Energy Regulatory Commission ("FERC") issued an order, the Regional Transmission Organization Order, requiring each of the three Northeast Independent System Operator systems, the NYISO, the Pennsylvania/New Jersey/Maryland Independent System Operator and the New England Independent System Operator to create a single Northeast Regional Transmission Organization ("RTO"). On July 24, 2001, FERC commenced a 45-day mediation proceeding to determine how the creation of an RTO would be accomplished. The details of how the three Northeast Independent System Operator systems would combine and how the markets would develop are not yet known. We do not know how these proposed changes will impact the operations of the NYISO or its market rules. Furthermore, we are unable to determine to what extent, if any, this process will impact the Ravenswood facility's financial condition, results of operations or cash flows.

New York Independent System Operator Matters

We currently realize revenues from our investment in the Ravenswood facility through the wholesale sale of energy, installed capacity and ancillary services at FERC approved market based rates. Energy is a quantity of electricity that is produced over a period of time and is measured in MWhr. Installed capacity ("ICAP") is the capability to generate electrical power and is measured in megawatts (MW). Ancillary services include 10-minute spinning and non-spinning reserves available to replace energy that is unable to be delivered due to the unexpected loss of a major energy source. The Ravenswood facility currently sells its energy, installed capacity and ancillary services through bidding into the NYISO energy markets. It also has the ability to sell these services through bilateral transactions.

As a condition of FERC's approval of the Ravenswood facility's market based rate authority, it is subject to certain mitigation measures associated with the sale of its products, the most significant of which are the day ahead energy bid cap, and installed capacity bid and price cap.

Currently, the Ravenswood facility's energy bids are evaluated against the energy price at Indian Point 2 ("Indian Point"). If the Ravenswood facility's bid prices become five percent greater than the price at Indian Point, the Ravenswood facility's bid price is not used. Instead, its bid is capped (mitigated) at the amount that the Ravenswood facility has bid during unmitigated hours in the prior 90 days. With respect to installed capacity, the Ravenswood facility, as a New York City mitigated supplier, is currently subject to an $8.75 per kW-month ICAP bid and price cap.

Due to recent market activity and volatility in the New York energy markets, as well as the projected increased demand for energy during the summer of 2001, the NYISO, NYPSC and FERC have proposed, evaluated and implemented additional market mitigation measures. Many of these mitigation measures will remain in effect during 2001 and additional mitigation measures are expected to be proposed and possibly implemented during 2001. These additional measures are discussed below.

General Mitigation

On November 21, 2000, FERC granted the NYISO's requested extension of its Temporary Extraordinary Procedures ("TEP") authority until April 30, 2001. The TEP are designed to address unanticipated market design flaws and transitional abnormalities which have occurred during the start-up period of the NYISO. Under the TEP, the NYISO may take Extraordinary Corrective Action in order to recalculate energy prices, when possible with reasonable certainty, that are incorrect due to market design flaws. The NYISO requested an additional extension of the TEP authority through October 31, 2002 from FERC. However, FERC granted the extension only until October 31, 2001. On August 8, 2001, the NYISO management committee voted in favor of requesting FERC to extend its TEP authority through April 30, 2002.

In addition, on March 1, 2001, Consolidated Edison requested that FERC revise the localized market power mitigation measures for generating units located in the New York City service area. Specifically, Consolidated Edison requested that existing bid mitigation measures be applied to the real-time market, as well as the day ahead market. Moreover, Consolidated Edison requested that the mitigation measures apply to all existing and planned New York City generation and not only the divested Consolidated Edison generation. On July 20, 2001, FERC approved Consolidated Edison's request through October 31, 2001. In its order approving Consolidated Edison's request, FERC instructed the NYISO to file a proposed schedule and implementation plan for these mitigation measures and on July 30, 2001, the NYISO informed FERC that the earliest date it would be able to expand its existing day-ahead in-city mitigation measures to the rest of the in-city generators would be August 28, 2001. In addition, the NYISO informed FERC that it was unable to implement the requested mitigation measures in the real- time market.

The NYISO has also developed an Automatic Mitigation Procedure (AMP) which, according to the NYISO, is intended to implement existing day-ahead mitigation measures automatically rather than on a one day lag. On June 28, 2001, FERC approved the NYISO's proposed AMP but has required the NYISO to make additional filings in order to justify its continued use beyond October 31, 2001. Currently, the AMP has only mitigated bids on three days. Only one of these mitigation events was related to in-city prices and the other two events were related to Long Island prices.

Energy Mitigation

On July 26, 2000, FERC approved a $1,000 per MWh energy price bid cap. The July 26, 2000 order also required the NYISO to identify certain "market flaw problems" and to report them to FERC by September 1, 2000. FERC extended this cap through April 30, 2001. The NYISO requested an extension of the $1,000 per MWh energy bid cap through October 31, 2002. However, FERC has granted the extension only until October 31, 2001. On August 2, 2001, the NYISO management committee voted in favor of FERC extending the $1,000 cap trough April 30, 2002.

Capacity Mitigation

The NYISO and market participants have been discussing the implementation of a revised capacity market. Currently, a generator may sell 100% of its dependable maximum net capacity, otherwise known as installed capacity ("ICAP"). The proposed revision would reduce this amount by taking into account a generating unit's forced outage rate, and capacity would be measured in terms of unforced capacity ("UCAP"). In addition, it has been proposed that the obligation procurement period be revised from six months to one month. On July 6, 2001, the NYISO filed proposed tariff revisions to implement its UCAP and monthly procurement market design, and requested that it become effective in time for the 2001/2002 winter capacity procurement period. As part of its filing, the NYISO requested FERC determine what the appropriate translation should be to convert the $8.75 per kW bid and price cap for ICAP into a bid and price cap for UCAP. Various market participants have proposed different translations to increase the cap as well as maintaining the $8.75. These changes have not been agreed to nor approved by FERC, and it is not known to what extent these revisions will impact Ravenswood's financial condition, results of operations or cash flows.

Penalties

On July 2, 2001, the NYISO submitted to FERC for approval a proposal to impose penalties on generators that exercise market power. Although we do not anticipate being subject to such penalties, we opposed the filing because the plan did not provide adequate due process procedures to determine if market power is abused. These changes have not been agreed to nor approved by FERC, and it is not known to what extent these revisions will impact Ravenswood's financial condition, results of operations or cash flows.

PART II.  OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings

KeySpan, through its subsidiary, Roy Kay, Inc., has terminated the employment of the former owners of the Roy Kay Companies and commenced a proceeding in the Chancery Division of the Superior Court, Monmouth County, New Jersey (Docket No. Mon. C. 95-01) as a result of the alleged fraudulent acts of the former owners, both before and after the acquisition of the Roy Kay Companies in January 2000. KeySpan believes the former owners misstated the financial statements of the Roy Kay Companies and certain underlying work-in-progress schedules. KeySpan is seeking damages in excess of $76 million as well as a judicial determination that KeySpan is not required to pay the former owners any further amounts under the terms of the stock purchase agreement entered into in connection with the acquisition of the Roy Kay Companies. The causes of action include breach of contract and fiduciary duty, fraud, and violation of the New Jersey Securities Laws. The former owners have filed counterclaims against KeySpan and certain of its subsidiaries, as well as certain of their respective officers, to recover damages they claim to have incurred as a result of, among other things, their alleged improper termination and the alleged fraud on the part of KeySpan in failing to disclose the limitations imposed upon the Roy Kay Companies, with respect to the performance of certain services, under the Public Utility Holding Company Act of 1935. The fraud claims asserted by the former owners include claims under the New Jersey Uniform Securities Law and RICO statutes. We are unable to predict the outcome of these proceedings or what effect, if any, such outcome will have on our financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders at the Brooklyn Academy of Music, 30 Lafayette Avenue, Brooklyn, New York, on May 10, 2001 at 10:00 a.m., for the election of directors, ratification of Independent Public Accountants, approval of an amended Employee Discount Stock Purchase Plan, and approval of an amended Long- Term Performance Incentive Compensation Plan.


Election of Directors
---------------------

The names of the persons who received a plurality of the votes cast by the holders of shares entitled to vote thereon, and who were accordingly elected Directors of KeySpan for one year or until their successors are duly elected or chosen and qualified are as follows:


                                    VOTES             VOTES             TOTAL
     DIRECTOR                        FOR             WITHHELD           VOTES

Lilyan H. Affinito               118,997,068        2,467,328        121,464,396
Robert B. Catell                 119,187,768        2,276,628        121,464,396
Andrea S. Christensen            119,096,657        2,371,739        121,464,396
Howard R. Curd                   119,204,868        2,259,528        121,464,396
Richard N. Daniel                119,094,915        2,369,481        121,464,396
Donald H. Elliott                119,081,596        2,382,800        121,464,396
Alan H. Fishman                  119,145,953        2,318,443        121,464,396
Vicki L. Fuller                  119,094,954        2,369,442        121,464,396
J. Atwood Ives                   119,106,548        2,357,848        121,464,396
James R. Jones                   119,061,665        2,402,731        121,464,396
James L. Larocca                 119,174,181        2,290,215        121,464,396
Stephen W. McKessy               119,087,980        2,367,416        121,464,396
Craig G. Matthews                119,172,344        2,292,052        121,464,396
Edward D. Miller                 119,195,796        2,268,600        121,464,396
James Q. Riordan                 119,052,881        2,411,515        121,464,396

Ratification of Arthur Andersen LLP as Independent Public Accountants for the Fiscal Year Ending December 31, 2001
------------------------------------

Arthur Andersen LLP received a majority of the votes cast by the holders of shares entitled to vote thereon, and was accordingly ratified Independent Public Accountants of KeySpan for the fiscal year ending December 31, 2001.


                  ARTHUR ANDERSEN LLP                        VOTES CAST

                                  FOR                       119,406,481
                              AGAINST                           849,923
                              ABSTAIN                         1,207,992
                                TOTAL                       121,464,396


The management proposal to amend the Employee Discount Stock Purchase Plan received a majority of the votes cast by the holders of shares entitled to vote thereon and was accordingly approved, with the vote being as follows:


               EMPLOYEE DISCOUNT STOCK
                         PURCHASE PLAN                        VOTES CAST

                                   FOR                       113,846,321
                               AGAINST                         5,265,036
                               ABSTAIN                         2,353,039
                                 TOTAL                       121,464,396

The management proposal to amend the Long-Term Performance Incentive Compensation Plan received a majority of the votes cast by the holders of shares entitled to vote thereon and was accordingly approved, with the vote being as follows:


                     LONG-TERM PERFORMANCE
                                 INCENTIVE
                         COMPENSATION PLAN                  VOTES CAST

                                      FOR                  75,769,381
                                  AGAINST                  24,121,149
                                  ABSTAIN                   3,039,927
                         BROKER NON-VOTES                  18,533,939
                                    TOTAL                 121,464,396

Item 6.  Exhibits and Reports on Form 8-K

(a)        Exhibits

None.



(b)        Reports on Form 8-K

In our report on Form 8-K dated May 24, 2001, KeySpan reported the issuance of $500 million aggregate principal amount of 6.15% Notes due 2006.

In our report on Form 8-K dated July 17, 2001, KeySpan reported the issuance of a press release, concerning, among other things, its expected consolidated earnings for the year ended December 31, 2001.

In our report on Form 8-K dated July 26, 2001, KeySpan also reported the issuance of a press release concerning, among other things, its earnings for the quarter ended June 30, 2001.


----------------------
*Filed Herewith

                      KEYSPAN CORPORATION AND SUBSIDIARIES
                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned there unto duly authorized.

                                                    KEYSPAN CORPORATION
                                                        (Registrant)







Date: August 13, 2001                            /s/ Gerald Luterman
                                              --------------------------------
                                              Gerald Luterman
                                              Senior Vice President and
                                              Chief Financial Officer


Date: August 13, 2001                            /s/ Ronald S. Jendras
                                              --------------------------------
                                              Ronald S. Jendras
                                              Vice President, Controller
                                              and Chief Accounting Officer