Form 10-Q
period 2001-09-30
KEYSPAN CORP
filed 2001-11-14
CIK 1062379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    Form 10-Q
(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
EXCHANGE ACT OF 1934

For the quarterly period ended                               September 30, 2001
                               ------------------------------------------------

                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
EXCHANGE ACT OF 1934

For the transition period from                   to
                               ------------------   ---------------------

                         Commission file number 1-14161
                                               --------

                               KEYSPAN CORPORATION
                              ---------------------
             (Exact name of Registrant as specified in its charter)

           New York                                       11-3431358
-----------------------------------      ---------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
   Class of Common Stock                         Outstanding at October 31, 2001
---------------------------                     --------------------------------
       $.01 par value                                      139,085,432

                      KEYSPAN CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----

                               Part I.   FINANCIAL INFORMATION          Page No.
                                                                        --------

Item 1. Financial Statements

           Consolidated Balance Sheet -
           September 30, 2001 and December 31, 2000                            3

           Consolidated Statement of Income -
           Three and Nine Months Ended September 30, 2001 and 2000             5

           Consolidated Statement of Cash Flows -
           Nine Months Ended September 30, 2001 and 2000                       6

           Notes to Consolidated Financial Statements                          7

Item 2. Management's Discussion and Analysis Of Financial
           Condition and Results of Operations                                23

Item 3. Quantitative and Qualitative Disclosures
           About Market Risk                                                  37

                               Part II.   OTHER INFORMATION

Item 1. Legal Proceedings                                                     41

Item 6. Exhibits and Reports on Form 8-K                                      42

Signatures                                                                    43


                                                      CONSOLIDATED BALANCE SHEET
                                                       (In Thousands of Dollars)



                                                                                  September 30, 2001              December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)                           (Audited)
ASSETS

Current Assets
    Cash and cash equivalents                                          $                      177,762     $                 94,508
    Customer accounts receivable                                                            1,131,619                    1,775,683
    Allowance for uncollectible accounts                                                      (72,579)                     (49,478)
    Gas in storage, at average cost                                                           394,688                      282,654
    Materials and supplies, at average cost                                                   120,281                      123,608
    Other                                                                                     118,300                      148,353
                                                                             ------------------------        ---------------------
                                                                                            1,870,071                    2,375,328
                                                                             ------------------------        ---------------------


Equity Investments and Other                                                                  210,236                      199,196
                                                                             ------------------------        ---------------------

Property
    Gas                                                                                     5,545,128                    5,346,799
    Electric                                                                                1,545,863                    1,412,839
    Other                                                                                   1,144,365                      734,801
    Accumulated depreciation                                                               (2,498,850)                  (2,301,722)
    Gas exploration and production, at cost                                                 1,670,171                    1,781,379
    Accumulated depletion                                                                    (718,239)                    (615,799)
                                                                             ------------------------        ---------------------
                                                                                            6,688,438                    6,358,297
                                                                             ------------------------        ---------------------

Deferred Charges
    Regulatory assets                                                                         402,109                      385,116
    Goodwill, net of amortizations                                                          1,789,824                    1,848,721
    Other                                                                                     468,184                      363,785
                                                                             ------------------------        ---------------------
                                                                                            2,660,117                    2,597,622
                                                                             ------------------------        ---------------------

Total Assets                                                           $                   11,428,862     $             11,530,443
                                                                             ========================        =====================






        See accompanying Notes to the Consolidated Financial Statements.


                                                      CONSOLIDATED BALANCE SHEET
                                                      (In Thousands of Dollars)



                                                                                  September 30, 2001               December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                      (Unaudited)                      (Audited)
LIABILITIES AND CAPITALIZATION

Current Liabilities
    Current redemption of long term debt                               $                      6,426    $                5,480
    Accounts payable and accrued expenses                                                   867,543                 1,440,351
    Commercial paper                                                                        889,930                 1,300,237
    Dividends payable                                                                        62,799                    62,218
    Taxes accrued                                                                            35,511                    74,614
    Customer deposits                                                                        35,571                    32,855
    Interest accrued                                                                        160,551                    69,402
                                                                              ---------------------       -------------------
                                                                                          2,058,331                 2,985,157
                                                                              ---------------------       -------------------

Deferred Credits and Other Liabilities
    Regulatory liabilities                                                                   38,840                    40,041
    Deferred income tax                                                                     593,579                   451,721
    Postretirement benefits and other reserves                                              575,763                   628,910
    Other                                                                                   167,049                   127,393
                                                                              ---------------------       -------------------
                                                                                          1,375,231                 1,248,065
                                                                              ---------------------       -------------------

Capitalization
    Common stock, $.01 par value, authorized
       450,000,000 shares; outstanding 138,858,818 and
       134,575,028 shares stated at                                                       2,997,038                 2,985,022
    Retained earnings                                                                       474,199                   480,639
    Other comprehensive income                                                               30,740                       825
    Treasury stock purchased                                                               (580,533)                 (650,670)
                                                                              ---------------------       -------------------
      Total common shareholders' equity                                                   2,921,444                 2,815,816
    Preferred stock                                                                          84,077                    84,205
    Long-term debt                                                                        4,803,199                 4,255,260
                                                                              ---------------------       -------------------
Total Capitalization                                                                      7,808,720                 7,155,281
                                                                              ---------------------       -------------------

Minority Interest in Subsidiary Companies                                                   186,580                   141,940
                                                                              ---------------------       -------------------
Total Liabilities and Capitalization                                   $                 11,428,862    $           11,530,443
                                                                              =====================       ===================



        See accompanying Notes to the Consolidated Financial Statements.

                                                   CONSOLIDATED STATEMENT OF INCOME
                                                             (Unaudited)
                                         (In Thousands of Dollars, Except Per Share Amounts)

                                                            Three Months      Three Months      Nine Months       Nine Months
                                                               Ended             Ended             Ended             Ended
                                                           September 30,     September 30,     September 30,     September 30,
                                                                2001              2000              2001              2000
---------------------------------------------------------------------------------------------------------------------------------
Revenues
Gas Distribution                                       $      346,703   $      292,352      $    2,721,032   $    1,458,595
Electric Services                                             387,881          374,517           1,089,156        1,097,616
Energy Services                                               270,056          215,745             821,920          480,120
Energy Investments                                            172,140           64,523             594,425          175,007
                                                        -------------    -------------       -------------    -------------
Total Revenues                                              1,176,780          947,137           5,226,533        3,211,338
                                                        -------------    -------------       -------------    -------------
Operating Expenses
Purchased gas for resale                                      148,893          140,415           1,694,591          717,198
Fuel and purchased power                                      164,555          161,086             454,212          334,077
Operations and maintenance                                    566,128          389,116           1,707,642        1,123,581
Depreciation, depletion and amortization                      142,005           72,973             407,317          216,364
Operating taxes                                                98,555           91,469             348,963          298,010
                                                        -------------    -------------       -------------    -------------
Total Operating Expenses                                    1,120,136          855,059           4,612,725        2,689,230
                                                        -------------    -------------       -------------    -------------

Operating Income                                               56,644           92,078             613,808          522,108
                                                        -------------    -------------       -------------    -------------

Other Income and (Deductions)
Minority interest                                              (7,694)          (5,952)            (34,970)         (13,747)
Other income                                                    7,774            4,146              39,192           26,573
                                                        -------------    -------------       -------------    -------------
Total Other Income                                                 80           (1,806)              4,222           12,826
                                                        -------------    -------------       -------------    -------------
Income Before Interest Charges
  and Income Taxes                                             56,724           90,272             618,030          534,934
                                                        -------------    -------------       -------------    -------------
Interest Charges                                               81,799           42,781             273,150          123,836
                                                        -------------    -------------       -------------    -------------
Income Taxes
    Current                                                   (29,488)           7,579              57,957          116,396
    Deferred                                                   39,587           25,282             103,848           54,462
                                                        -------------    -------------       -------------    -------------
Total Income Taxes                                             10,099           32,861             161,805          170,858
                                                        -------------    -------------       -------------    -------------
Net Income (Loss)                                             (35,174)          14,630             183,075          240,240
Preferred stock dividend requirements                           1,473            1,476               4,425           16,453
                                                        -------------    -------------       -------------    -------------
Earnings (Loss) for Common Stock                     $        (36,647)$         13,154    $        178,650 $        223,787
                                                        =============    =============       =============    =============
Basic Earnings (Loss) Per Share                      $         (0.26) $           0.10    $           1.30 $           1.67
                                                        =============    =============       =============    =============
Diluted Earnings (Loss) Per Share                    $         (0.26) $           0.10    $           1.28 $           1.66
                                                        =============    =============       =============    =============
Average Common Shares Outstanding (000)                       138,693          134,335             137,856           133,965
Average Common  Shares
     Outstanding - Diluted (000)                              139,508          135,669             138,921           134,653


        See accompanying Notes to the Consolidated Financial Statements.

                                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                                             (Unaudited)
                                                      (In Thousands of Dollars)

                                                                       Nine Months                       Nine Months
                                                                          Ended                             Ended
                                                                   September 30, 2001                September 30, 2000
--------------------------------------------------------------------------------------------------------------------------------

Operating Activities
Net Income                                                    $                   183,075  $                    240,240
Adjustments to reconcile net income to  net cash
  provided by (used in) operating activities
    Depreciation, depletion and amortization                                      407,317                       216,364
    Deferred income tax                                                           103,848                        54,462
    Income from equity investments                                                 (9,249)                      (16,333)
    Dividends from equity investments                                               2,901                        19,568
Changes in assets and liabilities
    Accounts receivable                                                           665,224                       (38,759)
    Materials and supplies, fuel oil and
         gas in storage                                                          (109,188)                     (128,705)
    Accounts payable and accrued expenses                                        (609,699)                       27,451
    Interest accrued                                                               91,149                       (12,269)
    Prepayments and other                                                         (14,483)                      105,181
                                                                 ------------------------     -------------------------
Net Cash Provided by Operating Activities                                         710,895                       467,200
                                                                 ------------------------     -------------------------
Investing Activities
Capital expenditures                                                             (677,857)                     (403,611)
Investments                                                                             -                      (175,977)
Proceeds from sale of assets                                                       18,458                             -
Other                                                                                (356)                        7,599
                                                                 ------------------------     -------------------------
Net Cash Used in Investing Activities                                            (659,755)                     (571,989)
                                                                 ------------------------     -------------------------
Financing Activities
Issuance of treasury stock                                                         82,025                        20,951
Issuance of long-term debt                                                        721,474                       463,627
Payment of long-term debt                                                        (172,956)                      (37,000)
Issuance / (Payment) of commercial paper                                         (410,307)                      173,790
Payment of preferred stock                                                              -                      (363,000)
Preferred stock dividends paid                                                     (4,425)                      (18,600)
Common stock dividends paid                                                      (184,052)                     (179,049)
Other                                                                                 355                       (20,914)
                                                                 ------------------------     -------------------------
Net Cash (Used in) Provided by Financing
    Activities                                                                     32,114                        39,805
                                                                 ------------------------     -------------------------
Net increase (decrease) in Cash and
     Cash Equivalents                                         $                    83,254  $                    (64,984)
                                                                 ========================     =========================
Cash and cash equivalents at
    beginning of period                                       $                    94,508  $                    128,602
Net increase (decrease) in cash and
     cash equivalents                                                              83,254                       (64,984)
                                                                 ------------------------     -------------------------
Cash and Cash Equivalents at
    End of Period                                             $                   177,762  $                     63,618
                                                                 ========================     =========================

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

1.    BASIS OF PRESENTATION

On November 8, 2000, KeySpan acquired all of the common stock of Eastern Enterprises ("Eastern") and EnergyNorth, Inc. ("ENI"). The transaction was accounted for as a purchase, with KeySpan being the acquiring company. Eastern is a Massachusetts business trust that owns primarily Boston Gas Company, Colonial Gas Company, Essex Gas Company, each of which provide gas distribution service in Eastern Massachusetts, and Midland Enterprises, Inc. ("Midland"). ENI is a holding company that owns primarily EnergyNorth Natural Gas, Inc.("ENGI"), a provider of gas distribution services to customers in New Hampshire. As required by the Securities and Exchange Commission ("SEC") in connection with the registration of KeySpan under PUHCA, in October 2001, ENI was merged out of existence and ENGI became a direct wholly-owned subsidiary of Eastern.

Consolidated results of operations for both the three and nine months ended September 30, 2001 include the results of operations for Eastern and ENI. As required under purchase accounting, reported results of operations for periods prior to November 8, 2000 do not include the operating results of Eastern and ENI.

In our opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly our financial position as of September 30, 2001, and the results of our operations for the three and nine months ended September 30, 2001 and September 30, 2000, as well as cash flows for the nine months ended September 30, 2001 and September 30, 2000. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2000. Income from interim periods may not be indicative of future results. Certain reclassifications were made to conform prior period financial statements with the current period financial statement presentation. Other than as noted, adjustments were of a normal, recurring nature.

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

Under the requirements of Statement of Financial Accounting Standards (SFAS") No. 128, "Earnings Per Share"
our basic and diluted EPS are as follows:

                                                                              (In Thousands of Dollars, Except Per Share)
-------------------------------------------------------------------------------------------------------------------------

                                                       Three Months         Three Months          Nine Months          Nine Months
                                                           Ended                Ended                Ended                Ended
                                                       September 30,        September 30,        September 30,        September 30,
                                                           2001                 2000                 2001                 2000
-----------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) for common stock                    $        (36,647)  $          13,154  $           178,650  $           223,787
Houston Exploration dilution (options)                          (200)              (219)              (1,040)                (358)
--------------------------------------------------  -----------------  -----------------  -------------------  -------------------
Earnings (loss) for common stock - adjusted         $        (36,847)  $          12,935  $           177,610  $           223,429
--------------------------------------------------  -----------------  -----------------  -------------------  -------------------

Weighted average shares outstanding (000)                     138,693            134,335              137,856              133,965
Add dilutive securities:
   Options                                                        815              1,334                1,065                  688
--------------------------------------------------  -----------------  -----------------  -------------------  -------------------
Total weighted average shares outstanding
  - assuming dilution                                         139,508            135,669              138,921              134,653
--------------------------------------------------  -----------------  -----------------  -------------------  -------------------

Basic Earnings (Loss) Per Share                     $          (0.26)  $            0.10  $              1.30  $              1.67
--------------------------------------------------  -----------------  -----------------  -------------------  -------------------
Diluted Earnings Per Share                                        N/A  $            0.10  $              1.28  $              1.66
--------------------------------------------------  -----------------  -----------------  -------------------  -------------------

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

We were ordered by the SEC to divest Midland by November 8, 2003 because its operations have been deemed not functionally related to our core utility operations. At this time, we are uncertain as to the timing of such divestiture.

The accounting policies of the segments are the same as those used for the preparation of the Consolidated Financial Statements. Our segments are strategic business units that are managed separately because of their different operating and regulatory environments. Operating results of our segments are evaluated by management on a earnings before interest and taxes ("EBIT") basis. At September 30, 2001, the total assets of each reportable segment have not changed materially from those levels reported at December 31, 2000. The reportable segment information is as follows:

                                                                                                    (In Thousands of Dollars)

                                                                             Energy Investments
                                                                             ------------------
                               Gas          Electric      *Energy    Gas Exploration      Other
                           Distribution     Services      Services    and Production   Investments   **Reconciliations  Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Three Months Ended
September 30, 2001
Unaffiliated Revenue           346,703        387,881     270,056           82,362        89,778              -           1,176,780
Intersegment Revenue                 -              -      23,318                -             -         (23,318)                 -
Earnings Before Interest
  and Taxes                   (31,009)         78,654    (51,744)           26,787         8,874           25,162            56,724


Three Months Ended
September 30, 2000
Unaffiliated Revenue           292,352        374,517     215,745           62,748         1,649              126           947,137
Intersegment Revenue                 -              -      15,903                -             -         (15,903)                 -
Earnings Before Interest
  and Taxes                   (20,395)         78,930      20,447           26,051         3,442         (18,203)            90,272
------------------------------------------------------------------------------------------------------------------------------------

*Includes $23.3 million of revenues and an EBIT loss of $72.6 million associated with the Roy Kay companies for the three months ended September 30, 2001 and $19.6 million of revenues and EBIT of $0.7 million associated with the Roy Kay companies for the three months ended September 30, 2000. (See note 9, "Roy Kay Operations" for additional information.)

**Includes $22 million of EBIT associated with the 1989 class action settlement for the three months ended September 30, 2001. (See note 10, "Class Action Settlement" for additional information.

                                                                                        (In Thousands of Dollars)

                                                                          Energy Investments
                                                                          ------------------

                                 Gas        Electric      *Energy    Gas Exploration     Other
                            Distribution    Services      Services    and Production  Investments   **Reconciliations   Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Nine Months Ended
September 30, 2001
Unaffiliated Revenue            2,721,032    1,089,156     821,920          318,093      276,332                 -        5,226,533
Intersegment Revenue                    -            -      44,706                -            -           (44,706)               -
Earnings Before Interest
  and Taxes                       318,596      191,996    (95,224)          136,260       37,392             29,010         618,030


Nine Months Ended
September 30, 2000
Unaffiliated Revenue            1,458,595    1,097,616     480,120         169,966         4,650                391       3,211,338
Intersegment Revenue                    -            -      48,061               -             -           (48,061)               -
Earnings Before Interest
  and Taxes                       221,701      210,970      51,671          60,691        14,475           (24,574)         534,934
-----------------------------------------------------------------------------------------------------------------------------------

*Includes $14.2 million of revenues and an EBIT loss of $133.7 million associated with the Roy Kay companies for the nine months ended September 30, 2001 and $52.6 million of revenues and EBIT of $3.1 million associated with the Roy Kay companies for the nine months ended September 30, 2000. (See note 9, "Roy Kay Operations" for additional information.)

**Includes $22 million of EBIT associated with the 1989 class action settlement for the nine months ended September 30, 2001. (See note 10, "Class Action Settlement" for additional information.

3. COMPREHENSIVE INCOME

The table below indicates the components of comprehensive income.

                                                                                                       (In Thousands of Dollars)

                                                        Three Months           Three Months          Nine Months         Nine Months
                                                            Ended                 Ended                 Ended                Ended
                                                        September 30,         September 30,         September 30,      September 30,
                                                            2001                   2000                  2001               2000
--------------------------------------------------- -------------------  ------------------  ------------------  -------------------
Net Income (Loss)                                   $          (35,174)  $           14,630  $          183,075  $           240,240
--------------------------------------------------- -------------------  ------------------  ------------------  -------------------
Other comprehensive income (loss), net of tax
   Net gains on derivative instruments                         (13,584)                   -             (8,441)                    -
   Reclassification adjustment for other gains
         reclassified to net income                                   -                   -             (3,242)                    -
   Foreign currency translation adjustments                       (179)             (3,094)             (8,307)              (9,224)
   Unrealized losses on marketable securities                   (2,672)                   -             (5,032)                    -
   Unrealized gains (losses) on derivative
         financial  instruments                                  39,004                   -              54,936                    -
--------------------------------------------------- -------------------  ------------------  ------------------  -------------------
Other comprehensive income (loss)                                22,569             (3,094)              29,914              (9,224)
--------------------------------------------------- -------------------  ------------------  ------------------  -------------------
Comprehensive income                                $          (12,605)  $           11,536  $          212,989  $           231,016
--------------------------------------------------- -------------------  ------------------  ------------------  -------------------
Related tax (benefit) expense
    Net gains on derivative instruments             $           (7,315)                   -             (4,545)                    -
    Reclassification adjustment for other gains
          reclassified to net income                                  -                   -             (1,746)                    -
    Foreign currency translation adjustments                       (97)             (1,666)             (4,473)              (4,966)
    Unrealized losses on marketable securities                  (1,439)                   -             (2,709)                    -
    Unrealized gains (losses) on derivative
          financial  instruments                                 21,003                   -              29,581                    -
--------------------------------------------------- -------------------  ------------------  ------------------  -------------------
Total tax expense (benefit)                         $            12,152  $          (1,666)  $           16,108  $           (4,966)
--------------------------------------------------- -------------------  ------------------  ------------------  -------------------



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

We presently estimate the remaining cost of our New York/Long Island MGP-related environmental cleanup activities will be $107.6 million; which amount has been accrued as our current best estimate of our aggregate environmental liability for known sites. We believe that in the aggregate, the accrued liability for investigation and remediation of the MGP sites identified above are reasonable estimates of likely costs within a range of reasonable, foreseeable costs. However, the total New York/Long Island MGP-related costs may be substantially higher or lower, depending upon remediation experience, selected end use for each site, and actual environmental conditions encountered.

Rate plans for KEDNY and KEDLI approved by the NYPSC generally provide for the recovery of MGP site investigation and remediation costs. Under prior rate orders, KEDNY has offset certain amounts due to ratepayers against its estimated environmental cleanup costs for MGP sites. At September 30, 2001, we have a regulatory asset of $86.5 million. Expenditures incurred to date by us with respect to our New York/Long Island MGP-related activities total approximately $31 million.

In addition, we will be responsible for environmental obligations relating to the Ravenswood facility operations other than liabilities arising from pre-closing disposal of waste at off-site locations and any monetary fines arising from Consolidated Edison's pre-closing conduct. Based on information currently available, we have accrued a liability of $5.0 million.

New England

We are aware of certain non-utility sites associated with former operations of Eastern, for which we may have or share environmental remediation responsibility or ongoing maintenance, the most significant of which is a former coal tar processing facility in Everett, Massachusetts (the "Everett Facility").

In addition, Boston Gas Company, Colonial Gas Company and Essex Gas Company may have or share responsibility under applicable environmental laws, for the remediation of 28 former MGP sites. A subsidiary of New England Electric System ("NEES") has assumed responsibility for remediating eleven of these sites, subject to a limited contribution from Boston Gas Company.

We are aware of 40 other former MGP sites within the Massachusetts service territories and 6 other former MGP sites within the New Hampshire service territory. The NEES subsidiary has provided full indemnification to Boston Gas Company with respect to eight of these sites. At this time, there is substantial uncertainty as to whether Boston Gas Company, Colonial Gas Company or Essex Gas Company have or share responsibility for remediating any of these other sites. No notice of responsibility has been issued for any of these sites from any governmental environmental authority.

At the time of the Eastern and ENI acquisition, we made preliminary estimates for environmental clean-up costs associated with the Everett Facility and with the New England MGP-related sites of approximately $20 million and $22 million, respectively. We are currently in the process of finalizing our estimates of these costs. It is anticipated that any variation from these original estimates, established when we acquired these companies on November 8, 2000, will be reflected as an adjustment to goodwill for those companies not subject to Statement of Financial Accounting Standards SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation". Revised estimates for companies subject to SFAS No. 71 will be recorded as an adjustment to regulatory assets. Further, we anticipate full recovery, through gas rates, for costs recorded under SFAS No. 71.

Rate plans for our New England gas utilities approved by the Massachusetts Department of Telecommunications and Energy ("DTE") and New Hampshire Public Service Commission provide for the recovery of site investigation and remediation costs and, accordingly, we have reflected a regulatory asset of $29.9 million at September 30, 2001. Expenditures incurred for the period of November 8, 2000 through September 30, 2001 totaled approximately $8 million.

See our Annual Report on Form 10-K for the year ended December 31, 2000 for further information on environmental matters.

5.     LONG-TERM DEBT

In May 2001, we filed a $1 billion shelf registration statement with the SEC for the issuance of debt, equity or various forms of preferred stock. In May 2001, we issued $500 million 6.15% Notes due June 1, 2006 under this shelf registration and at September 30, 2001, $500 million remains available for issuance.

KEDLI filed a shelf registration statement with the SEC in December 1999 for the issuance of up to $600 million of medium term notes. During the nine months ended September 30, 2001, KEDLI issued $125 million of medium term notes at 6.9% due January 15, 2008 and now has a total of $525 million of medium term notes outstanding. The medium term notes are unconditionally guaranteed by us.

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

Consistent with past practice, during the quarter ended September 30, 2001, we began to hedge a portion of our anticipated 2001/2002 winter gas sales to our large-volume market. We use gas swap contracts, with offsetting positions in oil swap contracts of equivalent energy value, with third parties to fix profit margins on specific portions of gas sales to this market. Also during the quarter, our gas and electric marketing subsidiary has entered into gas swap contracts to "lock-in" profit margin on a number of fixed rate gas sales contracts for the remainder of 2001 and into 2002.

At September 30, 2001, Houston Exploration has hedged approximately 70% of its anticipated 2002 production. Houston Exploration utilizes collars and gas swap contracts to hedge future sales prices on a portion of its natural gas production to achieve a more predictable cash flow, as well as to reduce exposure to adverse price fluctuations of natural gas. We also entered into a number of oil swap derivative contracts during the nine months ended September 30, 2001. We intend to utilize these contracts to fix the purchase price for a portion of the oil used to fuel the Ravenswood facility.

In addition to the above mentioned derivative instruments, we also have a number of electric tolling arrangements in place for 2002. We utilize tolling arrangements to "lock-in" a profit margin on a portion of our peak electric sales at the Ravenswood facility.

The following tables set forth selected financial data associated with our derivative financial instruments that were outstanding at September 30, 2001.


                             Year of      Volumes      Floor         Ceiling        Fixed Price      Current Price      Fair Value
      Type of Contract       Maturity      mmcf          $              $               $                 $               ($000)
-------------------------- ----------- ------------ -----------  --------------- ---------------- ------------------  --------------
             Gas
Collars                        2001       18,400        3.84       5.65 - 5.86          -            1.83 - 2.62          29,232
                               2002       58,400        3.63           5.17             -            2.74 - 3.27          48,217
Swaps -Short Natural Gas       2002       10,950         -              -              3.01          2.74 - 3.27           1,200
Swaps - Long Natural Gas       2001        5,200         -              -          3.02 - 3.87       2.24 - 3.04          (5,758)
                               2002        7,460         -              -          3.11 - 4.03       2.74 - 3.27          (7,034)
-------------------------- ----------- ------------ -----------  --------------- ---------------- ------------------  -------------
                                         100,410                                                                          65,857
-------------------------- ----------- ------------ -----------  --------------- ---------------- ------------------  -------------


                                  Year of             Volumes            Purchase Price          Current Price          Fair Value
       Type of Contract          Maturity             Barrels                  $                      $                   ($000)
---------------------------  -----------------  ------------------- ----------------------  --------------------  ------------------
             Oil
Swaps - Short Heating Oil          2001                415,000          29.74 - 33.15          28.14 - 28.45                 1,174
                                   2002                742,000          29.42 - 33.15          27.93 - 28.68                 1,985
Swaps - Long Heating Oil           2001                317,299          25.95 - 30.02          21.15 - 23.14                (2,178)
                                   2002                163,755          24.25 - 29.18          22.75 - 23.74                  (573)
                                   2003                 50,738          25.20 - 26.72          23.01 - 23.12                  (140)
---------------------------  -----------------  ------------------- ----------------------  --------------------  ------------------
                                                     1,688,792                                                                 268
---------------------------  -----------------  ------------------- ----------------------  --------------------  ------------------

                              Year of                            Fixed Margin /Price      Estimated Margin        Fair Value
    Type of Contract          Maturity           MWh                      $                       $                 ($000)
-------------------------  -------------- ------------------  ------------------------- ---------------------  ----------------
       Electricity
Tolling Arrangements            2002             408,000                26.00                   12.67                     5,437
-------------------------  -------------- ------------------  ------------------------- ---------------------  ----------------

During the nine months ended September 30, 2001, all of our derivative instruments associated with sales to our large-volume gas customers that were outstanding at December 31, 2000, expired and were settled. We recognized a gain of $1.1 million on the settlement of these contracts during this period. Also during this time, a number of gas and oil swap contracts to fix the purchase price of a portion of the fuel used for the Ravenswood facility settled, and we realized a gain of approximately $10.1 million on the settlement of these contracts. We recorded these gains as a decrease to purchased gas and fuel expense.

Further, during the past nine months, approximately 70% of the collar positions outstanding at December 31, 2000 employed by Houston Exploration expired and were settled. Houston Exploration recognized a loss of $11.8 million on the settlement of these contracts and recorded this loss as an offset to revenues.

Finally, all of the electric tolling arrangements and electric swaps associated with 2001 peak electric sales expired during the past nine months. We recognized a gain of $13.6 million on the settlement of these contracts during this period. We recorded this gain as a decrease to purchased fuel expense.

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

Interest Rate Swaps: We also have an interest rate swap agreement in which approximately $70 million of our Gas Facilities Revenue Bonds, 6.75% Series A and B, have been effectively exchanged for floating rate debt. For the term of the agreement, we will receive a fixed interest payment of 5.54%. The variable interest rate is reset on a weekly basis. During the nine months ended September 30, 2001, the average variable interest rate that we were obligated to pay was 2.96% and through the utilization of this interest rate swap we reduced our recorded interest expense by $1.8 million. The interest rate swap has a positive fair value of $1.4 million at September 30, 2001, reflecting the current interest rate we are required to pay to the counter party and the fair value of certain embedded call option features.

Subsequent to September 30, 2001, we entered into several interest rate swap agreements in which $1.3 billion of fixed rate debt (6.15% and 7.625% Medium Term Notes and 8.2% Promissory Notes) have been effectively exchanged for floating rate debt. For the term of the agreement, we will receive the fixed coupon rate associated with these bonds and pay the counter parties a variable interest rate that is reset on a quarterly basis. Additionally, we entered into a swap agreement that effectively replaces $270 million of outstanding commercial paper with fixed rate debt.

Firm Gas Sales Derivative Instruments: We utilize derivative financial instruments to "lock-in" the purchase price for a portion of our future natural gas purchases. Our strategy is to minimize fluctuations in firm gas sales prices to our regulated firm gas sales customers in our New York service territory. During the nine months ended September 30, 2001, we entered into a number of derivative instruments such as, collars, purchased calls, transformer calls and variable premium contracts. Since these derivative instruments are being employed to support our gas sales prices to regulated firm gas sales customers, the accounting for these derivative instruments is subject to SFAS No. 71. Therefore, mark-to-market valuations are recorded as a regulatory asset or regulatory liability on our balance sheet. Gains or losses on the settlement of these contracts are initially deferred and then refunded to or collected from our firm gas sales customers during the appropriate winter heating season.

The following table sets forth selected financial data associated with our derivative financial instruments that were outstanding at September 30, 2001.


                         Year of       Volumes          Floor          Ceiling         Fixed Price      Current Price     Fair Value
    Type of Contract     Maturity       mmcf              $               $                 $                 $             ($000)
---------------------  ------------  ------------  --------------  ---------------  ----------------  ----------------- ------------
           Gas
Collars                    2001         1,800        4.55 - 5.43     5.70 - 6.20            -            2.25 - 2.63         (4,178)
                           2002         2,700        5.43 - 4.55     6.20 - 5.70            -            2.81 - 2.84         (6,268)
Call Options               2001         5,700             -               -            4.00 -5.60        2.25 - 2.63         (3,588)
                           2002         6,000             -               -            4.00 -5.60        2.81 - 2.84         (5,382)
Variable Premiums          2001         2,400             -               -            3.90 - 6.00       2.25 - 2.63         (2,566)
                           2002         3,600             -               -            3.90 - 6.00       2.81 - 2.84         (3,848)
---------------------  ------------  ------------  --------------  ---------------  ----------------  ----------------- ------------
                                       22,200                                                                               (25,830)
---------------------  ------------  ------------  --------------  ---------------  ----------------  ----------------- ------------

We adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. The adoption of SFAS No 133 did not have a significant effect on the results of operations for the nine months ended September 30, 2001. All of our derivative financial instruments currently qualify for hedge accounting and, except for the fixed-to-variable interest rate swaps, are cash-flow hedges. Periodic changes in market value of derivatives which meet the definition of a cash-flow hedge are recorded as comprehensive income, subject to effectiveness, and then included in net income to match the underlying hedged transactions. We do not expect SFAS No. 133 to have a material effect on our net income for the year ended December 31, 2001. However, SFAS No. 133 may have a significant effect on comprehensive income because of fluctuations in the market value of the derivatives we employ.

Weather Derivative: The utility tariffs associated with our New England gas distribution operations do not contain a weather normalization adjustment. As a result, fluctuations from normal weather may have a significant positive or negative effect on the results of these operations. To mitigate the effect of fluctuations from normal weather on our financial position and cash flows, we entered into a weather swap in October 2001. This derivative instrument will hedge approximately 15% of our weather related risk for the November 2001 - March 2002 winter season. The maximum payout or recovery is limited to $2.0 million. Weather derivatives are outside the scope of SFAS No. 133.

7.   WORKFORCE REDUCTION PROGRAMS

As a result of the Eastern acquisition, we implemented early retirement and severance programs in an effort to reduce our workforce. In 2000, we recorded a $22.7 million liability associated with these programs. This severance program is targeted to reduce the workforce by 500 employees and will continue through 2002. At September 30, 2001 we paid $8.1 million for these programs and had a remaining liability of $14.6 million.

8.  RECENT ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142. "Goodwill and Other Intangible Assets". The key concepts from the two interrelated Statements include mandatory use of the purchase method when accounting for business combinations, discontinuance of goodwill amortization, a revised framework for testing goodwill impairment at a "reporting unit" level, and new criteria for the identification and potential amortization of other intangible assets. Other changes to existing accounting standards involve the amount of goodwill to be used in determining the gain or loss on the disposal of assets, and a requirement to test goodwill for impairment at least annually.

The Business Combination Statement is generally effective for combinations that are initiated after June 30, 2001. The Statement on Goodwill and Other Intangible Assets is effective for fiscal years beginning after December 15, 2001. The annual impairment test is to be performed within six months of adopting the Statement on Goodwill and Other Intangible Assets with any resulting impairment reflected as a change in accounting principle in the financial statements.

We are currently amortizing approximately $52 million of goodwill on an annual basis. As noted, effective January 1, 2002 goodwill will no longer be subject to amortization, but rather, will be tested for impairment.

In July of 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The Standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity will capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its then present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. We are currently evaluating the impact, if any, that the Statement may have on our results of operations and financial condition.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," is effective January 1, 2002, and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. We are currently evaluating the impact, if any, that the Statement may have on our results of operations and financial condition.

9. ROY KAY OPERATIONS

During the second and third quarters of 2001 we undertook a complete evaluation of the strategy, operating controls and organizational structure of the Roy Kay companies - plumbing, mechanical, electrical and general contracting companies acquired by us in January 2000. For the three months ended June 30, 2001, the Roy Kay companies incurred an after-tax loss of $30.1 million reflecting: (i) unanticipated costs to complete work on certain construction projects; (ii) the impact of inaccuracies in the books of these companies relating to their overall financial and operational performance; and (iii) quarterly operating losses. During the quarter ended

September 30, 2001, we decided to discontinue the general contracting business conducted by these companies based upon our view that the general contracting business is not a core competency of these companies. Certain remaining activities engaged in by the Roy Kay companies will be integrated with those of other KeySpan energy-related businesses. For the third quarter of 2001, the Roy Kay companies incurred an after-tax loss of $56.6 million reflecting: (i) additional project completion costs; (ii) discontinuance costs of the general contracting activities of those companies, including the write-off of goodwill, and certain accounts and retainage receivables; and (iii) quarterly operating losses. For the third quarter of 2001 the Roy Kay companies recorded an EBIT loss of $72.6 million and for the nine months ended September 30, 2001 these companies recorded an EBIT loss of $133.7 million and net loss of $92.2 million. For the third quarter of 2000, the Roy Kay companies recorded EBIT of $0.7 million and net income of $0.3 million; for the nine months ended September 30, 2000 these companies recorded EBIT of $3.1 million and net income of $1.4 million. KeySpan and the former Roy Kay companies are currently engaged in litigation relating to the termination of the former owners, as well as other matters relating to the acquisition of the Roy Kay companies.

10. CLASS ACTION SETTLEMENT

During the third quarter of 2001, we reversed a previously recorded loss provision regarding certain pending rate refund issues relating to the 1989 RICO class action settlement. This adjustment resulted from a favorable United States Court of Appeals ruling received on September 28, 2001, overturning a lower court decision, and resulted in a positive pre-tax adjustment to earnings of $33.5 million, or $20.1 million after-tax.

11.  GAS EXPLORATION AND PRODUCTION PROPERTY - DEPLETION

The full cost method of accounting is used for investments in natural gas and oil properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of natural gas and oil reserves are capitalized into a "full cost pool" as incurred, and properties in the pool are depleted and charged to operations using the unit-of-production method based on the ratio of current production to total proved natural gas and oil reserves. Under full cost accounting, a quarterly ceiling test calculation is required using commodity prices as of the end of the period. If capitalized costs (net of accumulated depreciation, depletion and amortization) less deferred taxes are greater than the present value (using a 10% discount rate) of estimated future net cash flows from proved natural gas and oil reserves and the lower of cost or fair value of unproved properties (the "ceiling limitation"), a write-down or impairment of the full cost pool is required. A write-down of the carrying value of the full cost pool is a charge to earnings that, once incurred, is not reversible at a later date.

The ceiling test calculation does not consider the impact of hedged production. However, SFAS 133, "Accounting for Derivatives Instruments and Hedging Activities", requires that if assets are impaired and derivatives have been used to hedge the future cash inflows from those assets, the impairment charge to earnings is to be offset by reclassifying into earnings, to the extent available, any net gain that has been deferred in accumulated other comprehensive income relating to the fair value of hedged production. As a result, the impairment charge to earnings would be completely eliminated or reduced to the extent a deferred gain on hedged production exists.

As of September 30, 2001, we estimated, using a September 2001 New York Mercantile Exchange ("NYMEX") gas price of $2.295 per Dth, that the actual capitalized costs of our natural gas and oil properties (the "full cost pool") exceeded the estimated future net revenues or the "ceiling limitation" imposed under full cost accounting rules by approximately $44.5 million, after taxes. The estimated $44.5 million charge to earnings would be entirely eliminated due to the reclassification of a portion of hedging gains deferred in other comprehensive income. However, subsequent to September 30, 2001 and prior to the filing of this quarterly report on Form 10-Q for the third quarter of 2001, natural gas prices increased such that we estimated, using a November 2001 NYMEX price of $3.20 per Dth, that a "cushion" existed whereby the carrying value of the full cost pool was less than the ceiling limitation. As a result of the increase in natural gas prices, we were not required to write down or impair our full cost pool as of September 30, 2001. Natural gas prices continue to be volatile and the risk that we may be required to write-down our full cost pool increases when natural gas prices are depressed or if we have significant downward revisions in our estimated proved reserves.

12. KEYSPAN GAS EAST CORPORATION SUMMARY FINANCIAL INFORMATION

KEDLI, a wholly owned subsidiary of KeySpan, established a program for the issuance, from time to time, of up to $600 million aggregate principal amount of medium term notes, which are unconditionally guaranteed by us. On February 1, 2000, KEDLI issued $400 million of 7.875% medium term notes due 2010. In January 2001, KEDLI issued an additional $125 million of medium term notes at 6.9% due January 15, 2008. The following condensed financial statements are required to be disclosed by the SEC and are those of KEDLI and KeySpan as guarantor of the medium term notes.


Statement of Income
                                                                                                         (In Thousands of Dollars)
------------------------------------------------------------------------------------------------------------------------------------
                                 Three Months Ended September 30, 2001                 Three Months Ended September 30, 2000
-------------------------------------------------------------------------------- ---------------------------------------------------
                            KeySpan                                               KeySpan
                          Corporation     KEDLI     Eliminations   Consolidated Corporation     KEDLI   Eliminations    Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Revenues                 $  1,094,199 $    82,581 $         - $     1,176,780  $  851,908  $   95,229  $        -  $         947,137
                         ------------ ----------- ----------- ---------------  ----------  ----------  ----------  ----------------
Operating Expenses
Purchased gas                 117,511      31,382           -         148,893      96,898      43,517           -           140,415
Fuel and purchased power      164,555           -           -         164,555     161,086           -           -           161,086
Operations and
    maintenance               557,543       8,585           -         566,128     363,423      25,693           -           389,116
Intercompany expense          (18,998)     18,998           -               -      (3,092)      3,092           -                 -
Depreciation and
    amortization              131,572      10,433           -         142,005      62,599      10,374           -            72,973
Operating taxes                80,202      18,353           -          98,555      72,069      19,400           -            91,469
                         ------------ ----------- ----------- ---------------  ----------  ----------  ----------  ----------------
Total Operating Expenses    1,032,385      87,751           -       1,120,136     752,983     102,076           -           855,059
                         ------------ ----------- ----------- ---------------  ----------  ----------  ----------  ----------------
Operating Income               61,814      (5,170)          -          56,644      98,925      (6,847)          -            92,078
Other Income and
      (Deductions)              6,711       3,400     (10,031)             80       6,057          12      (7,875)           (1,806)
                         ------------ ----------- ----------- ---------------  ----------  ----------  ----------  ----------------
Income Before
    Interest Charges and
    Income Taxes               68,525      (1,770)    (10,031)         56,724     104,982      (6,835)     (7,875)           90,272
Interest Expense               77,159      14,671     (10,031)         81,799      37,155      13,501      (7,875)           42,781
Income Taxes                   16,553      (6,454)          -          10,099      40,202      (7,341)          -            32,861
                         ------------ ----------- ----------- ---------------  ----------  ----------  ----------  ----------------
Net Income (Loss)             (25,187)     (9,987)          -         (35,174)     27,625     (12,995)          -            14,630
Preferred Stock Dividends       1,473           -           -           1,473       1,476           -           -             1,476
                         ------------ ----------- ----------- ---------------  ----------  ----------  ----------  ----------------
Earnings (Loss) for
    Common  Stock        $    (26,660)$    (9,987)$         - $       (36,647) $   26,149  $  (12,995) $        -  $         13,154
                         ============ =========== =========== ===============  ==========  ==========  ==========  ================


Statement of Income
------------------------------------------------------------------------------------------------------------------------------------
                               Nine Months Ended September 30, 2001               Nine Months Ended September 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
                            KeySpan                                            KeySpan
                          Corporation    KEDLI   Eliminations Consolidated   Corporation     KEDLI   Eliminations     Consolidated
------------------------------------ ----------- ----------- ------------- -------------  ---------- ----------  -----------------
Revenues                 $ 4,575,318 $ 651,215   $       - $   5,226,533  $  2,698,868  $  512,470   $      -  $       3,211,338
                         ----------- ----------- ----------- ------------- -------------  ---------- ----------  -----------------
Operating Expenses
Purchased gas              1,330,410   364,181           -     1,694,591       474,734     242,464          -            717,198
Fuel and purchased power     454,212         -           -       454,212       334,077           -          -            334,077
Operations and
    maintenance            1,667,285    40,357           -     1,707,642     1,029,521      94,060          -          1,123,581
Intercompany expense         (64,198)   64,198           -             -        (8,159)      8,159          -                  -
Depreciation and
    amortization             382,815    24,502           -       407,317       185,814      30,550          -            216,364
Operating taxes              281,004    67,959           -       348,963       231,453      66,557          -            298,010
                         ----------- --------- ----------- -------------  ------------  ----------  ---------    ---------------
Total Operating Expenses   4,051,528   561,197           -     4,612,725     2,247,440     441,790          -          2,689,230
                         ----------- --------- ----------- -------------  ------------  ----------  ---------    ---------------
Operating Income             523,790    90,018           -       613,808       451,428      70,680          -            522,108
Other Income and
      (Deductions)            23,977     9,979     (29,734)        4,222        31,581       2,245    (21,000)            12,826
                         ----------- --------- ----------- -------------  ------------  ----------  ---------    ---------------
Income Before
    Interest Charges and
    Income Taxes             547,767    99,997     (29,734)      618,030       483,009      72,925    (21,000)           534,934
Interest Expense             257,776    45,108     (29,734)      273,150       106,608      38,228    (21,000)           123,836
Income Taxes                 144,015    17,790           -       161,805       159,421      11,437          -            170,858
                         ----------- --------- ----------- -------------  ------------  ----------  ---------    ---------------
Net Income                   145,976    37,099           -       183,075       216,980      23,260          -            240,240
Preferred Stock Dividends      4,425         -           -         4,425        16,453           -          -             16,453
                         ----------- --------- ----------- -------------  ------------  ----------  ---------    ---------------
Earnings for Common      $   141,551 $  37,099 $         - $     178,650  $    200,527  $   23,260  $       -  $         223,787
  Stock
                         =========== ========= =========== =============  ============  ==========  =========    ===============


Balance Sheet
                                                                                                           (In Thousands of dollars)


                                               September 30, 2001                                  December 31, 2000

                               KeySpan                                              KeySpan
                              Corporation      KEDLI    Eliminations  Consolidated Corporation     KEDLI  Eliminations  Consolidated
                              -----------      -----    ------------  ------------ -----------     -----  ------------  ------------
ASSETS
Current Assets
  Cash and temporary cash
   investments              $     177,762 $        - $          -   $   177,762    $    94,508    $      -     $       -  $   94,508
  Accounts receivable, net      1,368,103    139,309    (448,372)     1,059,040      2,006,795     277,632     (558,222)   1,726,205
  Other current assets            460,818    172,451            -       633,269        460,773      93,842             -     554,615
                            ------------- ---------- ------------  ------------   ------------  ---------- ------------- -----------
                                2,006,683    311,760    (448,372)     1,870,071      2,562,076     371,474     (558,222)   2,375,328
                            ------------- ---------- ------------  ------------   ------------  ---------- ------------- -----------
Equity Investments                743,098          -    (532,862)       210,236        732,058           -     (532,862)     199,196
                            ------------- ---------- ------------  ------------   ------------  ---------- ------------- -----------
Property
  Gas                           3,965,274  1,579,854            -     5,545,128      3,845,803   1,500,996             -   5,346,799
  Other                         4,360,399          -            -     4,360,399      3,929,019           -             -   3,929,019
  Accumulated depreciation
   and depletion              (2,929,506)  (287,583)            -   (3,217,089)    (2,649,261)   (268,260)             - (2,917,521)
                            ------------- ---------- ------------  ------------   ------------  ---------- ------------- -----------
                                5,396,167  1,292,271            -     6,688,438      5,125,561   1,232,736             -   6,358,297
                            ------------- ---------- ------------  ------------   ------------  ---------- ------------- -----------
Deferred Charges                2,469,543    190,574            -     2,660,117      2,390,495     207,127             -   2,597,622
                            ------------- ---------- ------------  ------------   ------------  ---------- ------------- -----------

Total Assets                $  10,615,491 $1,794,605  $ (981,234)   $11,428,862     $10,810,190  $1,811,337 $(1,091,084) $11,530,443
                            ============= ========== ============  ============   ============  ========== ============= ===========


LIABILITIES AND
CAPITALIZATION

Current Liabilities
  Accounts payable and
   accrued  expenses         $   812,705  $   54,838 $         -  $    867,543   $   1,243,814  $  196,537  $          - $ 1,440,351
  Commercial paper               889,930           -           -       889,930       1,300,237           -             -   1,300,237
  Other current liabilities      221,306      79,552           -       300,858         224,162      20,407             -     244,569
                             -----------  ---------- -----------  ------------   -------------  ----------  ------------ -----------
                               1,923,941     134,390           -     2,058,331       2,768,213     216,944             -   2,985,157
                             -----------  ---------- -----------  ------------   -------------  ----------  ------------ -----------
Intercompany Accounts Payable          -     272,468   (272,468)             -               -     382,318     (382,318)           -
                             -----------  ---------- -----------  ------------   -------------  ----------  ------------ -----------

Deferred Credits and Other
 Liabilities
  Deferred income tax            592,233       1,346           -       593,579         477,815    (26,094)             -     451,721
  Other deferred credits and
   liabilities                   683,279      98,373           -       781,652         684,105     112,239             -     796,344
                             -----------  ---------- -----------  ------------   -------------  ----------  ------------ -----------
                               1,275,512      99,719           -     1,375,231       1,161,920      86,145             -   1,248,065
                             -----------  ---------- -----------  ------------   -------------  ----------  ------------ -----------
Capitalization
  Common shareholders' equity  2,867,182     587,124   (532,862)     2,921,444       2,798,652     550,026     (532,862)   2,815,816
  Preferred stock                 84,077           -           -        84,077          84,205           -             -      84,205
  Long-term debt               4,278,199     700,904   (175,904)     4,803,199       3,855,260     575,904     (175,904)   4,255,260
                             -----------  ---------- -----------  ------------   -------------  ----------  ------------ -----------
Total Capitalization           7,229,458   1,288,028   (708,766)     7,808,720       6,738,117   1,125,930     (708,766)   7,155,281
                             -----------  ---------- -----------  ------------   -------------  ----------  ------------ -----------

Minority Interest in
 Subsidiary Companies
                                 186,580           -           -       186,580         141,940           -             -     141,940
                             -----------  ---------- -----------  ------------   -------------  ----------  ------------ -----------

Total Liabilities and
 Capitalization              $10,615,491  $1,794,605 $ (981,234)  $ 11,428,862   $  10,810,190  $1,811,337  $(1,091,084) $11,530,443
                             ===========  ========== ===========  ============   =============  ==========  ============ ===========



       Statement of Cash Flows                                                       (In Thousands of Dollars)

                                             Nine Months Ended September 30, 2001           Nine Months Ended September 30, 2000
-----------------------------------------------------------------------------------------------------------------------------------

                                            KeySpan                                          KeySpan
                                          Corporation        KEDLI      Consolidated       Corporation       KEDLI      Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net Cash Provided by
  Operating Activities                  $     647,655  $      63,240  $       710,895 $       363,742  $   103,458  $       467,200
                                        -------------  -------------  --------------- ---------------  -----------  ---------------
Investing Activities
   Capital expenditures                     (599,467)       (78,390)        (677,857)       (327,438)     (76,173)        (403,611)
   Investment                                       -              -                -       (175,977)            -        (175,977)
   Proceeds from sale of  assets               18,458              -           18,458               -            -                -
   Other                                        (356)              -            (356)           7,599            -            7,599
                                        -------------  -------------  --------------- ---------------  -----------  ---------------
Net Cash (Used in) Provided by
      Investing Activities                  (581,365)       (78,390)        (659,755)       (495,816)     (76,173)        (571,989)
                                        -------------  -------------  --------------- ---------------  -----------  ---------------
Financing Activities
   Issuance of treasury stock                  82,025              -           82,025          20,951            -           20,951
   Redemption of preferred stock                    -              -                -       (363,000)            -        (363,000)
   Issuance of long-term  debt                596,474        125,000          721,474          63,627      400,000          463,627
   Payment of long-term debt                (172,956)              -        (172,956)        (37,000)            -         (37,000)
   Issuance (Payment) of commercial paper   (410,307)              -        (410,307)         173,790            -          173,790
   Long-term debt received (paid)                   -              -                -         397,000    (397,000)                -
   Preferred stock dividends paid             (4,425)              -          (4,425)        (18,600)            -         (18,600)
   Common  stock dividends paid             (184,052)              -        (184,052)       (179,049)            -        (179,049)
   Net intercompany accounts payable          109,850      (109,850)                -          30,285     (30,285)                -
   Other                                          355              -              355        (20,914)            -         (20,914)
                                        -------------  -------------  --------------- ---------------  -----------  ---------------
Net Cash Provided by
   (Used in) Financing Activities       $      16,964  $      15,150  $        32,114 $        67,090  $  (27,285)  $        39,805
                                        -------------  -------------  --------------- ---------------  -----------  ---------------
Net (Decrease) Increase
   in Cash and Cash Equivalents         $      83,254              -  $        83,254 $      (64,984)            -  $      (64,984)
                                        =============  =============  =============== ===============  ===========  ===============
Cash and Cash Equivalents
    at Beginning of Period              $      94,508              -  $        94,508 $       128,602            -  $       128,602
Net (Decrease) Increase
    in Cash and Cash Equivalents        $      83,254              -  $        83,254 $      (64,984)            -  $      (64,984)
                                        -------------  -------------  --------------- ---------------  -----------  ---------------
Cash and Cash Equivalents
    at End of Period                    $     177,762              -  $       177,762 $        63,618            -  $        63,618
                                        =============  =============  =============== ===============  ===========  ===============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Review of Results
------------------------------

The following is a summary of transactions affecting comparative earnings and a discussion of material changes in revenues and expenses during the three and nine months ended September 30, 2001, compared to the three and nine months ended September 30, 2000. As mentioned in Note 1 to the Consolidated Financial Statements "Basis of Presentation", on November 8, 2000 we acquired all of the common stock of Eastern Enterprises ("Eastern") and EnergyNorth Inc. ("ENI") in a transaction accounted for as a purchase. As a result, consolidated comparisons in earnings, and revenues and expenses between reporting periods have been significantly affected by the addition of these operations. Capitalized terms used in the following discussion, but not otherwise defined, have the same meaning as when used in the Notes to the Consolidated Financial Statements included under Item 1. References to "KeySpan", "we", "us", and "our" mean KeySpan Corporation, together with its consolidated subsidiaries.

Consolidated results of operations for the three months ended September 30, 2001 reflect a loss of $36.6 million, or $0.26 per share, compared to earnings of $13.2 million, or $0.10 per share for the same period last year. Earnings for the nine months ended September 30, 2001 were $178.7 million, or $1.30 per share, compared to $223.8 million, or $1.67 per share for the corresponding period last year.

Reflected in results of operations for the three and nine months ended September 30, 2001 are losses incurred by the Roy Kay companies of $56.6 million, or $0.41 per share, and $92.2 million or $0.67 per share, respectively. These losses primarily reflect costs related to the discontinuance of the general contracting activities of these companies, costs to complete work on certain construction projects, and operating losses incurred. Certain remaining activities engaged in by the Roy Kay companies will be integrated with those of other KeySpan energy-related businesses. KeySpan and the former owners of the Roy Kay companies are currently engaged in litigation relating to the termination of the former owners, as well as other matters relating to the acquisition of the Roy Kay companies. (See Note 9 to the Consolidated Financial Statements, "Roy Kay Operations" and Part II Item 1. Legal Matters for a further discussion of these issues.)

Also included in the results of operations for the three and nine months ended September 30, 2001, is the reversal of a previously recorded loss provision regarding certain pending rate refund issues relating to the 1989 RICO class action settlement. This adjustment was due to the favorable United States Court of Appeals ruling received on September 28, 2001 and resulted in a positive after-tax adjustment to earnings of $20.1 million, or $0.15 per share. (See Part II Item 1. Legal Proceedings and Note 10 to the Consolidated Financial Statements "Class Action Settlement", for a further discussion of this matter.)

Excluding the losses incurred by the Roy Kay companies and the adjustment for the RICO class settlement, consolidated results of operations were break-even and $250.8 million for the three and nine months ended September 30, 2001, respectively.

In addition to the above issues, results of operations for the third quarter of 2001 were impacted by the expected seasonal losses incurred by our New England gas distribution companies, as well as higher interest expense as a result of higher levels of debt outstanding. For the nine months ended September 30, 2001, results of operations also reflect the favorable impact of winter heating gas sales from our New England gas distribution operations, cost reduction measures realized in 2001, and significantly higher earnings realized by our gas exploration and production activities.

Also affecting comparative earnings are certain corporate expenses that were not allocated to the operating segments last year, as well as an additional contribution made to the KeySpan Foundation last year.

Due to the acquisition of Eastern's and ENI's gas distribution companies, the seasonal impact of gas distribution operations on our business has increased. As a result, excluding special items, we expect to earn approximately 60%, and 30% to 35% of our yearly earnings in the first and fourth quarters, respectively and breakeven or marginally profitable earnings are anticipated to be achieved in the second and third quarters. Our 2001earnings forecast remains at a range of $2.50 to $2.60 per share, excluding the special items, and we currently expect earnings to be toward the middle of this range.

Revenues

Consolidated revenues are derived primarily from our two core operating segments
- Gas Distribution and Electric Services. For the nine months ended September 30, 2001, these two core segments accounted for approximately 73% of consolidated revenues. For the third quarter of 2001, consolidated revenues were $1.2 billion, compared to $947.1 million for the third quarter of 2000, an increase of $229.6 million or 24%. For the nine months ended September 30, 2001 consolidated revenues were $5.2 billion, compared to $3.2 billion for the nine months ended September 30, 2000, an increase of $2.0 billion or 63%. The increase in the quarter and nine months ended September 30, 2001 was due to: (i) increases in Gas Distribution revenues of $54.4 million and $1.3 billion, respectively; (ii) increases of $54.3 million and $341.8 million, respectively, from the Energy Services segment; and (iii) increases of $107.7 million and $419.8 million, respectively, from the Energy Investments segment.

Revenues from the Gas Distribution segment for the nine months ended September 30, 2001 benefitted from the acquisition of Eastern's and ENI's gas distribution operations, which added $969.6 million to revenues during this period, and from continued sales growth in our New York service territories, particularly on Long Island. Revenues from the Gas Distribution segment also include recovery of gas costs, which were significantly higher during the first nine months of 2001 than during the corresponding period last year. The increase in revenues from the Energy Services segment resulted from the acquisition of companies providing various energy-related services throughout the New York City metropolitan area, New England and Pennsylvania, and sales growth related to our gas and electric marketing subsidiary. The increase in revenues from our Energy Investments activities reflects higher revenues associated with (i) gas exploration and production activities; (ii) gas processing operations in Canada, which were accounted for under the equity method of accounting last year; and (iii) our newly acquired marine transportation operations, which were acquired as part of the Eastern acquisition.

Operating Expenses

Consolidated operating expenses for the third quarter of 2001 were $1.1 billion, compared to $855.1 million for the third quarter of 2000, an increase of $265.1 million. For the nine months ended September 30, 2001 consolidated operating expenses were $4.6 billion, compared to $2.7 billion for the corresponding period last year, an increase of $1.9 billion. The increase in comparative operating expenses in both periods of 2001 reflects, for the most part, costs associated with the addition of the Eastern and ENI companies, and for the nine months ended September 30, 2001, higher gas costs. Also contributing to the increase were operating expenses associated with the Roy Kay companies, including costs to discontinue their general contracting activities, of $95.9 million and $148.0 million for the three and nine months ended September 30, 2001, respectively, compared to $18.8 million and $49.5 million for the same periods last year.

The increase in gas costs of $977.4 million for the nine months ended September 30, 2001, compared to last year, resulted from the addition of the New England gas distribution operations which added $662.5 million to gas costs during the nine months ended September 30, 2001. In addition, significantly higher gas prices and sales growth associated with our two New York gas distribution subsidiaries and our gas and electric marketing subsidiary also contributed to the increased gas costs. Fluctuations in utility gas costs have little or no impact on operating results as the rate structure of each of our gas distribution utilities includes a gas cost recovery clause, pursuant to which variations between actual gas costs incurred and gas cost recoveries are deferred and refunded to or collected from customers in a subsequent period. Fluctuations in gas costs, however, can affect earnings of our gas and electric marketing subsidiary. This subsidiary employs, from time to time, a hedging strategy designed to reduce the risk associated with future gas prices.

Operations and maintenance expense, excluding the Roy Kay companies, increased by $114.9 million, or 31%, in the third quarter of 2001 compared to the corresponding period last year and by $499.6 million or 46% for the nine months ended September 30, 2001 compared to the same period last year. These increases are primarily the result of the acquisition of: (i) the Eastern and ENI subsidiaries which resulted in an increase in consolidated operations and maintenance expense of $122.2 million and $372.0 million for the quarter and nine months ended September 30, 2001, respectively; and (ii) companies providing various energy-related services, which resulted in an increase in operation and maintenance expense for the three and nine months ended September 30, 2001 of $34.0 million and $161.4 million, respectively. These increases to operation and maintenance expense were offset, in part, by the reversal of a $22 million previously recorded reserve regarding certain pending rate refund issues under a 1989 RICO class action settlement, as mentioned previously, as well as cost reduction measures realized during the year.

Other Income and Deductions

Other income and deductions includes equity income from subsidiaries in the Energy Investments segment. In addition, other income and deductions includes interest income from temporary cash investments, certain non- operating transactions and the effect on net income of the minority interest associated primarily with Houston Exploration. During the nine months ended September
30, 2000 we recorded a $5 million contribution to the KeySpan Foundation and a $6 million charge to write-off certain software projects.

Other Expense

Interest expense for the three and nine months ended September 30, 2001 was $81.8 million and $273.2 million respectively, compared to $42.8 million and $123.8 million for the corresponding periods last year. The increase in both periods in 2001 reflects higher levels of debt outstanding, primarily related to: (i) $1.65 billion of long-term debt and $308.6 million of commercial paper issued to finance the acquisition of Eastern and ENI; (ii) debt assumed in the Eastern and ENI acquisition; (iii) $625 million of Notes issued during the nine months ended September 30, 2001; (iv) debt incurred by our Canadian subsidiary; as well as (v) higher commercial paper borrowings to satisfy seasonal working capital needs. As part of the RICO class settlement adjustment noted earlier, we reversed $11.5 million of previously recorded carrying charges during the third quarter of 2001. During the nine months ended September 30, 2000, we recorded $9 million of these carrying charges.

Income tax expense generally reflects the level of pre-tax income in all periods. Further, during the third quarter of 2000, the basis for computing certain local income taxes was changed which partially offset the effect of lower earnings on comparative income tax expense for the nine months ended September 30, 2001.

Review of Operating Segments
----------------------------

Gas Distribution

KeySpan Energy Delivery New York ("KEDNY") provides gas distribution service to customers in the New York City Boroughs of Brooklyn, Queens and Staten Island, and KeySpan Energy Delivery Long Island ("KEDLI") provides gas distribution service to customers in the Long Island Counties of Nassau and Suffolk and the Rockaway Peninsula of Queens County. Our newly acquired gas distribution subsidiaries, Boston Gas Company, Colonial Gas Company, Essex Gas Company, and EnergyNorth Natural Gas Inc., each doing business under the name KeySpan Energy Delivery New England ("KEDNE"), provide gas distribution service to customers in Massachusetts and New Hampshire. Since the New England entities were acquired on November 8, 2000, results of operations for periods prior to such date do not reflect the operating results of these entities.

The table below highlights certain significant financial data and operating statistics for the Gas Distribution segment for the periods indicated.

                                                                                                          (In Thousands of Dollars)

                                                    Three Months           Three Months           Nine Months           Nine Months
                                                       Ended                  Ended                  Ended                 Ended
                                                    September 30,         September 30,          September 30,         September 30,
                                                        2001                   2000                  2001                   2000
---------------------------------------------  --------------------  ------------------  -------------------- ----------------------
Revenues                                       $            346,703  $          292,352  $          2,721,032 $            1,458,595
Cost of gas                                                 144,279             132,618             1,578,074                663,247
Revenue taxes                                                12,949              14,615                90,951                 78,695
---------------------------------------------  --------------------  ------------------  -------------------- ----------------------
Net Revenues                                                189,475             145,119             1,052,007                716,653
---------------------------------------------  --------------------  ------------------  -------------------- ----------------------
Operating expenses
  Operations and maintenance                                125,276             103,361               442,504                321,853
  Depreciation and amortization                              60,341              29,330               191,677                 86,698
  Operating taxes                                            37,581              33,456               111,359                 93,866
---------------------------------------------  --------------------  ------------------  -------------------- ----------------------
Total Operating Expenses                                    223,198             166,147               745,540                502,417
---------------------------------------------  --------------------  ------------------  -------------------- ----------------------
Operating Income (Loss)                                     (33,723)            (21,028)              306,467                214,236
Other Income and (Deductions)                                 2,714                 633                12,129                  7,465
---------------------------------------------  --------------------  ------------------  -------------------- ----------------------
Earnings (Loss) Before Interest and Taxes             $     (31,009) $          (20,395) $            318,596 $              221,701
---------------------------------------------  --------------------  ------------------  -------------------- ----------------------
Firm gas sales (MDTH)                                        23,095              17,547               189,317                125,318
Firm transportation (MDTH)                                   20,330               3,679                76,818                 19,306
Transportation - Electric
      Generation   (MDTH)                                    29,341              14,711                45,473                 45,342
Other sales (MDTH)                                           26,356              24,887                75,191                 67,380
Warmer than normal -  New York                               N/A                  N/A                  2.0%                   5.9%
Colder than normal - New England                             N/A                  N/A                  2.1%                   N/A
---------------------------------------------  --------------------  ------------------  -------------------- ----------------------

                     An MDTH is 10,000 therms (British Thermal Units) and reflects the heating content of approximately one million cubic feet of gas. A therm reflects the heating content of approximately 100 cubic feet of gas. One billion cubic feet
                     (BCF) of gas equals approximately 1,000 MDTH.

Net Revenues

Net gas revenues (revenues less the cost of gas and associated revenue taxes) increased by $335.4 million or 47% for the nine months ended September 30, 2001 compared to the corresponding period last year. The gas distribution operations of KEDNE added $307.1 million to net firm revenues during this period, while our New York gas distribution operations added the remaining $28.3 million. The increase in net firm revenues in New York was accomplished through the addition of new gas customers and through our continuing efforts to convert residential and commercial customers from oil-to-gas for space heating purposes, primarily on Long Island. Further, comparative net revenues in 2001 were favorably affected by the recovery of $14 million of previously deferred property taxes. These property taxes are currently being amortized through operating taxes and therefore do not benefit net income.

Net revenues during the nine months ended September 30, 2001 in our large volume heating markets and other interruptible (non-firm) markets, which include large apartment houses, government buildings and schools, were comparable to the sales in this market during the corresponding period of 2000. The majority of interruptible profits earned by KEDNE and KEDLI are returned to firm customers.

We believe significant growth opportunities exist on Long Island and in our New England service territories. We estimate that on Long Island less than 40% of the residential and multi-family markets, and approximately 55% of the commercial market currently use natural gas for space heating. Further, we estimate that in our New England service territories less than 50% of the residential and multi-family markets, and approximately 30% of the commercial market currently use natural gas for space heating purposes. In all our market segments we will continue to seek growth through the expansion of our gas distribution system, as well as through the conversion of residential homes from oil-to-gas for space heating purposes and the pursuit of opportunities to grow multi-family, industrial and commercial markets.

KEDNY and KEDLI each operate under a utility tariff that contains a weather normalization adjustment that largely offsets shortfalls or excesses of firm net revenues during a heating season due to variations from normal weather. The gas distribution operations of our New England based subsidiaries do not have a weather normalization adjustment and, as a result, fluctuations from normal weather may have a significant positive or negative effect on the results of these operations. To mitigate the effect of fluctuations in normal weather patterns on our financial position and cash flows, we will employ derivative hedging strategies for the up-coming winter. (See Note 6 to the Consolidated Financial Statements "Derivative Financial Instruments for further information.)

Sales, Transportation and Other Quantities

Firm gas sales and transportation quantities increased by 84% during the nine months ended September 30, 2001, compared to the same period in 2000. Our New England gas distribution operations added 120,790 Mdth to firm sales and transportation quantities during this period which represented the majority of this increase. Firm gas transportation quantities increased during the nine months ended September 30, 2001 compared to the comparable period in 2000, due to our continued natural gas deregulation initiatives and the addition of the New England gas distribution operations. Net revenues are not affected by customers opting to purchase their gas supply from other sources, since delivery rates charged to transportation customers generally are the same as delivery rates charged to full sales service customers.

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

Operating Expenses

Operating expenses increased by $ 57.1 million, or 34%, in the third quarter of 2001, and by $243.1 million, or 48%, for the nine months ended September 30, 2001 compared to the same periods last year, due primarily to the addition of the New England gas distribution operations, which added $87.6 million and $267.4 million to operating expenses for the three and nine months ended September 30, 2001, respectively. These amounts include operations and maintenance costs of $51.1 million and $159.8 million, depreciation and amortization charges of $28.4 million and $84.4 million, and general taxes of $8.1 million and $23.2 million, for the three and nine months ended September 30, 2001, respectively. Operating expenses related to our New York based gas distribution operations, have decreased for both the quarter and period ended September 30, 2001, compared to the comparable periods last year, as a result of cost reduction measures realized this year, the timing of certain operating expenses, and a change in our allocation methodology for general and administrative expenses pursuant to the SEC's requirements under the Public Utility Holding Company Act of 1935.

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

                                                                                                           (In Thousands of Dollars)

                                                 Three Months          Three Months          Nine Months           Nine Months
                                                     Ended                 Ended                Ended                 Ended
                                                 September 30,         September 30,        September 30,         September 30,
                                                     2001                  2000                 2001                   2000
-------------------------------------------  ---------------------  -------------------  -------------------  ----------------------
 Revenues                                    $             387,881  $           374,517  $         1,089,156           $   1,097,616
 Purchased fuel                                             87,401               94,482              241,055                 235,131
-------------------------------------------  ---------------------  -------------------  -------------------  ----------------------
Net Revenues                                               300,480              280,035              848,101                 862,485
-------------------------------------------  ---------------------  -------------------  -------------------  ----------------------
Operating expenses
  Operations and maintenance                               171,607              152,570              503,143                 497,861
  Depreciation                                              13,197               12,253               38,480                  36,814
  Operating taxes                                           38,931               40,418              120,600                 117,603
-------------------------------------------  ---------------------  -------------------  -------------------  ----------------------
Total Operating Expenses                                   223,735              205,241              662,223                 652,278
-------------------------------------------  ---------------------  -------------------  -------------------  ----------------------
Operating Income                                            76,745               74,794              185,878                 210,207
Other Income and (Deductions)                                1,909                4,136                6,118                     763
-------------------------------------------  ---------------------  -------------------  -------------------  ----------------------
Earnings Before Interest and Taxes           $              78,654  $            78,930  $           191,996  $              210,970
-------------------------------------------  ---------------------  -------------------  -------------------  ----------------------
Electric sales (MWH)*                                    1,869,712            1,431,616            4,185,332               3,938,130
Capacity (MW)*                                               2,200                2,168                2,200                   2,168
Cooling degree days                                            829                  589                1,183                     897
-------------------------------------------  ---------------------  -------------------  -------------------  ----------------------

                     *Reflects the operations of the Ravenswood facility only.

Net Revenues

Total electric net revenues increased by 7% for the third quarter of 2001, compared to the same quarter in 2000, and decreased slightly for the nine months ended September 30, 2001 compared to the same period last year. Net revenues from the Ravenswood facility were flat for the third quarter of 2001, compared to the same period in 2000, reflecting higher sales quantities to the New York Independent Systems Operator ("NYISO") energy markets as a result of warmer weather, offset by lower realized energy prices. Net revenues from the Ravenswood facility decreased by 4% for the nine months ended September 30, 2001 compared to the same period last year. This decrease reflects lower realized energy prices and significantly lower ancillary services revenues offset, in part, by effective hedging strategies. Energy sales quantities increased by 6% on a comparative basis. (Ancillary services include primarily spinning reserves and non-spinning reserves available to replace energy that is unable to be delivered due to the unexpected loss of a major energy source.) For both the quarter and nine months ended September 30,2001, weather was considerably warmer than the corresponding periods last year. Capacity and energy sales quantities, and realized energy prices for both the quarter and nine months ended September 30, 2001 were impacted by an increase in available capacity in New York City.

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

Revenues from the LIPA service agreements increased by 11% for the third quarter of 2001 compared to the same period last year. For the nine months ended September 30, 2001, revenues from the LIPA service agreements were comparable to last year. Included in revenues for both periods of 2001, are billings to LIPA for certain third party construction costs that were significantly higher than such billings last year. These revenues have no impact on net income since we record a similar amount of costs in operating expenses. Further, reflected in the nine months ended September 30, 2000, are revenues earned from the construction of an underground transmission line to reinforce the electric system capacity on the southfork of Long Island. These revenues also have no impact on net income. Excluding both the third party construction billings and revenues associated with the construction of the underground transmission line, revenues for both the quarter and nine months ended September 30, 2001 associated with the LIPA service agreements were comparable to such revenues earned during the same periods last year.

Operating Expenses

Operating expenses increased by $18.5 million, or 9% for the third quarter of 2001, compared to the corresponding period of 2000, primarily as a result of the increase in third party construction costs previously noted. Operating expenses for the nine months ended September 30, 2001 were comparable to the same period last year.

Other Matters

On September 5, 2001 the New York State Board on Electric Generation Siting and the Environment ("Siting Board") approved our application to build a new 250 MW cogeneration facility at the Ravenswood facility site. The new facility is expected to commence operations in 2003. The capacity and energy produced from this plant is anticipated to be sold into the NYISO energy markets. We are also progressing through the pre-application phase of the siting process with our proposal to build a similar 250 MW combined cycle electric generating facility on Long Island. This facility is anticipated to commence operations in 2004. We anticipate that 50% of the plant's capacity will be under long-term contract to LIPA. Further, we intend to build two 79 MW electric generating facilities on Long Island that, if built, will serve LIPA in the summer of 2002. We are currently evaluating various options for the financing of these facilities.

Under a "Generation Purchase Rights Agreement" LIPA has the right to purchase, at fair market value, all existing Long Island based generating assets during the twelve month period beginning on May 28, 2001. LIPA is currently evaluating the feasibility of purchasing these assets and has solicited proposals from interested parties to operate the generating facilities should it purchase such facilities. At this time, we can not predict whether LIPA will exercise its right to purchase these facilities, nor can we estimate the effect on our financial condition, results of operations or cash flows if LIPA were to exercise such right.

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

                                                                                                           (In Thousands of Dollars)


                                                    Three Months         Three Months          Nine Months           Nine Months
                                                        Ended                Ended                Ended                 Ended
                                                    September 30,        September 30,        September 30,         September 30,
                                                        2001                 2000                  2001                 2000
-----------------------------------------------  -------------------  -------------------  --------------------  ------------------
Unaffiliated revenues                            $           270,056  $           215,745  $            821,920  $          480,120
Intersegment revenues                                         23,318               15,903                44,706              48,061
Less: cost of gas and fuel                                    81,768               74,401               326,943             152,897
-----------------------------------------------  -------------------  -------------------  --------------------  ------------------
Net revenues                                                 211,606              157,247               539,683             375,284
Other operating expenses                                     263,768              136,223               636,367             322,220
-----------------------------------------------  -------------------  -------------------  --------------------  ------------------
Operating Income (Loss)                                      (52,162)              21,024               (96,684)             53,064
Other Income and (Deductions)                                    418                 (577)                1,460              (1,393)
-----------------------------------------------  -------------------  -------------------  --------------------  ------------------
Earnings (Loss) Before Interest and Taxes        $           (51,744) $            20,447  $            (95,224) $           51,671
-----------------------------------------------  -------------------  -------------------  --------------------  ------------------

The decrease in EBIT for both the quarter and nine months ended September 30, 2001 is primarily the result of the operations of the Roy Kay companies which incurred EBIT losses of $72.6 million and $133.7 million, respectively. We have decided to discontinue the general contracting activities of these companies and integrate their remaining activities with those of other KeySpan affiliates. (See Note 9 to the Consolidated Financial Statements "Roy Kay Operations" for further information.) Excluding the operations of the Roy Kay companies, EBIT for this segment was $20.8 million and $38.5 million for the quarter and nine months ended September 30, 2001, respectively. Further, EBIT for the quarter and nine months ended September 30, 2001 includes earnings from fuel-management services provided to the Ravenswood facility. A subsidiary within this segment, KeySpan Energy Supply Inc., provides the Ravenswood facility with energy procurement advisory services and acts as an energy broker for the sale of energy and ancillary services. For these services, KeySpan Energy Supply Inc. receives a management fee and shares in the operating profit generated by the Ravenswood facility on the sale of energy and ancillary services. Inter-company EBIT associated with these services for the three and nine months ended September 30, 2001 was $17.5 million and $37.5 million respectively. For the quarter and nine months ended September 30, 2000, these fuel-management services resulted in inter-company EBIT of $15.3 million and $45.4 million, respectively. The remaining companies in this segment reflected a slight decrease in EBIT for both the quarter and nine months ended September 30, 2001, compared to the same periods last year.

Energy Investments

The Energy Investment segment consists of our gas exploration and production operations as well as certain other domestic and international energy-related investments. Our gas exploration and production subsidiaries are engaged in gas and oil exploration and production, and the development and acquisition of domestic natural gas and oil properties. These investments consist of our 68% equity interest in Houston Exploration, as well as our wholly- owned subsidiary, KeySpan Exploration and Production, LLC.

This segment also consists of KeySpan Canada; our 20% interest in the Iroquois Gas Transmission System LP ("Iroquois"); and our 50% interest in the Premier Transmission Pipeline and 24.5% interest in Phoenix Natural Gas. Further, this segment includes our marine transportation subsidiary, Midland Enterprises, that was acquired as part of the Eastern acquisition. As previously indicated, we have been ordered by the SEC to divest this subsidiary by November 8, 2003.

Selected financial data and operating statistics for our gas exploration and production activities are set forth in the following table for the periods indicated.


                                                                                                          (In Thousands of Dollars)

                                                        Three Months            Three Months         Nine Months        Nine Months
                                                            Ended                  Ended                 Ended             Ended
                                                        September 30,          September 30,        September 30,      September 30,
                                                            2001                    2000                 2001               2000
-------------------------------------------------  --------------------- ------------------- --------------------  ----------------
Revenues                                           $            82,362  $           62,748  $            318,093  $         169,966
Depletion and amortization expense                              35,697              22,008               102,749             65,257
Other operating expenses                                        12,471               9,755                44,915             32,195
-------------------------------------------------  -------------------  ------------------  --------------------  -----------------
Operating Income                                                34,194              30,985               170,429             72,514
Other Income and (Deductions)*                                  (7,407)             (4,934)              (34,169)           (11,823)
-------------------------------------------------  -------------------  ------------------  --------------------  -----------------
Earnings Before Interest and Taxes*                $            26,787  $           26,051  $            136,260  $          60,691
-------------------------------------------------  -------------------  ------------------  --------------------  -----------------
Natural gas and oil production (Mmcf)                           23,265              19,172                69,947             58,228
Natural gas (per Mcf) realized                     $              3.50  $             3.24  $               4.53  $            2.88
Natural gas (per Mcf) unhedged                     $              2.72  $             4.22  $               4.71  $            3.33
Proved reserves at year-end (BCFe)                                 593                 558                   593                558
-------------------------------------------------  -------------------  ------------------  --------------------  -----------------

*Operating income above represents 100% of our gas exploration and production subsidiaries' results for the periods indicated. Earnings before interest and taxes, however, is adjusted to reflect minority interest and, accordingly, include 68% of Houston Exploration's results since April 1, 2000 and 64% of Houston Exploration's results for the prior period. Gas reserves and production are stated in BCFe and Mmcfe, which includes equivalent oil reserves.


Earnings Before Interest and Taxes

The increase in EBIT of $0.7 million and $75.6 million for the three and nine months ended September 30, 2001, respectively, compared to the corresponding periods last year, reflects a significant increase in revenues, partially offset by increases in operating expenses associated with higher production volumes. Further, our investment in Houston Exploration is currently 68%, compared to 64% for the first three months of 2000. Revenues for the third quarter of 2001 benefitted from the combined effect of a 21% increase in production volumes and an 8% increase in average realized gas prices (average wellhead price received for production including hedging gains and losses). For the nine months ended September 30, 2001, revenues benefitted from the combined effect of a 20% increase in production volumes and a 57% increase in average realized gas prices. The average realized gas price in the third quarter of 2001 was 129% of the average unhedged natural gas price and for the nine months ended September 30, 2001, the average realized gas price was 96% of the average unhedged natural gas price. Houston Exploration entered into derivative financial positions in 2000 to hedge a substantial portion of its anticipated 2001 and 2002 production. These derivative instruments are designed to provide Houston Exploration with a more predicable cash flow, as well as to reduce its exposure to adverse price fluctuations in natural gas. (See Note 6 to the Consolidated Financial Statements, "Derivative Financial Instruments" for further information.)

Due to the decrease in the price of natural gas since the beginning of the year however, we estimated that, as of September 30, 2001, using September prices, actual capitalized costs of our natural gas and oil properties (the "full cost pool") exceeded the ceiling test limitation imposed under full costs accounting rules. However, subsequent to September 30, 2001, natural gas prices increased such that we estimated, using November prices, that a "cushion" exists whereby the carrying value of the full cost pool was less than the ceiling limitation. Therefore, a write-down of the carrying value of our full cost pool, as of September 30, 2001 was not required. Natural gas prices continue to be volatile and the risk that we may be required to write-down our full cost pool increases when natural gas prices are depressed or if we have significant downward revisions in our estimated proved reserves. (See Note 11 to the Consolidated Financial Statements "Gas Exploration and Production Property - Depletion" for further information.)

At December 31, 2000, our gas exploration and production subsidiaries had 593 BCFe of net proved reserves of natural gas, of which approximately 77% were classified as proved developed.

Selected financial data and operating statistics for our other energy-related investments are set forth in the following table for the periods indicated.

                                                                                                 (In Thousands of Dollars)

                                                  Three Months            Three Months             Nine Months          Nine Months
                                                      Ended                  Ended                    Ended                Ended
                                                  September 30,          September 30,            September 30,        September 30,
                                                      2001                    2000                    2001                  2000
-------------------------------------------  --------------------- --------------------  ----------------------  ------------------
Revenues                                     $              89,778 $              1,649  $              276,332  $            4,650
Operation and maintenance expense                           71,043                3,434                 207,137               8,288
Other operating expenses                                    14,201                  680                  44,867               1,880
-------------------------------------------  --------------------- --------------------  ----------------------  ------------------
Operating Income                                             4,534               (2,465)                 24,328              (5,518)
Other Income and (Deductions)                                4,340                5,907                  13,064              19,993
-------------------------------------------  --------------------- --------------------  ----------------------  ------------------
Earnings Before Interest and Taxes           $               8,874 $              3,442  $               37,392  $           14,475
-------------------------------------------  --------------------- --------------------  ----------------------  ------------------

EBIT from these operations and investments increased by $5.4 million in the third quarter of 2001 and by $22.9 million for the nine months ended September 30, 2001, compared to the corresponding periods last year. The increase to EBIT in both periods was due primarily to our marine transportation operations which contributed $6.4 million and $18.6 million to EBIT for the three and nine months ended September 30, 2001, respectively, as well as from our additional ownership interest in KeySpan Canada. The marine transportation operations were acquired as part of the Eastern acquisition on November 8, 2000 and, as result, have not been reflected in our 2000 financial results. In the fourth quarter of 2000, we acquired the remaining 50% interest in KeySpan Canada, making us the sole owner. Results of operations associated with KeySpan Canada are now fully consolidated, whereas prior to this transaction, KeySpan Canada's results were reported as equity income in other income and deductions. EBIT in the first nine months of 2001from our investments in Iroquois and Northern Ireland were slightly greater than the comparable period last year.

We do not consider the businesses contained in this segment to be part of our core asset group. We have stated in the past that we may sell or otherwise dispose of all or a portion of our non-core assets. At this point in time, we can not predict when, or if any such sale or disposition may take place, or the effect that any such sale or disposition may have on our financial position, results of operations or cash flows.

Liquidity

Cash flow from operations for the nine months ended September 30, 2001, continues to reflect strong growth from our gas distribution operations, positive contributions from our electric operations and significant contributions from our gas exploration and production activities. As a result of the seasonal nature of our gas distribution operations, we incur significant cash expenditures during the summer and early fall to purchase and inject gas into our storage facilities. We recover these costs in subsequent periods as the gas is removed from storage and delivered to our customers, primarily during the winter, for space heating purposes. Significant cash flows are generated during the first two quarters of the subsequent fiscal year as we receive payment from customers for such heating season use. Due to the significant increase in gas costs during the summer and early fall of 2000, gas cost recoveries for the period ended September 30, 2001 were greater than such recoveries for the same period in 2000. Further, gas prices during the third quarter of 2001 were lower than this time last year, resulting in lower cash expenditures required to fill our storage facilities. Also, as stated earlier, our gas exploration and production activities benefitted from significantly higher gas prices during the first two quarters of 2001 compared to 2000. These enhancements to cash flow were partially offset by an increase in interest payments due to higher levels of outstanding debt.

At September 30, 2001, we had cash and temporary cash investments of $177.8 million. During September 2001, we replaced two existing revolving credit facilities of $700 million each, with one new credit facility which will continue to support our $1.4 billion commercial paper program. During the nine months ended September 30, 2001, we repaid $410.3 million of commercial paper and, at September 30, 2001, $889.9 million of commercial paper was outstanding at a weighted average annualized interest rate of 3.40%. We had available borrowing of $510.1 million at September 30, 2001.

Houston Exploration has an unsecured line of credit with a commercial bank that provides for a maximum commitment of $250 million, subject to a borrowing base limitation of $250 million. During the nine months ended September 30, 2001, Houston Exploration borrowed $83 million under this facility and repaid $168 million; at September 30, 2001, $60 million remained outstanding at a weighted average annualized interest rate of 6.81%. At September 30, 2001, Houston Exploration had available borrowings of $190 million. Also, KeySpan Canada has two revolving loan agreements with financial institutions in Canada. Borrowings under these agreements totaled approximately $4 million for the nine months ended September 30, 2001. At September 30, 2001, approximately $173 million was outstanding at a weighted average annualized interest rate of 4.87%. KeySpan Canada currently has available borrowings of approximately $32 million.

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

Capital Expenditures and Financing

Construction Expenditures

The table below sets forth our construction expenditures by operating segment for the periods indicated:

                                                                      (In Thousands of Dollars)

                                             Nine Months Ended           Nine Months Ended
                                            September 30, 2001          September 30, 2000
---------------------------------------  -------------------------  ---------------------------
Gas Distribution                         $                 219,137  $                   160,561
Electric Services                                           67,691                       42,421
Energy Investments                                         381,918                      189,830
Energy Services                                              9,111                       10,799
---------------------------------------  -------------------------  ---------------------------
                                         $                 677,857  $                   403,611
---------------------------------------  -------------------------  ---------------------------

Construction expenditures related to the Gas Distribution segment are primarily for the renewal and replacement of mains and services and for the expansion of the gas distribution system on Long Island and in New England. Construction expenditures for the Electric Services segment reflect primarily costs to maintain our electric generating facilities and costs to expand the Ravenswood facility. Construction expenditures related to the Energy Investments segment primarily reflect costs associated with our gas exploration and production activities. These costs are related to the development of properties in Southern Louisiana and in the Gulf of Mexico. Expenditures also include development costs associated with our joint venture with Houston Exploration, as well as costs related to Canadian affiliates.

The amount of future construction expenditures is reviewed on an ongoing basis and can be affected by timing, scope and changes in investment opportunities.

Financing

We have an effective shelf registration statement on file with the SEC for the issuance of up to $1 billion of debt or equity securities. In May 2001, we issued $500 million 6.15% Notes due June 1, 2006 leaving $500 million available for issuance. The proceeds from the issuance of these notes was used to repay a portion of outstanding commercial paper. KEDLI also has an effective shelf registration statement on file with the SEC for the issuance of up to $600 million of debt securities. In 2000, KEDLI issued $400 million 7.875% Notes due February 1, 2010. In January 2001, KEDLI issued an additional $125 million of medium term notes at 6.9% due January 15, 2008. The medium term notes issued by KEDLI are fully and unconditionally guaranteed by us.

We will continue to evaluate our capital structure and financing plans for the balance of the year. In order to take advantage of low cost debt opportunities currently available, we are reviewing certain financing alternatives. At the present time, however, we have not finalized our plans and we believe that our current sources of funding, (i.e., internally generated funds and the availability of commercial paper) is sufficient to meet our anticipated cash needs for the remainder of this year. As part of our strategy to increase our level of floating rate debt, in October 2001 we entered into several interest rate swap agreements on $1.3 billion of existing fixed rate medium and long-term debt and effectively replaced it with floating rate debt. These swap agreements were completed with several counterparties to reduce credit risk. These swap agreements are fair value hedges and qualify for hedge accounting. Additionally, in October, we entered into a swap agreement that effectively replaces $270 million of outstanding commercial paper with fixed rate debt. This swap agreement is a cash flow hedge and also qualifies for hedge accounting.

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

Environmental Matters

KeySpan is subject to various federal, state and local laws and regulatory programs related to the environment. Ongoing environmental compliance activities, which have not been material, are charged to operation and maintenance activities. We estimate that the remaining cost of our manufactured gas plant ("MGP") related environmental cleanup activities, including costs associated with the Ravenswood facility will be approximately $135 million and we have recorded a related liability for such amount. We have also recorded an additional $20 million liability representing the estimated environmental cleanup costs related to a former coal tar processing facility. Further, as of September 30, 2001, we have expended a total of $40 million. (See Note 4 to the Consolidated Financial Statements, "Environmental Matters.")

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts, are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings, pursuit of potential future acquisition or divestiture opportunities and sources of funding are forward-looking statements. Such forward- looking statements reflect numerous assumptions and involve a number of risks and uncertainties and actual results may differ materially from those discussed in such statements. Among the factors that could cause actual results to differ materially are: general economic trends; fluctuations in weather and in gas and electric prices; available sources and cost of fuel; federal and state regulatory initiatives that increase competition, threaten cost and investment recovery, and impact rate structures; our ability to successfully reduce our cost structure; the successful integration of our subsidiaries, including the Eastern companies; the degree to which we develop unregulated business ventures; our ability to identify and make complementary acquisitions, as well as the successful integration of such acquisitions; inflationary trends and interest rates; and other risks detailed from time to time in other reports and other documents filed by us with the SEC. For any of these statements, we claim the protection of the safe harbor for forward-looking information contained in the Private Securities Litigation Reform Act of 1995, as amended.

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

Regulatory Issues and the Competitive Environment

The Gas Industry - Long Island and New York

The NYPSC's December 26, 2000 Order Establishing Interim Rate Plan (the "Interim Agreement") provided, among other things, that marketers receive an incentive payment equal to 8% of the delivery charges they incurred to serve firm customers to encourage marketers to provide gas commodity sales to customers. The Interim Agreement and incentive payment expired on June 30, 2001. The Interim Agreement also provided that the parties resume negotiations on issues that were not resolved, including daily balancing, a migration program for cooking-only customers, a low income customer aggregation program, and a back out credit to be applied to rates charged to customers who migrate to a non-utility energy supplier. We continue to discuss these remaining issues with a number of interested parties.

The NYPSC also continues to conduct collaborative proceedings on ways to develop the competitive energy market in New York. On July 13, 2001, the presiding officers in the case issued their recommended decision ("RD"). The RD recommends that the NYPSC adopt an end state vision that includes removing the utilities from the provision of the energy (gas and electric) commodity. The RD also recommends that utilities exit the commodity function only where there is a workably competitive market. The RD states that the only market that is currently workably competitive is the commodity market for non-residential large- use gas customers. Parties filed briefs on and opposing exceptions to the RD. An order in this proceeding is pending.

In a seperate phase of the case the parties have discussed preparation of embedded cost of service studies by all gas and electric utilities in New York. The presiding administrative law judge (the "ALJ") recommended to the NYPSC at its October 24, 2000 public session that the NYPSC order the utilities to prepare abbreviated embedded cost of service studies by the end of February 2002. The ALJ further recommended that the NYPSC order the utilities to file unbundled rates reflecting the results of those studies by the end of March 2002. An order in this proceeding is also pending. We are unable, at this time, to predict the outcome of these proceedings or what effect, if any, they will have on our financial condition, results of operations or cash flows.

The Electric Industry - Long Island and New York City

As previously mentioned, our electric operations on Long Island are generally governed by service agreements with LIPA. The agreements have terms of eight to fifteen years and generally provide for recovery of virtually all costs of production, operation and maintenance. Although additional generating capacity and transmission interconnections for Long Island are in various stages of development, at this time, we face minimal competitive pressures associated with our electric operations on Long Island.

With our investment in the Ravenswood facility, we also have electric operations in New York City. We currently sell the energy produced by the Ravenswood facility, as well as its capacity and ancillary services, through bidding into the NYISO energy markets. New York City local reliability rules currently require that 80% of the electric capacity needs of New York City be provided by "in-city" generators. A total of over 500 MW of additional generating capacity was either placed in service or attained through improved generating facility operations over the past several months. The majority of this additional capacity was placed in service by the New York Power Authority; the Ravenswood facility increased its installed capacity by 32MW. At this time, we anticipate that we can continue to sell a significant portion of the capacity of the Ravenswood facility. We expect that the current local reliability rules will remain in effect at least through April 30, 2002. However, should new, more efficient electric power plants be built in New York City, the requirement that 80% of in-city load be served by in-city generators be modified, and/or the availability of the Ravenswood facility deteriorate, then capacity and energy sales volumes could be adversely affected. We cannot predict, however, when or if new power plants will be built or the nature of future New York City requirements.

Regional Transmission Organizations

In July 2001, the Federal Energy Regulatory Commission ("FERC") issued an order, the Regional Transmission Organization Order, requiring each of the three Northeast Independent System Operator systems, the NYISO, the Pennsylvania/New Jersey/Maryland Independent System Operator and the New England Independent System Operator to work towards establishing a single Northeast Regional Transmission Organization ("RTO"). In September 2001, the Administrative Law Judge issued a mediator's report to FERC which included an alternative plan to design and implement the RTO. The details of how the three Northeast Independent System Operator systems will combine and how the markets would develop are not yet known. We do not know how these proposed changes will impact the operations of the NYISO or its market rules. Furthermore, we are unable to determine to what extent, if any, this process will impact the Ravenswood facility's financial condition, results of operations or cash flows.

New York Independent System Operator Matters

We currently realize revenues from our investment in the Ravenswood facility through the wholesale sale of capacity, energy and ancillary services at FERC approved market based rates.

The Ravenswood facility currently sells its capacity, energy and ancillary services through bidding into the NYISO energy markets. It also has the ability to sell these services through bilateral and financial transactions.

As a condition of FERC's approval of the Ravenswood facility's market based rate authority, it is subject to certain mitigation measures associated with the sale of its products, the most significant of which are the capacity bid and price cap, and day ahead energy bid cap.

Currently, the Ravenswood facility's energy bids are evaluated against the energy price at Indian Point 2 ("Indian Point"). If the Ravenswood facility's bid prices become five percent greater than the price at Indian Point, the Ravenswood facility's bid price is not used. Instead, its bid is capped (mitigated) at the amount that the Ravenswood facility has bid during unmitigated hours in the prior 90 days. With respect to capacity, the Ravenswood facility, as a New York City mitigated supplier, is currently subject to an $112.95 per kW-year unforced capacity ("UCAP") bid and price cap.

Due to recent market activity and volatility in the New York energy markets, as well as the projected increased demand for energy during peak periods, the NYISO, NYPSC, Consolidated Edison and FERC have proposed, evaluated and implemented various market mitigation measures. Many of these mitigation measures will remain in effect in the near future and additional mitigation measures are expected to be proposed and possibly implemented. These measures are discussed below.

General Mitigation

On October 25, 2001, FERC granted the NYISO's requested extension of its Temporary Extraordinary Procedures ("TEP") authority until the Northeast RTO is operational and operating pursuant to market rules as established in the final rule to be issued in FERC's RTO market design and market structure rulemaking. The TEP are designed to address unanticipated market design flaws and transitional abnormalities which have occurred during the start-up period of the NYISO. Under the TEP, the NYISO may take Extraordinary Corrective Action in order to recalculate energy prices, when possible with reasonable certainty, that are incorrect due to market design flaws. However, the order requires the NYISO to narrow the scope of this TEP authority.

In addition, on March 1, 2001, Consolidated Edison requested that FERC revise the localized market power mitigation measures for generating units located in the New York City service area. Specifically, Consolidated Edison requested that existing bid mitigation measures be applied to the real-time market, as well as the day ahead market. Moreover, Consolidated Edison requested that the mitigation measures apply to all existing and planned New York City generation and not only the divested Consolidated Edison generation. On July 20, 2001, FERC approved Consolidated Edison's request through October 31, 2001. In its order approving Consolidated Edison's request, FERC instructed the NYISO to file a proposed schedule and implementation plan for these mitigation measures and on July 30, 2001, the NYISO informed FERC that the earliest date it would be able to expand its existing day-ahead in-city mitigation measures to the rest of the in-city generators would be August 28, 2001. In addition, the NYISO informed FERC that it was unable to implement some of the requested mitigation measures in the real- time market. On October 5, 2001, Consolidated Edison requested FERC extend the revised localized market power mitigation measures through October 31, 2002. This extension has not been agreed to nor approved by FERC and it is opposed by several parties including Ravenswood. It is not known to what extent this may impact Ravenswood's financial condition, results of operation or cash flows.

The NYISO has also developed an Automatic Mitigation Procedure (AMP) which, according to the NYISO, is intended to implement existing day-ahead mitigation measures automatically rather than on a one day lag. On June 28, 2001, FERC approved the NYISO's proposed AMP but has required the NYISO to make additional filings in order to justify its continued use beyond October 31, 2001. On September 28, 2001, the NYISO requested FERC extend the expiration date of the AMP to October 31, 2002. This extension has not been agreed to nor approved by FERC and it is opposed by several parties including Ravenswood. It is not known to what extent this may impact Ravenswood's financial condition, results of operation or cash flows.

Energy Mitigation

On October 25, 2001, FERC granted the NYISO's requested extension of the $1,000 per MWh energy price bid cap until the Northeast RTO is operational and operating pursuant to market rules as established in the final rule to be issued in FERC's RTO market design and market structure rulemaking.

Capacity Mitigation

The NYISO and market participants have been discussing the implementation of a revised capacity market. Currently, a generator may sell 100% of its dependable maximum net capacity, otherwise known as installed capacity ("ICAP"). The proposed revision would reduce this amount by taking into account a generating unit's forced outage rate, and capacity would be measured in terms of unforced capacity ("UCAP"). In addition, it has been proposed that the obligation procurement period be revised from six months to one month. On September 4, 2001, FERC accepted NYISO's tariff revisions to implement a capacity market based on UCAP and reduce the length of the obligation procurement period from six months to one month. In addition, FERC directed the NYISO to translate the existing $105 per kW-year bid and price cap based on the most recent 12-month availability data. On October 4, 2001, the NYISO made its compliance filing in response to the September 4th order and indicated that based on availability data for the most recent 12-month period, the bid and price cap for In-City UCAP would be $112.95 per kW-year. Ravenswood and other In-City generation owners requested rehearing of FERC's September 4th order claiming that the translation of the bid and price cap based solely on a brief 12-month time period was not accurate. However, the NYISO is conducting capacity auctions for the 2001/2002 winter capability periods based on the $112.95 per kW-year bid and price cap. It is not known to what extent this may impact the Ravenswood facility's financial condition, results of operations or cash flows.

Other Matters

In October, American National Power, Inc. ("ANP") filed a complaint with the FERC requesting that the June 26, 1997 Power Supply Agreement (the "PSA") between KeySpan Generation LLC and LIPA be reformed to amend Section 4.3 of the PSA. Section 4.3 provides that LIPA is responsible for all transmission reinforcements required by any new generation, sufficient to maintain the deliverability of the electricity produced by the generation facilities owned by KeySpan Generation LLC. ANP claims that Section 4.3 will allow LIPA to require ANP to pay a disproportionate share of the interconnection costs associated with ANP's proposed Brookhaven facility. The decision for the defendant's response to the complaint at FERC is October 31 ,2001.

Penalties

On July 2, 2001, the NYISO submitted to FERC for approval a proposal to impose penalties on generators that exercise market power. On August 31, 2001, FERC accepted in part and rejected in part the NYISO's proposal. Specifically, FERC accepted the NYISO's proposal to impose financial penalties on generators that submit false information and fail to follow NYISO's dispatch instructions, as well as on load-serving entities (LSEs) that repeatedly cause operational problems by underscheduling in the day-ahead market. However, FERC denied the NYISO's proposal to levy new financial penalties on generators for repeated exercises of market power. Although we do not anticipate being subject to any such penalties, it is not known to what extent these revisions may impact the Ravenswood facility's financial condition, results of operations or cash flows.


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

KeySpan has been cooperating in preliminary inquiries regarding trading in KeySpan Corporation stock by individual officers of KeySpan prior to the July 17, 2001 announcement that KeySpan was taking a special charge in its energy services business and otherwise reducing its 2001 earnings forecast. These inquiries are being conducted by the U.S. Attorney's Office, Southern District of New York, and the U.S. Securities and Exchange Commission. In addition, KeySpan and certain of its officers and directors are defendants in a number of class action lawsuits filed in the United States District Court for the Eastern District of New York after the July 17th announcement. These lawsuits allege, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), in connection with disclosures relating to or following the acquisition of the Roy Kay Companies by KeySpan Services, Inc., a KeySpan subsidiary. Finally, in October 2001, a shareholder's derivative action was commenced in the same court against certain officers and directors of KeySpan, alleging, among other things, breaches of fiduciary duty, violations of the New York Business Corporation Law and violations of Section 20(a) of the Exchange Act. Each of the proceedings seeks monetary damages in an unspecified amount. We are unable to determine the outcome of these proceedings and what effect, if any, such outcome will have on our financial condition, results of operations or cash flows.

On September 28, 2001, the United States Court of Appeals for the Second Circuit (the "Second Circuit") issued an Order reversing a decision of the United States District Court for the Eastern District of New York which would have required KeySpan to pay approximately $22 million, plus interest for violating the terms of a 1989 class action settlement of a RICO class action (County of Suffolk, et al., v. Long Island Lighting Company, et al.). Under the class settlement, KeySpan's predecessor, Long Island Lighting Company, was required to pay $390 million in the form of rate reductions to a class of electric ratepayers. For additional information concerning this settlement see Note 10 to the Consolidated Financial Statements "Class Action Settlement" and our Annual Report on Form 10-K for the year ended December 31, 2000 Note 9 "Contractual Obligations and Contingencies".

The current appeal involved a district court decision which held that the rate reductions to electric ratepayers should have been increased to reflect the amount of gross receipt tax savings attributable to the reduction in ratepayers' electric bills pursuant to the class settlement. The Second Circuit, however, disagreed and concluded that no additional amounts were owed to such ratepayers as the district court incorrectly interpreted the class settlement to have required KeySpan to pass along rate reductions to electric ratepayers exclusive of any corresponding gross receipt tax savings. Accordingly, we have reversed a prior loss provision and recorded an after-tax benefit of $20.1 million.




Item 6.  Exhibits and Reports on Form 8-K

(a)        Exhibits

None.

(b)        Reports on Form 8-K

In our report on Form 8-K dated July 26, 2001, KeySpan reported the issuance of a press release concerning, among other matters, its earnings for the quarter ended June 30, 2001.

----------------------
*Filed Herewith

                      KEYSPAN CORPORATION AND SUBSIDIARIES
                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned there unto duly authorized.

                                               KEYSPAN CORPORATION
                                                   (Registrant)







Date: November 14, 2001                         /s/ Gerald Luterman
                                             -------------------------------
                                                    Gerald Luterman
                                               Senior Vice President and
                                               Chief Financial Officer


Date: November 14, 2001                         /s/ Ronald S. Jendras
                                             -------------------------------
                                                  Ronald S. Jendras
                                                Vice President, Controller
                                                and Chief Accounting Officer