Form 10-K
period 2001-12-31
KEYSPAN CORP
filed 2002-03-14
CIK 1062379

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
[X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


            For the period from January 1, 2001 to December 31, 2001

                         Commission File Number 1-14161

                               KEYSPAN CORPORATION
             (Exact name of registrant as specified in its charter)


                           NEW YORK                                              11-3431358
(State or other jurisdiction of incorporation or organization)      (I.R.S. employer identification no.)
           One MetroTech Center, Brooklyn, New York                                11201
        175 East Old Country Road, Hicksville, New York                            11801
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

         As of March 1, 2002, the aggregate market value of the common stock held by non-affiliates (139,971,853 shares) of the registrant was $4,571,480,718.98 based on the closing price, on such date, of $32.66 per share.

         As of March 1, 2002, there were 158,837,654 shares of common stock, $.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Proxy Statement dated on or about March 22, 2002 is incorporated by reference into Part III hereof.

                                                KEYSPAN CORPORATION
                                                INDEX TO FORM 10-K

                                                                                                               Page
                                                                                                               ----

                                                      Part I
Item 1. Description of the Business................................................................................
Item 2. Properties.................................................................................................
Item 3. Legal Proceedings..........................................................................................
Item 4. Submission of Matters to a Vote of Security Holders........................................................

                                                      Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters......................................
Item 6. Selected Financial Data....................................................................................
Item 7. Management's Discussion and Analysis of Financial Condition and
Results of Operations
Item 7A Quantitative and Qualitative Disclosures About Market Risk ................................................
Item 8. Financial Statements and Supplementary Data ...............................................................
Item 9. Changes in and Disagreements with Accountants on Accounting and
                           Financial Disclosure....................................................................

                                                     Part III

Item 10.  Directors and Executive Officers of the Registrant
Item 11.  Executive Compensation
Item 12.  Security Ownership of Certain Beneficial Owners and Management
Item 13.  Certain Relationships and Related Transactions
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

PART I

Item 1.  Description of the Business

                               Corporate Overview

KeySpan Corporation ("KeySpan"), a New York corporation, is a member of the Standard and Poor's 500 Index and a registered holding company under the Public Utility Holding Company Act of 1935, as amended ("PUHCA"). KeySpan was formed in May 1998, as a result of the business combination of KeySpan Energy Corporation, the parent of The Brooklyn Union Gas Company, and certain businesses of the Long Island Lighting Company ("LILCO"). On November 8, 2000, we acquired Eastern Enterprises ("Eastern"), a Massachusetts business trust, that primarily owns three gas utilities operating in Massachusetts, Boston Gas Company ("Boston Gas"), Colonial Gas Company ("Colonial Gas") and Essex Gas Company ("Essex Gas"), as well as EnergyNorth Natural Gas, Inc. ("EnergyNorth"), a gas utility operating principally in central New Hampshire. As used herein, "KeySpan," "we," "us" and "our" refers to KeySpan, its six principal gas distribution subsidiaries, and its other regulated and unregulated subsidiaries, individually and in the aggregate.

Under our holding company structure, we have no independent operations and conduct substantially all of our operations through our subsidiaries. Our subsidiaries operate in the following businesses: Gas Distribution, Electric Services, Energy Services and Energy Investments.

The Gas Distribution segment consists of our six regulated gas distribution subsidiaries, which operate in New York, Massachusetts and New Hampshire and serve approximately 2.5 million customers.

The Electric Services segment consists of subsidiaries that operate the electric transmission and distribution ("T&D") system owned by the Long Island Power Authority ("LIPA"); provide energy conversion services for LIPA from our generating facilities located on Long Island; and manage fuel supplies for LIPA to fuel our approximately 4,000 megawatts of Long Island generating facilities. The electric services segment also includes subsidiaries that own, lease and operate the 2,200 megawatt Ravenswood electric generation facility (the "Ravenswood facility"), located in Queens County in New York City.

The Energy Services segment primarily provides energy-related services to customers primarily located within the New York, New Jersey, Massachusetts, New Hampshire, Rhode Island and Pennsylvania through various subsidiaries that operate under the following principal four lines of business: (i) home energy services; (ii) business solutions; (iii) commodity procurement; and (iv) fiber optic services.

We are also engaged in Energy Investments which includes: (i) gas exploration and production activities; (ii) domestic pipelines and gas storage facilities;
(iii) midstream natural gas processing activities in Canada; and (iv) natural gas distribution and pipeline activities in the United Kingdom.

KeySpan's vision is to be the premier energy company in the Northeastern United States. To help us achieve that goal, we acquired the operations of Eastern and EnergyNorth in November 2000, establishing KeySpan as the largest gas distribution company in the Northeast and the fifth largest in the United States. The increased size and scope of the company should enable us to provide enhanced cost-effective customer service; offer our existing customers other services and products by implementing innovative marketing techniques and building upon our existing relationships; and capitalize on the above-average growth opportunities for natural gas expansion in the Northeast by expanding our infrastructure primarily on Long Island and in New England.

The key element of our business strategy is the continued focus and growth of our Gas Distribution, Electric Services and Energy Services businesses. We are also exploring the sale of some or all of our assets in the Energy Investments segment. KeySpan's financial statements are prepared on the basis of reporting its operations under the following four business segments: Gas Distribution, Electric Services, Energy Services and Energy Investments. Additional
information about KeySpan's industry segments is contained in Note 2 to the Consolidated Financial Statements, "Business Segments" included herein and incorporated by reference thereto.

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

Among the factors that could cause  actual  results to differ  materially  are:

-    general economic conditions, especially in the Northeast United States;

-    our ability to successfully reduce our cost structure;

-    implementation of new accounting standards;

-    inflationary trends and interest rates;

- the ability of KeySpan to identify and make complementary acquisitions, as well as the successful integration of such acquisitions;


-    available sources and cost of fuel;

-    federal  and  state  regulatory   initiatives  that  increase  competition,
     threaten cost and investment recovery, and impact the rate structures of our regulated businesses;

- the exercise by LIPA of its right to acquire our Long Island generation operations and the possible deployment of the proceeds received in connection therewith;

- potential write-down of our investment in natural gas properties when natural gas prices are depressed or if we have significant downward revisions in our estimated proved gas reserves;

- competition in general facing our unregulated Energy Services businesses, including but not limited to competition from other mechanical, HVAC, and engineering companies;

- the degree to which we develop unregulated business ventures, as well as federal and state regulatory policies affecting our ability to retain and operate such business ventures;

- other risks detailed from time to time in other reports and other documents filed by KeySpan with the Securities and Exchange Commission ("SEC").

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

KeySpan's principal executive offices are located at One MetroTech
Center, Brooklyn, New York 11201 and 175 East Old Country Road, Hicksville, New York 11801 and its telephone numbers are (718) 403-1000 (Brooklyn) and (516) 755-6650 (Hicksville). Financial and other information is also available through the World Wide Web at http://www.keyspanenergy.com (Investor Relations section).

                            Gas Distribution Overview

Our gas distribution activities are conducted by our six regulated gas distribution subsidiaries, which operate in three states in the Northeast - New York, Massachusetts and New Hampshire. We are the fifth largest gas distribution company in the United States and the largest in the Northeast, with approximately 2.5 million customers served within an aggregate service area covering 4,273 square miles. In New York, The Brooklyn Union Gas Company doing business as KeySpan Energy Delivery New York ("KEDNY") provides gas distribution services to customers in the New York City Boroughs of Brooklyn, Queens and Staten Island; and KeySpan Gas East Corporation doing business as KeySpan Energy Delivery Long Island ("KEDLI") provides gas distribution services to customers in the Long Island Counties of Nassau and Suffolk and the Rockaway Peninsula of Queens County. In Massachusetts, Boston Gas distributes natural gas in eastern and central Massachusetts; Colonial Gas distributes natural gas in Cape Cod and eastern Massachusetts; and Essex Gas distributes natural gas in eastern Massachusetts. In New Hampshire, EnergyNorth distributes gas to customers principally located in central New Hampshire. Our New England gas companies all do business as KeySpan Energy Delivery New England ("KEDNE").

In New York there are two separate, but contiguous service territories served by KEDNY and KEDLI, comprising approximately 1,417 square miles, and 1.66 million customers. In

Massachusetts, Boston Gas, Colonial Gas and Essex Gas serve three contiguous service territories consisting of 1,934 square miles and approximately 768,000 customers. In New Hampshire, EnergyNorth has a service territory that is contiguous to Colonial's and is within 30 to 85 miles of the greater Boston area. EnergyNorth provides service to approximately 75,000 customers over a service area of approximately 922 square miles. Collectively, KeySpan owns and operates gas distribution, transmission and storage systems that consist of approximately 21,000 miles of gas mains and distribution pipelines and 576 miles of transmission pipelines, as well as two major gas storage facilities.

Gas is offered for sale to residential and small commercial customers on a "firm" basis, and to most large commercial and industrial customers on a "firm" or "interruptible" basis. "Firm" service is offered to customers under tariffed schedules or contracts that anticipate no interruptions, whereas "interruptible" service is offered to customers under schedules or contracts that anticipate and permit interruption on short notice, generally in peak-load seasons or for system reliability reasons. We have restructured our gas supply and capacity contracts to reduce fixed costs and to minimize the risk of stranded costs. We maintain sufficient gas supply and capacity contracts to serve our customers, maintain system reliability and system operations, and to meet our obligation to serve. Over the long term, we intend to minimize our costs by purchasing gas at points within or in close proximity to our market area, which will only require us to contract for firm short-haul rather than long-haul transportation capacity.

Gas is available at any time of the year on an interruptible basis, if supply is sufficient and the gas delivery system is operationally adequate. KeySpan actively promotes a competitive retail gas market by making capacity available to retail marketers that are unable to obtain their own capacity. KeySpan also participates in interstate markets by releasing pipeline capacity or by bundling gas supply and pipeline capacity for "off-system" sales. An "off-system" customer consumes gas at facilities located outside of our service territories by connecting to our facilities or another transporter's facilities at a point of delivery agreed to by us and the customer.

KeySpan purchases natural gas for sale to customers under both long-and short-term supply contracts, and on the spot market, under firm transportation contracts. In addition, KeySpan contracts for firm capacity in natural gas underground storage facilities and for winter peaking supplies.

KeySpan sells gas to firm gas customers at its cost for such gas, plus a charge designed to recover the costs of distribution (including a return of and a return on capital invested in our distribution facilities). We share with our firm gas customers net revenues (operating revenues less the cost of gas) from off-system sales and capacity release transactions. Further, net revenues from tariff gas balancing services and certain on-system sales are refunded, for the most part, to firm customers subject to certain sharing provisions.


Our gas operations can be significantly affected by seasonal weather conditions. Traditionally, annual revenues are substantially realized during the heating season as a result of higher sales of gas due to cold weather. Accordingly, operating results historically are most favorable in the first and fourth calendar quarters. KEDNY and KEDLI each operate under a tariff that contains a weather normalization adjustment that provides for recovery from or refund to firm customers of material shortfalls or excesses of firm net revenues (revenues less applicable gas costs) during a heating season due to variations from normal weather. However, the tariffs for our four KEDNE gas distribution companies do not contain such a weather normalization adjustment and, therefore, fluctuations in seasonal weather conditions between years may have a significant effect on results of operations and cash flows for these four subsidiaries. For additional discussion, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulation and Rate Matters".

Gas sales and revenues for 2001 by class of customer are set forth below:


                                                          Sales                  Revenues               Revenues
Customer                                                  (MDTH)             (thousands of $)         (% of Total)
-------------------------------------------------- --------------------  ------------------------ ---------------------
Firm
Residential Heating                                             152,725                 1,944,414                 53.81
Residential Non-Heating                                          12,412                   255,623                  7.07
Temperature-Controlled heating                                   28,694                   191,504                  5.30
Commercial / Industrial                                          67,642                   733,560                 20.30
                                                   --------------------  ------------------------ ---------------------
Total Firm                                                      261,473                 3,125,101                 86.48
                                                   --------------------  ------------------------ ---------------------
Firm Transportation                                             101,000                    87,089                  2.41
Transportation - Electric Generation                             64,578                     7,496                   .21
                                                   --------------------  ------------------------ ---------------------
Total Firm Transportation                                       165,578                    94,585                  2.62
                                                   --------------------  ------------------------ ---------------------
   Total Firm Gas Sales and Transportation                      427,051                 3,219,686                 89.10
Interruptible                                                     7,235                    47,082                  1.30
Off-System Sales                                                 40,058                   138,415                  3.83
Transportation                                                   59,507                   154,905                  4.29
                                                   --------------------  ------------------------ ---------------------
   Total Gas Sales and Transportation                           533,851                 3,560,088                 98.52
Other Retail Services                                                 -                    53,463                  1.48
                                                   --------------------  ------------------------ ---------------------
   Total Sales and Revenues                                     533,851                 3,613,551                100.00
                                                   ====================  ======================== =====================

Further information and statistics regarding our Gas Distribution segment see
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, "Gas Distribution."

New York Gas Distribution System - KEDNY and KEDLI

Supply and Storage

KEDNY and KEDLI have contracts for the purchase of firm long-term transportation and underground storage services. Gas supplies are purchased under long and short-term contracts, as well as on the spot market. Gas supplies are transported by interstate pipelines from domestic and Canadian supply basins. Peaking supplies are available to meet system requirements during winter periods.

Peak-Day Capability. The design criteria for the New York gas system assumes an average temperature of 0(0)F for peak-day demand. Under such criteria, we estimate that the requirements to supply our firm gas customers would amount to approximately 1,993 MDTH of gas for a peak-day during the 2001/02 winter season and that the gas available to us on such a peak-day amounts to approximately 2,036 MDTH. For the 2002/03 winter season, we estimate the peak-day requirements will amount to 1,996 MDTH and that the gas supplies available on such a peak-day amount to approximately 2,046 MDTH . The 2001/02 winter peak-day throughput to our New York customers was 1,411 MDTH, which occurred on December 31, 2001 at an average temperature of 26 F, representing 69% of our per day capability at that time. We plan to have sufficient gas available to meet the requirements of firm gas customers for both the 2001/02 and 2002/03 winter seasons. Our New York firm gas peak-day capability is summarized in the following table:


Source                          MDTH per                % of Total
                                  day
--------------------- --- -------------------- ---- -------------------

Pipeline...........               752                       37
Underground Storage               779                       38
Peaking Supplies...               505                       25
                                  ---                       --
Total                            2,036                      100
--------------------- --- ==================== ---- ===================

Pipelines. Our New York based gas distribution utilities purchase natural gas for sale to their New York gas customers under contracts with suppliers with natural gas located in domestic and Canadian supply basins and arrange for its transportation to our facilities under firm long-term contracts with interstate pipeline companies. For the 2001/02 winter, approximately 76% of our New York natural gas supply was available from domestic sources and 24% from Canadian sources. We have available under firm contract 752 MDTH per day of year-round and seasonal pipeline transportation capacity to our facilities in the New York City metropolitan area. Major providers of interstate pipeline capacity and related services to us include: Transcontinental Gas Pipe Line Corporation ("Transco"), Texas Eastern Transmission Corporation ("Tetco"), Iroquois Gas Transmission System ("Iroquois"), Tennessee Gas Pipeline Company ("Tennessee"), Dominion Transmission Incorporated ("Dominion"), and Texas Gas Transmission Company.

Underground Storage. In order to meet higher winter demand in our New York service territories, we also have long-term contracts with Transco, Tetco, Tennessee, Dominion, Equitrans, Inc., and Honeoye Storage Corporation ("Honeoye"), for underground storage capacity of 59,058 MDTH for the winter season and 779 MDTH per day of maximum deliverability.

Peaking Supplies. In addition to the pipeline and underground storage supply, we supplement our winter supply portfolio with peaking supplies that are available on the coldest days of the year to economically meet the increased requirements of our heating customers. Our peaking supplies include gas provided by: (i) two liquefied natural gas ("LNG") plants; and (ii) peaking supply contracts with four cogeneration facilities/independent power producers located in our franchise areas, as well as with the New York Power Authority ("NYPA"). For the 2001/02 winter season, we had the capability to provide a maximum peak-day supply of 505 MDTH on excessively cold days. The LNG plants have a storage capacity of approximately 2,053 MDTH and peak-day throughput capacity of 394.5 MDTH, or 19% of peak-day supply. We also have contract rights with Trigen Services Corporation, Brooklyn Navy Cogeneration Partners, LP, Nissequogue Cogen Partners, TBG Cogen Partners, and the New York Power Authority to purchase peaking supplies with a maximum daily capacity of 110 MDTH and total available peaking supplies during the winter season of 3,349 MDTH.

Gas Supply Management.

In April 1, 2000, through a subsidiary, we entered into a two-year agreement with Coral Energy, LLC, ("Coral") in which Coral was contracted to assist with the New York gas distribution energy supply management services and our energy-management services undertaken on behalf of LIPA. The agreement was scheduled to expire on March 31, 2002, and both parties have agreed to a one year extension through March 31, 2003.

Gas Costs. Fluctuations in utility gas costs have little impact on the operating results of KEDNY and KEDLI, since the current gas rate structure of each of these companies includes a gas adjustment clause whereby variations between actual gas costs and gas cost recoveries are deferred and subsequently refunded to or collected from customers.

Deregulation. Regulatory actions, economic factors and changes in customers and their preferences continue to reshape our gas operations. A number of multi-family, commercial and industrial customers and residential customers currently purchase their gas supplies from natural gas marketers and then contract with us for local transportation, balancing and other unbundled services. In addition, our New York gas distribution companies release firm capacity on our interstate pipeline transportation contracts to natural gas marketers to ensure the marketers' gas supply is delivered on a firm basis and in a reliable manner to their customers. Since 1996, when New York State regulators implemented policies designed to encourage customers to purchase their gas from suppliers other than the traditional gas utilities, approximately 136,000 gas customers have opted to purchase their gas from marketers instead of KEDNY or KEDLI. This trend has slowed somewhat in recent months as policies towards additional deregulation are being reevaluated by utility regulators nationwide.

New England Gas Distribution Systems

Supply and Storage

KEDNE has contracts for the purchase of firm long-term transportation and underground storage services. Gas supplies are purchased under long and short-term contracts, as well as on the spot market. Gas supplies are transported by interstate pipelines from domestic and Canadian supply basins. Peaking supplies are available to meet system requirements during winter periods.

Peak-Day Capability. The design criteria for our New England gas systems assumes an average temperature of -6(0)F for peak-day demand. Under such criteria, KEDNE estimates that the requirements to supply their firm gas customers would amount to approximately 1,245 MDTH of gas for a peak-day during the 2001/2002 winter season and that the gas available to KEDNE on such a peak-day would amount to approximately 1,317 MDTH. For the 2002/2003 winter season, KEDNE estimates that the peak-day requirements will amount to 1,294 MDTH and that the gas supplies available on such a peak-day will amount to approximately 1,317 MDTH.

During 2001, the highest daily throughput to our New England customers was 947 MDTH, which occurred on February 11, 2001 at an average temperature of 17 F, representing 72% of KEDNE's capability at that time. KEDNE has sufficient gas available to meet the requirements of their firm gas customers for the 2001/2002 winter gas season and anticipate that they will have sufficient quantities for the 2002/2003 winter season. The firm gas peak day capability of KEDNE is summarized in the following table:


Source                                   MDTH per                % of Total
                                            day
------------------------------ ---  ------------------- --- --------------------

Pipeline...................                 436                      33
Underground Storage........                 270                      21
Peaking Supplies...........                 611                      46
                                            ---                      --
Total                                      1,317                    100
------------------------------ ---  =================== --- ====================


Pipelines. Our New England based gas distribution utilities purchase natural gas for sale to their gas customers under contracts with suppliers with natural gas located in domestic and Canadian supply basins and arrange for transportation to their facilities under firm long-term contracts with interstate pipeline companies. During the 2001/2002 winter season, approximately 77% of KEDNE's natural gas supply was available from domestic sources and 23% from Canadian sources.

Underground Storage. KEDNE has available under firm contract 706 MDTH per day of year-round and seasonal transportation and underground storage capacity to their facilities in New England. Major providers of interstate pipeline capacity and related services to the KEDNE companies include: Tetco, Iroquois, Maritimes and Northeast Pipeline, Tennessee, Algonquin Gas Transmission Company and Portland Natural Gas Transmission System. Moreover, KEDNE has long-term contracts with Tetco, Tennessee, Dominion, National Fuel Gas Supply Corporation and Honeoye for underground storage capacity of 23,205 MDTH and 270 MDTH per day of maximum deliverability.

Peaking Supplies. The KEDNE gas supply portfolio is supplemented with peaking supplies that are available on the coldest days of the year in order to economically meet the increased requirements of our heating customers. Peaking supplies include gas provided by both LNG and propane air plants located within the distribution system, as well as two leased facilities outside of our distribution systems located in Providence, Rhode Island and Everett, MA. For the 2001/2002 winter season, KEDNE had the capability to provide a peak-day supply of 611 MDTH on excessively cold days or 46% of peak-day supply.

Gas Supply Management. Since November 1, 1999, the Massachusetts based gas distribution subsidiaries have been operating under a three-year portfolio management contract with El Paso Energy Marketing, Inc. ("El Paso"). El Paso provides the majority of the city gate supply requirements to the three Massachusetts gas distribution companies (Boston, Colonial and Essex) at market prices and manages upstream capacity, underground storage and term supply contracts. The Massachusetts Department of Telecommunications and Energy ("DTE") approved this contract in October 1999. The annual fee paid by El Paso to manage the Massachusetts KEDNE companies' portfolio is, for the most part, returned to firm customers.

Gas Costs. Fluctuations in utility gas costs have little impact on the operating results of the KEDNE companies, since their current gas rate structures include gas adjustment clauses whereby variations between actual gas costs and gas cost recoveries are deferred and subsequently refunded to or collected from customers. The KEDNE companies do not have a weather normalization adjustment clause and as a result, fluctuations from normal weather may have a positive or negative impact on their results.

For additional information concerning the gas distribution segment, see the discussion in"Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Gas Distribution" contained herein.

                           Electric Services Overview

We are the largest investor owned electric generator in New York State. Our subsidiaries own and operate five large generating plants and 8 smaller facilities which are comprised of 53 generating units in Nassau and Suffolk Counties on Long Island and the Rockaway Peninsula in Queens. In addition, we own, lease and operate a major generating facility in Queens County in New York City, the Ravenswood facility which is comprised of 3 large steam-generating units and 17 gas turbine generators.

As more fully described below: we (i) provide to LIPA all operation, maintenance and construction services relating to the Long Island electric T&D system through a management services agreement (the "MSA"); (ii) supply LIPA with energy conversion and ancillary services through a power supply agreement (the "PSA") to allow LIPA to provide electricity to its customers on Long Island; and
(iii) manage all aspects of the fuel supply for the Long Island generating facilities, as well as all aspects of the capacity and energy owned by or under contract to LIPA through an energy management agreement (the "EMA"). Each of the MSA, PSA and EMA became effective on May 28, 1998 and are collectively referred to herein as the "LIPA Agreements."

Generating Facility Operations

Ravenswood facility. On June 18, 1999, we acquired the 2,200 megawatt Ravenswood facility located in New York City from Consolidated Edison Company of New York, Inc. ("Consolidated Edison") for approximately $597 million. In order to reduce our initial cash requirements to finance this acquisition, we entered into an arrangement with an unaffiliated special purpose financing entity through which we lease the Ravenswood facility. Under the arrangement, the special purpose financing entity acquired a portion of the facility directly from Consolidated Edison and leased it to our wholly owned subsidiary. We have guaranteed all payment and performance obligations of our subsidiary under the lease. The lease relates to approximately $425 million of the acquisition cost of the facility, which is the amount of debt that would have been recorded on our Consolidated Balance Sheet had the special purpose financing entity not been utilized and conventional debt financing been employed. Further, we would have recorded an asset in the same amount. Monthly lease payments are for interest only. The lease qualifies as an operating lease for financial reporting purposes while preserving our ownership of the facility for federal and state income tax purposes. The balance of the funds needed to acquire the Ravenswood facility were provided from cash on hand. We believe that the fair market value of the Ravenswood facility, including the leased facilities, is well in excess of its acquisition cost.

The Ravenswood facility sells capacity, energy and ancillary services into the New York Independent System Operator ("NYISO") energy market at market-based rates, subject to mitigation. The plant has the ability to provide approximately 25% of New York City's capacity and is a strategic asset that is available to serve residents and businesses in New York City. We are also in the process of constructing an expansion to our Ravenswood facility by adding a 250-megawatt state-of-the-art gas- fired co-generation unit at the site. On September 5, 2001, we received approval for the expansion from New York State's Siting Board on Electric Generation and the Environment ("Siting Board") and construction is underway. We anticipate that the new unit will be operational in late 2003/early 2004.

The pricing for both energy sales and ancillary services to the NYISO energy market is still evolving and the Federal Energy Regulatory Commission ("FERC") has adopted several price mitigation measures which are subject to rehearing and possible judicial review. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of these matters.

Long Island Generation. Forty of our 73 generating units can be powered either by natural gas or oil. In recent years, we have reconfigured several of our facilities to enable them to burn either natural gas or oil, thus enabling us to switch periodically between fuel alternatives based upon cost and seasonal environmental requirements. Through other innovative technological approaches, we increased installed capacity in our generating facilities by 80 megawatts, and we instituted a program to reduce nitrogen oxides for improved environmental performance. Reliability improvement investments at our Ravenswood facility reduced the forced outage rate for that facility from 35% in 1999 to just 5% in 2000 and 2001. Decreasing the amount of time our generating units are offline for repair allows us to increase sales.

The following table indicates the 2001 summer capacity of our steam generation facilities and gas turbine ("GT") units as reported to the NYISO:


    Location of Units               Description                  Fuel                  Units                  MW
--------------------------  ---------------------------  --------------------- ---------------------  ------------------
Long Island City                   Steam Turbine                 Dual*                             3               1,755
Northport, L.I.                    Steam Turbine                 Dual*                             3               1,150
Northport, L.I.                    Steam Turbine                  Oil                              1                 370
Port Jefferson, L.I.               Steam Turbine                 Dual*                             2                 385
Glenwood, L.I.                     Steam Turbine                  Gas                              2                 229
Island Park, L.I.                  Steam Turbine                 Dual*                             2                 389
Far Rockaway, L.I.                 Steam Turbine                 Dual                              1                 110
Long Island City                     GT Units                    Dual*                            17                 455
Throughout L.I.                      GT Units                    Dual*                            12                 311
Throughout L.I.                      GT Units                     Oil                             30               1,093

Total                                                                                             73               6,247
==========================  ===========================  ===================== =====================  ==================

*Dual - Oil or natural gas

In addition to the 250 MW expansion of the Ravenswood facility, we have plans for the development of three new generation projects on Long Island, New York. We plan to construct another 250 MW combined cycle plant in Melville, Long Island. In January 2002, we filed an application for approval with the Siting Board for this project. This facility is expected to become operational in late 2004/early 2005. Additionally, we are constructing two peaking facilities, one at Glenwood Landing and the other at Port Jefferson. Each facility will produce approximately 79 MW of electricity which is enough power to supply 80,000 customers. We have entered into a long term power purchase agreement with LIPA with respect to the Glenwood Landing facility and expect to enter into a similar power purchase agreement with respect to the Port Jefferson facility. We anticipate that these units will be operational by this summer to meet the peak electric load season.

LIPA Agreements P

ower Supply Agreement. The PSA provides for the sale to LIPA of all of the capacity and, to the extent LIPA requests, energy conversion services from the Long Island generating facilities. Capacity refers to the ability to generate energy and, pursuant to NYISO requirements, must be maintained at specified levels (including reserves) regardless of the source and amount of energy consumption. By contrast, energy conversion services refers to the electricity actually generated for consumption by consumers. Such sales of capacity and energy conversion services from the Long Island generating facilities are made at rates regulated by the FERC. These rates may be modified in the future in accordance with the terms of the PSA for (i) agreed upon labor and expense indices applied to the base year; (ii) a return of and on the capital invested in the Long Island generating facilities; and (iii) reasonably incurred expenses that are outside of our control.

The PSA provides incentives and penalties for us to maintain the output capability of the Long Island generating facilities, as measured by annual industry-standard tests of operating capability, and plant availability and efficiency. These combined incentives and penalties may total as much as $4 million annually. In 2001, we earned approximately $3.8 million in incentives under the PSA.

LIPA has no obligation to purchase energy conversion services from the Long Island generating facilities and is able to purchase energy on a least-cost basis from all available sources, consistent with existing transmission interconnection limitations of the transmission and distribution system. Under the terms of the PSA, LIPA is obligated to pay for capacity at rates which reflect a large percentage of the overall fixed cost of maintaining and operating the Long Island generating facilities. A variable maintenance charge is imposed for each unit of energy actually generated by the Long Island generating facilities. The PSA expires on May 28, 2013 and is renewable for an additional 15 years on similar terms. However, the PSA provides LIPA the option of electing to reduce or "ramp-down" the capacity it purchases from us in accordance with agreed-upon schedules. In years 7 through 10 of the PSA, if LIPA elects to ramp-down, we are entitled to receive payment for 100% of the present value of the capacity charges otherwise payable over the remaining term of the PSA. If LIPA ramps-down the generation capacity in years 11 through 15 of the PSA, the capacity charges otherwise payable by LIPA will be reduced in accordance with a formula established in the PSA. If LIPA exercises its ramp-down option, KeySpan may use any capacity released by LIPA to bid on new LIPA capacity requirements or to bid on LIPA's capacity requirements to replace other ramped-down capacity. If we continue to operate the ramped-down capacity, the PSA requires us to use reasonable efforts to market the capacity and energy from the ramped-down capacity and to share any profits with LIPA. The PSA will be terminated in the event that LIPA exercises its right to purchase, at fair market value, all of the Long Island generating facilities pursuant to the Generation Purchase Rights Agreement discussed in greater detail below.

We also have an inventory of sulfur dioxide ("SO2") and nitrogen oxide ("NOx") emission allowances that may be sold to third party purchasers. The amount of allowances varies from year to year relative to the level of emissions from the Long Island generating facilities which is greatly dependent on the mix of natural gas and fuel oil used for generation and the amount of purchased power that is imported onto Long Island. In accordance with the PSA, 33% of emission allowance sales revenues attributable to the Long Island generating facilities is retained by KeySpan and the other 67% is credited to LIPA. LIPA also has a right of first refusal on any potential emission allowance sales of the Long Island generating facilities. Additionally, KeySpan voluntarily entered into a memorandum of understanding with the New York State Department of Environmental Conservation ("DEC"), which memorandum prohibits the sale of SO2 allowances into certain states and requires the purchaser to be bound by the same restriction, which may marginally affect the market value of the allowances.

Management Services Agreement. Under the MSA, we perform day-to-day operation and maintenance services and capital improvements for LIPA's transmission and distribution system including, among other functions, transmission and distribution facility operations, customer service, billing and collection, meter reading, planning, engineering, and construction, all in accordance with policies and procedures adopted by LIPA. KeySpan furnishes such services as an independent contractor and does not have any ownership or leasehold interest in the transmission and distribution system.

In exchange for providing these services, we are reimbursed our budgeted costs and entitled to earn an annual management fee of $10 million and may also earn certain incentives, or be responsible for certain penalties, based upon our performance. The incentives provide for us to retain 100% of the first $5 million of cost reductions and 50% of any additional cost reductions up to 15% of the total cost budget. Thereafter, all savings accrue to LIPA and we are required to absorb any total cost budget overruns up to a maximum of $15 million in any contract year.

In addition to the foregoing cost-based incentives and penalties, we are eligible for incentives for performance above certain threshold target levels and subject to disincentives for performance below certain other threshold levels, with an intermediate band of performance in which neither incentives nor disincentives will apply, for system reliability, worker safety, and customer satisfaction. In 2001, we earned $7.4 million in non-cost performance incentives.

The MSA currently has an eight year term and expires on May 28, 2006. However, we have reached an agreement in principle with LIPA to, among other things, extend the MSA for an additional thirty months, until November 28, 2008. For a further description of the agreement in principle, see the discussion on "Generation Purchase Rights Agreement" below.

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

In exchange for these services, we earn an annual fee of $1.5 million, plus an allowance for certain costs incurred in performing services under the EMA. The EMA further provides incentives for control of the cost of fuel and electricity purchased on behalf of LIPA. Fuel and electricity purchase prices are compared to regional price indices and we receive payment from LIPA, or are obligated to make payment to LIPA, for fuel and/or purchased electricity costs that are below or above, respectively, specified tolerance bands. The total fuel purchase incentive or disincentive can be no greater than $5 million annually and the electricity purchase incentive or disincentive can be no greater than $2 million annually (subject to an overall cap including certain non-cost performance incentives under the MSA). For the year ended December 31, 2000, we earned an aggregate of $5 million in incentives under the EMA.

Generation Purchase Rights Agreement. Under a Generation Purchase Rights Agreement ("GPRA"), LIPA has the right to purchase, at fair market value, all of our currently existing Long Island based generating assets during the twelve month period ending on May 28, 2002. On March 11, 2002, we entered into an agreement in principle with LIPA, to among other thing, extend the GPRA for three years. The agreement in principle establishes a new option window commencing November 2004 and closing May 2005. Under the agreement, LIPA retains the right to exercise the option to purchase our Long Island generation assets under the terms of the original GPRA. In return for providing LIPA an extension of the GPRA, we have been provided with a corresponding extension of 30 months on the term of the MSA, as previously discussed.

The GPRA extension is the result of a new initiative established by LIPA to work with KeySpan and others to review Long Island's long-term energy needs. We will work with LIPA to jointly analyze new energy supply options including re-powering existing plants, renewable energy technologies, distributed generation, conservation initiatives and retail competition.

The extension allows both LIPA and us to explore alternatives to the GPRA including re-powering existing facilities, the sale of some, but not all of our currently existing Long Island generation plants to LIPA, or the sale of some of these plants to other private operators.

Other Rights. Pursuant to other agreements between LIPA and us, certain future rights have been granted to LIPA. Subject to certain conditions, these rights include the right for 99 years to lease or purchase, at fair market value, parcels of land and to acquire unlimited access to, as well as appropriate easements at, the Long Island generating facilities for the purpose of constructing new electric generating facilities to be owned by LIPA or its designee. Subject to this right granted to LIPA, KeySpan has the right to sell or lease property on or adjoining the Long Island generating facilities to third parties. In addition, LIPA has acquired a parcel at the site of the former Shoreham Nuclear Power Station site suitable as the terminus for a potential transmission cable under Long Island Sound or the potential site of a new gas-fired combined cycle generating facility.

We own the common plant (such as administrative office buildings and computer systems) formerly owned by LILCO and recover LIPA's allocable share of the carrying costs of such plant through the MSA. KeySpan has agreed to provide LIPA, for a period of 99 years, the right to enter into leases at fair market value for common plant or sub-contract for common services which it may assign to a subsequent manager of the transmission and distribution system. We have also agreed: (i) for a period of 99 years not to compete with LIPA as a provider of transmission or distribution service on Long Island; (ii) that LIPA will share in synergy (i.e., efficiency) savings over a 10-year period attributed to the May 28, 1998 transaction which resulted in the formation of KeySpan (estimated to be approximately $1 billion), which savings are incorporated into the cost structure under the LIPA Agreements; and (iii) not to commence any tax certiorari case (until termination of the PSA) challenging certain property tax assessments relating to the Long Island generating facilities.

Guarantees and Indemnities. We have entered into agreements with LIPA to provide for the guarantee of certain obligations, indemnification against certain liabilities and allocation of responsibility and liability for certain pre-existing obligations and liabilities. In general, liabilities associated with the LILCO assets transferred to KeySpan, have been assumed by KeySpan; and liabilities associated with the assets acquired by LIPA, are borne by LIPA, subject to certain specified exceptions. We have assumed all liabilities arising from all manufactured gas plant ("MGP") operations of LILCO and its predecessors, and LIPA has assumed certain liabilities relating to the Long Island generating facilities and all liabilities traceable to the business and operations conducted by LIPA after completion of the 1998 KeySpan/LILCO transaction. An agreement also provides for an allocation of liabilities which relate to the assets that were common to the operations of LILCO and/or shared services and are not traceable directly to either the business or operations conducted by LIPA or KeySpan.

For additional information concerning the Electric services segment, see the discussion in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Electric Services" contained herein.

                            Energy Services Overview

Our Energy Services segment provides services to customers located primarily within the New York, New Jersey, Massachusetts, New Hampshire, Rhode Island and Pennsylvania through various subsidiaries which operate under the following four principal lines of business: (i) home energy services, which provides residential and small commercial customers with service and maintenance of energy systems and appliances, as well as the competitive retail supply of natural gas and electricity; (ii) business solutions, which provides engineering, consulting and construction services, related to the design, construction, installation, operation, maintenance and management of heating, cooling and power production equipment and systems for commercial and industrial customers, as well as the competitive retail supply of natural gas and electricity to large commercial, institutional and industrial customers. Certain subsidiaries within this line of business also engage or may engage in the financing and ownership of cogeneration, small power production, thermal energy, chilled water and related equipment and facilities; (iii) commodity procurement, which provides management and procurement services for fuel supply and management of energy sales, primarily for and from the Ravenswood facility, as well as wholesale gas and electric purchasing and management services for home energy services, retail gas and electricity business; and (iv) fiber optic services in which we construct fiber optic systems and facilities and own and lease fiber optic cable to local, long distance, and trans-Atlantic carriers, as well as internet service providers.

The Energy Services segment has more than 3,000 employees, 100,000 natural gas and electric commodity customers, 200,000 service contracts and is the number one oil to gas conversion contractor in New York.

KeySpan's Energy Services subsidiaries compete with local, regional and national mechanical contracting, HVAC, plumbing, engineering, wholesale fiber optics carriers, and independent energy companies, in addition to electric utilities, independent power producers, local distribution companies and various energy brokers. As a result of the continuing efforts to deregulate both the natural gas and electric industries, the relative energy cost differences among different forms of energy are expected to be reduced in the future. Competition is based largely upon pricing, availability and reliability of supply, technical and financial capabilities, regional presence experience and customer service. With our strong market presence in the Northeast centered on our Gas Distribution and Electric Services operations and the long-term trend towards further deregulation, we believe that we are well positioned to provide our customers with an expanded array of energy products and services through our unregulated energy service companies.

During 2001, we undertook a complete evaluation of our Energy Services operations, operating controls and the organizational structure of our subsidiaries, as a result of circumstances surrounding certain charges and losses incurred in 2001 relating to the general contracting activities of the Roy Kay companies. We are currently engaged in litigation concerning the Roy Kay companies. For further information, See Note 11 to the Consolidated Financial Statements, "Roy Kay Operations" and Note 8 "Contractual Obligations and Contingencies - Legal Matters for a further discussion.

As a result of our evaluation of the Energy Services business, we decided that our contracting subsidiaries would no longer engage in new general contracting activities. We also installed new senior management personnel who, among other things, will be reviewing and focusing on our overall strategy of these businesses.

In its order approving the acquisition by KeySpan of Eastern and EnergyNorth, the SEC reserved jurisdiction on its determination of whether the Energy Services companies are retainable under existing SEC precedent. We are working with the SEC in providing them with additional and supplemental information to assist them in their evaluation of these subsidiaries as to whether their operations are functionally related to our core utility operations as required by PUHCA. We are hopeful that the SEC will approve of KeySpan's continued operations in the Energy Services business, as other companies that have registered as holding companies under PUHCA have been permitted to retain their energy-service operations.

For additional information concerning the Energy Services segment, see the discussion in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Energy Services" contained herein.

                           Energy Investments Overview

We are also engaged in Energy Investments which include: (i) gas exploration and production activities; (ii) domestic pipelines and gas storage facilities; (iii) midstream natural gas processing activities in Canada; (iv) natural gas distribution and pipeline activities in the United Kingdom; and (v) certain other domestic energy-related investments, such as providing meter reading equipment and services to municipal utilities, the transportation by truck of liquid natural gas, new fuel cell technologies and certain internet related activities.

Gas Exploration & Production

KeySpan is engaged in the exploration and production of domestic natural gas and oil through our 67% equity interest in The Houston Exploration Company ("Houston Exploration") and through our wholly owned subsidiary, KeySpan Exploration and Production, LLC ("KeySpan Exploration"). Houston Exploration was organized by KEDNY in 1985 to conduct natural gas and oil exploration and production activities. It completed an initial public offering in 1996 and its shares are currently traded on the New York Stock Exchange under the symbol "THX." At March 1, 2002, its aggregate market capitalization was approximately $943,597,720 (based upon the closing price on the New York Stock Exchange on that date of $30.95). At March 1, 2002, Houston Exploration had approximately 30,487,810 shares of common stock, $.01 par value, outstanding.

KeySpan Exploration is engaged in a joint venture with Houston Exploration to explore for natural gas and oil. Houston Exploration contributed all of its then undeveloped offshore leases to the joint venture for a 55% working interest and KeySpan Exploration, acquired a 45% working interest in all prospects to be drilled by the joint venture. Effective 2001, the joint venture was modified to reflect that KeySpan Exploration would only participate in the development of wells that had previously been drilled and not participate in future prospects. KeySpan Exploration expended approximately $17.2 million and has agreed to commit approximately $15 million for 2002 for the continued development of prospects successfully drilled by the joint venture.

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

Offshore Properties. We hold interests in 101 lease blocks, representing 496,995 gross (412,335 net) acres, in federal and state waters in the Gulf of Mexico, of which 38 have current operations. Houston Exploration operates 24 of these blocks, accounting for approximately 75% of our offshore production. Over the past five years, we have drilled 29 successful exploratory wells and 22 successful development wells in the Gulf of Mexico, representing a historical success rate of 70%. During 2001, Houston Exploration drilled 7 successful exploratory wells and 6 successful development wells on its Gulf of Mexico properties. The joint venture participated in 3 of the successful wells, all 2 exploratory wells and 1 of the development wells.

Onshore Properties. We also own onshore natural gas and oil properties representing interests in 1,481 gross (1041 net) wells, approximately 86% of which Houston Exploration is the operator of record, and 198,781 gross (126,448 net) acres. Over the past five years, we have drilled or participated in the drilling of 191 successful development wells and 7 successful exploratory wells onshore, representing a historical success rate of 84%, through our interest in Houston Exploration. During 2001, Houston Exploration participated in the drilling of 60 successful development wells and 1 successful exploratory well on its onshore properties. During the same period, Houston Exploration drilled or participated in the drilling of 4 development and 12 development wells that were not successful.

On December 31, 2001, Houston Exploration acquired 159 producing wells located in South Texas, representing 85 BCF of total proved reserves from Conoco, Inc. for $69 million.

For additional information concerning the gas exploration and production segment, see the discussion on "Gas Exploration and Production" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and for information with respect to net proved reserves, production, productive wells and acreage, undeveloped acreage, drilling activities, present activities and drilling commitments see "Note 17 to the Consolidated Financial Statements, Supplemental Gas and Oil Disclosures," included herein.

Domestic Pipelines and Gas Storage Facilities

We also own an approximate 20% interest in Iroquois, the partnership that owns a 375-mile pipeline that currently transports 946 MDTH of Canadian gas supply daily from the New York-Canadian border to markets in the Northeastern United States. KeySpan is also a shipper on Iroquois and currently transports up to 137 MDTH of gas per day on the pipeline.

We are also participating in the Islander East Pipeline Company LLC ("Islander East"), an interstate pipeline joint venture with Duke Energy Corporation. The joint venture plans to construct, own and operate a 50 mile natural gas pipeline that will transport 260 MDTH of gas from Nova Scotia, Canada to growing markets in Connecticut, New York City and Long Island, New York. The project received a positive preliminary determination from the FERC to construct the pipeline. Increasing gas transmission capacity is necessary to meet the increased demand for natural gas in the Northeast which coincides with the growth strategy of our Gas Distribution business. Islander East is projected to be in service by 2003.

We also have equity investments in two gas storage facilities in the State of New York. Honeoye Storage Corporation and Steuben Gas Storage Company. We own a 52% interest in Honeoye, an underground gas storage facility which provides up to 4.8 billion cubic feet of storage service to New York and New England. Additionally, we own 34% of a partnership that has a 50% interest in the Steuben facility storage which provides up to 6.2 billion cubic feet of storage service to New Jersey and Massachusetts.

Our investments in domestic pipelines and gas storage facilities are complimentary to our Gas Distribution and Electric Services businesses in that they provide energy infrastructure to support the growth of these businesses. To the extent that opportunities become available for expanding our investments in these types of Energy Investments, KeySpan will continue to consider such investments as strategic.

Midstream Natural Gas Processing Activities in Canada

We also own 100% of KeySpan Canada, a company with natural gas processing plants and gathering facilities located in Western Canada. In October 2000, we purchased the remaining 50% interest in KeySpan Canada from our former partner, Gulf Canada Resources Limited. The assets include interests in 14 processing plants and associated gathering systems that can process approximately 1.5 BCFe of natural gas daily, and associated natural gas liquids fractionation. Additionally, KeySpan owns an approximate 75% interest in the Paddle River processing plant in Western Canada and an interest in the Younger NGL Extraction plant in British Columbia, Canada. We also consider our Canadian operations to be non-core assets and are also evaluating strategies to divest or monetize these assets.

Natural Gas Distribution and Pipeline Activities in the United Kingdom

We own a 50% interest in Premier Transco Pipeline and a 24.5% interest in Phoenix Natural Gas Limited both in Northern Ireland. Premier is an 84-mile pipeline to Northern Ireland from southwest Scotland that has planned transportation capacity of approximately 300 MDTH of gas supply daily to markets in Northern Ireland. Phoenix is a gas distribution system serving the City of Belfast, Northern Ireland. KeySpan also considers these assets as non-core assets and is currently evaluating the possible divestiture of these assets.

Marine Transportation Activities - Discontinued Operations

Our marine transportation subsidiary, Midland Enterprises, Inc. ("Midland") that was acquired as part of the Eastern acquisition is being divested and its operations are being discontinued. We were required by the SEC to divest this subsidiary by November 8, 2003, as its operations were determined not to be functionally related to our core utility operations as required by PUHCA. On January 24, 2002, we announced that we had entered into a definitive agreement with Ingram Industries for the sale of Midland for approximately $230 million. Ingram Industries will also assume debt of approximately $135 million. The sale is subject to certain regulatory approvals and is expected to close during the second quarter of 2002. See Note 10 "Discontinued Operations," for further information on the sale of our marine transportation business.

For additional information concerning the Energy Investments segment, see the discussion on "Energy Investments" in "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

                         Environmental Matters Overview

KeySpan's ordinary business operations subject it to regulation in accordance with various federal, state and local laws, rules and regulations dealing with the environment, including air, water, and hazardous substances. These requirements govern both our normal, ongoing operations and the remediation of impacted properties historically used in utility operations. Potential liability associated with our historical operations may be imposed without regard to fault, even if the activities were lawful at the time they occurred.

Except as set forth below, or in Note 8 to the Consolidated Financial Statements "Contractual Obligations and Contingencies - Environmental Matters," no material proceedings relating to environmental matters have been commenced or, to our knowledge, are contemplated by any federal, state or local agency against KeySpan, and we are not a defendant in any material litigation with respect to any matter relating to the protection of the environment. We believe that our operations are in substantial compliance with environmental laws and that requirements imposed by environmental laws are not likely to have a material adverse impact upon us. We are also pursuing claims against insurance carriers and potentially responsible parties which seek the recovery of certain environmental costs associated with the investigation and remediation of contaminated properties. We believe that all investigator and remediation costs prudently incurred at facilities associated with utility operations, not recoverable through insurance or some other means, will be recoverable from our customers.

Air. The Federal Clean Air Act ("CAA") provides for the regulation of a variety of air emissions from new and existing electric generating plants. We have submitted timely applications for permits in accordance with the requirements of Title V of the 1990 amendments to the CAA. Final permits have been issued for all of our electric generating facilities, except for the Far Rockaway facility. The permits allow our electric generating plants to continue to operate without any additional significant expenditures, except as described below.

Our generating facilities are located within a CAA severe ozone non-attainment area, and are subject to Phase I, II and III NOx reduction requirements established under the Ozone Transportation Commission ("OTC") memorandum of understanding. Our investments in boiler combustion modifications and the use of natural gas firing systems at our steam electric generating stations have enabled us to achieve the emission reductions required under Phase I and II of the OTC memorandum in a cost-effective manner. With respect to Phase III of the OTC memorandum, we are required to be in compliance with such reduction requirements by May 1, 2003 and we fully expect to achieve such emission reductions on time and in a cost-effective manner. Our expenditures to address emission reduction requirements through the year 2003 are expected to be between $10 million and $15 million.

Water. The Federal Clean Water Act provides for effluent limitations, to be implemented by a permit system, to regulate the discharge of pollutants into United States waters. We possess permits for our generating units which authorize discharges from cooling water circulating systems and chemical treatment systems. These permits are renewed from time to time, as required by regulation. Additional capital expenditures associated with the renewal of the surface water discharge permits for our power plants may be required by the DEC. Until our monitoring obligations are completed and changes to the Environmental Protection Agency regulations under Section 316 of the Clean Water Act are promulgated, the need for and the cost of equipment upgrades, if any, cannot be determined.

Land. The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and certain similar state laws (collectively "Superfund") impose liability, regardless of fault, upon generators of hazardous substances for costs associated with remediating contaminated property. In the course of our business operations, we generate materials which, after disposal, may become subject to Superfund. From time to time, we have received notices under Superfund concerning possible claims with respect to sites where hazardous substances generated by KeySpan and other potentially responsible parties were allegedly disposed. The cost of these claims is not presently determinable but, if actually imposed on us, may be material to our financial condition, results of operations or cash flows.

KeySpan has identified certain manufactured gas plant ("MGP") sites which were historically owned or operated by its subsidiaries (or such companies predecessors). Operations at these sites between the mid 1800s to mid 1900s may have resulted in the release of hazardous substances. For a discussion on our MGP sites and further information concerning environmental matters, see Note 8 to the Consolidated Financial Statements, "Contractual Obligations and Contingencies - Environmental Matters."

Competition, Regulation and Rate Matters

Competition

Over the last several years the natural gas and electric sectors of the regulated energy industry have undergone significant change as market forces moved towards replacing or supplementing rate regulation through the introduction of competition. A significant number of natural gas and electric utilities reacted to the changing structure of the energy industry by entering into business combinations, with the goal of reducing common costs, gaining size to better withstand competitive pressures and business cycles, and attaining synergies from the combination of operations. We engaged in two such combinations, the KeySpan/LILCO transaction in1998 and our November 2000 acquisition of Eastern and EnergyNorth. For further information regarding the gas and electric industry, see "Item 7A. Quantitative and Qualitative Disclosure about Market Risk."

Additionally, our non-utility subsidiaries engaged in the Energy Services business compete with other mechanical, HVAC, and engineering companies, and in New Jersey are faced with competition from the regulated utilities that are still able to offer appliance repair and protection services.

Regulation

Public utility holding companies, like KeySpan, are regulated by the SEC under PUHCA and to some extent by state utility commissions through the regulation of corporate, financial and affiliate activities of public utilities. Our utility subsidiaries are subject to extensive federal and state regulation by state utility commissions, FERC and the SEC. Our gas and electric public utility companies are subject to either or both state and federal regulation. In general, state public utility commissions, such as the NYPSC, DTE and NHPUC regulate the provision of retail services, including the distribution and sale of natural gas and electricity to consumers. The FERC regulates interstate natural gas transportation and electric transmission, and has jurisdiction over certain wholesale natural gas sales and wholesale electric sales.

In addition, our non-utility subsidiaries are subject to a wide variety of federal, state and local laws, rules and regulations with respect to their business activities, including but not limit to those affecting public sector projects, environmental and labor laws and regulations, state licensing requirements, as well as state laws and regulations concerning the competitive retail commodity supply.

State Utility Commissions Our regulated utility subsidiaries are subject to regulation by the NYPSC, DTE and NHPUC. The NYPSC regulates KEDNY and KEDLI, and indirectly KeySpan itself, through conditions, which were included in the NYPSC order authorizing the 1998 KeySpan/LILCO transaction. Those conditions address the manner in which KeySpan, its service company subsidiaries and its unregulated subsidiaries may interact with KEDNY and KEDLI. The NYPSC also regulates the safety, reliability and certain financial transactions of our Long Island generating facilities and our Ravenswood generating facility under a lightened regulatory standard. Our KEDNE subsidiaries are subject to regulation by the DTE and NHPUC. Our Energy Services subsidiaries which engage in the retail sale of gas and electricity are also subject to regulation by the NYPSC and the New Jersey Board of Public Utilities. For further information regarding the state regulatory commissions, see the discussion in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulation and Rate Matters."

Federal Energy Regulatory Commission

The FERC regulates the sale of electricity at wholesale and the transmission of electricity in interstate commerce as well as certain corporate and financial activities of companies that are engaged in such activities. The Long Island generating facilities and the Ravenswood facility are subject to FERC regulation based on their wholesale energy transactions. In 1998, LIPA, KeySpan and the Staff of FERC stipulated to a five-year rate plan for the Long Island generating facilities with agreed-upon yearly adjustments, which have been approved by FERC. Our Ravenswood facility's rates are based on a market-based rate application approved by FERC. The rates that our Ravenswood facility may charge are subject to mitigation measures due to market power concerns of FERC. The mitigation measures are administered by the NYISO. FERC retains the ability in future proceedings, either on its own motion or upon a complaint filed with FERC, to modify the Ravenswood facility's rates, as well as the mitigation measures, if FERC concludes that it is in the public interest to do so.

KeySpan currently bids and sells the energy capacity and ancillary services from the Ravenswood facility through the energy market operated by the NYISO. For information concerning the NYISO, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

FERC also has jurisdiction to regulate certain natural gas sales for resale in interstate commerce, the transportation of natural gas in interstate commerce, and, unless an exemption applies, companies engaged in such activities. The natural gas distribution activities of KEDNY, KEDLI, KEDNE and certain related intrastate gas transportation functions are not subject to FERC jurisdiction. However, to the extent that KEDNY, KEDLI or KEDNE purchase or sell gas for resale in interstate commerce, such transactions are subject to FERC jurisdiction and have been authorized by the FERC. Our interests in Iroquois, Honeoye and Steuben are also fully regulated by FERC as natural gas companies.

Securities and Exchange Commission

As a result of the acquisition of Eastern and EnergyNorth, we became a registered holding company under PUHCA. Therefore, our corporate and financial activities and those of our subsidiaries, including their ability to pay dividends to us, are subject to regulation by the SEC. Under our holding company structure, we have no independent operations or source of income of our own and conduct substantially all of our operations through our subsidiaries and, as a result, we depend on the earnings and cash flow of, and dividends or distributions from, our subsidiaries to provide the funds necessary to meet our debt and contractual obligations. Furthermore, a substantial portion of our consolidated assets, earnings and cash flow is derived from the operations of our regulated utility subsidiaries, whose legal authority to pay dividends or make other distributions to us is subject to regulation by state regulatory authorities. For additional information concerning regulation by the SEC under PUHCA see the discussion under the heading "Securities and Exchange Commission Regulation" contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

Foreign Regulation

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

Employee Matters

As of December 31, 2001, KeySpan and its wholly owned subsidiaries had approximately 13,000 employees. Of that total, approximately 5,922 employees in our regulated companies are covered under collective bargaining agreements. KeySpan has not experienced any work stoppage during the past five years and considers its relationship with employees, including those covered by collective bargaining agreements, to be good.
Executive Officers of the Company

Certain information regarding executive officers of KeySpan and certain of its subsidiaries is set forth below:

Robert B. Catell

Mr. Catell, age 65, has been a Director of KeySpan since its creation in May 1998. He was elected Chairman of the Board and Chief Executive Officer in July 1998. He served as its President and Chief Operating Officer from May 1998 through July 1998. Mr. Catell joined KEDNY in 1958 and became an officer in 1974. He was elected Vice President in 1977, Senior Vice President in 1981 and Executive Vice President in 1984. He was elected Chief Operating Officer in 1986 and President in 1990. Mr. Catell continued to serve as President and Chief Executive Officer of KEDNY from 1991 through 1996, when he was elected Chairman and Chief Executive Officer. In 1997, Mr. Catell was elected Chairman, President and Chief Executive Officer of KEDNY and its parent KeySpan Energy Corporation.

Robert J. Fani

Mr. Fani, age 48, was elected President of KeySpan Energy Services and Supply in July 2001. Mr. Fani joined KEDNY in 1976, and held a variety of management positions in distribution, engineering, planning, marketing, and business development. He was elected as a KEDNY Vice President in 1992. In 1997, Mr. Fani was promoted to Senior Vice President of Marketing and Sales. In 1998, he assumed the position of Senior Vice President of Marketing and Sales for KeySpan. In September 1999, he became SENIOR Vice President for Gas Operations and in February 2000 was promoted to Executive Vice President of Strategic Services until assuming his current position in July 2001.

Wallace P. Parker Jr.

Mr. Parker, age 52, was elected President of KeySpan Energy Delivery in July 2001. He joined KEDNY in 1971 and served in a wide variety of management positions. In 1987 he was named Assistant Vice President for marketing and advertising and was elected Vice President in 1990. In 1994, Mr. Parker was promoted to SENIOR Vice President of Human Resources and in August 1998 was promoted to SENIOR Vice President of Human Resources of KeySpan. He also served as Executive Vice President of Gas Operations from February 2000 until his promotion in July 2001.

John A. Caroselli

Mr. Caroselli, age 47, was elected Executive Vice President of Strategic Services in October 2001 and is responsible for Brand Management, Strategic Marketing, Strategic Planning, Strategic Performance, and E-business. Mr. Caroselli came to KeySpan in 2001 from AXA Financial where he was Executive Vice President of Corporate Development. Prior to that, he held senior officer positions with Chase Manhattan, Chemical Bank and Manufacturers Hanover Trust. He has extensive experience in brand management, marketing, communications, human resources, facilities management, e-business and change management.

Gerald Luterman

Mr. Luterman, age 58 was elected Executive Vice President and Chief Financial Officer in February 2002. He previously served as SENIOR Vice President and Chief Financial Officer since joining KeySpan in July 1999. He formerly served as Chief Financial Officer of barnesandnoble.com and SENIOR Vice President and Chief Financial Officer of Arrow Electronics, Inc., a distributor of electronic components and computer products. Prior to that, from 1985 through 1996, he held executive positions with American Express, including Executive Vice President and Chief Financial Officer of the Consumer Card Division from 1991-1996. Mr. Luterman serves on the Board of Directors of The Houston Exploration Company.

Chester R. Messer

Mr. Messer, age 60, was elected Executive Vice President of KeySpan and President of KEDNE in November 2000, upon the acquisition of Eastern. He also serves as President of each of our New England gas utilities, Boston Gas Company, Colonial Gas Company, Essex Gas Company and EnergyNorth Natural Gas, Inc. Mr. Messer joined Boston Gas Company in 1963 and rose through a succession of positions until he was elected President in November 1988.

Anthony Nozzolillo

Mr. Nozzolillo, age 53, was elected Executive Vice President of Electric Operations in February 2000. He previously served as SENIOR Vice President of KeySpan's Electric Business Unit from December 1998 to January 2000. He joined LILCO in 1972 and held various positions, including Manager of Financial Planning and Manager of Systems Planning. Mr. Nozzolillo served as LILCO's Treasurer from 1992 to 1994 and as SENIOR Vice President of Finance and Chief Financial Officer from 1994 to 1998.

Lenore F. Puleo

Ms. Puleo, age 48, was elected Executive Vice President of Shared Services in February 2000. She previously served as SENIOR Vice President of Customer Relations for KEDNY from May 1994 to January 2000. She joined KEDNY in 1974 and held various positions in KEDNY's Accounting, Treasury, Corporate Planning, and Human Resources areas. She was given responsibility for the Human Resources Department in 1987 and was named a Vice President in 1990.

Steven L. Zelkowitz

Mr. Zelkowitz, age 52, was elected to Executive Vice President and General Counsel in July 2001, with responsibility for legal services, human resources, regulatory affairs, enterprise-wide risk management and administration of the internal auditing area. He joined KeySpan as SENIOR Vice President and Deputy General Counsel in October 1998, and was elected SENIOR Vice President and General Counsel in February 2000. Before joining KeySpan, Mr. Zelkowitz practiced law with Cullen and Dykman in Brooklyn, New York and had been a partner since 1984. He served on the firm's Executive Committee and was head of its Corporate/Energy Department.

Joseph A. Bodanza

Mr. Bodanza, age 54, was elected SENIOR Vice President of Finance Operations and Regulatory Affairs in July 2001. He continues to serve as Chief Financial Officer of KEDNE, a position he was appointed to in November 2000, upon the acquisition of Eastern. Mr. Bodanza previously served as SENIOR Vice President of Finance and Management Information Systems and Treasurer of Eastern's Gas Distribution Operations. Mr. Bodanza joined Boston Gas in 1972 and held a variety of positions in the financial and regulatory areas before becoming Treasurer in 1984. He was elected Vice President and Treasurer in 1988.

David J. Manning

Mr. Manning, age 51, was elected SENIOR Vice President of KeySpan's Corporate Affairs group in April 1999. Before joining KeySpan, Mr. Manning had been President of the Canadian Association of Petroleum Producers since 1995. From 1993 to 1995, he was Deputy Minister of Energy for the Province of Alberta, Canada. From 1988 to 1993, he was SENIOR International Trade Counsel for the Government of Alberta, based in New York City. Previously he was in the private practice of law in Canada.

H. Neil Nichols

Mr. Nichols, age 64, was elected President of KeySpan Energy Development Corporation ("KEDC"), a position to which he was elected in March 1998. KEDC is a wholly owned subsidiary of KeySpan responsible for our Energy Investments segment. Since February 1999, Mr. Nichols also has responsibility for KeySpan Energy Trading Services, LLC, which provides fuel-procurement management and energy-trading services for KEDNY, KEDLI and LIPA. Mr. Nichols joined KeySpan in 1997 as a broad-based negotiator and business strategist with comprehensive finance and treasury experience in domestic and international markets. Prior to joining KeySpan, Mr. Nichols was an owner and president of Corrosion Interventions, Ltd. in Toronto, Canada. He also served as Chief Financial Officer and Executive Vice President with TransCanada PipeLines.

Cheryl T. Smith

Ms. Smith, age 50, joined KeySpan in November 1998. She serves as SENIOR Vice President and Chief Information Officer of KeySpan's Information technology division. She came to KeySpan from Verizon (Bell Atlantic) where she served as Vice President of Strategic Systems and Corporate Systems from 1995 through 1998. Prior to Bell Atlantic, she worked at Honeywell Federated Systems Inc. as the Director of Management Information Services for Honeywell Federal Systems, Inc.

Colin P. Watson

Mr. Watson, age 50, was named SENIOR Vice President of KeySpan's Strategic Marketing and E- Business division effective March 1, 2000. He previously served as Vice President of Strategic Marketing from May 1998 until his promotion to SENIOR Vice President. Mr. Watson joined KEDNY in 1997 as Vice President of Strategic Marketing. From 1973 to 1997, he held several positions at NYNEX, including Vice President of General Business Sales and Managing Director of worldwide operations.

Elaine Weinstein

Ms. Weinstein, age 55, was named SENIOR Vice President of KeySpan's Human Resources division in November 2000. She previously served as Vice President of Staffing and Organizational Development since September 1998. Prior to that time, Ms. Weinstein was General Manager of Employee Development since joining KeySpan in 1995. Prior to 1995, Ms. Weinstein was Vice President of Training and Organizational Development at Merrill Lynch.

Lawrence S. Dryer

Mr. Dryer, age 42, was named SENIOR Vice President and Chief Financial Officer of KeySpan Services, Inc. effective March 1, 2002. He had been Acting Chief Financial Officer since August 2001. He also serves as our Internal Auditor, a position he has held since he was elected Vice President, Internal Audit in September 1998. Prior to such positions, Mr. Dryer had been with LILCO from 1992 to 1998 as Director of Internal Audit. Prior to joining LILCO, Mr. Dryer was an Audit Manager with Coopers & Lybrand.

Ronald S. Jendras

Mr. Jendras, age 54, was named Vice President, Controller and Chief Accounting Officer of KeySpan in August 1998. He joined KEDNY in 1969 and held a variety of positions in the Accounting Department before being named budget director in 1973. In 1983, Mr. Jendras was promoted to manager of KEDNY's Rate and Regulatory Affairs area, and in 1997, was named general manager of the Accounting Division. Mr. Jendras has been Treasurer of KeySpan Foundation since 1998 as well as a member of its Board of Directors.

Richard A. Rapp, Jr.

Mr. Rapp, age 43, was elected Vice President and Deputy General Counsel in February 2000 and in June 2000, he assumed the additional responsibility of corporate Secretary. He joined LILCO in 1984 and has held various positions in the Legal Department including several Assistant General Counsel positions.

Michael J. Taunton

Mr. Taunton, age 46, has been KeySpan's Vice President and Treasurer since June 2000. Prior to that time, he served as Vice President of Investor Relations since September 1998. He joined KEDNY in 1975 and held positions in Accounting, Customer Service, Corporate Planning, Budgeting and Forecasting, Marketing and Sales and Business Process Improvement.

Item 2.  Properties

Information with respect to KeySpan's material properties used in the conduct of its business is set forth in, or incorporated by reference in, Item 1 hereof. Except where otherwise specified, all such properties are owned or, in the case of certain rights of way used in the conduct of its gas distribution business, held pursuant to municipal consents, easements or long-term leases, and in the case of gas and oil properties, held under long-term mineral leases. In addition to the information set forth therein with respect to properties utilized by each business segment, KeySpan owns or leases a variety of office space used for its administrative operations. In the case of leased office space, we anticipate no significant difficulty in leasing alternative space at reasonable rates in the event of the expiration, cancellation or termination of a lease.

Item 3.  Legal Proceedings

See Note 8 to the Consolidated Financial Statements, "Contractual Obligations and Contingencies - Legal Matters."

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders during the last quarter of the 12 months ended December 31, 2001.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

KeySpan's common stock is listed and traded on the New York Stock Exchange and the Pacific Stock Exchange under the symbol "KSE." As of March 1, 2002, there were approximately 82,321 registered record holders of KeySpan's common stock. The following table sets forth, for the quarters indicated, the high and low sales prices and dividends declared per share for the periods indicated:


2001                     High             Low             Dividends Per Share
-------------------- -----------------------------------------------------------
First Quarter           $41.94           $34.20                 $0.445
Second Quarter          $41.10           $35.75                 $0.445
Third Quarter           $37.20           $29.10                 $0.445
Fourth Quarter          $35.35           $31.53                 $0.445

2000                     High              Low            Dividends Per Share
-------------------- -----------------------------------------------------------
First Quarter            $27.188          $20.188                    $0.445
Second Quarter           $32.688          $26.000                    $0.445
Third Quarter            $40.145          $30.938                    $0.445
Fourth Quarter           $43.625          $33.500                    $0.445


Item 6.  Selected Financial Data

                                                                                 (In Thousands of Dollars, Except Per Share Amounts)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Nine Months
                                          Year Ended          Year Ended           Year Ended            Ended           Year Ended
                                      December 31, 2001    December 31, 2000   December 31, 1999   December 31, 1998  March 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
Income Summary
Revenues
Gas Distribution                      $   3,613,551   $       2,555,785    $       1,753,132   $         856,172   $       645,659
Electric Services                         1,421,079           1,444,711              861,582             408,305                 -
Electric Distribution                             -                   -                    -             330,011         2,478,435
Gas Exploration and Production              400,031             274,209              150,581              70,812                 -
Energy Services and Other                 1,198,454             805,997              189,318              63,181                 -
------------------------------------------------------------------------------------------------------------------------------------
Total revenues                            6,633,115           5,080,702            2,954,613           1,728,481         3,124,094
Operating expenses
Purchased gas for resale                  2,171,113           1,408,680              744,432             331,690           299,469
Fuel and purchased power                    538,532             460,841               17,252              91,762           658,338
Operation and maintenance                 2,114,759           1,659,736            1,091,166             777,678           511,165
Depreciation, depletion and
  amortization                              559,138             330,922              253,440             254,859           183,129
Early retirement and
    severance charges                             -              65,175                    -              64,635                 -
Operating taxes                             448,924             421,936              366,154             257,124           466,326
------------------------------------------------------------------------------------------------------------------------------------
Operating income                            800,649             733,412              482,169             (49,267)        1,005,667
Other income (deductions)                     7,206             (12,086)              46,555             (36,727)           (6,301)
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before interest
  charges and  income taxes                 807,855             721,326              528,724             (85,994)          999,366
Interest charges                            353,470             201,314              133,751             140,733           404,473
Income taxes (credits)                      210,693             217,262              136,362             (59,794)          232,653
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                           243,692             302,750              258,611            (166,933)          362,240
Preferred stock dividends                     5,904              18,113               34,752              28,604            51,813
------------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) from
  Continuing Operations               $     237,788  $          284,637    $          223,859   $       (195,537)  $       310,427
----------------------------------------------------------------------------------------------------------------------------------
Discontinued Operations
    Income from Operations, net of tax       10,918              (1,943)                   -                   -                 -
    Loss on Disposal, net of tax            (30,356)                  -                    -                   -                 -
----------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) from
  Discontinued Operations                   (19,438)             (1,943)                   -                   -                 -
----------------------------------------------------------------------------------------------------------------------------------
Earnings for Common Stock             $     218,350  $          282,694    $          223,859   $        (195,537) $       310,427
----------------------------------------------------------------------------------------------------------------------------------
Financial Summary
Basic earnings (loss) per share ($)            1.58                2.10                 1.62              (1.34)              2.56
Cash dividends declared per share ($)          1.78                1.78                 1.78                1.19              1.78
Book value per share, year-end ($)            21.33               20.65                20.26               20.90             21.88
Market value per share, year-end ($)          34.65               42.38                23.19               31.00             31.50
Shareholders                                 82,300              86,900               90,500             103,239            78,314
Capital expenditures ($)                  1,059,759             925,257              725,670             676,563           297,230
Total assets ($)                         11,789,606          11,307,465            6,730,691           6,895,102        11,900,725
Common equity ($)                         2,890,602           2,815,816            2,712,325           3,022,908         2,662,447
Redeemable preferred stock ($)                    -                   -              363,000             363,000           562,600
Preferred stock ($)                          84,077              84,205               84,339             447,973                 -
Long term debt ($)                        4,697,649           4,116,441            1,682,702           1,619,067         4,381,949
Total capitalization ($)                  7,672,328           7,016,462            4,479,366           5,089,948         7,606,996
----------------------------------------------------------------------------------------------------------------------------------
Utility Operating Statistics
Firm gas and transportation
      sales (MDTH)                          427,051             306,509              275,771              87,179            58,304
Other sales (MDTH)                          106,800              91,406               54,661              38,088            21,025
Total active gas meters                   2,499,170           2,483,730            1,628,497           1,610,202           464,563
Gas heating customers                     1,267,000           1,260,000              677,000             665,000           295,000
----------------------------------------------------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

KeySpan Corporation (referred to in this Management's Discussion and Analysis of Financial Condition and Results of Operations as "KeySpan", "we", "us", and "our") is a registered holding company under the Public Utility Holding Company Act of 1935, as amended ("PUHCA"). We operate six utilities that distribute natural gas to approximately 2.5 million customers in New York City, Long Island, Massachusetts and New Hampshire making us the fifth largest gas distribution company in the United States and the largest in the Northeast. We also own and operate electric generating plants in Nassau and Suffolk Counties on Long Island and in Queens County in New York City. Under contractual arrangements, of varying lengths and duration, we provide power, electric transmission and distribution services, billing and other customer services for approximately one million electric customers of the Long Island Power Authority ("LIPA"). Our other subsidiaries are involved in gas and oil exploration and production; gas storage; wholesale and retail gas and electric marketing; appliance service; heating, ventilation and air conditioning installation and
services;   large   energy-system   ownership,   installation   and  management;
engineering services; and fiber optic services. We also invest in, and participate in the development of, pipelines and other energy-related projects, domestically and internationally. (See Note 2 to the Consolidated Financial Statements, "Business Segments" for additional information on each operating segment.)

Consolidated Summary of Results
-------------------------------

The following is a discussion of transactions affecting comparative earnings for the years ended December 31, 2001, 2000 and 1999. As mentioned in Note 1 to the Consolidated Financial Statements "Summary of Significant Accounting Policies", on November 8, 2000 we acquired all of the common stock of Eastern Enterprises ("Eastern") and EnergyNorth Inc. ("ENI") in a transaction accounted for as a purchase. As a result, consolidated comparisons in earnings, revenues and expenses between reporting periods have been significantly affected by the addition of these operations. Capitalized terms used in the following discussion, but not otherwise defined, have the same meaning as when used in the Notes to the Consolidated Financial Statements.

Consolidated earnings from continuing operations for 2001 were $237.8 million, or $1.72 per share compared to $284.6 million, or $2.12 per share for 2000 and $223.9 million, or $1.62 per share for 1999. Average common shares outstanding for 2001 increased by 3% compared to 2000 reflecting the re-issuance of shares held in treasury pursuant to dividend reinvestment and employee benefit plans. This increase in average common shares outstanding reduced 2001 earnings per share by $0.05 compared to 2000.

On January 24, 2002, we announced that we have entered into an agreement to sell Midland Enterprises Inc. ("Midland"), our marine barge business. In anticipation of this divestiture, which we expect to close in the second quarter of 2002, we have reported Midland's operations as discontinued for 2001 as well as for 2000. For 2001, we reflected a loss of $19.4 million, or $0.14 per share, which included both Midland's 2001 operating results as well as an estimate for our loss on the sale. At the time of our acquisition of Eastern, we were ordered by the Securities and Exchange Commission ("SEC") to divest this subsidiary by November 8, 2003 since its operations are not functionally related to our core utility operations. (See Note 10 to the Consolidated Financial Statements "Discontinued Operations" for further information.) In 2000, Midland's results of operations reflected a loss of $1.9 million, or $0.02 per share. There were no discontinued operations in 1999, since we acquired Midland as part of the our acquisition of Eastern on November 8, 2000.

Consolidated earnings available for common stock, which includes both results of operations from continuing as well as discontinued operations, were $218.4 million or $1.58 per share in 2001, compared to $282.7 million or $2.10 per share in 2000 and $223.9 million or $1.62 per share in 1999. Diluted earnings per share were $1.56 in 2001 and $2.09 in 2000. Basic and diluted earnings per share were the same in 1999.

During 2001, we recorded the effects of a number of events that significantly affected results of operations as follows: (1) A non-cash impairment charge recorded by our gas exploration and production subsidiaries to recognize the effect of lower wellhead prices on their valuation of proved gas reserves. Our share of this charge was $26.2 million after-tax ($40.7 million pre-tax) or $0.19 per share. (See Note 1 to the Consolidated Financial Statements "Summary of Significant Accounting Policies", Item F for further details.); (2) The reversal of a previously recorded loss provision regarding certain pending rate refund issues relating to the 1989 RICO class action settlement of $20.1 million after-tax ($33.5 million pre-tax), or $0.15 per share. (See Note 12 to the Consolidated Financial Statements "Class Action Settlement" for a further discussion of this issue.); and (3) Losses incurred by the Roy Kay companies of $95.0 million after-tax ($137.8 million pre- tax) or $0.69 per share reflecting costs related to the discontinuance of the general contracting activities of these companies, costs to complete work on certain loss construction projects, and operating losses incurred. (See Note 11 to the Consolidated Financial Statements, "Roy Kay Operations" and Note 8 "Contractual Obligations and Contingencies " - legal matters, for a further discussion of these issues.)

In 2000, we recorded a $65.2 million pre-tax charge associated with early retirement and severance programs that were implemented upon the acquisition of Eastern and ENI. The after-tax effect of this charge on consolidated results from continuing operations was $41.1 million, or $0.31 per share. There were no significant items to note in 1999.

Interest expense increased by $152.2 million, or 75% in 2001, reflecting higher levels of debt outstanding, primarily related to: (i) $1.65 billion of long-term debt and $308.6 million of commercial paper issued to finance the acquisition of Eastern and ENI; (ii) debt assumed in the Eastern and ENI acquisition; (iii) $625 million of notes issued during the year, primarily used to repay short-term debt; (iv) debt incurred by our Canadian subsidiary; as well as (v) higher commercial paper borrowings during the year to satisfy seasonal working capital needs. As part of the RICO class settlement adjustment noted above, we reversed $11.5 million of previously recorded carrying charges during 2001; of which $9 million ($5.9 million after-tax) was recorded in 2000.

Earnings before interest and taxes ("EBIT") from continuing operations in 2001, after adjusting for the matters noted above, were substanially higher than such earnings for 2000. Our gas distribution operations benefitted from the addition of the New England gas utilities for an entire year as compared to only two months in the prior year's results, as well as an increase in net margins due to continued gas sales growth, and cost saving synergies. Further, our gas exploration and production activities benefitted from the combined effect of higher realized gas prices, primarily during the first quarter of 2001, and improved production volumes throughout the year. These benefits to EBIT from continuing operations were almost entirely offset by higher interest expense. In addition, during 2000 certain charges were incurred by our corporate and administrative areas that were not incurred in 2001, which resulted in a significant increase to comparative earnings. (See the discussion under the heading "Review of Operating Segments" for an analyses of comparative EBIT for each of our operating segments.)

The increase in earnings for 2000 over 1999, resulted from solid performance across all of our business segments. Further, our average common shares outstanding were approximately 3% lower for 2000 compared to 1999 due to a stock repurchase program in 1999. The lower shares outstanding had a favorable affect on earnings per share from continuing operations of $0.07. Our gas distribution operations benefitted from gas sales growth, favorable gas prices compared to oil prices for most of 2000 and earnings from the acquisition of the New England gas distribution companies.

Earnings growth in 2000 was also due to the operation of our investment in the Ravenswood electric generation facility, ("Ravenswood facility") located in Queens, New York. The Ravenswood facility was acquired in June 1999 and therefore, earnings for 2000 reflected a full year of operations, while 1999 reflected less than seven full months of operations. In addition, consolidated earnings from continuing operations were further enhanced through improved performance from our gas exploration and production operations which benefitted from significantly higher realized gas prices and increased production volumes in 2000. In addition, on March 31, 2000 we increased our ownership in Houston Exploration from 64% to 70% at that time. Offsetting, to some extent, these enhancements to earnings in 2000, were expenses incurred by our corporate and administrative areas that were not allocated to our various business segments and were not incurred in 1999, as well as an increase to interest expense reflecting higher levels of debt outstanding due primarily to the acquisition of Eastern and ENI as previously noted.

Income tax expense generally reflects the lower level of pre-tax income in 2001 compared to last year. For 2000, income tax expense reflects the higher level of pre-tax income compared to 1999. Further, during the last quarter of 2000, the basis for computing certain local income taxes was changed which increased income tax expense in 2001 and 2000. (See Note 3 to the Consolidated Financial Statements, "Income Taxes" for more information.) Preferred stock dividends have decreased in all periods as a result of a redemption, at maturity, of 14.5 million shares of preferred stock in the second quarter of 2000.

Financial Outlook for 2002

Consistent with the guidance issued in December 2001, KeySpan's 2002 earnings from core operations (defined for this purpose as all operations other than gas exploration and production operations) are forecasted to be approximately $2.40 to $2.45 per share. KeySpan's 2002 earnings forecast for its gas exploration and production operations is approximately $0.20-$0.30 per share, based on the most recent guidance issued by Houston Exploration. Houston Exploration's earnings forecasts may vary significantly during the year due to, among other things, changing energy market conditions.

Pursuant to SEC rules for exploration and production companies which use the "full cost" accounting method, such as Houston Exploration and KeySpan Exploration and Production LLC, a quarterly "ceiling test" calculation is required using commodity prices as of the end of the reporting period. As a result, depending on prevailing commodity prices, our gas exploration and production subsidiaries may be required to recognize a non-cash impairment charge at the end of any future reporting period.

Review of Operating Segments
----------------------------


Gas Distribution

KeySpan Energy Delivery New York ("KEDNY") provides gas distribution service to customers in the New York City Boroughs of Brooklyn, Queens and Staten Island. KeySpan Energy Delivery Long Island ("KEDLI") provides gas distribution service to customers in the Long Island Counties of Nassau and Suffolk and the Rockaway Peninsula of Queens County. Four natural gas distribution companies - Boston Gas Company, Essex Gas Company, Colonial Gas Company and EnergyNorth Natural Gas, Inc., each doing business under the name KeySpan Energy Delivery New England ("KEDNE"), provide gas distribution service to customers in Massachusetts and New Hampshire. Since the New England entities were acquired on November 8, 2000, results of operations for periods prior to such date do not reflect the operating results of these entities.

The table below highlights certain significant financial data and operating statistics for the Gas Distribution segment for the periods indicated.

                                                                                                           (In Thousands of Dollars)
                                                                                                           -------------------------

                                                                Year Ended                    Year Ended               Year Ended
                                                             December 31, 2001            December 31, 2000        December 31, 1999
-----------------------------------------------------  ---------------------------  ----------------------------  ------------------
Revenues                                               $         3,613,551          $          2,555,785          $      1,753,132
Cost of gas                                                      2,017,782                     1,303,515                   702,044
Revenue taxes                                                      119,084                       117,811                   108,488
-----------------------------------------------------  ---------------------------  ----------------------------  ------------------
Net Revenues                                                     1,476,685                     1,134,459                   942,600
-----------------------------------------------------  ---------------------------  ----------------------------  ------------------
Operating expenses
  Operations and maintenance                                       593,341                       456,028                   415,888
  Early retirement and severance programs                                -                        41,790                         -
  Depreciation and amortization                                    253,523                       143,335                   102,997
  Operating taxes                                                  148,428                       131,854                   115,305
-----------------------------------------------------  ---------------------------  ----------------------------  ------------------
Total Operating Expenses                                           995,292                       773,007                   634,190
-----------------------------------------------------  ---------------------------  ----------------------------  ------------------
Operating Income                                                  481,393                       361,452                   308,410
Other Income and (Deductions), Net                                 10,969                         5,774                     9,835
-----------------------------------------------------  ---------------------------  ----------------------------  ------------------
Earnings Before Interest and Taxes                     $          492,362           $           367,226          $        318,245
-----------------------------------------------------  ---------------------------  ----------------------------  ------------------
Firm gas sales (MDTH)                                             261,473                       216,000                   172,019
Firm transportation (MDTH)                                        101,000                        40,655                    21,249
Transportation - Electric
      Generation   (MDTH)                                          64,578                        49,854                    82,503
Other sales (MDTH)                                                106,800                        91,406                    54,661
Warmer (Colder) than normal - New York                              10.0%                        (2.1)%                     10.0%
Warmer (Colder) than normal - New England                            4.6%                        (4.0)%                     N/A
-----------------------------------------------------  ---------------------------  ----------------------------  ------------------

   An MDTH is 10,000 therms and reflects the heating content of approximately one million cubic feet of gas. A therm reflects the heating content of approximately 100 cubic feet of gas. One billion cubic feet (BCF) of gas equals approximately 1,000 MDTH.

Net Revenues

Net gas revenues (revenues less the cost of gas and associated revenue taxes) increased by $342.2 million or 30% in 2001 compared to 2000. The gas distribution operations of KEDNE added $296.8 million to this increase, while our New York based gas distribution operations accounted for the remaining $45.4 million increase. Net gas revenues increased by $191.9 million or 20% in 2000 compared to 1999. The gas distribution operations of KEDNE contributed $126.6 million to the increase in net gas revenues, while our New York based gas distribution operations added the remaining $65.3 million to the increase.

Net revenues from our firm gas customers (residential, commercial and industrial customers) increased by $343.1 million in 2001 compared to 2000. This increase was largely driven by the addition of KEDNE's gas distribution operations which accounted for $296.8 million of the increase. Our New York based gas distribution operations added $9.2 million to firm net revenues in 2001 through the addition of new gas customers and through our continuing efforts to convert residential and commercial customers from oil-to-gas for space heating purposes, primarily on Long Island. In addition, the comparative increase in firm net revenues in 2001 was favorably affected by the recovery of previously deferred property taxes, as well as regulatory incentives which added $13.3 million and $23.7 million, respectively to firm net gas revenues in 2001. The property taxes are being amortized through operating taxes and therefore do not benefit net income.

Firm net gas revenues grew approximately $163.9 million in 2000 over 1999. The gas distribution operations of Eastern and ENI added $126.6 million, while our New York based gas distribution operations added $41.8 million through the addition of new gas customers and oil-to-gas conversions, primarily in the Long Island market, as well as from the benefits of colder weather. Partially offsetting these benefits were regulatory customer refunds that reduced net margins by $4.5 million.

In our large-volume heating markets and other interruptible (non-firm) markets, which include large apartment houses, government buildings and schools, gas service is provided under rates that are established to compete with prices of alternative fuel, including No. 2 and No. 6 grade heating oil. Net revenues in these markets in 2001 were slightly lower than sales to this market for 2000. Sales in these markets increased by $28.0 million in 2000 compared to 1999, through aggressive unit pricing and the addition of two large commercial and industrial customers. The majority of interruptible profits earned by KEDNE and KEDLI are returned to firm customers through the gas adjustment clause.

We believe that significant growth opportunities exist on Long Island and in our New England service territories. We estimate that on Long Island approximately 35% of the residential and multi-family markets, and approximately 55% of the commercial market currently use natural gas for space heating. Further, we estimate that in our New England service territories approximately 45% of the residential and multi-family markets, and approximately 30% of the commercial market currently use natural gas for space heating and other purposes. In all our market segments we will continue to seek growth through the expansion of our gas distribution system, as well as through the conversion of residential homes from oil-to-gas for space heating purposes.

KEDNY and KEDLI each operate under a utility tariff that contains a weather normalization adjustment that largely offsets shortfalls or excesses of firm net revenues during a heating season due to variations from normal weather. The gas distribution operations of our New England based subsidiaries do not have a weather normalization adjustment and, as a result, fluctuations from normal weather may have a significant positive or negative effect on the results of these operations. To a small extent, we mitigated the effect of fluctuations in normal weather patterns on our New England based subsidiaries' cash flows, by employing a derivative hedging instrument in 2001 for a limited sales quantity. (See Note 9 to the Consolidated Financial Statements "Hedging, Derivative Financial Instruments and Fair Values" for further information.)

Sales, Transportation and Other Quantities

Firm gas sales and transportation quantities increased by 41% during 2001, compared to last year. The gas distribution operations of KEDNE, accounted for
122.1 Mdth or 100% of the increase. Firm gas sales and transportation quantities from our New York based gas distribution operations decreased by 8% compared to last year as a result of warmer than normal weather. Weather was approximately 10% warmer than normal in 2001 and approximately 11% warmer than last year. Firm gas sales and transportation quantities increased by 33% in 2000 compared to 1999 reflecting firm gas sales from KEDNE which accounted for 41.0 Mdth, or 65% of the increase, as well as from the addition of new gas customers and the benefits derived from colder weather.

Weather normalized sales quantities in 2001 in our New York service territories were flat compared to 2000 due primarily to the effect on consumption of extraordinarily high gas prices during the first quarter of 2001 when the majority of our yearly gas distribution earnings are usually realized. Weather normalized sales quantities increased by approximately 5% in 2000 compared to 1999 in our New York service territories.

Firm gas transportation quantities increased in all periods, due to our continued natural gas unbundling initiatives and the addition of the New England gas distribution operations. At December 31, 2001, approximately 141,000 residential, commercial and industrial customers throughout our service territories purchased their gas supply from third party suppliers compared to approximately 130,500 customers in 2000 and 46,000 customers in 1999. Net revenues are not affected by customers opting to purchase their gas supply from other sources, since delivery rates charged to transportation customers generally are the same as delivery rates charged to full sales service customers.

Transportation quantities related to electric generation reflect the transportation of gas to our electric generating facilities located on Long Island. Net revenues from these services are deducted from the cost of gas charged to firm customers.

Other sales quantities include on-system interruptible quantities, off-system sales quantities (sales made to customers outside of our service territories) and related transportation. Effective April 1, 2000, we entered into an agreement with Coral Resources, L.P. ("Coral"), a subsidiary of Shell Oil Company. Coral assists in the origination, structuring, valuation and execution of energy-related transactions on behalf of KEDNY and KEDLI. Effective November 1, 1999, our Massachussetts based gas distribution subsidiaries entered into a three-year portfolio management contract with El Paso Energy Marketing, Inc. El Paso provides all of the city gate supply requirements at market prices and manages certain upstream capacity, underground storage and term supply contracts.

Operating Expenses

Operating expenses increased by $222.3 million, or 29%, in 2001 compared to last year, due to the addition of the New England gas distribution operations, which added $289.1 million to operating expenses in 2001. This amount includes operations and maintenance costs of $170.6 million, depreciation and amortization charges of $91.0 million and general taxes of $27.5 million. Operating expenses related to our New York based gas distribution operations decreased in 2001 compared to last year, as a result of cost savings synergies realized this year and lower general and administrative costs being allocated to our New York operations as a result of a change in our allocation methodology pursuant to the SEC's requirements under PUHCA. Further, in 2000 we recorded a charge of $41.8 million associated with early retirement and severance programs implemented upon the acquisition of Eastern and ENI.

Depreciation and amortization expense for this segment reflects the amortization of goodwill ($35.6 million in 2001), that was assigned to gas distribution operations, as well as continued property additions, and the amortization of certain costs previously deferred and now being recovered through rates. During 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 142 "Goodwill and Other Intangible Assets". As required by SFAS 142, goodwill will no longer be subject to amortization, but rather, will be tested for impairment at least annually. SFAS 142 is effective January 1, 2002. (See Note 1 "Summary of Significant Accounting Policies" - item G for further information.)

Operating expenses increased by $138.8 million, or 22%, in 2000 compared to 1999 primarily due to the addition of the KEDNE gas distribution operations. KEDNE added $69.8 million to operating expenses in 2000. This amount includes operations and maintenance costs of $42.0 million, depreciation and amortization charges of $21.9 million and general taxes of $5.9 million. Further, operating expenses in 2000 include $41.8 million of early retirement and severance program charges. Included in the depreciation and amortization charge, is an expense of $6.2 million primarily representing two months amortization of goodwill that was assigned to gas distribution operations. The remaining increase in depreciation and amortization expense reflects continued property additions, and the amortization of certain costs previously deferred and now being recovered through revenue recovery mechanisms. Further, operating taxes, which include state and local taxes on property have increased as the applicable property base and tax rates generally have increased.

Other Matters

As previously mentioned, there remain significant growth opportunities in our Long Island and New England gas distribution service areas. The Northeast region represents a significant portion of the country's population and energy consumption. As our gas distribution operations evolve within the new deregulated gas environment, gas sales growth will remain a critical core strategy. Customer additions are and will remain critical to our earnings in the future. The beneficial effect of these initiatives, however, may not be fully realized in the short-term since we will make incremental investments in our gas distribution network and expand our promotional campaigns to optimize the long-term growth opportunities in our territories.

To take advantage of the anticipated gas sales growth opportunities in the New York City metropolitan area, in 2000 we announced the formation of Islander East Pipeline, LLC, a limited liability company in which a KeySpan subsidiary and a subsidiary of Duke Energy Corporation each own a 50% equity interest. Islander East Pipeline, LLC has received a positive preliminary determination from the Federal Energy Regulatory Commission ("FERC") to construct, own and operate a natural gas pipeline facility consisting of approximately 50 miles of interstate natural gas pipeline extending from Algonquin Gas Transmission Company's facilities in Connecticut, across the Long Island Sound and connect with KEDLI's facilities on Long Island. A companion proposal filed by Algonquin Gas Transmission Company also received preliminary approval for increasing throughput on more than 13 miles of existing pipeline and constructing a new compressor station in Connecticut. The Islander East Pipeline which is expected to begin operating in 2003, will transport 260,000 dth daily to the Long Island and New York City energy markets, enough fuel to cool and heat 600,000 homes, as well as allow us to further diversify the geographic sources of our gas supply. We are currently evaluating various options for the financing of this pipeline.

Electric Services

The Electric Services segment primarily consists of subsidiaries that own and operate oil and gas fired electric generating plants in Queens and Long Island, and through long-term contracts of varying lengths, manage the electric transmission and distribution ("T&D") system, the fuel and electric purchases, and the off-system electric sales for LIPA.

Selected financial data for the Electric Services segment is set forth in the table below for the periods indicated.

                                                                                                        (In Thousands of Dollars)
                                                                                                        -------------------------

                                                        Year Ended                    Year Ended                  Year Ended
                                                    December 31, 2001             December 31, 2000          December 31, 1999
--------------------------------------------  ----------------------------  -----------------------------  -------------------------
 Revenues                                     $       1,421,079             $       1,444,711              $       861,582
 Purchased fuel                                         281,398                       315,139                       17,252
--------------------------------------------  ----------------------------  -----------------------------  -------------------------
Net Revenues                                          1,139,681                     1,129,572                      844,330
--------------------------------------------  ----------------------------  -----------------------------  -------------------------
Operating expenses
  Operations and maintenance                            699,169                       675,393                      527,729
  Depreciation                                           52,247                        49,278                       44,334
  Operating taxes                                       155,697                       158,886                      132,327
--------------------------------------------  ----------------------------  -----------------------------  -------------------------
Total Operating Expenses                                907,113                       883,557                      704,390
--------------------------------------------  ----------------------------  -----------------------------  -------------------------
Operating Income                                        232,568                       246,015                      139,940
Other Income and (Deductions), Net                       13,523                         4,673                        1,257
--------------------------------------------  ----------------------------  -----------------------------  -------------------------
Earnings Before Interest and Taxes            $         246,091             $         250,688              $       141,197
--------------------------------------------  ----------------------------  -----------------------------  -------------------------
Electric sales (MWH)*                                 4,930,129                     4,893,451                    2,995,970
Capacity (MW)*                                            2,200                         2,200                        2,168
Cooling degree days                                       1,381                         1,075                        1,312
--------------------------------------------  ----------------------------  -----------------------------  -------------------------

    *Reflects the operations of the Ravenswood facility only.

Net Revenues

Total electric net revenues increased slightly in 2001 compared to last year. Net revenues from the Ravenswood facility decreased by $12.6 million, or 3%, reflecting lower realized energy prices and lower ancillary service revenues offset, in part, by effective hedging strategies. (Ancillary services include primarily spinning reserves and non-spinning reserves available to replace energy that is unable to be delivered due to the unexpected loss of a major energy source.) Further, capacity and energy sales quantities, as well as realized energy prices were impacted by an increase in available capacity in New York City during 2001.

The pricing for both energy sales and the sale of certain ancillary services to the New York Independent System Operator ("NYISO") energy markets is still evolving and the FERC has adopted several price mitigation measures which are subject to rehearing and possible judicial review. The final resolution of these issues and their effect on our financial position, results of operations and cash flows can not be determined at this time. (See Item 7A. Quantitative and Qualitative Disclosures About Market Risk for a further discussion of these matters.)

Revenues from the service agreements with LIPA increased by $22.7 million, or 3% in 2001 compared to last year. Included in revenues in 2001, are billings to LIPA for certain third party construction costs that were significantly higher than such billings last year. These revenues have minimal impact on net income since the costs associated with these construction projects are included in operating expenses and we share any cost under-runs with LIPA. Further, reflected in 2000, are revenues earned from the construction of an underground transmission line to reinforce the electric system capacity on the southfork of Long Island. These revenues also have minimal impact on net income. Excluding both the third party construction billings and revenues associated with the construction of the underground transmission line, revenues in 2001 associated with the LIPA service agreements were comparable to such revenues earned last year. In addition, in 2001 we earned $16.2 million associated with non-cost performance incentives provided for under these agreements, compared to $15.4 million earned last year. (For a description of the LIPA service agreements, see "LIPA Agreements.")

Net revenues increased by $285.2 million, or 34%, in 2000 compared to 1999 due primarily to a full year of operations of the Ravenswood facility. Revenues from the Ravenswood facility benefitted both from the sale of energy, capacity and ancillary services to the NYISO at competitive market prices, as well as from effective hedging strategies. Prior to the start of operations of the NYISO on November 19, 1999, all of the energy and capacity from the Ravenswood facility was sold to the Consolidated Edison Company of New York, Inc. ("Consolidated Edison") on a cost recovery and fixed fee basis. Further, there were no sales of ancillary services in 1999.

Revenues from our service agreements with LIPA were $50.2 million higher in 2000 compared to 1999. The increase is largely due to the construction of the underground transmission line described previously. Further, revenues in 2000 include $16.5 million related to our share of off-system sales from the Long Island electric generation units. Under the terms of the energy management agreement, we are entitled to one-third of the profit from any off-system electricity sales arranged by us on LIPA's behalf. In addition, in 2000 we earned $15.4 million associated with non-cost performance incentives provided for under these agreements, compared to $15.8 million earned in 1999.

Operating Expenses

Operating expenses increased by $23.6 million, or 3% in 2001, compared to 2000, primarily as a result of the increase in third party construction costs previously noted and higher allocated charges for corporate and administrative costs due to changes in our allocation methodology as prescribed under PUHCA.

Operating expenses in 2000 increased by $179.2 million or 25% compared to 1999, primarily reflecting the operations of the Ravenswood facility for a full year. Operating expenses associated with the Ravenswood facility increased by $143.7 million in 2000 compared to 1999. Included in operating expenses for the Ravenswood facility are charges of $63.9 million for fuel management services provided by one of our subsidiaries within the Energy Services segment. There were no comparable charges in 1999. Operating expenses incurred under LIPA service agreements increased by $35.5 million in 2000 compared to 1999 due primarily to costs incurred to install the new electric transmission line discussed earlier.

Other Matters

On September 5, 2001, the New York State Board on Electric Generation Siting and the Environment ("Siting Board") approved our application to build a new 250 MW generation facility at the Ravenswood facility site. The new facility is expected to commence operations in late 2003 or early 2004. The capacity and energy produced from this plant is anticipated to be sold into the NYISO energy markets. We have also filed an application with the Siting Board for approval of our proposal to build a similar 250 MW combined cycle electric generating facility on Long Island. This facility is anticipated to commence operation in late 2004 or early 2005. We anticipate that 50% of the plant's capacity will be under a long-term contract to LIPA. Further, we are in the process of constructing two 79 MW electric generating facilities on Long Island that will serve LIPA in the summer of 2002. We are currently evaluating various options for the financing of these facilities.

Under a Generation Purchase Rights Agreement ("GPRA"), LIPA had the right to purchase, at fair market value, all existing Long Island based generating assets during the twelve month period beginning on May 28, 2001. On March 11, 2002, LIPA and KeySpan announced that they had reached an agreement in principle to, among other things, extend the GPRA for three years. See the discussion under the heading "Electric Services - Revenue Mechanisms, Generation Purchase Rights Agreement" for further details.

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

                                                                                                          (In Thousands of Dollars)
                                                                                                          -------------------------

                                                                  Year Ended                 Year Ended               Year Ended
                                                                December 31, 2001          December 31, 2000      December 31, 1999
---------------------------------------------------------  ------------------------  -------------------------  --------------------
Unaffiliated revenues                                      $     1,100,167           $        770,110           $       186,529
Intersegment revenues                                               46,718                     63,296                        -
Less: cost of gas and fuel                                         407,734                    248,275                   42,388
---------------------------------------------------------  ------------------------  -------------------------  --------------------
Net revenues                                                       739,151                    585,131                  144,141
Other operating expenses                                           849,483                    507,639                  148,784
---------------------------------------------------------  ------------------------  -------------------------  --------------------
Operating Income (Loss)                                           (110,332)                    77,492                   (4,643)
Other Income and (Deductions), Net                                   4,282                     (2,727)                     708
---------------------------------------------------------  ------------------------  -------------------------  --------------------
Earnings (Loss) Before Interest and Taxes                  $      (106,050)          $         74,765           $       (3,935)
---------------------------------------------------------  ------------------------  -------------------------  --------------------

The decrease in EBIT in 2001 is primarily the result of the operations of the former Roy Kay companies, which incurred EBIT losses of $137.8 million in 2001. We have decided to discontinue the general contracting activities of these companies based upon our view that the general contracting business is not a core competency of these companies. Certain remaining activities engaged in by the former Roy Kay companies will be integrated with those of other KeySpan energy-related businesses. (See Note 11 to the Consolidated Financial Statements "Roy Kay Operations" for further information.) EBIT associated with these companies in 2000 was $1.3 million.

Excluding the operations of the Roy Kay companies, EBIT for this segment was $31.7 million in 2001 compared to $73.4 million in 2000. EBIT also includes earnings from fuel-management services provided to the Ravenswood facility. A subsidiary within this segment, KeySpan Energy Supply Inc., provides the Ravenswood facility with energy procurement advisory services and acts as an energy broker for the sale of energy and ancillary services. For these services, KeySpan Energy Supply Inc. receives a management fee and shares in the operating profit generated by the Ravenswood facility on the sale of energy and ancillary services. Inter-company EBIT associated with these services in 2001 was $37.4 million compared to $60.1 million in 2000. The remaining companies in this segment reflected a decrease in EBIT of $19.0 million in 2001 compared to 2000. The comparative decrease in EBIT is attributed to costs incurred to complete certain loss construction contracts and higher corporate allocated costs as result of PUHCA requirements.

The increase in earnings of the Energy Services segment in 2000 compared to 1999, reflects primarily fuel-management services provided to the Ravenswood facility, which for 2000, resulted in inter-company EBIT of $60.1 million. There were no energy procurement and fuel-management advisory services between KeySpan Energy Supply and the Ravenswood facility in 1999. This segment also realized significantly greater gross profit margins in 2000, compared to 1999, for each of its other lines of business. These gross profit margin enhancements resulted from acquisitions of companies providing energy-related services and through customer additions related to energy sales. These benefits to gross profit margins were partially offset by increases in general and administrative expenses associated primarily with the operations of the acquired companies.

At December 31, 2001, affiliates in this segment had net customer accounts receivable of $332.7 million, which is consistent with the prior year balance. This balance reflects, for the most part, receivables associated with the design, building, and installation of large heating, ventilation and air-conditioning ("HVAC") systems. Revenues, as well as receivables, are generally recognized by the percentage of completion method. A number of these construction projects are for the installation of HVAC systems for governmental agencies and hospitals. Traditionally, the collection cycle for outstanding accounts receivables associated with these customers is generally longer than with other customers. It has been our experience that, for the most part, these accounts receivable are fully collectible. In addition, included in the net customer accounts receivable balance are receivables associated with our gas and electric marketing activities, which balances are also consistent with prior years.

Energy Investments

The Energy Investment segment consists of our gas exploration and production operations, certain other domestic and international energy-related investments, as well as certain technology related investments. Our gas exploration and production subsidiaries are engaged in gas and oil exploration and production, and the development and acquisition of domestic natural gas and oil properties. These investments consist of our 67% equity interest in the Houston Exploration Company ("Houston Exploration"), as well as our wholly-owned subsidiary, KeySpan Exploration and Production, LLC.

This segment also consists of KeySpan Canada; our 20% interest in the Iroquois Gas Transmission System LP ("Iroquois"); and our 50% interest in the Premier Transmission Pipeline and 24.5% interest in Phoenix Natural Gas, both located in Northern Ireland.

Selected financial data and operating statistics for our gas exploration and production activities are set forth in the following table for the periods indicated.


                                                                                                           (In Thousands of Dollars)
                                                                                                           -------------------------

                                                                 Year Ended                  Year Ended               Year Ended
                                                             December 31, 2001            December 31, 2000         December 31,1999
----------------------------------------------------  ----------------------------  -------------------------  ---------------------
Revenues                                              $          400,031            $        274,209           $      150,581
Depletion and amortization expense                               142,728                      95,364                   74,051
Full cost ceiling test write-down                                 41,989                           -                        -
Other operating expenses                                          55,653                      44,435                   28,000
----------------------------------------------------  ----------------------------  -------------------------  ---------------------
Operating Income                                                 159,661                     134,410                   48,530
Other Income and (Deductions), Net*                              (39,728)                    (22,738)                  (7,695)
----------------------------------------------------  ----------------------------  -------------------------  ---------------------
Earnings Before Interest and Taxes*                   $          119,933            $        111,672           $       40,835
----------------------------------------------------  ----------------------------  -------------------------  ---------------------
Natural gas and oil production (Mmcf)                             93,968                      80,415                   71,227
Natural gas (per Mcf) realized                        $             4.24            $           3.38           $         2.10
Natural gas (per Mcf) unhedged                        $             4.09            $           3.97           $         2.14
Proved reserves at year-end (BCFe)                                   647                         593                      553
----------------------------------------------------  ----------------------------  -------------------------  ---------------------

            *Operating income above represents 100% of our gas exploration and production subsidiaries' results for the periods indicated. Earnings before interest and taxes, however, is adjusted to reflect minority interest. Gas reserves and production are stated in BCFe and Mmcfe, which includes equivalent oil reserves.

Earnings Before Interest and Taxes

The increase in EBIT for 2001 compared to 2000 reflects a significant increase in gas exploration and production revenues, partially offset by increases in operating expenses associated with higher production volumes. Revenues for 2001 benefitted from the combined effect of a 17% increase in production volumes and a 25% increase in average realized gas prices (average wellhead price received for production including hedging gains and losses). The average realized gas price in 2001 was 103% of the average unhedged natural gas price.

In the fourth quarter of 2001, our gas exploration and production subsidiaries recorded a non-cash impairment charge of $42.0 million to recognize the effect of lower wellhead prices on their valuation of proved gas reserves. Our share of this charge, which includes our joint venture ownership interest and minority interest, was $26.2 million after-tax. (See Note 1 to the Consolidated Financial Statements "Summary of Significant Accounting Policies", Item F for more information on this charge.)

Houston Exploration entered into derivative financial positions in 2001 to hedge a substantial portion of its anticipated 2002 production. These derivative instruments are designed to provide Houston Exploration with a more predicable cash flow, as well as to reduce its exposure to adverse price fluctuations in natural gas. (See Note 9 to the Consolidated Financial Statements, "Hedging, Derivative Financial Instruments and Fair Values" for further information.)

At December 31, 2001, our gas exploration and production subsidiaries had 647 BCFe of net proved reserves of natural gas, of which approximately 72% were classified as proved developed.

EBIT increased by $70.8 million in 2000 compared to 1999, reflecting a significant increase in revenues, partially offset by increases in operating expenses. Revenues benefitted from the combined effect of a 13% increase in production volumes and a 61% increase in average realized gas prices. The average realized gas price in 2000 was 85% of the average unhedged natural gas price. Further, on March 31, 2000, we increased our ownership in Houston Exploration from 64% to 70% at that time. The increase in operating expenses reflects the significant increase in production volumes.

Natural gas prices continue to be volatile and the risk that we may be required to write-down our full cost pool again in the future increases when natural gas prices are depressed or if we have significant downward revisions in our estimated proved reserves.

Selected financial data for our other energy-related investments are set forth in the following table for the periods indicated.

                                                                                                           (In Thousands of Dollars)
                                                                                                           -------------------------
                                                        Year Ended                     Year Ended                   Year Ended
                                                    December 31, 2001              December 31, 2000           December 31, 1999
--------------------------------------------  ------------------------------  ---------------------------  -------------------------
Revenues                                      $            98,287           $          35,258           $               2,789
Operation and maintenance expense                          71,411                      31,551                           8,257
Other operating expenses                                   20,883                       9,988                           1,316
--------------------------------------------  ------------------------------  ---------------------------  -------------------------
Operating Income (Loss)                                     5,993                      (6,281)                         (6,784)
Other Income and (Deductions), Net                         15,551                      26,295                          20,557
--------------------------------------------  ------------------------------  ---------------------------  -------------------------
Earnings Before Interest and Taxes            $            21,544           $          20,014           $              13,773
--------------------------------------------  ------------------------------  ---------------------------  -------------------------

Overall, EBIT from these operations and investments in 2001 remained relatively constant compared to 2000. EBIT growth from our investments in KeySpan Canada, Northern Ireland and certain operations purchased as part of our acquisition of Eastern were offset, in part, by losses incurred from certain technology-related investments. Further, in the fourth quarter of 2000, we acquired the remaining 50% interest in KeySpan Canada, making us the sole owner. Results of operations associated with KeySpan Canada are now fully consolidated, whereas prior to this transaction, KeySpan Canada's results were reported as equity income in Other Income and (Deductions).

EBIT from this segment increased by $6.2 million in 2000, compared to 1999, reflecting earnings growth from our Canadian investments. Results of operations from Canadian gas and oil operations were enhanced through the acquisition, in the fourth quarter of 1999, of the Paddle River Gas Plant and certain oil producing properties in Alberta, Canada, more efficient operations of KeySpan Canada and the additional ownership interest in that company. Further, in the fourth quarter of 2000, we sold our interest in the oil producing properties in Alberta, Canada and recognized an after-tax gain of approximately $1.3 million from the sale. In addition, Iroquois realized higher transportation sales quantities and revenues from its interruptible customers in 2000 compared to 1999. Earnings from our investments in Northern Ireland in 2000 were essentially the same as earnings for 1999. For much of 2000 and 1999, the subsidiaries in this segment were primarily accounted for under the equity method since our ownership interests were 50% or less. Accordingly, income from these investments was reflected primarily in Other Income and (Deductions) in the Consolidated Statement of Income.

We do not consider the businesses contained in the Energy Investments segment to be part of our core asset group. We have stated in the past that we may sell or otherwise dispose of all or a portion of our non-core assets. Except for the sale of Midland Enterprises as previously discussed, we can not predict when, or if, any such sale or disposition may take place, or the effect that any such sale or disposition may have on our financial position, results of operations or cash flows.

Allocated Costs

As previously mentioned, due to the acquisition of Eastern and ENI, we are subject to the jurisdiction of the SEC under PUHCA. As part of the regulatory provisions of PUHCA, the SEC regulates various transactions among affiliates within a holding company system. In accordance with the regulations of PUHCA and New York State Public Service Commission requirements, we have established service companies that provide: (i) traditional corporate and administrative services; (ii) gas and electric transmission and distribution systems planning, marketing, and gas supply planning and procurement; and (iii) engineering and surveying services to subsidiaries. Revised allocation methodologies, approved by the SEC, have been used in 2001 to allocate service company costs to affiliates. During 2000, certain costs were incurred by our corporate and administrative subsidiaries that were not allocated to other operating segments, and were not incurred in 2001. These unallocated costs had a significant effect on comparative EBIT results and are as follows:(i) a charge of $10.0 million for a contribution to the KeySpan Foundation; (ii) an impairment charge of $23.2 million associated with our equity investment in certain technology-related activities; (iii) branding expenses and other costs related to the integration of the Eastern and ENI companies of $24.6 million; and (iv) early retirement and severance charges of $23.1 million. Item (i) is reflected in "Other Income and Deductions" and all other items are reflected in "Operations and Maintenance expense" in the Consolidated Statement of Income for 2000. Further, during 2001 we: (i) recorded the benefit associated with the favorable appellate court decision regarding the class action settlement at our corporate holding company level which increased EBIT by $22.0 million; and (ii) settled certain outstanding issues associated with LIPA and reallocated certain administrative costs which combined added $15.8 million to EBIT. The net result of the preceding items contributed to the increase in EBIT of $137.0 million in 2001 associated with our non-operating subsidiaries. The 2000 charges described above are also the major contributing factor to the $121.6 million decrease in EBIT from these operations in 2000 compared to 1999.

Liquidity

Cash flow from operations continues to reflect strong results from our core operations - gas distribution operations and electric operations, as well as significant contributions from our gas exploration and production activities. Further, the decrease in natural gas prices in the second half of 2001 also had a positive impact on cash flow from operations. As a result of the seasonal nature of our gas distribution operations, we incur significant cash expenditures during the summer and early fall to purchase and inject gas into our storage facilities. We recover these costs in subsequent periods as the gas is removed from storage and delivered to our customers, primarily during the winter, for space heating purposes. Significant cash flows are generated during the first two quarters of the subsequent fiscal year as we receive payment from customers for such heating season use. Due to the significant increase in gas costs during the summer and early fall of 2000, gas cost recoveries for the first two quarters of 2001 were greater than such recoveries for the same period in 2000. Further, gas prices during the third and fourth quarters of 2001 were lower than this time last year, resulting in lower cash expenditures required to maintain natural gas inventory in storage. Also, as stated earlier, our gas exploration and production activities benefitted from higher gas prices during the first two quarters of 2001 compared to 2000. These enhancements to cash flow were partially offset by an increase in interest payments due to higher levels of outstanding debt.

The decrease in cash flow from operations in 2000 compared to 1999 reflects working capital requirements primarily as a result of the rising price of natural gas in the latter part of 2000, as previously mentioned. Cash flow from operations also reflects a decrease in interest income, and an increase in interest payments due to increased levels of outstanding debt. Further, in 1999 cash flow from operations reflects the cash utilization of a $57.4 million net operating loss carryforward on income tax payments in 1999.

At December 31, 2001, we had cash and temporary cash investments of $159.3 million. During the year, we replaced two existing revolving credit facilities of $700 million each, with one new credit facility which will continue to support our $1.4 billion commercial paper program. Under this facility, our consolidated indebtedness may not exceed 68% of our consolidated capitalization at the end of any fiscal quarter. As of December 31, 2001, our consolidated indebtedness was 66% of our consolidated capitalization. Violation of this covenant could result in the termination of the credit facilities. At December 31, 2001, $1.0 billion of commercial paper was outstanding at a weighted average annualized interest rate of 2.23% compared to $1.3 billion outstanding at December 31, 2000. We had the ability to borrow up to an additional of $351.6 million at December 31, 2001 under the terms of our credit facility.

Houston Exploration has an unsecured line of credit with a commercial bank that provides for a maximum commitment of $250 million, subject to a borrowing base limitation of $250 million. During 2001, Houston Exploration borrowed $172 million under this facility and repaid $173 million; at December 31, 2001, $144 million remained outstanding at a weighted average annualized interest rate of 6.22%. At December 31, 2001, Houston Exploration had available borrowings of $106 million.

Also, KeySpan Canada has two revolving loan agreements with financial institutions in Canada. Borrowings under these agreements totaled $13.6 million and repayments totaled $9.4 million in 2001. At December 31, 2001, approximately $175 million was outstanding at a weighted average annualized interest rate of 5.03%. KeySpan Canada currently has available borrowings of approximately $29 million.

KeySpan has fully and unconditionally guaranteed $525 million of medium- term notes issued by KEDLI under KEDLI's current shelf registration, as well as a $125 million revolving credit agreement associated with its Canadian subsidiaries. Both the medium- term notes and credit agreement are reflected on the Consolidated Balance Sheet.

Further, KeySpan has: (i) guaranteed $191.0 million of surety bonds associated with certain construction projects currently being performed by subsidiaries within the Energy Services segment; (ii) guaranteed certain supply contracts, hedging margin accounts and purchase orders for certain subsidiaries in the aggregate amount of $83.2 million; and (iii) guaranteed the $425 million Master Lease Agreement associated with the lease of the Ravenswood facility. These guarantees are not on the Consolidated Balance Sheet. The guarantee on the medium- term notes expires in 2010, while the other guarantees have terms that do not extend beyond 2005; however the Master Lease Agreement can be extended to 2009. At this point in time, we have no reason to believe that our subsidiaries will default on their current obligations. However, we can not predict when or if any defaults may take place or the impact such defaults may have on our consolidated results of operations, financial condition or cash flows. See Note 7 to the Consolidated Financial Statements "Long-Term Debt" for an explanation of KEDLI's medium- term notes and the Canadian revolving credit facility. Also, see the discussion of the Ravenswood lease under the heading "Financing".

We satisfy our seasonal working capital requirements primarily through internally generated funds and the issuance of commercial paper. In addition, we anticipate realizing approximately $165 million in proceeds from the sale of Midland in 2002. We believe that these sources of funds are sufficient to meet our seasonal working capital needs. Further, we use treasury stock to satisfy the requirements of our employee common stock, dividend reinvestment and benefit plans.

Capital Expenditures and Financing
Construction Expenditures

The table below sets forth our construction expenditures by operating segment for the periods indicated:

                                                                                   (In Thousands of Dollars)
                                                                                   -------------------------

                                                         Year Ended                      Year Ended
                                                     December 31, 2001               December 31, 2000
---------------------------------------------  ------------------------------  ------------------------------
Gas Distribution                               $           384,323              $          274,941
Electric Services                                          211,658                          69,921
Energy Investments                                         437,976                         270,187
Energy Services                                             17,292                          17,362
Corporate Unallocated                                        8,510                             624
---------------------------------------------  ------------------------------  ------------------------------
                                               $         1,059,759              $          633,035
---------------------------------------------  ------------------------------  ------------------------------

Construction expenditures related to the Gas Distribution segment are primarily for the renewal and replacement of mains and services and for the expansion of the gas distribution system on Long Island and in New England. Construction expenditures for the Electric Services segment reflect primarily costs to maintain our electric generating facilities as well as costs to expand the Ravenswood facility and construct the new electric generating facilities as previously noted. Construction expenditures related to the Energy Investments segment primarily reflect costs associated with our gas exploration and production activities. These costs are related to the development of properties in Southern Louisiana and in the Gulf of Mexico. Expenditures also include development costs associated with our joint venture with Houston Exploration, as well as costs related to Canadian affiliates.

Construction expenditures for 2002 are estimated to be $1.2 billion, including estimated expenditures for the construction of the new electric generating facilities. The amount of future construction expenditures is reviewed on an ongoing basis and can be affected by timing, scope and changes in investment opportunities.

Financing

During 2001, we issued $500 million 6.15% Notes due June 1, 2006 under an existing shelf registration statement, leaving $500 million available for issuance at December 31, 2001. The proceeds from the issuance of these notes was used to repay a portion of outstanding commercial paper. In February 2002, we updated our shelf registration for the issuance of up to $1.2 billion of additional securities, thereby giving us the ability to issue up to $1.7 billion of debt, equity or various forms of preferred stock. Currently, we have the authority under PUHCA to issue up to $1.0 billion of this amount. We have filed an application with the SEC for additional authorization.

KEDLI also has an effective shelf registration statement on file with the SEC for the issuance of up to $600 million of debt securities. During 2001, KEDLI issued $125 million of medium term notes at 6.9% due January 15, 2008 and at December 31, 2001 has $525 million outstanding under this shelf registration statement, with $75 million available for issuance. The medium term notes issued by KEDLI are fully and unconditionally guaranteed by KeySpan.

We will continue to evaluate our capital structure and financing strategy for 2002 and beyond. In order to take advantage of low cost debt opportunities currently available and to finance the construction of our new electric power plants and the Islander East pipeline, we are analyzing the feasibility of engaging in various forms of financing transactions during 2002. Depending upon, among other things, market conditions and the timing of our receipt of the proceeds from the sale of Midland, our strategy may include the issuance of traditional and/or alternative forms of debt or equity securities during 2002. In any event, we believe that our current sources of funding (i.e., internally generated funds and the availability of commercial paper), together with the cash proceeds from the sale of Midland, are sufficient to meet our anticipated working capital needs for the foreseeable future.

As part of our strategy to increase the level of floating rate debt, in 2001 we entered into several interest rate swap agreements on $1.3 billion of existing fixed rate medium-term and long-term debt and effectively converted it to floating rate debt. These swap agreements qualify for hedge accounting and were completed with several major financial institutions to reduce credit risk. Additionally, we entered into a swap agreement that effectively converts $270 million of outstanding commercial paper with fixed rate debt and also qualifies for hedge accounting. (See Note 9 to the Consolidated Financial Statements "Hedging, Derivative Financial Instruments, and Fair Values" for additional information on these swap agreements.)

At December 31, 2001 our debt, including commercial paper, to total capitalization was approximately 66%. As a registered holding company, we are subject to certain financing restrictions. See the discussion under the heading "Securities and Exchange Commission Regulation" for additional information on these restrictions.

We also have an arrangement with a special purpose financing entity through which we lease the Ravenswood facility. We acquired the Ravenswood facility from Consolidated Edison on June 18, 1999 for approximately $597 million. In order to reduce our initial cash requirements, we entered into a lease agreement with a special purpose, unaffiliated financing entity that acquired a portion of the facility directly from Consolidated Edison and leased it to our subsidiary. We have guaranteed all payment and performance obligations of our subsidiary under the lease. The lease relates to approximately $425 million of the acquisition cost of the facility, which is the amount of debt that would have been recorded on our Consolidated Balance Sheet had the special purpose financing entity not been utilized and conventional debt financing been employed. Further, we would have recorded an asset in the same amount. Monthly lease payments are for interest only. The lease qualifies as an operating lease for financial reporting purposes while preserving our ownership of the facility for federal and state income tax purposes.

The initial term of the lease expires on June 20, 2004 and may be extended until June 20, 2009. In June 2004 , we have the right to either purchase the facility or terminate the lease and dispose of the facility for an amount generally equal to the original acquisition cost, $425 million, plus the present value of the lease payments that would have otherwise been paid through June 20, 2009. In June 2009, when the lease terminates, we may purchase the facility in an amount generally equal to the original acquisition cost or surrender the facility to the lessor. At this time, we believe that the fair market value of the leased assets is well in excess of the original acquisition cost.

The Financial Accounting Standards Board (the "Board") is currently reviewing issues related to special purpose entities. We anticipate that in April 2002, the Board will issue for public comment interpretive guidance regarding accounting for and disclosure of special purpose entities. We expect the final guidance to be issued in the summer of 2002, and be effective January 1, 2003. At this time, we are unable to determine the impact the final interpretive guidance will have on our results of operations and financial position. (See
Note 8 to the Consolidated Financial Statements "Contractual Obligations and Contingencies" for further details.)

The ratings on our long-term debt have remained unchanged from last year. Moody's Investor Services rated: (i) KeySpan's long-term debt at A3; and (ii) KEDNY's, KEDLI's, Boston Gas Company's and Colonial Gas Company's long-term debt at A2. Standard and Poor's rating agency rated: (i) the long- term debt of KeySpan, KeySpan Generation, Boston Gas Company and Colonial Gas Company at A; and (ii) KEDNY's and KEDLI's long-term debt at A+.

The table below reflects the maturity schedules for our contractual obligations:

                                                                                                           (In Thousands of Dollars)
                                                                                                           -------------------------

Contractual                                           Less than 1
Obligations                        Total                 Year              1-3 Years            4-5 Years          After 5 Years
---------------------------  ---------------------  -----------------  -------------------  ------------------  --------------------
Long-Term Debt               $     4,811,347       $        339        $      10,810        $    1,227,333      $      3,572,865
Capital Lease
  Obligations                         15,192                654                2,382                 2,176                 9,980
Operating Leases                     633,313                  -              261,953               165,441               205,919
---------------------------  ---------------------  -----------------  -------------------  ------------------- --------------------
Total Contractual
  Cash Obligations           $     5,459,852       $        993         $    275,145        $    1,394,950      $      3,788,764
---------------------------  ---------------------  -----------------  -------------------  ------------------  --------------------
Commercial Paper (1)         $     1,048,450            Revolving                  -                     -                     -
---------------------------  ---------------------  -----------------  -------------------  ------------------  --------------------

(1) We have a $1.4 billion revolving credit facility that supports our commercial paper program. This facility will expire in September 2002. Traditionally we replace expired credit facilities with new facilities of similar terms.

Discussions of Critical Accounting Policies and Assumptions

In preparing our financial statements, the application of certain accounting policies requires difficult, subjective and/or complex judgements. The circumstances that make these judgements difficult, subjective and/or complex have to do with the need to make estimates about the impact of matters that are inherently uncertain. Actual effects on our financial position and results of operations may vary significantly from expected results if the judgements and assumptions underlying our estimates prove to be inaccurate. The critical accounting policies requiring such subjectivity are discussed below.

Percentage of Completion
Significant reliance is placed upon estimates of future job costs in computing revenue and subsequent net income under the percentage of completion method of revenue recognition for the design, building and installation of heating, ventilation and air-conditioning systems by subsidiaries in our Energy Services segment. This method measures the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. These estimates are made on available information at the time of review, and changes in estimates resulting in additional future costs to complete projects can result in reduced margins or loss contracts. Provisions for estimated losses on uncompleted contracts are made in the period such losses are determined. These changes in job performance, job conditions and estimated profitability are recognized in the period the revisions are determined.

Valuation of Goodwill
We record goodwill on purchase transactions, representing the excess of acquisition cost over the fair value of net assets acquired. In accordance with the provisions of SFAS 121 "Accounting for the

Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the carrying value of goodwill is to be reviewed if the facts and circumstances, such as significant declines in sales, earnings or cash flows, or material adverse changes in the business climate suggest that such goodwill might be impaired. If this review indicates that goodwill is not recoverable, as determined based upon the estimated undiscounted cash flows of the entity acquired, impairment would be measured by comparing the carrying value of the investment in such entity to its fair value. Fair value would be determined based on quoted market values, appraisals, or discounted cash flows. For the year ended December 31, 2001, we reviewed the facts and circumstances for the entities carrying goodwill and as a result of the above procedures, wrote off $12.4 million associated with the Roy Kay Companies upon determination that the asset was not recoverable. (See Note 11 to the Consolidated Financial Statements "Roy Kay Operations" for more information.)

On January 1, 2002, we adopted SFAS 141, "Business Combinations", and SFAS 142 "Goodwill and Other Intangible Assets". The key concepts from the two interrelated Statements include mandatory use of the purchase method when accounting for business combinations, discontinuance of goodwill amortization, a revised framework for testing goodwill impairment at a "reporting unit" level, and new criteria for the identification and potential amortization of other intangible assets. Other changes to existing accounting standards involve a requirement to test goodwill for impairment at least annually. The annual impairment test is to be performed within six months of adopting SFAS 142 with any resulting impairment reflected as either a change in accounting principle, or a charge to operations in the financial statements, as appropriate.

In testing for goodwill impairment under both SFAS 121 and SFAS 142, significant reliance is placed upon estimated future cash flows. Cash flow estimates are determined based upon our projected market conditions and demand for our products and services. We are currently in the process of testing goodwill under the revised discounted cash flow methodology prescribed by SFAS 142. A change in the fair value measurement of our investments could cause a significant change in the carrying value of goodwill. The results of this analysis is not complete at this time, and we are unable to determine the impact this analysis may have on our results of operations or financial condition.

Valuation of Derivative Instruments
From time to time, we employ derivative instruments to hedge a portion of our exposure to commodity price risk and interest rate risk, as well as to fix the selling price on a portion of our electric energy sales from the Ravenswood facility. A number of our derivative instruments are exchange traded and, accordingly, fair value measurements are generally based on standard New York Mercantile Exchange ("NYMEX") quotes. However, the oil derivative instruments we employ to hedge the purchase price on a portion of the oil used to fuel the Ravenswood facility are not exchange traded. We use industry published oil indices for No. 6 grade fuel oil to value these oil swap contracts. We have also engaged in the use of derivative swap instruments to fix the selling price on a portion of our electric energy sales from the Ravenswood facility. Further, we have tolling arrangements under which we have "locked-in" a profit margin on a portion of electric sales. These arrangements are also non-exchange traded and we use NYISO-location zone published indices to value these outstanding derivatives. For collar transactions relating to natural gas sales associated with our gas exploration and production subsidiaries, we use standard NYMEX quotes, as well as Black- Scholes valuations to calculate the fair value of these instruments. Finally, we also have interest rate swap agreements in which approximately $1.4 billion of fixed rate debt have been effectively converted to floating rate debt. The fair values of these derivative instruments are provided to us by third party appraisers and represent the present value of future cash-flows based on a forward interest rate curve for the life of the derivative instrument. All fair value measurements, whether calculated using standard NYMEX quotes or other valuation techniques, are subjective and subject to fluctuations in commodity prices, interest rates and overall economic market conditions and, as a result, our fair value measurements can fluctuate significantly from period to period. Except for derivative instruments related to firm gas sales to our regulated gas sales customers and derivative instruments associated with gas sales to certain large-volume gas sales customers, our current derivative instruments qualify for hedge accounting under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities". (See
Note 9 to the Consolidated Financial Statements "Hedging, Derivative Financial Instruments and Fair Values" for a further description of the instruments.)

Dividends

We are currently paying a dividend at an annual rate of $1.78 per common share. Our dividend policy is reviewed annually by the Board of Directors. The amount and timing of all dividend payments is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial conditions and other factors. However, based on currently foreseeable market conditions it is our intent to maintain the dividend at the $1.78 level.

Pursuant to New York Public Service Commission's ("NYPSC") orders, the ability of KEDNY and KEDLI to pay dividends to the parent company is conditioned upon maintenance of a utility capital structure with debt not exceeding 55% and 58%, respectively, of total utility capitalization. In addition, the level of dividends paid by both utilities may not be increased from current levels if a 40 basis point penalty is incurred under the customer service performance program. At the end of KEDNY's and KEDLI's rate years (September 30, 2001 and November 30, 2001, respectively), the ratio of debt to total utility capitalization was 44% and 54%, respectively. Our corporate and financial activities and those of each of our subsidiaries (including their ability to pay dividends to us) are also subject to regulation by the SEC. For additional information, see the discussion under the heading "Securities and Exchange Commission Regulation" .

Regulation and Rate Matters

Gas Distribution

By orders dated February 5, 1998 and April 14, 1998 the NYPSC approved the KeySpan / LILCO merger and established gas rates for both KEDNY and KEDLI. Pursuant to the orders, $1 billion of efficiency savings, excluding gas costs, attributable to operating synergies that are expected to be realized over the ten-year period following the combination, were allocated to customers net of transaction costs.

Effective May 29, 1998, KEDNY's base rates to core customers were reduced by $23.9 million annually. In addition, KEDNY is subject to an earnings sharing provision pursuant to which it will be required to credit core customers with 60% of any utility earnings up to 100 basis points above certain threshold return on equity levels over the term of the rate plan (other than any earnings associated with discrete incentives) and 50% of any utility earnings in excess of 100 basis points above such threshold levels. The threshold levels are 13.50% and 13.25% for the rate years ended September 30, 2001 and 2002, respectively. KEDNY slightly exceeded the threshold return on equity for the rate year ended September 30, 2001. On September 30, 2002, KEDNY's rate agreement with the NYPSC will expire. Under the terms of the agreement, the then current gas distribution rates and all other provisions, including the earnings sharing provision, will remain in effect until changed by the NYPSC.

The orders also required KEDLI to reduce base rates to its customers by $12.2 million annually effective February 5, 1998 and by an additional $6.3 million annually effective May 29, 1998. KEDLI is subject to an earnings sharing provision pursuant to which it is required to credit to firm customers 60% of any utility earnings in any rate year up to 100 basis points above a return on equity of 11.10% and 50% of any utility earnings in excess of a return on equity of 12.10%. KEDLI did not earn above its threshold return level in its rate year ended November 30, 2001. On November 30, 2000, KEDLI's rate agreement with the NYPSC expired. Under the terms of the agreement, the gas distribution rates and all other provisions, including the earnings sharing provision, will remain in effect until changed by the NYPSC. We expect current gas distribution rates for our New York and Long Island based gas distribution utilities to remain in effect through 2002.

Boston Gas Company, Colonial Gas Company, and Essex Gas Company operations are subject to Massachusetts's statutes applicable to gas utilities. Rates for gas sales and transportation service, distribution safety practices, issuance of securities and affiliate transactions are regulated by the Massachusetts Department of Telecommunications and Energy ("DTE"). Rates for transportation service and gas sales are subject to approval by and are on file with the DTE.

Boston Gas Company's gas rates for local distribution service are governed by a five-year performance- based rate plan approved by the DTE in 1996 (the "Plan"). Under the Plan, Boston Gas Company's rates for local distribution are recalculated annually to reflect inflation for the previous 12 months, and reduced by a productivity factor of 1%. The productivity factor has been the subject of a remand proceeding at the DTE as discussed below. The Plan also calls for penalties if Boston Gas Company fails to meet specified service quality measures, with a maximum potential expense of $1 million, which has also been a subject in the DTE's remand proceeding. There is a margin sharing mechanism, whereby 25% of earnings in excess of a 15% return on equity are passed back to customers. Similarly, ratepayers absorb 25% of any shortfall below a 7% return on equity. Gas rates under the Plan are set to expire on October 31, 2002. We have represented to the DTE that by April 1, 2002 we will propose a new rate plan or an extension of the existing Plan.

With respect to the appeal by Boston Gas Company of the Plan, the Massachusetts Supreme Judicial Court issued an order vacating: (i) the "accumulated inefficiencies" component of the productivity factor, thereby reducing the productivity factor from 1.50% to .50%; and (ii) the expansion of the service quality penalty beyond $1 million, and remanded these matters to the DTE for further proceedings, which actions were requested by the DTE in its motion for discharge of report and remand. On January 16, 2001, the DTE issued an order in the remand proceeding. The order imposes a 0.5% accumulated inefficiencies factor, thereby increasing the productivity factor from 0.5% to 1% and sets the maximum service quality adjustment at $1 million. The order requires the accumulated inefficiencies factor be implemented retroactively as of November 1, 1999. On January 30, 2001, Boston Gas Company filed a Petition for Appeal and Motion for a Stay with the Massachusetts Supreme Judicial Court, and on February 16, 2001, the court granted the stay pending the appeal. On March 7, 2002, the Supreme Judicial Court ruled in favor of Boston Gas Company and eliminated the accumulated inefficiencies factor of 0.5%. During, the first quarter of 2002, we will reverse a previously recorded loss provision of approximately $4.0 million because of this favorable ruling.

In connection with Eastern Enterprises' acquisition of Colonial Gas Company in 1999, the DTE approved a merger and rate plan that resulted in a 2.2% reduction in firm gas sales rates to Colonial Gas Company's firm customers for the first full year following the merger. Also a ten-year freeze of base rates was also ordered at that time. The base rate freeze is subject only to certain exogenous factors, such as changes in tax laws, accounting changes, or regulatory, judicial, or legislative changes. The Office of the Attorney General appealed the DTE's order to the Supreme Judicial Court, which appeal is still pending. Due to the length of the base rate freeze, Colonial Gas Company discontinued its application of SFAS 71 "Accounting for the Effects of Certain Types of Regulation".

Essex Gas Company is also under a ten-year base rate freeze and has also discontinued its application of SFAS 71.

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

The SEC's order issued on November 8, 2000, in connection with our acquisition of Eastern and ENI, provides us with, among other things, authorization to do the following through December 31, 2003 (the "Authorization Period"): (a) subject to an aggregate amount of $5.1 billion, (i) maintain existing financing agreements, (ii) issue and sell up to $1.5 billion of additional securities in compliance with certain defined parameters, (iii) issue additional guarantees and other forms of credit support in an aggregate amount of $2.0 billion at any time in addition to any such securities, guarantees and credit support outstanding or existing as of November 8, 2000, and (iv) amend, review, extend, supplement or replace any of the foregoing; (b) issue shares of common stock or reissue shares of common stock held in treasury under dividend reinvestment and stock-based management incentive and employee benefit plans; (c) maintain existing and enter into additional hedging transactions with respect to outstanding indebtedness in order to manage and minimize interest rate costs;
(d) invest up to 250% of our consolidated retained earnings in exempt wholesale generators and foreign utility companies;

and (e) pay dividends out of capital and unearned surplus as well as paid-in-capital with respect to certain subsidiaries, subject to certain limitations.

In addition, we have committed that during the Authorization Period, our common equity will be at least 30% of our consolidated capitalization and each of our utility subsidiaries' common equity will be at least 30% of such entity's capitalization. At December 31, 2001 our consolidated common equity was 34% of our consolidated capitalization, including commercial paper.

Electric Services - Revenue Mechanisms

LIPA Agreements

KeySpan, through certain of its subsidiaries, provides services to LIPA under the following agreements:

Management Services Agreement ("MSA")
A KeySpan subsidiary manages the day-to-day operations, maintenance and capital improvements of the T&D system. LIPA exercises control over the performance of the T&D system through specific standards for performance and incentives. In exchange for providing the services, we earn a $10 million annual management fee and are operating under an eight-year contract which provides certain incentives and imposes certain penalties based upon performance. We have reached an agreement in principle with LIPA to extended the MSA for 30 months, as discussed under the heading "Generation Purchase Right Agreement" below. Annual service incentives or penalties exist under the MSA if certain targets are achieved or not achieved. In addition, we can earn certain incentives for cost reductions associated with the day-to-day operations, maintenance and capital improvements of LIPA's T&D system. These incentives provide for us to (i) retain 100% of cost reductions on the first $5 million in reductions, and (ii) retain 50% of additional cost reductions up to 15% of the total cost budget, thereafter all savings will accrue to LIPA. With respect to cost overruns, we will absorb the first $15 million of overruns, with a sharing of overruns above $15 million. There are certain limitations on the amount of cost sharing of overruns. To date, we have performed our obligations under the MSA within the agreed upon budget guidelines and we are committed to providing on-going services to LIPA within the established cost structure. However, no assurances can be given as to future operating results under this agreement.

Power Supply Agreement ("PSA")
A KeySpan subsidiary sells to LIPA all of the capacity and, to the extent requested, energy from our existing Long Island based oil and gas-fired generating plants. Sales of capacity and energy are made under rates approved by the FERC. The rates may be modified in the future in accordance with the terms of the PSA for (i) agreed upon labor and expense indices applied to the base year, (ii) a return of and on net capital additions required for the generating facilities, and (iii) reasonably incurred expenses that are outside our control. Rates charged to LIPA include a fixed and variable component. The variable component is billed to LIPA on a monthly basis and is dependent on the number of megawatt hours dispatched. LIPA has no obligation to purchase energy from us and is able to purchase energy on a least-cost basis from all available sources consistent with existing interconnection limitations of the T&D system. We must, therefore, operate our generating facilities in a manner such that we can remain competitive with other producers of energy. To date, we have dispatched to LIPA and LIPA has accepted the level of energy generated at the agreed to price per megawatt hour. However, no assurances can be given as to the level and price of energy to be dispatched to LIPA in the future. The PSA provides incentives and penalties that can total $4 million annually for the maintenance of the output capability of the generating facilities. The PSA runs for a term of fifteen years.

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

Under the agreements, we are required to obtain a letter of credit in the aggregate amount of $60 million supporting our obligations to provide the various services if our long-term debt is not rated "A" by a nationally recognized rating agency.

Generation Purchase Right Agreement ("GPRA")
Under the GPRA, LIPA had the right for a one-year period, beginning on May 28, 2001, to acquire all of our Long Island based generating assets at fair market value at the time of the exercise of such right. On March 11, 2002, LIPA and KeySpan announced that they had reached an agreement in principle to extend LIPA's option under the GPRA for three years.

The agreement in principle establishes a new option window commencing November 2004 and closing May 2005. Under the agreement, LIPA retains the right to exercise the option to purchase KeySpan's on-island generation assets under the terms of the original GPRA. In return for providing LIPA an extension of the GPRA, KeySpan has been provided with a corresponding extension of 30 months for the MSA.

The extension is the result of a new initiative established by LIPA to work with KeySpan and others to review Long Island's long-term energy needs. LIPA and KeySpan will jointly analyze new energy supply options including re-powering existing plants, renewable energy technologies, distributed generation, conservation initiatives and retail competition.

The extension allows both LIPA and KeySpan to explore alternatives to the GPRA including re- powering existing facilities, the sale of some, but not all of KeySpan's plants to LIPA, or the sale of some plants to other private operators.

Ravenswood Facility

At the time of our purchase of the Ravenswood facility, KeySpan and Consolidated Edison entered into transition energy and capacity contracts. The energy contract provided Consolidated Edison with 100% of the energy produced by the Ravenswood facility and covered a period of time from the date of closing, June 18, 1999, through November 18, 1999. With the start-up of the NYISO, the electricity market in New York City began a transition to a competitive market for capacity, energy and ancillary services. Starting on November 18, 1999, we began selling the energy produced by the Ravenswood facility through bidding into the NYISO energy markets on a day ahead or real time basis. We also have the option to enter into bilateral transactions to sell all or a portion of the energy produced by the Ravenswood facility to Load Serving Entities ("LSE"), i.e. entities that sell to end-users or to brokers and marketers. At this point in time, we have sold energy exclusively through the NYISO. The capacity contract, which provided Consolidated Edison with 100% of the available capacity of the Ravenswood facility expired on April 30, 2000. Since that date, the available capacity of the Ravenswood facility has been bid into the auction process conducted by the NYISO.

Environmental Matters

KeySpan is subject to various federal, state and local laws and regulatory programs related to the environment. Ongoing environmental compliance activities, which have not been material, are charged to operation and maintenance activities. We estimate that the remaining cost of our manufactured gas plant ("MGP") related environmental cleanup activities, including costs associated with the Ravenswood facility will be approximately $215.1 million and we have recorded a related liability for such amount. We have also recorded an additional $42.5 million liability representing the estimated environmental cleanup costs related to a coal tar processing facility formerly owned by Eastern. As of December 31, 2001, we have expended a total of $44.5 million associated with environmental clean-up activities. During 2001, we performed an analysis of our potential environmental liabilities and accordingly adjusted our liabilities for the remaining cost on a number of our environmental sites. The adjustments associated with our New York based gas distribution operations were deferred, pursuant to current NYPSC orders, while the increases associated with our New England operations were either recorded as an adjustment to goodwill or were deferred as appropriate for each company. (See Note 8 to the Consolidated Financial Statements, "Contractual Obligations and Contingencies" for a further explanation of these matters.)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to various risk exposures and uncertainties associated with our operations. The most significant contingency involves the evolution of the gas distribution and electric industries towards more competitive and deregulated environments. In addition, we are exposed to commodity price risk, interest rate risk and, to less of a degree, foreign currency risk. Set forth below is a description of these exposures and an explanation as to how we have managed and, to the extent possible, sought to reduce these risks.

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

In a separate phase of this case, the parties have discussed preparation of embedded cost of service studies by all gas and electric utilities in New York. The NYPSC has ordered the utilities to prepare abbreviated embedded cost of service studies and to file unbundled rates reflecting the results of those studies. KEDNY's and KEDLI's studies must be filed by May 15, 2002. Tariffs implementing unbundled rates must be filed by June 1, 2002 to be effective August 30, 2002.

We are unable, at this time, to predict the outcome of these proceedings or what effect, if any, they will have on our financial condition, results of operations or cash flows. Moreover, as a result of circumstances in 2001, including the California energy crisis and the bankruptcy of Enron Corp., state regulators around the country are reassessing the pace of movement toward deregulation. We are unable to predict the outcome or pace of this trend or its ultimate effect on our results of operation, financial condition or cash flows.

New England

In July 1997, the DTE directed Massachusetts gas distribution companies to undertake a collaborative process with other stakeholders to develop common principles under which comprehensive gas service unbundling might proceed. A settlement agreement by the Local Distribution Company's ("LDC's") and the marketer group regarding model terms and conditions for unbundled transportation service was approved by the DTE in November 1998. In February 1999, the DTE issued its order on how unbundling of natural gas service will proceed. For a five year transition period, the DTE determined that LDC contractual commitments to upstream capacity will be assigned on a mandatory, pro rata basis to marketers selling gas supply to the LDC's customers. The approved mandatory assignment method eliminates the possibility that the costs of upstream capacity purchased by the LDCs to serve firm customers will be absorbed by the LDC or other customers through the transition period. The DTE also found that, through the transition period, LDCs will retain primary responsibility for upstream capacity planning and procurement to assure that adequate capacity is available to support customer requirements and growth. The DTE approved the LDCs Terms and Conditions of Distribution Service that conform to the settled upon model terms and conditions. Since November 1, 2000, all Massachusetts gas customers have the option to purchase their gas supplies from third party sources other than the LDCs. Further, the New Hampshire Public Utility Commission required gas utilities to offer transportation services to all commercial and residential customers starting November 1, 2001.

We believe that the actions described above strike a balance among competing stakeholder interests in order to most effectively make available the benefits of the unbundled gas supply market to all customers.

The Electric Industry - Long Island and New York City

As previously mentioned, our electric operations on Long Island are generally governed by service agreements with LIPA. The agreements have varying terms and generally provide for recovery of virtually all costs of production, operation and maintenance. Although additional generating capacity and transmission interconnections for Long Island are in various stages of development, at this time, we face minimal competitive pressures associated with our electric operations on Long Island.

With our investment in the Ravenswood facility, we also have electric operations in New York City. We currently sell the energy produced by the Ravenswood facility, as well as its capacity and ancillary services, through bidding into the NYISO energy markets. New York City local reliability rules currently require that 80% of the electric capacity needs of New York City be provided by "in-city" generators. We expect that the current local reliability rules will remain in effect at least through October 31, 2002. A total of over 500 MW of additional generating capacity was either placed in service or attained through improved generating facility operations over the past year. The majority of this additional capacity was placed in service by the New York Power Authority. At this time, we anticipate that we can continue to sell a significant portion of the capacity of the Ravenswood facility. However, should new, more efficient electric power plants be built in New York City, the requirement that 80% of in-city load be served by in-city generators be modified, and/or the availability of the Ravenswood facility deteriorate, then capacity and energy sales volumes could be adversely affected. We cannot predict, however, when or if new power plants will be built or the nature of future New York City requirements.

Regional Transmission Organizations and Market Design

During 2001, FERC issued several orders and began several proceedings related to the development of the Regional Transmission Organizations ("RTO") and the design of the wholesale energy markets. The details of how the RTO will be formed and how the markets would develop are not yet known. We do not know how these proposed changes will impact the operations of the NYISO or its market rules. Furthermore, we are unable to determine to what extent, if any, this process will impact the Ravenswood facility's financial condition, results of operations or cash flows.

New York Independent System Operator Matters

The Ravenswood facility currently sells its capacity, energy and ancillary services through bidding into the NYISO energy markets at FERC approved market based rates. Capacity is the capability to generate electrical power and is measured in megawatts (MW). Energy is a quantity of electricity that is produced over a period of time and is measured in megawatt hours (MWh). Ancillary services include 10-minute spinning and non-spinning reserves available to replace energy that is unable to be delivered due to the unexpected loss of a major energy source.

As a condition of FERC's approval of the Ravenswood facility's market based rate authority, it is subject to certain mitigation measures associated with the sale of its capacity, energy and ancillary services. There have been various filings at FERC concerning the various market mitigation measures.

One of the most significant mitigation measures has been with regard to in-city local mitigation measures that impose a bid and price cap on the Ravenswood facility's capacity sales and the day ahead energy bid cap. FERC has ordered the NYISO to make a comprehensive filing proposing a coordinated set of mitigation measures to be effective May 1, 2002. The NYISO is in the process of developing mitigation measures to be applied to the real-time market, as well as the day ahead market. Mitigation measures are also being developed to apply to all existing and planned New York City generation.

Based on availability data for a 12-month period, the bid and price cap for in-city unforced capacity was set at $112.95 per kW-year. Ravenswood and other in-city generation owners requested rehearing of FERC's order claiming that the translation of the bid and price cap based solely on a brief 12-month time period was inaccurate. The rehearing request was denied on February 13, 2002.

There have also been proceedings regarding mitigation measures concerning ancillary services. On November 8, 2001, FERC denied various rehearing requests related to the sale of 10 minute non-spinning reserves during the months from January through March 2000 and held that refunds related to these reserves would not be required during this period. On December 10, 2001, the NYISO filed a rehearing request with FERC related to its November 8th decision, claiming that:
(i) FERC's decision was based on new grounds that were not included in FERC's May 31, 2000 Order on Tariff Filing and Complaints; and (ii) that FERC had erroneously concluded that the NYISO had raised a new issue when it proposed a means for determining just and reasonable rates.

Additionally, the NYISO, Consolidated Edison, Rochester Gas and Electric Corporation ("RGEC") and Niagara Mohawk Power Corporation ("NMPC") each appealed the November 8th FERC order to the United States Court of Appeals for the District of Columbia. Consolidated Edison, RGEC and the NMPC appeals were consolidated. We requested that the NYISO appeals and the consolidated appeal be dismissed, or in the alternative, that the appeals be held in abeyance until FERC acts upon the NYISO's December 10th request for rehearing. A decision on these matters is still pending.

It is not known to what extent these proceedings may impact the Ravenswood facility's financial condition, results of operations or cash flows.


Derivative Financial Instruments

Commodity Contracts and Electric Derivative Instruments: From time to time we utilize derivative financial instruments, such as futures, options and swaps, for the purpose of hedging exposure to commodity price risk and to fix the selling price on a portion of our peak electric energy sales.

Houston Exploration utilizes collars, as well as, over- the- counter ("OTC") swaps to hedge future sales prices on a portion of its natural gas production to achieve a more predictable cash flow and reduce its exposure to adverse price fluctuations of natural gas. For any particular collar transaction, the counter party is required to make a payment to Houston Exploration if the settlement price for any settlement period is below the floor price for such transaction, and Houston Exploration is required to make payment to the counter party if the settlement price for any settlement period is above the ceiling price for such transaction. In the swap instruments, Houston Exploration will pay the amount by which the floating variable price (settlement price) exceeds the fixed price and receive the amount by which the settlement price is below the fixed price. As of December 31, 2001, Houston Exploration has hedged approximately 59% of its estimated 2002 yearly production and 14% of its estimated 2003 yearly production. Houston Exploration uses standard New York Mercantile Exchange ("NYMEX") futures prices and published volatility in its Black-Scholes calculation to value its outstanding derivatives. Houston Exploration recorded a benefit of $12.9 million in Revenues for derivative instruments that settled during 2001.

We also employ standard NYMEX gas futures contracts, as well as oil swap derivative contracts to fix the purchase price for a portion of the fuel used at the Ravenswood facility. For these instruments, we will pay the amount by which the floating variable price (settlement price) is below the fixed price and receive the amount by which the settlement price exceeds the fixed price. We use standard NYMEX futures prices to value the gas futures contracts and industry published oil indices for number 6 grade fuel oil to value the oil swap contracts. These contracts extend through 2003. During 2001, we realized a gain of $5.9 million on the settlement of derivative instruments and recorded this gain as a decrease to Fuel and Purchased Power expense.

Our gas and electric marketing subsidiary has fixed rate gas sales contracts and utilizes standard NYMEX futures contracts to lock-in a price for future natural gas purchases. For these contracts, we pay the amount by which the floating variable price (settlement price) is below the fixed price and receive the amount by which the settlement price exceeds the fixed price. This subsidiary uses standard NYMEX futures prices to value its outstanding contracts. During 2001, we realized a gain of $10.2 million on derivatives that settled during 2001 and recorded this gain as a reduction to Purchased Gas for Resale.

We have also engaged in the use of derivative swap instruments to fix the selling price on a portion of our estimated 2002 summer and winter peak electric energy sales from the Ravenswood facility to protect against a potential degradation in market prices. Under these swap agreements, we will receive from a counter party a fixed price per megawatt hour of electricity sold during certain peak hours and pay the counter party the then current floating market price for peak electric supply. We will receive the then current floating market price of peak electric energy when the Ravenswood facility sells electric energy to the NYISO. We also have tolling arrangements with two counter parties under which we have "locked-in" a profit margin on a portion of 2002 summer and winter season sales. Under these arrangements, we will receive from counter parties a fixed margin and will then pay the counter party, on a monthly basis, a variable profit margin from the sale of electric energy. As a result of these hedging arrangements, we have hedged approximately 13% of our estimated 2002 yearly electric sales. We have a stated hedging policy that we will not hedge more than 50% of our daily peak sales. We use NYISO-location zone published indices and standard NYMEX prices to value these outstanding derivatives. During 2001, we realized a gain of $13.6 million on the settlement of certain swap derivative instruments and recorded this gain in Revenues.

We adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. All of our commodity contracts and electric derivative instruments detailed above are cash- flow hedges and qualify for hedge accounting. Periodic changes in market value of derivatives which meet the definition of a cash-flow hedge are recorded as comprehensive income, subject to effectiveness, and then included in net income to match the underlying hedged transactions. The adoption of SFAS 133, and the associated effectiveness testing, did not have a significant effect on the results of operations for 2001.

The following tables set forth selected financial data associated with these derivative financial instruments noted above that were outstanding at December 31, 2001.

                                 Year of       Volumes                                   Fixed             Current       Fair Value
          Type of Contract      Maturity        mmcf       Floor $     Ceiling $         Price $           Price $          ($000)
---------------------------  -------------  -----------  -----------  ------------  ----------------  ----------------  ------------
                Gas

Collars                           2002         51,100       3.64          5.36              -            2.56 - 3.22       50,731
Swaps -Short Natural Gas          2002         10,950         -            -               3.01          2.56 - 3.22        2,926
                                  2003         14,600         -            -               3.19              3.18             113
Swaps - Long Natural Gas          2002          8,880         -            -           2.96 - 3.93       2.56 - 3.22       (5,733)
                                  2003          1,570         -            -           3.36 - 3.64       3.12 - 3.41         (350)
---------------------------  -------------  -----------  -----------  ------------  ----------------  ----------------  ------------
                                               87,100                                                                      47,687
---------------------------  -------------  -----------  -----------  ------------  ----------------  ----------------  ------------


                                   Year of           Volumes                                                           Fair Value
         Type of Contract         Maturity           Barrels          Fixed Price $          Current Price $            ($000)
-----------------------------  ---------------  -----------------  -------------------  ------------------------  ------------------
                Oil

Swaps - Long Fuel Oil               2002              384,043         20.09 - 29.38           21.22 - 22.72               (776)
                                    2003              225,686         21.01 - 26.72           21.32 -21.81                (274)
-----------------------------  ---------------  -----------------  -------------------  ------------------------  ------------------
                                                      609,729                                                           (1,050)
-----------------------------  ---------------  -----------------  -------------------  ------------------------  ------------------


                             Year of                                                   Current        Estimated          Fair Value
      Type of Contract       Maturity           MWh        Fixed Margin /Price $       Price $         Margin $            ($000)
-----------------------  ----------------  -------------  ------------------------  -------------  ----------------  ---------------
         Electricity

Tolling Arrangements           2002           576,000        10.00 - 26.00                -          3.94 - 10.13           7,640
Swaps                          2002            67,200            54.50                  42.35             -                   820
-----------------------  ----------------  -------------  ------------------------  -------------  ----------------  ---------------
                                              643,200                                                                       8,460
-----------------------  ----------------  -------------  ------------------------  -------------  ----------------  ---------------




Non-firm Gas Sales Derivative Instruments: Utility tariffs applicable to certain large-volume customers permit gas to be sold at prices established monthly within a specified range expressed as a percentage of prevailing alternate fuel oil prices. We use gas swap contracts, with offsetting positions in oil swap contracts of equivalent energy value, with third parties to fix profit margins on specified portions of gas sales to our large-volume market. These derivatives instruments, at this time, do not meet the "effectiveness standards" as prescribed by SFAS 133 and accordingly do not qualify for hedge accounting. Therefore, changes in the market value of these derivatives are included in income currently. During 2001, we realized gains of $3.0 million on the settlement of certain contracts, as well as, $1.9 million in mark-to-market gains, and recorded these gains as a reduction to Purchased Gas for Resale. We use standard NYMEX futures prices to value both the gas and No. 2 grade heating oil swap contracts.

The following table sets forth selected financial data associated with these derivative financial instruments that were outstanding at December 31, 2001.

                                  Year of        Volumes         Volumes                                                 Fair Value
         Type of Contract         Maturity         mmcf          Barrels        Fixed Price $     Current Price $          ($000)
------------------------------  ------------  --------------  --------------  ----------------  -------------------  ---------------
Swaps - Short Natural Gas           2002           770                -         3.11 - 3.81        2.56 - 2.57             (1,535)
Swaps - Short  Heating Oil          2002             -          448,000        29.42 - 33.15      23.18 - 23.24             3,505
------------------------------  ------------  --------------  --------------  ----------------  -------------------  ---------------
                                                   770          448,000                                                     1,970
------------------------------  ------------  --------------  --------------  ----------------  -------------------  ---------------


Firm Gas Sales Derivative Instruments - Regulated Utilities: We utilize derivative financial instruments to "lock-in" the purchase price for a portion of our future natural gas purchases. Our strategy is to minimize fluctuations in firm gas sales prices to our regulated firm gas sales customers in our New York service territory. During 2001, we entered into a number of derivative instruments such as, collars, purchased calls, transformer calls and variable premium contracts. Since these derivative instruments have not been designed as hedges and are being employed to support our gas sales prices to regulated firm gas sales customers, the accounting for these derivative instruments is subject to SFAS 71. Therefore, changes in the market value of these derivatives are recorded as a Regulatory Asset or Regulatory Liability on the Consolidated Balance Sheet. Gains or losses on the settlement of these contracts are initially deferred and then refunded to or collected from our firm gas sales customers during the appropriate winter heating season consistent with regulatory requirements. We use standard NYMEX futures prices to value these instruments.

The following table sets forth selected financial data associated with these derivative financial instruments that were outstanding at December 31, 2001.

                             Year of      Volumes                                                                         Fair Value
      Type of Contract      Maturity       mmcf         Floor $       Ceiling $      Fixed Price $     Current Price $     ($000)
-----------------------  -------------  -----------  -------------  --------------  ----------------  -----------------  -----------
             Gas
Collars                       2002         1,800      4.55 - 5.43    5.70 - 6.20           -             2.56 - 2.57        (4,370)
Call Options                  2002         3,900           -              -           4.00 - 5.60        2.56 - 2.57        (3,878)
Variable Premiums             2002         2,400           -              -           3.90 - 6.00        2.56 - 2.57        (2,604)
-----------------------  -------------  -----------  -------------  --------------  ----------------  -----------------  -----------
                                           8,100                                                                           (10,852)
-----------------------  -------------  -----------  -------------  --------------  ----------------  -----------------  -----------

Interest Rate Swaps: We also have interest rate swap agreements in which approximately $1.4 billion of fixed rate debt have effectively been changed to floating rate debt. These swaps extend through 2023, but can be terminated earlier based on certain market and contract conditions. We have entered into these derivative instruments with a number of major financial institutions to reduce credit risk. For the term of the agreements, we will receive the fixed coupon rate associated with these bonds and pay the counter parties a variable interest rate that is reset on a weekly and/or quarterly basis as appropriate. These bonds are fair- value hedges and qualify for hedge accounting. The swap agreements associated with the Medium Term Notes, as displayed in the table below, qualify for "short-cut" hedge accounting treatment under SFAS 133. Under this method, changes in the fair values of the swap instruments are recorded directly against the hedged bonds and have no impact on earnings. These swaps were entered into in October 2001. The fair-value hedge associated with a Gas Facilities Revenue Bond, which was entered into in 1999, does not qualify for "short-cut" accounting treatment. As a result, the fair values of both the bond and swap instrument are measured at least quarterly and the net change in the fair values from period to period are recorded in income. Through the utilization of our interest rate swap agreements, we reduced recorded interest expense by $9.5 million in 2001. Further, we recorded, a benefit of $0.5 million as a result of the fair value measurements. The fair values of these derivative instruments are provided to us by third party appraisers and represent the present value of future cash- flows based on a forward interest rate curve for the life of the derivative instrument. The fair values at December 31, 2001, as indicated in the table below, reflects an assumption of higher interest rates in the future.

The table below summarizes selected financial data associated with these derivative financial instruments that were outstanding at December 31, 2001.

                                                                                                 Average
                                  Maturity Date of     Notional Amount       Fixed Rate       Variable Rate         Fair Value
                    Bond               Swaps               ($000)             Received             Paid               ($000)
-------------------------------  ------------------  -------------------  ----------------  ------------------  -------------------
Gas Facilities Revenue Bonds           2024                90,000              5.540%             2.650%                 136
Medium Term Notes                      2010               500,000              7.625%             4.600%             (21,921)
Medium Term Notes                      2006               500,000              6.150%             3.900%             (11,567)
Medium Term Notes                      2023               270,000              8.200%             4.020%             (13,794)
-------------------------------  ------------------  -------------------  ----------------  ------------------  -------------------
                                                        1,360,000                                                    (47,146)
-------------------------------  ------------------  -------------------  ----------------  ------------------  -------------------

Additionally, in November 2001, we entered into a swap agreement that effectively converted $270 million of outstanding commercial paper with fixed-rate debt. This swap is a cash-flow hedge and qualifies for hedge accounting under SFAS 133. Periodic changes in the market value of this swap are recorded as comprehensive income, subject to effectiveness, and then included in net income to match the underlying hedged transactions. We recorded additional interest expense associated with this swap of $0.3 million during 2001 and there was no impact on earnings from ineffectiveness. At December 31, 2001, the fair value of this swap, which was reflected as a liability, was $0.4 million.

Weather Derivative: The utility tariffs associated with our New England gas distribution operations do not contain a weather normalization adjustment. As a result, fluctuations from normal weather may have a significant positive or negative effect on the results of these operations. To mitigate the effect of fluctuations from normal weather on our financial position and cash flows, we entered into a weather swap in October 2001. This derivative hedged approximately 15% of our weather related risk for the November 2001 - March 2002 winter season. Since weather in New England was warmer than normal in the fourth quarter of 2001, we recorded a gain of $1.4 million in Other Income in 2001. Although weather derivatives are outside the scope of SFAS 133, these derivatives are essentially marked to market, at least quarterly, with changes in fair valve included in earnings currently. In January 2002, we settled all our remaining weather derivatives and recorded a gain of $0.3 million in Other Income.

We are exposed to credit risk in the event of nonperformance by counter parties to derivative contracts, as well as nonperformance by the counter parties of the transactions hedged against. We believe that the credit risk related to the above noted contracts is no greater than that associated with the primary contracts which they hedge, as these contracts are with major investment grade financial institutions, and that elimination of the price risk lowers overall business risk.


Foreign Currency Fluctuations

We follow the principles of SFAS 52, "Foreign Currency Translation" for recording our investments in foreign affiliates. Due to our purchases of certain Canadian interests and our continued activities in Northern Ireland, our investment in foreign affiliates has been growing. At December 31, 2001, the net assets of these affiliates was approximately $360.0 million and at December 31, 2001, the accumulated after-tax foreign currency translation included in Accumulated Other Comprehensive Income was a debit of $9.6 million. (See Note 1 to the Consolidated Financial Statements, "Summary of Significant Accounting Policies.")

                                                CONSOLIDATED BALANCE SHEET
                                                 (In Thousands of Dollars)



                                                                             December 31, 2001                    December 31, 2000
-----------------------------------------------------------------------------------------------------------------------------------

ASSETS

Current Assets
    Cash and temporary cash investments                       $                         159,252      $                      83,329
    Customer accounts receivable                                                      1,344,898                          1,759,628
    Allowance for uncollectible accounts                                                (72,299)                           (48,314)
    Gas in storage, at average cost                                                     334,999                            282,654
    Materials and supplies, at average cost                                             105,693                            114,663
    Other                                                                               125,944                            139,185
                                                                     --------------------------         --------------------------
                                                                                      1,998,487                          2,331,145
                                                                     --------------------------         --------------------------


Investment Held for Disposal                                                            191,055                            184,036
Equity Investments and Other                                                            223,249                            199,196

Property
    Gas                                                                               5,704,857                          5,346,799
    Electric                                                                          1,629,768                          1,412,839
    Other                                                                               400,643                            402,600
    Accumulated depreciation                                                         (2,533,466)                        (2,297,842)
    Gas exploration, production and refining                                          2,200,851                          1,781,379
    Accumulated depletion                                                              (796,722)                          (615,799)
                                                                     --------------------------         --------------------------
                                                                                      6,605,931                          6,029,976
                                                                     --------------------------         --------------------------

Deferred Charges
    Regulatory assets                                                                   458,191                            385,116
    Goodwill, net of amortization                                                     1,782,826                          1,829,070
    Other                                                                               529,867                            348,926
                                                                     --------------------------         --------------------------
                                                                                      2,770,884                          2,563,112
                                                                     --------------------------         --------------------------

                                                                     --------------------------         --------------------------
Total Assets                                                  $                      11,789,606      $                  11,307,465
                                                                     ==========================         ==========================







                See accompanying Notes to the Consolidated Financial Statements.

                                                    CONSOLIDATED BALANCE SHEET
                                                     (In Thousands of Dollars)


                                                                            December 31, 2001                      December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND CAPITALIZATION

Current Liabilities
     Current redemption of long-term debt                       $                            993        $                  1,500
    Accounts payable and accrued expenses                                              1,091,430                       1,464,684
    Commercial paper                                                                   1,048,450                       1,300,237
    Dividends payable                                                                     63,442                          62,218
    Taxes accrued                                                                         50,281                          73,199
    Customer deposits                                                                     36,151                          32,855
    Interest accrued                                                                      93,962                          69,402
                                                                    ----------------------------        ------------------------
                                                                                       2,384,709                       3,004,095
                                                                    ----------------------------        ------------------------

Deferred Credits and Other Liabilities
    Regulatory liabilities                                                                39,442                          40,041
    Deferred income tax                                                                  598,072                         374,580
    Postretirement benefits and other reserves                                           694,680                         602,954
    Other                                                                                207,992                         127,393
                                                                    ----------------------------        ------------------------
                                                                                       1,540,186                       1,144,968
                                                                    ----------------------------        ------------------------

Capitalization
    Common stock                                                                       2,995,797                       2,985,022
    Retained earnings                                                                    452,206                         480,639
    Accumulated other comprehensive income                                                 4,483                             825
    Treasury stock purchased                                                            (561,884)                       (650,670)
                                                                    ----------------------------        ------------------------
       Total common shareholders' equity                                               2,890,602                       2,815,816
    Preferred stock                                                                       84,077                          84,205
    Long-term debt                                                                     4,697,649                       4,116,441
                                                                    ----------------------------        ------------------------
Total Capitalization                                                                   7,672,328                       7,016,462
                                                                    ----------------------------        ------------------------

Minority Interest in Subsidiary Companies                                                192,383                         141,940
                                                                    ----------------------------        ------------------------
Total Liabilities and Capitalization                            $                     11,789,606        $             11,307,465
                                                                    ============================        ========================

                See accompanying Notes to the Consolidated Financial Statements.

                                                                CONSOLIDATED STATEMENT OF INCOME
                                                       (In Thousands of Dollars, Except Per Share Amounts)
                                                       ---------------------------------------------------

                                                                  Year Ended               Year Ended                Year Ended
                                                               December 31, 2001        December 31, 2000        December 31, 1999
---------------------------------------------------------------------------------  ------------------------  -----------------------
Revenues
Gas Distribution                                       $           3,613,551       $         2,555,785        $       1,753,132
Electric Services                                                  1,421,079                 1,444,711                  861,582
Energy Services                                                    1,100,167                   770,110                  186,529
Gas Exploration and Production                                       400,031                   274,209                  150,581
Energy Investments                                                    98,287                    35,887                    2,789
                                                          ------------------        ------------------        -----------------
Total Revenues                                                     6,633,115                 5,080,702                2,954,613
                                                          ------------------        ------------------        -----------------
Operating Expenses
Purchased gas for resale                                           2,171,113                 1,408,680                  744,432
Fuel and purchased power                                             538,532                   460,841                   17,252
Operations and maintenance                                         2,114,759                 1,659,736                1,091,166
Early retirement and severance charges                                     -                    65,175                        -
Depreciation, depletion and amortization                             559,138                   330,922                  253,440
Operating taxes                                                      448,924                   421,936                  366,154
                                                          ------------------        ------------------        -----------------
Total Operating Expenses                                           5,832,466                 4,347,290                2,472,444
                                                          ------------------        ------------------        -----------------
Operating Income                                                     800,649                   733,412                  482,169
                                                          ------------------        ------------------        -----------------

Other Income and (Deductions)
Income from equity investments                                        13,129                    20,010                   15,347
Interest income                                                        8,326                    12,327                   26,993
Minority interest                                                    (40,847)                  (26,342)                 (11,141)
Other                                                                 26,598                   (18,081)                  15,356
                                                          ------------------        ------------------        -----------------
Total Other Income and (Deductions)                                    7,206                  (12,086)                   46,555
                                                          ------------------        ------------------        -----------------
Income  Before Interest Charges
  and Income Taxes                                                   807,855                   721,326                  528,724
                                                          ------------------        ------------------        -----------------

Interest Charges                                                     353,470                   201,314                  133,751
                                                          ------------------        ------------------        -----------------

Income Taxes
    Current                                                          101,738                   170,809                   26,618
    Deferred                                                         108,955                    46,453                  109,744
                                                          ------------------        ------------------        -----------------
Total Income Taxes                                                   210,693                   217,262                  136,362
                                                          ------------------        ------------------        -----------------

Net Income                                                           243,692                   302,750                  258,611
Preferred Stock Dividend Requirements                                  5,904                    18,113                   34,752
                                                          ------------------        ------------------        -----------------
Earnings from Continuing Operations                                  237,788                   284,637                  223,859
                                                          ------------------        ------------------        -----------------


Discontinued Operations
    Income from operations, net of tax                                10,918                   (1,943)                        -
    Loss on disposal, net of tax                                     (30,356)                       -                         -
                                                          ------------------        ------------------        -----------------
Loss  from Discontinued Operations                                   (19,438)                   (1,943)                       -
                                                          ------------------        ------------------        -----------------

Earnings for Common Stock                              $             218,350     $             282,694     $            223,859
                                                          ==================        ==================        =================
Basic Earnings Per Share from Continuing Operations                     1.72                      2.12                     1.62

Basic Loss  Per Share from Discontinued Operations                     (0.14)                    (0.02)                       -
                                                          ------------------        ------------------        -----------------
Basic Earnings Per Share                               $                1.58     $                2.10     $               1.62
                                                          ==================        ==================        =================
Diluted Earnings Per Share                             $                1.56     $                2.09     $               1.62
                                                          ==================        ==================        =================
Average Common Shares Outstanding (000)                              138,214                   134,357                  138,526
Average Common Shares Outstanding - Diluted (000)                    139,221                   135,165                  138,552

          See accompanying Notes to the Consolidated Financial Statements.

                                                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                    (In Thousands of Dollars)
                                                                    -------------------------

                                                                      Year Ended                Year Ended            Year Ended
                                                                   December 31, 2001         December 31, 2000     December 31, 1999

------------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net income from continuing operations                                $        243,692    $          302,750  $           258,611
Adjustments to reconcile net income to net
            cash provided by (used in) operating activities
      Depreciation, depletion and amortization                                559,138               330,922              253,440
      Early retirement and severance accruals                                       -                65,175                    -
      Deferred income tax                                                     108,955                46,453              109,744
      Income from equity investments                                          (13,129)              (20,010)             (15,347)
      Dividends from equity investments                                         7,570                21,507                9,368
      Gain from class action settlement                                       (33,510)                    -                    -
      Provision for losses on contracting business                             63,682                     -                    -
Changes in assets and liabilities
      Accounts receivable                                                     401,976              (800,033)            (132,114)
      Materials and supplies, fuel oil and  gas in storage                    (43,856)              (36,952)              (9,789)
      Accounts payable and accrued expenses                                  (425,196)              452,076               83,493
      Interest accrued                                                         24,560                32,659                8,128
      Other                                                                    (3,701)               44,179               23,471
                                                                    -----------------     -----------------   ------------------
Net Cash Provided by Operating Activities                                     890,181               438,726              589,005
                                                                    -----------------     -----------------   ------------------

Investing Activities
Construction expenditures                                                  (1,059,759)             (633,035)            (671,845)
Other investments                                                                   -              (292,222)             (53,825)
Acquisition of Eastern Enterprise and EnergyNorth, Inc.                             -            (1,762,007)                   -
Investment held for disposal                                                        -              (184,036)                   -
Proceeds from sale of assets                                                   18,458                     -                    -
Other                                                                              (6)                 (510)              30,006
                                                                    ------------------     ----------------   ------------------
Net Cash (Used in) by Investing Activities                                 (1,041,307)           (2,871,810)            (695,664)
                                                                    -----------------     -----------------   ------------------

Financing Activities
Treasury stock issued  (purchased)                                             88,786                72,289             (299,243)
Issuance of long-term debt                                                    812,116             2,166,955              102,648
Payment of long-term debt                                                    (183,410)              (68,365)            (442,475)
Issuance (payment) of commercial paper                                       (251,787)              935,372              208,300
Payment of preferred stock                                                          -              (363,000)                   -
Preferred stock dividends paid                                                 (5,904)              (20,261)             (34,760)
Common stock dividends paid                                                  (245,598)             (239,740)            (249,567)
Settlement on interest rate lock                                                    -               (59,490)                   -
Other                                                                          12,846               (35,949)               7,582
                                                                    -----------------     -----------------   ------------------
Net Cash Provided by (Used in) Financing Activities                           227,049             2,387,811             (707,515)
                                                                    -----------------     -----------------   ------------------
Net Increase or (Decrease) in Cash and Cash Equivalents              $         75,923       $       (45,273)    $       (814,174)
                                                                    =================     =================   ==================
Cash and Cash Equivalents at Beginning of Period                     $         83,329       $       128,602     $        942,776
Net Increase or (Decrease) in Cash and Cash Equivalents                        75,923               (45,273)            (814,174)
                                                                    ------------------    -----------------   ------------------
Cash and Cash Equivalents at End of Period                           $        159,252       $        83,329     $        128,602
                                                                    =================     =================   ==================
Interest paid                                                        $        328,910       $       165,020     $        109,614
Income tax paid                                                      $        128,558       $       187,219     $         38,700


                See accompanying Notes to the Consolidated Financial Statements.


                                                CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                                         (In Thousands of Dollars)
                                                         -------------------------

                                                        Year Ended                   Year Ended                  Year Ended
                                                     December 31, 2001            December 31, 2000           December 31, 1999
------------------------------------------------  --------------------------  -------------------------  ---------------------------
Balance at Beginning of Period                    $        480,639            $          456,882         $              474,188
Net Income  for period                                     224,254                       300,807                        258,611
------------------------------------------------  --------------------------  -------------------------  ---------------------------
                                                           704,893                       757,689                        732,799
Deductions:
Cash dividends declared on common stock                    246,783                       239,740                        246,251
Cash dividends declared on preferred stock                   5,904                        20,298                         34,752
Other, primarily write-off of
       capital stock expense                                     -                        17,012                         (5,086)
------------------------------------------------  --------------------------  -------------------------  ---------------------------
Balance at End of Period                          $        452,206            $          480,639         $              456,882
------------------------------------------------  --------------------------  -------------------------  ---------------------------




                                                         CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                                                    (In Thousands of Dollars)
                                                                    -------------------------

                                                                      Year Ended                Year Ended                Year Ended
                                                                  December 31, 2001        December 31, 2000       December 31, 1999
----------------------------------------------------------  -------------------------  ---------------------  ---------------------
Net Income                                                  $                 224,254  $             300,807  $             258,611
----------------------------------------------------------  -------------------------  ---------------------  ---------------------
Other comprehensive income (loss), net of tax
    Net gains on derivative instruments                                       (27,690)                     -                      -
    Reclassification adjustment for other gains
        reclassified to net income                                             (3,242)                     -                      -
    Foreign currency translation adjustments                                   (9,627)                (7,320)                 5,633
    Unrealized gains (losses) on marketable securities                         (5,464)                 3,131                      -
    Accrued unfunded pension obligation                                       (13,262)                     -                      -
    Unrealized gains on derivative
        financial instruments                                                  62,943                      -                      -
----------------------------------------------------------  -------------------------  ---------------------  ---------------------
Other comprehensive income (loss)                                               3,658                 (4,189)                 5,633
----------------------------------------------------------  -------------------------  ---------------------  ---------------------
Comprehensive income                                        $                 227,912  $             296,618  $             264,244
----------------------------------------------------------  -------------------------  ---------------------  ---------------------
Related tax (benefit) expense
    Net gains on derivative instruments                     $                 (14,910) $                   -  $                   -
    Reclassification adjustment for other gains
        reclassified to net income                                             (1,746)                     -                      -
    Foreign currency translation adjustments                                   (5,184)                (3,941)                 3,033
    Unrealized gains (losses) on marketable securities                         (2,942)                 1,686                      -
    Accrued unfunded pension obligation                                        (7,140)                     -                      -
    Unrealized gains on derivative financial instruments                       33,892                      -                      -
----------------------------------------------------------  -------------------------  ---------------------  ---------------------
Total tax expense (benefit)                                 $                   1,970  $              (2,255) $               3,033
----------------------------------------------------------  -------------------------  ---------------------  ---------------------





                See accompanying Notes to the Consolidated Financial Statements.

                                                            CONSOLIDATED STATEMENT OF CAPITALIZATION


-----------------------------------------------------------------------------------------------------------------------------------
                                                                 Shares Issued                           (In Thousands of Dollars)
------------------------------------------------ -----------------------------------------------------------------------------------
                                                    December 31,           December 31,          December 31,         December 31,
                                                        2001                   2000                  2001                 2000
-----------------------------------------------------------------------------------------------------------------------------------

Common Shareholders' Equity
Common stock, $0.01 par value                        158,837,654          158,837,654     $           1,588     $           1,588
Premium on capital stock                                                                          2,994,209             2,983,434
Retained earnings                                                                                   452,206               480,639
Other comprehensive income                                                                            4,483                   825
Treasury stock                                        19,407,905           22,474,628              (561,884)             (650,670)
-----------------------------------------------------------------------------------------------------------------------------------
Total Common Shareholders' Equity                    139,429,749          136,363,026             2,890,602             2,815,816
-----------------------------------------------------------------------------------------------------------------------------------

Preferred Stock - No Redemption Required
Par Value $100 per share
7.07% Series B-private placement                         553,000              553,000                55,300                55,300
7.17% Series C-private placement                         197,000              197,000                19,700                19,700
6.00% Series A-private placement                          90,770               92,050                 9,077                 9,205
-----------------------------------------------------------------------------------------------------------------------------------
Total Preferred Stock - No Redemption Required                                                       84,077                84,205
-----------------------------------------------------------------------------------------------------------------------------------

Long - Term Debt                                   Interest Rate             Maturity
-----------------------------------------------------------------------------------------------------------------------------------

Notes
Medium term notes                                  6.15% - 9.75%             2005-2030            2,885,000             2,260,000
Senior subordinated notes                              8.625%                  2008                 100,000               100,000
-----------------------------------------------------------------------------------------------------------------------------------
Total Notes                                                                                       2,985,000             2,360,000
-----------------------------------------------------------------------------------------------------------------------------------

Gas Facilities Revenue Bonds                          Variable                 2020                 125,000               125,000
                                                   5.50% - 6.95%             2020-2026              523,500               523,500
-----------------------------------------------------------------------------------------------------------------------------------
Total Gas Facilities Revenue Bonds                                                                  648,500               648,500
-----------------------------------------------------------------------------------------------------------------------------------

Promissory Notes to LIPA
Debentures                                             8.20%                   2023                 270,000               270,000
Pollution control revenue bonds                        5.15%                   2016                 108,022               108,022
Electric facilities revenue bonds                  5.30% - 7.15%             2019-2025              224,405               224,405
-----------------------------------------------------------------------------------------------------------------------------------
Total Promissory Notes to LIPA                                                                      602,427               602,427
-----------------------------------------------------------------------------------------------------------------------------------

First Mortgage Bonds                               5.50% - 10.10%            2002-2028              179,122               179,872
Authority Financing Notes                             Variable               2027-2028               66,005                66,005
Other Subsidiary Debt                                                                               330,293               328,227
Capital Leases                                                               2004-2020               15,192                16,001
-----------------------------------------------------------------------------------------------------------------------------------
Subtotal                                                                                          4,826,539             4,201,032
Unamortized interest rate hedge and debt discount                                                   (80,173)              (83,091)
Derivative impact on debt                                                                           (47,724)                    -
Less current maturities                                                                                 993                 1,500
-----------------------------------------------------------------------------------------------------------------------------------
Total Long Term Debt                                                                              4,697,649             4,116,441
-----------------------------------------------------------------------------------------------------------------------------------
Total Capitalization                                                                      $       7,672,328     $       7,016,462
-----------------------------------------------------------------------------------------------------------------------------------




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

Our core business is gas distribution, conducted by our six regulated gas utility subsidiaries: The Brooklyn Union Gas Company d/b/a KeySpan Energy Delivery New York ("KEDNY") and KeySpan Gas East Corporation d/b/a KeySpan Energy Delivery Long Island ("KEDLI") distribute gas to customers in the boroughs of Brooklyn, Queens and Staten Island in New York City, and the counties of Nassau and Suffolk on Long Island and the Rockaway Peninsula in Queens, respectively; Boston Gas Company, Colonial Gas Company and Essex Gas Company, each doing business as KeySpan Energy Delivery New England ("KEDNE"), distribute gas to customers in southern and central Massachusetts; and EnergyNorth Natural Gas, Inc., d/b/a KeySpan Energy Delivery New England distributes gas to customers in central New Hampshire. Together, these companies distribute gas to approximately 2.5 million customers throughout the Northeast.

We also own, lease and operate generating plants on Long Island and in New York City. Under contractual arrangements, we provide power, electric transmission and distribution services, billing and other customer services for approximately one million electric customers of the Long Island Power Authority ("LIPA").

Our other subsidiaries are involved in gas and oil exploration and production; gas storage; wholesale and retail gas and electric marketing; appliance service; heating, ventilation and air conditioning installation and services; large energy-system ownership, installation and management; and fiber optic services. We also invest in, and participate in the development of, pipelines and other energy-related projects, domestically and internationally. (See Note 2, "Business Segments" for additional information on each operating segment.)

We are a registered holding company under the Public Utility Holding Company Act of 1935 ("PUHCA"), as amended. Therefore, our corporate and financial activities and those of our subsidiaries, including their ability to pay dividends to us, are subject to regulation by the Securities and Exchange Commission ("SEC"). Under our holding company structure, we have no independent operations or source of income of our own and conduct all of our operations through our subsidiaries and, as a result, we depend on the earnings and cash flow of, and dividends or distributions from, our subsidiaries to provide the funds necessary to meet our debt and contractual obligations. Furthermore, a substantial portion of our consolidated assets, earnings and cash flow is derived from the operations of our regulated utility subsidiaries, whose legal authority to pay dividends or make other distributions to us is subject to regulation by state regulatory authorities.

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

As noted, on November 8, 2000, we completed the acquisitions of Eastern Enterprises and EnergyNorth Inc. The transactions have been accounted for using the purchase method of accounting for business combinations and accordingly the accompanying consolidated financial statements include the results of Eastern and ENI for the period November 8, 2000 through December 31, 2001.

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

C.  Accounting for the Effects of Rate Regulation

The accounting records for our six regulated gas utilities are maintained in accordance with the Uniform System of Accounts prescribed by the Public Service Commission of the State of New York ("NYPSC"), the New Hampshire Public Utility Commission, and the Massachusetts Department of Telecommunications and Energy ("DTE"). Our electric generation subsidiaries are not subject to state rate regulation, but they are subject to Federal Energy Regulatory Commission ("FERC") regulation. Our financial statements reflect the ratemaking policies and actions of these regulators in conformity with generally accepted accounting principles for rate-regulated enterprises.

Four of our six regulated gas utilities (KEDNY, KEDLI, Boston Gas Company and EnergyNorth Natural Gas, Inc.) and our Long Island based electric generation subsidiaries are subject to the provisions of Statement of Financial Accounting Standards ("SFAS") 71, "Accounting for the Effects of Certain Types of Regulation." This statement recognizes the ability of regulators, through the ratemaking process, to create future economic benefits and obligations affecting rate-regulated companies. Accordingly, we record these future economic benefits and obligations as regulatory assets and regulatory liabilities, respectively.

In separate merger-related orders issued by the DTE, the base rates charged by Colonial Gas Company and Essex Gas Company have been frozen at their current levels for a ten-year period. Due to the length of these base rate freezes, the Colonial and Essex Gas Companies had previously discontinued the application of SFAS 71.

The following table presents our net regulatory assets at December 31, 2001 and December 31, 2000.

                                                                                                          (In Thousands of Dollars)
                                                                                                          -------------------------

                                                                    December 31, 2001                December 31, 2000
-----------------------------------------------------------  -------------------------------  --------------------------------
Regulatory Assets
   Regulatory tax asset                                      $                  64,536        $                   61,071
   Property taxes                                                               54,617                            51,948
   Environmental costs                                                         183,716                           116,609
   Postretirement benefits other than pensions                                  84,238                            89,188
   Costs associated with the KeySpan / LILCO merger                             55,204                            66,300
   Derivative assets                                                            15,880*                                -
-----------------------------------------------------------  -------------------------------  --------------------------------
Total Regulatory Assets                                      $                 458,191        $                  385,116
Regulatory Liabilities                                                          39,442                            40,041
-----------------------------------------------------------  -------------------------------  --------------------------------
Net Regulatory Assets                                        $                 418,749        $                  345,075
===========================================================  ===============================  ================================

* Includes derivative instruments that settled in December 2001 for $5.0 million associated with January 2002 gas purchases.

The regulatory assets above are not included in our rate base. However, we record carrying charges on the property tax and costs associated with the KeySpan / LILCO merger deferrals. We also record carrying charges on our regulatory liabilities. The remaining regulatory assets represent, primarily, costs for which expenditures have not yet been made, and therefore, carrying charges are not recorded. We anticipate recovering these costs in our gas rates concurrently with future cash expenditures. If recovery is not concurrent with the cash expenditures, we will record the appropriate level of carrying charges. Deferred gas costs of $5.6 million and $189.8 million at December 31, 2001 and December 31, 2000, respectively are reflected in Accounts Receivable on the Consolidated Balance Sheet.

We estimate that full recovery of our regulatory assets will not exceed 15 years, except for the regulatory tax asset which will be recovered over the estimated lives of certain utility property.

Rate regulation is undergoing significant change as regulators and customers seek lower prices for utility service and greater competition among energy service providers. In the event that regulation significantly changes the opportunity for us to recover costs in the future, all or a portion of our regulated operations may no longer meet the criteria for the application of SFAS
71. In that event, a write-down of all or a portion of our existing regulatory assets and liabilities could result. If we were unable to continue to apply the provisions of SFAS 71 for any of our rate regulated subsidiaries, we would have applied the provisions of SFAS 101 "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71." We estimate that the write-off of all our net regulatory assets at December 31, 2001 could result in a charge to net income of $272.2 million or $1.97 per share, which would be classified as an extraordinary item. In management's opinion, our regulated subsidiaries that are currently subject to the provisions of SFAS 71 will continue to be subject to SFAS 71 for the foreseeable future.

D.  Revenues

Utility gas customers are billed monthly or bi-monthly on a cycle basis. Revenues include unbilled amounts related to the estimated gas usage that occurred from the most recent meter reading to the end of each month.

The cost of gas used is recovered when billed to firm customers through the operation of gas adjustment clauses ("GAC") included in utility tariffs. The GAC provision requires a periodic reconciliation of recoverable gas costs and GAC revenues. Any difference is deferred pending recovery from or refund to firm customers. Further, net revenues from tariff gas balancing services, off-system sales and certain on-system interruptible sales are refunded, for the most part, to firm customers subject to certain sharing provisions.

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

Electric revenues are derived from billings to the Long Island Power Authority ("LIPA") for management of LIPA's transmission and distribution ("T&D") system, electric generation, and procurement of fuel. The agreements with LIPA include provisions for us to earn, in the aggregate, approximately $11.5 million per year (plus up to an additional $5 million per year if certain cost savings are achieved) in annual management service fees from LIPA for the management of the LIPA T&D system and the management of all aspects of fuel and power supply. Under a Management Service Agreement ("MSA") costs in excess of budgeted levels are assumed by us up to $15 million, while cost reductions in excess of $5 million from budgeted levels are shared with LIPA. These agreements also contain certain non-cost incentive and penalty provisions which could impact earnings. Billings associated with generation capacity are based on pre-determined levels of supply to be dispatched to LIPA on a yearly basis. Rates billed to LIPA on a monthly basis include fixed and variable components. Billings related to transmission, distribution and delivery services are based, in part, on negotiated estimated levels.

In addition, electric revenues are derived from our investment in the 2,200 megawatt Ravenswood electric generation facility ("Ravenswood facility"), which we acquired in June 1999. (See Note 8 "Contractual Obligations and Contingencies" for a description of the Ravenswood transaction.)

We realize revenues from our investment in the Ravenswood facility through the wholesale sale of energy, capacity, and ancillary services to the New York Independent System Operator ("NYISO"). Energy and ancillary services are sold through a bidding process into the NYISO energy markets on a day ahead or real time basis. Prior to the start of the NYISO on November 19, 1999, however, KeySpan and the Consolidated Edison Company of New York, Inc. ("Consolidated Edison") entered into transition energy and capacity contracts. The energy contract provided Consolidated Edison with 100% of the energy produced by the Ravenswood facility on a cost recovery basis. This contract expired on November 19, 1999. The capacity contract provided Consolidated Edison with 100% of the available capacity of the Ravenswood facility on a monthly fixed-fee basis. That contract expired on April 30, 2000.

Revenues earned by our Energy Services segment for the design, building and installation of heating, ventilation and air-conditioning systems are generally recognized by the percentage of completion method. This method measures the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. Provisions for estimated losses on uncompleted contracts are made in the period such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to cost and income, which are recognized in the period the revisions are determined. Service and maintenance revenues are recognized as earned or over the life of the service contract, as appropriate. Energy sales are recorded upon delivery of the related commodity and telecommunications revenue is recognized upon delivery of service access.

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

                        Period                                Electric                 Gas
                        ------                                --------                 ---
            Year Ended December 31, 2001                       3.78%                   3.40%
            Year Ended December 31, 2000                       3.68%                   3.51%
            Year Ended December 31, 1999                       3.56%                   2.85%



F.  Gas Exploration and Production Property - Depletion

The full cost method of accounting is used for our investments in natural gas and oil properties. These investments consist of our 67% equity interest in The Houston Exploration Company ("Houston Exploration"), an independent natural gas and oil exploration company, as well as KeySpan Exploration and Production, LLC, our wholly-owned subsidiary engaged in a joint venture with Houston Exploration. Under the full cost method, all costs of acquisition, exploration and development of natural gas and oil reserves are capitalized into a "full cost pool" as incurred, and properties in the pool are depleted and charged to operations using the unit-of-production method based on production and proved reserve quantities. To the extent that such capitalized costs (net of accumulated depletion) less deferred taxes exceed the present value (using a 10% discount rate) of estimated future net cash flows from proved natural gas and oil reserves and the lower of cost or fair value of unproved properties, such excess costs are charged to operations. If a write-down is required, it would result in a charge to earnings but would not have an impact on cash flows. Once incurred, such impairment of gas properties is not reversible at a later date even if gas prices increase.

The ceiling test is calculated using natural gas and oil prices in effect as of the balance sheet date, held flat over the life of the reserves. We use derivative financial instruments that qualify for hedge accounting under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities", to hedge against the volatility of natural gas prices. In accordance with current Securities and Exchange Commission guidelines, we have included estimated future cash flows from our hedging program in the ceiling test calculation. In calculating the ceiling test at December 31, 2001, we estimated, using a wellhead price of $2.38 per mcf, that our capitalized costs exceeded the ceiling limitation. As a result, in the fourth quarter of 2001, we recorded a $42.0 million impairment charge to write-down our gas exploration and production assets, and recorded this charge in Depreciation, Depletion and Amortization on the Consolidated Statement of Income. Our share of the impairment charge was $26.2 million after-tax, or $0.19 per share. Natural gas prices continue to be volatile and the risk that we will be required to write-down our full cost pool increases when, among other things, natural gas prices are depressed, we have significant downward revisions in our estimated proved reserves or we have unsuccessful drilling results.

G.  Goodwill

At December 31, 2001, we had recorded goodwill in the amount of $1.8 billion, representing the excess of acquisition cost over the fair value of net assets acquired. Our recorded goodwill, net of accumulated amortization, consists of $1.5 billion related to the Eastern and ENI acquisitions, $156 million related to the KeySpan / LILCO merger, and $169 million related to the acquisitions of energy- related services companies and to certain ownership interests of 50% or less in energy-related investments in Northern Ireland which are accounted for under the equity method. For the year ended December 31, 2001, goodwill amortization was $62 million.

As prescribed by SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the carrying value of goodwill is reviewed if the facts and circumstances, such as significant declines in sales, earnings or cash flows, or material adverse changes in the business climate suggest it might be impaired. If this review indicates that goodwill is not recoverable, as determined based upon the estimated undiscounted cash flows of the entity acquired, impairment would be measured by comparing the carrying value of the investment in such entity to its fair value. Fair value would be determined based on quoted market values, appraisals, or discounted cash flows. For the year ended December 31, 2001, we reviewed the facts and circumstances for the entities carrying goodwill and as a result of the above procedures, wrote off $12.4 million associated with the Roy Kay Companies upon determination that the asset was not recoverable. (See note 11, "Roy Kay Operations" for additional information.)

On January 1, 2002, we adopted SFAS 141, "Business Combinations", and SFAS 142 "Goodwill and Other Intangible Assets". The key concepts from the two interrelated Statements include mandatory use of the purchase method when accounting for business combinations, discontinuance of goodwill amortization, a revised framework for testing goodwill impairment at a "reporting unit" level, and new criteria for the identification and potential amortization of other intangible assets. Other changes to existing accounting standards involve the amount of goodwill to be used in determining the gain or loss on the disposal of assets, and a requirement to test goodwill for impairment at least annually. The annual impairment test is to be performed within six months of adopting SFAS 142 with any resulting impairment reflected as either a change in accounting principle, or a charge to operations in the financial statements. The results of this analysis is not complete at this time, and we are unable to determine the impact this analysis may have on our results of operations or financial condition. However, a change in the measurement of the fair value of our investments could result in a significant change in the carrying value of goodwill.

H.  Hedging and Derivative Financial Instruments

From time to time we employ derivative instruments to hedge a portion of our exposure to commodity price risk and interest rate risk, as well as to fix the selling price on a portion of our peak electric energy sales. Whenever hedge positions are in effect, we are exposed to credit risk in the event of nonperformance by counter parties to derivative contracts, as well as nonperformance by the counter parties of the transactions against which they are hedged. We believe that the credit risk related to the futures, options and swap instruments is no greater than that associated with the primary commodity contracts which they hedge. We have a stated policy that we enter into derivative contracts only with major investment grade financial institutions, and we believe that reduction of the exposure to price risk lowers our overall business risk.

Commodity Contracts and Electric Derivatives: We employ derivative financial instruments, such as futures, options and swaps, for the purpose of hedging exposure to commodity price risk and to fix the selling price on a portion of our peak electric energy sales. We also utilize derivative instruments to "lock-in" profit margin on a number of fixed- rate gas sales contracts. These derivative instruments are cash-flow hedges and qualify for hedge accounting under SFAS 133. Under SFAS 133, periodic changes in market value of cash-flow hedges are recorded as comprehensive income, subject to effectiveness, and subsequently included in net income to match the underlying transactions.

Non-firm Gas Sales Derivatives: Further, we employ derivative instruments to fix profit margins on specific portions of gas sales to our large-volume gas sales market. These derivative instruments do not qualify for hedge accounting at this time, since they do not meet the "effectiveness standards" prescribed by SFAS
133. Accordingly, changes in market value of these derivatives are included in income currently.

Firm Gas Sales Derivatives: We utilize derivative financial instruments to "lock-in" the purchase price for a portion of our future natural gas purchases. Our strategy is to minimize fluctuations in firm gas sales prices to our regulated firm gas sales customers in our New York service territory. Since these derivative instruments are being employed to support our gas sales prices to regulated firm gas sales customers, the accounting for these derivative instruments is subject to SFAS 71. Therefore, changes in the market value of these derivatives are recorded as a Regulatory Asset or Regulatory Liability on our Consolidated Balance Sheet. Gains or losses on the settlement of these contracts are initially deferred and then refunded to or collected from our firm gas sales customers during the appropriate winter heating season.

Weather Derivatives: The utility tariffs associated with our New England gas distribution operations do not contain a weather normalization adjustment. As a result, fluctuations from normal weather may have a significant positive or negative effect on the results of these operations. To mitigate the effect of fluctuations from normal weather on our financial position and cash flows, we may enter into weather swaps from time to time. Although weather derivatives are outside the scope of SFAS 133, such instruments are essentially marked to market currently.

Interest Rate Derivatives: We continually assess the cost relationship between fixed and variable rate debt. In line with our objective to minimize capital costs, we periodically enter into hedging transactions that effectively convert the terms of underlying debt obligations from fixed to variable or variable to fixed. Payments made or received on these derivative contracts are recognized as an adjustment to interest expense as incurred. Hedging transactions that effectively convert the terms of underlying debt obligations from fixed to variable are considered fair-value hedges. Hedging transactions that effectively convert the terms of underlying debt obligations from variable to fixed are considered cash-flow hedges.

I.  Equity Investments

Certain subsidiaries own as their principal assets investments, including goodwill, representing ownership interests of 50% or less in energy-related businesses that are accounted for under the equity method.

J.  Income Tax

In accordance with SFAS 109, "Accounting for Income Taxes" and applicable rate regulation, certain of our regulated subsidiaries record a regulatory asset for the net cumulative effect of providing deferred income taxes on all differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax basis. Investment tax credits, which were available prior to the Tax Reform Act of 1986, were deferred and are generally amortized as a reduction of income tax over the estimated lives of the related property.

K.  Subsidiary Common Stock Issuances to Third Parties

We follow an accounting policy of income statement recognition for parent company gains or losses from issuances of common stock by subsidiaries to unaffiliated third parties.

L.  Foreign Currency Translation

We follow the principles of SFAS 52, "Foreign Currency Translation," for recording our investments in foreign affiliates. Under this statement, all elements of the financial statements are translated by using a current exchange rate. Translation adjustments result from changes in exchange rates from one reporting period to another. At December 31, 2001, the foreign currency translation adjustment was included in Accumulated Other Comprehensive Income as a separate component of Shareholders' Equity. The functional currency for our foreign affiliates is their local currency.

M.  Earnings Per Share

Basic earnings per share ("EPS") is calculated by dividing earnings for common stock by the weighted average number of shares of common stock outstanding during the period. No dilution for any potentially dilutive securities is included. Diluted EPS assumes the conversion of all potentially dilutive securities and is calculated by dividing earnings for common stock, as adjusted, by the sum of the weighted average number of shares of common stock outstanding plus all potentially dilutive securities.

We have approximately 2.2 million options outstanding at December 31, 2001 that were not used in the calculation of diluted EPS since the exercise price associated with these options was greater than the average per share market price of our common stock. (See Note 6 "Stock Options", for further information on outstanding options.) Further, we have 84,077 shares of convertible preferred stock outstanding that can be converted into 244,104 shares of common stock. These shares were also not included in the calculation of diluted EPS since to do so would have been anti-dilutive.

Under the requirements of SFAS 128, "Earnings Per Share" our basic and diluted EPS are as follows:

                                                                            (In Thousands of Dollars, Except Per Share)
                                                                            -------------------------------------------

                                                                          Year Ended          Year Ended              Year Ended
                                                                         December 31,        December 31,            December 31,
                                                                             2001                2000                    1999
-------------------------------------------------------------------  -----------------  -----------------  -----------------------
Earnings for common stock                                            $         218,350  $         282,694  $               223,859
Houston Exploration dilution (options)                                          (1,116)              (725)                    (135)
-------------------------------------------------------------------  -----------------  -----------------  -----------------------
Earnings for common stock - adjusted                                 $         217,234  $         281,969  $               223,724
-------------------------------------------------------------------  -----------------  -----------------  -----------------------

Weighted average shares outstanding (000)                                      138,214            134,357                  138,526
Add dilutive securities:
   Options                                                                       1,007                808                       26
-------------------------------------------------------------------  -----------------  -----------------  -----------------------
Total weighted average shares outstanding - assuming dilution                  139,221            135,165                  138,552
-------------------------------------------------------------------  -----------------  -----------------  -----------------------

Basic Earnings Per Share                                             $            1.58  $            2.10  $                  1.62
-------------------------------------------------------------------  -----------------  -----------------  -----------------------
Diluted Earnings Per Share                                           $            1.56  $            2.09  $                  1.62
-------------------------------------------------------------------  -----------------  -----------------  -----------------------



N.  Recent Accounting Pronouncements

In June of 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 143, "Accounting for Asset Retirement Obligations". The Standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity will capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its then present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. We are currently evaluating the impact, if any, that the Statement may have on our results of operations and financial condition.

SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," is effective January 1, 2002, and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 retains the fundamental provisions of SFAS 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. We currently do not anticipate that implementation of this Statement will have a significant effect on our results of operations and financial condition.

Note 2. Business Segments

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

The Electric Services segment consists of subsidiaries that: operate the electric transmission and distribution system owned by LIPA; own and provide capacity to and produce energy for LIPA from our generating facilities located on Long Island; and manage fuel supplies for LIPA to fuel our Long Island generating facilities. These services are provided in accordance with long-term service contracts having remaining terms that range from four to eleven years. The Electric Services segment also includes subsidiaries that own, lease and operate the 2,200 megawatt Ravenswood electric generation facility, located in Queens, New York. Currently, our primary electric generation customers are LIPA and the NYISO energy markets.

The Energy Services segment includes companies that provide energy-related services to customers located within the New York City metropolitan area, as well as, Rhode Island, Pennsylvania, Massachusetts and New Hampshire, through the following four lines of business: (i) Home Energy Services, which provides residential customers with service and maintenance of energy systems and appliances, as well as the retail marketing of natural gas and electricity to residential and small commercial customers; (ii) Business Solutions, which provides professional engineering-consulting and design of energy systems for commercial and industrial customers, including installation of plumbing, heating, ventilation and air-conditioning equipment; (iii) Commodity Procurement, which provides management and procurement services for fuel supply and management of energy sales, primarily for and from the Ravenswood facility; and (iv) Fiber Optic Services, which provides various services to carriers of voice and data transmission on Long Island and in New York City.

The Energy Investments segment consists of our gas exploration and production investments, as well as certain other domestic and international energy-related investments. Our gas exploration and production subsidiaries are engaged in gas and oil exploration and production, and the development and acquisition of domestic natural gas and oil properties. These investments consist of our 67% equity interest in Houston Exploration, an independent natural gas and oil exploration company, as well as KeySpan Exploration and Production, LLC, our wholly owned subsidiary engaged in a joint venture with Houston Exploration. Subsidiaries in this segment also hold a 20% equity interest in the Iroquois Gas Transmission System LP, a pipeline that transports Canadian gas supply to markets in the Northeastern United States; a 50% interest in the Premier Transmission Pipeline and a 24.5% interest in Phoenix Natural Gas, both in Northern Ireland; and investments in certain midstream natural gas assets in Western Canada through KeySpan Canada. With the exception of our gas exploration and production subsidiaries and KeySpan Canada, which are consolidated in our financial statements, these subsidiaries are accounted for under the equity method. Accordingly, equity income from these investments is reflected in Other Income and (Deductions) in the Consolidated Statement of Income.

The accounting policies of the segments are the same as those used for the preparation of the Consolidated Financial Statements. Our segments are strategic business units that are managed separately because of their different operating and regulatory environments. Operating results of our segments are evaluated by management on a earnings before interest and taxes ("EBIT") basis. Due to the anticipated sale of Midland Enterprises in 2002, this subsidiary is reported as discontinued operations in 2001 and 2000. For more information on this transaction, refer to Note 10, "Discontinued Operations".

The reportable segment information below is shown excluding the operations of
Midland:

                                                                                                         (In Thousands of Dollars)
                                                                                                         -------------------------

                                                                                     Energy Investments
                                                                            ------------------------------------
                                       Gas       Electric       Energy   Gas Exploration     Other
                                  Distribution   Services      Services   and Production    Investments  Eliminations   Consolidated
-------------------------------- ---------------------------------------------------------------------------------------------------
Year Ended December 31, 2001
Unaffiliated revenue               3,613,551     1,421,079    1,100,167     400,031          98,287             -         6,633,115
Intersegment revenue                       -             -       46,718           -               -       (46,718)                -
Depreciation, depletion and
  amortization                       253,523        52,247       33,673     184,717          15,737        19,241           559,138
Income from equity
  method subsidiaries                      -             -            -           -          13,129             -            13,129
Interest income                        3,879           147        3,471           -             334           495             8,326
Earnings before interest and
income taxes                         492,362       246,091     (106,050)    119,933          21,544        33,975           807,855
Interest charges                     219,307        47,124       20,824       2,993           9,772        53,450           353,470
Total assets                       6,994,140     1,641,189      585,162     951,135         797,294       820,686        11,789,606
Investment in equity
  method subsidiaries                      -             -            -           -         107,069             -           107,069
Construction expenditures            384,323       211,658       17,292     385,463          52,513         8,510         1,059,759
-------------------------------- ---------------------------------------------------------------------------------------------------


Eliminating items include intercompany interest income and expense, the elimination of certain intercompany accounts, as well as activities of our corporate and administrative subsidiaries.

Electric Services revenues from LIPA and the NYISO of $1.4 billion for the year ended December 31, 2001 represents approximately 21% of our consolidated revenues during that period.

                                                                                                           (In Thousands of Dollars)
                                                                                                           -------------------------

                                                                          Energy Investments
                                                                          ---------------------------------
                                    Gas           Electric     Energy     Gas Exploration    Other
                                Distribution      Services     Services    and Production   Investments  Eliminations   Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2000
Unaffiliated revenue              2,555,785       1,444,711     770,110      274,209        35,258           629          5,080,702
Intersegment revenue                      -               -      63,296            -             -       (63,296)                 -
Depreciation, depletion and
  amortization                      143,335          49,278      10,347       95,364         6,586        26,012            330,922
Income from equity
  method subsidiaries                     -               -           -            -        20,010             -             20,010
Interest income                       3,951           1,214         966            -         6,134            62             12,327
Earnings before interest and
  income taxes                      367,226         250,688      74,765      111,672        20,014      (103,039)           721,326
Interest charges                    111,176          24,254         125       11,360         7,636        46,763            201,314
Total assets                      7,286,138       1,856,981     768,016      830,170       683,399      (117,239)        11,307,465
Investment in equity
  method subsidiaries                     -               -           -            -       109,751         3,387            113,138
Construction expenditures           274,941          69,921      17,362      243,799        26,388           624            633,035
-----------------------------------------------------------------------------------------------------------------------------------


Eliminating items include intercompany interest income, expense and the elimination of certain intercompany accounts as well as activities of our corporate and administrative subsidiaries.

Electric Services revenues from LIPA, Consolidated Edison and the NYISO of $1.4 billion for the year ended December 31, 2000 represents approximately 28% of our consolidated revenues during that period.

                                                                                                           (In Thousands of Dollars)
                                                                                                           -------------------------

                                                                             Energy Investments
                                                                      --------------------------------------
                                    Gas        Electric    Energy     Gas Exploration      Other
                                Distribution   Services   Services    and Production    Investments   Eliminations   Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1999
Unaffiliated revenue              1,753,132      861,582    186,529       150,581         2,789             -       2,954,613
Intersegment revenue                      -            -          -             -             -             -               -
Depreciation, depletion and
  amortization                      102,997       44,334      3,548        74,051         1,308        27,202         253,440
Income from equity
  method subsidiaries                     -            -          -             -        15,347             -          15,347
Interest income                       3,942            -          -             -         5,016        18,035          26,993
Earnings before interest and
income taxes                        318,245      141,197    (3,935)        40,835        13,773        18,609         528,724
Interest charges                     88,370       22,380          -        13,307         3,726         5,968         133,751
Total assets                      3,774,563    1,267,931    202,124       646,657       503,549       335,867       6,730,691
Investment in equity
  method subsidiaries                     -            -          -             -       341,874         4,016         345,890
Construction expenditures           213,845      245,177      6,179       183,322        10,028        13,294         671,845
------------------------------------------------------------------------------------------------------------------------------------


Eliminating items include intercompany interest income, expense and the elimination of certain intercompany accounts as well as activities of our corporate and administrative subsidiaries.

Electric Services revenues from LIPA, and Consolidated Edison of $859 million for the year ended December 31, 1999 represents approximately 29% of our consolidated revenues during that period.


Note 3. Income Tax

We file consolidated federal and state income tax returns. A tax sharing agreement between our holding company and its subsidiaries provides for the allocation of a realized tax liability or benefit based upon separate return contributions of each subsidiary to the consolidated taxable income or loss in the consolidated income tax returns.

Income tax expense in 1999 reflects an adjustment to deferred tax expense and current tax expense for the utilization of previously deferred net operating loss carryforwards recorded in 1998. In 1998, we recorded a deferred tax benefit of $71.1 million for net operating loss carryforwards. We estimated that $57.4 million of the benefit from the net operating loss carryforwards from 1998 would be realized in our consolidated 1999 federal and state income tax returns and, accordingly, we applied the net operating loss benefit in our 1999 federal and state tax provisions.

Income tax expense is reflected as follows in the Consolidated Statement of
Income:

                                                                                                           (In Thousands of Dollars)
                                                                                                           -------------------------

                                                             Year Ended                    Year Ended                  Year Ended
                                                         December 31, 2001             December 31, 2000           December 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
Current  income tax                                $              101,738       $              170,809       $                26,618
Deferred  income tax                                              108,955                       46,453                       109,744
------------------------------------------------------------------------------------------------------------------------------------
Total income tax                                   $              210,693       $              217,262       $               136,362
------------------------------------------------------------------------------------------------------------------------------------


The components of deferred tax assets and (liabilities) reflected in the Consolidated Balance Sheet are as follows:

                                                                                      (In Thousands of Dollars)
                                                                                      -------------------------

                                                     December 31, 2001                 December 31, 2000
--------------------------------------------  --------------------------------  --------------------------------
Reserves not currently deductible             $                         55,372  $                         63,635
Benefits of tax loss carryforwards                                       6,346                            26,276
Property related differences                                          (498,726)                         (403,224)
Regulatory tax asset                                                   (22,588)                          (21,375)
Property taxes                                                         (61,126)                          (54,794)
Discontinued operations                                                (74,936)                                -
Other items - net                                                       (2,414)                           14,902
--------------------------------------------  --------------------------------  --------------------------------
Net deferred tax liability                    $                       (598,072) $                       (374,580)
--------------------------------------------  --------------------------------  --------------------------------

The following is a reconciliation between the effective tax rate and the federal income tax rate of 35%:

                                                                                                         (In Thousands of Dollars)
                                                                                                         -------------------------

                                                                   Year Ended                  Year Ended              Year Ended
                                                                  December 31,                December 31,            December 31,
                                                                      2001                        2000                    1999
--------------------------------------------------------------------------------  ---------------------  -------------------------
Computed at the statutory rate                             $             159,035  $             182,004  $                138,241
Adjustments related to:
       Tax credits                                                        (1,100)                (1,181)                   (2,154)
       Goodwill amortization                                              21,126                  4,123                     1,468
       Minority interest in Houston Exploration                           13,862                  8,768                     3,105
       State income tax                                                   26,418                 30,384                     4,635
       Other items - net                                                  (8,648)                (6,836)                   (8,933)
--------------------------------------------------------------------------------  ---------------------  -------------------------
$           Total income tax                               $             210,693  $             217,262  $                 136,362
--------------------------------------------------------------------------------  ---------------------  -------------------------
            Effective income tax rate (1)                                    46%                    42%                       35%
--------------------------------------------------------------------------------  ---------------------  ------------------------

(1) Reflects both federal as well as state income taxes.

Note 4.  Postretirement Benefits

Pension Plans: The following information represents the consolidated results for our noncontributory defined benefit pension plans which cover substantially all employees. Benefits are based on years of service and compensation. Funding for pensions is in accordance with requirements of federal law and regulations. We are currently integrating our plans and allocations to individual business segments. KEDLI is subject to certain deferral accounting requirements mandated by the NYPSC for pension costs and other postretirement benefit costs. Information pertaining to discontinued operations has been excluded from this presentation.

The calculation of net periodic pension cost is as follows:


                                                                                                           (In Thousands of Dollars)
                                                                                                           -------------------------
                                                     Year Ended                      Year Ended                      Year Ended
                                                  December 31, 2001               December 31, 2000                December 31, 1999
---------------------------------------------  --------------------------------  ----------------------------  ---------------------
Service cost, benefits earned
    during the period                          $        41,162                   $    35,541                    $        38,372
Interest cost on projected
     benefit  obligation                               128,481                       109,231                            106,888
Expected return on plan assets                        (180,757)                     (166,744)                          (138,436)
Special termination charge (1)                               -                        45,838                                  -
Settlement Gain (2)                                          -                       (20,196)                                 -
Net amortization and deferral                          (39,772)                      (54,881)                            (8,869)
---------------------------------------------  --------------------------------  ----------------------------  ---------------------
Total pension benefit                             $    (50,886)                  $   (51,211)                   $        (2,045)
---------------------------------------------  --------------------------------  ----------------------------  ---------------------

(1) See discussion of early retirement program at end of note.
(2) See discussion of pension plan settlement.

Pension cost includes expense and income for KEDNE for the period November 8, 2000 through December 31, 2001.

The following table sets forth the pension plans' funded status at December 31, 2001 and December 31, 2000. Plan assets are principally common stock and fixed income securities.

                                                                                                       (In Thousands of Dollars)
                                                                                                       -------------------------

                                                                 December 31, 2001                          December 31, 2000
--------------------------------------------------------  ------------------------------  -----------------------------------
Change in benefit obligation:
   Benefit obligation at beginning of period              $               (1,914,885)      $                   (1,529,815)
   Benefit obligation of acquisitions                                              -                             (255,510)
   Service cost                                                              (41,162)                             (35,541)
   Interest cost                                                            (128,481)                            (109,231)
   Amendments                                                                 (8,679)                             (34,400)
   Actuarial gain (loss)                                                      61,718                             (112,137)
   Special termination benefits                                                    -                              (45,838)
    Settlements                                                                    -                              110,000
   Benefits paid                                                             116,335                               97,587
--------------------------------------------------------  ------------------------------  -----------------------------------
Benefit obligation at end of period                                       (1,915,154)                          (1,914,885)
--------------------------------------------------------  ------------------------------  -----------------------------------
Change in plan assets:
   Fair value of plan assets at beginning of period                        2,170,093                            2,048,325
   Fair value of acquired plan assets                                              -                              240,665
   Actual return on plan assets                                             (197,632)                              70,798
   Employer contribution                                                      43,130                               18,302
   Settlements                                                                     -                             (110,410)
   Benefits paid                                                            (116,335)                             (97,587)
--------------------------------------------------------  ------------------------------  -----------------------------------
Fair value of plan assets at end of period                                 1,899,256                            2,170,093
--------------------------------------------------------  ------------------------------  -----------------------------------
   Funded status                                                             (15,898)                             255,208
   Unrecognized net loss (gain) from past experience
      different from that assumed and from
      changes in assumptions                                                   8,207                             (342,730)
   Unrecognized prior service cost                                            84,036                               79,914
   Unrecognized transition obligation                                          1,212                                2,187
--------------------------------------------------------  ------------------------------  -----------------------------------
Net prepaid (accrued) pension cost reflected
   on consolidated balance sheet                          $                   77,557        $                      (5,421)
--------------------------------------------------------  ------------------------------  -----------------------------------

                                                           Year Ended                     Year Ended                   Year Ended
                                                        December 31, 2001              December 31, 2000           December 31, 1999
------------------------------------------------  -----------------------------  -----------------------------  --------------------
Assumptions:
   Obligation discount                                        7.00%                          7.00%                         7.50%
   Asset return                                               8.50%                          8.50%                         8.50%
   Average annual increase in compensation                    4.00%                          5.00%                         5.00%
------------------------------------------------  -----------------------------  -----------------------------  --------------------

Pension Plan Settlement

In 2000, we settled certain participating contracts covering retiree pension plans with MetLife. As required under SFAS 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", a gain of $20.2 million was recognized as part of our pension cost for the year ended December 31, 2000.

Unfunded Pension Obligation

At December 31, 2001 accumulated benefit obligations were in excess of pension assets. As prescribed by SFAS 87 "Employers' Accounting for Pensions", we were required to record an additional $68.9 million minimum liability for this unfunded pension obligation. As allowed for under current accounting guidelines, this accrual can be offset by a corresponding debit to a long-term asset up to the amount of accumulated unrecognized prior service costs. Any remaining amount is to be recorded as a direct charge to equity. Therefore, at year-end, we also recorded a $48.5 million debit in Deferred Charges Other and a $20.4 million debit in Accumulated Other Comprehensive Income. At December 31, 2001 the projected benefit obligation, accumulated benefit obligation and value of assets for plans with accumulated benefit obligations in excess of plan assets were $1.1 billion, $1.0 billion and $929 million, respectively. In December 2002, we will re- measure the accumulated benefit obligations and pension assets, and adjust the accrual and deferrals as appropriate.

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

Net periodic other postretirement benefit cost included the following components:

                                                                                                           (In Thousands of Dollars)

                                                   Year Ended                      Year Ended                          Year Ended
                                               December 31, 2001                December 31, 2000                  December 31, 1999
------------------------------------------  ------------------------------  -----------------------------  -------------------------
Service cost, benefits earned
     during the period                      $         20,339                $        14,771                $              16,747
Interest cost on accumulated post-
     retirement benefit obligation                    64,649                         47,412                               42,616
Expected return on plan assets                       (42,822)                       (42,890)                             (36,842)
Special termination charge (1)                             -                          5,590                                    -
Net amortization and deferral                         11,664                         (9,290)                               3,429
------------------------------------------  ------------------------------  -----------------------------  -------------------------
Other postretirement benefit cost           $         53,830                $        15,593                $              25,950
------------------------------------------  ------------------------------  -----------------------------  -------------------------

(1)   See discussion of early retirement program at end of note.
Other post-retirement benefit costs include expense and income for KEDNE for November 8, 2000 through December 31, 2001.

The following table sets forth the plan's funded status at December 31, 2001 and December 31, 2000. Plan assets are principally common stock and fixed income securities.

                                                                                            (In Thousands of Dollars)
                                                                                            -------------------------

                                                                  December 31, 2001                December 31, 2000
----------------------------------------------------------  ------------------------------  -------------------------------
Change in benefit obligation:
   Benefit obligation at beginning of period                $                     (873,421) $                      (602,053)
   Benefit obligation of acquisitions                                                    -                         (103,630)
   Service cost                                                                    (20,339)                         (14,771)
   Interest cost                                                                   (64,649)                         (47,412)
   Plan participants' contributions                                                 (1,439)                            (678)
   Amendments                                                                           52                                -
   Actuarial (loss)                                                                (57,670)                        (137,756)
   Special termination benefits                                                          -                           (5,590)
   Benefits paid                                                                    47,774                           38,469
----------------------------------------------------------  ------------------------------  -------------------------------
Benefit obligation at end of period                                               (969,692)                        (873,421)
----------------------------------------------------------  ------------------------------  -------------------------------
Change in plan assets:
   Fair value of plan assets at beginning of period                                554,866                          548,850
   Fair value of acquired plan assets                                                    -                           39,263
   Actual return on plan assets                                                    (39,703)                             816
   Employer contribution                                                             7,318                            3,728
   Plan participants' contribution                                                   1,439                              678
   Benefits paid                                                                   (47,774)                         (38,469)
----------------------------------------------------------  ------------------------------  -------------------------------
Fair value of plan assets at end of period                                         476,146                          554,866
----------------------------------------------------------  ------------------------------  -------------------------------
   Funded status                                                                  (493,546)                        (318,555)
   Unrecognized net loss from past  experience
      different from that assumed and from changes in
      assumptions                                                                  251,198                          123,251
   Unrecognized prior service cost                                                  (8,392)                          (8,924)
----------------------------------------------------------  ------------------------------  -------------------------------
Accrued benefit cost reflected on
   consolidated balance sheet                               $                     (250,740) $                      (204,228)
----------------------------------------------------------  ------------------------------  -------------------------------


                                                     Year Ended                     Year Ended                        Year Ended
                                                  December 31, 2001              December 31, 2000                 December 31, 1999
------------------------------------------- ----------------------------- ------------------------------- --------------------------
Assumptions:
 Obligation discount                                    7.00%                          7.00%                             7.50%
 Asset return                                           8.50%                          8.50%                             8.50%
 Average annual increase in  compensation               4.00%                          5.00%                             5.00%
------------------------------------------- ----------------------------- ------------------------------- --------------------------

The measurement of plan liabilities also assumes a health care cost trend rate of 10% grading down to 5% in 2009 and thereafter. A 1% increase in the health care cost trend rate would have the effect of increasing the accumulated postretirement benefit obligation as of December 31, 2001 by $110.8 million and the net periodic health care expense by $12.9 million. A 1% decrease in the health care cost trend rate would have the effect of decreasing the accumulated postretirement benefit obligation as of December 31, 2001 by $97.3 million and the net periodic health care expense by $10.8 million.

In 1993, LILCO adopted the provisions of SFAS 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions," and recorded an accumulated postretirement benefit obligation and a corresponding regulatory asset of $376 million. LIPA has been reimbursing us for costs related to the postretirement benefits of the electric business unit employees, therefore, we have reclassified the regulatory asset for postretirement benefits associated with electric business unit employees to Deferred Charges Other on the Consolidated Balance Sheet.

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

Note 5. Capital Stock

Common Stock: Currently we have 450,000,000 shares of authorized common stock. In 1998, we initiated a program to repurchase a portion of our outstanding common stock on the open market. At December 31, 2001 we had 19.4 million shares, or approximately $562 million of Treasury Stock outstanding. We completed this repurchase plan in 1999 and now utilize Treasury Stock to satisfy our common stock plans. During 2001, we issued 3.1 million shares out of treasury for the dividend reinvestment feature of our Investor Program, the Employee Stock Discount Purchase Plan for Employees, and the Employee Savings Plan.

Preferred Stock: We have the authority to issue 100,000,000 shares of preferred stock with the following classifications: 16,000,000 shares of preferred stock, par value $25 per share; 1,000,000 shares of preferred stock, par value $100 per share; and 83,000,000 shares of preferred stock, par value $.01 per share.

At December 31, 2001 we had 553,000 shares outstanding of 7.07% Preferred Stock Series B par value $100; 197,000 shares outstanding of 7.17% Preferred Stock Series C par value $100; and 90,770 shares outstanding of 6% Preferred Stock Series A par value $100, in the aggregate totaling $84.1 million.

Boston Gas Company has 622,700 shares of 6.421% non-voting preferred stock par value $25 per share outstanding at December 31, 2001. This issue of preferred stock has a 5% annual sinking fund requirement. We have the option of increasing the sinking fund payment up to 10% per year. This issue is callable beginning in 2003 and is reflected in Minority Interest on the Consolidated Balance Sheet.

Note 6.  Stock Options

We issue stock options to all KeySpan officers and certain other management employees as approved by our Board of Directors. These options generally vest over a three year period and have a ten-year exercise period. Approximately 19.3 million shares have been authorized to grant for options and approximately 9.0 million of these shares were remaining at December 31, 2001. Moreover, under a separate plan, Houston Exploration has issued approximately 2.2 million stock options to key Houston Exploration employees. KeySpan and Houston Exploration apply APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for their plans. Accordingly, no compensation cost has been recognized for these fixed stock option plans in the Consolidated Financial Statements since the exercise prices and market values were equal on the grant dates. Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under the plans consistent with SFAS 123, "Accounting for Stock-Based Compensation," our net income and earnings per share would have been decreased to the proforma amounts indicated below:

                                                                   Year Ended                 Year Ended               Year Ended
                                                               December 31, 2001           December 31,2000        December 31, 1999
-----------------------------------------------------------------------------------------------------------------------------------
Income available for common stock (000):
                                            As reported              $218,350                   $282,694                  $223,859
                                            Proforma                 $210,493                   $276,167                  $215,416
Earnings per share:                         As reported               $1.58                       $2.10                    $1.62
                                            Proforma                  $1.52                       $2.06                    $1.56
-----------------------------------------------------------------------------------------------------------------------------------

All grants are estimated on the date of the grant using the Black-Scholes option-pricing model. The following table presents the weighted average fair value, exercise price and assumptions used for the periods indicated:

                                            Year Ended                       Year Ended                        Year Ended
                                        December 31, 2001                 December 31, 2000                December 31, 1999
-------------------------------  --------------------------------  -------------------------------  --------------------------------
Fair value of grants issued                   $5.29                             $2.87                            $3.65
Dividend yield                                 4.91%                             8.22%                            6.58%
Expected volatility                           29.04%                            24.00%                           23.43%
Risk free rate                                 5.13%                             6.54%                            5.72%
Expected lives                               10 years                          6 years                          6 years
Exercise price                               $36.25                            $22.69                           $27.58
-------------------------------  --------------------------------  -------------------------------  --------------------------------

A summary of the status of our fixed stock option plans and changes is presented below for the periods indicated:

                                             Year Ended                   Year Ended                          Year Ended
                                        December 31, 2001             December 31, 2000                  December 31, 1999
----------------------------------- ------------------------------ --------------------------------- -------------------------------
                                                     Weighted                           Weighted                        Weighted
                                                      Average                            Average                         Average
Fixed Options:                          Shares     Exercise Price     Shares         Exercise Price     Shares       Exercise Price
----------------------------------- ---------- ------------------- --------------------------------- -------------- ----------------
Outstanding at beginning of period   6,456,627        $25.61             4,968,398       $28.18         921,066          $30.80
Granted during the year              2,285,350        $39.50             3,165,822       $22.69       4,149,000          $27.58
Exercised                             (809,983)       $25.15            (1,577,259)      $27.82          (2,666)         $27.75
Forfeited                             (135,832)       $29.19              (100,334)      $26.04         (99,002)         $27.22
----------------------------------- ---------- ------------------- --------------------------------- -------------- ----------------
Outstanding at end of period         7,796,162        $29.67             6,456,627       $25.61       4,968,398          $28.18
----------------------------------- ---------- ------------------- --------------------------------- -------------- ----------------
Exercisable at end of period         2,996,771        $24.86             2,759,599       $29.57       3,638,448          $28.53
----------------------------------- ---------- ------------------- --------------------------------- -------------- ----------------




 Options Outstanding      Remaining      Weighted Average      Range of      Options Exercisable   Weighted Average     Range of
at December 31, 2001  Contractual Life    Exercise Price    Exercise Price  at December 31, 2001    Exercise Price   Exercise Price
--------------------- ----------------- ------------------ --------------- --------------------- ----------------- -----------------
       61,400              4 years            $27.00            $27.00             61,400              $27.00           $27.00
      236,086              5 years            $30.43        $20.57 - 30.50         236,086             $30.43       $20.57 - 30.50
      304,410              6 years            $32.56        $19.15 - 32.63         304,410             $32.56       $19.15 - 32.63
    1,501,009              7 years            $30.14        $24.73 - 30.63       1,501,009             $30.14       $24.73 - 30.63
      919,649              8 years            $26.82        $21.99 - 27.01         390,772             $26.86       $21.99 - 27.01
    2,531,258              9 years            $22.68        $13.76 - 32.76         503,094             $22.54       $13.76 - 32.76
    2,242,350             10 years            $39.50            $39.50                   -                -                -
--------------------- ----------------- ------------------ --------------- --------------------- ----------------- -----------------
    7,796,162                                                                    2,996,771
--------------------- ----------------- ------------------ --------------- --------------------- ----------------- -----------------

Note 7. Long-Term Debt

Gas Facilities Revenue Bonds: KEDNY can issue tax-exempt bonds through the New York State Energy Research and Development Authority. Whenever bonds are issued for new gas facilities projects, proceeds are deposited in trust and subsequently withdrawn to finance qualified expenditures. There are no sinking fund requirements on any of our Gas Facilities Revenue Bonds. At December 31, 2001, KEDNY had $648.5 million of Gas Facilities Revenue Bonds outstanding. The interest rate on the variable rate series due December 1, 2020 is reset weekly and ranged from 1.30% to 4.40% through December 31, 2001, at which time the rate was 1.42%.

We have an interest rate swap agreement in which $90 million of our Gas Facility Revenue Bonds, 6.75% Series A and B, were effectively converted to floating rate debt. (See Note 9, "Hedging, Derivative Financial Instruments and Fair Values.")

Authority Financing Notes: Our electric generation subsidiary can also issue tax-exempt bonds through the New York State Energy Research and Development Authority. At December 31, 2001, $41.1 million of Authority Financing Notes 1999 Series A Pollution Control Revenue Bonds due October 1, 2028 were outstanding. The interest rate on these notes is reset based on an auction procedure. The interest rate during the year ranged from 1.20% to 4.45%, through December 31, 2001 at which time the rate was 1.40%.

We also have outstanding $24.9 million variable rate 1997 Series A Electric Facilities Revenue Bonds due December 1, 2027. The interest rate on these bonds is reset weekly and ranged from 1.00% to 4.85% through December 31, 2001 at which time the rate was 1.65%.

Promissory Notes: At the time of the business combination between KeySpan and LILCO, LIPA assumed all of the outstanding long-term debt of LILCO at May 28, 1998 except for the 1997 Series A Electric Facilities Revenue Bonds due December 1, 2027 which were assigned to us. In accordance with the LIPA agreement, we issued promissory notes to LIPA which represented an amount equivalent to the sum of: (i) the principal amount of 7.30% Series Debentures due July 15, 1999 and 8.20% Series Debentures due March 15, 2023 outstanding at May 28, 1998, and
(ii) an allocation of certain of the Authority Financing Notes. The promissory notes contain identical terms as the debt referred to in items (i) and (ii) above. During 1999, we extinguished our obligation in the amount of $442.5 million under certain promissory notes to LIPA.

Notes Payable: In January 2001 KEDLI issued $125 million of Medium-Term Notes at 6.9% due January 15, 2008. Additionally, KEDLI has outstanding $400 million of
7.875 % Medium-Term Notes due February 1, 2010.

In May 2001, we issued $500 million 6.15% Notes due June 1, 2006 under an effective shelf registration, leaving $500 million available for issuance at December 31, 2001. In February 2002, we updated our shelf registration for issuance of up to $1.2 billion in additional securities, thereby providing us with the ability to issue up to $1.7 billion of debt, equity or various forms of preferred stock.

During the year ended December 31, 2000, we issued $1.65 billion of Medium-Term Notes, associated with the acquisition of Eastern and ENI. The notes were issued in three series as follows: $700 million, 7.25% Notes due 2005; $700 million, 7.625% Notes due 2010 and $250 million, 8.00% Notes due 2030. Additionally, Boston Gas Company has outstanding $210 million of Medium-Term Notes. These notes, which are not callable until maturity, have interest rates ranging from 6.80% - 9.75% and mature in 2005- 2025.

As part of our strategy to increase our level of floating rate debt, in 2001 we entered into several interest rate swap agreements on $1.3 billion of existing fixed rate medium and long-term debt and effectively converted it to floating rate debt. These swap agreements qualify for hedge accounting and were completed with several counter parties to reduce credit risk. (See Note 9 "Hedging, Derivative Financial Instruments, and Fair Values" for additional information on these swap agreements.)

At December 31, 2001, Houston Exploration had outstanding $100 million of 8.625% Senior Subordinated Notes due 2008. These notes were issued in a private placement in March 1998 and are subordinate to borrowings under Houston Exploration's line of credit. These notes are redeemable at the option of Houston Exploration after January 1, 2003.

First Mortgage Bonds: Eastern and ENI and their respective subsidiaries, have issued and outstanding approximately $179 million of first mortgage bonds. These bonds are secured by KEDNE gas utility property. The first mortgage bond indentures include, among other provisions, limitations on: (i) the issuance of long- term debt; (ii) engaging in additional lease obligations; and (iii) the payment of dividends from retained earnings.

Commercial Paper and Revolving Credit Agreements: During 2001, we replaced two existing revolving credit facilities of $700 million each, with one new credit facility which will support our $1.4 billion commercial paper program. This agreement is in place until September 2002.

Pricing under the facility is subject to a ratings-based grid with an annual fee of .075% per annum on the balance of funds available. Borrowings will bear interest at LIBOR plus 50 basis points. Borrowings in excess of more than 33% of the total commitment will bear interest at LIBOR plus 62.5 basis points. At December 31, 2001, $1.0 billion of commercial paper was outstanding at a weighted average annualized interest rate of 2.23%; $351.6 million of commercial paper was available for issuance.

In 2001 we entered into a swap agreement that effectively converted $270 million of outstanding commercial paper with fixed rate debt that qualifies for hedge accounting. (See Note 9 "Hedging, Derivative Financial Instruments, and Fair Values" for additional information on these swap agreements.)

Houston Exploration has an unsecured available line of credit with a commercial bank that provides for a maximum commitment of $250 million subject to borrowing base limitations. This credit facility supports borrowings under a revolving loan agreement, and at December 31, 2001, the borrowing base was $250 million. Up to $2 million of this line is available for the issuance of letters of credit to support performance guarantees. This credit facility matures on March 1, 2003 and is unsecured.

Houston Exploration borrowed $172 million under this facility during 2001 and repaid $173 million, and at December 31, 2001, borrowings of $144 million were outstanding and $0.4 million was committed under outstanding letter of credit obligations. Borrowings under this facility bear interest, at rates indexed at a premium to the Federal Funds rate or LIBOR, or based on the prime rate depending on amounts outstanding under the credit facility. The weighted average interest rate on this debt was 6.22% at December 31, 2001.

KeySpan Canada has two revolving loan agreements with Canadian banks. Under its agreement with the Bank of Canada, KeySpan Canada repaid $9.4 million US dollars in 2001. At December 31, 2001, total borrowings under this facility were $124.7 million US dollars. The weighted average interest rate on these borrowings at December 31, 2001 was 4.97%. This credit facility has been fully utilized. The second facility is with the Bank of Montreal. During the year, KeySpan Canada borrowed $13.6 million US dollars. At December 31, 2001, total borrowings under this facility were $50.6 million US dollars at a weighted average interest rate of 5.20%. KeySpan Canada has $29 million US dollars available for future borrowing under this facility.

Capital Leases: Our subsidiaries lease certain facilities and equipment under long-term leases which expire on various dates through 2020. The weighted average interest rate on these obligations was 6.69%.

Debt Maturity: Debt repayment requirements, including capitalized leases and related maturities, are $1.0 million, $11.7 million, $1.5 million, $716.5 million, and $513.0 million for the years 2002 through 2006, respectively and cumulatively $3.6 billion thereafter.

Note 8. Contractual Obligations and Contingencies

Lease Obligations: Lease costs included in operation expense were $89.8 million in 2001 reflecting, primarily, the Ravenswood lease of $30.4 million and the lease of our Brooklyn headquarters of $13.1 million. Lease costs also include leases for other buildings, office equipment, vehicles and power operated equipment. Lease costs for the year ended December 31, 2000 were $69.3 million. Lease costs for the year ended December 31, 1999 were $47.1 million. The future minimum lease payments under various leases, all of which are operating leases, are $85.5 million per year over the next five years and $205.9 million, in the aggregate, for all years thereafter, including future minimum lease payments for the Ravenswood lease of $30.8 million per year over the next five years and $92.5 million for all years thereafter.

We acquired the 2,200 megawatt Ravenswood facility located in Long Island City, Queens, New York, from Consolidated Edison on June 18, 1999 for approximately $597 million. In order to reduce our initial cash requirements, we entered into a lease agreement with a special purpose, unaffiliated financing entity that acquired a portion of the facility directly from Consolidated Edison and leased it to our subsidiary. We have guaranteed all payment and performance obligations of our subsidiary under the lease. Another subsidiary provides all operating, maintenance and construction services for the facility. The lease relates to approximately $425 million of the acquisition cost of the facility, which is the amount of debt that would have been recorded on our Consolidated Balance Sheet had the special purpose financing entity not been utilized and conventional debt financing employed. Further, we would have recorded an asset in the same amount.

The lease qualifies as an operating lease for financial reporting purposes while preserving our ownership of the facility for federal and state income tax purposes. The balance of the funds needed to acquire the facility were provided from cash on hand. The initial term of the lease expires on June 20, 2004 and may be extended until June 20, 2009.

Fixed Charges Under Firm Contracts: Our utility subsidiaries have entered into various contracts for gas delivery, storage and supply services. The contracts have remaining terms that cover from one to thirteen years. Certain of these contracts require payment of annual demand charges in the aggregate amount of approximately $500.9 million. We are liable for these payments regardless of the level of service we require from third parties. Such charges are currently recovered from utility customers through the gas adjustment clause.

Legal Matters: From time to time we are subject to various legal proceedings arising out of the ordinary course of our business. Except as described below, we do not consider any of such proceedings to be material to our business or likely to result in a material adverse effect on our results of operations, financial condition and cash flows.

KeySpan, through its subsidiary, formerly known as Roy Kay, Inc., has terminated the employment of the former owners of the Roy Kay companies and commenced a proceeding in the Chancery Division of the Superior Court, Monmouth County, New Jersey (Docket No. Mon. C. 95-01) as a result of the alleged fraudulent acts of the former owners, both before and after the acquisition of the Roy Kay companies in January 2000. KeySpan believes the former owners misstated the financial statements of the Roy Kay companies and certain underlying work-in-progress schedules. KeySpan is seeking damages in excess of $76 million as well as a judicial determination that KeySpan is not required to pay the former owners any further amounts under the terms of the stock purchase agreement entered into in connection with the acquisition of the Roy Kay companies. The causes of action include breach of contract and fiduciary duty, fraud, and violation of the New Jersey Securities Laws. The former owners have filed counterclaims against KeySpan and certain of its subsidiaries, as well as certain of their respective officers, to recover damages they claim to have incurred as a result of, among other things, their alleged improper termination and the alleged fraud on the part of KeySpan in failing to disclose the limitations imposed upon the Roy Kay companies, with respect to the performance of certain services, under the PUHCA . The fraud claims asserted by the former owners include claims under the New Jersey Uniform Securities Law and RICO statutes. We are unable to predict the outcome of these proceedings or what effect, if any, such outcome will have on our financial condition, results of operations or cash flows.

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

In October 1998, the County of Suffolk and the Towns of Huntington and Babylon commenced an action against LIPA, KeySpan, the NYPSC and others in the United States District Court for the Eastern District of New York (the "Huntington Lawsuit"). The Huntington Lawsuit alleges, among other things, that LILCO ratepayers (i) have a property right to receive or share in the alleged capital gain that resulted from the transaction with LIPA (which gain is alleged to be at least $1 billion); and (ii) that LILCO was required to refund to ratepayers the amount of a Shoreham-related deferred tax reserve (alleged to be at least $800 million) carried on the books of LILCO at the consummation of the LIPA Transaction. In December 1998, and again in June 1999, the plaintiffs amended their complaint. The amended complaint contains allegations relating to certain payments LILCO had determined were payable in connection with the KeySpan / LILCO merger to LILCO's Chairman and certain former officers and adds the recipients of the payments as defendants. In June 1999, KeySpan was served with the second amended complaint. On June 16, 2000, KeySpan filed a motion to dismiss the second amended complaint. On August 14, 2000, the Court granted KeySpan's motion and dismissed the plaintiffs' second amended complaint in its entirety. The plaintiffs appealed that decision and on June 1, 2001 the United States Court of Appeals in the Second Circuit denied plaintiff's appeal.

Environmental Matters

Air. With respect to NOx emissions reduction requirements for our existing power plants, we are required to be in compliance with the Phase III reduction requirements of the Ozone Transportation Commission memorandum by May 1, 2003 and we fully expect to achieve such emission reductions on time and in a cost-effective manner. Our expenditures to address emission reduction requirements through the year 2003 are expected to be between $10 million and $15 million.

Water. Additional capital expenditures associated with the renewal of the surface water discharge permits for our power plants may be required by the Department of Environmental Conservation ("DEC"). Until our monitoring obligations are completed and changes to the Environmental Protection Agency regulations under Section 316 of the Clean Water Act are promulgated, the need for and the cost of equipment upgrades cannot be determined.

Land.  Manufactured Gas Plants and Related Facilities

New York Sites. Within the State of New York we have identified 28 manufactured gas plant ("MGP") sites and related facilities which were historically owned or operated by KeySpan subsidiaries or such companies' predecessors. These former sites, some of which are no longer owned by us, have been identified to both the DEC for inclusion on appropriate site inventories and listing with the NYPSC.

We have identified 18 sites associated with the historic operations of KEDNY. Administrative Orders on Consent ("ACO") have been executed with the DEC to address the investigation and remediation activities associated with two of these sites. In 2001, KEDNY filed a complaint for the recovery of its remediation costs in the New York State Supreme Court against the various insurance companies that issued general comprehensive liability policies to KEDNY. The outcome of this proceeding cannot yet be determined. We presently estimate the remaining environmental cleanup activities of these sites will be $88.6 million, which amount has been accrued by us. Expenditures incurred to date by us with respect to MGP-related activities total $19.3 million.

We have identified nine sites associated with the historic operations of KEDLI, six of which are the subject of two separate ACOs which we executed with the DEC in 1999. Field investigations and, in some cases, interim remedial measures, are underway or scheduled to occur at each of these sites under the supervision of the DEC and the New York State Department of Health. Pursuant to a separate ACO also entered into in 1999, we are performing preliminary site assessments at five other sites which were formerly owned by KEDLI.

In January 1998, KEDLI filed a complaint for the recovery of its remediation costs in the New York State Supreme Court against the various insurance companies that issued general comprehensive liability policies to KEDLI. The outcome of this proceeding cannot yet be determined. We presently estimate the remaining environmental cleanup activities of these sites will be $68.3 million, which amount has been accrued by us. Expenditures incurred to date by us with respect to KEDLI MGP-related activities total $15.1 million.

We presently estimate the remaining cost of our New York/Long Island MGP-related environmental cleanup activities will be $156.9 million, which amount has been accrued by us as a reasonable estimate of probable cost for known sites. Expenditures incurred to date by us with respect to these MGP-related activities total $34.4 million.

With respect to remediation costs, the KEDNY rate plan provides, among other things, that if the total cost of investigation and remediation varies from that which is specifically estimated for a site under investigation and/or remediation, then KEDNY will retain or absorb up to 10% of the variation. The KEDLI rate plan also provides for the recovery of investigation and remediation costs but with no consideration of the difference between estimated and actual costs. Under prior rate orders, KEDNY has offset certain monies due to ratepayers against its estimated environmental cleanup costs for MGP sites. At December 31, 2001, we have reflected a regulatory asset of $124.1 million for our New York/Long Island MGP sites.

We are also responsible for environmental obligations associated with the Ravenswood electric generating facility, purchased from Consolidated Edison in 1999, including remediation activities associated with its historic operations and those of the MGP facilities that formerly operated at the site. The extent of our liability does not include liabilities arising from disposal of waste at off-site locations prior to the acquisition closing and any monetary fines arising from Consolidated Edison's pre-closing conduct.

Based on information currently available for environmental contingencies related to the Ravenswood facility acquisition, we have accrued a $5 million liability.

New England Sites. Within the Commonwealth of Massachusetts and the State of New Hampshire, we are aware of 76 former MGP sites and related facilities within the existing or former service territories of KEDNE.

Boston Gas Company, Colonial Gas Company, and Essex Gas Company may have or share responsibility under applicable environmental laws for the remediation of 66 MGP sites and related facilities. A subsidiary of National Grid USA ("National Grid") formerly New England Electric System has assumed responsibility for remediating 11 of these sites, subject to a limited contribution from Boston Gas Company and has provided full indemnification to Boston Gas Company with respect to eight other sites. At this time, there is substantial uncertainty as to whether Boston Gas Company, Colonial Gas Company or Essex Gas Company have or share responsibility for remediating any of these other sites. No notice of responsibility has been issued to us for any of these sites from any governmental environmental authority.

In March 1999, Boston Gas Company and a subsidiary of National Grid filed a complaint for the recovery of remediation costs in the Massachusetts Superior Court against various insurance companies that issued comprehensive general liability policies to National Grid and its predecessors with respect to, among other things, the 11 sites for which Boston Gas Company has agreed to make a limited contribution. The outcome of this proceeding cannot be determined at this time.

We presently estimate the remaining cost of these KEDNE MGP-related environmental cleanup activities will be $36.1 million, which amount has been accrued by us as a reasonable estimate of probable cost for known sites. Expenditures incurred since November 8, 2000 with respect to these MGP-related activities total $7.2 million.

We may have or share responsibility under applicable environmental laws for the remediation of 10 MGP sites and related facilities associated with the historic operations of EnergyNorth. EnergyNorth has received notice of its potential responsibility for contamination at two former MGP sites and, together with other potentially responsible parties, has received notice of potential responsibility for contamination associated with four other sites.

With respect to the Laconia and Nashua sites, EnergyNorth has entered into separate cost sharing agreements with Public Service of New Hampshire ("PSNH") for the Laconia and Nashua sites. Under the agreements PSNH is obligated to indemnify EnergyNorth for future remediation costs, with limited exceptions, at the Laconia site and PSNH will pay EnergyNorth up to $4.8 million toward the costs of the investigation and remediation at the Nashua site. EnergyNorth also has entered into an agreement with the United States Environmental Protection Agency ("EPA") for the contamination from the Nashua site that was allegedly commingled with asbestos at the so-called Nashua River Asbestos Site, adjacent to the Nashua MGP site.

EnergyNorth has filed suit in both the New Hampshire Superior Court and the United States District Court for the District of New Hampshire for recovery of its remediation costs against the various insurance companies that issued comprehensive general liability and excess liability insurance policies to EnergyNorth and its predecessors. Settlements have been reached with some of the carriers and one carrier was dismissed from a Superior Court action on summary judgment. The outcome of the remaining proceedings cannot yet be determined. EnergyNorth has also filed a contribution action in the United States District Court for the District of New Hampshire against an entity it alleges shares liability for the Manchester MGP study and remediation costs.

We presently estimate the remaining cost of EnergyNorth MGP-related environmental cleanup activities will be $17.1 million, which amount has been accrued by us as a reasonable estimate of probable cost for known sites. Expenditures incurred since November 8, 2000 with respect to these MGP-related activities total $2.9 million.

By a rate order issued in May 1990, the Massachusetts Department of Telecommunications and Energy and the New Hampshire Public Utilities Commission provide for the recovery of site investigation and remediation costs, and accordingly, at December 31, 2001, we have reflected a regulatory asset of $59.6 million for the KEDNE MGP sites. As previously mentioned, Colonial Gas Company and Essex Gas Company are not subject to the provisions of SFAS 71 and therefore have recorded no regulatory assets. However, rate plans currently in effect for these subsidiaries provide for the recovery of investigation and remediation costs.

Eastern Enterprises Sites. We are aware of three non-utility sites located in Pennsylvania, Connecticut and Massachusetts associated with former operations of Eastern Enterprises, for which we may have or share environmental remediation responsibility or ongoing maintenance, the principal of which is the former coal tar processing facility in Everett, Massachusetts (the "Facility"). The Facility was formerly owned by Eastern Enterprises and was operated by a predecessor of Honeywell International, Inc. from the early 1900s until 1937 and then by a predecessor of Beazer East, Inc. from 1937 until 1960 when it was shut down. The Facility processed coal tar purchased from Eastern's adjacent by-product coke plant, also shut down in 1960. Eastern, Beazer and Honeywell have entered into an ACO with the Massachusetts Department of Environmental Protection ("DEP") for the investigation and development of a remedial response plan for the Facility. In addition, the Coast Guard has been working with the DEP since July 1998 to bring about a remedial solution that would abate the continuing sheening problem in the adjacent river. Eastern, Beazer and Honeywell have proposed a remedial solution, a major element of which is the utilization of a containment structure with limited dredging. As of yet, however, no agreement has been reached with the regulators as to the appropriate remedial solution.

KeySpan, Honeywell and Beazer East have entered into a cost-sharing agreement under which each company has agreed to pay one-third of the costs of compliance with the consent order, while preserving any claims it may have against the other companies. The companies have completed preliminary remedial measures, including abatement of seepage of materials into the adjacent tidal river. KeySpan also is recovering certain legal defense costs and may be entitled to recover remediation costs from our insurers. We presently estimate the remaining cost of our environmental cleanup activities for the three non-utility sites will be approximately $42.5 million, which amount has been accrued by us a reasonable estimate of probable costs for known sites; however the actual remediation cost for these sites may be substantially higher.

We believe that in the aggregate, the accrued liability for investigation and remediation of the New York and New England MGP sites and related facilities identified above are reasonable estimates of likely cost within a range of reasonable, foreseeable costs. We presently estimate the remaining cost of these MGP- related environmental cleanup activities will be $257.6 million which amount has been accrued by us as a reasonable estimate of probable cost for known sites based upon available data, historical remediation costs of similarly situated companies and management's experience in such matters. We may be required to investigate and, if necessary, remediate each of these, or other currently unknown, former MGP and related facility sites, the cost of which is not presently determinable but may be material to our financial position, results of operations or liquidity. As previously indicated, MGP-related costs may be materially higher, depending upon remediation experience, selected end use for each site, and actual environmental conditions encountered.

Note 9.  Hedging, Derivative Financial Instruments, and Fair Values

Commodity Contracts and Electric Derivative Instruments: From time to time we utilize derivative financial instruments, such as futures, options and swaps, for the purpose of hedging exposure to commodity price risk and to fix the selling price on a portion of our peak electric energy sales.

Houston Exploration utilizes collars, as well as, over- the- counter ("OTC") swaps to hedge future sales prices on a portion of its natural gas production to achieve a more predictable cash flow and reduce its exposure to adverse price fluctuations of natural gas. For any particular collar transaction, the counter party is required to make a payment to Houston Exploration if the settlement price for any settlement period is below the floor price for such transaction, and Houston Exploration is required to make payment to the counter party if the settlement price for any settlement period is above the ceiling price for such transaction. In the swap instruments, Houston Exploration will pay the amount by which the floating variable price (settlement price) exceeds the fixed price and receive the amount by which the settlement price is below the fixed price. As of December 31, 2001, Houston Exploration has hedged approximately 59% of its estimated 2002 yearly production and 14% of its estimated 2003 yearly production. Houston Exploration uses standard New York Mercantile Exchange ("NYMEX") futures prices and published volatility in its Black-Scholes calculation to value its outstanding derivatives. Houston Exploration recorded a benefit of $12.9 million in Revenues for derivative instruments that settled during 2001.

We also employ standard NYMEX gas futures contracts, as well as oil swap derivative contracts to fix the purchase price for a portion of the fuel used at the Ravenswood facility. For these instruments, we will pay the amount by which the floating variable price (settlement price) is below the fixed price and receive the amount by which the settlement price exceeds the fixed price. We use standard NYMEX futures prices to value the gas futures contracts and industry published oil indices for number 6 grade fuel oil to value the oil swap contracts. These contracts extend through 2003. During 2001, we realized a gain of $5.9 million on the settlement of derivative instruments and recorded this gain as a decrease to Fuel and Purchased Power expense.

Our gas and electric marketing subsidiary has fixed rate gas sales contracts and utilizes standard NYMEX futures contracts to lock-in a price for future natural gas purchases. For these contracts, we pay the amount by which the floating variable price (settlement price) is below the fixed price and receive the amount by which the settlement price exceeds the fixed price. This subsidiary uses standard NYMEX futures prices to value its outstanding contracts. During 2001, we realized a gain of $10.2 million on derivatives that settled during 2001 and recorded this gain as a reduction to Purchased Gas for Resale.

We have also engaged in the use of derivative swap instruments to fix the selling price on a portion of our estimated 2002 summer and winter peak electric energy sales from the Ravenswood facility to protect against a potential degradation in market prices. Under these swap agreements, we will receive from a counter party a fixed price per megawatt hour of electricity sold during certain peak hours and pay the counter party the then current floating market price for peak electric supply. We will receive the then current floating market price of peak electric energy when the Ravenswood facility sells electric energy to the NYISO. We also have tolling arrangements with two counter parties under which we have "locked- in" a profit margin on a portion of 2002 summer and winter season sales. Under these arrangements, we will receive from counter parties a fixed margin and will then pay the counter party, on a monthly basis, a variable profit margin from the sale of electric energy. As a result of these hedging arrangements, we have hedged approximately 13% of our estimated 2002 yearly electric sales. We have a stated hedging policy that we will not hedge more than 50% of our daily peak sales. We use NYISO-location zone published indices and standard NYMEX prices to value these outstanding derivatives. During 2001, we realized a gain of $13.6 million on the settlement of certain swap derivative instruments and recorded this gain in Revenues.

We adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. All of our commodity contracts and electric derivative instruments detailed above are cash-flow hedges and qualify for hedge accounting. Periodic changes in market value of derivatives which meet the definition of a cash-flow hedge are recorded as comprehensive income, subject to effectiveness, and then included in net income to match the underlying hedged transactions. The adoption of SFAS 133, and the associated effectiveness testing, did not have a significant effect on the results of operations for 2001.

The following tables set forth selected financial data associated with these derivative financial instruments noted above that were outstanding at December 31, 2001.

                                  Year of     Volumes                                 Fixed         Current        Fair Value
          Type of Contract       Maturity      mmcf       Floor $    Ceiling $      Price $        Price $           ($000)
----------------------------  ------------  -----------  ---------  -----------  -------------  -------------  ------------------
                Gas

Collars                            2002       51,100       3.64         5.36           -         2.56 - 3.22         50,731
Swaps -Short Natural Gas           2002       10,950         -           -            3.01       2.56 - 3.22          2,926
                                   2003       14,600         -           -            3.19           3.18               113
Swaps - Long Natural Gas           2002        8,880         -           -        2.96 - 3.93    2.56 - 3.22         (5,733)
                                   2003        1,570         -           -        3.36 - 3.64    3.12 - 3.41           (350)
----------------------------  ------------  -----------  ---------  -----------  -------------  -------------  ------------------
                                              87,100                                                                 47,687
----------------------------  ------------  -----------  ---------  -----------  -------------  -------------  ------------------


                                Year of     Volumes                                                 Fair Value
         Type of Contract      Maturity     Barrels      Fixed Price $        Current Price $         ($000)
----------------------------  -----------  ---------  -------------------  --------------------  -----------------
                Oil

Swaps - Long Fuel Oil            2002       384,043     20.09 - 29.38          21.22 - 22.72          (776)
                                 2003       225,686     21.01 - 26.72          21.32 -21.81           (274)
----------------------------  -----------  ---------  -------------------  --------------------  -----------------
                                            609,729                                                  (1,050)
----------------------------  -----------  ---------  -------------------  --------------------  -----------------



                              Year of                                                  Current      Estimated          Fair Value
      Type of Contract        Maturity           MWh          Fixed Margin /Price $    Price $       Margin $            ($000)
------------------------  ----------------  ---------------  -----------------------  ----------  ---------------  -----------------
         Electricity

Tolling Arrangements            2002             576,000         10.00 - 26.00            -        3.94 - 10.13            7,640
Swaps                           2002              67,200             54.50              42.35           -                    820
------------------------  ----------------  ---------------  -----------------------  ----------  ---------------  -----------------
                                                 643,200                                                                   8,460
------------------------  ----------------  ---------------  -----------------------  ----------  ---------------  -----------------


Non-firm Gas Sales Derivative Instruments: Utility tariffs applicable to certain large-volume customers permit gas to be sold at prices established monthly within a specified range expressed as a percentage of prevailing alternate fuel oil prices. We use gas swap contracts, with offsetting positions in oil swap contracts of equivalent energy value, with third parties to fix profit margins on specified portions of gas sales to our large-volume market. These derivatives instruments, at this time, do not meet the "effectiveness standards" as prescribed by SFAS 133 and accordingly do not qualify for hedge accounting. Therefore, changes in the market value of these derivatives are included in income currently. During 2001, we realized gains of $3.0 million on the settlement of certain contracts, as well as, $1.9 million in mark-to-market gains, and recorded these gains as a reduction to Purchased Gas for Resale. We use standard NYMEX futures prices to value both the gas and No. 2 grade heating oil swap contracts.

The following table sets forth selected financial data associated with these derivative financial instruments that were outstanding at December 31, 2001.

                                 Year of         Volumes        Volumes                                                 Fair Value
         Type of Contract        Maturity          mmcf         Barrels      Fixed Price $     Current Price $            ($000)
---------------------------  ----------------  ------------  -------------  ---------------  ------------------  -------------------
Swaps - Short Natural Gas          2002              770               -      3.11 - 3.81        2.56 - 2.57              (1,535)
Swaps - Short  Heating Oil         2002                -         448,000     29.42 - 33.15      23.18 - 23.24              3,505
---------------------------  ----------------  ------------  -------------  ---------------  ------------------  -------------------
                                                     770         448,000                                                   1,970
---------------------------  ----------------  ------------  -------------  ---------------  ------------------  -------------------

Firm Gas Sales Derivative Instruments - Regulated Utilities: We utilize derivative financial instruments to "lock-in" the purchase price for a portion of our future natural gas purchases. Our strategy is to minimize fluctuations in firm gas sales prices to our regulated firm gas sales customers in our New York service territory. During 2001, we entered into a number of derivative instruments such as, collars, purchased calls, transformer calls and variable premium contracts. Since these derivative instruments have not been designed as hedges and are being employed to support our gas sales prices to regulated firm gas sales customers, the accounting for these derivative instruments is subject to SFAS 71. Therefore, changes in the market value of these derivatives are recorded as a Regulatory Asset or Regulatory Liability on the Consolidated Balance Sheet. Gains or losses on the settlement of these contracts are initially deferred and then refunded to or collected from our firm gas sales customers during the appropriate winter heating season consistent with regulatory requirements. We use standard NYMEX futures prices to value these instruments.

The following table sets forth selected financial data associated with these derivative financial instruments that were outstanding at December 31, 2001.

                           Year of     Volumes                                                                          Fair Value
      Type of Contract    Maturity      mmcf       Floor $       Ceiling $      Fixed Price $     Current Price $         ($000)
-----------------------  -----------  --------- -------------  --------------  ----------------  -----------------  ----------------
             Gas
Collars                     2002        1,800    4.55 - 5.43    5.70 - 6.20           -             2.56 - 2.57          (4,370)
Call Options                2002        3,900         -              -           4.00 - 5.60        2.56 - 2.57          (3,878)
Variable Premiums           2002        2,400         -              -           3.90 - 6.00        2.56 - 2.57          (2,604)
-----------------------  -----------  --------- -------------  --------------  ----------------  -----------------  ----------------
                                        8,100                                                                           (10,852)
-----------------------  -----------  --------- -------------  --------------  ----------------  -----------------  ----------------


Interest Rate Swaps: We also have interest rate swap agreements in which approximately $1.4 billion of fixed rate debt have effectively been changed to floating rate debt. These swaps extend through 2023, but can be terminated earlier based on certain market and contract conditions. We have entered into these derivative instruments with a number of major financial institutions to reduce credit risk. For the term of the agreements, we will receive the fixed coupon rate associated with these bonds and pay the counter parties a variable interest rate that is reset on a weekly and/or quarterly basis as appropriate. These bonds are fair- value hedges and qualify for hedge accounting. The swap agreements associated with the Medium Term Notes, as displayed in the table below, qualify for "short-cut" hedge accounting treatment under SFAS 133. Under this method, changes in the fair values of the swap instruments are recorded directly against the hedged bonds and have no impact on earnings. These swaps were entered into in October 2001. The fair-value hedge associated with a Gas Facilities Revenue Bond, which was entered into in 1999, does not qualify for "short-cut" accounting treatment. As a result, the fair values of both the bond and swap instrument are measured at least quarterly and the net change in the fair values from period to period are recorded in income. Through the utilization of our interest rate swap agreements, we reduced recorded interest expense by $9.5 million in 2001. Further, we recorded, a benefit of $0.5 million as a result of the fair value measurements. The fair values of these derivative instruments are provided to us by third party appraisers and represent the present value of future cash-flows based on a forward interest rate curve for the life of the derivative instrument. The fair values at December 31, 2001, as indicated in the table below, reflects an assumption of higher interest rates in the future.

The table below summarizes selected financial data associated with these derivative financial instruments that were outstanding at December 31, 2001.

                                                                                                    Average
                                  Maturity Date of       Notional Amount        Fixed Rate       Variable Rate        Fair Value
                     Bond              Swaps                  ($000)             Received             Paid              ($000)
-------------------------------  -------------------  ---------------------  ----------------  -----------------  ------------------
Gas Facilities Revenue Bonds          2024                   90,000                5.540%             2.650%               136
Medium Term Notes                     2010                  500,000                7.625%             4.600%           (21,921)
Medium Term Notes                     2006                  500,000                6.150%             3.900%           (11,567)
Medium Term Notes                     2023                  270,000                8.200%             4.020%           (13,794)
-------------------------------  -------------------  ---------------------  ----------------  -----------------  ------------------
                                                          1,360,000                                                    (47,146)
-------------------------------  -------------------  ---------------------  ----------------  -----------------  ------------------


Additionally, in November 2001, we entered into a swap agreement that effectively converted $270 million of outstanding commercial paper with fixed-rate debt. This swap is a cash-flow hedge and qualifies for hedge accounting under SFAS 133. Periodic changes in the market value of this swap are recorded as comprehensive income, subject to effectiveness, and then included in net income to match the underlying hedged transactions. We recorded additional interest expense associated with this swap of $0.3 million during 2001 and there was no impact on earnings from ineffectiveness. At December 31, 2001, the fair value of this swap, which was reflected as a liability, was $0.4 million.

Weather Derivative: The utility tariffs associated with our New England gas distribution operations do not contain a weather normalization adjustment. As a result, fluctuations from normal weather may have a significant positive or negative effect on the results of these operations. To mitigate the effect of fluctuations from normal weather on our financial position and cash flows, we entered into a weather swap in October 2001. This derivative hedged approximately 15% of our weather related risk for the November 2001 - March 2002 winter season. Since weather in New England was warmer than normal in the fourth quarter of 2001, we recorded a gain of $1.4 million in Other Income in 2001. Although weather derivatives are outside the scope of SFAS 133, these derivatives are essentially marked to market, at least quarterly, with changes in fair valve included in earnings currently. In January 2002, we settled all our remaining weather derivatives and recorded a gain of $0.3 million in Other Income.

We are exposed to credit risk in the event of nonperformance by counter parties to derivative contracts, as well as nonperformance by the counter parties of the transactions hedged against. We believe that the credit risk related to the above noted contracts is no greater than that associated with the primary contracts which they hedge, as these contracts are with major investment grade financial institutions, and that elimination of the price risk lowers overall business risk.

Fair Values of Long-Term Debt

                        Fair Value                                                          (In Thousands of Dollars)

                                                                 2001                          2000
----------------------------------------------------  ---------------------------   -------------------------
First Mortgage Bonds                                  $                   182,666   $                 185,418
Notes                                                                   3,076,455                   2,482,436
Gas Facilities Revenue Bonds                                              630,845                     672,815
Authority Financing Notes                                                  66,005                      66,005
Promissory Notes                                                          617,933                     598,769
----------------------------------------------------  ---------------------------   -------------------------
                                                      $                 4,573,904   $               4,005,443
----------------------------------------------------  ---------------------------   -------------------------

                        Carrying Amount                                                     (In Thousands of Dollars)

                                                                 2001                         2000
----------------------------------------------------  ---------------------------   -------------------------
First Mortgage Bonds                                  $                   179,122   $                 179,872
Notes                                                                   2,985,000                   2,360,000
Gas Facilities Revenue Bonds                                              648,500                     648,500
Authority Financing Notes                                                  66,005                      66,005
Promissory Notes                                                          602,427                     602,427
----------------------------------------------------  ---------------------------   -------------------------
                                                      $                 4,481,054   $               3,856,804
----------------------------------------------------  ---------------------------   -------------------------



Our subsidiary debt is carried at an amount approximately fair value because interest rates are based on current market rates. All other financial instruments included in the Consolidated Balance Sheet are stated at amounts that approximate fair values.

Note 10.  Discontinued Operations

On November 8, 2000, we acquired Midland Enterprises ("Midland"), a marine transportation subsidiary, as part of the Eastern transaction. We were ordered by the SEC to sell this subsidiary by November 8, 2003 because its operations are not functionally related to our core utility operations. On January 24, 2002, we announced an agreement to sell Midland to Ingram Industries Inc., which is expected to close by the second quarter of 2002, subject to receipt of applicable regulatory approvals. The sale of Midland represents the disposal of a business segment pursuant to Accounting Principles Board ("APB") Opinion No.
30. Accordingly, the results of Midland have been classified as discontinued operations, and prior periods have also been reclassified.

Discontinued operations for the year ended December 31, 2001 includes an anticipated $30.4 million after-tax loss on the sale of Midland based on the expected proceeds and estimated income for the first two quarters of 2002. Proceeds from the transaction are subject to purchase price and post closing adjustments, and may be used to pay-down a portion of outstanding debt.

The following is selected financial information for Midland Enterprises for the year ended December 31, 2001 and for the period November 8, 2000 through December 31, 2000 :

                                                                                                           (In Thousands of Dollars)
                                                                                                           -------------------------

                                                                               2001                              2000
------------------------------------------------------------------  ----------------------        -------------------------
Revenues                                                            $              266,792        $                  40,788
Pretax income (loss)                                                                18,489                           (2,970)
Income tax (expense) benefit                                                        (7,571)                           1,027
------------------------------------------------------------------  ----------------------        -------------------------
Income (loss) from discontinued operations                                          10,918                           (1,943)
------------------------------------------------------------------  ----------------------        -------------------------
Estimated book gain on disposal                                                     44,580                                -
Tax expense associated with disposal                                               (74,936)                               -
------------------------------------------------------------------  ----------------------        -------------------------
Estimated loss on disposal                                                         (30,356)                               -
------------------------------------------------------------------  ----------------------        -------------------------
Loss from discontinued operations                                   $              (19,438)       $                  (1,943)
------------------------------------------------------------------  ----------------------        -------------------------


Assets and liabilities of the discontinued operations are as follows:

                                                                                                      (In Thousands of Dollars)
                                                                                                      -------------------------

                                                                    2001                                2000
-------------------------------------------------------  ---------------------------   ---------------------------
Current assets                                           $              139,522   $                   117,199
Property, plant and equipment, net                                      316,626                       328,321
Long-term assets                                                         35,233                        34,516
Current liabilities                                                     (58,835)                      (54,084)
Long-term liabilities                                                  (241,491)                     (241,916)
-------------------------------------------------------  ---------------------------   ---------------------------
Net assets of discontinued operations                    $              191,055   $                   184,036
-------------------------------------------------------  ---------------------------   ---------------------------

Note 11.  Roy Kay Operations

During 2001 we undertook a complete evaluation of the strategy, operating controls and organizational structure of the Roy Kay companies - plumbing, mechanical, electrical and general contracting companies acquired by us in January 2000. We decided to discontinue the general contracting business conducted by these companies based upon our view that the general contracting business is not a core competency of these companies. Certain remaining activities engaged in by the Roy Kay companies will be integrated with those of other KeySpan energy-related businesses. We will complete the construction projects entered into by the former Roy Kay companies and, as a result, their operations will continue to be consolidated in our Consolidated Financial Statements until such time as those contracts have been completed. We currently estimate that these contracts will be completed in 2002. For the year ended December 31, 2001, the Roy Kay companies incurred an after-tax loss of $95.0 million ($137.8 million pre-tax) reflecting: (i) unanticipated costs to complete work on certain construction projects; (ii) the impact of inaccuracies in the books of these companies relating to their overall financial and operational performance, (iii) discontinuance costs of the general contracting activities of those companies, including the write-off of goodwill, and certain accounts and retainage receivables; and (iv) operating losses. For the year ended December 31, 2001 and December 31, 2000, the Roy Kay companies recorded a pre-tax loss of $137.8 million and pre-tax earnings of $1.3 million, respectively. KeySpan and the former Roy Kay companies are currently engaged in litigation relating to the termination of the former owners, as well as other matters relating to the acquisition of the Roy Kay companies. (See Note 8 "Contractual Obligations and Contingencies" - legal matters.)

Note 12. Class Action Settlement

During 2001, we reversed a previously recorded loss provision regarding certain pending rate refund issues relating to the 1989 RICO class action settlement. This adjustment resulted from a favorable United States Court of Appeals ruling received on September 28, 2001, overturning a lower court decision, and resulted in a positive pre-tax adjustment to earnings of $33.5 million, or $20.1 million after-tax. This adjustment has been reflected as a $22.0 million reduction to Operation and Maintenance expense and a reduction of $11.5 million to Interest Expense on the Consolidated Statement of Income.

Note 13. KeySpan Gas East Corporation Summary Financial Data

KEDLI is a wholly owned subsidiary of KeySpan. KEDLI was formed on May 7, 1998 and on May 28, 1998 acquired substantially all of the assets related to the gas distribution business of LILCO. KEDLI provides gas distribution services to customers in the Long Island counties of Nassau and Suffolk and the Rockaway peninsula of Queens county. KEDLI established a program for the issuance, from time to time, of up to $600 million aggregate principal amount of Medium-Term Notes, which will be fully and unconditionally guaranteed by us. On February 1, 2000, KEDLI issued $400 million of 7.875% Medium- Term Notes due 2010. In January 2001, KEDLI issued an additional $125 million of Medium- Term Notes at 6.9% due January 15, 2008. These notes are also guaranteed by us. The following condensed financial statements are required to be disclosed by SEC regulations and represent those of KEDLI and KeySpan as guarantor of the Medium- Term Notes.

Statement of Income
                                                                                                           (In Thousands of Dollars)
------------------------------------------------------------------------------------------------------------------------------------
                       Year Ended December 31, 2001                                   Year Ended December 31, 2000
---------------------  -------------------------------------------------------------------------------------------------------------
                         Guarantor    KEDLI     Eliminations    Consolidated   Guarantor      KEDLI    Eliminations     Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Revenues               $5,743,422  $ 889,693   $           -  $ 6,633,115  $   4,285,737  $  794,965 $            -  $    5,080,702
                       ----------  ---------  --------------  -----------  -------------  ---------- --------------  --------------
Operating Expenses
Purchased gas           1,706,333    464,780               -    2,171,113      1,000,593     408,087              -       1,408,680
Fuel and purchased
  power                   538,532          -               -      538,532        460,841           -              -         460,841
Operations and
      maintenance       2,069,653     45,106               -    2,114,759      1,597,131     127,780              -       1,724,911
Intercompany expense      (87,738)    87,738               -            -        (10,718)     10,718              -               -
Depreciation and
      amortization        502,864     56,274               -      559,138        284,905      46,017              -         330,922
Operating taxes           357,720     91,204               -      448,924        329,252      92,684              -         421,936
                       ----------  ---------  --------------  -----------  -------------  ---------- --------------  --------------
Total Operating
Expenses                5,087,364    745,102               -    5,832,466      3,662,004     685,286              -       4,347,290
                       ----------  ---------  --------------  -----------  -------------  ---------- --------------  --------------
Operating Income          656,058    144,591               -      800,649        623,733     109,679              -         733,412
Other Income and
     (Deductions)          22,566      9,721    (25,081)            7,206         13,388        (707)      (24,767)         (12,086)
                       ----------  ---------  --------------  -----------  -------------  ---------- --------------  --------------
Income (Loss) before
  interest charges and
  income taxes            678,624    154,312    (25,081)          807,855        637,121     108,972       (24,767)         721,326
Interest Expense          313,345     65,206    (25,081)          353,470        172,425      53,656       (24,767)         201,314
Income Taxes              182,374     28,319        -             210,693        198,900      18,362              -         217,262
                       ----------  ---------  --------------  -----------  -------------  ---------- --------------  --------------
Earnings from
Continuing Operations    $182,905    $60,787   $           -     $243,692       $265,796     $36,954 $            -        $302,750

-----------------------------------------------------------------------------------------------------------------------------------

                                                                                       (In Thousands of Dollars)
----------------------------------------------------------------------------------------------------------------
                                                          Year Ended December 31, 1999
------------------------------  --------------------------------------------------------------------------------
                                    Guarantor             KEDLI            Eliminations         Consolidated
------------------------------  ------------------  ------------------  ------------------  --------------------
Revenues                        $        2,317,525  $          637,088        $          -  $          2,954,613
                                ------------------  ------------------  ------------------  --------------------
Operating Expenses
Purchased gas                              459,508             284,924                   -               744,432
Fuel and purchased power                    17,252                   -                   -                17,252
Operations and
   maintenance                             981,331             109,835                   -             1,091,166
Intercompany expense                       (10,793)             10,793                   -                     -
Depreciation and
    amortization                           220,639              32,801                   -               253,440
Operating taxes                            282,521              83,633                   -               366,154
                                ------------------  ------------------  ------------------  --------------------
Total Operating Expenses                 1,950,458             521,986                   -             2,472,444
                                ------------------  ------------------  ------------------  --------------------
Operating Income                           367,067             115,102                   -               482,169
Other Income and
(Deductions)                                96,884                 159             (50,488)               46,555
                                ------------------  ------------------  ------------------  --------------------
Income (Loss) before
  interest charges and
  income taxes                             463,951             115,261             (50,488)              528,724
Interest Expense                           133,751              50,488             (50,488)              133,751
Income Taxes                               113,106              23,256                   -               136,362
                                ------------------  ------------------  ------------------  --------------------
Earnings From
Continuing Operations           $          217,094  $           41,517                   -  $            258,611

----------------------------------------------------------------------------------------------------------------


Balance Sheet                                                                                       (In Thousands of dollars)
                              December 31, 2001                                      December 31, 2000
-----------------------------------------------------------------------------------------------------------------------------------


                              Guarantor      KEDLI      Eliminations  Consolidated   Guarantor    KEDLI   Eliminations  Consolidated
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash and temporary cash
    investments            $   159,252  $         -  $          -  $   159,252   $    83,329  $        -  $          -  $    83,329
  Accounts receivable, net   1,540,082      233,013     (500,496)    1,272,599     1,991,904     277,632     (558,222)    1,711,314
  Other current assets         454,319      112,317             -      566,636       442,660      93,842             -      536,502
                           -----------  -----------  ------------  -----------   -----------  ----------  ------------  -----------
                             2,153,653      345,330     (500,496)    1,998,487     2,517,893     371,474     (558,222)    2,331,145
                           -----------  -----------  ------------  -----------   -----------  ----------  ------------  -----------

Investment Held for
  Disposal                     191,055            -             -      191,055       184,036           -             -      184,036
Equity Investments             756,111            -     (532,862)      223,249       732,058           -      (532,862)     199,196
                           -----------  -----------  ------------  -----------   -----------  ----------  ------------  -----------
Property
  Gas                        4,074,894    1,629,963             -    5,704,857     3,845,803   1,500,996             -    5,346,799
  Other                      4,231,262            -             -    4,231,262     3,596,818           -             -    3,596,818
  Accumulated depreciation
    and depletion           (3,035,788)    (294,400)                (3,330,188)   (2,645,381)   (268,260)                (2,913,641)
                           -----------  -----------  ------------  -----------   -----------  ----------  ------------  -----------
                             5,270,368    1,335,563             -    6,605,931     4,797,240   1,232,736             -    6,029,976
                           -----------  -----------  ------------  -----------   -----------  ----------  ------------  -----------

Deferred Charges             2,571,029      199,855             -    2,770,884     2,355,985     207,127             -    2,563,112
                           -----------  -----------  ------------  -----------   -----------  ----------  ------------  -----------

                           -----------  -----------  ------------  -----------   -----------  ----------  ------------  -----------
Total Assets               $10,942,216  $ 1,880,748  $(1,033,358)  $11,789,606   $10,587,212  $1,811,337  $(1,091,084)  $11,307,465
                           ===========  ===========  ============  ===========   ===========  ==========  ============  ===========

LIABILITIES AND
CAPITALIZATION
Current Liabilities

  Accounts payable and
    accrued expenses      $    975,873  $   115,557  $          -  $ 1,091,430    $ 1,268,147  $  196,537  $          -  $ 1,464,684
  Notes payable              1,048,450            -             -    1,048,450      1,300,237           -             -    1,300,237
  Other current
    liabilities                220,985       23,844             -      244,829        218,767      20,407             -      239,174
                          ------------  -----------  ------------  -----------    -----------  ----------  ------------  -----------
                             2,245,308      139,401             -    2,384,709      2,787,151     216,944             -    3,004,095
                          ------------  -----------  ------------  -----------    -----------  ----------  ------------  -----------
Intercompany Accounts
  Payable                            -      324,592     (324,592)            -              -     382,318     (382,318)            -
                          ------------  -----------  ------------  -----------    -----------  ----------  ------------  -----------

Deferred Credits and Other
    Liabilities
  Deferred income tax          593,300        4,772             -      598,072        400,674    (26,094)             -      374,580
  Other deferred credits
    and liabilities            841,662      100,452             -      942,114        658,149     112,239             -      770,388
                          ------------  -----------  ------------  -----------    -----------  ----------  ------------  -----------
                             1,434,962      105,224             -    1,540,186      1,058,823      86,145             -    1,144,968
                          ------------  -----------  ------------  -----------    -----------  ----------  ------------  -----------
Capitalization
  Common shareholders'
    equity                   2,812,837      610,627     (532,862)    2,890,602      2,798,652     550,026     (532,862)    2,815,816
  Preferred stock               84,077            -             -       84,077         84,205           -             -       84,205
  Long-term debt             4,172,649      700,904     (175,904)    4,697,649      3,716,441     575,904     (175,904)    4,116,441
                          ------------  -----------  ------------  -----------    -----------  ----------  ------------  -----------
Total Capitalization         7,069,563    1,311,531     (708,766)    7,672,328      6,599,298   1,125,930     (708,766)    7,016,462
                          ------------  -----------  ------------  -----------    -----------  ----------  ------------  -----------

Minority Interest in
  Subsidiary Companies         192,383            -             -      192,383        141,940           -             -      141,940
                          ------------  -----------  ------------  -----------    -----------  ----------  ------------  -----------
Total Liabilities and
  Capitalization          $ 10,942,216  $ 1,880,748  $(1,033,358)  $11,789,606    $10,587,212  $1,811,337  $(1,091,084)  $11,307,465
                          ============  ===========  ============  ===========    ===========  ==========  ============  ===========


Statement of Cash Flows
                                                                                                          (In Thousands of dollars)
------------------------------------------  ----------------------------------------------  ----------------------------------------
                                                  Year Ended December 31, 2001                   Year Ended December 31, 2000
                                            ----------------------------------------------------------------------------------------
                                              Guarantor       KEDLI        Consolidated      Guarantor       KEDLI      Consolidated
                                            ----------------------------------------------------------------------------------------
Operating Activities
Net Cash Provided by Operating Activities   $   825,887  $     64,294  $      890,181  $       325,988  $   112,738  $      438,726
                                            ----------------------------------------------------------------------------------------
Investing Activities
   Capital expenditures                        (928,191)     (131,568)     (1,059,759)        (518,058)    (114,977)       (633,035)
   Other                                         18,452             -          18,452       (2,238,775)           -      (2,238,775)
                                            ----------------------------------------------------------------------------------------
Net Cash (Used in) Investing Activities        (909,739)     (131,568)     (1,041,307)      (2,756,833)    (114,977)     (2,871,810)
                                            ----------------------------------------------------------------------------------------
Financing Activities
   Treasury stock issued (purchased)             88,786             -          88,786           72,289            -          72,289
   Receipt/payment of dividends                       -             -               -          125,000     (125,000)              -
   Redemption of preferred stock                      -             -               -         (363,000)           -        (363,000)
   Issuance (payment) of debt, net              251,919       125,000         376,919        2,633,962      400,000       3,033,962
   Debt received (paid)                               -             -               -          397,000     (397,000)              -
   Common and preferred stock dividends paid   (251,502)            -        (251,502)        (260,001)           -        (260,001)
   Settlement of interest  rate lock and other   12,846             -          12,846          (95,439)           -         (95,439)
   Net intercompany accounts payable             57,726       (57,726)              -         (124,239)     124,239               -
                                            ----------------------------------------------------------------------------------------
Net Cash Provided by
   (Used in) Financing Activities               159,775        67,274         227,049        2,385,572        2,239       2,387,811
                                            ----------------------------------------------------------------------------------------
Net (Decrease) Increase
   in Cash and Cash Equivalents             $    75,923   $         -  $       75,923  $       (45,273)  $        -  $      (45,273)
                                            ========================================================================================
Cash and Cash Equivalents
    at Beginning of Period                  $    83,329   $         -  $       83,329  $       128,602   $        -  $      128,602
Net (Decrease) Increase
    in Cash and Cash Equivalents            $    75,923   $         -  $       75,923  $       (45,273)  $        -  $      (45,273)
                                            ----------------------------------------------------------------------------------------
Cash and Cash Equivalents
    at End of Period                        $   159,252   $         -  $      159,252  $        83,329   $        -  $       83,329
                                            ========================================================================================

                                                                (In Thousands of dollars)
                                                    --------------------------------------
                                                      Year Ended December 31, 1999
                                                    --------------------------------------
                                                     Guarantor       KEDLI    Consolidated
                                                    --------------------------------------
Operating Activities
Net Cash Provided by Operating Activities           $  564,109  $    24,896  $     589,005
                                                    ---------------------------------------
Investing Activities
   Capital expenditures                               (569,838)    (102,007)      (671,845)
   Other                                               (23,819)           -        (23,819)
                                                    ---------------------------------------
Net Cash (Used in) Investing Activities               (593,657)    (102,007)      (695,664)
                                                    ---------------------------------------
Financing Activities
   Treasury stock issued (purchased)                  (299,243)           -       (299,243)
   Receipt/payment of dividends                              -            -              -
   Redemption of preferred stock                             -            -              -
   Issuance (payment) of debt, net                    (131,527)           -       (131,527)
   Debt received (paid)                                      -            -              -
   Common and preferred stock dividends paid          (284,327)           -       (284,327)
   Settlement of interest  rate lock and other           7,582            -          7,582
   Net intercompany accounts payable                   (77,111)      77,111              -
                                                    ---------------------------------------
Net Cash Provided by
   (Used in) Financing Activities                     (784,626)      77,111       (707,515)
                                                    ---------------------------------------
Net (Decrease) Increase
   in Cash and Cash Equivalents                     $ (814,174) $         -  $    (814,174)
                                                    =======================================
Cash and Cash Equivalents
    at Beginning of Period                          $  942,776  $         -  $     942,776
Net (Decrease) Increase
    in Cash and Cash Equivalents                    $ (814,174  $         -  $    (814,174)
                                                    ---------------------------------------
Cash and Cash Equivalents
    at End of Period                                $  128,602 $          -  $     128,602
                                                    =======================================

Note 14. Eastern/EnergyNorth Acquisition

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

The transactions have been accounted for using the purchase method of accounting for business combinations. Accordingly, the accompanying Consolidated Statement of Income includes Eastern and ENI results commencing November 8, 2000. The purchase price was allocated to the net assets acquired based upon their fair value. The historical cost basis of Eastern's and ENI's assets and liabilities, with minor exceptions, was determined to represent the fair value due to the existence of regulatory-approved rate plans based upon the recovery of historical costs and a fair return thereon. The excess of the purchase price over the fair value of the net assets acquired was approximately $1.5 billion and was recorded as goodwill.

The following is the comparative unaudited proforma condensed financial information for the years ended December 31, 2000 and 1999. The proforma disclosures reflect the results of the operations of Eastern and ENI as if our acquisitions were consummated on the first day of the reporting periods.


                         Year Ended                          Year Ended
                     December 31, 2000                  December 31, 1999
-------------------------------------------------------------------------
                      (In Thousands of Dollars, Except Per Share Amounts)

Revenues                 6,130,158                              4,058,178
Operating Income           671,081                                568,754
Net Income                 114,393                                174,923
-------------------------------------------------------------------------
Earnings Per Share           $0.71                                  $1.01
-------------------------------------------------------------------------

Included in the 2000 proforma earnings, are merger related costs of $76.0 million, after-tax, recorded by Eastern and ENI in connection with our acquisition of these companies. Excluding these costs, proforma earnings per share for the year ended December 31, 2000 were $1.27. These proforma results may not be indicative of future results. Further, the consolidated proforma results for 2000 and 1999 do not take into account: (i) continued gas sales growth throughout our service territories, especially on Long Island and in New England; (ii) earnings enhancement from our gas exploration and production operations; and (iii) the continued successful integration of acquired companies providing energy-related services within our Energy Services segment.

Note 15.   Workforce Reduction Programs

As a result of the Eastern acquisition, we implemented early retirement and severance programs in an effort to reduce our workforce. In 2000, we recorded a $22.7 million liability associated with these programs. During the year ended December 31, 2001 we reduced this liability by $4.1 million as a result of lower than anticipated costs per employee and recorded a corresponding reduction to

Goodwill. This severance program is targeted to reduce the workforce by 500 employees and will continue through 2002. At December 31, 2001 we paid $10.1 million for these programs and had a remaining liability of $8.5 million.

Note 16.  Shareholder Rights Plan

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

Note 17. Supplemental Gas and Oil Disclosures (Unaudited)

This information includes amounts attributable to 100% of Houston Exploration and KeySpan Exploration and Production, LLC at December 31, 2001. Shareholders other than KeySpan had a minority interest of approximately 33% in Houston Exploration at December 31, 2001 and a 30% minority interest in 2000. Gas and oil operations, and reserves, were located in the United States in all years.

Capitalized Costs Relating To Gas and Oil Producing Activities
-----------------------------------------------------------------------  ----------------------------  ---------------------------
At December 31,                                                                      2001                         2000
-----------------------------------------------------------------------  ----------------------------  ---------------------------
                                                                                         (In Thousands of Dollars)
Unproved properties not being amortized                                  $                    195,478  $                   166,478
Properties being amortized - productive and nonproductive                                   1,575,131                    1,235,438
-----------------------------------------------------------------------  ----------------------------  ---------------------------
Total capitalized costs                                                                     1,770,609                    1,401,916
Accumulated depletion                                                                        (796,722)                    (577,240)
-----------------------------------------------------------------------  ----------------------------  ---------------------------
Net capitalized costs                                                    $                    973,887  $                   824,676
-----------------------------------------------------------------------  ----------------------------  ---------------------------

The following is a break-out of the costs which are excluded from the amortization calculation as of December 31, 2001, by year of acquisition: 2001- $75.5 million , 2000 - $33.2 million and prior years $86.7 million. We cannot accurately predict when these costs will be included in the amortization base, but it is expected that these costs will be evaluated within the next five years.

Costs Incurred in Property Acquisition, Exploration and Development Activities

Year Ended December 31,                            2001                       2000                        1999
--------------------------------------  --------------------------  -------------------------  --------------------------
                                                                    (In Thousands of Dollars)
Acquisition of properties-
     Unproved properties                $                   31,718  $                   7,992  $                   13,107
     Proved properties                                      85,435                     40,960                      42,573
Exploration                                                 74,497                     70,511                      39,649
Development                                                191,927                    111,078                      87,965
--------------------------------------  --------------------------  -------------------------  --------------------------
Total costs incurred                    $                  383,577  $                 230,541  $                  183,294
--------------------------------------  --------------------------  -------------------------  --------------------------

Results of Operations from Gas and Oil Producing Activities*
------------------------------------------------------------

Year Ended December 31,                                        2001                   2000                   1999
--------------------------------------------------------  ----------------  ----------------------  ---------------------
                                                                           (In Thousands of Dollars)
Revenues                                              $            398,089  $              274,209  $             150,581
--------------------------------------------------------  ----------------  ----------------------  ---------------------
Production and lifting costs                                        26,179                  36,929                 23,851
Depletion                                                          174,249                  95,364                 74,051
--------------------------------------------------------  ----------------  ----------------------  ---------------------
Total expenses                                                     200,428                 132,293                 97,902
--------------------------------------------------------  ----------------  ----------------------  ---------------------
Income before taxes                                                197,661                 141,916                 52,679
Income taxes                                                        68,081                  48,790                 17,477
--------------------------------------------------------  ----------------  ----------------------  ---------------------
Results of operations                                 $            129,580  $               93,126  $              35,202
--------------------------------------------------------  ----------------  ----------------------  ---------------------

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

Reserve Quantity Information Natural Gas (MMcf)
-----------------------------------------------

At December 31,                                      2001                        2000                       1999
----------------------------------------------  ------------------  --------------------------  -------------------------
Proved reserves
     Beginning of year                                     545,858                     534,306                    470,447
     Revisions of previous estimates                       (39,994)                      4,479                     45,510
     Extensions and discoveries                             86,401                      77,645                     70,741
     Production                                            (90,754)                    (78,493)                   (69,679)
     Purchases of reserves in place                         84,148                       7,921                     20,779
     Sales of reserves in place                                  -                           -                     (3,492)
----------------------------------------------  ------------------  --------------------------  -------------------------
Proved reserves-
     End of year (1)                                       585,659                     545,858                    534,306
----------------------------------------------  ------------------  --------------------------  -------------------------
Proved developed reserves-
     Beginning of year                                     431,536                     399,482                    369,931
----------------------------------------------  ------------------  --------------------------  -------------------------
     End of year (2)                                       448,921                     431,536                    399,482
----------------------------------------------  ------------------  --------------------------  -------------------------

(1) Includes minority interest of 188,077; 167,730 and 189,427; in 2001, 2000, and 1999, respectively. (2) Includes minority interest of 148,593; 133,271; and 143,043; in 2001, 2000, and 1999, respectively.


Crude Oil, Condensate and Natural Gas Liquids (MBbls)
-----------------------------------------------------

At December 31,                                         2001                        2000                        1999
-------------------------------------------  ---------------------------  -------------------------  --------------------------
Proved reserves
     Beginning of year                                             7,912                      3,136                       1,650
     Revisions of previous estimates                                (289)                       108                         237
     Extensions and discoveries                                    3,061                      4,326                       1,574
     Production                                                     (536)                      (320)                       (258)
     Purchases of reserves in place                                  115                        662                           2
     Sales of reserves in place                                      (29)                         -                         (69)
-------------------------------------------  ---------------------------  -------------------------  --------------------------
Proved reserves-
     End of year (1)                                              10,234                      7,912                       3,136
-------------------------------------------  ---------------------------  -------------------------  --------------------------
Proved developed reserves-
     Beginning of year                                             2,126                      2,059                       1,498
-------------------------------------------  ---------------------------  -------------------------  --------------------------
     End of year (2)                                               2,479                      2,126                       2,059
-------------------------------------------  ---------------------------  -------------------------  --------------------------

(1) Includes minority interest of 2,186; 1,695; and 890; in 2001,2000, and 1999, respectively. (2) Includes minority interest of 821; 573; and 647 in 2001,2000, and 1999, respectively.

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


Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Gas and Oil Reserves
------------------------------------------------------------------------------------------------
At December 31,                                                                    2001                         2000
---------------------------------------------------------------------  -----------------------------  -------------------------
                                                                                        (In Thousands of Dollars)
Future cash flows                                                      $                   1,580,077  $               5,415,587
Future costs -
     Production                                                                             (316,421)                  (558,384)
     Development                                                                            (227,158)                  (182,242)
---------------------------------------------------------------------  -----------------------------  -------------------------
Future net inflows before income tax                                                       1,036,498                  4,674,961
Future income taxes                                                                         (221,324)                (1,299,965)
---------------------------------------------------------------------  -----------------------------  -------------------------
Future net cash flows                                                                        815,174                  3,374,996
10% discount factor                                                                         (228,988)                (1,209,237)
---------------------------------------------------------------------  -----------------------------  -------------------------
Standardized measure of discounted future net cash flows (1)           $                     586,186  $               2,165,759
---------------------------------------------------------------------  -----------------------------  -------------------------

(1) Includes minority interest of 182,555 and 653,046 in 2001 and 2000, respectively.


Changes in Standardized Measure of Discounted Future Net Cash Flows from Proved Reserve Quantities
--------------------------------------------------------------------------------------------------
Year Ended December 31,                                            2001                     2000                       1999
-------------------------------------------------------  -----------------------  -----------------------  -------------------------
                                                                                  (In Thousands of Dollars)
Standardized measure -
     beginning of year                                   $           2,165,759  $               480,632  $                  396,060
Sales and transfers, net of production costs                          (359,163)                (240,702)                   (126,730)
Net change in sales and transfer prices,
     net of production costs                                        (2,250,252)               2,142,932                      47,330
Extensions and discoveries and improved
     recovery, net of related costs                                    117,326                  472,658                     106,076
Changes in estimated future development costs                          (23,395)                 (38,839)                    (25,730)
Development costs incurred during the period
     that reduced future development costs                              75,652                   77,197                      40,563
Revisions of quantity estimates                                        (52,928)                  24,650                      51,375
Accretion of discount                                                  293,581                   54,460                      41,293
Net change in income taxes                                             666,373                 (706,074)                    (47,097)
Net purchases of reserves in place                                      51,674                   23,118                      19,018
Sales of reserves in place                                                (133)                       -                           -
Changes in production rates (timing) and other                         (98,308)                (124,273)                    (21,526)
------------------------------------------------------   ---------------------  -----------------------  --------------------------
Standardized measure -
     end of year                                         $             586,186  $             2,165,759  $                  480,632
------------------------------------------------------   ---------------------  -----------------------  --------------------------

Average Sales Prices and Production Costs Per Unit
--------------------------------------------------

Year Ended December 31,                                                    2001                    2000                 1999
---------------------------------------------------------------  ------------------------  --------------------  -------------------
Average sales price*
  Natural gas ($/MCF)                                                            4.09                  3.97                 2.14
  Oil, condensate and natural gas liquid ($/Bbl)                                23.09                 27.29                16.41
  Production cost per equivalent MCF ($)                                         0.28                  0.55                 0.26
---------------------------------------------------------------  ------------------------  --------------------  -------------------

*Represents the cash price received which excludes the effect of any hedging transactions.


Acreage
-------
At December 31, 2001                          Gross                  Net
--------------------------------------  ------------------  -------------------
Producing                                   392,419               264,072
Undeveloped                                 303,357               274,711
--------------------------------------  ------------------  -------------------


Number of Producing Wells
-------------------------

At December 31, 2001             Gross                   Net
-----------------------  ----------------------  -----------------------
Gas Wells                        1,550                 1,086.6
Oil Wells                          6                     4.9
-----------------------  ----------------------  -----------------------


Drilling Activity (Net)
-----------------------

Year Ended December 31,                 2001                                2000                                  1999
-------------------------  -------------------------------  ---------------------------------  -------------------------------------
                            Producing    Dry     Total          Producing   Dry     Total          Producing      Dry     Total
                            ---------    ---     -----          ---------   ---     -----          ---------      ---     -----
Net developmental wells        51.9     10.2      62.1             40.4     4.4     44.8              29.7        3.1      32.8
Net exploratory wells          5.3       4.3      9.6              5.1      1.7      6.8              2.9         1.0      3.9


Wells in Process
----------------

At December 31, 2001              Gross                       Net
------------------------  ---------------------  -----------------------------
Exploratory                         -                          -
Developmental                       6                         4.3
------------------------  ---------------------  -----------------------------

Note 18.  Summary of Quarterly Information (Unaudited)

The following is a table of financial data for each quarter of KeySpan's year ended December 31, 2001.

                                                                     (In Thousands of Dollars, Except Per Share Amounts)

                                                   Quarter Ended         Quarter Ended           Quarter Ended         Quarter Ended
                                                      3/31/01             6/30/01 (a)             9/30/01 (b)           12/31/01 (c)
------------------------------------------------------------------------------------------------------------------------------------
Operating revenues                                  2,575,088              1,339,302              1,102,439               1,616,286
Earnings before interest and taxes                    462,104                 85,224                 49,792                 210,735
Earnings (loss) from continuing operations            222,638                (11,893)               (38,900)                 65,943
Earnings (loss) from discontinued operations              661                  3,892                  2,253                 (26,244)
Earnings (loss) for common stock                      223,299                 (8,001)               (36,647)                 39,699
Basic earnings per common stock from
   continuing operations  (d)                           1.63                  (0.09)                 (0.28)                   0.48
Basic earnings per common stock from
  discontinued operations  (d)                              -                  0.03                   0.02                   (0.19)
Basic earnings per common stock (d)                     1.63                  (0.06)                 (0.26)                   0.29
Diluted earnings per common stock (d)                   1.61                  (0.06)                 (0.26)                   0.28
------------------------------------------------------------------------------------------------------------------------------------
Dividends declared                                      0.445                  0.445                  0.445                   0.445
------------------------------------------------------------------------------------------------------------------------------------



(a) Reflects costs to complete work on certain construction projects, as well as, operating losses of the Roy Kay Companies of $35.6 million after-tax.

(b) Reflects the reversal of a previously recorded loss provision regarding certain pending rate refund issues of $20.1 million after-tax. Also includes losses incurred by the Roy Kay Companies of $56.6 million after-tax related to the discontinuance of the general contracting activities of these companies.

(c)Reflects an after-tax non-cash impairment charge of $26.2 million to recognize the effect of lower wellhead prices on the valuation of proved gas reserves, as well as, after-tax operating losses of the Roy Kay Companies of $2.8 million.

(d) Quarterly earnings per share are based on the average number of shares outstanding during the quarter. Because of the changing number of common shares outstanding in each quarter, the sum of quarterly earnings per share does not equal earnings per share for the year.

The following is a table of financial data for each quarter of KeySpan's year ended December 31, 2000.

                                                                              (In Thousands of Dollars, Except Per Share Amounts)

                                                 Quarter Ended         Quarter Ended          Quarter Ended         Quarter Ended
                                                    3/31/00               6/30/00                9/30/00             12/31/00 (a)
------------------------------------------------------------------------------------------------------------------------------------
Operating revenues                                 1,316,613               947,588                947,137             1,869,364
Earnings before interest and taxes                   308,441               136,221                 90,272               186,392
Earnings (loss) from continuing operations           163,553                47,080                 13,154                60,850
Earnings (loss) from discontinued operations               -                     -                      -                (1,943)
Earnings for common stock                            163,553                47,080                 13,154                58,907
Basic earnings per common stock from
  continuing operations  (b)                           1.22                  0.35                   0.10                  0.46
Basic earnings per common stock from
  discontinued operations  (b)                             -                     -                      -                 (0.02)
Basic earnings per common stock (b)                    1.22                  0.35                   0.10                  0.44
Diluted earnings per common stock (b)                  1.22                  0.35                   0.10                  0.43
------------------------------------------------------------------------------------------------------------------------------------
Dividends declared                                     0.445                 0.445                  0.445                 0.445
------------------------------------------------------------------------------------------------------------------------------------



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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of KeySpan Corporation d/b/a/ KeySpan
Energy:

We have audited the accompanying Consolidated Balance Sheet and Consolidated Statement of Capitalization of KeySpan Corporation (a New York corporation) and subsidiaries as of December 31, 2001 and December 31, 2000 and the related
Consolidated Statements of Income, Retained Earnings, Comprehensive Income and Cash Flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the KeySpan Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and capitalization of KeySpan Corporation and subsidiaries as of December 31, 2001 and December 31, 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 is the responsibility of the KeySpan Corporation's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

February 4, 2002
New York, New York

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    Part III

Item 10.          Directors and Executive Officers of the Registrant

A definitive proxy statement will be filed with the SEC on or about March 22, 2002 (the "Proxy Statement"). The information required by this item is set forth under the caption "Executive Officers of the Company" in Part I hereof and under the captions "PROPOSAL 1. ELECTION OF DIRECTORS" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement, which information is incorporated herein by reference thereto.

Item 11.          Executive Compensation

The information required by this item is set forth under the captions "Director Compensation" and "EXECUTIVE COMPENSATION" in the Proxy Statement, which information is incorporated herein by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management The information required by this item is set forth under the captions "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the Proxy Statement, which information is incorporated herein by reference thereto.


Item 13.          Certain Relationships and Related Transactions

The information required by this item is set forth under the caption "AGREEMENTS WITH EXECUTIVES" and "Involvement in Certain Proceedings" in the Proxy Statement, which information is incorporated herein by reference thereto.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Required Documents

1. Financial Statements

The following consolidated financial
statements of KeySpan and its subsidiaries and report of independent accountants are filed as part of this Report:

     Report of Independent Accountants

     Consolidated Statement of Income for the year ended December 31, 2001, the year ended December 31, 2000 and the year ended December 31,1999.

     Consolidated Statement of Retained Earnings for the year ended December 31, 2001, the year ended December 31, 2000 and the year ended December 31, 1999.

     Consolidated Balance Sheet at December 31, 2001 and December 31, 2000.

     Consolidated Statement of Capitalization at December 31, 2001 and December 31, 2000.

     Consolidated Statement of Cash Flows for the year ended December 31, 2001, the year ended December 31, 2000 and the year ended December 31,1999.

     Notes to Consolidated Financial Statements

2.            Financial Statements Schedules

Consolidated Schedule of Valuation and Qualifying Accounts for the year ended December 31, 2001, the year ended December 31, 2000 and the year ended December 31, 1999.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                                                                                                         (In Thousands of Dollars)
                   Column A                        Column B                   Column C                 Column D       Column E
----------------------------------------------- ---------------  ---------------------------------  -------------- ---------------
                                                                             Additions
                                                                  ---------------------------------
                                                  Balance at       Charged to                                        Balance at
                                                   beginning        costs and                            Net           end of
                  Description                      of period        expenses        Acquisitions      Deductions       period
----------------------------------------------- ---------------  ---------------  ----------------  -------------- ---------------

Twelve months ended  December 31, 2001
-----------------------------------------------
Deducted from asset accounts:
  Allowance for doubtful accounts               $    48,314  $        66,500                 -  $       42,515 $        72,299

Additions to liability accounts:
  Reserve for injuries and damages              $    40,700  $         7,643                 -  $       27,463 $        20,880
  Reserves for environmental expenditures       $   157,507  $       115,942                 -  $       15,800 $       257,649

Twelve months ended December 31, 2000
-----------------------------------------------
Deducted from asset accounts:
  Allowance for doubtful accounts               $    20,294  $        26,455  $         19,208  $       17,643 $        48,314

Additions to liability accounts:
  Reserve for injuries and damages              $    36,385  $        20,074  $          3,362  $       19,121 $        40,700
  Reserves for environmental expenditures       $   128,011                -  $         42,637  $       13,141 $       157,507

Twelve months ended December 31, 1999
-----------------------------------------------
Deducted from asset accounts:
  Allowance for doubtful accounts               $    20,026  $        15,793                 -  $       15,525 $        20,294

Additions to liability accounts:
  Reserve for injuries and damages              $    29,075  $        25,930                 -  $       18,620 $        36,385
  Reserves for environmental expenditures       $   130,278  $         5,000                 -  $        7,267 $       128,011






(b)      Reports on Form 8-K

KeySpan filed Reports on Form 8-K on October 24, 2001, December 6, 2001, January 24, 2002 and February 26, 2002.

In our report on Form 8-K dated October 24, 2001, we disclosed that we had issued a press release concerning, among other things, our earnings for the third quarter ended September 30, 2001.

In our report on Form 8-K dated December 6, 2001, we disclosed that we had issued a press release concerning, among other things, 2002 earnings guidance.

In our Report on Form 8-K, dated January 24, 2002, we disclosed our consolidated earnings for the fiscal year ended December 31, 2001.

In our Report on Form 8-K, dated February 26, 2002, we disclosed an adjustment to our earnings for the fiscal year ended December 31, 2001.

In our Report on Form 8-K, dated March 12, 2002, we disclosed that we had issued a press release announcing, among other things, that we reached an agreement in principle with the Long Island LIPA to extend LIPA's option to acquire our Long Island power plants.

(c)               Exhibits

Exhibits listed below which have been filed with the SEC pursuant to the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, and which were filed as noted below, are hereby incorporated by reference and made a part of this report with the same effect as if filed herewith.

     2* Purchase Agreement by and among Eastern Enterprises, Landgrove Corp. and KeySpan Corporation for the acquisition of Midland Enterprises dated as of January 23, 2002

     3.1 Certificate of Incorporation of the Company effective April 16, 1998, Amendment to Certificate of Incorporation of the Company effective Ma 26,1998, Amendment to Certificate of Incorporation of the Company effective June 1, 1998, Amendment to the Certificate of Incorporation of the Company effective April 7, 1999 and Amendment to the Certificate of Incorporation of the Company effective Ma 20, 1999 (filed as Exhibit 3.1 to the Company's Form 10-Q for the quarterly period ended June 30, 1999)


     3.2 ByLaws of the Company in effect on September 10, 1998, as amended (filed as Exhibit 3.1 to the Company's Form 8-K/A, Amendment No. 2, on September 29, 1998)

     4.1-aIndenture, dated as of November 1, 2000, between KeySpan Corporation and the Chase Manhattan Bank, as Trustee, with the respect to the issuance of Debt Securities (filed as Exhibit 4-a to Amendment No. 1 to Form S-3 Registration Statement No. 333-43768 an filed as Exhibit 4-a to the Company's Form 8-K on November 20, 2000)

     4.1-bForm of Note issued in connection with the issuance of the 7.25% notes issued on November 20, 2000 (filed as Exhibit 4-b to the Company's Form 8-K on November 20, 2000)

     4.1-cForm of Note issued in connection with the issuance of the 7.625% notes issued on November 20, 2000 (filed as Exhibit 4-c to the Company's Form 8-K on November 20, 2000)

     4.1-dForm of Note issued in connection with the issuance of the 8.0% notes issued on November 20, 2000 (filed as Exhibit 4-d to the Company's Form 8-K on November 20, 2000)

     4.1-eForm of Note issued in connection with the issuance of the 6.15% notes issued on May 24, 2001 (filed as Exhibit 4 to the Company's Form 8-K on May 24, 2001)

     4.2-aIndenture,  dated  December 1, 1999,  between  KeySpan and KeySpan Gas
          East Corporation, the Registrants, and the Chase Manhattan Bank, as Trustee, with respect to the issuance of Medium-Term Notes, Series A, (filed as Exhibit 4-a to Amendment No. 1 to Form S-3 Registration Statement No. 333-92003)

     4.2-bForm of Medium-Term Note issued in connection with the issuance of the 7 7/8% note on February 1, 2000 (filed as Exhibit 4, to KeySpan Form 8-K on February 1, 2000)

     4.2-cForm of Medium-Term Note issued in connection with the issuance of the 6.9% notes on January 19, 2001.

     4.3-aParticipation  Agreements  dated  as  of  February  1,  1989,  between
          NYSERDA and The Brooklyn Union Gas Company relating to the Adjustable Rate Gas Facilities Revenue Bonds ("GFRBs") Series 1989A and Series 1989B (filed as Exhibit 4 to The Brooklyn Union Gas Company's Form 10-K for the year ended September 30, 1989)

     4.3-bIndenture  of Trust,  dated  February  1, 1989,  between  NYSERDA  and
          Manufacturers Hanover Trust Company, as Trustee, relating to the Adjustable Rate GFRBs Series 1989A and 1989B (filed as Exhibit 4 to the Brooklyn Union Gas Company's Form 10-K for the year ended September 30, 1989)

     4.3-cFirst Supplemental  Participation Agreement dated as of May 1, 1992 to
          Participatio Agreement dated February 1, 1989 between NYSERDA and The Brooklyn Union Gas Company relating to Adjustable Rate GFRBs, Series 1989A & B (filed as Exhibit 4 to The Brooklyn Union Gas Company's Form 10-K for the year ended September 30, 1992)

     4.3-dFirst  Supplemental  Trust  Indenture dated as of May 1, 1992 to Trust
          Indenture dated February 1, 1989 between NYSERDA and Manufacturers Hanover Trust Company, as Trustee, relating to Adjustable Rate GFRBs, Series 1989A & B (filed as Exhibit 4 t The Brooklyn Union Gas Company's Form 10-K for the year ended September 30, 1992)

     4.4-aParticipation Agreement, dated as of July 1, 1991, between NYSERDA and The Brooklyn Union Gas Company relating to the GFRBs Series 1991A and 1991B (filed as Exhibit 4 to The Brooklyn Union Gas Company's Form 10-K for the year ended September 30, 1991)

     4.4-bIndenture of Trust, dated as of July 1, 1991, between NYSERDA and Manufacturers Hanover Trust Company, as Trustee, relating to the GFRBs Series 1991A and 1991B (filed as Exhibit 4 to The Brooklyn Union Gas Company's Form 10-K for the year ended September 30, 1991)

     4.5-aParticipation Agreement, dated as of July 1, 1992, between NYSERDA and The Brooklyn Union Gas Company relating to the GFRBs Series 1993A and 1993B (filed as Exhibit 4 to The Brooklyn Union Gas Company's Form 10-K for the year ended September 30, 1992)

     4.5-bIndenture of Trust, dated as of July 1, 1992, between NYSERDA and Chemical Bank, a Trustee, relating to the GFRBs Series 1993A and 1993B (filed as Exhibit 4 to The Brooklyn Union Gas Company Form 10-K for the year ended September 30, 1992)

4.6-a First Supplemental Participation Agreement dated as of July 1, 1993 to Participation Agreement dated as of June 1, 1990, between NYSERDA and The Brooklyn Union Gas Company relating to GFRBs Series C (filed as
         Exhibit 4 to The Brooklyn Union Gas Company's Form 10-K for the year ended September 30, 1993)

4.6-b First Supplemental Trust Indenture dated as of July 1, 1993 to Trust Indenture dated as of June 1, 1990 between NYSERDA and Chemical Bank, as Trustee, relating to GFRBs Series C (filed as Exhibit 4 to The Brooklyn Union Gas Company's Form 10-K for the year ended September 30,
         1993)

4.7-a Participation Agreement, dated July 15, 1993, between NYSERDA and Chemical Bank as Trustee, relating to the GFRBs Series D-1 1993 and Series D-2 1993 (filed as Exhibit 4 to The Brooklyn Union Gas Company's Form S-8 Registration Statement No. 33-66182)

4.7-b Indenture of Trust, dated July 15, 1993, between NYSERDA and Chemical Bank as Trustee, relating to the GFRBs Series D-1 1993 and D-2 1993 (filed as Exhibit 4 to The Brooklyn Union Gas Company's Form S-8 Registration Statement No. 33-66182)

4.7-a Participation Agreement, dated July 15, 1993, between NYSERDA and Chemical Bank as Trustee, relating to the GFRBs Series D-1 1993 and Series D-2 1993 (filed as Exhibit 4 to The Brooklyn Union Gas Company's Form S-8 Registration Statement No. 33-66182)

4.7-b Indenture of Trust, dated July 15, 1993, between NYSERDA and Chemical Bank as Trustee, relating to the GFRBs Series D-1 1993 and D-2 1993 (filed as Exhibit 4 to The Brooklyn Union Gas Company's Form S-8 Registration Statement No. 33-66182)

4.7-a Participation Agreement, dated July 15, 1993, between NYSERDA and Chemical Bank as Trustee, relating to the GFRBs Series D-1 1993 and Series D-2 1993 (filed as Exhibit 4 to The Brooklyn Union Gas Company's Form S-8 Registration Statement No. 33-66182)

4.7-b Indenture of Trust, dated July 15, 1993, between NYSERDA and Chemical Bank as Trustee, relating to the GFRBs Series D-1 1993 and D-2 1993 (filed as Exhibit 4 to The Brooklyn Union Gas Company's Form S-8 Registration Statement No. 33-66182)

4.8-a Participation Agreement, dated January 1, 1996, between NYSERDA and The Brooklyn Union Gas Company relating to GFRBs Series 1996 (filed as
         Exhibit 4 to The Brooklyn Union Gas Company's Form 10-K for the year ended September 30, 1996)

4.8-b Indenture of Trust, dated January 1, 1996, between NYSERDA and Chemical Bank, as Trustee, relating to GFRBs Series 1996 (filed as Exhibit 4 to The Brooklyn Union Gas Company's Form 10-K for the year ended September 30, 1996)

4.9-a Participation Agreement, dated as of January 1, 1997, between NYSERDA and The Brooklyn Union Gas Company relating to GFRBs 1997 Series A (filed as Exhibit 4 to the Company's Form 10-K for the year ended September 30, 1997)

4.9-b Indenture of Trust, dated January 1, 1997, between NYSERDA and Chase Manhattan Bank, as Trustee, relating to GFRBs 1997 Series A (filed as
         Exhibit 4 to the Company's Form 10-K for the year ended September 30,
         1997)

4.9-c Supplemental Trust Indenture, dated as of January 1, 2000, by and between New York State NYSERDA and The Chase Manhattan Bank, as Trustee, relating to the GFRBs 1997 Series A (filed as Exhibit 4.11 to the Company's Form 10-K for the year ended December 31, 1999)

4.10-a Participation Agreement dated as of December 1, 1997 by and between NYSERDA and Long Island Lighting Company relating to the 1997 EFRBs, Series A (filed as Exhibit 10(a) to the Company's Form 10-Q for the quarterly period ended September 30, 1998)

4.10-b Indenture of Trust dated as of December 1, 1997 by and between NYSERDA and The Chase Manhattan Bank, as Trustee, relating to the 1997 Electric Facilities Revenue Bonds (EFRBs), Series A (filed as Exhibit 10(a) to the Company's Form 10-Q for the quarterly period ended September 30,
         1998)

4.11-a Participation Agreement, dated as of October 1, 1999, by and between NYSERDA and KeySpan Generation LLC relating to the 1999 Pollution Control Refunding Revenue Bonds, Series A (filed as Exhibit 4.10 to the Company's Form 10-K for the year ended December 31, 1999)

4.11-b Trust Indenture, dated as of October 1, 1999, by and between NYSERDA and The Chase Manhattan Bank, as Trustee, relating to the 1999 Pollution Control Refunding Revenue Bonds, Series A (filed as Exhibit
         4.10 to the Company's Form 10-K for the year ended December 31, 1999)

4.12 Indenture dated as of December 1, 1989 between Boston Gas Company and The Bank of New York, Trustee (Filed as Exhibit 4.2 to Boston Gas Company's Form S-3 (File No. 33- 31869).

4.13 Agreement of Registration, Appointment and Acceptance dated as of November 18, 1992 among Boston Gas Company, The Bank of New York as Resigning Trustee, and The First National Bank of Boston as Successor Trustee. (Filed as an exhibit to Boston Gas Company's S-3 Registration S (File No. 33-31869))

4.14. Second Amended and Restated First Mortgage Indenture for Colonial Gas Company dated as of June 1, 1992 (filed as Exhibit 4(b) to Colonial Gas Company's Form 10-Q for the quarter ended June 30, 1992)

4.15 First Supplemental Indenture for Colonial Gas Company dated as of June 15, 1992 (filed as Exhibit 4(c) to Colonial Gas Company's Form 10-Q for the quarter ended June 30, 1992)

4.16 Second Supplemental Indenture for Colonial Gas Company dated as of September 27, 1995 (filed as Exhibit 4(c) to Colonial Gas Company's Form 10-K for the fiscal year ended December 31, 1995)

4.17 Amendment to Second Supplemental Indenture for Colonial Gas Company dated as of October 12, 1995 (filed as Exhibit 4(d) to Colonial Gas Company's Form 10-K for the fiscal year ended December 31, 1995)

4.18 Third Supplemental Indenture for Colonial Gas Company dated as of December 15, 1995 (filed as Exhibit 4(f) to Colonial Gas Company's Form S-3 Registration Statement dated January 5, 1998)

4.19 Fourth Supplemental Indenture for Colonial Gas Company dated as of March 1, 1998 (filed as Exhibit 4(l) to Colonial Gas Company's Form 10-Q for the quarter ended March 31, 1998)

4.20 Trust Agreement dated as of June 22, 1990 between Colonial Gas Company (as Trustor) and Shawmut Bank, N.A. (as Trustee) (filed as Exhibit 10(d) to Colonial Gas Company's Form 10-Q for the period ended June 30, 1990)

4.21 Gas Service, Inc. General and Refunding Mortgage Indenture, dated as of June 30, 1987, as amended and supplemented by a First Supplemental Indenture, dated as of October 1, 1988, and by a Second Supplemental Indenture, dated as of August 31, 1989 (filed as Exhibit 4.1 to EnergyNorth, Inc.'s Form 10-K for the fiscal year ended September 30, 1989 (File No. 0- 11035)

4.22 Third Supplemental Indenture, dated as of September 1, 1990, to Gas Service, Inc. General and Refunding Mortgage Indenture, dated as of June 30, 1987 (filed as Exhibit 4.2 to EnergyNorth, Inc.'s Form 10-K for the fiscal year ended September 30, 1990 (File No. 0- 11035)

4.23 Fourth Supplemental Indenture, dated as of January 10, 1992, to Gas Service, Inc. General and Refunding Mortgage Indenture, dated as of June 30, 1987 (filed as Exhibit 4.3 of EnergyNorth, Inc.'s Form 10-K for the fiscal year ended September 30, 1992 (File No. 0- 11035)

4.24 Fifth Supplemental Indenture, dated as of February 1, 1995, to Gas Service, Inc. General and Refunding Mortgage Indenture, dated as of June 30, 1987 (filed as Exhibit 4.4 to EnergyNorth, Inc.'s Form 10-K for the fiscal year ended September 30, 1996 (File No. 1- 11441)

4.25 Sixth Supplemental Indenture, dated as of September 15, 1997, to Gas Service, Inc. General and Refunding Mortgage Indenture, dated as of June 30, 1987 (filed as Exhibit 4.5 to EnergyNorth Natural Gas, Inc.'s Amendment No. 1 to Registration Statement on Form S-1, No. 333-32949, dated September 10, 1997)

4.26 Indenture, dated as of March 2, 1998, between The Houston Exploration Company and The Bank of New York, as Trustee, with respect to the 8 5/8% SENIOR Subordinated Notes Due 2008 (including form of 8 5/8% SENIOR Subordinated Note Due 2008) (filed as Exhibit 4.1 to The Houston Exploration Company's Registration Statement on Form S-4 (No. 333-50235)

4.27 Indenture between Midland Enterprises and State Street Bank and Trust Company dated as of April 2, 1990 (filed as Exhibit 2.2 to Midland Enterprises Registration Statement No 333- 21120)

4.28 Indenture between Midland Enterprises and The Chase Manhattan Bank dated as of September 29, 1998 (filed as Exhibit 4.2 to Midland Enterprises Registration Statement (File No. 333-61137))

4.29 Indenture dated as of June 1, 1986 between the Company and Centerre Trust Company of St. Louis, Trustee. (Filed as an Exhibit to Company's registration statement on Form S-2, filed June 19, 1986, File No. 33-6597).

4.30 Twelfth Supplemental Indenture dated as of December 1, 1990, providing for a 10.10 percent Series due 2020. (Filed as Exhibit 4-14 to the Company's Form 10-Q for the quarter ended February 28, 1991).

4.31 Fifteenth Supplemental Indenture dated as of December 1, 1996 providing for a 7.28 percent Series due 2017. (Filed as Exhibit 4.5 to the Company's Form 10-Q for the quarter ended February 28, 1997).

4.32 Bond Purchase Agreement dated December 1, 1990, between Allstate Life Insurance Company of New York, and Essex County Gas Company. (Filed as an Exhibit to Company's Form 10-Q for the quarter ended February 28,
         1991).

10.1 Amendment, Assignment and Assumption Agreement dated as of September 29, 1997 by and among The Brooklyn Union Gas Company, Long Island Lighting Company and KeySpan Energy Corporation (filed as Exhibit 2.5 to Schedule 13D by Long Island Lighting Company on October 24, 1997)

10.2 Agreement and Plan of Merger dated as of June 26, 1997 by and among BL Holding Corp., Long Island Lighting Company, Long Island Power Authority and LIPA Acquisition Corp. (filed as Annex D to Registration Statement on Form S-4, No. 333-30353 on June 30, 1997)

10.3* Credit Agreement among KeySpan Corporation, the several Lenders, Fleet National Bank and Royal Bank of Scotland PLC, as Co-Documentation Agents, ABN AMRO Bank, N.V. and Citibank, N.A., as Co-Syndication Agents and the Chase Manhattan Bank, as Administrative Agent for $1,400.000.000, dated as of September 19, 2001

10.4-a Letter of Credit and Reimbursement Agreement, dated as of December 1, 2000, by and between KeySpan Generation LLC and National Westminister Bank PLC relating to the Electric Facilities Revenue Bonds ("EFRBs") Series 1997A (filed as Exhibit 4.10 to the Company's Form 10-K for the year ended December 31, 2000). .

10.4-b* Extension Agreement, dated as of November 1, 2001 by and between KeySpan Generation LLC and National Westmnister Bank PLC, relating to the Letter of Credit and Reimbursement Agreement, dated as of December 1, 2000

10.5-a Amended and Restated Credit Agreement among The Houston Exploration Company and Chase Bank of Texas, National Association, as agent, dated March 30,1999, (filed as Exhibit 10.2 to The Houston Exploration Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 001-11899) and incorporated by reference ).

10.5-b First Amendment and Supplement to Amended and Restated Credit Agreement dated May 4, 1999 by and among The Houston Exploration Company and Chase Bank of Texas, National Association, as agent, (filed as Exhibit
         10.1 to The Houston Exploration Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 001-11899) and incorporated by reference ).

10.5-c Second Amendment to Amended and Restated Credit Agreement between The Houston Exploration Company and Chase Bank of Texas, National Association, as agent, dated October 6, 1999, (filed as Exhibit 10.32 to The Houston Exploration Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 001-11899)).

10.5-d Third Amendment and Supplement to Amended and Restated Credit Agreement between The Houston Exploration Company and Chase Bank of Texas, National Association, as agent, dated December 9, 1999 (filed as
         Exhibit 10.20 to the Company's Form 10-K for the year ended December 31, 1999)

10.6 Subordinated Loan Agreement dated November 30, 1998 between The Houston Exploration Company and MarketSpan Corporation (KeySpan Corporation) (filed as Exhibit 10.30 to The Houston Exploration Company's Annual Report on Form 10-K for the year ended December 31, 1998).

10.7 Subordination Agreement dated November 25, 1998 entered into and among MarketSpan Corporation (KeySpan Corporation), The Houston Exploration Company and Chase Bank of Texas, National Association (filed as Exhibit
         10.31 to The Houston Exploration Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 001-11899)).

10.8 First Amendment to Subordinated Loan Agreement and Promissory Note between KeySpan Corporation and The Houston Exploration Company dated effective as of October 27, 1999 (filed as Exhibit 10.14 to the Company's Form 10-K for the year ended December 31, 1999).

10.9 Amended and Restated Credit Agreement among The Houston Exploration Company and Chase Bank of Texas, National Association, as agent, dated March 30,1999, (filed as Exhibit 10.2 to The Houston Exploration Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 001-11899) and incorporated by reference ).

10.10* Credit Agreement among KeySpan Energy Development Co., several Lenders and the Royal Bank of Montreal, as Agent, for $125,000,000 (Canadian) Credit Facility, dated as of October 13, 2000

10.11*    Consent,   Waiver  and  Amending  Agreement  among  KeySpan  Energy
          Development Co., several Lenders and the Royal Bank of Montreal, as Agent, for the $125,000,000 (Canadian) Credit Facility, dated as of December 22, 2000

10.12* Second Amending Agreement among KeySpan Energy Development Co., several Lenders and the Royal Bank of Montreal, as Agent, for the $125,000,000 (Canadian) Credit Facility, dated as of October 12, 2001

10.13 Agreement of Lease between Forest City Jay Street Associates and The Brooklyn Union Gas KeySpan dated September 15, 1988 (filed as an exhibit to The Brooklyn Union Gas Company's Form 10-K for the year ended September 30, 1996)

10.14 Management Services Agreement between Long Island Power Authority and Long Island Lighting Company dated as of June 26, 1997 (filed as Annex D to Registration Statement on Form S-4, No. 333-30353, on June 30,
          1997)

10.15 Power Supply Agreement between Long Island Lighting Company and Long Island Power Authority dated as of June 26, 1997 (filed as Annex D to Registration Statement on Form S- 4, No. 333-30353, on June 30, 1997)

10.16 Energy Management Agreement between Long Island Lighting Company and Long Island Power Authority dated as of June 26, 1997 (filed as Annex D to Registration Statement on Form S-4, No. 333-30353, on June 30,
          1997)

10.17* Generation Purchase Rights Agreement between Long Island Lighting Company and Long Island Power Authority dated as of June 26, 1997

10.18* Letter Agreement between KeySpan and the Long Island Power Authority Regarding Agreement In Principle for the Extension of the Generation Purchase Right Agreement dated as of March 11, 2002

10.19 Employment Agreement dated September 10, 1998, between KeySpan and Robert B. Catell (filed as Exhibit (10)(b) to the Company's Form 10-Q for the quarterly period ended September 30, 1998)

10.20 Amendment dated as of February 24, 2000, to the Employment Agreement dated September 10, 1998, between KeySpan and Robert B. Catell (filed as Exhibit 10.12-a to the Company's Form 10-K for the year ended December 31, 2000)

10.21 Employment Agreement effective as of March 1, 2001, between KeySpan and Craig G. Matthews (filed as Exhibit 10.13 to the Company's Form 10-K for the year ended December 31, 2000)

10.22 Employment Agreement effective as of July 29, 1999, between KeySpan and Gerald Luterman (filed as Exhibit 10.10 to the Company's Form 10-K for the year ended December 31, 1999)

10.23 Employment Agreement dated as of November 8, 2000, between KeySpan and Chester R. Messer (filed as Exhibit 10.15 to the Company's Form 10-K for the year ended December 31, 2000)

10.24 Change of Control Agreement dated as of September 22, 1999, between Eastern, Boston Gas Company and Chester R. Messer (filed as Exhibit
         10.11.5 to Eastern's Form 10-Q for the quarterly period ended September 30, 1999, File No. 1-2297).

10.25 Employment Agreement dated as of November 8, 2000 between KeySpan and Joseph A. Bodanza (filed as Exhibit 10.17 to the Company's Form 10-K for the year ended December 31, 2000)
10.26 Change of Control Agreement dated as of September 22, 1999, between Eastern, Boston Gas Company and Joseph A. Bodanza (filed as Exhibit
         10.18 to the Company's Form 10-K for the year ended December 31, 2000)

10.27*   Amended Directors' Deferred Compensation Plan

10.28    Corporate Annual Incentive Compensation and Gainsharing Plan (filed as
         Exhibit 10.20 to KeySpan's Form 10-K for the year ended December 31,
         2000)

10.29 Senior Executive Change of Control Severance Plan effective as of October 30, 1998 (filed as Exhibit 10.20 to the Company's Form 10-K for the year ended December 31, 1998)

10.30 KeySpan's Amended Long Term Performance Incentive Compensation Plan effective May 20, 1999 (filed as Exhibit A to the Company's 2001 Proxy Statement on March 23, 2001).

10.31 Rights Agreement dated March 30, 1999, between the KeySpan and the Rights Agent (filed as Exhibit 4 to the Company's Form 8-K, on March 30, 1999)

10.32 Generating Plant and Gas Turbine Asset Purchase and Sale Agreement for Ravenswood for Ravenswood Generating Plants and Gas Turbines dated January 28, 1999, between the KeySpan and Consolidated Edison Company of New York, Inc. (filed as Exhibit 10(a) to the Company's Form 10-Q for the quarterly period ended March 31, 1999)

10.33 Lease Agreement dated June 9, 1999, between KeySpan-Ravenswood, Inc. and LIC Funding, Limited Partnership (filed as Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended June 30, 1999)

10.34 Guaranty dated June 9, 1999, from the KeySpan in favor of LIC Funding, Limited Partnership (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended June 30, 1999)

10.35 Redacted Gas Resource Portfolio Management and Gas Sales Agreement between Boston Gas Company, Colonial Gas Company, Essex Gas Company (collectively, KEDNE) and El Paso Energy Marketing Company dated as of September 14, 1999, as amended (filed as Exhibit 10.1 to Eastern Enterprises Form 10-K for the period ended December 31, 1999)

10.36-a Restated Exploration Agreement between The Houston Exploration Company and KeySpan Exploration and Production, L.L.C., dated June 30, 2000, (filed as Exhibit 10.1 to The Houston Exploration Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 001-11899).

10.36-b Exploration Agreement between The Houston Exploration Company and KeySpan Exploration and Production, L.L.C., dated March 15,1999, (filed as Exhibit 10.1 to The Houston Exploration Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 001-11899) and incorporated by reference).

10.-36c First Amendment to the Exploration Agreement between The Houston Exploration Company and KeySpan Exploration and Production, L.L.C. dated November 3, 1999 (filed as Exhibit 10.19 to The Houston Exploration Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 001-11899) and incorporated by reference ).

21*      Subsidiaries of the Registrant

23.1*    Consent of Arthur Andersen LLP, Independent Auditors

24.1*     Power  of   Attorney   executed   by  Robert  B.   Catell,   which  is
          substantially the same as Powers of Attorney made by Lilyan F. Affinito, Andrea S. Christensen, Howard R. Curd, Donald H. Elliott, Alan H. Fishman, Vicki L. Fuller, J. Atwood Ives, James R. Jones, James L. Larocca, Stephen W. McKessy, Edward D. Miller and James Q. Riordan on March 7, 2002

24.2*     Certified   copy  of  the   Resolution   of  the  Board  of  Directors
          authorizing signatures pursuant to power of attorney

* Filed herewith

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               KEYSPAN CORPORATION



March 14, 2001                             By: /S/Gerald Luterman
                                                ----------------------
                                                Gerald Luterman
                                                Executive Vice President and
                                                Chief Financial Officer


March 14, 2001                             By: /S/Ronald S. Jendras
                                               --------------------
                                                Ronald S. Jendras
                                                Vice President, Controller and
                                                Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2001.




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

                      *
          ________________________             Director
               James R. Jones

                      *
          ________________________             Director
              James L. Larocca


                      *
          ________________________             Director
             Stephen W. McKessy


                      *
          ________________________             Director
              Edward D. Miller


                      *
          ------------------------
              James Q. Riordan                 Director


           By:/s/ Gerald Luterman
              Attorney-in-Fact

* Such signature has been affixed pursuant to a Power of Attorney filed as an exhibit hereto and incorporated herein by reference thereto.