Form 10-K/A
period 2001-12-31
KEYSPAN CORP
filed 2002-04-17
CIK 1062379

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

     As of March 1, 2002, the aggregate market value of the common stock held by non-affiliates (139,252,417 shares) of the registrant was $4,450,003,939 based on the closing price, on such date, of $32.66 per share.

     As of March 1, 2002, there were 140,013,471 shares of common stock, $.01 par value, outstanding.

                                EXPLANATORY NOTE

KeySpan Corporation hereby amends its Form 10-K for the period from January 1, 2001 to December 2001 (the "Form 10-K"). This Form 10-K/A does not include any changes to the Financial Statements.

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

PART I

Item 1.  Description of the Business

                               Corporate Overview

KeySpan Corporation ("KeySpan"), a New York corporation, is a member of the Standard and Poor's 500 Index and a registered holding company under the Public Utility Holding Company Act of 1935, as amended ("PUHCA"). KeySpan was formed in May 1998, as a result of the business combination of KeySpan Energy Corporation, the parent of The Brooklyn Union Gas Company, and certain businesses of the Long Island Lighting Company ("LILCO"). On November 8, 2000, we acquired Eastern Enterprises ("Eastern"), a Massachusetts business trust, that primarily owns three gas utilities operating in Massachusetts, Boston Gas Company ("Boston Gas"), Colonial Gas Company ("Colonial Gas") and Essex Gas Company ("Essex Gas"); as well as EnergyNorth Natural Gas, Inc. ("EnergyNorth"), a gas utility operating principally in central New Hampshire. As used herein, "KeySpan," "we," "us" and "our" refers to KeySpan, its six principal gas distribution subsidiaries, and its other regulated and unregulated subsidiaries, individually and in the aggregate.

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

The Electric Services segment consists of subsidiaries that operate the electric transmission and distribution ("T&D") system owned by the Long Island Power Authority ("LIPA"); provide energy conversion services for LIPA from our generating facilities located on Long Island; and manage fuel supplies for LIPA to fuel our approximate 4,000 megawatts of Long Island generating facilities. The electric services segment also includes subsidiaries that own, lease and operate the 2,200 megawatt Ravenswood electric generation facility (the "Ravenswood facility"), located in Queens County in New York City.

The Energy Services segment primarily provides energy-related services to customers primarily located within New York, New Jersey, Massachusetts, New Hampshire, Rhode Island and Pennsylvania through various subsidiaries that operate under the following principal four lines of business: (i) home energy services; (ii) business solutions; (iii) commodity procurement; and (iv) fiber optic services.

We are also engaged in Energy Investments which include: (i) gas exploration and production activities; (ii) domestic pipelines and gas storage facilities; (iii) midstream natural gas processing activities in Canada; and (iv) natural gas distribution and pipeline activities in the United Kingdom.

KeySpan's vision is to be the premier energy company in the Northeastern United States. To help us achieve that goal, we acquired the operations of Eastern and EnergyNorth in November 2000, establishing KeySpan as the largest gas distribution company in the Northeast and the fifth largest in the United States. The increased size and scope of the Company should enable us to provide enhanced cost-effective customer service; offer our existing customers other services and products by implementing innovative marketing techniques and building upon our existing customer relationships; and to capitalize on the above-average growth opportunities for natural gas expansion in the Northeast by expanding our infrastructure primarily on Long Island and in New England.

The key element of our business strategy is the continued focus and growth of our Gas Distribution, Electric Services and Energy Services businesses. We are also exploring the sale of some or all of our assets in the Energy Investments segment. KeySpan's financial statements are prepared on the basis of reporting our operations under the following four business segments: Gas Distribution, Electric Services, Energy Services and Energy Investments. Additional
information about KeySpan's industry segments is contained in Note 2 to the Consolidated Financial Statements, "Business Segments" included herein and incorporated by reference thereto.

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

- competition in general facing our unregulated Energy Services businesses, including but not limited to competition from other mechanical, heating, ventilation and air conditioning ("HVAC"), engineering companies and other utilities which are permitted to engage in such activities;

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

Peaking Supplies. In addition to the pipeline and underground storage supply, we supplement our winter supply portfolio with peaking supplies that are available on the coldest days of the year to economically meet the increased requirements of our heating customers. Our peaking supplies include gas provided by: (i) two liquefied natural gas ("LNG") plants; and (ii) peaking supply contracts with four cogeneration facilities/independent power producers located in our franchise areas, as well as with the New York Power Authority ("NYPA"). For the 2001/02 winter season, we had the capability to provide a maximum peak-day supply of 505 MDTH on excessively cold days. The LNG plants have a storage capacity of approximately 2,053 MDTH and peak-day throughput capacity of 394.5 MDTH, or 19% of peak-day supply. We also have contract rights with Trigen Services Corporation, Brooklyn Navy Cogeneration Partners, LP, Nissequogue Cogen Partners, TBG Cogen Partners, and NYPA to purchase peaking supplies with a maximum daily capacity of 110 MDTH and total available peaking supplies during the winter season of 3,349 MDTH.

Gas Supply Management.

In April 1, 2000, through a subsidiary, we entered into a two-year agreement with Coral Energy, LLC, ("Coral") in which Coral was contracted to assist with the New York gas distribution energy supply management services and our energy-management services undertaken on behalf of LIPA. The agreement was scheduled to expire on March 31, 2002, and both parties have agreed to come to terms on a one year extension through March 31, 2003.

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

Gas Supply Management. Since November 1, 1999, the Massachusetts based gas distribution subsidiaries have been operating under a three-year portfolio management contract with El Paso Energy Marketing, Inc. ("El Paso"). El Paso provides the majority of the city gate supply requirements to the three
Massachusetts  gas distribution  companies  (Boston Gas,  Colonial Gas and Essex
Gas) at market prices and manages upstream capacity, underground storage and term supply contracts. The Massachusetts Department of Telecommunications and Energy ("DTE") approved this contract in October 1999. The annual fee paid by El Paso to manage the Massachusetts KEDNE companies' portfolio is, for the most part, returned to firm customers.

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

In exchange for these services, we earn an annual fee of $1.5 million, plus an allowance for certain costs incurred in performing services under the EMA. The EMA further provides incentives for control of the cost of fuel and electricity purchased on behalf of LIPA. Fuel and electricity purchase prices are compared to regional price indices and we receive payment from LIPA, or are obligated to make payment to LIPA, for fuel and/or purchased electricity costs that are below or above, respectively, specified tolerance bands. The total fuel purchase incentive or disincentive can be no greater than $5 million annually and the electricity purchase incentive or disincentive can be no greater than $2 million annually (subject to an overall cap including certain non-cost performance incentives under the MSA). For the year ended December 31, 2001, we earned an aggregate of $5 million in incentives under the EMA.

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

The extension allows both LIPA and us to explore alternatives to the GPRA including re-powering existing facilities, the sale of some, or all of our currently existing Long Island generation plants to LIPA, or the sale of some or all of these plants to other private operators.

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

On January 1, 2002, Houston Exploration acquired 159 producing wells located in South Texas, representing 85 BCF of total proved reserves from Conoco, Inc. for $69 million.

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

In addition, our non-utility subsidiaries are subject to a wide variety of federal, state and local laws, rules and regulations with respect to their business activities, including but not limited to those affecting public sector projects, environmental and labor laws and regulations, state licensing requirements, as well as state laws and regulations concerning the competitive retail commodity supply.

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


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

KeySpan's common stock is listed and traded on the New York Stock Exchange and the Pacific Stock Exchange under the symbol "KSE." As of March 1, 2002, there were approximately 82,321 registered record holders of KeySpan's common stock. The following table sets forth, for the quarters indicated, the high and low sales prices and dividends declared per share for the periods indicated:


2001                     High             Low             Dividends Per Share
-------------------- -----------------------------------------------------------
First Quarter           $41.94           $34.20                 $0.445
Second Quarter          $41.10           $35.75                 $0.445
Third Quarter           $37.20           $29.10                 $0.445
Fourth Quarter          $35.35           $31.53                 $0.445



2000                     High              Low            Dividends Per Share
-------------------- -----------------------------------------------------------
First Quarter            $27.875          $20.188                    $0.445
Second Quarter           $32.688          $26.000                    $0.445
Third Quarter            $40.125          $30.938                    $0.445
Fourth Quarter           $43.625          $33.500                    $0.445

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

Earnings growth in 2000 was also due to the operation of our investment in the Ravenswood electric generation facility, ("Ravenswood facility") located in Queens, New York. The Ravenswood facility was acquired in June 1999 and therefore, earnings for 2000 reflected a full year of operations, while 1999 reflected less than seven full months of operations. In addition, consolidated earnings from continuing operations were further enhanced through improved performance from our gas exploration and production operations which benefitted from significantly higher realized gas prices and increased production volumes in 2000. In addition, on March 31, 2000 we increased our ownership in our gas and oil exploration and production subsidiary The Houston Exploration Company
("Houston Exploration") from 64% to 70% at that time. Offsetting, to some extent, these enhancements to earnings in 2000, were expenses incurred by our corporate and administrative areas that were not allocated to our various business segments and were not incurred in 1999, as well as an increase to interest expense reflecting higher levels of debt outstanding due primarily to the acquisition of Eastern and ENI as previously noted.

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

Other sales quantities include on-system interruptible quantities, off-system sales quantities (sales made to customers outside of our service territories) and related transportation. Effective April 1, 2000, we entered into an agreement with Coral Resources, L.P. ("Coral"), a subsidiary of Shell Oil Company. Coral assists in the origination, structuring, valuation and execution of energy-related transactions on behalf of KEDNY and KEDLI. Effective November 1, 1999, our Massachusetts based gas distribution subsidiaries entered into a three-year portfolio management contract with El Paso Energy Marketing, Inc. El Paso provides all of the city gate supply requirements at market prices and manages certain upstream capacity, underground storage and term supply contracts.

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

Under the agreements, we are required to obtain a letter of credit in the aggregate amount of $60 million supporting our obligations to provide the various services if our long-term debt is not rated investment grade by a nationally recognized rating agency.

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

The extension allows both LIPA and KeySpan to explore alternatives to the GPRA including re- powering existing facilities, the sale of some or all of KeySpan's plants to LIPA, or the sale of some or all of these plants to other private operators.

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

                                  Year of        Volumes         Volumes                                                 Fair Value
         Type of Contract         Maturity         mmcf          Barrels        Fixed Price $     Current Price $          ($000)
------------------------------  ------------  --------------  --------------  ----------------  -------------------  ---------------
Swaps - Long Natural Gas            2002           770                -         3.11 - 3.81        2.56 - 2.57             (1,535)
Swaps - Short  Heating Oil          2002             -          448,000        29.42 - 33.15      23.18 - 23.24             3,505
------------------------------  ------------  --------------  --------------  ----------------  -------------------  ---------------
                                                   770          448,000                                                     1,970
------------------------------  ------------  --------------  --------------  ----------------  -------------------  ---------------

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

                                 Year of         Volumes        Volumes                                                 Fair Value
         Type of Contract        Maturity          mmcf         Barrels      Fixed Price $     Current Price $            ($000)
---------------------------  ----------------  ------------  -------------  ---------------  ------------------  -------------------
Swaps - Long Natural Gas           2002              770               -      3.11 - 3.81        2.56 - 2.57              (1,535)
Swaps - Short  Heating Oil         2002                -         448,000     29.42 - 33.15      23.18 - 23.24              3,505
---------------------------  ----------------  ------------  -------------  ---------------  ------------------  -------------------
                                                     770         448,000                                                   1,970
---------------------------  ----------------  ------------  -------------  ---------------  ------------------  -------------------

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

     *(excluding corporate overhead and interest costs)

The gas and oil reserves information is based on estimates of proved reserves attributable to the interest of Houston Exploration and KeySpan Exploration and Production, LLC as of December 31 for each of the years presented. These estimates principally were prepared by Netherland, Sewell & Associates, Inc. and Miller and Lents, Ltd., independent petroleum consultants. Proved reserves are estimated quantities of natural gas and crude oil which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    Part III

Item 10.          Directors and Executive Officers of the Registrant

A definitive proxy statement was filed with the SEC on or about April 4, 2002 (the "Proxy Statement"). The information required by this item is set forth under the caption "Executive Officers of the Company" in Part I hereof and under the captions "Proposal 1. Election Of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement, which information is incorporated herein by reference thereto.

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


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Required Documents

1. Financial Statements

The following consolidated financial statements of KeySpan and its subsidiaries and report of independent accountants are included in Item 8 and are filed as part of this Report:


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

     Report of Independent Accountants

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

In our Report on Form 8-K, dated April 5, 2002, we disclosed that on March 29, 2002, our Board of Directors, upon recommendation of the Audit Committee, determined not to renew the engagement of Arthur Andersen LLP as independent public accountants and appointed Deloitte & Touche as our independent public accountants.


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

4.1-a Indenture, dated as of November 1, 2000, between KeySpan Corporation and the Chase Manhattan Bank, as Trustee, with the respect to the issuance of Debt Securities (filed as Exhibit 4-a to Amendment No. 1 to Form S-3 Registration Statement No. 333-43768 and filed as Exhibit 4-a to the Company's Form 8-K on November 20, 2000)

4.1-b Form of Note issued in connection with the issuance of the 7.25% notes issued on November 20, 2000 (filed as Exhibit 4-b to the Company's Form 8-K on November 20, 2000)

4.1-c Form of Note issued in connection with the issuance of the 7.625% notes issued on November 20, 2000 (filed as Exhibit 4-c to the Company's Form 8-K on November 20, 2000)

4.1-d Form of Note issued in connection with the issuance of the 8.0% notes issued on November 20, 2000 (filed as Exhibit 4-d to the Company's Form 8-K on November 20, 2000)

4.1-e Form of Note issued in connection with the issuance of the 6.15% notes issued on May 24, 2001 (filed as Exhibit 4 to the Company's Form 8-K on May 24, 2001)

4.2-a Indenture,  dated  December 1, 1999,  between KeySpan and KeySpan Gas East
     Corporation, the Registrants, and the Chase Manhattan Bank, as Trustee, with respect to the issuance of Medium-Term Notes, Series A, (filed as Exhibit 4-a to Amendment No. 1 to the Company's and KeySpan and KeySpan Gas East Corporation's Form S-3 Registration Statement No. 333-92003)

4.2-b Form of  Medium-Term  Note issued in connection with the issuance of the 7
     7/8% notes on February 1, 2000 (filed as Exhibit 4 to the Company's Form 8-K on February 1, 2000)

4.2-c Form of Medium-Term Note issued in connection with the issuance of the 6.9% notes on January 19, 2001 (filed as Exhibit 4.3 to the Company's Form 10-K for the year ended December 31, 2000)

4.3-a Participation Agreements dated as of February 1, 1989, between NYSERDA and
     The Brooklyn Union Gas Company relating to the Adjustable Rate Gas Facilities Revenue Bonds ("GFRBs") Series 1989A and Series 1989B (filed as
     Exhibit 4 to The Brooklyn Union Gas Company's Form 10-K for the year ended September 30, 1989)

4.3-b Indenture  of  Trust,   dated  February  1,  1989,  between   NYSERDA  and
     Manufacturers Hanover Trust Company, as Trustee, relating to the Adjustable Rate GFRBs Series 1989A and 1989B (filed as Exhibit 4 to the Brooklyn Union Gas Company's Form 10-K for the year ended September 30, 1989)

4.3-c First  Supplemental  Participation  Agreement  dated  as of May 1, 1992 to
     Participation Agreement dated February 1, 1989 between NYSERDA and The Brooklyn Union Gas Company relating to Adjustable Rate GFRBs, Series 1989A & B (filed as Exhibit 4 to The Brooklyn Union Gas Company's Form 10-K for the year ended September 30, 1992)

4.3-d First  Supplemental  Trust  Indenture  dated  as of May 1,  1992  to Trust
     Indenture dated February 1, 1989 between NYSERDA and Manufacturers Hanover Trust Company, as Trustee, relating to Adjustable Rate GFRBs, Series 1989A & B (filed as Exhibit 4 to The Brooklyn Union Gas Company's Form 10-K for the year ended September 30, 1992)

4.4-a Participation Agreement, dated as of July 1, 1991, between NYSERDA and The
     Brooklyn Union Gas Company relating to the GFRBs Series 1991A and 1991B (filed as Exhibit 4 to The Brooklyn Union Gas Company's Form 10-K for the year ended September 30, 1991)

4.4-b Indenture  of  Trust,  dated  as of  July  1,  1991,  between  NYSERDA and
     Manufacturers Hanover Trust Company, as Trustee, relating to the GFRBs Series 1991A and 1991B (filed as Exhibit 4 to The Brooklyn Union Gas Company's Form 10-K for the year ended September 30, 1991)

4.5-a Participation Agreement, dated as of July 1, 1992, between NYSERDA and The
     Brooklyn Union Gas Company relating to the GFRBs Series 1993A and 1993B (filed as Exhibit 4 to The Brooklyn Union Gas Company's Form 10-K for the year ended September 30, 1992)

4.5-b Indenture of Trust, dated as of July 1, 1992, between NYSERDA and Chemical
     Bank,  as Trustee,  relating to the GFRBs  Series 1993A and 1993B (filed as
     Exhibit 4 to The Brooklyn Union Gas Company Form 10-K for the year ended September 30, 1992)

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

4.9-c Supplemental  Trust Indenture, dated as of January 1, 2000, by and between
     New York State NYSERDA and The Chase Manhattan Bank, as Trustee, relating to the GFRBs 1997 Series A (filed as Exhibit 4.11 to the Company's Form 10-K for the year ended December 31, 1999)

4.10-a Participation Agreement dated as of December 1, 1997 by and between NYSERDA and Long Island Lighting Company relating to the 1997 EFRBs, Series A (filed as Exhibit 10(a) to the Company's Form 10-Q for the quarterly period ended September 30, 1998)

4.10-b Indenture of Trust dated as of December 1, 1997 by and between NYSERDA and The Chase Manhattan Bank, as Trustee, relating to the 1997 Electric Facilities Revenue Bonds (EFRBs), Series A (filed as Exhibit 10(a) to the Company's Form 10-Q for the quarterly period ended September 30, 1998)

4.11-a Participation Agreement, dated as of October 1, 1999, by and between NYSERDA and KeySpan Generation LLC relating to the 1999 Pollution Control Refunding Revenue Bonds, Series A (filed as Exhibit 4.10 to the Company's Form 10-K for the year ended December 31, 1999)

4.11-b Trust Indenture, dated as of October 1, 1999, by and between NYSERDA and The Chase Manhattan Bank, as Trustee, relating to the 1999 Pollution Control Refunding Revenue Bonds, Series A (filed as Exhibit 4.10 to the Company's Form 10-K for the year ended December 31, 1999)

4.12 Indenture dated as of December 1, 1989 between Boston Gas Company and The Bank of New York, Trustee (Filed as Exhibit 4.2 to Boston Gas Company's Form S-3 (File No. 33-31869).

4.13 Agreement of Registration, Appointment and Acceptance dated as of November 18, 1992 among Boston Gas Company, The Bank of New York as Resigning Trustee, and The First National Bank of Boston as Successor Trustee. (Filed as an exhibit to Boston Gas Company's S-3 Registration S (File No. 33-31869))

4.14 Second Amended and Restated First Mortgage Indenture for Colonial Gas Company dated as of June 1, 1992 (filed as Exhibit 4(b) to Colonial Gas Company's Form 10-Q for the quarter ended June 30, 1992)

4.15 First Supplemental Indenture for Colonial Gas Company dated as of June 15, 1992 (filed as Exhibit 4(c) to Colonial Gas Company's Form 10-Q for the quarter ended June 30, 1992)

4.16 Second Supplemental Indenture for Colonial Gas Company dated as of September 27, 1995 (filed as Exhibit 4(c) to Colonial Gas Company's Form 10-K for the fiscal year ended December 31, 1995)

4.17 Amendment to Second Supplemental Indenture for Colonial Gas Company dated as of October 12, 1995 (filed as Exhibit 4(d) to Colonial Gas Company's Form 10-K for the fiscal year ended December 31, 1995)

4.18 Third Supplemental Indenture for Colonial Gas Company dated as of December 15, 1995 (filed as Exhibit 4(f) to Colonial Gas Company's Form S-3 Registration Statement dated January 5, 1998)

4.19 Fourth Supplemental Indenture for Colonial Gas Company dated as of March 1, 1998 (filed as Exhibit 4(l) to Colonial Gas Company's Form 10-Q for the quarter ended March 31, 1998)

4.20 Trust Agreement dated as of June 22, 1990 between Colonial Gas Company (as Trustor) and Shawmut Bank, N.A. (as Trustee) (filed as Exhibit 10(d) to Colonial Gas Company's Form 10-Q for the period ended June 30, 1990)

4.21 Gas Service, Inc. General and Refunding Mortgage Indenture, dated as of June 30, 1987, as amended and supplemented by a First Supplemental Indenture, dated as of October 1, 1988, and by a Second Supplemental Indenture, dated as of August 31, 1989 (filed as Exhibit 4.1 to EnergyNorth, Inc.'s Form 10-K for the fiscal year ended September 30, 1989 (File No. 0-11035)

4.22 Third Supplemental Indenture, dated as of September 1, 1990, to Gas Service, Inc. General and Refunding Mortgage Indenture, dated as of June 30, 1987 (filed as Exhibit 4.2 to EnergyNorth, Inc.'s Form 10-K for the fiscal year ended September 30, 1990 (File No. 0-11035)

4.23 Fourth Supplemental Indenture, dated as of January 10, 1992, to Gas Service, Inc. General and Refunding Mortgage Indenture, dated as of June 30, 1987 (filed as Exhibit 4.3 of EnergyNorth, Inc.'s Form 10-K for the fiscal year ended September 30, 1992 (File No. 0-11035)

4.24 Fifth Supplemental Indenture, dated as of February 1, 1995, to Gas Service, Inc. General and Refunding Mortgage Indenture, dated as of June 30, 1987 (filed as Exhibit 4.4 to EnergyNorth, Inc.'s Form 10-K for the fiscal year ended September 30, 1996 (File No. 1-11441)

4.25 Sixth Supplemental Indenture, dated as of September 15, 1997, to Gas Service, Inc. General and Refunding Mortgage Indenture, dated as of June 30, 1987 (filed as Exhibit 4.5 to EnergyNorth Natural Gas, Inc.'s Amendment No. 1 to Registration Statement on Form S-1, No. 333-32949, dated September 10, 1997)

4.26 Indenture, dated as of March 2, 1998, between The Houston Exploration Company and The Bank of New York, as Trustee, with respect to the 8 5/8% SENIOR Subordinated Notes Due 2008 (including form of 8 5/8% SENIOR Subordinated Note Due 2008) (filed as Exhibit 4.1 to The Houston Exploration Company's Registration Statement on Form S-4 (No. 333-50235)

4.27 Indenture between Midland Enterprises and State Street Bank and Trust Company dated as of April 2, 1990 (filed as Exhibit 2.2 to Midland Enterprises Registration Statement No 333-21120)

4.28 Indenture between Midland Enterprises and The Chase Manhattan Bank dated as of September 29, 1998 (filed as Exhibit 4.2 to Midland Enterprises Registration Statement (File No. 333-61137))

4.29 Indenture dated as of June 1, 1986 between the Company and Centerre Trust Company of St. Louis, Trustee. (Filed as an Exhibit to Essex Gas Company's Registration Statement on Form S-2, filed June 19, 1986, File No. 33-6597).

4.30 Twelfth Supplemental Indenture dated as of December 1, 1990, providing for a 10.10 percent Series due 2020. (Filed as Exhibit 4-14 to Essex Gas Company's Form 10-Q for the quarter ended February 28, 1991).

4.31 Fifteenth Supplemental Indenture dated as of December 1, 1996 providing for a 7.28 percent Series due 2017. (Filed as Exhibit 4.5 to the Essex Gas Company's Form 10-Q for the quarter ended February 28, 1997).

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

10.19**  Employment  Agreement  dated  September 10, 1998,  between  KeySpan and
     Robert B. Catell (filed as Exhibit (10)(b) to the Company's Form 10-Q for the quarterly period ended September 30, 1998)

10.20** Amendment  dated as of February 24, 2000,  to the  Employment  Agreement
     dated  September 10, 1998,  between  KeySpan and Robert B. Catell (filed as
     Exhibit  10.12-a to the Company's Form 10-K for the year ended December 31,
     2000)

10.21** Employment  Agreement effective as of March 1, 2001, between KeySpan and
     Craig G. Matthews (filed as Exhibit 10.13 to the Company's Form 10-K for the year ended December 31, 2000)

10.22** Employment  Agreement effective as of July 29, 1999, between KeySpan and
     Gerald Luterman (filed as Exhibit 10.10 to the Company's Form 10-K for the year ended December 31, 1999)

10.23** Employment  Agreement dated as of November 8, 2000,  between KeySpan and
     Chester R. Messer (filed as Exhibit 10.15 to the Company's Form 10-K for the year ended December 31, 2000)

10.24** Change of Control  Agreement  dated as of September  22,  1999,  between
     Eastern, Boston Gas Company and Chester R. Messer (filed as Exhibit 10.11.5 to Eastern's Form 10-Q for the quarterly period ended September 30, 1999, File No. 1-2297).

10.25** Employment  Agreement  dated as of November 8, 2000 between  KeySpan and
     Joseph A. Bodanza (filed as Exhibit 10.17 to the Company's Form 10-K for the year ended December 31, 2000)

10.26** Change of Control  Agreement  dated as of September  22,  1999,  between
     Eastern, Boston Gas Company and Joseph A. Bodanza (filed as Exhibit 10.18 to the Company's Form 10-K for the year ended December 31, 2000)

10.27*  **  Amended Directors' Deferred Compensation Plan

10.28** Corporate Annual  Incentive  Compensation and Gainsharing Plan (filed as
     Exhibit  10.20 to the Company's  Form 10-K for the year ended  December 31,
     2000)

10.29** Senior  Executive  Change of  Control  Severance  Plan  effective  as of
     October 30, 1998 (filed as Exhibit 10.20 to the Company's Form 10-K for the year ended December 31, 1998)

10.30** KeySpan's Amended Long Term Performance Incentive Compensation Plan effective May 20, 1999 (filed as Exhibit A to the Company's 2001 Proxy Statement on March 23, 2001)

10.31 Rights Agreement dated March 30, 1999, between the KeySpan and the Rights Agent (filed as Exhibit 4 to the Company's Form 8-K, on March 30, 1999)

10.32 Generating Plant and Gas Turbine Asset Purchase and Sale Agreement for Ravenswood for Ravenswood Generating Plants and Gas Turbines dated January 28, 1999, between the KeySpan and Consolidated Edison Company of New York, Inc. (filed as Exhibit 10(a) to the Company's Form 10-Q for the quarterly period ended March 31, 1999)

10.33 Lease Agreement dated June 9, 1999, between KeySpan-Ravenswood, Inc. and LIC Funding, Limited Partnership (filed as Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended June 30, 1999)

10.34 Guaranty dated June 9, 1999, from the KeySpan in favor of LIC Funding, Limited Partnership (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended June 30, 1999)

10.35 Redacted Gas Resource Portfolio Management and Gas Sales Agreement between Boston Gas Company, Colonial Gas Company, Essex Gas Company (collectively, KEDNE) and El Paso Energy Marketing Company dated as of September 14, 1999, as amended (filed as Exhibit 10.1 to Eastern Enterprises Form 10-K for the period ended December 31, 1999)

10.36-a Restated Exploration Agreement between The Houston Exploration Company and KeySpan Exploration and Production, L.L.C., dated June 30, 2000, (filed as Exhibit 10.1 to The Houston Exploration Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 001-11899)

10.36-b  Exploration  Agreement  between  The  Houston  Exploration  Company and
     KeySpan Exploration and Production,  L.L.C., dated March 15,1999, (filed as
     Exhibit 10.1 to The Houston Exploration Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 001-11899) and incorporated by reference)

10.36-c  First  Amendment  to the  Exploration  Agreement  between  The  Houston
     Exploration Company and KeySpan Exploration and Production, L.L.C. dated November 3, 1999 (filed as Exhibit 10.19 to The Houston Exploration Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 001-11899) and incorporated by reference )

10.37-a* Credit Agreement among KeySpan Energy  Development Co.,  Borrower,  the
     Several Lenders' and Royal Bank of Canada, Administrative Agent, dated July 29, 1999

10.37-b* First  Amending  Agreement  dated as of October  13, 2000 to the Credit
     Agreement among KeySpan Energy Development Co., Borrower, the Several Lenders' and Royal Bank of Canada, Administrative Agent dated July 29, 1999

10.37-c* Second  Amending  Agreement dated as of December 15, 2000 to the Credit
     Agreement among KeySpan Energy Development Co., Borrower, the Several Lenders' and Royal Bank of Canada, Administrative Agent dated July 29, 1999

10.38*  Guarantee  Agreement  by  KeySpan  Corporation  in favor of the  Several
     Lenders to KeySpan Energy Development Co. dated as of July 29, 1999

12* Computation in support of ratio of earnings to fixed charges and ratio of combined fixed charges and dividends

21*  Subsidiaries of the Registrant

23.1* Consent of Arthur Andersen LLP, Independent Auditors

23.2* Consent of Netherland,  Sewell & Associates,  Inc.,  Independent Petroleum
     Consultants

23.3* Consent of Miller and Lents, Ltd., Independent Petroleum Consultants

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

99.* Letter pursuant to Temporary Note 3T to Article 3 of Regulation S-X

* Filed herewith

** Management Contract or Compensation Plan

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               KEYSPAN CORPORATION



March 27, 2001                             By: /S/Gerald Luterman
                                                ----------------------
                                                Gerald Luterman
                                                Executive Vice President and
                                                Chief Financial Officer


March 27, 2001                             By: /S/Ronald S. Jendras
                                               --------------------
                                                Ronald S. Jendras
                                                Vice President, Controller and
                                                Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2001.




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