Form 10-Q
period 2002-03-31
KEYSPAN CORP
filed 2002-04-26
CIK 1062379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    Form 10-Q
(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 2002
                               -------------------------------------------------
                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
EXCHANGE ACT OF 1934

For the transition period from                      to
                               ---------------------   ------------------------

                         Commission file number 1-14161
                                    --------

                               KEYSPAN CORPORATION
                              ---------------------
             (Exact name of Registrant as specified in its charter)

         New York                                          11-3431358
--------------------------------            ------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class of Common Stock                          Outstanding at April 17, 2002
---------------------------                      ------------------------------
      $.01 par value                                      140,722,725

                      KEYSPAN CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----

                         Part I.   FINANCIAL INFORMATION                Page No.
                                                                        --------

Item 1. Financial Statements

           Consolidated Balance Sheet -
           March 31, 2002 and December 31, 2001                             3

           Consolidated Statement of Income -
           Three Months Ended March 31, 2002 and 2001                       5

           Consolidated Statement of Cash Flows -
           Three Months Ended March 31, 2002 and 2001                       6

           Notes to Consolidated Financial Statements                       7

Item 2. Management's Discussion and Analysis Of Financial
           Condition and Results of Operations                             23

Item 3. Quantitative and Qualitative Disclosures
           About Market Risk                                               43

                           Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                  46

Item 6. Exhibits and Reports on Form 8-K                                   47

Signatures                                                                 48

                                                      CONSOLIDATED BALANCE SHEET
                                                                (Unaudited)
                                                       (In Thousands of Dollars)


                                                                              March 31, 2002                    December 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
    Cash and cash equivalents                                          $                 190,701       $                  159,252
    Customer accounts receivable                                                       1,576,142                        1,344,898
    Allowance for uncollectible accounts                                                 (86,839)                         (72,299)
    Gas in storage, at average cost                                                      155,043                          334,999
    Materials and supplies, at average cost                                              104,548                          105,693
    Other                                                                                 90,848                          125,944
                                                                       -------------------------        -------------------------
                                                                                       2,030,443                        1,998,487
                                                                       -------------------------        -------------------------

Assets Held for Disposal                                                                 191,055                          191,055
Equity Investments and Other                                                             230,503                          223,249
                                                                       -------------------------        -------------------------

Property
    Gas                                                                                5,783,612                        5,704,857
    Electric                                                                           1,703,568                        1,629,768
    Other                                                                                416,206                          400,643
    Accumulated depreciation                                                          (2,588,247)                      (2,533,466)
    Gas exploration and production, at cost                                            2,245,842                        2,200,851
    Accumulated depletion                                                               (838,198)                        (796,722)
                                                                       -------------------------        -------------------------
                                                                                       6,722,783                        6,605,931
                                                                       -------------------------        -------------------------

Deferred Charges
    Regulatory assets                                                                    448,873                          458,191
    Goodwill, net of amortization                                                      1,785,340                        1,782,826
    Other                                                                                454,473                          529,867
                                                                       -------------------------        -------------------------
                                                                                       2,688,686                        2,770,884
                                                                       -------------------------        -------------------------

Total Assets                                                           $              11,863,470        $              11,789,606
                                                                       =========================        =========================



        See accompanying Notes to the Consolidated Financial Statements.

                                                      CONSOLIDATED BALANCE SHEET
                                                              (Unaudited)
                                                      (In Thousands of Dollars)


                                                                              March 31, 2002                    December 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND CAPITALIZATION

Current Liabilities
    Current redemption of long term debt                              $                     1,478      $                     993
    Accounts payable and accrued expenses                                                 761,534                      1,091,430
    Commercial paper                                                                    1,038,503                      1,048,450
    Dividends payable                                                                      63,606                         63,442
    Taxes accrued                                                                          84,676                         50,281
    Customer deposits                                                                      36,460                         36,151
    Interest accrued                                                                      137,836                         93,962
                                                                       --------------------------       ------------------------
                                                                                        2,124,093                      2,384,709
                                                                       --------------------------       ------------------------

Deferred Credits and Other Liabilities
    Regulatory liabilities                                                                 46,107                         39,442
    Deferred income tax                                                                   784,669                        598,072
    Postretirement benefits and other reserves                                            712,158                        694,680
    Other                                                                                 185,780                        207,992
                                                                       --------------------------       ------------------------
                                                                                        1,728,714                      1,540,186
                                                                       --------------------------       ------------------------

Capitalization
    Common stock, $.01 par value, authorized
       450,000,000 shares; outstanding 140,570,579 and
       137,251,386 shares stated at                                                     2,991,307                      2,995,797
    Retained earnings                                                                     602,990                        452,206
    Other comprehensive income                                                            (30,475)                         4,483
    Treasury stock purchased                                                             (527,826)                      (561,884)
                                                                       --------------------------       ------------------------
      Total common shareholders' equity                                                 3,035,996                      2,890,602
    Preferred stock                                                                        84,077                         84,077
    Long-term debt                                                                      4,693,403                      4,697,649
                                                                       --------------------------       ------------------------
Total Capitalization                                                                    7,813,476                      7,672,328
                                                                       --------------------------       ------------------------

Minority Interest in Subsidiary Companies                                                 197,187                        192,383
                                                                       --------------------------       ------------------------
Total Liabilities and Capitalization                                   $               11,863,470       $             11,789,606
                                                                       ==========================       ========================


        See accompanying Notes to the Consolidated Financial Statements.

                                                   CONSOLIDATED STATEMENT OF INCOME
                                                             (Unaudited)
                                         (In Thousands of Dollars, Except Per Share Amounts)

                                                                      Three Months Ended        Three Months Ended
                                                                        March 31, 2002            March 31, 2001
----------------------------------------------------------------------------------------------------------------------
Revenues
Gas Distribution                                                  $              1,222,966   $               1,753,644
Electric Services                                                                  314,685                     343,371
Energy Services                                                                    241,559                     319,093
Gas Exploration                                                                     74,714                     132,011
Energy Investments                                                                  17,636                      26,969
                                                                  ------------------------   -------------------------
Total Revenues                                                                   1,871,560                   2,575,088
                                                                  ------------------------   -------------------------
Operating Expenses
Purchased gas for resale                                                           649,360                   1,197,349
Fuel and purchased power                                                            84,372                     143,300
Operations and maintenance                                                         493,563                     503,883
Depreciation, depletion and amortization                                           125,997                     131,164
Operating taxes                                                                    120,391                     141,990
                                                                  ------------------------   -------------------------
Total Operating Expenses                                                         1,473,683                   2,117,686
                                                                  ------------------------   -------------------------

Operating Income                                                                   397,877                     457,402
                                                                  ------------------------   -------------------------

Other Income and (Deductions)
Minority interest                                                                   (4,431)                    (15,411)
Other income                                                                        12,617                      20,113
                                                                  ------------------------   -------------------------
Total Other Income                                                                   8,186                       4,702
                                                                  ------------------------   -------------------------
Income Before Interest Charges
  and Income Taxes                                                                 406,063                     462,104
                                                                  ------------------------   -------------------------
Interest Charges                                                                    72,612                      93,303
                                                                  ------------------------   -------------------------
Income Taxes
    Current                                                                        (84,159)                    110,743
    Deferred                                                                       202,979                      33,944
                                                                  ------------------------   -------------------------
Total Income Taxes                                                                 118,820                     144,687
                                                                  ------------------------   -------------------------
Net Income                                                                         214,631                     224,114
Preferred stock dividend requirements                                                1,476                       1,476
                                                                  ------------------------   -------------------------
Earnings from Continuing Operations                                                213,155                     222,638
Income from Discontinued Operations                                                      -                         661
                                                                  ------------------------   -------------------------
Earnings for Common Stock                                         $                213,155   $                 223,299
                                                                  ========================   =========================
Basic Earnings Per Share from Continuing Operations                                   1.52                        1.63
Basic Earnings Per Share from Discontinued Operations                                    -                           -
                                                                  ------------------------   -------------------------
Basic Earnings Per Share                                          $                   1.52   $                    1.63
                                                                  ========================   =========================
Diluted Earnings Per Share                                        $                   1.51   $                    1.61
                                                                  ========================   =========================
Average Common Shares Outstanding (000)                                            140,039                     136,961
Average Common Shares Outstanding - Diluted (000)                                  141,012                     138,503


        See accompanying Notes to the Consolidated Financial Statements.

                                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                                             (Unaudited)
                                                      (In Thousands of Dollars)

                                                                            Three Months                  Three Months
                                                                               Ended                          Ended
                                                                           March 31, 2002                March 31, 2001
---------------------------------------------------------------------------------------------------------------------------

Operating Activities
Net Income                                                           $               214,631   $             224,114
Adjustments to reconcile net income to  net cash
provided by (used in) operating activities
    Depreciation, depletion and amortization                                         125,997                 131,164
    Deferred income tax                                                              202,979                  33,944
    Income from equity investments                                                    (4,154)                 (3,956)
Changes in assets and liabilities
    Accounts receivable                                                             (216,704)               (140,655)
    Materials and supplies, fuel oil and gas in storage                              181,101                 215,626
    Accounts payable and accrued expenses                                           (295,501)               (405,816)
    Interest accrued                                                                  43,874                  43,124
    Other                                                                             80,326                 125,182
                                                                     -----------------------   ---------------------
Net Cash Provided by Operating Activities                                            332,549                 222,727
                                                                     -----------------------   ---------------------
Investing Activities
Capital expenditures                                                                (244,153)               (125,909)
Proceeds from sale of assets                                                               -                  18,458
Other                                                                                      -                  (1,268)
                                                                     -----------------------   ---------------------
Net Cash Used in Investing Activities                                               (244,153)               (108,719)
                                                                     -----------------------   ---------------------
Financing Activities
Issuance of treasury stock                                                            34,058                  30,292
Issuance of long-term debt                                                            10,401                 182,000
Payment of long-term debt                                                            (25,356)               (102,000)
Issuance / (Payment) of commercial paper                                              (9,947)               (160,407)
Preferred stock dividends paid                                                        (1,476)                 (1,476)
Common stock dividends paid                                                          (62,207)                (61,215)
Other                                                                                 (2,420)                   (461)
                                                                     -----------------------   ---------------------
Net Cash (Used in) Financing Activities                                              (56,947)               (113,267)
                                                                     -----------------------   ---------------------
Net increase  in Cash  and Cash Equivalents                          $                31,449   $                 741
                                                                     =======================   =====================
Cash and cash equivalents at beginning of period                     $               159,252   $              83,329
Net increase  in cash and cash equivalents                                            31,449                     741
                                                                     -----------------------   ---------------------
Cash and Cash Equivalents at End of Period                           $               190,701   $              84,070
                                                                     =======================   =====================

Cash equivalents are short-term marketable securities purchased with maturities of three months or less that were carried at cost which approximates fair value.

        See accompanying Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

1.    BASIS OF PRESENTATION

In our opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly our financial position as of March 31, 2002, and the results of our operations for the three months ended March 31, 2002 and March 31, 2001, as well as cash flows for the three months ended March 31, 2002 and March 31, 2001. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2001. The December 31, 2001 financial statement information has been derived from the 2001 audited financial statements. Income from interim periods may not be indicative of future results. Certain reclassifications were made to conform prior period financial statements with the current period financial statement presentation. Other than as noted, adjustments were of a normal, recurring nature.

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

Under the requirements of Statement of Financial  Accounting  Standards  (SFAS")
No. 128, "Earnings Per Share" our basic and diluted EPS are as follows:
                                                                                   (In Thousands of Dollars, Except Per Share)
-------------------------------------------------------------------------------------------------------------------------------
                                                                            Three Months Ended          Three Months Ended
                                                                              March 31, 2002              March 31, 2001
----------------------------------------------------------------------  --------------------------- ---------------------------
Earnings for common stock                                               $                   213,155 $                   223,299
   Interest savings on convertible preferred stock                                              142                         142
   Houston Exploration dilution (options)                                                       (96)                       (569)
----------------------------------------------------------------------  --------------------------- ---------------------------
Earnings for common stock - adjusted                                                        213,201                     222,872
----------------------------------------------------------------------  --------------------------- ---------------------------
Weighted average shares outstanding (000)                                                   140,039                     136,961
Add dilutive securities:
    Options                                                                                     729                       1,298

    Convertible preferred stock                                                                 244                         244
----------------------------------------------------------------------  --------------------------- ---------------------------
Total weighted average shares outstanding - assuming dilution                               141,012                     138,503
----------------------------------------------------------------------  --------------------------- ---------------------------
Basic Earnings (Loss) Per Share                                         $                      1.52 $                      1.63
----------------------------------------------------------------------  --------------------------- ---------------------------
Diluted Earnings Per Share                                              $                      1.51 $                      1.61
----------------------------------------------------------------------  --------------------------- ---------------------------

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

The Electric Services segment consists of subsidiaries that: operate the electric transmission and distribution system owned by LIPA; own and provide capacity to and produce energy for LIPA from our generating facilities located on Long Island; and manage fuel supplies for LIPA to fuel our Long Island generating facilities. These services are provided in accordance with long-term service contracts having remaining terms that range from six to twelve years. The Electric Services segment also includes subsidiaries that own, lease and operate the 2,200 megawatt Ravenswood electric generation facility ("Ravenswood facility"), located in Queens, New York. We sell all of the energy, capacity and ancillary services related to the Ravenswood facility to the New York Independent System Operator ("NYISO") energy markets. Currently, our primary electric generation customers are LIPA and the NYISO energy markets.

The Energy Services segment includes companies that provide energy-related services to customers located within the New York City metropolitan area, as well as, Rhode Island, Pennsylvania, Massachusetts and New Hampshire, through the following three lines of business: (i) Home Energy Services, which provides residential customers with service and maintenance of energy systems and appliances, as well as the retail marketing of natural gas and electricity to residential  and small  commercial  customers;  (ii) Business  Solutions,  which provides professional engineering-consulting and design of energy systems for commercial and industrial customers, including installation of plumbing, heating, ventilation and air conditioning equipment; and (iii) Fiber Optic Services, which provides various services to carriers of voice and data transmission on Long Island and in New York City.

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

Subsidiaries in this segment also hold a 20% equity interest in the Iroquois Gas Transmission System LP, a pipeline that transports Canadian gas supply to markets in the Northeastern United States; a 50% interest in the Premier Transmission Pipeline and a 24.5% interest in Phoenix Natural Gas, both in Northern Ireland; and investments in certain midstream natural gas assets in Western Canada through KeySpan Canada. With the exception of KeySpan Canada, which is consolidated in our financial statements, these subsidiaries are accounted for under the equity method. Accordingly, equity income from these investments is reflected in Other Income and (Deductions) in the Consolidated Statement of Income.

The accounting policies of the segments are the same as those used for the preparation of the Consolidated Financial Statements. Our segments are strategic business units that are managed separately because of their different operating and regulatory environments. Operating results of our segments are evaluated by management on a earnings before interest and taxes ("EBIT") basis. At March 31, 2002, the total assets of each reportable segment have not changed materially from those levels reported at December 31, 2001. In the first quarter of 2002, we reclassified KeySpan Energy Supply, a subsidiary that provides management and procurement services for fuel supply and management of energy sales, primarily for and from the Ravenswood facility, from the Energy Services segment to the Electric Services segment. We also reclassified the first quarter of 2001to reflect this change. Due to the anticipated sale of Midland Enterprises Inc., our marine barge business, this subsidiary is reported as discontinued operations in 2002 and 2001. The reportable segment information, excluding Midland, is as follows:

                                                                                                   (In Thousands of Dollars)
------------------------------------------------------------------------------------------------------------------------------------
                                                                            Energy Investments
                                                                     ------------------------------
                                Gas          Electric      Energy    Gas Exploration        Other
                            Distribution     Services     Services    and Production     Investments    Eliminations    Consolidated
-------------------------- --------------- ------------- ---------- ------------------ --------------- -------------- --------------
Three Months Ended
March 31, 2002

Unaffiliated Revenue          1,222,966        314,685    241,559         74,714          17,636               -        1,871,560
Intersegment Revenue                  -             25          -              -               -            (25)                -
Earnings Before Interest        329,654         65,647    (9,198)         15,672           4,894           (606)          406,063
  and Taxes


Three Months Ended
March 31, 2001

Unaffiliated Revenue          1,753,644        343,371    319,093        132,011          26,969               -        2,575,088
Intersegment Revenue                  -             25          -              -               -            (25)                -
Earnings Before Interest        330,681         65,581    (6,379)         65,516           9,253         (2,548)          462,104
  and Taxes
-------------------------- --------------- ------------- ---------- ------------------  -------------- -------------- --------------

Eliminating items include intercompany interest income and expense, the elimination of certain intercompany accounts, as well as activities of our corporate and administrative areas.

Electric Services revenues from the NYISO and LIPA of $314.7 million and $343.4 million for the three months ended March 31, 2002 and 2001 represent approximately 17% and 13% of our consolidated revenues, respectively.

3. COMPREHENSIVE INCOME

The table below indicates the components of comprehensive income.

                                                                                               (In Thousands of Dollars)
--------------------------------------------------------------------------------------------------------------------------
                                                                   Three Months                     Three Months
                                                                       Ended                           Ended
                                                                  March 31, 2002                   March 31, 2001
---------------------------------------------------------  -----------------------------  --------------------------------
Net Income                                                 $                     214,631  $                        224,775
---------------------------------------------------------  -----------------------------  --------------------------------
Other comprehensive income (loss), net of tax
    Net (gains) losses on derivative instruments                                 (7,287)                            13,608
    Reclassification adjustment for other gains
         reclassified to net income                                                    -                           (3,242)
    Foreign currency translation adjustments                                     (1,713)                           (9,682)
   Unrealized gains ( losses) on marketable securities                           (1,041)                             2,617
   Accrued unfunded pension obligation                                           (1,132)                                 -
   Unrealized gains (losses) on derivative
        financial  instruments                                                  (23,785)                          (12,657)
---------------------------------------------------------  -----------------------------  --------------------------------
Other comprehensive income (loss)                                               (34,958)                           (9,356)
---------------------------------------------------------  -----------------------------  --------------------------------
Comprehensive income                                       $                     179,673  $                        215,419
---------------------------------------------------------  -----------------------------  --------------------------------
Related tax (benefit) expense
    Net (gains) losses on derivative instruments                                 (3,924)                             7,328
    Reclassification adjustment for other gains
           reclassified to net income                                                  -                           (1,746)
    Foreign currency translation adjustments                                       (923)                           (5,213)
    Unrealized gains (losses) on marketable securities                             (560)                             1,409
   Accrued unfunded pension obligation                                             (610)                                 -
    Unrealized gains (losses) on derivative
         financial  instruments                                                 (12,807)                           (6,816)
---------------------------------------------------------  -----------------------------  --------------------------------
Total tax expense (benefit)                                $                    (18,824)  $                        (5,038)
---------------------------------------------------------  -----------------------------  --------------------------------


4.    ENVIRONMENTAL MATTERS

New York Sites. Within the State of New York we have identified 28 manufactured gas plant ("MGP") sites and related facilities which were historically owned or operated by KeySpan subsidiaries or such companies' predecessors. Twenty seven of these former sites, some of which are no longer owned by us, were associated with our regulated gas businesses, KEDNY and KEDLI, and have been identified to both the Department of Environmental Conservation ("DEC") for inclusion on appropriate site inventories and listing with the New York Public Service Commission ("NYPSC"). The remaining former MGP site was acquired when we purchased the Ravenswood facility from Consolidated Edison Company of New York. Thirteen sites are currently the subject of Administrative Orders on Consent ("ACOs") with the DEC.

We presently estimate the remaining  environmental  cleanup cost of our New York
MGP sites will be $154.2 million, which amount has been accrued by us as a reasonable estimate of probable cost for known sites. Expenditures incurred to date by us with respect to these MGP-related activities total $37.1 million.

With respect to remediation costs, the KEDNY and KEDLI rate plans generally provide for the recovery of investigation and remediation costs. Under prior rate orders, KEDNY has offset certain monies due to ratepayers against its estimated environmental cleanup costs for MGP sites. At March 31, 2002, we have reflected a regulatory asset of $122.5 million for our New York/Long Island MGP sites.

We are also responsible for environmental obligations associated with the Ravenswood electric generating facility. The extent of our liability does not include liabilities arising from disposal of waste at off-site locations prior to the acquisition closing and any monetary fines arising from Consolidated Edison's pre-closing conduct. Based on information currently available for environmental contingencies related to the Ravenswood facility acquisition, we have accrued a $5 million liability.

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

We presently estimate the remaining cost of New England MGP-related environmental cleanup activities will be $52.8 million, which amount has been accrued by us as a reasonable estimate of probable cost for known sites. Expenditures incurred since November 8, 2000 with respect to these MGP-related activities total $14.7 million.

The Massachusetts Department of Telecommunications and Energy and the New Hampshire Public Utilities Commission have issued rate orders which provide for the recovery of site investigation and remediation costs, and accordingly, at March 31, 2002, we have reflected a regulatory asset of $63.6 million for the KEDNE MGP sites. Colonial Gas Company and Essex Gas Company are not subject to the provisions of Statement of Financial Accounting Standards ("SFAS") 71 "Accounting for the Effects of Certain Types of Regulation" and therefore have recorded no regulatory assets. However, rate plans currently in effect for these subsidiaries provide for the recovery of investigation and remediation costs.

Eastern Enterprises Sites. We are aware of three non-utility sites associated with the historic operations of Eastern Enterprises, for which we may have or share environmental remediation responsibility or ongoing maintenance: the former Philadelphia Coke site located in Pennsylvania; the former Connecticut Coke site located in New Haven, Connecticut; and the former Everett Coal Tar Processing Facility (the "Everett Facility") located in Massachusetts.

The Everett Facility is the principle site. Honeywell International, Inc. and Beazer East, Inc. (both former owners and operators of the Everett Facility), together with KeySpan have entered into an ACO with the Massachusetts Department of Environmental Protection for the investigation and development of a remedial response plan for the site.

We presently estimate the remaining cost of our environmental cleanup activities for the three non- utility sites will be approximately $42.1 million, which amount has been accrued by us a reasonable estimate of probable costs for known sites; however the actual remediation cost for these sites may be substantially higher. Expenditures incurred since November 8, 2000 with respect to these sites total $0.4 million.

We believe that in the aggregate, the accrued liability for investigation and remediation of the New York and New England sites and related facilities identified above are reasonable estimates of likely cost within a range of reasonable, foreseeable costs. We may be required to investigate and, if necessary, remediate each of these, or other currently unknown, former sites and related facility sites, the cost of which is not presently determinable but may be material to our financial position, results of operations or liquidity. Remediation costs for each site may be materially higher than noted, depending upon remediation experience, selected end use for each site, and actual environmental conditions encountered.

See our Annual  Report on Form 10-K for the year ended  December 31, 2001 Note 8
to  those  Consolidated  Financial  Statements   "Contractual   Obligations  and
Contingencies" for further information on environmental matters.

5. LONG-TERM DEBT

At December 31, 2001 we had an existing $1 billion shelf registration statement on file with the Securities and Exchange Commission ("SEC"), with $500 million available for issuance. In February 2002, we updated our shelf registration for the issuance of an additional $1.2 billion of securities, thereby giving us the ability to issue up to $1.7 billion of debt, equity or various forms of preferred stock. Currently, we have the authority under PUHCA to issue up to $1.0 billion of this amount. We have filed an application with the SEC for additional authorization.

6. DERIVATIVE FINANCIAL INSTRUMENTS

Commodity Contracts and Electric Derivative Instruments: From time to time we utilize derivative financial instruments, such as futures, options and swaps, for the purpose of hedging exposure to commodity price risk and to fix the selling price on a portion of our peak electric energy sales. Our hedging objectives and strategies have remained substantially unchanged from year-end.

Houston Exploration utilizes collars, as well as, over- the- counter ("OTC") swaps to hedge future sales prices on a portion of its natural gas production to achieve a more predictable cash flow and reduce its exposure to adverse price fluctuations of natural gas. As of March 31 2002, Houston Exploration has hedged approximately 65% of its estimated 2002 yearly production and 20% of its estimated 2003 yearly production. Houston Exploration uses standard New York Mercantile Exchange ("NYMEX") futures prices and published volatility in its Black-Scholes calculation to value its outstanding derivatives. Houston Exploration recorded a benefit of $17.0 million in Revenues for derivative instruments that settled during the first quarter of 2002.

We also employ standard NYMEX gas futures contracts, as well as oil swap derivative contracts to fix the purchase price for a portion of the fuel used at the Ravenswood facility. We use standard NYMEX futures prices to value the gas futures contracts and industry published oil indices for number 6 grade fuel oil to value the oil swap contracts. These contracts extend through 2003. During the first quarter of 2002, we realized a loss of $3.5 million on the settlement of derivative instruments and recorded this loss as an increase to Fuel and Purchased Power expense.

Our gas and electric marketing subsidiary, as well as our gas distribution operations, have fixed rate gas sales contracts and utilize standard NYMEX futures contracts to lock-in a price for future natural gas purchases. We use standard NYMEX futures prices to value the outstanding contracts. During the first quarter of 2002, we realized a loss of $7.8 million on derivatives that settled during this period and recorded this loss as an increase to Purchased Gas for Resale.

We have also engaged in the use of derivative swap instruments to fix the selling price on a portion of our estimated 2002 summer and winter peak electric energy sales from the Ravenswood facility to protect against a potential degradation in market prices. We have financially settled tolling arrangements under which we have effectively "locked-in" a profit on a portion of 2002 sales. We currently have hedge positions for approximately 50% of our estimated 2002 summer peak electric profits from the Ravenswood facility. We use NYISO-location zone published indices and standard NYMEX prices to value these outstanding derivatives. During the first quarter of 2002, we realized a gain of $5.6 million on the settlement of certain derivative instruments and recorded this gain in Revenues. Further, KeySpan Canada employs electric swap contracts to lock-in the purchase price on the purchase of electricity needed to operate its gas processing plants. These contracts are not exchange traded and we use local published indices to value these outstanding options. We realized a loss of $0.4 million on the settlement of certain swap derivative instruments.

All of our commodity contracts and electric derivative instruments detailed above are cash-flow hedges and qualify for hedge accounting. Periodic changes in the market value of derivatives which meet the definition of a cash-flow hedge are recorded as comprehensive income, subject to effectiveness, and then included in net income to match the underlying hedged transactions.

The following tables set forth selected financial data associated with these derivative financial instruments noted above that were outstanding at March 31, 2002.

                             Year of        Volumes                                         Fixed           Current       Fair Value
       Type of Contract     Maturity          mmcf         Floor $       Ceiling $         Price $          Price $         ($000)
-------------------------  ------------  -------------- -------------  --------------  ---------------  ---------------  -----------
              Gas
Collars                       2002           44,000         3.56            5.14              -           3.28 - 3.87        13,869
                              2003            7,300         3.30            4.07              -           3.49 - 3.97        (1,023)
Swaps -Short Natural Gas      2002            8,250           -              -              3.01          3.28 - 3.87        (3,674)
                              2003           14,600           -              -              3.19          3.49 - 3.97        (7,043)
Swaps - Long Natural Gas      2002            6,920           -              -           2.24 - 3.72      3.28 - 3.87         2,460
                              2003            2,070           -              -           3.08 - 3.77      3.49 - 3.97           613
-------------------------  ------------  -------------- -------------  --------------  ---------------  ---------------  -----------
                                             83,140                                                                           5,202
-------------------------  ------------  -------------- -------------  --------------  ---------------  ---------------  -----------

                                     Year of           Volumes                                                            Fair Value
       Type of Contract             Maturity           Barrels            Fixed Price $            Current Price $          ($000)
------------------------------  -----------------  ----------------- ------------------------  ----------------------  -------------
             Oil
Swaps - Long Fuel Oil                 2002               191,438          19.85 - 26.40            22.70 - 24.55               420
                                      2003               345,389          20.02 - 26.72            21.84 - 23.06               132
------------------------------  -----------------  ----------------- ------------------------  ----------------------  -------------
                                                         536,827                                                               552
------------------------------  -----------------  ----------------- ------------------------  ----------------------  -------------


                            Year of                                                    Current         Estimated        Fair Value
    Type of Contract        Maturity         MWh            Fixed Profit /Price $      Price $         Profit $           ($000)
-----------------------  -------------- ----------------  ------------------------- -------------  -----------------  -------------
       Electricity
Tolling Arrangements          2002           624,000             4.75 - 47.50              -          1.00 - 51.62              825
Swaps                         2002            58,752            54.84 - 57.03           31.39              -                 (1,380)
                              2003            70,080            54.84 - 57.03           29.69              -                 (1,765)
-----------------------  -------------- ----------------  ------------------------- -------------  -----------------  -------------
                                             752,832                                                                         (2,320)
-----------------------  -------------- ----------------  ------------------------- -------------  -----------------  -------------

Non-firm Gas Sales Derivative Instruments: Utility tariffs applicable to certain large-volume customers permit gas to be sold at prices established monthly within a specified range expressed as a percentage of prevailing alternate fuel oil prices. We use gas swap contracts, with offsetting positions in oil swap contracts of equivalent energy value, with third parties to hedge the cash flow variability of specified portions of gas purchases and sales. All positions that were outstanding at December 31, 2001 settled during the first quarter of 2002.

The final settlement of these positions during the first quarter of 2002 did not have a material effect on our results of operations. We intend to enter into additional derivative instruments of this nature during 2002 if market conditions so warrant.

Firm Gas Sales Derivative Instruments - Regulated Utilities: We utilize derivative financial instruments to "lock-in" the purchase price for a portion of our future natural gas purchases. Our strategy is to minimize fluctuations in firm gas sales prices to our regulated firm gas sales customers in our New York service territory. All positions that were outstanding at December 31, 2001 settled during the first quarter of 2002. Since these derivative instruments were not designed as hedges and were employed to support our gas sales prices to regulated firm gas sales customers, the accounting for these derivative instruments was subject to SFAS 71. Therefore, changes in the market value of these derivatives were recorded as a Regulatory Asset or Regulatory Liability on the Consolidated Balance Sheet. Gains or losses on the settlement of these contracts were initially deferred and then refunded to or collected from our firm gas sales customers during the appropriate winter heating season consistent with regulatory requirements. We intend to enter into additional derivative instruments of this nature for the remainder of 2002 if market conditions so warrant.

Interest Rate Swaps: We also have interest rate swap agreements in which approximately $1.4 billion of fixed rate debt have effectively been changed to floating rate debt. For the term of the agreements, we will receive the fixed coupon rate associated with these bonds and pay the counter parties a variable interest rate that is reset on a weekly and/or quarterly basis as appropriate. These bonds are fair- value hedges and qualify for hedge accounting. The swap agreements associated with the Medium Term Notes, as displayed in the table below, qualify for "short-cut" hedge accounting treatment under SFAS 133. The fair-value hedge associated with a Gas Facilities Revenue Bond does not qualify for "short-cut" hedge accounting treatment. Through the utilization of our interest rate swap agreements, we reduced recorded interest expense by $11.6 million during the first quarter of 2002. Further, we recorded a first quarter benefit of $1.3 million as a result of the fair value measurements. The fair values of these derivative instruments are provided to us by third party appraisers and represent the present value of future cash-flows based on a forward interest rate curve for the life of the derivative instrument. The fair values at March 31, 2002, as indicated in the table below, reflect an assumption of higher interest rates in the future.

The table below summarizes selected financial data associated with these derivative financial instruments that were outstanding at March 31, 2002.

                                                                                                     Average
                                     Maturity Date of       Notional Amount      Fixed Rate       Variable Rate        Fair Value
                Bond                       Swaps                ($000)            Received             Paid              ($000)
----------------------------------  -------------------  -------------------- ----------------  ------------------  ----------------
Gas Facilities Revenue Bonds                  2024                  90,000        5.540%             1.270%                   10
Medium Term Notes                             2010                 500,000        7.625%             4.320%               (6,327)
Medium Term Notes                             2006                 500,000        6.150%             3.680%              (13,985)
Medium Term Notes                             2023                 270,000        8.200%             3.390%              (16,377)
----------------------------------  -------------------  -------------------- ----------------  ------------------  ----------------
                                                                 1,360,000                                               (36,679)
----------------------------------  -------------------  -------------------- ----------------  ------------------  ----------------

Additionally, we have a swap agreement that effectively exchanges $270 million of outstanding commercial paper with fixed-rate debt. This swap is a cash-flow hedge and qualifies for hedge accounting under SFAS 133. We recorded additional interest expense associated with this swap of $0.7 million during the first quarter of 2002 and there was no impact on earnings from ineffectiveness. At March 31, 2002, the fair value of this swap, which was reflected as an asset, was $0.4 million.

Weather Derivative: The utility tariffs associated with our New England gas distribution operations do not contain a weather normalization clause. As a result, fluctuations from normal weather may have a significant positive or negative effect on the results of these operations. To mitigate the effect of weather fluctuations on our financial position and cash flows, we entered into a weather swap in October 2001. This derivative hedged approximately 15% of our weather related risk for the November 2001 - March 2002 winter season. In January 2002, we settled all our remaining weather derivatives and recorded a gain of $0.3 million in Other Income. We intend to enter into additional derivative instruments of this nature during 2002 if market conditions so warrant.

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



7.   WORKFORCE REDUCTION PROGRAMS

As a result of the Eastern acquisition, we implemented early retirement and severance programs in an effort to reduce our workforce. In 2000, we recorded a $22.7 million liability associated with these programs. This severance program is targeted to reduce the workforce by 500 employees and will continue through 2002. In 2001, we reduced this liability by $4.1 million as a result of lower than anticipated costs per employee. At March 31, 2002, we paid $12.4 million for these programs and had a remaining liability of $6.2 million.

8.  RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2002, we adopted SFAS 141, "Business Combinations", and SFAS 142 "Goodwill and Other Intangible Assets". The key concepts from the two interrelated Statements include mandatory use of the purchase method when accounting for business combinations, discontinuance of goodwill amortization, a revised framework for testing goodwill impairment at a "reporting unit" level, and new criteria for the identification and potential amortization of other intangible assets. Other changes to existing accounting standards involve the amount of goodwill to be used in determining the gain or loss on the disposal of assets, and a requirement to test goodwill for impairment at least annually. The annual impairment test is to be performed within six months of adopting SFAS 142 with any resulting impairment reflected as either a change in accounting principle, or a charge to operations in the financial statements. We have completed our analysis for our Gas Distribution and Energy Services reporting units, determining that no impairment exists. The results of our analysis on our Energy Investments reporting units is not complete at this time, and we are unable to determine the impact, if any, this analysis may have on our results of operations or financial condition.

For the three months ended March 31, 2001, goodwill amortization was recorded in each segment as follows: Gas Distribution $8.9 million; Energy Services $2.1 million; Energy Investments $0.5 million; and at the Parent holding company level for $1.1 million. As required by SFAS 142, below is a reconciliation of reported net income for the three months ended March 31, 2001 and pro-forma net income, for the same period, adjusted for the discontinuance of goodwill amortization.

                                                     Three Months                  Three Months
                                                        Ended                         Ended
                                                    March 31, 2002                March 31, 2001
-------------------------------------------  ----------------------------  ----------------------------
Earnings available for common stock          $                    213,155  $                    222,638
     Add back: goodwill amortization                                    -                        12,551
-------------------------------------------  ----------------------------  ----------------------------
Adjusted net income                          $                    213,155  $                    235,189
-------------------------------------------  ----------------------------  ----------------------------

Basic earnings per share                     $                       1.52  $                       1.63
     Add back: goodwill amortization                                    -                          0.09
-------------------------------------------  ----------------------------  ----------------------------
Adjusted basic earnings per share            $                       1.52  $                       1.72
-------------------------------------------  ----------------------------  ----------------------------

Diluted earnings per share                   $                       1.51  $                       1.61
     Add back: goodwill amortization                                    -                          0.09
-------------------------------------------  ----------------------------  ----------------------------
Adjusted diluted earnings per share          $                       1.51  $                       1.70
-------------------------------------------  ----------------------------  ----------------------------

In July of 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The Standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity will capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its then present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. We are currently evaluating the impact, if any, that this Statement may have on our results of operations and financial condition.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was effective January 1, 2002, and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. As of March 31, 2002, implementation of this Statement did not have a significant effect on our results of operations and financial condition.

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

Statement of Income
                                                                                                          (In Thousands of Dollars)
------------------------------------------------------------------------------------------------------------------------------------
                                       Three Months Ended March 31, 2002                           Three Months Ended March 31, 2001
---------------------  --------------------------------------------------------------------  ---------------------------------------


                      Guarantor        KEDLI    Eliminations  Consolidated   Guarantor     KEDLI      Eliminations   Consolidated
----------------------------------  ----------- ------------ -------------  ------------  ----------  --------------  -------------
Revenues             $   1,552,613  $   318,947 $          -  $  1,871,560  $  2,144,590  $  430,498  $          -    $   2,575,088
                     -------------  ----------- ------------ -------------  ------------  ----------  --------------  -------------
Operating Expenses
Purchased gas              506,493      142,867            -       649,360       939,219     258,130             -        1,197,349
Fuel and purchased
    power                   84,372            -            -        84,372       143,300           -             -          143,300
Operations and
    maintenance            481,562       12,001            -       493,563       488,739      15,144             -          503,883
Intercompany expense       (18,209)      18,209            -             -       (21,544)     21,544             -                -
Depreciation and
    amortization           105,756       20,241            -       125,997       112,134      19,030             -          131,164
Operating taxes             95,005       25,386            -       120,391       112,004      29,986             -          141,990
                     -------------  ----------- ------------ -------------  ------------  ----------  --------------  -------------
Total Operating
    Expenses             1,254,979      218,704            -     1,473,683     1,773,852     343,834             -        2,117,686
                     -------------  ----------- ------------ -------------  ------------  ----------  --------------  -------------
Operating Income           297,634      100,243            -       397,877       370,738      86,664             -          457,402
Other Income and
      (Deductions)          10,455        2,902       (5,171)        8,186         9,279       2,991        (7,568)           4,702
                     -------------  ----------- ------------ -------------  ------------  ----------  --------------  -------------
Income Before
    Interest Charges
    and Income Taxes       308,089      103,145       (5,171)      406,063       380,017      89,655        (7,568)         462,104
Interest Expense            62,581       15,202       (5,171)       72,612        83,631      17,240        (7,568)          93,303
Income Taxes                81,739       37,081            -       118,820       119,636      25,051             -          144,687
                     -------------  ----------- ------------ -------------  ------------  ----------  --------------  -------------
Earnings Available
  for Common Stock   $     163,769  $    50,862 $          - $     214,631  $    176,750  $   47,364    $        -    $     224,114
                     =============  =========== ============ =============  ============  ==========  ==============  =============


Balance Sheet

                                                                                                         (In Thousands of dollars)
----------------------------------------------------------------------------------------------------------------------------------
                                                    March 31, 2002                              December 31, 2001
----------------------------------------------------------------------------------------------------------------------------------


                            Guarantor     KEDLI     Eliminations   Consolidated  Guarantor      KEDLI     Eliminations  Consolidated
--------------------------- ----------- ----------- -------------  ------------  -----------  ----------- ------------- ------------
ASSETS
Current Assets
  Cash and temporary cash
  investments               $  190,701   $        -  $         -   $    190,701  $  159,252    $       -  $         -    $  159,252

  Accounts receivable, net   1,547,282      169,195     (227,174)     1,489,303   1,540,082      233,013     (500,496)    1,272,599
  Other current assets         225,670      124,769            -        350,439     454,319      112,317            -       566,636
--------------------------- ----------- ----------- -------------  ------------  -----------  ----------- ------------- ------------
                             1,963,653      293,964     (227,174)     2,030,443   2,153,653      345,330     (500,496)    1,998,487
--------------------------- ----------- ----------- -------------  ------------  -----------  ----------- ------------- ------------
Assets Held for Disposal       191,055            -            -        191,055     191,055            -            -       191,055
Equity Investments             763,365            -     (532,862)       230,503     756,111            -     (532,862)      223,249
--------------------------- ----------- ----------- -------------  ------------  -----------  ----------- ------------- ------------
Property
  Gas                        4,124,564    1,659,048            -      5,783,612   4,074,894    1,629,963             -    5,704,857
  Other                      4,365,616            -            -      4,365,616   4,231,262            -             -    4,231,262
  Accumulated depreciation
  and depletion             (3,124,232)    (302,213)           -     (3,426,445) (3,035,788)    (294,400)            -   (3,330,188)
--------------------------- ----------- ----------- -------------  ------------  -----------  ----------- ------------- ------------
                             5,365,948    1,356,835            -      6,722,783   5,270,368    1,335,563             -    6,605,931
--------------------------- ----------- ----------- -------------  ------------  -----------  ----------- ------------- ------------
Deferred Charges             2,503,757      184,929            -      2,688,686   2,571,029      199,855             -    2,770,884
--------------------------- ----------- ----------- -------------  ------------  -----------  ----------- ------------- ------------
Total Assets               $10,787,778   $1,835,728   $ (760,036)   $11,863,470  $10,942,216  $1,880,748  $ (1,033,358) $11,789,606
                            =========== =========== =============  ============  ===========  ==========  ============= ============


LIABILITIES AND
CAPITALIZATION
Current Liabilities
  Accounts payable
  and accrued expenses    $    683,922  $    77,612    $       -     $  761,534     $975,873  $  115,557     $       -  $ 1,091,430

  Commercial paper           1,038,503            -            -      1,038,503    1,048,450           -             -    1,048,450
  Other current
    liabilities                241,433       82,623            -        324,056      220,985      23,844             -      244,829
--------------------------- ----------- ----------- -------------  ------------  -----------  ----------- ------------- ------------
                             1,963,858      160,235            -      2,124,093    2,245,308     139,401             -    2,384,709
--------------------------- ----------- ----------- -------------  ------------  -----------  ----------- ------------- ------------
Intercompany Accounts
   Payable                           -       51,270      (51,270)             -            -     324,592      (324,592)            -
--------------------------- ----------- ----------- -------------  ------------  -----------  ----------- ------------- ------------

Deferred Credits and
Other Liabilities
   Deferred income tax         612,320      172,349            -        784,669      593,300       4,772             -      598,072
   Other deferred credits
   and liabilities             854,564       89,481            -        944,045      841,662     100,452             -      942,114
--------------------------- ----------- ----------- -------------  ------------  -----------  ----------- ------------- ------------
                             1,466,884      261,830            -      1,728,714    1,434,962     105,224             -    1,540,186
--------------------------- ----------- ----------- -------------  ------------  -----------  ----------- ------------- ------------
Capitalization
  Common shareholders'
   equity                    2,907,369      661,489     (532,862)     3,035,996    2,812,837     610,627      (532,862)   2,890,602
  Preferred stock               84,077            -            -         84,077       84,077           -             -       84,077
  Long-term debt             4,168,403      700,904     (175,904)     4,693,403    4,172,649     700,904      (175,904)   4,697,649
--------------------------- ----------- ----------- -------------  ------------  -----------  ----------- ------------- ------------
Total Capitalization         7,159,849    1,362,393     (708,766)     7,813,476    7,069,563   1,311,531      (708,766)   7,672,328
--------------------------- ----------- ----------- -------------  ------------  -----------  ----------- ------------- ------------

Minority Interest in
  Subsidiary Companies         197,187            -            -        197,187      192,383           -             -      192,383
--------------------------- ----------- ----------- -------------  ------------  -----------  ----------- ------------- ------------

Total Liabilities and
   Capitalization         $ 10,787,778  $ 1,835,728    $(760,036)  $ 11,863,470  $10,942,216  $1,880,748   $(1,033,358) $11,789,606
                            =========== =========== =============  ============  ===========  =========== ============= ============

Statement of Cash Flows                                                                                   (In Thousands of Dollars)
------------------------------------------------------------------------------------------------------------------------------------
                                             Three Months Ended March 31, 2002              Three Months Ended March 31, 2001
------------------------------------  ---------------------------------------------  -----------------------------------------------



                                       Guarantor       KEDLI       Consolidated       Guarantor       KEDLI        Consolidated
-----------------------------------  ---------------  -----------  ---------------- ----------------  -----------  ----------------
Operating Activities
Net Cash Provided by
  Operating Activities               $       30,059  $   302,490  $        332,549 $        161,893  $    60,834  $        222,727
                                     --------------  -----------  ---------------- ----------------  -----------  ----------------
Investing Activities
   Capital expenditures                    (214,985)     (29,168)         (244,153)        (114,218)     (11,691)         (125,909)
   Other                                          -            -                 -           17,190            -            17,190
                                     --------------  -----------  ---------------- ----------------  -----------  ----------------
Net Cash Used in
      Investing Activities                 (214,985)     (29,168)         (244,153)         (97,028)     (11,691)         (108,719)
                                     --------------  -----------  ---------------- ----------------  -----------  ----------------
Financing Activities
   Issuance of treasury stock                34,058            -            34,058           30,292            -            30,292
   Issuance of long-term  debt               10,401            -            10,401           57,000      125,000           182,000
   Payment of long-term debt                (25,356)           -           (25,356)        (102,000)           -          (102,000)
   Payment of commercial paper               (9,947)           -            (9,947)        (160,407)           -          (160,407)
   Preferred stock dividends paid            (1,476)           -            (1,476)          (1,476)           -            (1,476)
   Common  stock dividends paid             (62,207)           -           (62,207)         (61,215)           -           (61,215)
   Net intercompany accounts payable        273,322     (273,322)                -          174,143     (174,143)                -
   Other                                     (2,420)           -            (2,420)            (461)           -              (461)
                                     --------------  -----------  ---------------- ----------------  -----------  ----------------
Net Cash Provided by
   (Used in) Financing Activities    $      216,375  $ (273,322)  $        (56,947)         (64,124)     (49,143)         (113,267)
                                     --------------  -----------  ---------------- ----------------  -----------  ----------------
Net Increase
   in Cash and Cash Equivalents      $       31,449  $         -  $         31,449  $           741  $         -   $           741
                                     ==============  ===========  ================ ================  ===========  ================
Cash and Cash Equivalents
    at Beginning of Period           $      159,252  $         -  $        159,252  $        83,329  $         -   $        83,329
Net Increase
    in Cash and Cash Equivalents     $       31,449  $         -  $         31,449  $           741  $         -   $           741
                                     --------------  -----------  ---------------- ----------------  -----------  ----------------
Cash and Cash Equivalents
    at End of Period                 $      190,701  $         -  $        190,701  $        84,070  $         -   $        84,070
                                     ==============  ===========  ================ ================  ===========  ================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Review of Results
------------------------------

The following is a summary of transactions affecting comparative earnings and a discussion of material changes in revenues and expenses during the three months ended March 31, 2002, compared to the three months ended March 31, 2001. Capitalized terms used in the following discussion, but not otherwise defined, have the same meaning as when used in the Notes to the Consolidated Financial Statements included under Item 1. References to "KeySpan", "we", "us", and "our" mean KeySpan Corporation, together with its consolidated subsidiaries.

Consolidated earnings from continuing operations for the three months ended March 31, 2002 were $213.2 million, or $1.52 per share, compared to earnings from continuing operations of $222.6 million, or $1.63 per share for the same period last year. Average common shares outstanding for the quarter ended March 31, 2002 increased 2.2 % compared to the same period last year reflecting the re-issuance of shares held in treasury pursuant to dividend reinvestment and employee benefit plans. This increase in average common shares outstanding reduced first quarter 2002 earnings per share by $0.04 compared to the corresponding period in 2001.

On January 24, 2002, we announced that we have entered into an agreement to sell Midland Enterprises Inc. ("Midland"), our marine barge business. In anticipation of this divestiture, which we expect to close in the second quarter of 2002, we have reported Midland's operations as discontinued for 2002 and 2001. (See our Annual Report on Form 10K for the year ended December 31, 2001 Item 7, as well as Note 10 to those Consolidated Financial Statements "Discontinued Operations" for further disclosures regarding the potential sale of Midland.) In the fourth quarter of 2001, we recorded an estimated loss on the sale of Midland as well as an estimate for Midland's results of operations for the first six months of 2002. As a result, there should be no significant reported results of operations for Midland during 2002. At the time of the actual sale of Midland we will adjust the loss provision recorded in 2001 if necessary, based upon the final sales price under the sales agreement. Earnings available for common stock for the first quarter of 2001, which includes results of both continuing and discontinued operations were $223.3 million or $1.63 per share. Diluted earnings per share were $1.51 in for the first quarter of 2002 and $1.61 for the corresponding period of 2001.

Earnings before interest and taxes ("EBIT") decreased by $56.0 million, or 12%, for the first quarter of 2002 compared to the corresponding period last year. This decrease was attributable almost entirely to the results of our gas exploration and production subsidiaries, which were adversely impacted by significantly lower realized gas prices in the first quarter of 2002 compared to the same quarter last year. EBIT results for the first quarter of 2002 for our other lines of business were comparable to EBIT results for the same period in 2001. The adverse impact of significantly warmer weather on EBIT from our gas distribution operations was offset, for the most part, by the discontinuance of goodwill amortization, lower operations and maintenance costs, as well as the benefits of conversions to natural gas. EBIT from Electric services for the first quarter of 2001 was comparable with EBIT results for the same period last year. (See "Review of Operating Segments" and Note 2 to the Consolidated Financial Statements "Business Segments" for a detailed discussion of EBIT results for each of our lines of business.)

Partially offsetting the comparative decrease in EBIT was a $20.7 million, or 22%, decrease in interest expense. The average interest rate on outstanding commercial paper was approximately 330 basis points lower during the first quarter 2002 compared to the same period last year. Further, average commercial paper borrowings for the first quarter of 2002 were approximately 14% lower than the first quarter of 2001. In addition, we have a number of interest rate swap agreements in which we have effectively changed fixed rate debt to floating rate debt. As a result of these derivative instruments, we have reduced interest expense, on a comparative basis, by $10.9 million. (See Note 6 to the Consolidated Financial Statements "Derivative Financial Instruments " for a description of these instruments.)

The decrease in income tax expense generally reflects the lower level of pre-tax income for the first quarter of 2002, compared to the corresponding period last year. During the first quarter of 2002, we recorded an adjustment to deferred income taxes of $177.7 million reflecting a decrease in the tax basis of the assets acquired at the time of the KeySpan / Long Island Lighting Company merger that was completed in May 1998. This adjustment was a result of a revised valuation study recently concluded and the filing of an amended tax return. Concurrent with the deferred tax adjustment, we reduced current income taxes payable by $183.2 million, resulting in a $5.5 million income tax benefit.

Overall consolidated earnings are seasonal in nature due to the significant contribution to earnings of our gas distribution operations. As a result, we expect to earn approximately 60%, and 30% to 35% of our yearly earnings in the first and fourth quarters, respectively and breakeven or marginally profitable earnings are anticipated to be achieved in the second and third quarters.

Consistent with the guidance issued in December 2001, KeySpan's 2002 earnings from core operations (defined for this purpose as all operations other than gas exploration and production) are forecasted to be approximately $2.40 to $2.45 per share. KeySpan's 2002 earnings forecast for its gas exploration and production operations is approximately $0.20 - $0.30 per share, based on the most recent guidance issued by Houston Exploration. For the first quarter of 2002, earnings from core operations were $1.46 per share, and $0.06 per share from our gas exploration and production operations. Houston Exploration's earnings forecast may vary significantly during the year due to, among other things, changing energy market conditions.

Pursuant to Securities and Exchange Commission rules for gas exploration and production companies which use the "full cost" accounting method, a quarterly "ceiling test" calculation is required using commodity prices as of the end of the reporting period. As a result, depending on the then prevailing commodity prices, our gas exploration and production subsidiaries may be required to recognize a non-cash impairment charge at the end of any given future reporting period.

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

                                                                                     (In Thousands of Dollars)
---------------------------------------------------------------------------------------------------------------
                                                           Three Months Ended           Three Months Ended
                                                              March 31, 2002              March 31, 2001
-----------------------------------------------------  ---------------------------  ---------------------------
Revenues                                               $                 1,222,966  $                 1,753,644
Cost of gas                                                                613,584                    1,105,308
Revenue taxes                                                               38,295                       56,479
-----------------------------------------------------  ---------------------------  ---------------------------
Net Revenues                                                               571,087                      591,857
-----------------------------------------------------  ---------------------------  ---------------------------
Operating expenses
  Operations and maintenance                                               145,539                      158,872
  Depreciation and amortization                                             63,018                       68,583
  Operating taxes                                                           38,000                       37,976
-----------------------------------------------------  ---------------------------  ---------------------------
Total Operating Expenses                                                   246,557                      265,431
-----------------------------------------------------  ---------------------------  ---------------------------
Operating Income                                                           324,530                      326,426
Other Income and (Deductions)                                                5,124                        4,255
-----------------------------------------------------  ---------------------------  ---------------------------
Earnings Before Interest and Taxes                     $                   329,654  $                   330,681
-----------------------------------------------------  ---------------------------  ---------------------------
Firm gas sales (MDTH)                                                      107,274                      126,816
Firm transportation (MDTH)                                                  29,998                       34,240
Transportation - Electric
      Generation   (MDTH)                                                   13,359                        4,378
Other sales (MDTH)                                                          37,901                       25,515
Warmer than normal -  New York                                               18.0%                        1.0%

Warmer (Colder) than normal - New  England                                   16.0%                       (1.0)%
-----------------------------------------------------  ---------------------------  ---------------------------

           An MDTH is 10,000 therms (British Thermal Units) and reflects the heating content of approximately one million cubic feet of gas. A therm reflects the heating content of approximately 100 cubic feet of gas. One billion cubic feet (BCF) of gas equals approximately 1,000 MDTH.

Net Revenues

Net gas revenues (revenues less the cost of gas and associated revenue taxes) associated with both our New York and New England based gas distribution operations were adversely impacted by the significantly warmer than normal weather experienced throughout the Northeastern United States. Based on heating degree days, weather for the first quarter of 2002 was the warmest in the past 30 years, and approximately 18% warmer than last year in our New York and New England service territories. The significantly warmer than normal weather resulted in a decrease of $20.8 million, or 4%, in net gas revenues for the three months ended March 31, 2002, compared to the corresponding period last year.

KEDNY and KEDLI each operate under a utility tariff that contains a weather normalization adjustment that largely offsets variations in firm net revenues due to fluctuations in normal weather patterns. These weather normalization adjustments, resulted in a $32.8 million benefit to net gas revenues during the first quarter of 2002. Nevertheless, net revenues from firm gas customers (residential, commercial and industrial customers) in our New York service territory decreased by $8.2 million for the first quarter of 2002 compared to the same period last year, primarily as a result of lower customer consumption due to the extremely warm weather, offset, in part, by the benefits from conversions to natural gas.

Net revenues from firm gas customers in our New England service territory decreased by $8.3 million for the first quarter of 2002 compared to the same period last year also as a result of the extremely warm weather. The gas distribution operations of our New England based subsidiaries do not have a weather normalization adjustment. Included in net revenues for the first quarter of 2002, is a benefit of $5.5 million as a result of a favorable ruling from the Massachusetts Supreme Judicial Court relating to the appeal by Boston Gas Company of its Performance Based Rate Plan ("PBR"). The court found that the "accumulated inefficiencies" component of the productivity factor in the PBR, imposed by the Massachusetts Department of Telecommunications and Energy, was not supported by substantial evidence.

Firm gas distribution rates in the first quarter of 2002 , other than for the recovery of gas costs, have remained substantially unchanged from rates charged last year in all of our service territories.

In our large-volume heating markets and other interruptible (non-firm) markets, which include large apartment houses, government buildings and schools, gas service is provided under rates that are established to compete with prices of alternative fuel, including No. 2 and No. 6 grade heating oil. The extremely warm weather resulted in a decrease of $4.3 million in net revenues from sales to these markets during the first quarter of 2002 compared to same period last year. The majority of interruptible profits earned by KEDNE and KEDLI are returned to firm customers as an offset to gas costs.

To mitigate the effect of fluctuations in normal weather patterns on our financial position and cash flows, we may employ derivative hedging strategies for the 2002/2003 winter heating season. (See Note 6 to the Consolidated Financial Statements "Derivative Financial Instruments for further information.)

We are committed to our expansion strategies initiated during the past few years. We believe that significant growth opportunities exist on Long Island and in our New England service territories. We estimate that on Long Island approximately 35% of the residential and multi-family markets, and approximately 55% of the commercial market currently use natural gas for space heating. Further, we estimate that in our New England service territories approximately 45% of the residential and multi-family markets, and approximately 30% of the commercial market currently use natural gas for space heating purposes. We will continue to seek growth, in all our market segments, through the expansion of our gas distribution system, as well as through the conversion of residential homes from oil-to-gas for space heating purposes and the pursuit of opportunities to grow multi- family, industrial and commercial markets.

Sales, Transportation and Other Quantities

Firm gas sales and transportation quantities decreased by 15% during the three months ended March 31, 2002, compared to the same period in 2001 due to the extremely warm weather in all our service territories as previously mentioned. Net revenues are not affected by customers opting to purchase their gas supply from other sources, since delivery rates charged to transportation customers generally are the same as delivery rates charged to full sales service customers.

Transportation   quantities   related  to   electric   generation   reflect  the
transportation of gas to our electric generating facilities located on Long Island. Net revenues from these services are not material.

Other sales quantities include on-system interruptible quantities, off-system sales quantities (sales made to customers outside of our service territories) and related transportation. We have an agreement with Coral Resources, L.P. ("Coral"), a subsidiary of Shell Oil Company, under which Coral assists in the origination, structuring, valuation and execution of energy-related transactions on behalf of KEDNY and KEDLI. We also have a portfolio management contract with El Paso Energy Marketing, Inc. ("El Paso"), under which El Paso provides all of the city gate supply requirements at market prices and manages certain upstream capacity, underground storage and term supply contracts for KEDNE.

Operating Expenses

Operating expenses decreased by $18.9 million, or 7%, in the first quarter of 2002 compared to the same period last year, primarily due to the discontinuance of goodwill amortization, cost saving synergies and the effects of warmer than normal weather. In January 2002, we adopted Statement of Accounting Standard ("SFAS") 142 "Goodwill and Other Intangible Assets". The key requirements of this Statement include discontinuance of goodwill amortization, a revised framework for testing goodwill impairment and new criteria for the identification of intangible assets. Goodwill amortization in the gas distribution segment for the first quarter of 2001 was $8.9 million and for the twelve months ended December 31, 2001 was $35.6 million. (See "Critical Accounting Policies and Assumptions" for a further discussion of goodwill valuation.)

Further contributing to the reduction in comparative operating expenses, are cost saving synergies currently being realized primarily as a result of early retirement and severance programs implemented in the fourth quarter of 2000 designed to reduce our workforce by approximately 500 employees. The early retirement portion of the program was completed in 2000, but the severance feature is expected to continue through 2002. Further, the warmer than normal weather experienced in the first quarter of 2002 resulted in less repair and maintenance work needed on our gas distribution infrastructure. We anticipate that by year-end, operating expenses will be slightly lower than such expenses incurred in 2001.

Other Matters

To take advantage of the anticipated gas sales growth opportunities in the New York City metropolitan area, in 2000 we formed the Islander East Pipeline, LLC, a limited liability company in which a KeySpan subsidiary and a subsidiary of Duke Energy Corporation each own a 50% equity interest. Islander East Pipeline, LLC has received a positive preliminary determination from the Federal Energy Regulatory Commission ("FERC") to construct, own and operate a natural gas pipeline facility consisting of approximately 50 miles of interstate natural gas pipeline extending from Algonquin Gas Transmission Company's facilities in Connecticut, across the Long Island Sound and connecting with KEDLI's facilities on Long Island. The Islander East Pipeline, which is expected to begin operating in 2003, will transport 260,000 dth daily to the Long Island and New York City energy markets, enough fuel to cool and heat 600,000 homes, as well as allow us to further diversify the geographic sources of our gas supply. We are currently evaluating various options for the financing of this pipeline.

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

                                                                              (In Thousands of Dollars)
-------------------------------------------------------------------------------------------------------
                                                Three Months Ended             Three Months Ended
                                                  March 31, 2002                 March 31, 2001
------------------------------------------ ----------------------------- ------------------------------
 Revenues                                    $                   314,710   $                    343,396
 Purchased fuel                                                   53,993                         79,327
------------------------------------------ ----------------------------- ------------------------------
Net Revenues                                                     260,717                        264,069
------------------------------------------ ----------------------------- ------------------------------
Operating expenses
  Operations and maintenance                                     148,119                        144,774
  Depreciation                                                    13,733                         12,574
  Operating taxes                                                 37,371                         43,304
------------------------------------------ ----------------------------- ------------------------------
Total Operating Expenses                                         199,223                        200,652
------------------------------------------ ----------------------------- ------------------------------
Operating Income                                                  61,494                         63,417
Other Income and (Deductions)                                      4,153                          2,164
------------------------------------------ ----------------------------- ------------------------------
Earnings Before Interest and Taxes           $                    65,647   $                     65,581
------------------------------------------ ----------------------------- ------------------------------
Electric sales (MWH)*                                          1,091,000                      1,023,000
Capacity (MW)*                                                     2,200                          2,200
------------------------------------------ ----------------------------- ------------------------------

     *Reflects the operations of the Ravenswood facility only.

Net Revenues

Total electric net revenues decreased slightly in the first quarter of 2002, compared to the same quarter of 2001. Lower comparative net revenues from the Ravenswood facility were mostly offset by higher comparative net revenues from the LIPA service agreements. Net revenues from the Ravenswood facility were $16.2 million, or18% lower during the first quarter of 2002, compared to the same period in 2001, reflecting a 30% decrease in electric energy prices and lower capacity sales, offset, in part, by a 7% increase in electric sales quantities. Realized energy prices and capacity sales for the quarter ended March 31, 2002 were adversely impacted by a more competitive the New York Independent System Operator ("NYISO") energy markets and an increase in available capacity in New York City.

The pricing for both energy sales and the sale of certain ancillary services to the NYISO energy markets is still evolving and the FERC has adopted several price mitigation measures which are subject to rehearing and possible judicial review. The final resolution of these issues and their effect on our financial position, results of operations and cash flows can not be determined at this time.

(See our Annual Report on Form 10K Item 7A. Quantitative and Qualitative Disclosures About Market Risk for a further discussion of these matters.)

Revenues from the LIPA service agreements increased by $12.8 million, or 7%, for the first quarter of 2002 compared to the same period last year. Included in revenues for 2002, are billings to LIPA for certain third party construction costs that were significantly higher than such billings last year. These revenues have no impact on net income since we record a similar amount of costs in operating expense. Excluding these third party construction billings, revenues for the quarter ended March 31, 2002 associated with the LIPA service agreements were comparable to such revenues earned during the same period last year.

Operating Expenses

Operating expenses for the quarter ended March 31, 2002 were comparable to the same period last year.

Other Matters

We are in the process of constructing two 79 MW electric generating facilities on Long Island that will serve LIPA in the summer of 2002. Capital expenditures to construct these facilities are estimated to be approximately $200 million. We are currently evaluating various options for the financing of these facilities. (See the discussion under "Capital Expenditures and Financing" for more information on our financing plans for 2002.) Further, we are progressing with our plans to build a new 250 MW cogeneration facility at the Ravenswood facility site. The new facility is expected to commence operations in late 2003 or early 2004. The capacity and energy produced from this plant is anticipated to be sold into the NYISO energy markets. We are also progressing through the siting process before the New York State Board on Electric Generation Siting and the Environment with our proposal to build a similar 250 MW combined cycle electric generating facility on Long Island. This facility is anticipated to commence operations in late 2004 or early 2005. We anticipate that 50% of the plant's capacity will be under long-term contract to LIPA. Construction of the two 250 MW facilities is not expected to begin until late 2002 or early 2003. At that time we will evaluate various options for the financing of those facilities. In the normal course of reviewing our operations, we routinely evaluate the acquisition of electric generating facilities, primarily in the Northeast. Any such facilities we may acquire will likely be financed initially with cash on-hand or short-term borrowings.

Under the Generation Purchase Right Agreement ("GPRA"), LIPA had the right for a one-year period, beginning on May 28, 2001, to acquire all of our Long Island based generating assets formerly owned by LILCO at fair market value at the time of the exercise of such right. By agreement dated March 29, 2002, LIPA and KeySpan amended the GPRA to provide for a new six month option period ending on May 28, 2005. The other terms of the option reflected in the GPRA remained unchanged.

In return for providing LIPA an extension of the GPRA, KeySpan and LIPA have agreed to an extension of 31 months for the Management Services Agreement under which KeySpan manages the day-to-day operations, maintenance and capital improvements of LIPA's transmission and distribution system. That extension is subject to approval by the New York State Public Authorities Control Board and the State Controller.

The extension is the result of a new initiative established by LIPA to work with KeySpan and others to review Long Island's long-term energy needs. LIPA and KeySpan will jointly analyze new energy supply options including re-powering existing plants, renewable energy technologies, distributed generation, conservation initiatives and retail competition. The extension allows both LIPA and KeySpan to explore alternatives to the GPRA including re-powering existing facilities, the sale of some or all of KeySpan's plants to LIPA, or the sale of some or all of these plants to other private operators.

Energy Services

The Energy Services segment primarily includes companies that provide services through three lines of business to clients located within the New York City metropolitan area, Rhode Island, Pennsylvania, Massachusetts and New Hampshire. The lines of business are: Home Energy Services; Business Solutions; and Fiber Optic Services.

The table below highlights selected financial information for the Energy Services segment.

                                                                                (In Thousands of Dollars)
------------------------------------------------------------------------------------------------------------------

                                                        Three Months Ended               Three Months Ended
                                                          March 31, 2002                   March 31, 2001
------------------------------------------------  ------------------------------- --------------------------------
Revenues                                            $                     241,559   $                      319,093
Less: cost of gas and fuel                                                 66,155                          153,283
------------------------------------------------  ------------------------------- --------------------------------
Net revenues                                                              175,404                          165,810
Other operating expenses                                                  184,762                          172,622
------------------------------------------------  ------------------------------- --------------------------------
Operating  Loss                                                            (9,358)                          (6,812)
Other Income and (Deductions)                                                 160                              433
------------------------------------------------  ------------------------------- --------------------------------
Loss Before Interest and Taxes                      $                      (9,198)  $                       (6,379)
------------------------------------------------  ------------------------------- --------------------------------

Net revenues increased by 6% during the first quarter of 2002 compared to the same period last year; lower revenues were offset by lower natural gas and fuel costs. EBIT results for the three months ended March 31, 2002, however, decreased compared to the same period last year. Home Energy and Business Solutions operations were adversely impacted by the general "down-turn" in the New York metropolitan economy. In addition, the extremely warm weather has reduced the number of service calls and repair orders received this quarter compared to the same period last year.

In 2001, we discontinued the general contracting activities related to one of our subsidiaries, the former Roy Kay companies, based upon our view that the general contracting business is not a core competency of these companies. (See our Annual Report on Form 10K for the year ended December 31, 2001 Item 7 and
Note 11 to those Consolidated Financial Statements "Roy Kay Operation" for a more detailed discussion.)We are completing the contracts entered into by the former Roy Kay companies and, for the first quarter of 2002, we incurred an EBIT loss of $1.5 million associated with the discontinuance of this business. For the three months ended March 31, 2001, we incurred an EBIT loss of $7.9 million associated with the operations of the former Roy Kay companies. Excluding the results of the former Roy Kay companies, the Energy Services segment reflected an EBIT loss of $7.7 million for the first quarter of 2002, compared to positive EBIT of $1.5 million for the same period last year for the reason noted above. This quarter's results also benefitted from the elimination of goodwill amortization, which for the first quarter of 2001 amounted to $2.1 million.

Energy Investments

The Energy Investment segment consists of our gas exploration and production operations as well as certain other domestic and international energy-related investments. Our gas exploration and production subsidiaries are engaged in gas and oil exploration and production, and the development and acquisition of domestic natural gas and oil properties. These investments consist of our 67% equity interest in Houston Exploration, as well as our wholly-owned subsidiary, KeySpan Exploration and Production, LLC.

This segment also consists of KeySpan Canada; our 20% interest in the Iroquois Gas Transmission System LP ("Iroquois"); and our 50% interest in the Premier Transmission Pipeline and 24.5% interest in Phoenix Natural Gas.

Selected financial data and operating statistics for our gas exploration and production activities are set forth in the following table for the periods indicated.

                                                                                    (In Thousands of Dollars)
-------------------------------------------------------------------------------------------------------------
                                                    Three Months Ended              Three Months Ended
                                                      March 31, 2002                  March 31, 2001
---------------------------------------------  ----------------------------  --------------------------------
Revenues                                       $                     74,714  $                        132,011
Depletion and amortization expense                                   41,446                            33,633
Other operating expenses                                             13,443                            19,162
---------------------------------------------  ----------------------------  --------------------------------
Operating Income                                                     19,825                            79,216
Other Income and (Deductions)*                                       (4,153)                          (13,700)
---------------------------------------------  ----------------------------  --------------------------------
Earnings Before Interest and Taxes*            $                     15,672  $                         65,516
---------------------------------------------  ----------------------------  --------------------------------
Natural gas and oil production (Mmcf)                                25,670                            23,777
Natural gas price (per Mcf) realized           $                       2.89  $                           5.53
Natural gas price  (per Mcf) unhedged          $                       2.20  $                           6.85
Proved reserves at year-end (BCFe)                                      647                               593
---------------------------------------------  ----------------------------  --------------------------------

          *Operating income above represents 100% of our gas exploration and production subsidiaries' results for the periods indicated. Earnings before interest and taxes, however, is adjusted to reflect minority interest. Gas reserves and production are stated in BCFe and Mmcfe, which includes equivalent oil reserves.

Earnings Before Interest and Taxes

The decrease in EBIT of $49.8 million for the three months ended March 31, 2002, compared to the corresponding period last year, reflects a significant decrease in revenues and, to a smaller degree, an increase in operating expenses associated with higher production volumes. Revenues for the first quarter of 2002, compared to the first quarter of 2001, were adversely impacted by the significant decline in comparative average realized gas prices (average wellhead price received for production including hedging gains and losses). Average realized gas prices decreased 48% for the first quarter of 2002, compared with the corresponding period last year. The adverse effect on revenues resulting from the decline in average realized gas prices was partially offset by an increase of 8% in production volumes during the first quarter of 2002 compared to the same period last year.

The average realized gas price in the first quarter of 2002 was 131% of the average unhedged natural gas price compared to 81% for the first quarter of 2001. Houston Exploration entered into derivative financial positions in 2001 to hedge a substantial portion of its anticipated 2002 production. These derivative instruments are designed to provide Houston Exploration with a more predictable cash flow, as well as to reduce its exposure to adverse price fluctuations in natural gas. The settlement of derivative instruments during the first quarter of 2002 resulted in a benefit to revenues of $17 million. (See Note 6 to the Consolidated Financial Statements, "Derivative Financial Instruments" for further information.)

Natural gas prices continue to fluctuate and the risk that we may be required to write-down our full cost pool increases when natural gas prices are depressed or if we have significant downward revisions in our estimated proved reserves.

At December 31, 2001, our gas exploration and production subsidiaries had 647 BCFe of net proved reserves of natural gas, of which approximately 72% were classified as proved developed.

Selected financial data and operating statistics for our other energy-related investments are set forth in the following table for the periods indicated.

                                                                                         (In Thousands of Dollars)
------------------------------------------------------------------------------------------------------------------
                                                    Three Months Ended                  Three Months Ended
                                                      March 31, 2002                      March 31, 2001
-------------------------------------------  ---------------------------------  ----------------------------------
Revenues                                     $                          17,636  $                           26,969
Operation and maintenance expense                                       14,056                              17,265
Other operating expenses                                                 3,029                               3,763
-------------------------------------------  ---------------------------------  ----------------------------------
Operating Income                                                           551                               5,941
Other Income and (Deductions)                                            4,343                               3,312
-------------------------------------------  ---------------------------------  ----------------------------------
Earnings Before Interest and Taxes           $                           4,894  $                            9,253
-------------------------------------------  ---------------------------------  ----------------------------------

The decrease in EBIT of $4.4 million, or 47%, is primarily due to the operations of KeySpan Canada and losses incurred from certain technology-related investments. KeySpan Canada experienced lower per unit sales prices, as well as lower quantities of sales of natural gas liquids in the first quarter 2002, compared to 2001, as a result of generally lower oil prices. The pricing of natural gas liquids is directly related to oil prices.

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

Liquidity

The increase in cash flow from operations for the first quarter of 2002, compared to the corresponding period last year, is primarily attributable to lower interest and income tax payments. As previously mentioned, interest payments decreased this quarter, compared to last year, due to the use of derivative financial instruments to hedge a portion of our exposure to interest rate risk, as well as to lower interest rates on outstanding commercial paper. Further, state and local tax payments were lower for the first quarter of 2002 compared to the same period last year since we are currently in a refund position with regards to such payments. Operating cash flow from our gas exploration and production activities, however, were adversely impacted by significantly lower realized gas prices this quarter compared to the same period last year. (See Note 6 to the Consolidated Financial Statements "Derivative Financial Instruments" for an explanation of the interest rate hedges.)

At March 31, 2002, we had cash and temporary cash investments of $190.7 million. During the three months ended March 31, 2002, we repaid $9.9 million of commercial paper and, at March 31, 2002, $1.0 billion of commercial paper was outstanding at a weighted average annualized interest rate of 2.07%. We had the ability to borrow up to an additional $361 million at March 31, 2002 under the terms of our credit facility. Under this facility, our consolidated indebtedness may not exceed 68% of our consolidated capitalization at the end of any fiscal quarter. At March 31, 2002, our consolidated indebtedness was 64.75% of our consolidated capitalization. Violation of this covenant could result in the termination of the credit facility, and the required repayment of amounts due thereunder.

Houston Exploration has an unsecured line of credit with a commercial bank that provides for a maximum commitment of $250 million, subject to a borrowing base limitation of $250 million. During the three months ended March 31, 2002, Houston Exploration borrowed $9.0 million under this facility and repaid $4.0 million; at March 31, 2002, $149 million remained outstanding at a weighted average annualized interest rate of 3.19%. At March 31, 2002, Houston Exploration had available borrowings of $101 million. Also, KeySpan Canada has two revolving loan agreements with financial institutions in Canada. Repayments under these agreements totaled approximately

$20 million for the three months ended March 31, 2002. At March 31, 2002, approximately $155 million was outstanding at a weighted average annualized interest rate of 2.99%. KeySpan Canada currently has available borrowings of approximately $49 million.

KeySpan has fully and unconditionally guaranteed $525 million of medium- term notes issued by KEDLI under KEDLI's current shelf registration, as well as a $125 million revolving credit agreement associated with its Canadian subsidiaries. Both the medium- term notes and credit agreement are reflected on the Consolidated Balance Sheet.

Further, KeySpan has: (i) guaranteed $167.9 million of surety bonds associated with certain construction projects currently being performed by subsidiaries within the Energy Services segment; (ii) guaranteed certain supply contracts, margin accounts and purchase orders for certain subsidiaries in the aggregate amount of $81.1 million; and (iii) guaranteed the $425 million Master Lease Agreement Liability associated with the lease of the Ravenswood facility. These guarantees are not recorded on the Consolidated Balance Sheet. The guarantee of the medium- term notes expires in 2010, while the other guarantees have terms that do not extend beyond 2005; however the Master Lease Agreement can be extended to 2009. At this point in time, we have no reason to believe that our subsidiaries will default on their current obligations. However, we can not predict when or if any defaults may take place or the impact such defaults may have on our consolidated results of operations, financial condition or cash flows. See the discussion of the Ravenswood lease under the heading "Capital Expenditures and Financing" for a description of the leasing arrangement.

We satisfy our seasonal working capital requirements primarily through internally generated funds and the issuance of commercial paper. In addition, we anticipate realizing approximately $165 million in proceeds from the sale of Midland in 2002. We believe that these sources of funds are sufficient to meet our seasonal working capital needs. In addition, we use treasury stock to satisfy the requirements of our employee common stock, dividend reinvestment and benefit plans.

Capital Expenditures and Financing

Construction Expenditures

The table below sets forth our construction expenditures by operating segment for the periods indicated:

                                                   (In Thousands of Dollars)
----------------------------------------------------------------------------
                         Three Months Ended          Three Months Ended
                           March 31, 2002              March 31 ,2001
--------------------  -------------------------  ---------------------------
Gas Distribution      $                  84,366  $                    46,066
Electric Services                        88,544                       10,289
Energy Investments                       67,697                       65,768
Energy Services                           3,546                        3,786
--------------------  -------------------------  ---------------------------
                      $                 244,153  $                   125,909
--------------------  -------------------------  ---------------------------

Construction expenditures related to the Gas Distribution segment are primarily for the renewal and replacement of mains and services and for the expansion of the gas distribution system. Construction expenditures for the Electric Services segment reflect primarily costs to maintain our electric generating facilities and costs to expand the Ravenswood facility and construct new electric generating facilities as previously noted. Construction expenditures related to the Energy Investments segment primarily reflect costs associated with our gas exploration and production activities. These costs are related to the development of properties in Southern Louisiana and in the Gulf of Mexico. Expenditures also include development costs associated with our joint venture with Houston Exploration, as well as costs related to Canadian affiliates.

The amount of future construction expenditures is reviewed on an ongoing basis and can be affected by timing, scope and changes in investment opportunities.

Financing

At December 31, 2001, we had an existing $1 billion shelf registration statement on file with the Securities and Exchange Commission ("SEC"), with $500 million available for issuance. In February 2002, we updated our shelf registration for the issuance of an additional $1.2 billion of securities, thereby giving us the ability to issue up to $1.7 billion of debt, equity or various forms of preferred stock. Currently, we have the authority under Public Utility Holding Company Act ("PUHCA") to issue up to $1.0 billion of this amount. We have filed an application with the SEC for additional authorization.

In order to take advantage of opportunities currently available, we anticipate issuing at least $400 million of MED's Equity Units in May 2002 consisting of a purchase contract for our common stock and a six-year note. The purchase contract commits us three years from the date of issue of the MEDS equity units to issue, and investors to purchase, a number of shares of our common stock based on a formula tied to the value of our common stock at that time. These instruments will be recorded as long-term debt on our Consolidated Balance Sheet, but rating agencies will consider a portion of the instruments as equity for purposes of calculating debt-to-equity ratios. We expect to reduce outstanding commercial paper with the proceeds from this issuance. We anticipate that these securities will not be considered convertible instruments for purposes of applying FAS 128 "Earnings Per Share" calculations, unless or until such time as the market value of our common stock reaches a threshold appreciation price which will be higher than our current per share market value. Interest payments will, however, reduce net income and earnings per share.

The Emerging Issues Task Force of the Financial Accounting Standards Board is considering proposals related to accounting for certain securities and financial instruments, including securities such as the Equity Units. The current proposals being considered include rulemaking that, if adopted, would endorse the method of accounting discussed above. Alternatively, other proposals being considered could result in the common shares issuable pursuant to the purchase contract to be deemed outstanding and included in the calculation of diluted earnings per share, and could result in periodic "marking to market" of the purchase contracts, causing periodic charges or credits to income. If this latter approach were adopted, our diluted earnings per share could increase and decrease from quarter to quarter to reflect the lesser and greater number of shares issuable upon satisfaction of the purchase contract.

We currently anticipate that the SEC will issue an order relating to our application for additional authorization to issue securities under PUHCA by the latter part of this year. Until that time, we will continue to finance the construction of our two new electric peaking-power plants and the Islander East Pipeline through the issuance of commercial paper. At the time of such SEC approval, we intend to issue approximately $150 to $200 million of either taxable or tax-exempt debt securities, the proceeds of which, it is anticipated, will be used to re-pay outstanding commercial paper. We may also issue additional long-term debt towards the latter part of 2002 to replace outstanding commercial paper, if market conditions are favorable.

We will continue to evaluate our capital structure and financing strategy for 2002 and beyond. We believe that our current sources of funding (i.e., internally generated funds, the issuance of additional securities as noted above, and the availability of commercial paper), together with the cash proceeds from the sale of Midland, are sufficient to meet our anticipated working capital needs for the foreseeable future.

As noted, as part of our strategy to maintain an optimal level of floating rate debt, we have several interest rate swap agreements on a portion of our existing fixed rate medium-term and long-term debt that effectively change the debt to floating rate debt. These swap agreements qualify for hedge accounting and were completed with several major financial institutions in order to reduce credit risk. (See Note 6 to the Consolidated Financial Statements "Derivative Financial Instruments" for additional information on these swap agreements.)

We also have an arrangement with a special purpose financing entity through which we lease a portion of the Ravenswood facility. We acquired the Ravenswood facility from Consolidated Edison on June 18, 1999 for approximately $597 million. In order to reduce our initial cash requirements, we entered into a lease agreement with a special purpose, unaffiliated financing entity that acquired a portion of the facility directly from Consolidated Edison and leased it to our subsidiary. We have guaranteed all payment and performance obligations of our subsidiary under the lease. The lease represents approximately $425 million of the acquisition cost of the facility, which is the amount of debt that would have been recorded on our Consolidated Balance Sheet had the special purpose financing entity not been utilized and conventional debt financing been employed. Further, we would have recorded an asset in the same amount. Monthly lease payments represent interest only. The lease qualifies as an operating lease for financial reporting purposes while preserving our ownership of the facility for federal and state income tax purposes.

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

The Financial Accounting Standards Board (the "Board") is currently reviewing issues related to special purpose entities. It is anticipated that in mid 2002, the Board will issue for public comment guidance regarding the accounting for, and disclosure of special purpose entities. It is expected that the final guidance will be issued in the summer of 2002, and be effective January 1, 2003. It is possible that we may be required to classify the lease under which we operate the Ravenswood facility as $425 million of indebtedness.

This classification would increase the amount of our indebtedness for purposes of calculating our financial covenants under our credit agreement expiring on September 19, 2002 and, accordingly, if these covenants were then applicable, would reduce our available borrowing capacity. We anticipate negotiating a new credit agreement prior to the expiration of the existing credit agreement. At this time, however, we are unable to determine what the requirements will be under the final guidance, if and when an accounting Standard is issued, as well as the actual impact on our results of operations and financial position.

The ratings on our long-term debt have remained unchanged from December 31, 2001. Moody's Investor Services rated: (i) KeySpan's long-term debt at A3; and
(ii) KEDNY's, KEDLI's, Boston Gas Company's and Colonial Gas Company's long-term debt at A2. Standard and Poor's rating agency rated: (i) the long-term debt of KeySpan, KeySpan Generation, Boston Gas Company and Colonial Gas Company at A; and (ii) KEDNY's and KEDLI's long-term debt at A+.

Our contractual cash obligations and associated maturities have remained basically unchanged from December 31, 2001.

The table below reflects maturity schedules for our cash contractual obligations at March 31, 2002:

                                                                                               (In Thousands of Dollars)
------------------------------------------------------------------------------------------------------------------------

Contractual Obligations
                                         Total             1-3 Years             4-5 Years            After 5 Years
----------------------------------  ----------------  -------------------  --------------------- -----------------------
Long-Term Debt                      $      4,796,584  $            11,149  $           1,227,333 $             3,558,102
Capital Lease Obligations                     15,007                2,851                  2,176                   9,980
Operating Leases                             633,313              261,953                165,441                 205,919
----------------------------------  ----------------  -------------------  --------------------- -----------------------
Total Contractual
Cash Obligations                    $      5,441,514  $           275,953  $           1,394,950 $             3,770,611
----------------------------------  ----------------  -------------------  --------------------- -----------------------
Commercial Paper                    $      1,038,503            Revolving
----------------------------------  ----------------  -------------------  --------------------- -----------------------

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

Percentage of Completion Accounting

Significant reliance is placed upon estimates of future job costs in computing revenue and subsequent net income under the percentage of completion method of revenue recognition for the designing, building and installation of heating, ventilation and air-conditioning systems by subsidiaries in our Energy Services segment. This accounting method measures the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. These estimates are based upon available information at the time of review, and changes in estimates resulting in additional future costs to complete projects can result in reduced margins or loss contracts. Provisions for estimated losses on uncompleted contracts are made in the period such losses are determined. Changes in job performance, job conditions and estimated profitability are recognized in the period the revisions are determined.

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

Other changes to existing accounting standards involve a requirement to test goodwill for impairment at least annually. The initial impairment test is to be performed within six months of adopting SFAS 142 with any resulting impairment reflected as either a change in accounting principle, or a charge to operations in the financial statements, as appropriate.

We record goodwill on purchase transactions, representing the excess of acquisition cost over the fair value of net assets acquired. In testing for goodwill impairment under SFAS 142, significant reliance is placed upon estimated future cash flows. Cash flow estimates are determined based upon our projected market conditions and demand for our products and services. A change in the fair value of our investments could cause a significant change in the carrying value of goodwill.

We have completed our analysis for our Gas Distribution and Energy Services reporting units, determining that no impairment exists. The results of our analysis for our Energy Investments reporting unit is not complete at this time, and we are unable to determine the impact, if any, this analysis may have on our results of operations or financial condition.

Valuation of Derivative Instruments

We employ derivative instruments to hedge a portion of our exposure to commodity price risk and interest rate risk, as well as to fix the selling price on a portion of our electric energy sales from the Ravenswood facility. A number of our derivative instruments are exchange traded and, accordingly, fair value measurements are generally based on standard New York Mercantile Exchange

("NYMEX") quotes. However, the oil derivative instruments we employ to hedge the purchase price on a portion of the oil used to fuel the Ravenswood facility are not exchange traded. We use industry published oil indices for No. 6 grade fuel oil to value these oil swap contracts. We have also engaged in the use of derivative swap instruments to fix the selling price on a portion of our electric energy sales from the Ravenswood facility. Further, we have tolling arrangements under which we have effectively "locked-in" a profit on a portion of electric sales. In addition, our Canadian subsidiary uses swap instruments to lock-in the purchase price on the purchase of electricity needed to operate its gas processing plants. These arrangements are also non-exchange traded and we use NYISO-location zone and local published indices to value these outstanding derivatives. For collar transactions relating to natural gas sales associated with our gas exploration and production subsidiaries, we use standard NYMEX quotes, as well as Black- Scholes valuations to calculate the fair value of these instruments. Finally, we also have interest rate swap agreements in which approximately $1.4 billion of fixed rate debt have been effectively converted to floating rate debt. The fair values of these derivative instruments are provided to us by third party appraisers and represent the present value of estimated future cash-flows based on a forward interest rate curve for the life of the derivative instrument. All fair value measurements, whether calculated using standard NYMEX quotes or other valuation techniques, are subjective and subject to fluctuations in commodity prices, interest rates and overall economic market conditions and, as a result, our fair value measurements may not be precise and can fluctuate significantly from period to period. (See Note 6 to the Consolidated Financial Statements "Derivative Financial Instruments" for a further description of the instruments.)

Regulation and Rate Matters

Gas Matters

In March 2002, we notified the Massachusetts Department of Telecommunications and Energy ("DTE") that we may file a rate proceeding for Boston Gas Company during the second quarter of 2002. The Performance Based Ratemaking Plan ("PBR") in effect for Boston Gas will expire on October 31, 2002. We are currently evaluating various options available to us, including but not limited to, an extension of the existing plan or proposing a new rate plan.

For an additional discussion of our current gas distribution rate agreements, see our Annual Report on Form 10-K for the year ended December 31, 2001, Item 7.

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

In addition, we have committed that during the Authorization Period, our common equity will be at least 30% of our consolidated capitalization and each of our utility subsidiaries' common equity will be at least 30% of such entity's capitalization. At March 31, 2002 our consolidated common equity was 35% of our consolidated capitalization, including commercial paper.

Environmental Matters

KeySpan  is  subject to  various  federal,  state and local laws and  regulatory programs related to the environment. Ongoing environmental compliance activities, which have not been material, are charged to operation and maintenance activities. We estimate that the remaining cost of our manufactured gas plant ("MGP") related environmental cleanup activities, including costs associated with the Ravenswood facility will be approximately $212 million and we have recorded a related liability for such amount. We have also recorded an additional $42.1 million liability representing the estimated environmental cleanup costs related to a former coal tar processing facility. Further, as of March 31, 2002, we have expended a total of $52.2 million. (See Note 4 to the Consolidated Financial Statements, "Environmental Matters.")

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical facts, are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Without limiting the foregoing, all statements under the captions "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings, pursuit of potential future acquisition opportunities and sources of funding, are forward-looking statements. Such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties and actual results may differ materially from those discussed in such statements.

Among the factors that could cause actual results to differ materially are:

     - volatility of energy prices in a deregulated market environment, as well as in natural gas and fuel used to generate electricity;
     -    fluctuations in weather and in gas and electric prices;
     -    general  economic  conditions,  especially  in  the  Northeast  United
          States;
     -    our ability to successfully reduce our cost structure;
     -    implementation of new accounting standards;
     -    inflationary trends and interest rates;
     -    the   ability   of  KeySpan  to   identify   and  make   complementary
          acquisitions, as well as the successful integration of such acquisitions;
     -    available sources and cost of fuel;
     - federal and state regulatory initiatives that increase competition, threaten cost and investment recovery, and impact the rate structures of our regulated businesses;
     - the exercise by LIPA of its right to acquire our Long Island generation operations and the possible deployment of the proceeds received in connection therewith;
     - potential write-down of our investment in natural gas properties when natural gas prices are depressed or if we have significant downward revisions in our estimated proved gas reserves;
     - competition in general facing our unregulated Energy Services businesses, including but not limited to competition from other mechanical, heating, ventilation and air conditioning ("HVAC"), and engineering companies and other utilities which are permitted to engage in such activities;
     - the degree to which we develop unregulated business ventures, as well as federal and state regulatory policies affecting our ability to retain and operate such business ventures;
     - other risks detailed from time to time in other reports and other documents filed by KeySpan with the Securities and Exchange Commission ("SEC").

For any of these statements, KeySpan claims the protection of the safe harbor for forward-looking information contained in the Private Securities Litigation Reform Act of 1995, as amended. For additional discussion on these risks, uncertainties and assumptions, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" contained herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to various risks and uncertainties associated with our operations. The most significant of which involves the evolution of the gas distribution and electric industries towards a more competitive and deregulated environment. In addition, we are exposed to commodity price risk, interest rate risk and, to a much less degree, foreign currency translation risk.

Our exposure to the above mentioned market risks has remained substantially unchanged from December 31, 2001. See our Annual Report on Form 10K for the year ended December 31, 2001 Item 7A for a discussion of the various risks associated with our operations. Below are our derivative instruments outstanding at March 31, 2002.

Commodity Contracts and Electric Derivative Instruments: From time to time we utilize derivative financial instruments, such as futures, options and swaps, for the purpose of hedging exposure to commodity price risk and to fix the selling price on a portion of our peak electric energy sales. Our hedging objectives and strategies have remained substantially unchanged from year-end.

Houston Exploration utilizes collars, as well as, over- the- counter ("OTC") swaps to hedge future sales prices on a portion of its natural gas production to achieve a more predictable cash flow and reduce its exposure to adverse price fluctuations of natural gas. As of March 31 2002, Houston Exploration has hedged approximately 65% of its estimated 2002 yearly production and 20% of its estimated 2003 yearly production. Houston Exploration uses standard New York Mercantile Exchange ("NYMEX") futures prices and published volatility in its Black-Scholes calculation to value its outstanding derivatives. Houston Exploration recorded a benefit of $17.0 million in Revenues for derivative instruments that settled during the first quarter of 2002.

We also employ standard NYMEX gas futures contracts, as well as oil swap derivative contracts to fix the purchase price for a portion of the fuel used at the Ravenswood facility. We use standard NYMEX futures prices to value the gas futures contracts and industry published oil indices for number 6 grade fuel oil to value the oil swap contracts. These contracts extend through 2003. During the first quarter of 2002, we realized a loss of $3.5 million on the settlement of derivative instruments and recorded this loss as an increase to Fuel and Purchased Power expense.

Our gas and electric marketing subsidiary, as well as our gas distribution, operations have fixed rate gas sales contracts and utilize standard NYMEX futures contracts to lock-in a price for future natural gas purchases. We use standard NYMEX futures prices to value the outstanding contracts. During the first quarter of 2002, we realized a loss of $7.8 million on derivatives that settled during this period and recorded this loss as an increase to Purchased Gas for Resale.

We have also engaged in the use of derivative swap instruments to fix the selling price on a portion of our estimated 2002 summer and winter peak electric energy sales from the Ravenswood facility to protect against a potential degradation in market prices. We have financially settled tolling arrangements under which we have effectively "locked-in" a profit on a portion of 2002 sales. We currently have hedge positions for approximately 50% of the estimated 2002 summer peak electric profits associated with the Ravenswood facility. We use NYISO-location zone published indices and standard NYMEX prices to value these outstanding derivatives. During the first quarter of 2002, we realized a gain of $5.6 million on the settlement of certain derivative instruments and recorded this gain in Revenues.

Further, KeySpan Canada employs electric swap contracts to lock-in the purchase price on the purchase of electricity needed to operate its gas processing plants. These contracts are not exchange traded and we use local published indices to value these outstanding options. We realized a loss of $0.4 million on the settlement of certain swap derivative instruments.

All of our commodity contracts and electric derivative instruments detailed above are cash-flow hedges and qualify for hedge accounting. Periodic changes in the market value of derivatives which meet the definition of a cash-flow hedge are recorded as comprehensive income, subject to effectiveness, and then included in net income to match the underlying hedged transactions.

The following tables set forth selected financial data associated with these derivative financial instruments noted above that were outstanding at March 31, 2002.

                              Year of    Volumes                                      Fixed           Current        Fair Value
       Type of Contract      Maturity      mmcf      Floor $      Ceiling $         Price $          Price $          ($000)
--------------------------  ----------  ---------- -----------  --------------  ---------------  ---------------  ---------------
              Gas
Collars                        2002       44,000      3.56          5.14               -           3.28 - 3.87        13,869
                               2003        7,300      3.30          4.07               -           3.49 - 3.97        (1,023)
Swaps -Short Natural Gas       2002        8,250       -             -                3.01         3.28 - 3.87        (3,674)
                               2003       14,600       -             -                3.19         3.49 - 3.97        (7,043)
Swaps - Long Natural Gas       2002        6,920       -             -            2.24 - 3.72      3.28 - 3.87         2,460
                               2003        2,070       -             -            3.08 - 3.77      3.49 - 3.97           613
--------------------------  ----------  ---------- -----------  --------------  ---------------  ---------------  ---------------
                                          83,140                                                                       5,202
--------------------------  ----------  ---------- -----------  --------------  ---------------  ---------------  ---------------


                                  Year of           Volumes                                                          Fair Value
       Type of Contract          Maturity           Barrels         Fixed Price $          Current Price $             ($000)
---------------------------  ----------------  ----------------- --------------------  ----------------------  ---------------------
             Oil
Swaps - Long Fuel Oil              2002              191,438        19.85 - 26.40          22.70 - 24.55                  420
                                   2003              345,389        20.02 - 26.72          21.84 - 23.06                  132
---------------------------  ----------------  ----------------- --------------------  ----------------------  ---------------------
                                                     536,827                                                              552
---------------------------  ----------------  ----------------- --------------------  ----------------------  ---------------------


                            Year of                                                  Current          Estimated        Fair Value
    Type of Contract        Maturity         MWh          Fixed Profit /Price $      Price $          Profit $           ($000)
-----------------------  -------------- --------------  ------------------------- --------------  -----------------  ---------------
       Electricity
Tolling Arrangements          2002          624,000           4.75 - 47.50              -            1.00 - 51.62            825
Swaps                         2002           58,752          54.84 - 57.03            31.39               -               (1,380)
                              2003           70,080          54.84 - 57.03            29.69               -               (1,765)
-----------------------  -------------- --------------  ------------------------- --------------  -----------------  ---------------
                                            752,832                                                                       (2,320)
-----------------------  -------------- --------------  ------------------------- --------------  -----------------  ---------------

Non-firm Gas Sales Derivative Instruments: Utility tariffs applicable to certain large-volume customers permit gas to be sold at prices established monthly within a specified range expressed as a percentage of prevailing alternate fuel oil prices. We use gas swap contracts, with offsetting positions in oil swap contracts of equivalent energy value, with third parties to hedge the cash-flow variability of specified portions of purchases and sales. All positions that were outstanding at December 31, 2001 settled during the first quarter of 2002. The final settlement of these positions during the first quarter of 2002 did not have a material effect on our results of operations. We intend to enter into additional derivative instruments of this nature during 2002 if market conditions so warrant.

Firm Gas Sales Derivative Instruments - Regulated Utilities: We utilize derivative financial instruments to "lock-in" the purchase price for a portion of our future natural gas purchases. Our strategy is to minimize fluctuations in firm gas sales prices to our regulated firm gas sales customers in our New York service territory. All positions that were outstanding at December 31, 2001 settled during the first quarter of 2002. Since these derivative instruments were not designed as hedges and were employed to support our gas sales prices to regulated firm gas sales customers, the accounting for these derivative instruments was subject to SFAS 71. Therefore, changes in the market value of these derivatives were recorded as a Regulatory Asset or Regulatory Liability on the Consolidated Balance Sheet. Gains or losses on the settlement of these contracts were initially deferred and then refunded to or collected from our firm gas sales customers during the appropriate winter heating season consistent with regulatory requirements. We intend to enter into additional derivative instruments of this nature during 2002 if market conditions so warrant.

Interest Rate Swaps: We also have interest rate swap agreements in which approximately $1.4 billion of fixed rate debt have effectively been changed to floating rate debt. For the term of the agreements, we will receive the fixed coupon rate associated with these bonds and pay the counter parties a variable interest rate that is reset on a weekly and/or quarterly basis as appropriate. These bonds are fair- value hedges and qualify for hedge accounting. The swap agreements associated with the Medium Term Notes, as displayed in the table below, qualify for "short-cut" hedge accounting treatment under SFAS 133. The fair-value hedge associated with a Gas Facilities Revenue Bond does not qualify for "short-cut" hedge accounting treatment. Through the utilization of our interest rate swap agreements, we reduced recorded interest expense by $11.6 million during the first quarter of 2002. Further, we recorded, a first quarter benefit of $1.3 million as a result of the fair value measurements. The fair values of these derivative instruments are provided to us by third party appraisers and represent the present value of future cash-flows based on a forward interest rate curve for the life of the derivative instrument. The fair values at March 31, 2002, as indicated in the table below, reflect an assumption of higher interest rates in the future.

The table below summarizes selected financial data associated with these derivative financial instruments that were outstanding at March 31, 2002.

                                                                                                   Average
                                   Maturity Date of      Notional Amount      Fixed Rate        Variable Rate          Fair Value
                Bond                     Swaps               ($000)            Received              Paid                ($000)
--------------------------------  -------------------  ------------------- -----------------  ------------------  ------------------
Gas Facilities Revenue Bonds              2024               90,000             5.540%              1.270%                    10
Medium Term Notes                         2010              500,000             7.625%              4.320%                (6,327)
Medium Term Notes                         2006              500,000             6.150%              3.680%               (13,985)
Medium Term Notes                         2023              270,000             8.200%              3.390%               (16,377)
--------------------------------  -------------------  ------------------- -----------------  ------------------  ------------------
                                                          1,360,000                                                      (36,679)
--------------------------------  -------------------  ------------------- -----------------  ------------------  ------------------


Additionally, we have a swap agreement that effectively exchanges $270 million of outstanding commercial paper with fixed-rate debt. This swap is a cash-flow hedge and qualifies for hedge accounting under SFAS 133. We recorded additional interest expense associated with this swap of $0.7 million during the first quarter of 2002 and there was no impact on earnings from ineffectiveness. At March 31, 2002, the fair value of this swap, which was reflected as an asset, was $0.4 million.

Weather Derivative: The utility tariffs associated with our New England gas distribution operations do not contain a weather normalization clause. As a result, fluctuations from normal weather may have a significant positive or negative effect on the results of these operations. To mitigate the effect of weather fluctuations on our financial position and cash flows, we entered into a weather swap in October 2001. This derivative hedged approximately 15% of our weather related risk for the November 2001 - March 2002 winter season. In January 2002, we settled all our remaining weather derivatives and recorded a gain of $0.3 million in Other Income. We intend to enter into additional derivative instruments of this nature during 2002 if market conditions so warrant.

PART II.  OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings

KeySpan has been cooperating in preliminary inquiries regarding trading in KeySpan Corporation stock by individual officers of KeySpan prior to the July 17, 2001 announcement that KeySpan was taking a special charge in its Energy
Services business and otherwise reducing its 2001 earnings forecast. These inquiries are being conducted by the U.S. Attorney's Office, Southern District of New York, and the SEC.

As part of its continuing inquiry, on March 5, 2002, the SEC issued a formal order of investigation, pursuant to which it will review the trading activity of certain company insiders from May 1, 2001 to the present, as well as the Company's compliance with its reporting rules and regulations, generally during the period following the acquisition of the Roy Kay companies through the July 17th announcement.

Furthermore, KeySpan and certain of its officers and directors are defendants in a number of class action lawsuits filed in the United States District Court for the Eastern District of New York after the July 17th announcement.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)        Exhibits

3.1*       By-Laws

10.1* Amendment dated as of March 29, 2002 to Generation Purchase Right Agreement by and between KeySpan Corporation, as Seller, and Long Island Lighting Company d/b/a LIPA, as Buyer, dated of June 26, 1997.

12.1*      Computation in support of ratio earnings to fixed charges.


b)         Reports on Form 8-K

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

In our Report on Form 8-K dated April 25, 2002, we disclosed that we had issued a press release concerning, among other things, our earnings for the first quarter ended March 31, 2002.

----------------------
*Filed Herewith

                      KEYSPAN CORPORATION AND SUBSIDIARIES
                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned there unto duly authorized.


                                             KEYSPAN CORPORATION
                                                 (Registrant)







Date: April 26, 2002                          /s/ Gerald Luterman
                                             ------------------------------
                                             Gerald Luterman
                                             Senior Vice President and
                                             Chief Financial Officer


Date: April 26, 2002                          /s/ Ronald S. Jendras
                                             --------------------------------
                                             Ronald S. Jendras
                                             Vice President, Controller
                                             and Chief Accounting Officer