Form 10-Q
period 2002-06-30
KEYSPAN CORP
filed 2002-08-13
CIK 1062379

3



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    Form 10-Q
(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934


For the quarterly period ended                June 30, 2002
                               -------------------------------------------------
                                       OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934


For the transition period from                     to
                               -------------------    ------------------------

                         Commission file number 1-14161

                               KEYSPAN CORPORATION
                               --------------------
             (Exact name of Registrant as specified in its charter)

           New York                                        11-3431358
------------------------------------         -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                 One MetroTech Center, Brooklyn, New York 11201
              175 East Old Country Road, Hicksville, New York 11801
           ----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                            (718) 403-1000 (Brooklyn)
                           (631) 755-6650 (Hicksville)
                        --- ----------------------------
              (Registrant's telephone number, including area code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class of Common Stock                            Outstanding at July 31, 2002
---------------------------                        -----------------------------
      $.01 par value                                        141,407,660

                      KEYSPAN CORPORATION AND SUBSIDIARIES

                                      INDEX

                     Part I. FINANCIAL INFORMATION                      Page No.
                                                                        --------

Item 1. Financial Statements

            Consolidated Balance Sheet -
            June 30, 2002 and December 31, 2001                            3

            Consolidated Statement of Income -
            Three and Six Months Ended June 30, 2002 and 2001
                                                                           5

            Consolidated Statement of Cash Flows -
            Six Months Ended June 30, 2002 and 2001                        6

            Notes to Consolidated Financial Statements                     7

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           26

Item 3. Quantitative and Qualitative Disclosures
            About Market Risk                                             52

                           Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                 58

Item 4. Submission of Matters to a Vote of Security Holders               59

Item 6. Exhibits and Reports on Form 8-K                                  60

Signatures                                                                61


                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                            (In Thousands of Dollars)

-------------------------------------------------------------------------------------------------------------------------------

                                                                   June 30, 2002                      December 31, 2001
                                                          --------------------------------     --------------------------------


ASSETS
Current Assets
    Cash and cash equivalents                        $                            137,599   $                          159,252
    Accounts receivable                                                         1,236,016                            1,344,898
    Allowance for uncollectible accounts                                         (88,432)                             (72,299)
    Gas in storage, at average cost                                               239,403                              334,999
    Materials and supplies, at average cost                                       106,652                              105,693
    Other                                                                         220,320                              125,944
                                                          --------------------------------     --------------------------------
                                                                                1,851,558                            1,998,487
                                                          --------------------------------     --------------------------------

Net Assets Held for Disposal                                                      190,135                              191,055
                                                          --------------------------------     --------------------------------
Equity Investments and Other                                                      241,342                              223,249
                                                          --------------------------------     --------------------------------

Property
    Gas                                                                         5,877,621                            5,704,857
    Electric                                                                    1,840,067                            1,629,768
    Other                                                                         418,675                              400,643
    Accumulated depreciation                                                  (2,647,591)                          (2,533,466)
    Gas exploration and production, at cost                                     2,348,391                            2,200,851
    Accumulated depletion                                                       (882,721)                            (796,722)
                                                          --------------------------------     --------------------------------
                                                                                6,954,442                            6,605,931
                                                          --------------------------------     --------------------------------

Deferred Charges
    Regulatory assets                                                             429,077                              458,191
    Goodwill, net of amortization                                               1,786,561                            1,782,826
    Other                                                                         496,415                              529,867
                                                          --------------------------------     --------------------------------
                                                                                2,712,053                            2,770,884
                                                          --------------------------------     --------------------------------

Total Assets                                         $                         11,949,530   $                       11,789,606
                                                          ================================     ================================



        See accompanying Notes to the Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                            (In Thousands of Dollars)

----------------------------------------------------------------------------------------------------------------------------------

                                                                       June 30, 2002                      December 31, 2001
                                                              --------------------------------      ------------------------------

LIABILITIES AND CAPITALIZATION
Current Liabilities

    Current redemption of long term debt                $                               1,480  $                              993
    Accounts payable and accrued expenses                                           1,006,073                           1,091,430
    Commercial paper                                                                  570,655                           1,048,450
    Dividends payable                                                                  64,273                              63,442
    Taxes accrued                                                                      11,068                              50,281
    Customer deposits                                                                  36,402                              36,151
    Interest accrued                                                                   85,169                              93,962
                                                              --------------------------------      ------------------------------
                                                                                    1,775,120                           2,384,709
                                                              --------------------------------      ------------------------------



Deferred Credits and Other Liabilities
    Regulatory liabilities                                                             68,790                              39,442
    Deferred income tax                                                               811,349                             598,072
    Postretirement benefits and other reserves                                        708,320                             694,680
    Other                                                                             149,857                             207,992
                                                              --------------------------------      ------------------------------
                                                                                    1,738,316                           1,540,186
                                                              --------------------------------      ------------------------------



Capitalization

    Common stock, $.01 par value, authorized 450,000,000
    shares; outstanding 140,570,579 and                                             2,995,501                           2,995,797
    137,251,386 shares stated at

    Retained earnings                                                                 498,751                             452,206
    Other comprehensive income                                                        (27,997)                              4,483
    Treasury stock purchased                                                         (509,988)                            (561,884)
                                                               --------------------------------      ------------------------------
      Total common shareholders equity                                               2,956,267                          2,890,602
    Preferred stock                                                                     84,077                             84,077
    Long-term debt                                                                   5,192,217                          4,697,649
                                                               --------------------------------      ------------------------------
Total Capitalization                                                                 8,232,561                          7,672,328
                                                               --------------------------------      ------------------------------

Minority Interest in Subsidiary Companies                                              203,533                            192,383
                                                               --------------------------------      ------------------------------
Total Liabilities and Capitalization                           $                    11,949,530  $                      11,789,606
                                                               ================================      ==============================

         See accompanying Notes to the Consolidated Financial Statements


                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
               (In Thousands of Dollars, Except Per Share Amounts)
------------------------------------------------------------------------------------------------------------------------------------
                                                              Three Months         Three Months        Six Months        Six Months
                                                                  Ended               Ended              Ended              Ended
                                                               June 30, 2002      June 30, 2001      June 30, 2002     June 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
Revenues
     Gas Distribution                                     $    521,822         $    620,685     $    1,744,791       $   2,374,329
     Electric Services                                         354,756              357,904            669,440             701,275
     Energy Services                                           229,311              232,771            470,870             551,864
     Gas Exploration                                            88,274              103,720            162,988             235,731
     Energy Investments                                         21,942               24,222             39,575              51,191
                                                     ------------------ -------------------- ------------------  ------------------
     Total Revenues                                          1,216,105            1,339,302          3,087,664           3,914,390
                                                     ------------------ -------------------- ------------------  ------------------
Operating Expenses
     Purchased gas for resale                                  249,942              348,349            899,299           1,545,698
     Fuel and purchased power                                   93,292              146,357            177,664             289,657
     Operations and maintenance                                548,094              533,803          1,041,660           1,037,686
     Depreciation, depletion and amortization                  127,463              121,578            253,460             252,742
     Operating taxes                                            87,388              100,835            207,781             242,825
                                                     ------------------ -------------------- ------------------  ------------------
     Total Operating Expenses                                1,106,179            1,250,922          2,579,864           3,368,608
                                                     ------------------ -------------------- ------------------  ------------------
Operating Income                                               109,926               88,380            507,800             545,782
                                                     ------------------ -------------------- ------------------  ------------------
Other Income and (Deductions)
     Minority interest                                          (6,138)            (11,869)            (10,569)            (27,280)
     Other income                                                8,484               8,713              21,102              28,826
                                                     ------------------ -------------------- ------------------  ------------------
     Total Other Income                                          2,346              (3,156)             10,533               1,546
                                                     ------------------ -------------------- ------------------  ------------------
Income Before Interest Charges                                 112,272              85,224             518,333             547,328
     and Income Taxes                                ------------------ -------------------- ------------------  ------------------
Interest Charges                                                70,054              91,927             142,661             185,230
                                                     ------------------ -------------------- ------------------  ------------------
Income Taxes
     Current                                                     5,587             (24,825)            (78,031)             88,574
     Deferred                                                    7,457              28,539             209,898              59,827
                                                     ------------------ -------------------- ------------------  ------------------
     Total Income Taxes                                         13,044               3,714             131,867             148,401
                                                     ------------------ -------------------- ------------------  ------------------
Preferred stock dividend requirements                            1,476               1,476               2,952               2,952
                                                     ------------------ -------------------- ------------------  ------------------
Earnings (Loss) from Continuing Operations                      27,698             (11,893)            240,853             210,745
                                                     ------------------ -------------------- ------------------  ------------------
Discontinued Operations
    Income from operations, net of tax                               -               3,892                   -               4,553
    Loss on Disposal, net of tax of $13,050                    (19,662)                  -             (19,662)                  -
                                                     ------------------ -------------------- ------------------  ------------------
Loss from Discontinued Operations                              (19,662)              3,892             (19,662)              4,553
                                                     ------------------ -------------------- ------------------  ------------------
Earnings (Loss) for Common Stock                           $     8,036         $    (8,001)      $     221,191        $    215,298
                                                     ================== ==================== ==================  ==================
Basic Earnings (Loss) Per Share from
     Continuing Operations                                        0.20               (0.09)               1.71                1.54
Basic Earnings (Loss) Per Share from
     Discontinued Operations                                     (0.14)               0.03               (0.14)               0.03
                                                     ------------------ -------------------- ------------------  ------------------
Basic Earnings (Loss) Per Share                            $      0.06         $     (0.06)       $       1.57        $       1.57
                                                     ================== ==================== ==================  ==================
Diluted Earnings (Loss) Per Share from
     Continuing Operations                                        0.20               (0.09)               1.70                1.52

Diluted Earnings (Loss) Per Share from
     Discontinued Operations                                     (0.14)                0.03              (0.14)               0.03
                                                     ================== ==================== ==================  ==================
Diluted Earnings (Loss) Per Share                          $      0.06         $      (0.06)       $      1.56         $      1.55
                                                     ================== ==================== ==================  ==================
Average Common Shares Outstanding (000)                        141,063              137,916            140,551             137,438
Average Common Shares Outstanding Diluted (000)                142,156              139,361            141,706             138,872


See accompanying Notes to the Consolidated Financial Statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (In Thousands of Dollars)

------------------------------------------------------------------------------------------------------------------------------------

                                                                               Six Months                            Six Months
                                                                                 Ended                                 Ended
                                                                             June 30, 2002                         June 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
Operating Activities

Earnings from continuing operations                             $                     243,805                 $            213,697
Adjustments to reconcile net income to  net cash
    Depreciation, depletion and amortization                                          253,460                              252,742
    Deferred income tax                                                                26,741*                              59,827
    Income from equity investments                                                     (7,409)                              (6,294)
    Dividends from equity investments                                                     120                                    -
    Provision for loss on contracting business                                              -                               28,012

Changes in assets and liabilities
    Accounts receivable                                                               125,015                              321,673
    Materials and supplies, fuel oil and gas in storage                                94,637                               24,518
    Accounts payable and accrued expenses                                             (48,213)                            (425,263)
    Interest accrued                                                                   (8,793)                              52,252
    Other                                                                               4,394*                              33,706
                                                                  ----------------------------     --------------------------------
Net Cash Provided by Operating Activities                                             683,757                              554,870
                                                                  ----------------------------     --------------------------------

Investing Activities
Capital expenditures                                                                 (595,503)                            (424,807)
Proceeds from sale of assets                                                                -                               18,458
Other                                                                                       -                               (7,822)
                                                                  ----------------------------     --------------------------------
Net Cash Used in Investing Activities                                                (595,503)                            (414,171)
                                                                  ----------------------------     --------------------------------
Financing Activities
Issuance of treasury stock                                                             51,896                               64,107
Issuance of long-term debt                                                            507,754                              708,000
Payment of long-term debt                                                             (54,590)                            (152,000)
Payment of commercial paper                                                          (477,795)                            (497,033)
Preferred stock dividends paid                                                         (2,952)                              (2,952)
Common stock dividends paid                                                          (124,684)                            (121,937)
Other                                                                                  (9,536)                                5,102
                                                                  ----------------------------     --------------------------------
Net Cash (Used in) Provided By Financing Activities                                  (109,907)                                3,287
                                                                  ----------------------------     --------------------------------
Net (decrease) increase  in Cash  and Cash Equivalents          $                     (21,653)   $                          143,986
                                                                  ============================     ================================
Cash and cash equivalents at beginning of period                $                     159,252    $                           83,329
Net (decrease) increase  in cash and cash equivalents                                 (21,653)                              143,986
                                                                  ----------------------------     --------------------------------
Cash and Cash Equivalents at End of Period                      $                     137,599    $                         227,315
                                                                  ============================     ================================

Cash equivalents are short-term marketable securities purchased with maturities of three months or less that were carried at cost which approximates fair value.

*Includes a non-cash reduction to current taxes payable of $183.2 million resulting from the finalization of certain tax issues associated with the KeySpan/Long Island Lighting Company merger.

        See accompanying Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

KeySpan Corporation (referred to in the Notes to the Financial Statements as "KeySpan", "we", "us" and "our") is a registered holding company under the Public Utility Holding Company Act of 1935, as amended ("PUHCA"). We operate six regulated utilities that distribute natural gas to approximately 2.5 million customers in New York City, Long Island, Massachusetts and New Hampshire, making us the fifth largest gas distribution company in the United States and the largest in the Northeast. We also own and operate electric generating plants in Nassau and Suffolk Counties on Long Island and in Queens County in New York City. Under contractual arrangements, we provide power, electric transmission and distribution services, billing and other customer services for approximately one million electric customers of the Long Island Power Authority ("LIPA"). Our other subsidiaries are involved in gas and oil exploration and production; gas storage; wholesale and retail gas and electric marketing; appliance service; plumbing; heating, ventilation and air conditioning installation and services; large energy-system ownership, installation and management; engineering and consulting services; and fiber optic services. We also invest and participate in the development of, natural gas pipelines, natural gas processing plants, electric generation, and other energy-related projects, domestically and internationally. (See Note 2 "Business Segments" for additional information on each operating segment.)

1.  BASIS OF PRESENTATION

In our opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly our financial position as of June 30, 2002, and the results of our operations for the three and six months ended June 30, 2002 and June 30, 2001, as well as cash flows for the six months ended June 30, 2002 and June 30, 2001. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2001, as amended, as well as our March 31, 2002 10Q. The December 31, 2001 financial statement information has been derived from the 2001 audited financial statements. Income from interim periods may not be indicative of future results.

Basic earnings per share ("EPS") is calculated by dividing earnings available for common stock by the weighted average number of shares of common stock outstanding during the period. No dilution for any potentially dilutive securities is included. Diluted EPS assumes the conversion of all potentially dilutive securities and is calculated by dividing earnings available for common stock, as adjusted, by the sum of the weighted average number of shares of common stock outstanding plus all potentially dilutive securities.

We have approximately 2.1 million options outstanding at June 30,2002 that were not included in the calculation of diluted EPS since the exercise price associated with these options was greater than the average market price of our common stock. Further, we have 84,077 shares of convertible preferred stock outstanding that can be converted into 244,104 shares of common stock. These shares were not in the calculation of diluted EPS for the three months ended June 30, 2002 since to do so would have been anti-dilutive.

Under the requirements of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", our basic and diluted EPS are as follows:

                                                               (In Thousands of Dollars, Except Per Share)
------------------------------------------------------------- ------------------- --------------------------------------------------
                                                             Three Months Ended Three Months Ended Six Months Ended Six Months Ended
                                                               June 30, 2002       June 30, 2001    June 30, 2002     June 30, 2001
------------------------------------------------------------- ------------------ ---------------- --------------- --------------
Earnings (loss) from Continuing Operations                            $  27,698      $  (11,893)      $ 240,853     $  210,745
   Interest savings on convertible preferred stock                            -             142             284            284
   Houston Exploration dilution (options)                                  (129)           (310)           (225)          (859)
------------------------------------------------------------- ------------------ ---------------- --------------- --------------
Earnings (loss) for common stock - adjusted                              27,569         (12,061)        240,912        210,170
------------------------------------------------------------- ------------------ ---------------- --------------- --------------
Weighted average shares outstanding (000)                               141,063         137,916         140,551        137,438

Add dilutive securities:
    Options                                                               1,093           1,201             911          1,190
    Convertible preferred stock                                               -             244             244            244
------------------------------------------------------------- ------------------ ---------------- --------------- --------------
Total weighted average shares outstanding - assuming dilution           142,156         139,361         141,706        138,872
------------------------------------------------------------- ------------------ ---------------- --------------- --------------
Basic Earnings (Loss) Per Share from Continuing Operations            $    0.20      $    (0.09)        $  1.71       $   1.54
------------------------------------------------------------- ------------------ ---------------- --------------- --------------
Diluted Earnings (Loss) Per Share from Continuing Operations          $    0.20      $    (0.09)        $  1.70       $   1.52
------------------------------------------------------------- ------------------ ---------------- --------------- --------------

2.  BUSINESS SEGMENTS

We have four reportable segments: Gas Distribution, Electric Services, Energy Services and Energy Investments.

The Gas Distribution segment consists of our six regulated gas distribution subsidiaries. KeySpan Energy Delivery New York ("KEDNY") provides gas distribution services to customers in the New York City Boroughs of Brooklyn, Queens and Staten Island. KeySpan Energy Delivery Long Island ("KEDLI") provides gas distribution services to customers in the Long Island Counties of Nassau and Suffolk and the Rockaway Peninsula of Queens County. The remaining gas distribution subsidiaries, Boston Gas Company, Colonial Gas Company, Essex Gas Company and EnergyNorth Natural Gas, Inc., collectively referred to as KeySpan Energy Delivery New England ("KEDNE"), provide gas distribution service to customers in Massachusetts and New Hampshire.

The Electric Services segment consists of subsidiaries that: operate the electric transmission and distribution system owned by LIPA; own and provide capacity to and produce energy for LIPA from our generating facilities located on Long Island; and manage fuel supplies for LIPA to fuel our Long Island generating facilities. These services are provided in accordance with long-term service contracts having remaining terms that range from six to twelve years. The Electric Services segment also includes subsidiaries that own, lease and operate the 2,200 megawatt Ravenswood electric generation facility ("Ravenswood facility"), located in Queens, New York. We sell all of the energy, capacity and ancillary services related to the Ravenswood facility to the New York Independent System Operator ("NYISO") energy markets. Further, we recently placed two 79 megawatt generating facilities into service, (one in June 2002 and the other in July 2002) located on Long Island. Currently, our primary electric generation customers are LIPA and the NYISO energy markets. The capacity of and energy from these facilities are dedicated to LIPA under 25 year contracts.

The Energy Services segment includes companies that provide energy-related services to customers located within the New York City metropolitan area including New Jersey and Connecticut, as well as, Rhode Island, Pennsylvania, Massachusetts and New Hampshire, through the following three lines of business:
(i) Home Energy Services, which provides residential customers with service and maintenance of energy systems and appliances, as well as the retail marketing of natural gas and electricity to residential and small commercial customers; (ii) Business Solutions, which provides mechanical contracting, engineering and consulting services to commercial and industrial customers, including installation of plumbing, heating, ventilation and air conditioning equipment; and (iii) Fiber Optic Services, which provides various services to carriers of voice and data transmission on Long Island and in New York City.

The Energy Investments segment consists of our gas exploration and production investments, as well as certain other domestic and international energy-related investments. Our gas exploration and production subsidiaries are engaged in gas and oil exploration and production and the development and acquisition of domestic natural gas and oil properties. These investments consist of our 67% equity interest in The Houston Exploration Company ("Houston Exploration" -
NYSE: THX), an independent natural gas and oil exploration company, as well as KeySpan Exploration and Production, LLC, our wholly owned subsidiary engaged in a joint venture with Houston Exploration.

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

The accounting policies of the segments are the same as those used for the preparation of the Consolidated Financial Statements. Our segments are strategic business units that are managed separately because of their different operating and regulatory environments. Operating results of our segments are evaluated by management on an earnings before interest and taxes ("EBIT") basis. At June 30, 2002, the total assets of each reportable segment have not changed materially from December 31, 2001. To reflect a complete picture of our electric operations, we reclassified, for all periods presented, KeySpan Energy Supply from the Energy Services segment to the Electric Services segment. This subsidiary provides management and procurement services for fuel supply and management of energy sales, primarily for and from the Ravenswood facility. Due to the July 2002 sale of Midland Enterprises LLC, our marine barge business, this subsidiary is reported as discontinued operations in 2002 and 2001. The reportable segment information, excluding Midland, is as follows:

                                                              ( In Thousands of Dollars)
------------------------------------------------------------------------------------------------------------------------------------

                                                                             Energy Investments
                                                                    -------------------------------
                               Gas        Electric        Energy      Gas Exploration      Other
                          Distribution    Services       Services      and Production   Investments   Eliminations      Consolidated
------------------------- --------------- ------------ ------------ ------------------ ------------- --------------- ---------------
Three Months Ended
June 30, 2002

Unaffiliated Revenue             521,822      354,756      229,311             88,274        21,942               -       1,216,105

Intersegment Revenue                   -           25            -                  -             -             (25)              -

Earnings Before Interest
  and Taxes                       29,243       64,719      (10,252)            23,595         1,266           3,701         112,272


Three Months Ended
June 30, 2001

Unaffiliated Revenue             620,685      357,904      232,771            103,720        24,222               -       1,339,302

Intersegment Revenue                   -           25            -                  -             -             (25)              -

Earnings Before Interest
  and Taxes                       18,924       67,725      (57,040)            43,957         7,148           4,510          85,224
------------------------- --------------- ------------ ------------ ------------------ ------------- --------------- ---------------

Eliminating  items  include  intercompany   interest  income  and  expense,  the
elimination of certain intercompany accounts, as well as activities of our corporate and administrative areas.

Because of the nature of our Electric Services business, electric revenues are derived from two large customers - the NYISO and LIPA. Electric Services revenues from these customers of $354.8 million and $357.9 million for the three months ended June 30, 2002 and 2001 represent approximately 29% and 27% of our consolidated revenues, respectively.

                                                                                                          (In Thousands of Dollars)
------------------------------------------------------------------------------------------------------------------------------------

                                                                           Energy Investments
                                                                    ----------------------------

                                Gas        Electric       Energy    Gas Exploration     Other
                           Distribution    Services      Services    and Production  Investments     Eliminations     Consolidated
------------------------- ---------------- ------------ ----------- --------------- ------------- ----------------- ----------------
Six Months Ended
June 30, 2002

Unaffiliated Revenue            1,744,791      669,440     470,870          162,988       39,575                 -         3,087,664

Intersegment Revenue                    -           49           -                -            -               (49)                -

Earnings Before Interest
  and Taxes                       358,899      130,364     (19,449)          39,267        6,159             3,093           518,333


Six Months Ended
June 30, 2001

Unaffiliated Revenue            2,374,329      701,275    551,864           235,731       51,191                 -         3,914,390

Intersegment Revenue                    -           50          -                 -            -               (50)                -

Earnings Before Interest
  and Taxes                       349,605      133,306    (63,419)          109,473       16,401             1,962           547,328
------------------------- ---------------- ------------ ---------- ---------------- ------------- ----------------- ----------------

Eliminating  items  include  intercompany   interest  income  and  expense,  the
elimination of certain intercompany accounts, as well as activities of our corporate and administrative areas.

Because of the nature of our Electric Services business, electric revenues are derived from two large customers - the NYISO and LIPA. Electric Services revenues from these customers of $669.4 million and $701.3 million for the six months ended June 30, 2002 and 2001 represent approximately 22% and 18% of our consolidated revenues, respectively.

3. COMPREHENSIVE INCOME

The table below indicates the components of comprehensive income.

                                                                                                (In Thousands of Dollars)
------------------------------------------------------ ----------------------------------------------------------- -----------------
                                                       Three Months Ended Three Months Ended   Six Months Ended     Six Months Ended
                                                         June 30, 2002       June 30, 2001      June 30, 2002         June 30, 2001
------------------------------------------------------ ------------------ ---------------- ----------------- --------------------
Earnings (Loss) for Common Stock                                $  8,036        $ (8,001)        $  221,191           $  215,298
------------------------------------------------------ ------------------ ---------------- ----------------- --------------------
Other comprehensive income (loss), net of tax

    Reclassification adjustment for gains
       realized in net income                                    (2,998)            (212)          (10,285)              (3,454)

    Foreign currency translation adjustments                      10,829            1,554             9,116              (8,128)

    Unrealized losses on marketable securities                   (3,195)          (4,765)           (4,236)              (2,148)

    Accrued unfunded pension obligation                                -                -           (1,132)                    -

    Unrealized (losses) gains on derivative financial
      instruments                                                (2,159)           20,124          (25,944)               21,075
------------------------------------------------------ ------------------ ---------------- ----------------- --------------------
Other comprehensive income (loss)                                  2,477           16,701          (32,481)                7,345
------------------------------------------------------ ------------------ ---------------- ----------------- --------------------
Comprehensive income                                           $  10,513         $  8,700        $  188,710           $  222,643
------------------------------------------------------ ------------------ ---------------- ----------------- --------------------
Related tax expense (benefit)
     Reclassification adjustment for gains
       realized in net income                                     (1,614)            (114)           (5,538)              (1,860)

     Foreign currency translation adjustments                       5,831              837             4,908              (4,376)

     Unrealized losses on marketable securities                   (1,721)          (2,566)           (2,281)              (1,157)

     Accrued unfunded pension obligation                                -                -             (610)                    -

     Unrealized (losses) gains on derivative financial
       instruments                                                (1,163)           10,836          (13,970)               11,348
-------------------------------------------------------- ----------------- ----------------- ----------------- --------------------
Total tax expense (benefit)                                     $   1,333         $  8,993        $ (17,491)             $  3,955
-------------------------------------------------------- ----------------- ----------------- ----------------- --------------------



4.  ENVIRONMENTAL MATTERS

New York Sites. We have identified 28 manufactured gas plant ("MGP") sites and related facilities in New York State that were historically owned or operated by KeySpan subsidiaries or such companies' predecessors. Twenty seven of these former sites, some of which are no longer owned by us, were associated with our regulated gas businesses, and have been identified to both the Department of Environmental Conservation ("DEC") for inclusion on appropriate site inventories and listing with the New York Public Service Commission ("NYPSC"). The remaining former MGP site was acquired when we purchased the Ravenswood facility from Consolidated Edison Company of New York Inc. ("Consolidated Edison"). Fourteen sites are currently the subjects of Administrative Orders on Consent ("ACOs") or Voluntary Clean-Up Agreements ("VCAs") with the DEC.

We presently estimate the remaining environmental cleanup costs related to our New York MGP sites will be $150.3 million, which amount has been accrued by us as a reasonable estimate of probable cost for known sites. Expenditures incurred to date by us with respect to these MGP-related sites total $41.0 million.

The KEDNY and KEDLI rate plans generally provide for the recovery of MGP related investigation and remediation costs in rates charged to gas distribution customers. Under prior rate orders, KEDNY has offset certain refunds due customers against its estimated environmental cleanup costs for MGP sites. At June 30, 2002, we have reflected a regulatory asset of $123.9 million for our New York/Long Island MGP sites.

We are also responsible for environmental obligations associated with the Ravenswood electric generating facility. The extent of our liability does not include liabilities arising from the disposal of waste at off-site locations prior to the acquisition and any monetary fines arising from Consolidated Edison's pre-closing conduct. Based on information currently available for environmental contingencies related to the Ravenswood facility acquisition, we have accrued a $5.0 million liability.

New England Sites. Within the Commonwealth of Massachusetts and the State of New Hampshire, we are aware of 76 former MGP sites and related facilities within the existing or former service territories of KEDNE or their predecessor companies. Boston Gas Company, Colonial Gas Company and Essex Gas Company may have or share responsibility under applicable environmental laws for the remediation of 66 MPG sites and related facilities, and EnergyNorth Natural Gas may have or share responsibility under applicable environmental laws for the remediation of 10 MGP sites and related facilities.

We presently estimate the remaining cost of New England MGP-related environmental cleanup activities will be $51.7 million, which amount has been accrued by us as a reasonable estimate of probable cost for known sites. Expenditures incurred since November 8, 2000 with respect to these MGP-related activities total $11.5 million.

The Massachusetts Department of Telecommunications and Energy and the New Hampshire Public Utilities Commission have issued rate orders that provide for the recovery of site investigation and remediation costs in rates charged to gas distribution customers. Accordingly, at June 30, 2002, we have reflected a regulatory asset of $60.0 million for the KEDNE MGP sites. Colonial Gas Company and Essex Gas Company are not subject to the provisions of Statement of Financial Accounting Standards ("SFAS") 71 "Accounting for the Effects of Certain Types of Regulation" and therefore have recorded no regulatory asset. However, rate plans in effect for these subsidiaries provide for the recovery of investigation and remediation costs.

KeySpan New England LLC Sites. We are aware of three non-utility sites associated with the historic operations of KeySpan New England, LLC, a successor company to Eastern Enterprises for which we may have or share environmental remediation responsibility or ongoing maintenance: the former Philadelphia Coke site located in Pennsylvania; the former Connecticut Coke site located in New Haven, Connecticut; and the former Everett Coal Tar Processing Facility (the "Everett Facility") located in Massachusetts. Honeywell International, Inc. and Beazer East, Inc. (both former owners and operators of the Everett Facility) together with KeySpan have entered into an ACO with the Massachusetts Department of Environmental Protection for the investigation and development of a remedial response plan for the site.

We presently estimate the remaining cost of our environmental cleanup activities for the three non-utility sites will be approximately $41.8 million, which amount has been accrued by us a reasonable estimate of probable costs for known sites. Expenditures incurred since November 8, 2000 with respect to these sites total $1.5 million. Additionally, see Note 10 "Legal Matters" for further information on New England environmental matters.

We believe that in the aggregate, the accrued liability for investigation and remediation of the New York and New England sites and related facilities identified above are reasonable estimates of likely cost within a range of reasonable, foreseeable costs. We may be required to investigate and, if necessary, remediate each of these, or other currently unknown former sites and related facility sites, the cost of which is not presently determinable but may be material to our financial position, results of operations or liquidity. Remediation costs for each site may be materially higher than noted, depending upon remediation experience, selected end use for each site, and actual environmental conditions encountered.

See our Annual  Report on Form 10-K for the year ended  December 31, 2001 Note 8
to  those  Consolidated  Financial  Statements   "Contractual   Obligations  and
Contingencies" for further information on environmental matters.

5. LONG-TERM DEBT

At December 31, 2001, we had an existing $1 billion shelf registration statement on file with the Securities and Exchange Commission ("SEC"), with $500 million available for issuance. In February 2002, we updated our shelf registration for the issuance of an additional $1.2 billion of securities, thereby giving us the ability to issue up to $1.7 billion of debt, equity or various forms of preferred stock. At December 31, 2001, we had authority under PUHCA to issue up to $1 billion of this amount.

On April 30, 2002, we issued $460 million of MEDS Equity Units at 8.75% consisting of a three-year forward purchase contract for our common stock and a six-year note. The purchase contract commits us, three years from the date of issuance of the MEDS Equity Units, to issue and the investors to purchase, a number of shares of our common stock based on a formula tied to the market price of our common stock at that time. The 8.75% coupon is composed of interest payments on the six-year note of 4.9% and premium payments on the three-year equity forward contract of 3.85%. These instruments have been recorded as long-term debt on our Consolidated Balance Sheet. Further, upon issuance of the MEDS Equity Units, we recorded a direct charge to Retained Earnings of $49.1 million, which represents the present value of the forward contract's premium payments.

The issuance of the MEDS equity units utilized $920 million of our financing authority under both the shelf registration and our PUHCA financing authority. Both the $460 million six-year note and the $460 million forward equity contract are considered current issuances under these arrangements. Therefore, we have $780 million available for issuance under the shelf registration and $80 million available under PUHCA authorization. We have filed an application with the SEC under PUHCA to increase our financing authority by $700 million, thereby matching our shelf availability. We anticipate action by the SEC on this application this year.

These securities are currently not considered convertible instruments for purposes of applying SFAS 128 "Earnings Per Share" calculations, unless or until such time as the market value of our common stock reaches a threshold appreciation price which will be higher than our current per share market value. Interest payments will, however, reduce net income and earnings per share.

The Emerging Issues Task Force of the Financial Accounting Standards Board is considering proposals related to accounting for certain securities and financial instruments, including securities such as the Equity Units. The current proposals being considered include the method of accounting discussed above. Alternatively, other proposals being considered could result in the common shares issuable pursuant to the purchase contract to be deemed outstanding and included in the calculation of diluted earnings per share, and could result in periodic "marking to market" of the purchase contracts, causing periodic charges or credits to income. If this latter approach were adopted, our diluted earnings per share could increase and decrease from quarter to quarter to reflect the lesser and greater number of shares issuable upon satisfaction of the contract.

In May 2002, Colonial Gas Company repaid $15 million of its 6.81% Series A First Mortgage Medium -Term Notes. These Notes would have matured on May 19, 2027, but the holder of the Notes elected to exercise a put option to redeem the Notes early.

6. DERIVATIVE FINANCIAL INSTRUMENTS

Commodity Contracts and Electric Derivative Instruments: From time to time we have utilized derivative financial instruments, such as futures, options and swaps, for the purpose of hedging exposure to commodity price risk and to hedge the cash flow variability associated with a portion of our peak electric energy sales. Our hedging objectives and strategies have remained substantially unchanged from year-end.

Houston Exploration has utilized collars, as well as over- the- counter ("OTC") swaps to hedge the cash flow variability associated with forecasted sales of a portion of its natural gas production. As of June 30, 2002, Houston Exploration has hedged approximately 64% of its estimated 2002 yearly production and approximately 40% of its estimated 2003 yearly production. Further, Houston Exploration may enter into additional derivative positions for 2003 and 2004. Houston Exploration used standard New York Mercantile Exchange ("NYMEX") futures prices and published volatility in its Black-Scholes calculation to value its outstanding derivatives. The maximum length of time over which Houston Exploration has hedged such cash flow variability is through December 2003. The estimated amount of gains or losses associated with such derivative instruments that are reported in accumulated other comprehensive income and that are expected to be reclassified into earnings over the next twelve months is $3.8 million. The measured amount of hedge ineffectiveness was immaterial.

We have also employed standard NYMEX gas futures contracts, as well as oil swap derivative contracts, to fix the purchase price for a portion of the fuel used at the Ravenswood facility. The maximum length of time over which we have hedged such cash flow variability is through February 2004. We used standard NYMEX futures prices to value the gas futures contracts and industry published oil indices for number 6 grade fuel oil to value the oil swap contracts. The estimated amount of gains or losses associated with such derivative instruments that are reported in accumulated other comprehensive income and that are expected to be reclassified into earnings over the next twelve months is $1.7 million. The measured amount of hedge ineffectiveness was immaterial.

Our gas and electric marketing subsidiary, as well as our gas distribution operations, have fixed rate gas sales contracts and utilized standard NYMEX futures contracts to lock-in a price for future natural gas purchases. We used standard NYMEX futures prices to value the outstanding contracts. The maximum length of time over which we have hedged such cash flow variability is through February 2003. The estimated amount of gains or losses associated with such derivative instruments that are reported in accumulated other comprehensive income and that are expected to be reclassified into earnings over the next twelve months is $0.8 million. The measured amount of hedge ineffectiveness was immaterial.

We have also engaged in the use of derivative swap instruments to hedge the cash flow variability associated with a portion of our forecasted 2002 summer and winter peak electric energy sales from the Ravenswood facility. We currently have hedge positions for approximately 50% of our estimated 2002 summer peak electric sales from the Ravenswood facility. We used NYISO-location zone published indices and standard NYMEX prices to value these outstanding derivatives. The maximum length of time over which we have hedged such cash flow variability is through December 2002. The estimated amount of gains or losses associated with such derivative instruments that are reported in accumulated other comprehensive income and that are expected to be reclassified into earnings over the next twelve months is $1.6 million. The measured amount of hedge ineffectiveness was immaterial.

KeySpan Canada has also employed electric swap contracts to lock-in the purchase price on the purchase of electricity needed to operate its gas processing plants. These contracts are not exchange- traded and we used local published indices to value these outstanding swap agreements. The maximum length of time over which we have hedged such cash flow variability is through December 2003. The estimated amount of gains or losses associated with such derivative instruments that are reported in accumulated other comprehensive income and that are expected to be reclassified into earnings over the next twelve months is a loss of $2.2 million. The measured amount of hedge ineffectiveness was immaterial.

The following tables set forth selected financial data associated with these derivative financial instruments noted above that were outstanding at June 30, 2002.

------------------------------------------------------------------------------------------------------------------------------------

                               Year of       Volumes                                Fixed Price $    Current Price $     Fair Value
          Type of Contract    Maturity        mmcf        Floor $     Ceiling $                                            ($000)
----------------------------- ---------- ------------- ------------ ------------- ----------------- ----------------- --------------

                Gas
Collars                         2002         29,440        3.56          5.14            -            3.25 - 3.88          9,149
                                2003         25,550        3.34          4.97            -            3.72 - 4.24          1,937

Swaps -Short Natural Gas        2002          5,520          -            -             3.01          3.25 - 3.88         (2,321)
                                2003         14,600          -            -             3.19          3.72 - 4.24         (9,954)

Swaps - Long Natural Gas        2002          3,920          -            -         2.44 - 3.91       3.25 - 3.95            947
                                2003          2,110          -            -         3.10 - 4.00       3.72 - 4.04          1,017
----------------------------- ---------- ------------- ------------ ------------- ----------------- ----------------- --------------
                                             81,140                                                                         775
----------------------------- ---------- ------------- ------------ ------------- ----------------- ----------------- --------------


------------------------------------------------------------------------------------------------------------------------------------
         Type of Contract    Year of Maturity       Volumes                                                               Fair Value
                                                    Barrels           Fixed Price $           Current Price $               ($000)
--------------------------- -------------------- ----------------- --------------------- ------------------------- -----------------

                Oil
Swaps - Long Fuel Oil              2002                   163,474     19.75 - 24.49           24.58 - 24.93                   486
                                   2003                   346,892     20.10 - 26.72           22.19 - 23.94                   405
                                   2004                     3,894     23.50 - 23.70           23.23 - 23.32                     7
--------------------------- -------------------- ----------------- --------------------- ------------------------- -----------------
                                                          514,260                                                             898
--------------------------- -------------------- ----------------- --------------------- ------------------------- -----------------

------------------------------------------------------------------------------------------------------------------------------------
      Type of Contract      Year of                                             Current Price   Estimated Profit $     Fair Value
                            Maturity         MWh         Fixed Profit /Price $        $                                  ($000)
------------------------ --------------- ------------ ------------------------- --------------- ------------------- ----------------

         Electricity
Tolling Arrangements          2002           732,800         26.00 - 56.50            -            4.07 - 49.07                1,635

Swaps - Long                  2002            35,328         58.70 - 60.01          26.02               -                    (1,121)
                              2003            70,080         58.70 - 60.01          28.25               -                    (2,067)
------------------------ --------------- ------------ ------------------------- --------------- ------------------- ----------------
                                             838,208                                                                         (1,553)
------------------------ --------------- ------------ ------------------------- --------------- ------------------- ----------------

Non-firm Gas Sales Derivative Instruments: Utility tariffs applicable to certain large-volume customers permit gas to be sold at prices established monthly within a specified range expressed as a percentage of prevailing alternate fuel oil prices. We used natural gas swap contracts, with offsetting positions in oil swap contracts of equivalent energy value, to hedge the cash-flow variability of specified portions of gas purchases and sales. All positions that were outstanding at December 31, 2001 settled during the first quarter of 2002. We intend to enter into additional derivative instruments of this nature during 2002 if market conditions so warrant.

Firm Gas Sales Derivative Instruments - Regulated Utilities: We have also utilized derivative financial instruments to reduce the cash flow variability associated with the purchase price for a portion of our future natural gas purchases. Our strategy is to minimize fluctuations in firm gas sales prices to our regulated firm gas sales customers in our New York and New Hampshire service territories. Since these derivative instruments are employed to support our gas sales prices to regulated firm gas sales customers, the accounting for these derivative instruments is subject to SFAS 71. Therefore, changes in the market value of these derivatives have been recorded as a Regulatory Asset or Regulatory Liability on the Consolidated Balance Sheet. Gains or losses on the settlement of these contracts are initially deferred and then refunded to or collected from our firm gas sales customers during the appropriate winter heating season consistent with regulatory requirements.

The following tables set forth selected financial data associated with these derivative financial instruments that were outstanding at June 30, 2002.

------------------------------------------------------------------------------------------------------------------------------------

         Type of Contract   Year of Maturity       Volumes                                                                Fair Value
                                                    Mmcf              Fixed Price $            Current Price $              ($000)
-------------------------- -------------------- ----------------- ----------------------- ------------------------- ----------------

                Gas
Call Options                      2002                     1,280       4.20 - 4.50              3.69 - 3.95                    17
                                  2003                     1,960       4.20 - 4.50              3.88 - 4.04                   253
-------------------------- -------------------- ----------------- ----------------------- ------------------------- ----------------
                                                           3,240                                                              270
-------------------------- -------------------- ----------------- ----------------------- ------------------------- ----------------

Contract Review

On April 1, 2002 we implemented Implementation Issue C15 and C16 of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended and interpreted incorporating SFAS 137 and 138 and certain implementation issues (collectively "SFAS 133"). Issue C15 establishes new criteria that must be satisfied in order for option-type and forward contracts in electricity to be exempted as normal purchases and sales, while Issue C16 relates to contracts that combine a forward contract and a purchased option contract. Based upon a review of our physical commodity contracts, we determined that certain contracts for the physical purchase of natural gas can no longer be exempted as normal purchases from the requirements of SFAS 133. As a result, and effective April 1, 2002, such contracts are required to be recorded on the Consolidated Balance Sheet at fair value and had a calculated fair value at that date of $7.8 million. At June 30, 2002 the fair value of these contracts was $5.0 million. Since these contracts are for the purchase of natural gas sold to regulated firm gas sales customers, the accounting for these contracts is subject to SFAS 71. Therefore, changes in the market value of these contracts will be recorded as a Regulatory Asset or Regulatory Liability on the Consolidated Balance Sheet.

Interest Rate Swaps: We also have interest rate swap agreements in which approximately $1.3 billion of fixed rate debt has been synthetically modified to floating rate debt. For the term of the agreements, we will receive the fixed coupon rate associated with these bonds and pay the counter parties a variable interest rate that is reset on a quarterly basis. These swaps are fair- value hedges and qualify for "short-cut" hedge accounting treatment under SFAS 133. Through the utilization of our interest rate swap agreements, we reduced recorded interest expense by $22.7 million for the six months ended June 30, 2002. The fair values of these derivative instruments are provided to us by third party appraisers and represent the present value of future cash-flows based on a forward interest rate curve for the life of the derivative instrument.

During the quarter ended June 30, 2002, the swap arrangement associated with a $90 million Gas Facilities Revenue Bond was terminated by our counter party. At that time we had an immaterial derivative asset recorded. As provided for under the terms of the swap agreement, our counter party had the right to terminate the swap arrangement at their discretion without a fee or penalty. Since neither a fee nor penalty was imposed on the counter-party, the termination of this swap arrangement had no earnings impact.

The table below summarizes selected financial data associated with these derivative financial instruments that were outstanding at June 30, 2002.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                            Average Variable Rate
                              Maturity Date of       Notional Amount        Fixed Rate               Paid                Fair Value
                   Bond             Swaps                 ($000)             Received            Year to Date              ($000)
--------------------------- ---------------------- ----------------------- ---------------- ----------------------- ---------------
Medium Term Notes                            2010                 500,000     7.625%                4.290%                   3,022

Medium Term Notes                            2006                 500,000     6.150%                3.320%                   4,581

Medium Term Notes                            2023                 270,000     8.200%                3.620%                   (309)
--------------------------- ---------------------- ----------------------- ---------------- ----------------------- ---------------
                                                                1,270,000                                                    7,294
--------------------------- ---------------------- ----------------------- ---------------- ----------------------- ---------------

Additionally, we also have an interest rate swap agreement that hedges the cash flow variability associated with the forecasted issuance of a series of commercial paper offerings. The maximum length of time over which we have hedged such cash flow variability is through March 2003. The estimated amount of gains or losses associated with such derivative instruments that are reported in accumulated other comprehensive income and that are expected to be reclassified into earnings over the next twelve months is a loss of $1.6 million. The measured amount of hedge ineffectiveness was immaterial. We estimate that a 1% increase in current interest rates would result in a $10.3 million increase to interest expense.

Derivative contracts are primarily used to manage our exposure to market risk arising from changes in commodity prices and interest rates. In the event of nonperformance by a counter party to derivative contract, the desired impact may not be achieved. The risk of a counter party nonperformance is generally considered credit risk and is actively managed by assessing each counter party credit profile and negotiating appropriate levels of collateral and credit support. Currently the majority of our derivative contracts are with investment grade companies. (See Item 3. Quantitative and Qualitative Disclosures About Market Risk for a discussion on credit risk.)

7.   WORKFORCE REDUCTION PROGRAMS

As a result of the Eastern acquisition, we implemented early retirement and severance programs in an effort to reduce our workforce. In 2000, we recorded a $22.7 million liability associated with these programs. This severance program is targeted to reduce the workforce by 500 employees and will continue through 2002. In 2001, we reduced this liability by $4.1 million as a result of lower than anticipated costs per employee. As of June 30, 2002, we had paid $12.3 million for these programs and had a remaining liability of $6.3 million.

8.  RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2002, we adopted SFAS 141, "Business Combinations", and SFAS 142 "Goodwill and Other Intangible Assets". The key concepts from the two interrelated Statements include mandatory use of the purchase method when accounting for business combinations, discontinuance of goodwill amortization, a revised framework for testing goodwill impairment at a "reporting unit" level, and new criteria for the identification and potential amortization of other intangible assets. Other changes to existing accounting standards involve the amount of goodwill to be used in determining the gain or loss on the disposal of assets, and a requirement to test goodwill for impairment at least annually. The annual impairment test is to be performed within six months of adopting SFAS 142 with any resulting impairment reflected as either a change in accounting principle, or a charge to operations in the financial statements. We have completed our analysis for all of our reporting units and determined that no consolidated impairment exists.

For the three and six months ended June 30, 2001 respectively, goodwill amortization was recorded in each segment as follows: Gas Distribution $8.9 and $17.8 million; Energy Services $2.1 and $4.2 million; and Energy Investments and other $1.6 and $3.1 million. As required by SFAS 142, below is a reconciliation of reported net income for the three and six months ended June 30, 2001 and pro-forma net income, for the same period, adjusted for the discontinuance of goodwill amortization.

-----------------------------------------------------------------------------------------------------------------------------------
                                              Three Months Ended   Three Months Ended     Six Months Ended      Six Months Ended
                                                June 30, 2002         June 30, 2001        June 30, 2002         June 30, 2001
-------------------------------------------- --------------------- -------------------- --------------------- ---------------------
Earnings (loss) available for common stock             $    8,036          $   (8,001)            $  221,191            $  215,298
   Add back: goodwill amortization                              -               12,594                     -                25,145
-------------------------------------------- --------------------- -------------------- --------------------- ---------------------
Adjusted net income                                         8,036                4,593               221,191               240,443
-------------------------------------------- --------------------- -------------------- --------------------- ---------------------

Basic earnings (loss) per share                              0.06               (0.06)                  1.57                  1.57
   Add back: goodwill amortization                              -                 0.09                     -                  0.18
-------------------------------------------- --------------------- -------------------- --------------------- ---------------------
Adjusted basic earnings per share                       $    0.06            $    0.03             $    1.57             $    1.75
-------------------------------------------- --------------------- -------------------- --------------------- ---------------------

Diluted earnings (loss) per share                            0.06               (0.06)                  1.56                  1.55
Add back: goodwill amortization                                 -                 0.09                     -                  0.18
-------------------------------------------- --------------------- -------------------- --------------------- ---------------------
Adjusted diluted earnings per share                     $    0.06            $    0.03             $    1.56             $    1.73
-------------------------------------------- --------------------- -------------------- --------------------- ---------------------

In July of 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The Standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity will capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its then present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. We are currently evaluating the impact, if any, that this Statement may have on our results of operations and financial position.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was effective January 1, 2002, and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business". SFAS No. 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. As of June 30, 2002, implementation of this Statement did not have a significant effect on our results of operations and financial position.

9. DISCONTINUED OPERATIONS

On November 8, 2000, we acquired Midland Enterprises LLC ("Midland"), a marine transportation subsidiary, as part of the Eastern acquisition. In its order issued under PUCHA approving the acquisition, the SEC required us to sell this subsidiary by November 8, 2003 because its operations were not functionally related to our core utility operations. On July 2, 2002 we completed the sale of Midland to Ingram Industries Inc.

Discontinued operations for the year ended December 31, 2001 included an anticipated after-tax loss on disposal of $30.4 million. As a result of a change in our tax structuring strategy related to the sale of Midland, during the quarter ended June 30, 2002, we recorded an additional provision for city and state taxes and made adjustments to the estimations used in the December 31, 2001 loss provision. These changes resulted in an additional after tax loss on disposal of $19.7 million.

The following is selected financial information for Midland for the three and six months ended June 30, 2002 and June 30, 2001:

                                                                                                          (In Thousands of Dollars)
------------------------------------------------------------------------------------------------------------------------------------
                                                    Three Months          Three Months         Six Months           Six Months
                                                      Ended                  Ended                Ended                Ended
                                                  June 30, 2002          June 30, 2001        June 30, 2002        June 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                     $              60,260   $            67,776  $            116,149  $           135,364
Pretax income (loss)                                         (888)                 6,368               (4,624)                7,857
Income tax (expense) benefit                                   235               (2,476)                 1,268              (3,304)
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from discontinued operations                   (653)                 3,892               (3,356)                4,553
------------------------------------------------------------------------------------------------------------------------------------
Loss on disposal                                          (19,009)                     -              (16,306)                    -
------------------------------------------------------------------------------------------------------------------------------------
Loss from discontinued operations            $            (19,662)  $              3,892  $           (19,662)  $             4,553
------------------------------------------------------------------------------------------------------------------------------------


Assets and liabilities of the discontinued operations are as follows:

                                                                                                (In Thousands of Dollars)
                    --------------------------------------------------------------------------------------------------------------
                                                                               June 30, 2002                December 31, 2001
                    --------------------------------------------------------------------------------------------------------------
                    Current assets                                      $                136,193   $                      139,522
                    Property, plant and equipment, net                                   308,707                          316,626
                    Long-term assets                                                      33,703                           35,233
                    Current liabilities                                                 (49,750)                         (58,835)
                    Long-term liabilities                                              (238,718)                        (241,491)
                    --------------------------------------------------------------------------------------------------------------
                    Net assets held for disposal                        $                190,135   $                      191,055
                    --------------------------------------------------------------------------------------------------------------

10.         LEGAL MATTERS

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

As previously reported, as part of its continuing inquiry, on March 5, 2002, the SEC issued a formal order of investigation, pursuant to which it will review the trading activity of certain company insiders from May 1, 2001 to the present, as well as KeySpan's compliance with its reporting rules and regulations, generally during the period following the acquisition of the Roy Kay companies through the July 17th announcement.

Furthermore, KeySpan and certain of its officers and directors are defendants in a number of class action lawsuits filed in the United States District Court for the Eastern District of New York after the July 17th announcement. These lawsuits allege, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), in connection with disclosures relating to or following the acquisition of the Roy Kay companies by KeySpan Services, Inc., a KeySpan subsidiary. Finally, in October 2001, a shareholder's derivative action was commenced in the same court against certain officers and directors of KeySpan, alleging, among other things, breaches of fiduciary duty, violations of the New York Business Corporation Law and violations of Section 20(a) of the Exchange Act. In addition, a second derivative action has been commenced asserting similar allegations. Each of the proceedings seek monetary damages in an unspecified amount. We are unable to determine the outcome of these proceedings and what effect, if any, such outcome will have on our financial condition, results of operations or cash flows.

On June 14, 2002, a complaint was filed by Donna Gay, et al. against KeySpan Corporation in the United States District Court for the District of Massachusetts. The complaint alleges liabilities stemming from alleged environmental contaminants at the Oxbow Site in Everett, Massachusetts. On June 26, 2002, a complaint was filed by Beazer East, Inc. in the United States District Court for the Eastern District of New York, seeking both contribution from KeySpan for costs and declaratory relief as to the respective former and future liabilities associated with responding to the actual or threatened release of hazardous substances into the environment and the Everett site.

In June 2002, Hawkeye Electric, LLC et al. ("Hawkeye") commenced an action in New York State Supreme Court, Suffolk County against KeySpan and certain of its subsidiaries alleging, among other things, that KeySpan and its subsidiaries breached certain contractual obligations to Hawkeye with respect to the provision of certain gas, electric and telecommunications construction services offered by Hawkeye. Hawkeye is seeking damages in excess of $90 million and KeySpan has alleged a number of counterclaims seeking damages in excess of $4 million. At this time, we are unable to determine the outcome of this proceeding and what effect, if any, such outcome will have on our financial position, results of operation or cash flow.

11. KEYSPAN GAS EAST CORPORATION SUMMARY FINANCIAL INFORMATION

KEDLI, a wholly owned subsidiary of KeySpan, established a program for the issuance, from time to time, of up to $600 million aggregate principal amount of medium term notes, which are unconditionally guaranteed by us. On February 1, 2000, KEDLI issued $400 million of 7.875% medium term notes due 2010. In January 2001, KEDLI issued an additional $125 million of medium term notes at 6.9% due January 15, 2008. The following condensed financial statements are required to be disclosed by SEC regulations and are those of KEDLI and KeySpan as guarantor of the medium term notes.

Statement of Income
                                                                                                         (In  Thousands of Dollars)
------------------------------------------------------------------------------------------------------------------------------------
                                    Three Months Ended June 30, 2002                              Three Months Ended June 30, 2001
------------------------------------------------------------------------------------------------------------------------------------

                          Guarantor       KEDLI    Eliminations   Consolidated    Guarantor       KEDLI   Eliminations  Consolidated
Revenues                  $1,078,169  $  137,936                 $  1,216,105   $ 1,182,782   $ 156,520                $1,339,302
Operating Expenses
Purchased Gas                187,369      62,573                      249,942       273,680      74,669                   348,349
Fuel and purchased power      93,292           -                       93,292       146,357           -                   146,357
Operations and maintenance   535,027      13,067                      548,094       517,176      16,627                   533,803
Intercompany expense         (20,034)     20,034                            -       (21,216)     21,216                         -
Depreciation and
 amortization                112,124      15,339                      127,463       108,156      13,422                   121,578
Operating Taxes               68,080      19,308                       87,388        81,214      19,621                   100,835
                          ----------- ------------ ------------- --------------  ------------- ---------- ------------ -------------
Total Operating
  Expenses                   975,858     130,321                    1,106,179     1,105,367     145,555                 1,250,922
                          ----------- ------------ ------------- --------------  ------------- ---------- ------------ -------------
Operating Income             102,311       7,615                       109,926       77,415      10,965                    88,380
Other Income and
  (Deductions)                 6,023       2,192         (5,869)         2,346       (1,137)      3,588       (5,607)      (3,156)
                          ----------- ------------ ------------- --------------  ------------- ---------- ------------ -------------
Income Before Interest
Charges and Income Taxes      108,334       9,807        (5,869)       112,272       76,278      14,553       (5,607)      85,224

Interest Expense               60,023      15,900        (5,869)        70,054       81,896      15,638       (5,607)      91,927
Income Taxes                   15,768      (2,724)                      13,044        4,520        (806)                    3,714
Preferred stock dividends       1,476           -              -         1,476        1,476           -             -       1,476
                          ----------- ------------ ------------- --------------  ------------- ---------- ------------ -------------
Earnings (Loss) From
 Continuing Operations    $    31,067 $    (3,369)  $          - $      27,698 $    (11,614) $     (279) $          -  $  (11,893)
                          =========== ============ ============= ==============  ============= ========== ============ =============


Statement of Income
                                                                                                        (In Thousands of Dollars)
------------------------------------------------------------------------------------------------------------------------------------
                                     Six Months Ended June 30, 2002                                  Six Months Ended June 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
                           Guarantor     KEDLI      Eliminations    Consolidated   Guarantor      KEDLI   Eliminations  Consolidated
Revenues                  $ 2,630,780   $ 456,884                   $   3,087,664  $ 3,327,372   $ 587,018               $ 3,914,390
Operating Expenses
Purchased Gas                 693,859     205,440                         899,299    1,212,899     332,799                 1,545,698
Fuel and purchased power      177,664           -                         177,664      289,657           -                   289,657
Operations and maintenance  1,016,593      25,067                       1,041,660    1,005,915      31,771                 1,037,686
Intercompany expense          (38,242)     38,242                               -      (42,760)     42,760                         -
Depreciation and
  amortization                217,879      35,581                         253,460      220,290      32,452                   252,742
Operating Taxes               163,087      44,694                         207,781      193,218      49,607                   242,825
                          ------------- ------------ --------------- ------------- ------------- ----------- ----------- -----------
Total Operating
  Expenses                   2,230,840     394,024                       2,579,864    2,879,219     489,389                3,368,608
                          ------------- ------------ --------------- ------------- ------------- ----------- ----------- -----------
Operating Income              399,940     107,860                         507,800      448,153      97,629                   545,782
Other Income and
  (Deductions)                 16,478       5,095           (11,040)       10,533        8,142       6,579     (13,175)        1,546
                          ------------- ------------ --------------- ------------- ------------- ----------- ----------- -----------
Income Before Interest
  Charges and Income Taxes    416,418     112,955           (11,040)      518,333      456,295     104,208     (13,175)      547,328
Interest Expense              122,599      31,102           (11,040)      142,661      165,527      32,878     (13,175)      185,230
Income Taxes                   97,507      34,360                         131,867      124,156      24,245                   148,401
Preferred stock dividends       2,952           -                 -         2,952        2,952           -           -         2,952
                          ------------- ------------ --------------- ------------- ------------- ----------- ----------- -----------
Earnings (Loss) from
  Continuing Operations    $  193,360  $   47,493    $            -  $    240,853  $   163,660   $  47,085   $       -   $   210,745
                          ============= ============ =============== ============= ============= =========== =========== ===========

Balance Sheet                                                                                        (In Thousands of Dollars)
---------------------------------------- -------------------------------------------------------------------------------------------
                                              June 30, 2002                                               December 31, 2001
---------------------------------------- ----------------------------------------------------- -------------------------------------

ASSETS                      Guarantor      KEDLI    Eliminations   Consolidated   Guarantor     KEDLI     Eliminations  Consolidated
Current Assets
  Cash and temporary
    cash investments         $ 137,599    $     -   $        -    $  137,599    $  159,252   $       -     $      -      $   159,252
  Accounts Receivable, net   1,226,822    166,472     (245,710)    1,147,584     1,540,082     233,013     (500,496)       1,272,599
  Other current assets         441,735    124,640            -       566,375       454,319     112,317            -          566,636
                            ------------ -------------------------------------------------------------------------------------------
                             1,806,156    291,112     (245,710)    1,851,558     2,153,653     345,330     (500,496)       1,998,487
                            ------------ -------------------------------------------------------------------------------------------
Assets Held for Disposal       190,135          -            -       190,135       191,055           -            -          191,055
Equity Investments             774,204          -     (532,862)      241,342       756,111           -     (532,862)        223,249
                            ------------ -------------------------------------------------------------------------------------------
Property
  Gas                        4,187,083   1,690,538           -     5,877,621     4,074,894   1,629,963            -       5,704,857
  Other                      4,607,133           -           -     4,607,133     4,231,262           -            -       4,231,262
  Accumulated depreciation
    and depletion           (3,219,722)   (310,590)          -    (3,530,312)   (3,035,788)   (294,400)           -      (3,330,188)
                            ------------ -------------------------------------------------------------------------------------------
                             5,574,494   1,379,948           -     6,954,442     5,270,368   1,335,563            -       6,605,931
                            ------------ -------------------------------------------------------------------------------------------

Deferred Charges             2,528,605     183,448           -     2,712,053     2,571,029     199,855            -       2,770,884
                            --------------------------------------------------------------------------------------------------------

Total Assets                $10,873,594 $1,854,508  $ (778,572)  $11,949,530   $10,942,216  $1,880,748  $(1,033,358)   $ 11,789,606
                            ========================================================================================================

LIABILITIES
AND CAPITALIZATION

Current Liabilities
  Accounts Payable
    and accrued expenses   $   928,221   $   77,852 $        -   $ 1,006,073     $ 975,873 $   115,557   $        -     $ 1,091,430
  Commercial Paper             570,655            -          -       570,655     1,048,450           -            -       1,048,450
  Other current
    liabilities                118,469       79,923          -       198,392       220,985      23,844            -         244,829
                            --------------------------------------------------------------------------------------------------------
                             1,617,345      157,775          -     1,775,120     2,245,308     139,401            -       2,384,709
                            --------------------------------------------------------------------------------------------------------
Intercompany
   Accounts Payable                  -       69,806    (69,806)            -             -    324,592      (324,592)              -
                            --------------------------------------------------------------------------------------------------------
Deferred Credits
   and Other Liabilities

  Deferred Income Tax          636,863      174,486          -       811,349       593,300       4,772            -         598,072
  Other deferred credits
   and liabilities             833,550       93,417          -       926,967       841,662      100,452           -         942,114
                            --------------------------------------------------- ----------------------------------------------------
                             1,470,413      267,903          -     1,738,316     1,434,962      105,224           -       1,540,186
                            --------------------------------------------------- ----------------------------------------------------

Capitalization
  Common shareholders'
    equity                   2,831,009      658,120   (532,862)    2,956,267     2,812,837      610,627    (532,862)      2,890,602
  Preferred stock               84,077            -          -        84,077        84,077            -           -          84,077
  Long-term debt             4,667,217      700,904   (175,904)    5,192,217     4,172,649      700,904    (175,904)      4,697,649
                            --------------------------------------------------------------------------------------------------------
Total Capitalization         7,582,303    1,359,024   (708,766)    8,232,561     7,069,563    1,311,531    (708,766)      7,672,328
                            --------------------------------------------------------------------------------------------------------
Minority Interest
  in Subsidiary Companies      203,533            -          -       203,533       192,383            -           -         192,383
                            --------------------------------------------------------------------------------------------------------
Total Liabilities
  and Capitalization       $10,873,594  $  1,854,508 $(778,572)  $11,949,530   $10,942,216 $  1,880,748  $(1,033,358)  $ 11,789,606
                            ========================================================================================================


 Statement of Cash Flows                                                                                 (In Thousands of Dollars)
------------------------------------------------------------------------------------------------------------------------------------
                                             Six Months Ended June 30, 2002                   Six Months Ended June 30, 2001
------------------------------------------------------------------------------------ -----------------------------------------------
                                   Guarantor           KEDLI         Consolidated      Guarantor         KEDLI          Consolidated
------------------------------------------------ -------------- ------------------ --------------- ---------------- ----------------
Operating Activities
Net Cash Provided by
   Operating Activities        $     395,573      $   288,184    $       683,757    $   473,124     $   81,746       $    554,870
                               ----------------- -------------- ------------------ --------------- ---------------- ----------------
Investing Activities

Capital expenditures                (534,831)         (60,672)         (595,503)       (396,786)       (28,021)           (424,807)
Sale of Assets                             -                -                 -          18,458              -              18,458
Other                                      -                -                 -          (7,822)             -              (7,822)
                               ----------------- -------------- ------------------ --------------- ---------------- ----------------
Net Cash Used in
   Investing Activities             (534,831)         (60,672)         (595,503)       (386,150)       (28,021)           (414,171)
                               ----------------- -------------- ------------------ --------------- ---------------- ----------------
Financing Activities

Issuance of Treasury Stock            51,896                -            51,896           64,107              -             64,107
Issuance of long-term debt           507,754                -           507,754          583,000        125,000            708,000
Payment of long-term debt            (54,590)               -           (54,590)        (152,000)             -           (152,000)
Payment of commercial paper         (477,795)               -          (477,795)        (497,033)             -           (497,033)
Preferred stock dividends paid        (2,952)               -            (2,952)          (2,952)             -             (2,952)
Common stock dividends paid         (124,684)               -          (124,684)        (121,937)             -           (121,937)
Net intercompany accounts
  payable                             227,512         (227,512)                -          178,725       (178,725)                -
Other                                 (9,536)               -            (9,536)           5,102              -              5,102
                               ----------------- -------------- ------------------ --------------- ---------------- ----------------
Net Cash Provided by
   (Used in) Financing
  Activities                    $    117,605      $  (227,512)     $   (109,907)    $     57,012    $    (53,725)    $       3,287
                               ----------------- -------------- ------------------ --------------- ---------------- ----------------
Net Increase in Cash and
   Cash Equivalents             $    (21,653)     $         -      $    (21,653)    $    143,986    $         -      $     143,986
                               ================= ============== ================== =============== ================ ================
Cash and Cash Equivalents at
   Beginning of Period          $    159,252      $         -      $    159,252     $     83,329              -      $      83,329
                               ----------------- -------------- ------------------ --------------- ---------------- ----------------

Cash and Cash Equivalents at
   End of Period                $    137,599       $        -      $    137,599     $    227,315    $         -      $     227,315
                               =================== ============== ================ =============== ================ ================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Review of Results
------------------------------

The following is a summary of transactions affecting comparative earnings and a discussion of material changes in revenues and expenses during the three and six months ended June 30, 2002, compared to the three and six months ended June 30, 2001. Capitalized terms used in the following discussion, but not otherwise defined, have the same meaning as when used in the Notes to the Consolidated Financial Statements included under Item 1. References to "KeySpan", "we", "us", and "our" mean KeySpan Corporation, together with its consolidated subsidiaries.

Consolidated earnings from continuing operations for the three and six months ended June 30, 2002 were $27.7 million, or $0.20 per share and $240.9 million, or $1.71 per share, respectively. Consolidated results from continuing operations for the three months ended June 30, 2001 reflected a loss of $11.9 million, or $0.09 per share. Consolidated earnings from continuing operations for the six months ended June 30, 2001 were $210.7 million, or $1.54 per share. Earnings available for common stock, which includes discontinued operations as discussed below, were $8.0 million, or $0.06 per share and $221.2 million, or $1.57 per share for the three and six months ended June 30, 2002, respectively. Earnings available for common stock for the three months ended June 30, 2001 reflected a loss of $8.0 million, or $0.06 per share. For the six months ended June 30, 2001 earnings available for common stock were $215.3 million, or $1.57 per share. Diluted earnings per share were $1.56 and $1.55 for the six months ended June 30, 2002 and 2001, respectively. Basic and diluted earnings per share were the same for the three months ended June 30, 2002 and 2001, respectively.

Average common shares outstanding for the six months ended June 30, 2002 increased by 2.3% compared to the same period last year reflecting the re-issuance of shares held in treasury pursuant to dividend reinvestment and employee benefit plans. This increase in average common shares outstanding reduced earnings per share for the six months ended June 30, 2002 by $0.04 compared to the corresponding period in 2001.

On January 24, 2002, we announced that we had entered into an agreement to sell Midland Enterprises LLC ("Midland"), our marine barge business. In anticipation of this divestiture, which closed on July 2, 2002, we have reported Midland's operations as discontinued for 2002 and 2001. (See our Annual Report on Form 10K for the year ended December 31, 2001 Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations", as well as Note 10 to those Consolidated Financial Statements "Discontinued Operations".) In the fourth quarter of 2001, we recorded an estimated loss on the sale of Midland as well as an estimate for Midland's results of operations for the first six months of 2002. During the three months ended June 30, 2002, we recorded an additional after-tax loss of $19.7 million, primarily reflecting a provision for certain city and state taxes that resulted from a change in our tax structuring strategy. (See Note 9 to the Consolidated Financial Statements "Discontinued Operations" for further disclosures on the sale of Midland.)

As discussed in more detail below, results from continuing operations for the quarter and six months ended June 30, 2002 verses the comparable periods last year were principally impacted by the following four factors: (i) losses incurred in 2001 by one of our unregulated subsidiaries; (ii) the discontinuation of goodwill amortization in 2002; (iii) a significant decrease in interest expense; and (iv) a significant decrease in natural gas prices, which reduced comparative earnings associated with the operations of our gas exploration and production activities.

In 2001, we discontinued the general contracting activities related to the former Roy Kay companies, with the exception of work to be completed on existing contracts, based upon our view that the general contracting business was not a core competency of these companies. Losses incurred by the former Roy Kay companies for the three and six months ended June 30, 2001 were $30.1 million after-tax, or $0.22 per share and $35.6 million after-tax, or $0.26 per share, respectively. (See our Annual Report on Form 10K for the year ended December 31, 2001 Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 10 to those Consolidated Financial Statements "Roy Kay Operations" for a more detailed discussion.) We are in the process of completing the contracts entered into by the former Roy Kay companies and, for the three and six months ended June 30, 2002, we incurred after-tax losses of $1.5 million and $2.8 million, respectively, reflecting overhead, and administrative and general expenses. These costs could not be accrued in 2001.

In January 2002, we adopted Statement of Accounting Standard ("SFAS") 142 "Goodwill and Other Intangible Assets". The key requirements of this Statement include the discontinuance of goodwill amortization, a revised framework for testing goodwill impairment and new criteria for the identification of intangible assets. Consolidated goodwill amortization for the three and six months ended June 30, 2001 was $12.6 million, or $0.09 per share, and $25.2 million, or $0.18 per share, respectively.

Interest expense decreased by $21.9 million ($14.2 after-tax), or $0.10 per share and $42.6 million ($27.7 million after-tax) or $0.20 per share, for the three and six months ended June 30, 2002, respectively. The weighted average interest rate on outstanding commercial paper during the six months ended June 30, 2002 was approximately 2.08% compared to approximately 5.51% for the corresponding period last year, a decrease of approximately 340 basis points. Further, we have a number of interest rate swap agreements in which we have effectively changed fixed rate debt to floating rate debt. Our use of these derivative instruments has reduced interest expense by $22.7 million during the six months ended June 30, 2002. (See Note 6 to the Consolidated Financial Statements "Derivative Financial Instruments" for a description of these instruments.)

For the three and six months ended June 30, 2002, net income from our gas exploration and production operations decreased by $12.0 million, or $0.09 per share and by $38.8 million, or $0.29 per share, respectively compared to the corresponding periods last year. Our gas exploration and production subsidiaries were adversely impacted by significantly lower realized gas prices during the six months ended June 30, 2002 compared to the same period in 2001.

Income tax expense generally reflects the level of pre-tax income for all periods reported. Income tax expense also reflects tax benefits of $6.4 million and $11.9 million recognized in the three and six months ended June 30, 2002, respectively, resulting from the favorable resolution of certain outstanding tax issues related to the KeySpan / Long Island Lighting Company ("LILCO") merger completed in May 1998. Further, during the first quarter of 2002, we recorded an adjustment to deferred income taxes of $177.7 million reflecting a decrease in the tax basis of the assets acquired at the time of the KeySpan / LILCO merger. This adjustment was the result of a revised valuation study and the preparation of an amended tax return. Concurrent with the deferred tax adjustment, we reduced current income taxes payable by $183.2 million, resulting in a net $5.5 million income tax benefit.

Earnings before interest and taxes ("EBIT") increased by $27.1 million, or 32%, for the second quarter of 2002 compared to the corresponding quarter last year, but decreased by $29.0 million, or 5% for the six months ended June 30, 2002 compared to the same period last year. Comparative EBIT results were impacted by the items mentioned above, namely (i) EBIT losses of $53.3 million and $61.2 million incurred by the Roy Kay companies for the three and six months ended June 30, 2001, respectively; (ii) the discontinuation of goodwill amortization in 2002 of $12.6 million and $25.2 million for the three and six months ended June 30, 2001, respectively; and (iii) decreases in comparative EBIT results associated with our gas exploration and production subsidiaries of $20.4 million and $70.2 million for the three and six months ended June 30, 2002, respectively. The remaining decrease in EBIT from core operations for the three and six months ended June 30, 2002 compared to last year, primarily reflects lower EBIT from our unregulated affiliates. See "Review of Operating Segments" and Note 2 to the Consolidated Financial Statements "Business Segments" for a detailed discussion of EBIT results for each of our lines of business.

We are maintaining our earnings guidance that was issued in December 2001. We forecast that KeySpan's 2002 earnings from continuing core operations (defined for this purpose as all continuing operations other than gas exploration and production) will be in the range of $2.40 to $2.45 per share. Earnings from continuing core operations were $0.11 per share and $1.56 per share for the three and six months ended June 30, 2002, respectively. KeySpan's 2002 earnings forecast for its gas exploration and production operations is in the range of $0.20 - $0.30 per share. Earnings from our gas exploration and production operations were $0.09 per share and $0.15 per share for the three and six months ended June 30, 2002, respectively. The earnings forecast may vary significantly during the year due to, among other things, changing market conditions, especially fluctuations in natural gas and electricity prices, which remain volatile.

Consolidated earnings are seasonal in nature due to the significant contribution to earnings of our gas distribution operations. As a result, we expect to earn approximately 60%, and 30% to 35% of our yearly earnings in the first and fourth quarters of our fiscal year, respectively and breakeven or marginally profitable earnings are anticipated to be achieved in the second and third quarters of our fiscal year.

Review of Operating Segments

The following discussion of financial results achieved by our operating segments is presented on an EBIT basis. We use EBIT measures in our financial and business planning process to provide a reasonable assurance that our financial forecasts will provide, among other things, (i) shareholders with a competitive return on their investment, (ii) adequate earnings to service debt; and (iii) adequate interest coverage to maintain or improve our credit ratings. Information concerning EBIT is presented as a measure of those financial results. EBIT should not be construed as an alternative to operating income or cash flow from operating activities as determined by Generally Accepted Accounting Principles.

Gas Distribution

KeySpan Energy Delivery New York ("KEDNY") provides gas distribution service to customers in the New York City Boroughs of Brooklyn, Queens and Staten Island, and KeySpan Energy Delivery Long Island ("KEDLI") provides gas distribution service to customers in the Long Island Counties of Nassau and Suffolk and the Rockaway Peninsula of Queens County. Boston Gas Company, Colonial Gas Company, Essex Gas Company, and EnergyNorth Natural Gas, Inc., each doing business under the name KeySpan Energy Delivery New England ("KEDNE"), provide gas distribution service to customers in Massachusetts and New Hampshire.

The table below highlights certain significant financial data and operating statistics for the Gas Distribution segment for the periods indicated.

                                                                                                         (In Thousands of Dollars)
-------------------------------------------- --------------------- --------------------- ----------------------- -------------------

                                               Three Months Ended      Three Months Ended     Six Months Ended    Six Months Ended
                                                  June 30, 2002           June 30, 2001         June 30, 2002       June 30, 2001
-------------------------------------------- --------------------- --------------------- --------------------- ---------------------
Revenues                                                $ 521,822             $ 620,685           $ 1,744,791           $ 2,374,329
Cost of gas                                               236,357               328,487               849,939             1,433,795
Revenue taxes                                              18,163                21,163                56,458                77,642
-------------------------------------------- --------------------- --------------------- --------------------- ---------------------
Net Revenues                                              267,302               271,035               838,394               862,892
-------------------------------------------- --------------------- --------------------- --------------------- ---------------------
Operating expenses
  Operations and maintenance                              152,767               158,356               298,305               317,228
  Depreciation and amortization                            58,118                62,753               121,138               131,336
  Operating taxes                                          29,647                36,162                67,648                74,138
-------------------------------------------- --------------------- --------------------- --------------------- ---------------------
Total Operating Expenses                                  240,532               257,271               487,091               522,702
-------------------------------------------- --------------------- --------------------- --------------------- ---------------------
Operating Income                                           26,770                13,764               351,303               340,190
Other Income and (Deductions)                               2,473                 5,160                 7,596                 9,415
-------------------------------------------- --------------------- --------------------- --------------------- ---------------------
Earnings Before Interest and Taxes                       $ 29,243              $ 18,924             $ 358,899               349,605
-------------------------------------------- --------------------- --------------------- --------------------- ---------------------
Firm gas sales (MDTH)                                      41,391                36,516               148,665               163,332
Firm transportation (MDTH)                                 13,497                22,248                43,495                56,488
Transportation - Electric
      Generation   (MDTH)                                  13,182                11,754                26,541                16,132
Other sales (MDTH)                                         23,513                23,319                61,414                48,834
Warmer than normal -  New York                                  -                  7.4%                 15.0%                  2.0%
Warmer (Colder) than normal - New  England                  13.6%                (3.3%)                 10.1%                (2.3%)
-------------------------------------------- --------------------- --------------------- --------------------- ---------------------

An MDTH is 10,000 therms (British Thermal Units) and reflects the heating content of approximately one million cubic feet of gas. A therm reflects the heating content of approximately 100 cubic feet of gas. One billion cubic feet
(BCF) of gas equals approximately 1,000 MDTH.

Net Revenues

Net gas revenues (revenues less the cost of gas and associated revenue taxes) associated with both our New York and New England based gas distribution operations were adversely impacted by the significantly warmer than normal weather experienced throughout the Northeastern United States during the past winter heating season. Based on heating degree days, weather for the first six months of 2002 was the warmest in the past 30 years ( approximately 10% - 15% warmer than normal), and approximately 14% warmer than last year in our New York and New England service territories. The significantly warmer than normal weather resulted in a decrease of $24.5 million, or 3%, in net gas revenues for the six months ended June 30, 2002, compared to the corresponding period last year.

KEDNY and KEDLI each operate under a utility tariff that contains a weather normalization adjustment that largely offsets variations in firm net revenues due to fluctuations in weather. These weather normalization adjustments resulted in a $33.4 million benefit to net gas revenues during the first six months of 2002. Nevertheless, net revenues from firm gas customers (residential, commercial and industrial customers) in our New York service territory decreased by $17.9 million for the six months ended June 30, 2002 compared to the same period last year, primarily as a result of lower customer consumption due to the extremely warm weather, offset, in part, by the benefits from conversions to natural gas.

Net revenues from firm gas customers in our New England service territory decreased by $4.6 million for the first half of 2002, compared to the same period last year, also due to the extremely warm weather. Our New England based gas distribution subsidiaries do not have a weather normalization adjustment.
Included in net revenues for the six months ended June 30, 2002 is the beneficial effect of a favorable ruling of the Massachusetts Supreme Judicial
Court relating to the appeal by Boston Gas Company of a decision of the Massachusetts Department of Telecommunications and Energy ("DTE") on Boston Gas Company's Performance Based Rate Plan ("PBR"). The court found that the "accumulated inefficiencies" component of the productivity factor in the PBR, imposed by the Massachusetts Department of Telecommunications and Energy, was not supportable. This ruling resulted in a benefit to comparative net margins of $5.3 million. (See our Annual Report on Form 10K for the year ended December 31, 2001, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulation and Rate Matters".)

Firm gas distribution rates in the first quarter of 2002, other than for the recovery of gas costs, have remained substantially unchanged from rates charged last year in all of our service territories. To mitigate the effect of fluctuations in normal weather patterns on our financial position and cash flows, we are currently evaluating the appropriateness of employing weather derivatives for the 2002/2003 winter heating season.

In our large-volume heating markets and other interruptible (non-firm) markets, which include large apartment houses, government buildings and schools, gas service is provided under rates that are established to compete with prices of alternative fuel, including No. 2 and No. 6 grade heating oil. As a result of the extremely warm weather, net margins decreased $2.0 million during the six months ended June 30, 2002, compared to same period last year. The majority of interruptible profits earned are returned to firm customers as an offset to gas costs.

We are committed to our expansion strategies initiated during the past few years. We believe that significant growth opportunities exist on Long Island and in our New England service territories. We estimate that on Long Island approximately 35% of the residential and multi-family markets, and approximately 55% of the commercial market currently use natural gas for space heating. Further, we estimate that in our New England service territories approximately 50% of the residential and multi-family markets, and approximately 45% of the commercial market currently use natural gas for space heating purposes. We will continue to seek growth in all our market segments, through the expansion of our gas distribution system, as well as through the conversion of residential homes from oil-to-gas for space heating purposes and the pursuit of opportunities to grow multi-family, industrial and commercial markets.

Sales, Transportation and Other Quantities

Firm gas sales and transportation quantities decreased by 13% during the six months ended June 30, 2002, compared to the same period in 2001 due to the extremely warm weather in all our service territories. Net revenues are not affected by customers choosing to purchase their gas supply from other sources, since delivery rates charged to transportation customers generally are the same as the delivery component of rates charged to full sales service customers.

Transportation   quantities   related  to   electric   generation   reflect  the
transportation of gas to our electric generating facilities located on Long Island. Net revenues from these services are not material.

Other sales quantities include on-system interruptible quantities, off-system sales quantities (sales made to customers outside of our service territories) and related transportation. We have an agreement with Coral Resources, L.P. ("Coral"), a subsidiary of Shell Oil Company, under which Coral assists in the origination, structuring, valuation and execution of energy-related transactions on behalf of KEDNY and KEDLI. We also have a portfolio management contract with El Paso Energy Marketing, Inc. ("El Paso"), under which El Paso provides all of the city gate supply requirements at market prices and manages certain upstream capacity, underground storage and term supply contracts for KEDNE. Our agreement with El Paso expires on October 31, 2002 and our agreement with Coral expires on March 31, 2003. We are currently considering extending the El Paso agreement to March 31, 2003.

Purchased Gas for Resale

The decrease in gas costs for the six months ended June 30, 2002 of $583.9 million reflects a decrease of 35% in the price per decatherm of gas purchased, and an 11% reduction in the quantity of gas purchased, as a result of the extremely warm winter. Fluctuations in utility gas costs have no impact on operating results. The current gas rate structure of each of our gas distribution utilities includes a gas adjustment clause, pursuant to which variations between actual gas costs incurred and gas cost recoveries are deferred and refunded to or collected from customers in a subsequent period.

Operating Expenses


Operating expenses decreased by $16.7 million, or 7%, and by $35.6 million, or 7%, for three and six months ended June 30, 2002, respectively, compared to the corresponding periods last year. The decrease in operating expenses is due to the discontinuance of goodwill amortization, lower operating taxes, cost saving synergies, the effects of warmer than normal weather and the timing of certain operations and maintenance expenses.

In January 2002, we adopted Statement of Accounting Standard ("SFAS") 142 "Goodwill and Other Intangible Assets"). The key requirements of this Statement include discontinuance of goodwill amortization, a revised framework for testing goodwill impairment and new criteria for the identification of intangible assets. Goodwill amortization in the gas distribution segment for the three and six months ended June 30, 2001 was $8.9 million and $17.8 million. Goodwill amortization for the twelve months ended December 31, 2001 was $35.6 million.

During the three months ended June 30, 2002, we recorded a favorable $7.4 million adjustment to operating taxes related to the reversal of excess tax reserves established for the KeySpan / LILCO merger and subsequent re-organization in May 1998.

Further contributing to the reduction in comparative operating expenses are cost saving synergies currently being realized primarily as a result of early retirement and severance programs implemented in the fourth quarter of 2000 designed to reduce our workforce by approximately 500 employees. The early retirement portion of the program was completed in 2000, but the severance feature is expected to continue through 2002. Further, the warmer than normal weather experienced in the first quarter of 2002 resulted in less repair and maintenance work needed on our gas distribution infrastructure.

Other Matters

To take advantage of the anticipated gas sales growth opportunities in the New York City metropolitan area, in 2000 we formed the Islander East Pipeline, LLC, a limited liability company in which a KeySpan subsidiary and a subsidiary of Duke Energy Corporation each own a 50% equity interest. Islander East Pipeline, LLC has received a positive preliminary determination from the Federal Energy Regulatory Commission ("FERC") to construct, own and operate a natural gas pipeline facility consisting of approximately 50 miles of interstate natural gas pipeline extending from Algonquin Gas Transmission Company's facilities in Connecticut, across the Long Island Sound and connecting with KEDLI's facilities on Long Island. Subsequent to the timely receipt of required regulatory approvals, the Islander East Pipeline is expected to begin operating in 2003, and will transport 260,000 dth daily to the Long Island and New York City energy markets, enough fuel to heat 600,000 homes, as well as allow us to further diversify the geographic sources of our gas supply. We are currently evaluating various options for the financing of this pipeline. (See the discussion under "Capital Expenditures and Financing" for more information on our financing plans for 2002.)

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

                                                                                                (In Thousands of Dollars)
----------------------------------- ----------------------- ----------------------- ----------------------- -----------------------

                                      Three Months Ended      Three Months Ended       Six Months Ended        Six Months Ended
                                        June 30, 2002           June 30, 2001           June 30, 2002           June 30, 2001
----------------------------------- ----------------------- ----------------------- ----------------------- -----------------------
 Revenues                                      $   354,781             $   357,929             $   669,489             $   701,325
 Purchased fuel                                     61,146                  74,327                 115,139                 153,654
----------------------------------- ----------------------- ----------------------- ----------------------- -----------------------
Net Revenues                                       293,635                 283,602                 554,350                 547,671
----------------------------------- ----------------------- ----------------------- ----------------------- -----------------------
Operating expenses
  Operations and maintenance                       183,936                 167,132                 332,056                 311,906
  Depreciation                                      13,928                  12,716                  27,661                  25,290
  Operating taxes                                   36,270                  38,365                  73,642                  81,669
----------------------------------- ----------------------- ----------------------- ----------------------- -----------------------
Total Operating Expenses                           234,134                 218,213                 433,359                 418,865
----------------------------------- ----------------------- ----------------------- ----------------------- -----------------------
Operating Income                                    59,501                  65,389                 120,991                 128,806
Other Income and (Deductions)                        5,218                   2,336                   9,373                   4,500
----------------------------------- ----------------------- ----------------------- ----------------------- -----------------------
Earnings Before Interest and Taxes             $    64,719             $    67,725             $   130,364             $   133,306
----------------------------------- ----------------------- ----------------------- ----------------------- -----------------------
Electric sales (MWH)*                            1,125,735               1,292,980               2,216,978               2,315,620
Capacity (MW)*                                       2,200                   2,200                   2,200                   2,200
----------------------------------- ----------------------- ----------------------- ----------------------- -----------------------

      *Reflects the operations of the Ravenswood facility only.

Net Revenues

Total electric net revenues increased slightly for the three and six months ended June 30, 2002, compared to the similar periods of 2001. Higher comparative net revenues from the LIPA service agreements were mostly offset by lower comparative net revenues from the Ravenswood facility. Revenues from the LIPA service agreements increased by $19.2 million, or 10%, and by $32.1 million or 9% for the quarter and six months ended June 30, 2002 compared to the same periods last year. Included in revenues for 2002, are billings to LIPA for certain third party costs that were significantly higher than such billings last year. These revenues generally have no impact on net income since we record a similar amount of costs in operating expense. Excluding these third party billings, revenues for the quarter and six months ended June 30, 2002 associated with the LIPA service agreements were comparable to such revenues earned during the same period last year.

Net revenues from the Ravenswood facility were $10.5 million, or 12% lower during the three months ended June 30, 2002 compared to the same period in 2001, primarily due to lower net revenues from capacity sales. Net revenues were $26.7 million, or 15% lower during the six months ended June 30, 2002, compared to the same period in 2001. Net revenues from capacity sales were 12% lower compared to the same period last year, while margins associated with the sale of electric energy were 22% lower than last year. Comparative energy sales were adversely impacted by a reduction in "spark-spread" combined with a decrease in electric sales quantities as a result of a slight decrease in cooling degree days.

The decrease in comparative net revenues from capacity sales for both the quarter and six months ended June 30, 2002, was due, in part, to more competitive pricing by the electric generators that bid into the New York
Independent System Operator ("NYISO") energy market and a revised methodology employed by the NYISO to assess the available supply of and demand for installed capacity.

The rules and regulations for capacity, energy sales and the sale of certain ancillary services to the NYISO energy markets are still evolving and the FERC has adopted several price mitigation measures that have adversely impacted comparative earnings from the Ravenswood facility. Certain of these mitigation measures are still subject to rehearing and possible judicial review. The final resolution of these issues and their effect on our financial position, results of operations and cash flows can not fully be determined at this time. (See our Annual Report on Form 10K, Item 7A. Quantitative and Qualitative Disclosures About Market Risk for a further discussion of these matters.)

The increase in net revenues also reflects $1.2 million of revenues from our recently constructed 79 megawatt Glenwood generating facility that went into operation on June 1, 2002. The capacity of and energy produced by the Glenwood facility is dedicated to LIPA under long-term contract.

Operating Expenses

Operating expenses increased by $15.9 million, or 7% and by $14.5 million or 3%, for the three and six months ended June 30, 2002, respectively, compared to the comparable periods last year. The increase in operating expenses is due primarily to an increase in third party costs. We expect to incur additional third party costs for the remainder of the year. As previously mentioned, these costs are fully recovered from LIPA.

Other Income and Deductions

The increase of $2.8 million and $4.9 million in Other Income is due primarily to inter-company interest income earned by subsidiaries within the Electric Services segment. For the most part, the various subsidiaries of KeySpan do not maintain separate cash balances. Rather, liquid assets are maintained in a

"central account", or Money Pool, from and to which subsidiaries can either borrow or lend. Inter-company interest expense is charged to "borrowers", while inter-company interest income is earned by "lenders". During the three and six months ended June 30, 2002, the subsidiaries within the Electric Services segment have been net "lenders" into the Money Pool and, accordingly, have reflected inter-company interest income. Interest rates associated with money pool borrowings are generally the same as KeySpan's short-term borrowing rate. All inter-company interest income and expense is eliminated for consolidated financial reporting purposes.

Other Matters

During the quarter, we also completed the construction of the 79 MW Port Jefferson electric generating facility on Long Island and placed this facility in service on July 1, 2002. This facility is under a 25 year capacity and energy contract with LIPA. We used short-term financing for the construction of the Glenwood and Port Jefferson generating facilities, but we are currently exploring various financing options to permanently finance these facilities. (See the discussion under "Capital Expenditures and Financing" for more information on our financing plans for 2002.) Further, in June 2002, we began construction of a new 250 MW combined cycle generating facility at the Ravenswood facility site. The new facility is expected to commence operations in late 2003. The capacity and energy produced from this plant are anticipated to be sold into the NYISO energy markets. We are also progressing through the siting process before the New York State Board on Electric Generation Siting and the Environment with our proposal to build a similar 250 MW combined cycle electric generating facility on Long Island.

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

In return for providing LIPA an extension of the GPRA, KeySpan and LIPA have agreed to an extension for 31 months of the Management Services Agreement under which KeySpan manages the day-to-day operations, maintenance and capital improvements of LIPA's transmission and distribution system. The extension has received the approval of the New York State Public Authorities Control Board and the State Controller.

The extensions are the result of a new initiative established by LIPA to work with KeySpan and others to review Long Island's long-term energy needs. LIPA and KeySpan will jointly analyze new energy supply options including re-powering existing plants, renewable energy technologies, distributed generation, conservation initiatives and retail competition. The extension allows both LIPA and KeySpan to explore alternatives to the GPRA including re-powering existing facilities, the sale of some or all of KeySpan's plants to LIPA, or the sale of some or all of these plants to other private operators.

Energy Services

The Energy Services segment primarily includes companies that provide services through three lines of business to clients located within the New York City metropolitan area including New Jersey and Connecticut, as well as in Rhode Island, Pennsylvania, Massachusetts and New Hampshire. The lines of business are Home Energy Services, Business Solutions, and Fiber Optic Services.

The table below highlights selected financial information for the Energy Services segment.

                                                                                                (In Thousands of Dollars)
----------------------------------- ----------------------- ----------------------- ----------------------- -----------------------

                                      Three Months Ended      Three Months Ended       Six Months Ended        Six Months Ended
                                        June 30, 2002           June 30, 2001           June 30, 2002           June 30, 2001
----------------------------------- ----------------------- ----------------------- ----------------------- -----------------------
Revenues                                       $   229,311             $   232,771             $   470,870             $   551,864
Less: cost of gas and fuel                          45,731                  91,892                 111,885                 245,175
----------------------------------- ----------------------- ----------------------- ----------------------- -----------------------
Net revenues                                       183,580                 140,879                 358,985                 306,689
Other operating expenses                           194,447                 198,237                 379,209                 370,859
----------------------------------- ----------------------- ----------------------- ----------------------- -----------------------
Operating  Loss                                   (10,867)                (57,358)                (20,224)                (64,170)
Other Income and (Deductions)                          615                     318                     775                     751
----------------------------------- ----------------------- ----------------------- ----------------------- -----------------------
Loss Before Interest and Taxes                $   (10,252)             $  (57,040)            $   (19,449)            $   (63,419)
----------------------------------- ----------------------- ----------------------- ----------------------- -----------------------

Comparative EBIT results for the three and six months ended June 30, 2002 verses the comparable periods last year were significantly impacted by losses incurred by one of our subsidiaries. In 2001, we discontinued the general contracting activities related to the former Roy Kay companies, with the exception of completion of work on existing contracts, based upon our view that the general contracting business is not a core competency of these companies. (See our Annual Report on Form 10K for the year ended December 31, 2001 Item 7 "Management's Discussion of Financial Condition and Results of Operations" and
Note 11 to those Consolidated Financial Statements "Roy Kay Operation" for a more detailed discussion.) For the three and six months ended June 30, 2001, we incurred EBIT losses of $53.3 million and $61.2 million, respectively, associated with the operations of the former Roy Kay companies. We are completing the contracts entered into by the former Roy Kay companies and, for the three and six months ended June 30, 2002, we incurred EBIT losses of $1.8 million and $3.3 million, respectively reflecting overhead, and administrative and general expenses. These costs could not be accrued in 2001.

Excluding the results of the former Roy Kay companies, the Energy Services segment reflected a decrease in EBIT of $4.6 million and $13.9 million for the three and six months ended June 30, 2002, respectively compared to the corresponding periods last year. Revenues, excluding the Roy Kay companies, decreased by $45.7 million and $144.1 million for the three and six months ended June 30, 2002, respectively, while the cost of fuel decreased by $46.2 million and $133.3 million during the same time periods. These decreases, which for the most part offset each other, reflect the operations of our gas and electric marketing company. Beginning in 2002, we focused our marketing efforts on higher net margin customers and as a result we have decreased our customer base.

EBIT results have been adversely impacted in 2002 by the general "down-turn" in the New York metropolitan economy. In addition, the extremely warm weather during the winter heating season has reduced the number of service calls and repair orders received. Further, during the quarter ended June 30, 2002 we increased our reserve for bad debts. We are currently re-aligning / combining a number of our service centers in this segment in order to reduce operating and general and administrative costs, as well as to realize synergy savings. Comparative EBIT results for the three and six months ended June 30, 2002 benefited from the elimination of goodwill amortization, which for the three and six months ended June 30, 2001 amounted to $2.1 million and $4.2 million, respectively.

Energy Investments

The Energy Investment segment consists of our gas exploration and production operations as well as certain other domestic and international energy-related investments. Our gas exploration and production subsidiaries are engaged in gas and oil exploration and production and the development and acquisition of domestic natural gas and oil properties. These investments consist of our 67% equity interest in Houston Exploration, as well as our wholly-owned subsidiary, KeySpan Exploration and Production, LLC.

This segment also consists of KeySpan Canada; our 20% interest in the Iroquois Gas Transmission System LP ("Iroquois"); and our 50% interest in the Premier Transmission Pipeline and 24.5% interest in Phoenix Natural Gas.

Selected financial data and operating statistics for our gas exploration and production activities are set forth in the following table for the periods indicated.

                                                                                                         (In Thousands of Dollars)
----------------------------------------- --------------------- --------------------- ----------------------- ----------------------

                                            Three Months Ended      Three Months Ended     Six Months Ended        Six Months Ended
                                              June 30, 2002           June 30, 2001          June 30, 2002           June 30, 2001
----------------------------------------- --------------------- --------------------- ---------------------- -----------------------
Revenues                                           $    88,274           $   103,720            $   162,988             $   235,731
Depletion and amortization expense                      44,440                33,419                 85,885                  67,052
Other operating expenses                                14,379                13,282                 27,823                  32,444
----------------------------------------- --------------------- --------------------- ---------------------- -----------------------
Operating Income                                        29,455                57,019                 49,280                 136,235
Other Income and (Deductions)*                         (5,860)              (13,062)               (10,013)                (26,762)
----------------------------------------- --------------------- --------------------- ---------------------- -----------------------
Earnings Before Interest and Taxes*                $    23,595           $    43,957            $    39,267             $   109,473
----------------------------------------- --------------------- --------------------- ---------------------- -----------------------
Natural gas and oil production (Mmcf)                   26,251                22,904                 51,921                  46,681
Natural gas price (per Mcf) realized                     $3.19                 $4.54                  $3.04                   $5.05
Natural gas price  (per Mcf) unhedged                    $3.19                 $4.49                  $2.70                   $5.69
Proved reserves at year-end (BCFe)                         647                   593                    647                     593
----------------------------------------- --------------------- --------------------- ---------------------- -----------------------

*Operating income above represents 100% of our gas exploration and production subsidiaries' results for the periods indicated. Earnings before interest and taxes, however, is adjusted to reflect minority interest. Gas reserves and production are stated in BCFe and Mmcfe, which includes equivalent oil reserves.

Earnings Before Interest and Taxes

The decreases in EBIT of $20.4 million, or 46% and $70.2 million, or 64% for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods last year, reflects a significant decrease in revenues and, to a lesser degree, an increase in operating expenses associated with higher production volumes. Revenues for the quarter and six months ended June 30, 2002, compared to the same periods in 2001, were adversely impacted by the significant decline in average realized gas prices (average wellhead price received for production including realized hedging gains and losses). Average realized gas prices decreased 30% and 40% for the quarter and six months ended June 30, 2002, respectively, compared to the corresponding periods last year. The adverse effect on revenues resulting from the decline in average realized gas prices was partially offset by increases of 15% and 11% in production volumes during the quarter and six months ended June 30, 2002, respectively, compared to the same periods last year. The depreciation, depletion and amortization rate was $1.65 per mcf for the six months ended June 30, 2002 compared to $1.47 for the same period in 2001, as a result of higher finding and development costs together with the addition of fewer new reserves.

The average realized gas price in the second quarter of 2002 was the same as the average unhedged natural gas price and was 113% of the average unhedged natural gas price for the six months ended June 30, 2002. The average realized gas price in the second quarter of 2001 was 101% of the average unhedged natural gas price and was 89% of the average unhedged natural gas price for the six months ended June 30, 2001. Houston Exploration entered into derivative financial positions in 2001 to hedge a substantial portion of its anticipated 2002 production. These derivative instruments are designed to provide Houston Exploration with a more predictable cash flow, as well as to reduce its exposure to fluctuations in natural gas prices. The settlement of derivative instruments during the six months ended June 30, 2002 resulted in a benefit to revenues of $17.0 million. (See Note 6 to the Consolidated Financial Statements, "Derivative Financial Instruments" for further information.)

Natural gas prices continue to fluctuate and the risk that we may be required to write-down our investment in exploration and production properties increases when natural gas prices are depressed or if we have significant downward revisions in our estimated proved reserves.

At December 31, 2001, our gas exploration and production subsidiaries had 647 BCFe of net proved reserves of natural gas, of which approximately 72% were classified as proved developed.

Selected financial data and operating statistics for our other energy-related investments are set forth in the following table for the periods indicated.

                                                                                                    (In Thousands of Dollars)
------------------------------------- ----------------------- ----------------------- ----------------------- ----------------------

                                        Three Months Ended      Three Months Ended       Six Months Ended        Six Months Ended
                                          June 30, 2002           June 30, 2001           June 30, 2002           June 30, 2001
------------------------------------- ----------------------- ----------------------- ----------------------- ----------------------
Revenues                                          $   21,942              $   24,222              $   39,575             $    51,191
Operation and maintenance expense                     19,768                  15,871                  33,826                  33,136
Other operating expenses                               5,545                   4,019                   8,572                   7,782
------------------------------------- ----------------------- ----------------------- ----------------------- ----------------------
Operating Income (Loss)                              (3,371)                   4,332                 (2,823)                  10,273
Other Income and (Deductions)                          4,637                   2,816                   8,982                   6,128
------------------------------------- ----------------------- ----------------------- ----------------------- ----------------------
Earnings Before Interest and Taxes                $    1,266              $    7,148              $    6,159             $    16,401
------------------------------------- ----------------------- ----------------------- ----------------------- ----------------------


Decreases in EBIT of $5.9 million, or 82%, and $10.2 million, or 62% for the three and six months ended June 30, 2002 are primarily due to the operations of KeySpan Canada, losses incurred by certain technology-related investments and lower earnings from our liquefied natural gas ("LNG") transportation subsidiary. KeySpan Canada experienced lower per unit sales prices, as well as lower quantities of sales of natural gas liquids in both periods of 2002, compared to the same periods in 2001, as a result of generally lower oil prices. The pricing of natural gas liquids is directly related to oil prices. Our LNG transportation subsidiary realized lower EBIT results for both the three and six months ended June 30, 2002 compared to the same periods last year, as a result of lower demand for LNG due to the extremely warm weather.

We do not consider the businesses contained in the Energy Investments segment to be part of our core asset group. We have stated in the past that we may sell or otherwise dispose of all or a portion of our non-core assets. Based on current market conditions, we can not predict when, or if, any such sale or disposition may take place, or the effect that any such sale or disposition may have on our financial position, results of operations or cash flows.

Liquidity

The increase in cash flow from operations for the six months ended June 30, 2002, compared to the corresponding period last year, is primarily attributable to lower interest and income tax payments. As previously mentioned, interest payments have decreased due to the use of derivative financial instruments to hedge a portion of our exposure to interest rate risk, as well as to lower interest rates on outstanding commercial paper. Further, in terms of cash flow, state and federal tax payments were lower for the first six months of 2002 compared to the same period last year, since we are currently in a refund position with regards to such taxes. Operating cash flow from our gas exploration and production activities, however, was adversely impacted by significantly lower realized gas prices for the first six months of 2002 compared to the same period last year. (See Note 6 to the Consolidated Financial Statements "Derivative Financial Instruments" for an explanation of the interest rate hedges.)

As previously indicated, a substantial portion of our consolidated revenues are derived from the operations of businesses within the Electric Services Segment, that are dependent upon two large customers - LIPA and the NYISO. According, our cash flows are dependent upon the timely payment of amounts owed to us by these customers.

In July 2002, we renewed our existing 364-day revolving credit agreement with a commercial bank syndicate of 16 banks totaling $1.3 billion, a reduction from the previous $1.4 billion facility. The credit facility is used to back up our current $1.3 billion commercial paper program.

The fees for the facility are subject to a ratings-based grid, with an annual fee of .075% on the total amount of the revolving facility. The credit agreement allows for KeySpan to borrow using several different types of loans; specifically, Eurodollar loans, ABR loans, or competitively bid loans. Eurodollar loans are based on the Eurodollar rate plus a margin of 42.5 basis points for loans up to 33% of the facility, and an additional 12.5 basis points for loans over 33% of the total facility. ABR loans are based on the greater of the Prime Rate, the base CD rate plus 1%, or the Federal Funds Effective Rate plus 0.5%. Competitive bid loans are based on bid results requested by KeySpan from the lenders. We do not anticipate borrowing against this facility; however, if the credit rating on our commercial paper program were to be downgraded, it may be necessary to borrow on the credit facility.

At June 30, 2002, we had cash and temporary cash investments of $137.6 million. During the six months ended June 30, 2002, we repaid $477.8 million of commercial paper and, at June 30, 2002, $570.7 million of commercial paper was outstanding at a weighted average annualized interest rate of 1.93%. We had the ability to borrow up to an additional $829.3 million at June 30, 2002 under our commercial paper program.

Under the terms of the credit facility, our debt-to-total capitalization ratio will reflect 80% equity treatment for the MEDS Equity Units issued in May 2002; further the $425 million Ravenswood Master Lease will be treated as debt. The financial covenant in the credit facility reflects a maximum debt-to-total capitalization ratio of 66%, a decrease from the 68% ratio required under the previous credit facility. At June 30, 2002, our consolidated indebtedness, as calculated under the terms of the new credit facility, was 63.1% of our consolidated capitalization. Violation of this covenant could result in the termination of the credit facility and the required repayment of amounts borrowed thereunder, as well as possible cross defaults under other debt agreements. (See discussion under "Capital Expenditures and Financing for an explanation of the MEDS Equity Units.)

On July 15, 2002, Houston Exploration entered into a new revolving credit facility with a commercial banking syndicate that replaces the existing $250 million revolving credit facility. The new facility provides Houston Exploration with an initial commitment of $300 million, which can be increased, at its option to a maximum of $350 million with prior approval from the banking syndicate. The new credit facility is subject to borrowing base limitations, initially set at $300 million and will be re-determined semi-annually, with the first re-determination scheduled for October 1, 2002. Up to $25.0 million of the borrowing base is available for the issuance of letters of credit. The new credit facility matures July 15, 2005, is unsecured and ranks senior to all existing debt.

Interest on base rate loans is payable at a fluctuating rate, or base rate, equal to the sum of (a) the greater of the Federal funds rate plus .5% or the bank's prime rate plus (b) a variable margin between 0% and 0.50%, depending on the amount of borrowings outstanding under the credit facility. Interest on fixed loans is payable at a fixed rate equal to the sum of (a) a quoted LIBOR rate divided by one minus the average maximum rate during the interest period set for certain reserves of member banks of the Federal Reserve System in Dallas, Texas plus (b) a variable margin between 1.25% and 2.00%, depending on the amount of borrowings outstanding under the credit facility.

Financial covenants require Houston Exploration to, among other things, maintain: (i) an interest coverage ratio of at least 3.00 to 1.00 of earnings before interest, taxes and depreciation to cash interest (EBITDA); (ii) a total debt to EBITDA of not more than a ratio of 3.50 to 1.00; and (iii) sets a maximum limit of 70% on the amount of natural gas production that may be hedged during any 12-month period.

During the six months ended June 30, 2002, Houston Exploration borrowed $46.0 million under its prior credit facility and repaid $10.0 million. At June 30, 2002, $180 million of borrowings remained outstanding at a weighted average annualized interest rate of 3.23%; $70.0 million of borrowing capacity was available. Also, KeySpan Canada has two revolving loan agreements with financial institutions in Canada. Repayments under these agreements totaled approximately $26.4 million for the six months ended June 30, 2002. At June 30, 2002, approximately $157 million was outstanding at a weighted average annualized interest rate of 3.05%. KeySpan Canada currently has available borrowings of approximately $57 million.

KeySpan has fully and unconditionally guaranteed $525 million of medium- term notes issued by KEDLI under KEDLI's current shelf registration, as well as a $130 million revolving credit agreement associated with its Canadian subsidiaries. Both the medium-term notes and borrowings under the credit agreement are reflected on the Consolidated Balance Sheet.

Further, KeySpan has guaranteed: (i) $160.8 million of surety bonds associated with certain construction projects currently being performed by subsidiaries within the Energy Services segment; (ii) certain supply contracts, margin accounts and purchase orders for certain subsidiaries in the aggregate amount of $85.3 million; (iii) the obligations of KeySpan Ravenswood LLC, the lessee under the $425 million Master Lease Agreement associated with the lease of the Ravenswood facility; and (iv) $59.7 million of subsidiary letter of credits. These guarantees are not recorded on the Consolidated Balance Sheet. The guarantee of the KEDLI medium- term notes expires in 2010, while the other guarantees have terms that do not extend beyond 2005; however the Master Lease Agreement can be extended to 2009. At this point in time, we have no reason to believe that our subsidiaries will default on their current obligations. However, we can not predict when or if any defaults may take place or the impact such defaults may have on our consolidated results of operations, financial condition or cash flows. See the discussion of the Ravenswood lease under the heading "Capital Expenditures and Financing" for a description of the leasing arrangement.

We satisfy our seasonal working capital requirements primarily through internally generated funds and the issuance of commercial paper. In addition, we realized $174.5 million in proceeds from the sale of Midland. We believe that these sources of funds are sufficient to meet our seasonal working capital needs. In addition, we currently use treasury stock to satisfy the requirements of our employee common stock, dividend reinvestment and benefit plans.

Capital Expenditures and Financing

Construction Expenditures

The table below sets forth our construction expenditures by operating segment for the periods indicated:

                                             (In Thousands of Dollars)
------------------------------- ----------------------- -----------------------

                                   Six Months Ended        Six Months Ended
                                    June 30, 2002           June 30, 2001
------------------------------- ----------------------- -----------------------
Gas Distribution                           $   183,588             $   120,874
Electric Services                              225,051                  99,196
Energy Investments                             176,755                 198,612
Energy Services                                 10,109                   6,125
------------------------------- ----------------------- -----------------------
                                           $   595,503             $   424,807
------------------------------- ----------------------- -----------------------

Construction expenditures related to the Gas Distribution segment are primarily for the renewal and replacement of mains and services and for the expansion of the gas distribution system. Construction expenditures for the Electric Services segment reflect costs to: (i) maintain our generating facilities; (ii) expand the Ravenswood facility; and (iii) construct the new Long Island generating facilities as previously noted. Construction expenditures related to the Energy Investments segment primarily reflect costs associated with our gas exploration and production activities. These costs are related to the development of properties primarily in Southern Louisiana and in the Gulf of Mexico. Expenditures also include development costs associated with our joint venture with Houston Exploration, as well as costs related to Canadian affiliates.

At June 30, 2002, total expenditures associated with the siting, permitting and construction of the Ravenswood expansion project, the siting, permitting and procurement of equipment for the Long Island 250MW combined cycle generation plant, and the siting and permitting of the Islander East pipeline project are $162.6 million.

The amount of future construction expenditures is reviewed on an ongoing basis and can be affected by timing, scope and changes in investment opportunities.

Financing

At December 31, 2001, we had an existing $1 billion shelf registration statement on file with the Securities and Exchange Commission ("SEC"), with $500 million available for issuance. In February 2002, we updated our shelf registration for the issuance of an additional $1.2 billion of securities, thereby giving us the ability to issue up to $1.7 billion of debt, equity or various forms of preferred stock. At December 31, 2001, we had authority under the Public Utility Holding Company Act ("PUHCA") to issue up to $1 billion of this amount.

On April 30, 2002, we issued $460 million of MEDS Equity Units at 8.75% consisting of a three-year forward purchase contract for our common stock and a six-year note. The purchase contract commits us three years from the date of issuance of the MEDS Equity Units to issue and the investors to purchase a number of shares of our common stock based on a formula tied to the market price of our common stock at that time. The 8.75% coupon is composed of interest payments on the six-year note of 4.9% and premium payments on the three-year equity forward contract of 3.85%. These instruments have been recorded as long-term debt on our Consolidated Balance Sheet, but rating agencies consider between 80% to 100% of the instruments as equity for purposes of calculating debt-to-total capitalization ratios. (See Note 5 to the Consolidated Financial Statements "Long-Term Debt" for further details on the MEDS Equity Units).

The issuance of the MEDS equity units utilized $920 million of our financing authority under both the shelf registration and the PUHCA financing authority. Both the $460 million six-year note and the $460 million forward equity contract are considered current issuances for these purposes. Therefore, we have $780 million available for issuance under the shelf registration and $80 million available under PUHCA. We have filed an amendment to our financing authorization with the SEC to increase our financing authority under PUCHA by $700 million, thereby matching our shelf availability. We anticipate action on this request by the SEC this year.

In May 2002, Colonial Gas Company repaid $15 million of its 6.81% Series A First Mortgage Medium -Term Notes. These Notes would have matured on May 19, 2027, but the holder of the Notes elected to exercise a put option to redeem the Notes early.

As previously noted, we issued commercial paper to finance the construction of our two Long Island peaking-power plants, and we will continue to finance the construction of the new 250MW combined cycle generating facility at the Ravenswood facility site, as well as the Islander East Pipeline, through the issuance of commercial paper.

By the end of 2002, we intend to issue approximately $150 to $200 million of either taxable or tax-exempt debt securities, the proceeds of which, it is anticipated, will be used to re-pay the outstanding commercial paper related to the construction of our two Long Island peaking-power plants. We also may issue additional medium-term or long-term debt towards the latter part of 2002 to replace outstanding commercial paper, if market conditions are favorable. We will continue to evaluate our capital structure and financing strategy for 2002 and beyond. We believe that our current sources of funding (i.e., internally generated funds, the issuance of additional securities as noted above, and the availability of commercial paper), together with the cash proceeds from the sale of Midland, are sufficient to meet our anticipated working capital needs for the foreseeable future.

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

The initial term of the lease expires on June 20, 2004 and may be extended until June 20, 2009. In June 2004, we have the right to either purchase the facility or terminate the lease and dispose of the facility for an amount generally equal to the original acquisition cost, $425 million, plus the present value of the lease payments that would have otherwise been paid through June 20, 2009. In June 2009, when the lease terminates, we may purchase the facility in an amount generally equal to the original acquisition cost or surrender the facility to the lessor. At this time, we believe that the fair market value of the leased assets is in excess of the original acquisition cost.

The Financial Accounting Standards Board (the "Board") is currently reviewing issues related to special purpose entities and in May 2002 issued an Exposure Draft regarding the accounting for, and disclosure of special purpose entities. It is expected that the final guidance will be issued in 2002, and be effective January 1, 2003. It is possible that we may be required to classify the lease under which we operate the Ravenswood facility as approximately $425 million of indebtedness and reflect such amount on our Consolidated Balance Sheet. As previously mentioned, under the terms of our new credit facility the Ravenswood Master Lease is currently considered as debt in the ratio of debt-to-total capitalization. At this time, however, we are unable to determine what the requirements will be under the final guidance, if and when an accounting Standard is issued, as well as the actual impact on our results of operations and financial position.

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

Our contractual cash obligations and associated maturities have increased from December 31, 2001 due to the issuance of the MEDS Equity Units previously discussed.

The table below reflects maturity schedules for our cash contractual obligations at June 30, 2002:

                                                                                                           (In Thousands of Dollars)
---------------------------------------- ------------------- --------------------- ----------------------- -------------------------

Contractual Obligations                           Total              1-3 Years              4-5 Years               After 5 Years
---------------------------------------- ------------------- --------------------- ----------------------- -------------------------
Long-Term Debt                           $      5,263,490    $           486,184   $          1,212,333    $             3,564,973

Capital Lease Obligations                          14,969                  2,826                  2,163                      9,980

Operating Leases                                  633,313                261,953                165,441                    205,919
---------------------------------------- ------------------- --------------------- ----------------------- -------------------------

Total Contractual
   Cash Obligations                      $      5,911,772    $           750,963   $          1,379,937    $             3,780,872
---------------------------------------- ------------------- --------------------- ----------------------- -------------------------

Commercial Paper                         $        570,655              Revolving
---------------------------------------- ------------------- --------------------- ----------------------- -------------------------

Discussions of Critical Accounting Policies and Assumptions


In preparing our financial statements, the application of certain accounting policies requires difficult, subjective and/or complex judgments. The circumstances that make these judgements difficult, subjective and/or complex have to do with the need to make estimates about the impact of matters that are inherently uncertain. Actual effects on our financial position and results of operations may vary significantly from expected results if the judgments and assumptions underlying our estimates prove to be inaccurate. The critical accounting policies requiring such subjectivity are discussed below.

Percentage of Completion Accounting

Significant reliance is placed upon estimates of future job costs in computing revenue and subsequent net income under the percentage of completion method of revenue recognition for the designing, building and installation of heating, ventilation and air-conditioning systems by subsidiaries in our Energy Services segment. This accounting method measures the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. These estimates are based upon available information at the time of review, and changes in estimates resulting in additional future costs to complete projects can result in reduced margins or loss contracts. Provisions for estimated losses on uncompleted contracts are made in the period such losses are determined. Changes in job performance, job conditions and estimated profitability are recognized in the period that the revisions are determined.

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

Other changes to existing accounting standards involve a requirement to test goodwill for impairment at least annually. The initial impairment test is to be performed within six months of adopting SFAS 142 using a discounted cash flow method, compared to a undiscounted cash flow method allowed under a previous standard. Any amounts impaired using data as of January 1, 2002 will be recorded as a "Cumulative Effect of an Accounting Change". Any amounts impaired using data after the initial adoption date will be recorded as an operating expense.

We record goodwill on purchase transactions, representing the excess of acquisition cost over the fair value of net assets acquired. In testing for goodwill impairment under SFAS 142, significant reliance is placed upon estimated future cash flows requiring broad assumptions and significant judgment by management. Cash flow estimates are determined based upon future commodity prices, customer rates, customer demand, operating costs, rate relief from regulators, customer growth and many other items. A change in the fair value of our investments could cause a significant change in the carrying value of goodwill. While we believe that our assumptions are reasonable, actual results will likely differ from our projections.

We have completed our analysis for all of our reporting units and have determined that no consolidated impairment exists. This determination of impairment was done at the reporting unit level, which we considered to be virtually the same as our financial reporting segments. In the future, we will conduct an annual review of our investments to determine if events or circumstances warrant new appraisals to be conducted to support the carrying value of our assets.

Valuation of Derivative Instruments

We employ derivative instruments to hedge a portion of our exposure to commodity price risk and interest rate risk, as well as to hedge the cash flow variability associated with a portion of our electric energy sales from the Ravenswood facility. A number of our commodity related derivative instruments are exchange traded and, accordingly, fair value measurements are generally based on standard New York Mercantile Exchange ("NYMEX") quotes. However, the oil derivative instruments we employ to hedge the purchase price on a portion of the oil used to fuel the Ravenswood facility are not exchange traded. We use industry published oil indices for No. 6 grade fuel oil to value these oil swap contracts.

As mentioned, we also engage in the use of derivative instruments to hedge the cash flow variability associated with a portion of our electric energy sales from the Ravenswood facility. In addition, our Canadian subsidiary uses swap instruments to lock-in the purchase price on the purchase of electricity needed to operate its gas processing plants. These arrangements are also non-exchange traded and we use NYISO-location zone and other local published indices to value these outstanding derivatives. For collar transactions relating to natural gas sales associated with our gas exploration and production subsidiaries, we use standard NYMEX quotes, as well as Black- Scholes valuations to calculate the fair value of these instruments.

Finally, we also have interest rate swap agreements in which approximately $1.3 billion of fixed rate debt has been effectively converted to floating rate debt. The fair value of these derivative instruments is provided to us by third party appraisers and represents the present value of estimated future cash-flows based on a forward interest rate curve for the life of the derivative instrument.

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

Full Cost Accounting

Our gas exploration and production subsidiaries use the full cost method to account for their natural gas and oil properties. Under full cost accounting, all costs incurred in the acquisition, exploration and development of natural gas and oil reserves are capitalized into a "full cost pool". Capitalized costs include costs of all unproved properties, internal costs directly related to our natural gas and oil activities and capitalized interest.

Under full cost accounting rules, total capitalized costs are limited to a ceiling equal to the present value of future net revenues, discounted at 10%, plus the lower of cost or fair value of unproved properties less income tax effects (the "ceiling limitation"). A quarterly ceiling test is performed to evaluate whether the net book value of the full cost pool exceeds the ceiling limitation. If capitalized costs (net of accumulated depreciation, depletion and amortization) less deferred taxes are greater than the discounted future net revenues or ceiling limitation, a write-down or impairment of the full cost pool is required. A write-down of the carrying value of the full cost pool is a non-cash charge that reduces earnings and impacts stockholders' equity in the period of occurrence and typically results in lower depreciation, depletion and amortization expense in future periods. Once incurred, a write-down is not reversible at a later date.

The ceiling test is calculated using natural gas and oil prices in effect as of the balance sheet date, held constant over the life of the reserves. Our gas exploration and production subsidiaries use derivative financial instruments that qualify for hedge accounting under Statement of Financial Accounting Standards ("SFAS") No. 133 to hedge against the volatility of natural gas prices. In accordance with current SEC guidelines, these derivatives are included in the estimated future cash flows in the ceiling test calculation. In calculating the ceiling test at June 30, 2002, our subsidiaries estimated that a full cost ceiling "cushion" existed, whereby the carrying value of the full cost pool was less that the ceiling limitation. No writedown is required when a cushion exists. Natural gas prices continue to be volatile and the risk that we will be required to write down the full cost pool increases when natural gas prices are depressed or if there are significant downward revisions in estimated proved reserves.

Natural gas and oil reserve quantities represent estimates only. Any estimates of natural gas and oil reserves and their values are inherently uncertain, including many factors beyond our control. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. In addition, estimates of reserves may be revised based upon actual production, results of future development and exploration activities, prevailing natural gas and oil prices, operating costs and other factors, which revision may be material. Reserve estimates are highly dependent upon the accuracy of the underlying assumptions. Actual future production may be materially different from estimated reserve quantities and the differences could materially affect future amortization of natural gas and oil properties.

Accounting for the Effects of Rate Regulation on Gas Distribution Operations

The accounting records for our six regulated gas utilities are maintained in accordance with the Uniform System of Accounts prescribed by the Public Service Commission of the State of New York ("NYPSC"), the New Hampshire Public Utility Commission, and the Massachusetts Department of Telecommunications and Energy ("DTE").

Our financial statements reflect the ratemaking policies and orders of these regulators in conformity with generally accepted accounting principles for rate-regulated enterprises. Four of our six regulated gas utilities (KEDNY, KEDLI, Boston Gas Company and EnergyNorth Natural Gas, Inc.) are subject to the provisions of Statement of Financial Accounting Standards ("SFAS") 71, "Accounting for the Effects of Certain Types of Regulation." This statement recognizes the actions of regulators, through the ratemaking process, to create future economic benefits and obligations affecting rate-regulated companies.

In separate merger-related orders issued by the DTE, the base rates charged by Colonial Gas Company and Essex Gas Company have been frozen at their current levels for a ten-year period. Due to the length of these base rate freezes, the Colonial and Essex Gas Companies had previously discontinued the application of SFAS 71.

As is further discussed under the caption "Regulation and Rate Matters", the rate plans currently in effect for KEDNY, KEDLI and Boston Gas Company will all have expired by October 31, 2002. The continued application of SFAS 71 to record the activities of these subsidiaries is contingent upon the actions of regulators with regards to future rate plans. We are currently evaluating various options that may be available to us including but not limited to, extending the existing rate plans or proposing new plans. The ultimate resolution of any future rate plans could have a significant impact on the application of SFAS 71 to these entities and, accordingly, on our financial position, results of operations and cash flows.


Regulation and Rate Matters

Gas Matters

On March 27, 2002, we filed notice, as required, with the Massachusetts Department of Telecommunications and Energy ("DTE") that we may file a base rate case and a performance based rate plan for the Boston Gas Company to replace the current plan that expires on October 31, 2002. On May 21, 2002, we filed with the DTE a request to extend the existing performance based rate plan for an additional term of one year. The Massachusetts Attorney General has submitted a letter to the DTE stating his opposition to our request. Our request is currently pending before the DTE.

The rate agreement for KEDLI expired in November 2001 and the rate agreement for KEDNY expires September 30, 2002. The New Hampshire Public Utility Commission has indicated that they may examine the cost structure of EnergyNorth Natural Gas during 2002. At this time, we are currently evaluating various options that may be available to us including but not limited to, extending the existing rate plans or proposing new rate plans.

For additional discussion of our current gas distribution rate agreements, see our Annual Report on Form 10-K for the year ended December 31, 2001, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulation and Rate Matters".

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

The SEC's order issued on November 8, 2000, in connection with our acquisition of Eastern Enterprises, provides us with, among other things, authorization to do the following through December 31, 2003 (the "Authorization Period"): (a) subject to an aggregate amount of $5.1 billion, (i) maintain existing financing agreements, (ii) issue and sell up to $1.5 billion of additional securities in compliance with certain defined parameters, (iii) issue additional guarantees and other forms of credit support in an aggregate amount of $2.0 billion at any time in addition to any such securities, guarantees and credit support outstanding or existing as of November 8, 2000, and (iv) amend, review, extend, supplement or replace any of the foregoing; (b) issue shares of common stock or reissue shares of common stock held in treasury under dividend reinvestment and stock-based management incentive and employee benefit plans; (c) maintain existing and enter into additional hedging transactions with respect to outstanding indebtedness in order to manage and minimize interest rate costs;
(d) invest up to 250% of our consolidated retained earnings in exempt wholesale generators and foreign utility companies; and (e) pay dividends out of capital and unearned surplus as well as paid-in-capital with respect to certain subsidiaries, subject to certain limitations. As previously indicated, we have filed an application with the SEC seeking authority to issue and sell up to an aggregate $2.2 billion of additional securities, as well as authorization to invest up to an aggregate $2.2 billion in exempt wholesale generators.

In addition, we have committed that during the Authorization Period, our common equity will be at least 30% of our consolidated capitalization and each of our utility subsidiaries' common equity will be at least 30% of such entity's capitalization. At June 30, 2002 our consolidated common equity was 34% of our consolidated capitalization, including commercial paper.

Environmental Matters

KeySpan  is  subject to  various  federal,  state and local laws and  regulatory programs related to the environment. Ongoing environmental compliance activities, which have not been material, are charged to operation and maintenance activities. We estimate that the remaining cost of our manufactured gas plant ("MGP") related environmental cleanup activities, including costs associated with the Ravenswood facility, will be approximately $207.0 million and we have recorded a related liability for such amount. We have also recorded an additional $41.8 million liability, representing the estimated environmental cleanup costs related to a former coal tar processing facility. Further, as of June 30, 2002, we have expended a total of $54.0 million. (See Note 4 to the Consolidated Financial Statements, "Environmental Matters").


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

Among the factors that could cause actual results to differ materially are:

- volatility of energy prices, as well as natural gas and fuel prices used to generate electricity;

-    fluctuations in weather and in gas and electric prices;

-    general economic conditions, especially in the Northeast United States;

-    our  ability  to  successfully   reduce  our  cost  structure  and  operate
     efficiently;

-    implementation of new accounting standards;

-    inflationary trends and interest rates;

- the ability of KeySpan to identify and make complementary acquisitions, as well as the successful integration of recent and future acquisitions;

-    available sources and cost of fuel;

-    retention of key personnel;

-    federal  and  state  regulatory   initiatives  that  increase  competition,
     threaten cost and investment recovery, and place limits on the type and manner in which we invest in new businesses;

- the impact of federal and state utility regulatory policies and orders on our regulated and unregulated businesses;

- potential write-down of our investment in natural gas properties when natural gas prices are depressed or if we have significant downward revisions in our estimated proved gas reserves;

- competition in general facing our unregulated Energy Services businesses, including but not limited to competition from other mechanical, plumbing, heating, ventilation and air conditioning, and engineering companies, as well as, other utilities and utility holding companies that are permitted to engage in such activities;

- the degree to which we develop unregulated business ventures, as well as federal and state regulatory policies affecting our ability to retain and operate such business ventures profitably;

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to various risks and uncertainties associated with our operations. The most significant of which involves the evolution of the gas distribution and electric industries towards a more competitive and deregulated environment. In addition, we are exposed to commodity price risk, interest rate risk and, to much less degree, foreign currency translation risk. Below is an update of the various risks associated with our operations. Additionally, see our Annual Report on Form 10K for the year ended December 31, 2001 Item 7A "Quantitative and Qualitative Disclosures About Market Risk".

Regulatory Issues and Competitive Environment

Gas Distribution

On May 23, 2002, the NYPSC issued an Order Adopting Terms of Gas Restructuring Joint Proposal Petition of KeySpan Energy Delivery New York and KeySpan Energy Delivery Long Island for a Multi-Year Restructuring Agreement ("Joint Proposal"). The Joint Proposal did not alter base rate levels, but established a merchant function backout credit of $.21/dth and $.19/dth for KeySpan Energy Delivery New York and KeySpan Energy Delivery Long Island, respectively. These credits are designed to lower transportation rates charged to transportation only customers. These credits were based on established levels of projected avoided costs and levels of customer migration to non-utility commodity service. Lost revenues resulting from application of these credits will be recovered from firm gas sales customers.

Electric Industry

The Ravenswood Facility and our New York City Operations

The NYISO's New York City local reliability rules currently require that 80% of the electric capacity needs of New York City be provided by "in-City" generators. As additional, more efficient electric power plants are built in New York City and the surrounding areas, the requirement that 80% of in-City load be served by in-City generators could be modified. Construction of new transmission facilities could also cause significant changes to the market. If generation and/or transmission facilities are constructed, and/or the availability of our Ravenswood facility deteriorates, then the capacity and energy sales volumes could be adversely affected. We cannot predict, however, when or if new power plants or transmission facilities will be built or the nature of the future New York City energy requirements or market design.

Regional Transmission Organizations and Standard Market Design

During 2001, the Federal Energy Regulatory Commission ("FERC") issued several orders and began several proceedings related to the development of Regional Transmission Organizations ("RTO") and the design of the wholesale energy markets. The details of how RTOs will be formed are currently evolving. On July 31, 2002, FERC issued a Notice of Proposed Rulemaking ("NOPR") intended to establish a standardized market design and rules for competitive wholesale electric markets ("Standard Market Design" or "SMD"). These rules would apply to transmission owners ("TOs"), independent system operators ("ISOs"), and RTOs. The SMD is intended to create: (i) genuine wholesale competition; (ii) efficient transmission systems; (iii) the right pricing signals for investment in transmission and generation facilities; and (iv) more customer options. How the SMD will be implemented will be based on FERC's final rules in this regard, as well as, the subject of various compliance filings by TOs, ISOs, and RTOs. We do not know how the markets will develop nor how these proposed changes will impact the operations of the NYISO or its market rules. Furthermore, we are unable to determine to what extent, if any, this process will impact the Ravenswood facility's financial condition, results of operations or cash flow.

New York Independent System Operator Matters

On May 31, 2002, FERC approved the NYISO's mitigation plan ("the Plan"). The Plan retains existing mitigation measures such as $1000/MWhr energy price caps, non-spinning reserve bid caps, in-City capacity and energy mitigation measures, the day ahead Automated Mitigation Procedure ("AMP"), and the NYISO's general mitigation authority. In addition, the Plan implements a new in-City real time automated mitigation procedure. Although prices for various energy products in the NYISO markets have softened, it is not known to what extent each of these proceedings and revised rules may impact the Ravenswood facility's financial condition, results of operations or cash flows.

Commodity Contracts and Electric Derivative Instruments

From time to time we have utilized derivative financial instruments, such as futures, options and swaps, for the purpose of hedging exposure to commodity price risk and to hedge the cash flow variability associated with a portion of our peak electric energy sales. Our hedging objectives and strategies have remained substantially unchanged from year-end.

Houston Exploration has utilized collars, as well as over- the- counter ("OTC") swaps to hedge the cash flow variability associated with forecasted sales of a portion of its natural gas production. As of June 30, 2002, Houston Exploration has hedged approximately 64% of its estimated 2002 yearly production and approximately 40% of its estimated 2003 yearly production. Further, Houston Exploration may enter into additional derivative positions for 2003 and 2004. Houston Exploration used standard New York Mercantile Exchange ("NYMEX") futures prices and published volatility in its Black-Scholes calculation to value its outstanding derivatives. The maximum length of time over which Houston Exploration has hedged such cash flow variability is through December 2003. The estimated amount of gains or losses associated with such derivative instruments that are reported in accumulated other comprehensive income and that are expected to be reclassified into earnings over the next twelve months is $3.8 million. The measured amount of hedge ineffectiveness was immaterial.

We have also employed standard NYMEX gas futures contracts, as well as oil swap derivative contracts, to fix the purchase price for a portion of the fuel used at the Ravenswood facility. The maximum length of time over which we have hedged such cash flow variability is through February 2004. We used standard NYMEX futures prices to value the gas futures contracts and industry published oil indices for number 6 grade fuel oil to value the oil swap contracts. The estimated amount of gains or losses associated with such derivative instruments that are reported in accumulated other comprehensive income and that are expected to be reclassified into earnings over the next twelve months is $1.7 million. The measured amount of hedge ineffectiveness was immaterial.

Our gas and electric marketing subsidiary, as well as our gas distribution operations, have fixed rate gas sales contracts and utilized standard NYMEX futures contracts to lock-in a price for future natural gas purchases. We used standard NYMEX futures prices to value the outstanding contracts. The maximum length of time over which we have hedged such cash flow variability is through February 2003. The estimated amount of gains or losses associated with such derivative instruments that are reported in accumulated other comprehensive income and that are expected to be reclassified into earnings over the next twelve months is $0.8 million. The measured amount of hedge ineffectiveness was immaterial.

We have also engaged in the use of derivative swap instruments to hedge the cash flow variability associated with a portion of our forecasted 2002 summer and winter peak electric energy sales from the Ravenswood facility. We currently have hedge positions for approximately 50% of our estimated 2002 summer peak electric sales from the Ravenswood facility. We used NYISO-location zone published indices and standard NYMEX prices to value these outstanding derivatives. The maximum length of time over which we have hedged such cash flow variability is through December 2002. The estimated amount of gains or losses associated with such derivative instruments that are reported in accumulated other comprehensive income and that are expected to be reclassified into earnings over the next twelve months is $1.6 million. The measured amount of hedge ineffectiveness was immaterial.

KeySpan Canada has also employed electric swap contracts to lock-in the purchase price on the purchase of electricity needed to operate its gas processing plants. These contracts are not exchange- traded and we used local published indices to value these outstanding swap agreements. The maximum length of time over which we have hedged such cash flow variability is through December 2003. The estimated amount of gains or losses associated with such derivative instruments that are reported in accumulated other comprehensive income and that are expected to be reclassified into earnings over the next twelve months is a loss of $2.2 million. The measured amount of hedge ineffectiveness was immaterial.

The following tables set forth selected financial data associated with these derivative financial instruments noted above that were outstanding at June 30, 2002.

--------------------------- ------------ --------------- ------------ ------------- ----------------- ----------------- ------------
                               Year of       Volumes                                  Fixed Price $    Current Price $   Fair Value
          Type of Contract    Maturity        mmcf         Floor $      Ceiling $                                          ($000)
--------------------------- ------------ --------------- ------------ ------------- ----------------- ----------------- ------------

                Gas
Collars                         2002         29,440         3.56           5.14            -            3.25 - 3.88        9,149
                                2003         25,550         3.34           4.97            -            3.72 - 4.24        1,937

Swaps -Short Natural Gas        2002          5,520           -             -             3.01          3.25 - 3.88       (2,321)
                                2003         14,600           -             -             3.19          3.72 - 4.24       (9,954)

Swaps - Long Natural Gas        2002          3,920           -             -         2.44 - 3.91       3.25 - 3.95          947
                                2003          2,110           -             -         3.10 - 4.00       3.72 - 4.04        1,017
--------------------------- ------------ --------------- ------------ ------------- ----------------- ----------------- ------------
                                             81,140                                                                          775
--------------------------- ------------ --------------- ------------ ------------- ----------------- ----------------- ------------


         Type of Contract      Year of Maturity       Volumes                                                          Fair Value
                                                      Barrels           Fixed Price $         Current Price $            ($000)
----------------------------- -------------------- ----------------- --------------------- ----------------------- -----------------
                Oil
----------------------------- -------------------- ----------------- --------------------- ----------------------- -----------------
Swaps - Long Fuel Oil                2002                   163,474     19.75 - 24.49         24.58 - 24.93                486
                                     2003                   346,892     20.10 - 26.72         22.19 - 23.94                405
                                     2004                     3,894     23.50 - 23.70         23.23 - 23.32                  7
----------------------------- -------------------- ----------------- --------------------- ----------------------- -----------------
                                                            514,260                                                        898
----------------------------- -------------------- ----------------- --------------------- ----------------------- -----------------




      Type of Contract       Year of                                          Current Price   Estimated Profit $     Fair Value
                             Maturity        MWh       Fixed Profit /Price $        $                                  ($000)
------------------------- -------------- ------------ ----------------------- --------------- ------------------- -----------------

         Electricity
Tolling Arrangements           2002          732,800       26.00 - 56.50            -            4.07 - 49.07                1,635

Swaps - Long                   2002           35,328       58.70 - 60.01          26.02               -                    (1,121)
                               2003           70,080       58.70 - 60.01          28.25               -                    (2,067)
------------------------- -------------- ------------ ----------------------- --------------- ------------------- -----------------
                                             838,208                                                                       (1,553)
------------------------- -------------- ------------ ----------------------- --------------- ------------------- -----------------

Non-firm Gas Sales Derivative Instruments: Utility tariffs applicable to certain large-volume customers permit gas to be sold at prices established monthly within a specified range expressed as a percentage of prevailing alternate fuel oil prices. We used natural gas swap contracts, with offsetting positions in oil swap contracts of equivalent energy value, to hedge the cash-flow variability of specified portions of gas purchases and sales. All positions that were outstanding at December 31, 2001 settled during the first quarter of 2002. We intend to enter into additional derivative instruments of this nature during 2002 if market conditions so warrant.

Firm Gas Sales Derivative Instruments - Regulated Utilities: We have also utilized derivative financial instruments to reduce the cash flow variability associated with the purchase price for a portion of our future natural gas purchases. Our strategy is to minimize fluctuations in firm gas sales prices to our regulated firm gas sales customers in our New York and New Hampshire service territories. Since these derivative instruments are employed to support our gas sales prices to regulated firm gas sales customers, the accounting for these derivative instruments is subject to SFAS 71. Therefore, changes in the market value of these derivatives have been recorded as a Regulatory Asset or Regulatory Liability on the Consolidated Balance Sheet. Gains or losses on the settlement of these contracts are initially deferred and then refunded to or collected from our firm gas sales customers during the appropriate winter heating season consistent with regulatory requirements.

The following tables set forth selected financial data associated with these derivative financial instruments that were outstanding at June 30, 2002.

----------------------------- -------------------- ------------------ ---------------------- --------------------- -----------------

         Type of Contract      Year of Maturity        Volumes                                                         Fair Value
                                                        Mmcf              Fixed Price $         Current Price $          ($000)
----------------------------- -------------------- ------------------ ---------------------- --------------------- -----------------

                Gas
Call Options                         2002                      1,280       4.20 - 4.50           3.69 - 3.95                17
                                     2003                      1,960       4.20 - 4.50           3.88 - 4.04               253
----------------------------- -------------------- ------------------ ---------------------- --------------------- -----------------
                                                               3,240                                                       270
----------------------------- -------------------- ------------------ ---------------------- --------------------- -----------------

Contract Review

On April 1, 2002 we implemented Implementation Issue C15 and C16 of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended and interpreted incorporating SFAS 137 and 138 and certain implementation issues (collectively "SFAS 133"). Issue C15 establishes new criteria that must be satisfied in order for option-type and forward contracts in electricity to be exempted as normal purchases and sales, while Issue C16 relates to contracts that combine a forward contract and a purchased option contract. Based upon a review of our physical commodity contracts, we determined that certain contracts for the physical purchase of natural gas can no longer be exempted as normal purchases from the requirements of SFAS 133 as normal purchase. As a result, and effective April 1, 2002, such contracts are required to be recorded on the Consolidated Balance Sheet at fair value and had a calculated fair value on that date of $7.8 million. At June 30, 2002,the fair value of these contracts was $5.0 million. Since these contracts are for the purchase of natural gas sold to regulated firm gas sales customers, the accounting for these contracts is subject to SFAS 71. Therefore, changes in the market value of these contracts will be recorded as a Regulatory Asset or Regulatory Liability on the Consolidated Balance Sheet.

Interest Rate Swaps: We also have interest rate swap agreements in which approximately $1.3 billion of fixed rate debt has been synthetically modified to floating rate debt. For the term of the agreements, we will receive the fixed coupon rate associated with these bonds and pay the counter parties a variable interest rate that is reset on a quarterly basis. These swaps are fair- value hedges and qualify for "short-cut" hedge accounting treatment under SFAS 133. Through the utilization of our interest rate swap agreements, we reduced recorded interest expense by $22.7 million for the six months ended June 30, 2002. The fair values of these derivative instruments are provided to us by third party appraisers and represent the present value of future cash-flows based on a forward interest rate curve for the life of the derivative instrument.

During the quarter ended June 30, 2002, the swap arrangement associated with a $90 million Gas Facilities Revenue Bond was terminated by our counter party. At that time we had an immaterial derivative asset recorded. As provided for under the terms of the swap agreement, our counter party had the right to terminate the swap arrangement at their discretion without a fee or penalty. Since neither a fee nor penalty was imposed on the counter-party, the termination of this swap arrangement had no earnings impact.

The table below summarizes selected financial data associated with these derivative financial instruments that were outstanding at June 30, 2002.

--------------------------- ---------------------- ------------------------- -------------- ----------------------- ----------------
                                                                                               Average Variable
                              Maturity Date of         Notional Amount         Fixed Rate   Rate Paid Year to Date       Fair Value
                   Bond             Swaps                   ($000)              Received                                   ($000)
--------------------------- ---------------------- ------------------------- -------------- ----------------------- ----------------
Medium Term Notes                            2010                   500,000      7.625%             4.290%                    3,022

Medium Term Notes                            2006                   500,000      6.150%             3.320%                    4,581

Medium Term Notes                            2023                   270,000      8.200%             3.620%                    (309)
--------------------------- ---------------------- ------------------------- -------------- ----------------------- ----------------
                                                                  1,270,000                                                   7,294
--------------------------- ---------------------- ------------------------- -------------- ----------------------- ----------------

Additionally, we also have an interest rate swap agreement that hedges the cash flow variability associated with the forecasted issuance of a series of commercial paper offerings. The maximum length of time over which we have hedged such cash flow variability is through March 2003. The estimated amount of gains or losses associated with such derivative instruments that are reported in accumulated other comprehensive income and that are expected to be reclassified into earnings over the next twelve months is a loss of $1.6 million. The measured amount of hedge ineffectiveness was immaterial. We estimate that a 1% increase in current interest rates would result in a $10.3 million increase to interest expense.

Derivative contracts are primarily used to manage our exposure to market risk arising from changes in commodity prices and interest rates. In the event of nonperformance by a counter party to derivative contract, the desired impact may not be achieved. The risk of a counter party nonperformance is generally considered credit risk and is actively managed by assessing each counter party credit profile and negotiating appropriate levels of collateral and credit support. Currently the majority of our derivative contracts are with investment grade companies. (See Item 3. Quantitative and Qualitative Disclosures About Market Risk for a discussion on credit risk.)

Credit Risk

We are exposed to credit risk arising from the potential that our counter parties fail to perform on their contractual obligations. Our credit exposures are created primarily through the sale of gas and transportation services to residential, commercial and industrial customers by our regulated gas businesses; the sale of commodities and services to LIPA and the NYISO; the sale of gas power and services to our retail customers by our unregulated energy service businesses; entering into financial and energy derivative contracts with energy marketing companies and financial institutions; and the sale of gas, natural gas liquids, oil and processing services to energy marketing and oil gas production companies.

In addition to regional concentration of credit risk due to receivables from residential, commercial and industrial customers in New York and New England, we also have concentrations of credit risk from LIPA, our largest customer, and from energy companies. Concentration of energy company counter parties may impact overall exposure to credit risk in that our counter parties may be similarly impacted by changes in economic, regulatory or other considerations. We actively monitor the credit profile of our major counter parties and manage our level of exposure accordingly. Over the past year, the credit quality of certain energy companies has declined. In instances where counter parties' credit quality has declined, we limit our credit exposure by restricting new transactions with the counter party, requiring additional collateral or credit support and negotiating the early termination of certain agreements.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 to the Financial Statements "Legal Matters"

Item 4.                 Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on May 9, 2002, at 10:00 a.m. Eastern Time, at the Tilles Center for the Performing Arts, Long Island University, C.
W. Post Campus, 720 Northern Boulevard, Greenvale, New York, to consider and take action on the following items:

1.          Election of ten directors

The names of the persons who received a plurality of the votes cast by the holders of shares entitled to vote thereon, and who were accordingly elected Directors of KeySpan for one year or until their successors are duly elected or chosen and qualified are as follows:

                DIRECTOR                             VOTES                       VOTES                       TOTAL
                                                      FOR                       WITHHELD                     VOTES
Robert B. Catell                                  115,384,212                  2,249,325                  117,633,537

Andrea S. Christensen                             115,387,150                  2,246,387                  117,633,537

Howard R. Curd                                    115,441,910                  2,191,627                  117,633,537

Donald H. Elliott                                 115,358,103                  2,275,434                  117,633,537

Alan H. Fishman                                   115,411,326                  2,222,211                  117,633,537

J. Atwood Ives                                    115,383,174                  2,250,363                  117,633,537

James R. Jones                                    115,400,216                  2,233,321                  117,633,537

James L. Larocca                                  115,435,440                  2,198,097                  117,633,537

Stephen W. McKessy                                114,782,537                  2,851,000                  117,633,537

Edward D. Miller                                  115,419,908                  2,213,629                  117,633,537


2. Ratification of Deloitte & Touche LLP, as independent public accountants for the Company for the year ending December 31, 2002

Deloitte & Touche LLP received a majority of the votes cast by the holders of shares entitled to vote thereon, and was accordingly ratified Independent Public Accountants of KeySpan for the fiscal year ending December 31, 2002.


              DELOITTE & TOUCHE LLP                            VOTES CAST

                                FOR                           111,704,204

                            AGAINST                             4,689,073

                            ABSTAIN                             1,240,428

                              TOTAL                           117,633,705

Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits

4.1* Credit Agreement among KeySpan  Corporation,  the several Lenders, ABN AMRO
     Bank, N.V. and Citibank, N.A., as Co-Syndication Agents, The Bank of New York and The Royal Bank of Scotland PLC, as Co-Documentation Agents, and J.P. Morgan Chase Bank, as Administrative Agent for $1.3 billion, dated as of July 9, 2002

99.1*Certification  pursuant to 18 U.S.C.  1350, as adopted  pursuant to Section
     906 of the Sarbanes-Oxley Act of 2002.

99.2*Certification  pursuant to 18 U.S.C.  1350, as adopted  pursuant to Section
     906 of the Sarbanes-Oxley Act of 2002.

(b)         Reports on Form 8-K

In our report on Form 8-K dated April 5, 2002, we reported that on March 29, 2002, KeySpan's Board of Directors, upon recommendation of the Audit Committee, determined not to renew the engagement of its independent public accountant Arthur Andersen LLP and appointed Deloitte & Touche as its independent public accountants.

In our report on Form 8-K dated April 25, 2002, we reported that we had issued a press release concerning, among other things, our earnings for the quarter ended March 31, 2002.

In our report on Form 8-K dated May 6, 2002, we reported that we had completed the issuance of 8,000,000 MEDS Equity Units initially consisting of 8,000,000 Corporate MEDS on May 6, 2002.

In our report on Form 8-K dated July 9, 2002, we reported that we had issued a press release concerning the completion of the sale of our subsidiary, Midland Enterprises, LLC ("Midland"), a U.S. inland marine transportation company on July 2, 2002.

In our report on Form 8-K dated July 25, 2002, we reported that we had issued a press release on July 25, 2002, concerning, among other things, its earnings for the quarter ended June 30, 2002.

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

                               KEYSPAN CORPORATION
                               -------------------
                                  (Registrant)





Date: August 12, 2002                                    /s/ Gerald Luterman
                                                  -----------------------------
                                                             Gerald Luterman
                                                  Executive Vice President and
                                                  Chief Financial Officer



Date: August 12, 2002                                /s/ Ronald S. Jendras
                                                  ------------------------------
                                                         Ronald S. Jendras
                                                  Vice President, Controller and
                                                  Chief Accounting Officer