Form 10-Q
period 2002-09-30
KEYSPAN CORP
filed 2002-11-07
CIK 1062379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition period from to

                         Commission file number 1-14161

                               KEYSPAN CORPORATION
             (Exact name of Registrant as specified in its Charter)

                               New York 11-3431358
                  (State or other jurisdiction of (IRS Employer
                incorporation or organization Identification No.)

                 One MetroTech Center, Brooklyn, New York 11201
              175 East Old Country Road, Hicksville, New York 11801
               (Address of principal executive offices) (Zip Code)

                            (718) 403-1000 (Brooklyn)
                           (631) 755-6650 (Hicksville)
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class of Common Stock                        Outstanding at October 31, 2002
    ---------------------                        -------------------------------
         $.01 par value                                     142,026,375

                      KEYSPAN CORPORATION AND SUBSIDIARIES

                                Table of Contents

                                                                          Page
                                                                          ----

PART I     FINANCIAL INFORMATION
           ---------------------

Item 1     Financial Statements

              Consolidated Balance Sheet:
              September 30, 2002 and December 31, 2001
                                                                           3

              Consolidated Statement of Income:
              Three and Nine  Months   Ended
              September  30,  2002 and 2001                                5

              Consolidated Statement of Cash Flows:
              Nine Months Ended September 30, 2002 and 2001                6

              Notes to Consolidated Financial Statements                   7

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             28

Item 3     Quantitative and Qualitative Disclosures
           About Market Risk                                               56


PART II    OTHER INFORMATION
-------    -----------------

Item 1     Legal Proceedings                                               63

Item 4     Controls and Procedures                                         63

Item 6     Exhibits and Reports on Form 8-K                                63

           Signatures                                                      65

           Certifications                                                  66

                                                      CONSOLIDATED BALANCE SHEET
                                                             (Unaudited)
                                                            (In Thousands)

-----------------------------------------------------------------------------------------------------------------------------

                                                                      September 30, 2002              December 31, 2001
                                                                  ---------------------------     ---------------------------

ASSETS
Current Assets
    Cash and cash equivalents                                $                       53,925      $                 159,252
    Accounts receivable                                                           1,100,805                      1,344,898
    Allowance for uncollectible accounts                                            (67,775)                       (72,299)
    Gas in storage, at average cost                                                 327,246                        334,999
    Materials and supplies, at average cost                                         107,507                        105,693
    Other                                                                           187,050                        125,944
                                                                  ---------------------------     ---------------------------
                                                                                  1,708,758                      1,998,487
                                                                  ---------------------------     ---------------------------

Net Assets Held for Disposal                                                              -                        191,055
                                                                  ---------------------------     ---------------------------
Equity Investments and Other                                                        237,624                        223,249
                                                                  ---------------------------     ---------------------------

Property
    Gas                                                                           5,977,669                      5,704,857
    Electric                                                                      1,904,995                      1,629,768
    Other                                                                           390,526                        400,643
    Accumulated depreciation                                                     (2,671,817)                    (2,533,466)
    Gas exploration and production, at cost                                       2,378,828                      2,200,851
    Accumulated depletion                                                          (927,666)                      (796,722)
                                                                  ---------------------------     ---------------------------
                                                                                  7,052,535                      6,605,931
                                                                  ---------------------------     ---------------------------

Deferred Charges
    Regulatory assets                                                               430,284                        458,191
    Goodwill, net of amortization                                                 1,785,029                      1,782,826
    Other                                                                           667,243                        529,867
                                                                  ---------------------------     ---------------------------
                                                                                  2,882,556                      2,770,884
                                                                  ---------------------------     ---------------------------

Total Assets                                                 $                   11,881,473     $               11,789,606
                                                                  ===========================     ===========================


        See accompanying Notes to the Consolidated Financial Statements.

                                                      CONSOLIDATED BALANCE SHEET
                                                             (Unaudited)
                                                            (In Thousands)

----------------------------------------------------------------------- ---- --------------------------- --- -----------------------

                                                                                 September 30, 2002              December 31, 2001
                                                                             ---------------------------     -----------------------

LIABILITIES AND CAPITALIZATION
Current Liabilities
    Current redemption of long-term debt                                $                    1,431             $              993
    Accounts payable and accrued expenses                                                  851,433                      1,091,430
    Commercial paper                                                                       529,228                      1,048,450
    Dividends payable                                                                       64,297                         63,442
    Taxes accrued                                                                           42,650                         50,281
    Customer deposits                                                                       36,500                         36,151
    Interest accrued                                                                       114,535                         93,962
                                                                             ---------------------------     -----------------------
                                                                                         1,640,074                      2,384,709
                                                                             ---------------------------     -----------------------



Deferred Credits and Other Liabilities
    Regulatory liabilities                                                                  68,311                         39,442
    Deferred income tax                                                                    843,956                        598,072
    Postretirement benefits and other reserves                                             715,817                        694,680
    Other                                                                                  163,268                        207,992
                                                                             ---------------------------     -----------------------
                                                                                         1,791,352                      1,540,186
                                                                             ---------------------------     -----------------------



Capitalization

    Common stock, $.01 par value, authorized
      450,000,000 shares; outstanding 141,865,724                                        2,995,666                      2,995,797
      and 137,251,386 shares stated at

    Retained earnings                                                                     439,181                         452,206
    Other comprehensive income                                                            (42,507)                          4,483
    Treasury stock purchased                                                             (494,576)                       (561,884)
                                                                             ---------------------------     -----------------------
      Total common shareholders equity                                                  2,897,764                       2,890,602
    Preferred stock                                                                        83,849                          84,077
    Long-term debt                                                                      5,260,109                       4,697,649
                                                                             ---------------------------     -----------------------
    Total Capitalization                                                                8,241,722                       7,672,328
                                                                             ---------------------------     -----------------------

Minority Interest in Subsidiary Companies                                                 208,325                         192,383
                                                                             ---------------------------     -----------------------
Total Liabilities and Capitalization                                         $         11,881,473            $         11,789,606
                                                                             ===========================     =======================



         See accompanying Notes to the Consolidated Financial Statements

                                                   CONSOLIDATED STATEMENT OF INCOME
                                                             (Unaudited)
                                               (In Thousands, Except Per Share Amounts)

------------------------------------------------------------------------------------------------------------------------------------
                                                    Three Months          Three Months           Nine Months          Nine Months
                                                       Ended                 Ended                  Ended                Ended
                                                 September 30, 2002   September 30, 2001    September 30, 2002    September 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
Revenues
     Gas Distribution                                  $    337,785       $    346,703        $    2,082,577          $   2,721,032
     Electric Services                                      414,868            387,881             1,084,309              1,089,156
     Energy Services                                        217,104            263,047               687,975                814,911
     Gas Exploration                                         86,464             82,362               249,452                318,093
     Energy Investments                                      23,599             22,436                62,784                 73,627
                                                 ------------------- ------------------ --------------------- ----------------------
     Total Revenues                                       1,079,820          1,102,429             4,167,097              5,016,819
                                                 ------------------- ------------------ --------------------- ----------------------

Operating Expenses
     Purchased gas for resale                               138,607            148,893             1,037,907              1,694,591
     Fuel and purchased power                               139,538            164,555               317,253                454,212
     Operations and maintenance                             485,157            507,113             1,531,394              1,544,799
     Depreciation, depletion and amortization               127,301            135,937               380,758                388,679
     Operating taxes                                         96,298             94,909               304,076                337,734
                                                 ------------------- ------------------ --------------------- ----------------------
     Total Operating Expenses                               986,901          1,051,407             3,571,388              4,420,015
                                                 ------------------- ------------------ --------------------- ----------------------
Operating Income                                             92,919             51,022               595,709                596,804
                                                 ------------------- ------------------ --------------------- ----------------------
Other Income and (Deductions)
     Minority interest                                      (5,353)            (7,694)               (15,920)               (34,970)
     Other                                                  (1,293)             6,464                 24,821                 35,286
                                                 ------------------- ------------------ --------------------- ----------------------
     Total Other Income                                     (6,646)            (1,230)                 8,901                    316
                                                 ------------------- ------------------ --------------------- ----------------------
Earnings Before Interest Charges
     and Income Taxes                                        86,273            49,792                604,610                597,120
                                                 ------------------- ------------------ --------------------- ----------------------
Interest Charges                                             79,937            78,735                222,594                263,967
                                                 ------------------- ------------------ --------------------- ----------------------
Income Taxes
     Current                                                (31,903)          (31,088)              (110,403)                53,088
     Deferred                                                33,275            39,572                243,652                103,796
                                                 ------------------- ------------------ --------------------- ----------------------
     Total Income Taxes                                       1,372             8,484                133,249                156,884
                                                 ------------------- ------------------ --------------------- ----------------------
Earnings (Loss) from Continuing Operations                    4,964           (37,427)               248,767                176,269
                                                 ------------------- ------------------ --------------------- ----------------------
Discontinued Operations
    Income from operations, net of tax                            -             2,253                 (3,356)                 6,806
    Loss on Disposal, net of tax of $13,050                       -                 -                (16,306)                     -
                                                 ------------------- ------------------ --------------------- ----------------------
Earnings (Loss) from Discontinued Operations                      -             2,253                (19,662)                 6,806
                                                 ------------------- ------------------ --------------------- ----------------------
Net Income                                                    4,964           (35,174)               229,105                183,075
Preferred stock dividend requirements                         1,335             1,473                  4,287                  4,425
                                                 ------------------- ------------------ --------------------- ----------------------
Earnings (Loss) Available for Common Stockholders       $     3,629      $    (36,647)         $     224,818           $    178,650
                                                 =================== ================== ===================== ======================
Basic Earnings (Loss) Per Share:
     Continuing Operations, less Preferred
        Stock Requirements                                     0.03             (0.28)                  1.74                   1.25
     Discontinued Operations                                   0.00              0.02                  (0.14)                  0.05
                                                 ------------------- ------------------ --------------------- ----------------------
Basic Earnings (Loss) Per Share                         $      0.03      $      (0.26)          $       1.60           $       1.30
                                                 =================== ================== ===================== ======================
Diluted Earnings (Loss) Per Share:
     Continuing Operations, less Preferred
        Stock Requirements                                     0.02             (0.28)                  1.72                   1.23
     Discontinued Operations                                   0.00              0.02                  (0.14)                  0.05
                                                 ------------------- ------------------ --------------------- ----------------------
Diluted Earnings (Loss) Per Share                       $      0.02       $     (0.26)          $       1.58            $      1.28
                                                 =================== ================== ===================== ======================
Average Shares Outstanding (000)
Basic                                                       141,686            138,693               140,929                137,856
Diluted                                                     142,359            139,508               141,760                138,921

See accompanying Notes to the Consolidated Financial Statements.


                                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                                             (Unaudited)
                                                            (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                              Nine Months                        Nine Months
                                                                                 Ended                              Ended
                                                                           September 30, 2002                 September 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Earnings from continuing operations                                $                  248,767            $                176,269
Adjustments to reconcile earnings from continuing
operations to net cash  provided by (used in) operating
activities

    Depreciation, depletion and amortization                                           380,758                            388,679
    Deferred income tax                                                                 60,495*                           103,796
    Income from equity investments                                                      (9,713)                            (9,249)
    Dividends from equity investments                                                    1,777                              2,901
    Gain from class action settlement                                                        -                            (33,510)
    Provision for loss on contracting business                                               -                             63,682

Changes in assets and liabilities
    Accounts receivable                                                                239,569                            630,820
    Materials and supplies, fuel oil and gas in storage                                  5,939                           (110,107)
    Accounts payable and accrued expenses                                             (147,188)                          (634,596)
    Interest accrued                                                                    20,573                             85,580
    Other                                                                              (16,139)*                           13,202
                                                                     --------------------------    -------------------------------
Net Cash Provided by Operating Activities                                              784,838                            677,467
                                                                     --------------------------    -------------------------------


Investing Activities
Capital expenditures                                                                  (835,980)                          (668,494)
Proceeds from sale of assets                                                           173,935                             18,458
Other                                                                                        -                               (356)
                                                                     --------------------------    -------------------------------
Net Cash Used in Investing Activities                                                 (662,045)                          (650,392)
                                                                     --------------------------    -------------------------------


Financing Activities
Issuance of treasury stock                                                              67,308                             82,025
Issuance of long-term debt                                                             515,774                            721,474
Payment of long-term debt                                                              (99,845)                          (168,937)
Payment of commercial paper                                                           (519,222)                          (410,307)
Preferred stock dividends paid                                                          (4,287)                            (4,425)
Common stock dividends paid                                                           (187,857)                          (184,052)
Other                                                                                        9                              1,496
                                                                     --------------------------    -------------------------------
Net Cash (Used in) Provided By Financing Activities                                   (228,120)                            37,274
                                                                     --------------------------    -------------------------------
Net (Decrease) Increase  in Cash  and Cash Equivalents                                (105,327)                            64,349
Cash and Cash Equivalents at Beginning of Period                                       159,252                             83,329
                                                                     --------------------------    -------------------------------
Cash and Cash Equivalents at End of Period                           $                  53,925     $                      147,678
                                                                     ==========================    ===============================

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


             See accompanying Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

KeySpan Corporation (referred to in the Notes to the Financial Statements as "KeySpan", "we", "us" and "our") is a registered holding company under the Public Utility Holding Company Act of 1935, as amended ("PUHCA"). KeySpan operates six regulated utilities that distribute natural gas to approximately
2.5 million customers in New York City, Long Island, Massachusetts and New Hampshire, making KeySpan the fifth largest gas distribution company in the United States and the largest in the Northeast. We also own and operate electric generating plants in Nassau and Suffolk Counties on Long Island and in Queens County in New York City. Under contractual arrangements, we provide power, electric transmission and distribution services, billing and other customer services for approximately one million electric customers of the Long Island Power Authority ("LIPA"). Our other subsidiaries are involved in gas and oil exploration and production; gas storage; wholesale and retail gas and electric marketing; appliance service; plumbing; heating, ventilation and air conditioning installation and services; large energy-system ownership, installation and management; engineering and consulting services; and fiber optic services. We also invest and participate in the development of, natural gas pipelines, natural gas processing plants, electric generation, and other energy-related projects, domestically and internationally. (See Note 2 "Business Segments" for additional information on each operating segment.)

1.  BASIS OF PRESENTATION

In our opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly our financial position as of September 30, 2002, and the results of operations for the three and nine months ended September 30, 2002 and September 30, 2001, as well as cash flows for the nine months ended September 30, 2002 and September 30, 2001. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in KeySpan's Annual Report on Form 10-K for the year ended December 31, 2001, as amended, as well as KeySpan's Quarterly Reports on Form 10-Q for the quarters ended June 30, 2002 and March 31, 2002. The December 31, 2001 financial statement information has been derived from the 2001 audited financial statements. Income from interim periods may not be indicative of future results.

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

We have approximately 2.1 million common stock options outstanding at September 30, 2002 that were not included in the calculation of diluted EPS since the exercise price associated with these options was greater than the average market price of our common stock. Further, we have 90,770 shares of convertible preferred stock outstanding that can be converted into 244,104 shares of common stock. These shares were not in the calculation of diluted EPS for the three and nine months ended September 30, 2002 and September 30, 2001, since to do so would have been anti-dilutive.

Under the requirements of Statement of Financial Accounting Standards ("SFAS") 128, "Earnings Per Share", our basic and diluted EPS are as follows:

                                                                                   (In Thousands, Except Per Share)

--------------------------------------------------------------- ---------------- ----------------- ---------------- ----------------
                                                                  Three Months       Three Months       Nine Months     Nine Months
                                                                      Ended             Ended              Ended           Ended
                                                                  September 30,     September 30,      September 30,   September 30,
                                                                      2002               2001              2002              2001
--------------------------------------------------------------- ---------------- ----------------- ---------------- ----------------
Earnings (Loss) from Continuing Operations                            $  4 ,964        $  (37,427)       $ 248,767       $  176,269
   Preferred stock dividends                                             (1,335)           (1,473)          (4,287)          (4,425)
   Houston Exploration dilution (options)                                   (96)             (200)            (321)          (1,040)
--------------------------------------------------------------- ---------------- ----------------- ---------------- ----------------
Earnings (Loss) from Continuing Operations
available to  common stockholders - adjusted                              3,533           (39,100)         244,159          170,804
--------------------------------------------------------------- ---------------- ----------------- ---------------- ----------------

Weighted average shares outstanding (000)                               141,686           138,693          140,929          137,856

Add dilutive securities:

    Options                                                                 673               815              831            1,065
--------------------------------------------------------------- ---------------- ----------------- ---------------- ----------------
Total weighted average shares outstanding - assuming dilution           142,359           139,508          141,760          138,921
--------------------------------------------------------------- ---------------- ----------------- ---------------- ----------------
Basic Earnings (Loss) Per Share from Continuing Operations            $    0.03        $    (0.28)        $   1.74         $   1.25
--------------------------------------------------------------- ---------------- ----------------- ---------------- ----------------
Diluted Earnings (Loss) Per Share from Continuing Operations          $    0.02        $    (0.28)        $   1.72         $   1.23
--------------------------------------------------------------- ---------------- ----------------- ---------------- ----------------

2.  BUSINESS SEGMENTS

We have four reportable segments: Gas Distribution, Electric Services, Energy Services and Energy Investments.

The Gas Distribution segment consists of six regulated gas distribution subsidiaries. KeySpan Energy Delivery New York ("KEDNY") provides gas distribution services to customers in the New York City Boroughs of Brooklyn, Queens and Staten Island. KeySpan Energy Delivery Long Island ("KEDLI") provides gas distribution services to customers in the Long Island Counties of Nassau and Suffolk and the Rockaway Peninsula of Queens County. The remaining gas distribution subsidiaries, Boston Gas Company, Colonial Gas Company, Essex Gas Company and EnergyNorth Natural Gas, Inc., collectively referred to as KeySpan Energy Delivery New England ("KEDNE"), provide gas distribution service to customers in Massachusetts and New Hampshire.

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

All of the energy, capacity and ancillary services related to the Ravenswood facility is sold to the New York Independent System Operator ("NYISO") energy markets. Further, two 79 megawatt generating facilities located on Long Island were placed in service in June and July 2002. The capacity of and energy from these facilities are dedicated to LIPA under 25 year contracts.

The Energy Services segment includes companies that provide energy-related services to customers located within the New York City metropolitan area including New Jersey and Connecticut, as well as, Rhode Island, Pennsylvania, Massachusetts and New Hampshire, through the following three lines of business:
(i) Home Energy Services, which provides residential customers with service and maintenance of energy systems and appliances, as well as the retail marketing of natural gas and electricity to residential and small commercial customers; (ii) Business Solutions, which provides mechanical contracting, plumbing, engineering and consulting services to commercial and industrial customers, including installation of plumbing, heating, ventilation and air conditioning equipment; and (iii) Fiber Optic Services, which provides various services to carriers of voice and data transmission on Long Island and in New York City.

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

KeySpan  subsidiaries  also  hold a 20%  equity  interest  in the  Iroquois  Gas
Transmission System LP, a pipeline that transports Canadian gas supply to markets in the Northeastern United States; a 50% interest in the Premier Transmission Pipeline and a 24.5% interest in Phoenix Natural Gas, both in Northern Ireland; and investments in certain midstream natural gas assets in Western Canada through KeySpan Canada. With the exception of KeySpan Canada, which is consolidated in our financial statements, these subsidiaries are accounted for under the equity method. Accordingly, equity income from these investments is reflected in Other Income and (Deductions) in the Consolidated Statement of Income.

The accounting policies of the segments are the same as those used for the preparation of the Consolidated Financial Statements. The segments are strategic business units that are managed separately because of their different operating and regulatory environments. Operating results of the segments are evaluated by management on an earnings before interest and taxes ("EBIT") basis. At September 30, 2002, the total assets of each reportable segment have not changed materially from December 31, 2001. To reflect a complete picture of the electric operations, we reclassified, for all periods presented, KeySpan Energy Supply from the Energy Services segment to the Electric Services segment. This subsidiary provides management and procurement services for fuel supply and management of energy sales, primarily for and from the Ravenswood facility. Due to the July 2002 sale of Midland Enterprises LLC, an inland marine barge business, this subsidiary is reported as discontinued operations in 2002 and 2001.


The reportable segment information, excluding Midland, is as follows:

                                                                                                          (In Thousands of Dollars)
------------------------------------------------------------------------------------------------------------------------------------
                                                                             Energy Investments
                                                                     -------------------------------

                              Gas         Electric        Energy      Gas Exploration      Other
                         Distribution     Services       Services      and Production   Investments    Eliminations     Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Three Months Ended
September 30, 2002

Unaffiliated Revenue         337,785       414,868       217,104            86,464        23,599               -         1,079,820

Intersegment Revenue               -            25             -                 -           194            (219)                -

Earnings Before Interest
  and Taxes                  (38,878)      113,278        (4,455)           21,275        10,935         (15,882)           86,273

Three Months Ended
September 30, 2001

Unaffiliated Revenue         346,703       387,881       263,047            82,362        22,436               -         1,102,429

Intersegment Revenue               -            25             -                 -             -             (25)                -

Earnings Before Interest
  and Taxes                  (31,009)       96,519       (69,594)           26,787         2,418           24,671           49,792

------------------------------------------------------------------------------------------------------------------------------------

Eliminating  items  include  intercompany   interest  income  and  expense,  the
elimination of certain intercompany accounts, as well as activities of our corporate and administrative areas. Included in the three months ended September 30, 2001 is the favorable court decision regarding the class action settlement recorded by our corporate holding company that increased EBIT by $22.0 million.

Because of the nature of our Electric Services business, electric revenues are derived from two large customers - the NYISO and LIPA. Electric Services revenues from these customers of $414.9 million and $387.9 million for the three months ended September 30, 2002 and 2001 represent approximately 38% and 35% of our consolidated revenues, respectively.

                                                                                                (In Thousands of Dollars)
------------------------------------------------------------------------------------------------------------------------------------
                                                                          Energy Investments
                                                                      -------------------------------

                                Gas          Electric      Energy      Gas Exploration      Other
                           Distribution      Services     Services      and Production   Investments    Eliminations    Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Nine months Ended
September 30, 2002

Unaffiliated Revenue          2,082,577      1,084,309     687,975           249,452        62,784                -        4,167,097

Intersegment Revenue                  -             75           -                 -           582             (657)               -

Earnings Before Interest
  and Taxes                     320,016        243,651     (23,901)           60,542        17,089          (12,787)         604,610

Nine months Ended
September 30, 2001

Unaffiliated Revenue          2,721,032      1,089,156     814,911           318,093        73,627                -        5,016,819

Intersegment Revenue                  -             75           -                 -             -              (75)               -

Earnings Before Interest
  and Taxes                     318,596        229,825    (133,013)          136,260        18,819           26,633          597,120

------------------------------------------------------------------------------------------------------------------------------------

Eliminating  items  include  intercompany   interest  income  and  expense,  the
elimination of certain intercompany accounts, as well as activities of our corporate and administrative areas. Included in the nine months ended September 30, 2001, is the favorable court decision regarding the class action settlement recorded by our corporate holding company that increased EBIT by $22.0 million.

Because of the nature of our Electric Services business, electric revenues are derived from two large customers - the NYISO and LIPA. Electric Services revenues from these customers of $ 1.1 billion for the nine months ended
September 30, 2002 and 2001 represent approximately 26% and 22% of our consolidated revenues, respectively.

3.  COMPREHENSIVE INCOME


The table below indicates the components of comprehensive income.
                                                                                                (In Thousands)
--------------------------------------------------------- ------------------ ----------------- ------------------ -----------------

                                                             Three Months      Three Months       Nine Months       Nine Months
                                                                Ended             Ended              Ended             Ended
                                                            September 30,     September 30,      September 30,     September 30,
                                                                2002               2001              2002               2001
--------------------------------------------------------- ------------------ ----------------- ------------------ -----------------
Earnings (loss) available for common stockholders                 $  3,629        $  (36,647)         $  224,818        $  178,650
--------------------------------------------------------- ------------------ ----------------- ------------------ -----------------
Other comprehensive income (loss), net of tax

    Reclassification adjustment for gains
       realized in net income                                       (7,529)          (13,584)            (17,814)          (11,683)

    Foreign currency translation adjustments                        (2,313)             (179)              6,804            (8,307)

    Unrealized losses on marketable securities                      (4,027)           (2,672)             (8,263)           (5,032)

    Accrued unfunded pension obligation                                  -                 -              (1,132)                -

    Unrealized (losses) gains on derivative financial
        instruments                                                   (641)           39,004             (26,585)           54,936

--------------------------------------------------------- ------------------ ----------------- ------------------ -----------------
Other comprehensive income (loss)                                  (14,510)           22,569             (46,990)           29,914
--------------------------------------------------------- ------------------ ----------------- ------------------ -----------------
Comprehensive income (loss)                                     $  (10,881)       $  (14,078)         $  177,828        $  208,564
--------------------------------------------------------- ------------------ ----------------- ------------------ -----------------
Related tax expense (benefit)

    Reclassification adjustment for gains
       realized in net income                                       (4,054)           (7,315)             (9,592)           (6,291)

    Foreign currency translation adjustments                        (1,245)              (97)              3,663            (4,473)

    Unrealized losses on marketable securities                      (2,168)           (1,439)             (4,449)           (2,709)

    Accrued unfunded pension obligation                                  -                 -                (610)                -

    Unrealized (losses) gains on derivative financial
        instruments                                                   (346)           21,003             (14,316)           29,581
--------------------------------------------------------- ------------------ ----------------- ------------------ -----------------
Total tax expense (benefit)                                     $   (7,813)         $ 12,152         $   (25,304)        $  16,108
--------------------------------------------------------- ------------------ ----------------- ------------------ -----------------




4.  ENVIRONMENTAL MATTERS

New York Sites. We have identified 28 manufactured gas plant ("MGP") sites and related facilities in New York State that were historically owned or operated by KeySpan subsidiaries or such companies' predecessors. Twenty seven of these former sites, some of which are no longer owned by us, were associated with our regulated gas businesses, and have been identified to both the Department of Environmental Conservation ("DEC") for inclusion on appropriate site inventories and listing with the New York Public Service Commission ("NYPSC"). The remaining former MGP site was acquired when the Ravenswood facility was purchased from Consolidated Edison Company of New York Inc. ("Consolidated Edison"). Fourteen sites are currently the subjects of Administrative Orders on Consent ("ACOs") or Voluntary Clean-Up Agreements ("VCAs") with the DEC.


We presently estimate the remaining environmental cleanup costs related to our New York MGP sites will be $146.9 million, which amount has been accrued as a reasonable estimate of probable cost for known sites. Expenditures incurred to date with respect to these MGP-related sites total $44.4 million.

The KEDNY and KEDLI rate plans generally provide for the recovery of MGP related investigation and remediation costs in rates charged to gas distribution customers. Under prior rate orders, KEDNY has offset certain refunds due customers against its estimated environmental cleanup costs for MGP sites. A regulatory asset of $122.4 million for the New York/Long Island MGP sites is reflected at September 30, 2002.

We are also responsible for environmental obligations associated with the Ravenswood electric generating facility. The extent of our obligations does not include liabilities arising from the disposal of waste at off-site locations prior to the acquisition of the Ravenswood facility, or from Consolidated Edison's pre-closing conduct. Based on information currently available, a liability of $3.9 million has been accrued. Expenditures incurred to date with respect to these environmental obligations total $1.1 million.

New England Sites. Within the Commonwealth of Massachusetts and the State of New Hampshire, we are aware of 75 former MGP sites and related facilities within the existing or former service territories of KEDNE or their predecessor companies. Boston Gas Company, Colonial Gas Company and Essex Gas Company may have or share responsibility under applicable environmental laws for the remediation of 65 MGP sites and related facilities, and EnergyNorth Natural Gas may have or share responsibility under applicable environmental laws for the remediation of 10 MGP sites and related facilities.

We presently estimate the remaining cost of New England MGP-related environmental cleanup activities will be $50.1 million, which amount has been accrued as a reasonable estimate of probable cost for known sites. Expenditures incurred since November 8, 2000 with respect to these MGP-related activities total $13.3 million.

The Massachusetts Department of Telecommunications and Energy ("DTE") and the New Hampshire Public Utilities Commission ("NHPUC") have issued rate orders that provide for the recovery of site investigation and remediation costs in rates charged to gas distribution customers. Accordingly, a regulatory asset of $59.6 million for the KEDNE MGP sites is reflected at September 30, 2002. Colonial Gas Company and Essex Gas Company are not subject to the provisions of Statement of Financial Accounting Standards ("SFAS") 71 "Accounting for the Effects of Certain Types of Regulation" and therefore have recorded no regulatory asset. However, rate plans in effect for these subsidiaries provide for the recovery of investigation and remediation costs.

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

We presently estimate the remaining cost of our environmental cleanup activities for the three non-utility sites will be approximately $41.2 million, which amount has been accrued as a reasonable estimate of probable costs for known sites. Expenditures incurred since November 8, 2000, with respect to these sites total $2.0 million. See Note 10 "Legal Matters" for further information on New England environmental matters.

We believe that in the aggregate, the accrued liability for investigation and remediation of sites and related facilities identified above are reasonable estimates of likely cost within a range of reasonable, foreseeable costs. We may be required to investigate and, if necessary, remediate each of these, or other currently unknown former sites and related facility sites, the cost of which is not presently determinable but may be material to our financial position, results of operations or liquidity. Remediation costs for each site may be materially higher than noted, depending upon remediation experience, selected end use for each site, and actual environmental conditions encountered.

See KeySpan's  Annual  Report on Form 10-K for the year ended  December 31, 2001
Note 8 to those Consolidated Financial Statements "Contractual Obligations and Contingencies" for further information on environmental matters.

5.  LONG-TERM DEBT

At December 31, 2001, KeySpan had an effective $1 billion shelf registration statement on file with the Securities and Exchange Commission ("SEC"), with $500 million available for issuance. In February 2002, we updated the shelf registration for the issuance of an additional $1.2 billion of securities, thereby giving KeySpan the ability to issue up to $1.7 billion of debt, equity or various forms of preferred stock. At December 31, 2001, we had authority under PUHCA to issue up to $1 billion of this amount.

On April 30, 2002, we issued $460 million of MEDS Equity Units at 8.75% consisting of a three-year forward purchase contract for our common stock and a six-year note. The purchase contract commits us, three years from the date of issuance of the MEDS Equity Units, to issue and the investors to purchase, a number of shares of our common stock based on a formula tied to the market price of our common stock at that time. The 8.75% coupon is composed of interest payments on the six-year note of 4.9% and premium payments on the three-year equity forward contract of 3.85%. These instruments have been recorded as long-term debt on the Consolidated Balance Sheet. Further, upon issuance of the MEDS Equity Units, we recorded a direct charge to Retained Earnings of $49.1 million, which represents the present value of the forward contract's premium payments.

The issuance of the MEDS equity units utilized $920 million of KeySpan's financing authority under both the shelf registration and the PUHCA financing authority. Both the $460 million six-year note and the $460 million forward equity contract are considered current issuances under these arrangements. Therefore, we have $780 million available for issuance under the shelf registration and $80 million available under PUHCA authorization. We have filed a financing amendment with the SEC under PUHCA to increase the financing authority by $700 million, thereby matching the shelf availability. We anticipate a decision by the SEC on this application by year-end.

These securities are currently not considered convertible instruments for purposes of applying SFAS 128 "Earnings Per Share" calculations, unless or until such time as the market value of our common stock reaches a threshold appreciation price ($42.36 per share) which is higher than the current per share market value. Interest payments do, however, reduce net income and earnings per share.

The Emerging Issues Task Force of the Financial Accounting Standards Board is considering proposals related to accounting for certain securities and financial instruments, including securities such as the Equity Units. The current proposals being considered include the method of accounting discussed above. Alternatively, other proposals being considered could result in the common shares issuable pursuant to the purchase contract to be deemed outstanding and included in the calculation of diluted earnings per share, and could result in periodic "marking to market" of the purchase contracts, causing periodic charges or credits to income. If this latter approach were adopted, our basic and diluted earnings per share could increase and decrease from quarter to quarter to reflect the lesser and greater number of shares issuable upon satisfaction of the contract, as well as charges or credits to income.

In May 2002, Colonial Gas Company repaid $15 million of its 6.81% Series A First Mortgage Medium -Term Notes. These Notes would have matured on May 19, 2027, but the holder of the Notes elected to exercise a put option to redeem the Notes early.

6.  DERIVATIVE FINANCIAL INSTRUMENTS

Commodity Derivative Instruments: From time to time KeySpan has utilized derivative financial instruments, such as futures, options and swaps, for the purpose of hedging exposure to commodity price risk and to hedge the cash flow variability associated with a portion of peak electric energy sales. Hedging objectives and strategies have remained substantially unchanged from year-end.

Houston Exploration has utilized collars, as well as, over-the-counter ("OTC") swaps to hedge the cash flow variability associated with forecasted sales of a portion of its natural gas production. As of October 31, 2002, Houston
Exploration has hedged approximately 65% of its estimated 2002 and 2003 production. Further, Houston Exploration may enter into additional derivative positions for 2003 and 2004. Houston Exploration used standard New York Mercantile Exchange ("NYMEX") futures prices and published volatility in its Black-Scholes calculation to value its outstanding derivatives. The maximum length of time over which Houston Exploration has hedged such cash flow variability is through December 2003. The estimated amount of losses associated with such derivative instruments that are reported in Accumulated Other Comprehensive Income and that are expected to be reclassified into earnings over the next twelve months is $14.6 million.

KeySpan has also employed standard NYMEX gas futures contracts, as well as oil swap derivative contracts, to hedge the cash flow variability of a portion of forecasted purchases of natural gas and fuel oil that will be consumed at the
Ravenswood facility. Natural gas basis swaps are also utilized to hedge forecasted purchases of natural gas transportation. The maximum length of time over which we have hedged cash flow variability associated with: (i) forecasted purchases of natural gas is October 2003; (ii) forecasted purchases of fuel oil is through April 2004; and (iii) forecasted purchases of natural gas transportation is through December 2003. We used standard NYMEX futures prices to value the gas futures contracts and industry published oil indices for number 6 grade fuel oil to value the oil swap contracts. The estimated amount of gains associated with all such derivative instruments that are reported in Accumulated Other Comprehensive Income and that are expected to be reclassified into earnings over the next twelve months is $4.1 million.

Our retail gas and electric marketing subsidiary, our domestic gas distribution operations and KeSpan Canada employed NYMEX natural gas futures contracts and natural gas swaps to lock-in a price for expected future natural gas purchases. As applicable, we used standard NYMEX futures prices and relevant natural gas indices to value the outstanding contracts. The maximum length of time over which we have hedged such cash flow variability is through October 2003. The estimated amount of gains associated with such derivative instruments that are reported in Accumulated Other Comprehensive Income and that are expected to be reclassified into earnings over the next twelve months is $2.5 million.

We have also engaged in the use of cash-settled swap instruments to hedge the cash flow variability associated with a portion of 2002 peak electric energy sales from the Ravenswood facility. All hedge positions for the summer of 2002 have been settled. We currently have a number of remaining derivatives that are employed to hedge cash flow variability through December 2002. We used NYISO-location zone published indices to value these outstanding derivatives. The estimated amount of gains associated with such derivative instruments that are reported in Accumulated Other Comprehensive Income and that are expected to be reclassified into earnings over the next twelve months is $2.4 million.

KeySpan Canada also has employed electricity swap contracts to lock-in the purchase price of electricity needed to operate its gas processing plants. These contracts are not exchange- traded and local published indices were used to value these outstanding swap agreements. The maximum length of time over which we have hedged such cash flow variability is through December 2003. The estimated amount of losses associated with such derivative instruments that are reported in Accumulated Other Comprehensive Income and that are expected to be reclassified into earnings over the next twelve months is $1.7 million.

The following tables set forth selected financial data associated with these derivative financial instruments noted above that were outstanding at September 30, 2002.

-------------------------------- ------------ ------------- ------------ ------------- --------------- -------------- --------------
                                   Year of      Volumes                                  Fixed            Current        Fair Value
       Type of Contract           Maturity        mmcf        Floor $     Ceiling $      Price $           Price $          ($000)
-------------------------------- ------------ ------------- ------------ ------------- --------------- -------------- --------------
              Gas
Collars                             2002         14,720        3.56          5.14            -          3.69 - 4.32        (1,141)
                                    2003         32,350        3.34          4.97            -          3.90 - 4.40        (2,498)


Swaps / Futures-Short
  Natural Gas                       2002          3,191          -            -             3.01        3.69 - 4.32        (2,662)
                                    2003         15,208          -            -             3.19        3.90 - 4.40       (12,394)


Swaps / Futures - Long
  Natural Gas                       2002          2,990          -            -         2.68 - 4.24     3.90 - 4.32         1,227
                                    2003          8,210          -            -         3.10 - 4.35     3.90 - 4.40         2,359
-------------------------------- ------------ ------------- ------------ ------------- --------------- -------------- --------------
                                                 76,669                                                                   (15,109)
-------------------------------- ------------ ------------- ------------ ------------- --------------- -------------- --------------

------------------------------- ----------------- ----------------- ----------------------- --------------------- ------------------
       Type of Contract            Year of          Volumes                                                          Fair Value
                                  Maturity          Barrels           Fixed Price $          Current Price $           ($000)
------------------------------- ----------------- ----------------- ----------------------- --------------------- ------------------
             Oil
Swaps - Long Fuel Oil                 2002            146,994           19.75 - 26.40          28.65 - 29.00             1,024
                                      2003            307,822           20.10 - 26.72          23.01 - 28.96             1,613
                                      2004              5,404           20.50 - 23.70          22.84 - 23.33                 7
------------------------------- ----------------- ----------------- ----------------------- --------------------- ------------------
                                                      460,220                                                            2,644
------------------------------- ----------------- ----------------- ----------------------- --------------------- ------------------

-------------------------- ------------- ----------------- ----------------------- -------------- --------------- ------------------
      Type of Contract       Year of                                                  Current       Estimated          Fair Value
                             Maturity          MWh         Fixed Profit /Price $      Price $        Profit $            ($000)
-------------------------- ------------- ----------------- ----------------------- -------------- --------------- ------------------
       Electricity
Tolling Arrangements           2002          102,400               26.00                 -         1.61 - 3.85           2,383

Swaps - Long                   2002           17,664           56.07 - 57.33           30.87            -                 (429)
                               2003           70,080           56.07 - 57.33           29.61            -               (1,791)

-------------------------- ------------- ----------------- ----------------------- -------------- --------------- ------------------
                                             190,144                                                                      163
-------------------------- ------------- ----------------- ----------------------- -------------- --------------- ------------------

NYMEX futures are also used to economically hedge the cash flow variability associated with the purchase of fuel for a portion of our fleet vehicles. Further, KeySpan Canada has a portfolio of financially-settled natural gas collars and natural gas liquid swap transactions. Such contracts are executed by KeySpan Canada to: (i) synthetically fix the price that is paid or received by KeySpan Canada for certain physical transactions involving natural gas and natural gas liquids and (ii) transfer the price exposure of such instruments to other trading partners. These derivative financial instruments do not qualify for hedge accounting under SFAS 133. At September 30, 2002, these instruments had a favorable net mark-to-market value of $0.4 million, which was recorded on the Consolidated Balance Sheet and recorded to earnings for the quarter and nine months ended September 30, 2002.

Non-firm Gas Sales Derivative Instruments: Utility tariffs applicable to certain large-volume customers permit gas to be sold at prices established monthly within a specified range expressed as a percentage of prevailing alternate fuel oil prices. We use natural gas swap contracts, with offsetting positions in fuel oil swap contracts of equivalent energy value, to hedge the cash-flow variability of specified portions of gas purchases and sales. Currently, no derivative transactions outstanding correspond to this particular price risk strategy, although we intend to enter into derivative instruments of this nature during the fourth quarter of 2002 if market conditions warrant.

Firm Gas Sales Derivative Instruments - Regulated Utilities: We also use derivative financial instruments to reduce the cash flow variability associated with the purchase price for a portion of future natural gas purchases. Our strategy is to minimize fluctuations in firm gas sales prices to our regulated firm gas sales customers in our New York and New Hampshire service territories. Since these derivative instruments are employed to reduce the variability of the purchase price of natural gas to be sold to regulated firm gas sales customers, the accounting for these derivative instruments is subject to SFAS 71. Therefore, changes in the market value of these derivatives have been recorded as a Regulatory Asset or Regulatory Liability on the Consolidated Balance Sheet. Gains or losses on the settlement of these contracts are initially deferred and then refunded to or collected from our firm gas sales customers during the appropriate winter heating season consistent with regulatory requirements.

The following table sets forth selected financial data associated with these derivative financial instruments that were outstanding at September 30, 2002.

------------------------------- ----------------- ----------------- ----------------------- --------------------- ------------------
       Type of Contract           Year of           Volumes                                                          Fair Value
                                 Maturity            Mmcf             Fixed Price $          Current Price $           ($000)
------------------------------- ----------------- ----------------- ----------------------- --------------------- ------------------
             Gas
Options                               2002             7,980             3.85 - 4.50                4.23                  1,549
                                      2003            12,960             3.85 - 4.50                4.27                  2,946

Swaps - Long                          2002               300                 4.11                   4.24                     42
                                      2003               600                 4.11                   4.21                     59
------------------------------- ----------------- ----------------- ----------------------- --------------------- ------------------
                                                      21,840                                                              4,596
------------------------------- ----------------- ----------------- ----------------------- --------------------- ------------------


Other Commodity Derivative Instruments: On April 1, 2002 we implemented Derivative Implementation Group (DIG) Issue C15 and C16 of Statement of Financial Accounting Standard 133, "Accounting for Derivative Instruments and Hedging Activities", as amended and interpreted, incorporating SFAS 137 and 138 and certain implementation issues (collectively "SFAS 133"). Issue C15 establishes new criteria that must be satisfied in order for option-type and forward contracts in electricity to be exempted as normal purchases and sales, while Issue C16 relates to the exemption (as normal purchases and normal sales) of contracts that combine a forward contract and a purchased option contract. Based upon a review of our physical commodity contracts, we determined that certain contracts for the physical purchase of natural gas can no longer be exempted as normal purchases from the requirements of SFAS 133. At September 30, 2002, the fair value of these contracts was $2.0 million. Since these contracts are for the purchase of natural gas sold to regulated firm gas sales customers, the accounting for these contracts is subject to SFAS 71. Therefore, changes in the market value of these contracts have been recorded as a Regulatory Asset or Regulatory Liability on the Consolidated Balance Sheet.

Interest Rate Derivative Instruments: At September 30, 2002, we had interest rate swap agreements in which approximately $1.3 billion of fixed rate debt had been synthetically modified to floating rate debt. Under the terms of the agreements, we received the fixed coupon rate associated with these bonds and paid the counter-parties a variable interest rate that was reset on a quarterly basis. These swaps were designated as fair-value hedges and qualified for "short-cut" hedge accounting treatment under SFAS 133. Through the utilization of these agreements, we reduced recorded interest expense by $30.5 million for the nine months ended September 30, 2002.

In early November 2002, we terminated two interest rate swap agreements with an aggregate notional amount of $1.0 billion and received $81.0 million from our swap counter-parties, of which $23.0 million represents accrued swap interest. The difference between the termination settlement amount and the amount of accrued swap interest, $58.0 million, will be amortized to earnings (as an adjustment to interest expense) on a level yield basis over the remaining lives of the originally hedged debt obligations. The remaining swap, which has a notional amount of $270.0 million, will continue to be accounted for as a fair value hedge.

The table below summarizes selected financial data associated with these derivative financial instruments that were outstanding at September 30, 2002. The fair values of these derivative instruments were provided to us by our swap counter-parties and represent the present value of expected future cash-flows associated with such transactions.

-------------------------------------- ------------------- --------------------- ---------------- -------------------- -------------
                                                                                                   Average Variable
                                        Maturity Date of     Notional Amount       Fixed Rate          Rate Paid          Fair Value
                Bond                         Swaps                ($000)            Received         Year to Date           ($000)
-------------------------------------- ------------------- --------------------- ---------------- -------------------- -------------
Medium Term Notes                             2010               500,000               7.625%           4.250%              55,077

Medium Term Notes                             2006               500,000               6.150%           3.590%              37,145

Long Term Notes                               2023               270,000               8.200%           3.770%               6,843
-------------------------------------- ------------------- --------------------- ---------------- -------------------- -------------
                                                               1,270,000                                                    99,065
-------------------------------------- ------------------- --------------------- ---------------- -------------------- -------------

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

Weather Derivatives: The utility tariffs associated with the New England gas distribution operations do not contain a weather normalization adjustment. As a result, fluctuations from normal weather may have a significant positive or negative effect on the results of these operations. To mitigate the effect of fluctuations from normal weather on our financial position and cash flows, we entered into weather collars during the quarter ended September 30, 2002. These derivatives will hedge approximately 60% of expected gas throughput of the New England gas distribution companies during the November 2002 - March 2003 winter season. The collars have been established with a ceiling that reflects 1% colder than normal weather and a floor that reflects 7% warmer than normal weather. KeySpan will be required to make payment to its counter-parties when actual weather experienced during the November 2002 - March 2003 time frame is 1% or more colder than normal, based on the 1975 - 1995 20 year average. In the event that actual weather is 7% or more warmer than normal the counter-parties will be required to make payment to KeySpan. These derivatives will be accounted for by applying the "intrinsic value method" and are outside the scope of SFAS 133.

Derivative contracts are primarily used to manage exposure to market risk arising from changes in commodity prices and interest rates. In the event of nonperformance by a counter-party to a derivative contract, the desired impact may not be achieved. The risk of a counter-party nonperformance is generally considered credit risk and is actively managed by assessing each counter-party credit profile and negotiating appropriate levels of collateral and credit support. Currently the majority of KeySpan's derivative contracts are with investment grade companies.

7.  WORKFORCE REDUCTION PROGRAMS

As a result of the Eastern acquisition, we implemented early retirement and severance programs in an effort to reduce our workforce. In 2000, we recorded a $22.7 million liability associated with these programs. This severance program is targeted to reduce the workforce by 500 employees and will continue through 2002. In 2001, we reduced this liability by $4.1 million as a result of lower than anticipated costs per employee. As of September 30, 2002, we had paid $11.9 million for these programs and had a remaining liability of $6.7 million.

8.  RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2002, we adopted SFAS 141, "Business Combinations", and SFAS 142 "Goodwill and Other Intangible Assets". The key concepts from the two interrelated Statements include mandatory use of the purchase method when accounting for business combinations, discontinuance of goodwill amortization, a revised framework for testing goodwill impairment at a "reporting unit" level, and new criteria for the identification and potential amortization of other intangible assets. Other changes to existing accounting standards involve the amount of goodwill to be used in determining the gain or loss on the disposal of assets, and a requirement to test goodwill for impairment at least annually. The annual impairment test was to be performed within six months of adopting SFAS 142 with any resulting impairment reflected as either a change in accounting principle, or a charge to operations in the financial statements. During the second quarter of 2002, we completed our analysis for all of the reporting units and determined that no consolidated impairment exists. Consistent with the requirements of SFAS 142, we will annually test our goodwill for impairment in the fourth quarter, absent the occurrence of any event that would cause us to perform a test in the interim.

For the three and nine months ended September 30, 2001 respectively, goodwill amortization was recorded in each segment as follows: Gas Distribution $8.9 and $26.6 million; Energy Services $1.8 and $5.8 million; and Energy Investments and other $1.4 and $4.5 million. As required by SFAS 142, below is a reconciliation of reported earnings available for common stockholders for the three and nine months ended September 30, 2001 and pro-forma net income, for the same period, adjusted for the discontinuance of goodwill amortization.

                                                                                                  (In Thousands)
------------------------------------------------------- ----------------- ------------------ ----------------- ------------------
                                                          Three Months      Three Months       Nine Months        Nine Months
                                                             Ended              Ended             Ended              Ended
                                                         September 30,      September 30,     September 30,      September 30,
                                                              2002              2001               2002              2001
------------------------------------------------------- ----------------- ------------------ ----------------- ------------------
Earnings (loss) available for common stockholders             $    3,629        $  (36,647)        $  224,818         $  178,650
   Add back: goodwill amortization                                     -            12,015                  -             36,879
------------------------------------------------------- ----------------- ------------------ ----------------- ------------------
Adjusted net income                                                3,629           (24,632)           224,818            215,529
------------------------------------------------------- ----------------- ------------------ ----------------- ------------------

Basic earnings (loss) per share                                     0.03             (0.26)              1.60               1.30
   Add back: goodwill amortization                                     -              0.09                  -               0.27
------------------------------------------------------- ----------------- ------------------ ----------------- ------------------
Adjusted basic earnings per share                              $    0.03        $    (0.17)         $    1.60          $    1.57
------------------------------------------------------- ----------------- ------------------ ----------------- ------------------

Diluted earnings (loss) per share                                   0.02             (0.26)              1.58               1.28
Add back: goodwill amortization                                        -              0.09                  -               0.27
------------------------------------------------------- ----------------- ------------------ ----------------- ------------------
Adjusted diluted earnings per share                            $    0.02        $    (0.17)         $    1.58          $    1.55
------------------------------------------------------- ----------------- ------------------ ----------------- ------------------


In July of 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations". The Standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity will capitalize a cost by increasing the carrying amount of the related long-lived asset.

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

SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was effective January 1, 2002, and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business". SFAS 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. As of September 30, 2002, implementation of this Statement did not have a significant effect on our results of operations and financial position.

In June of 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No.94-3, "Liability recognition for Certain Employee Termination benefits and Other Costs to Exit an Activity". This Statement is effective for exit or disposal activities initiated after December 31, 2002 with early application encouraged.

9.  DISCONTINUED OPERATIONS

On November 8, 2000, KeySpan acquired Midland Enterprises LLC ("Midland"), an inland marine transportation subsidiary, as part of the Eastern acquisition. In its order issued under PUHCA approving the acquisition, the SEC required KeySpan to sell this subsidiary by November 8, 2003 because its operations were not functionally related to KeySpan's core utility operations. On July 2, 2002, the sale of Midland to Ingram Industries Inc. was completed and net proceeds of $173.9 million were received from the sale.

Discontinued operations for the year ended December 31, 2001 included an anticipated after-tax loss on disposal of $30.4 million. As a result of a change in the tax structuring strategy related to the sale of Midland, in the second quarter of 2002, we recorded an additional provision for city and state taxes and made adjustments to the estimations used in the December 31, 2001 loss provision. These changes resulted in an additional after tax loss on disposal of $19.7 million.

The following is selected financial information for Midland for the three and nine months ended September 30, 2002 and September 30, 2001:

                                                                                                       (In Thousands)
--------------------------------------------- --- ----------------- --- ---------------- --- ----------------- --- ---------------
                                                    Three Months         Three Months          Nine Months          Nine Months
                                                       Ended                 Ended                Ended                Ended
                                                   September 30,         September 30,        September 30,        September 30,
                                                        2002                 2001                  2002                 2001
--------------------------------------------- --- ----------------- --- ---------------- --- ----------------- --- ---------------
Revenues                                      $          -          $       67,342       $      116,149       $       202,705
Pretax income (loss)                                     -                   3,868               (4,624)               11,727
Income tax (expense) benefit                             -                  (1,615)               1,268                (4,921)
--------------------------------------------- --- ----------------- --- ---------------- --- ----------------- --- ---------------
Income (loss) from discontinued operations               -                   2,253               (3,356)                6,806
--------------------------------------------- --- ----------------- --- ---------------- --- ----------------- --- ---------------
Loss on disposal                                         -                       -              (16,306)                    -
--------------------------------------------- --- ----------------- --- ---------------- --- ----------------- --- ---------------
Loss from discontinued operations             $          -          $        2,253       $      (19,662)      $         6,806
--------------------------------------------- --- ----------------- --- ---------------- --- ----------------- --- ---------------


Assets and liabilities of the discontinued operations are as follows:

                                                                                                      (In Thousands)
                 -------------------------------------------- -- ------------------------ --- -----------------------
                                                                   September 30, 2002            December 31, 2001
                 ----------------------------------------------------------------------------------------------------
                 Current assets                               $             -             $          139,522
                 Property, plant and equipment, net                         -                        316,626
                 Long-term assets                                           -                         35,233
                 Current liabilities                                        -                        (58,835)
                 Long-term liabilities                                      -                       (241,491)
                 -------------------------------------------- -- ------------------------ --- -----------------------
                 Net assets held for disposal                 $             -             $          191,055
                 -------------------------------------------- -- ------------------------ --- -----------------------

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

Furthermore, KeySpan and certain of its officers and directors are defendants in a number of class action lawsuits filed in the United States District Court for the Eastern District of New York after the July 17th announcement. These lawsuits allege, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), in connection with disclosures relating to or following the acquisition of the Roy Kay companies by KeySpan Services, Inc., a KeySpan subsidiary. Finally, in October 2001, a shareholder's derivative action was commenced in the same court against certain officers and directors of KeySpan, alleging, among other things, breaches of fiduciary duty, violations of the New York Business Corporation Law and violations of Section 20(a) of the Exchange Act. In addition, a second derivative action has been commenced asserting similar allegations. Each of the proceedings seek monetary damages in an unspecified amount. On November 1, 2002, we filed a motion to dismiss the class action lawsuits. We are unable to determine the outcome of these proceedings and what effect, if any, such outcome will have on our financial condition, results of operations or cash flows.

On June 14, 2002, a complaint was filed by Donna Gay, et al. against KeySpan Corporation in the United States District Court for the District of Massachusetts. The complaint alleges liabilities stemming from alleged environmental contaminants at the Oxbow Site in Everett, Massachusetts. On June 26, 2002, a complaint was filed by Beazer East, Inc. in the United States District Court for the Eastern District of New York, seeking both contribution from KeySpan for costs and declaratory relief as to the respective former and future liabilities associated with responding to the actual or threatened release of hazardous substances into the environment and the Everett site. At the present time, KeySpan is unable to determine the outcome of these proceedings, but does not believe that such outcome, if adverse, will have a material effect on its financial condition or results of operation.

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

KeySpan subsidiaries, along with several other parties, have been named as defendants in numerous proceedings filed by plaintiffs claiming various degrees of injury from asbestos exposure. Most of these proceedings have been commenced in the New York State Supreme Court for New York County by contractor employees allegedly as a result of exposure to asbestos in connection with the construction and maintenance of our electric generating facilities. At the present time, KeySpan is unable to determine the outcome of these proceedings, but does not believe that such outcome, if adverse, will have a material effect on its financial condition or results of operation.

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




Statement of Income
                                                                                      (In Thousands)
---------------------------------------------------------------------------------- -------------------------------------------------
                                   Three Months Ended September 30, 2002                  Three Months Ended September 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
                             Guarantor      KEDLI    Eliminations Consolidated     Guarantor      KEDLI   Eliminations  Consolidated
Revenues                  $  1,000,103 $    79,717  $          -  $  1,079,820  $  1,019,848  $   82,581  $        -    $ 1,102,429
Operating Expenses
Purchased Gas                  102,658      35,949             -       138,607       117,511      31,382           -        148,893
Fuel and purchased power       139,538           -             -       139,538       164,555           -           -        164,555
Operations and maintenance     472,710      12,447             -       485,157       498,528       8,585           -        507,113
Intercompany expense           (19,007)     19,007             -             -       (18,998)     18,998           -              -
Depreciation and
  amortization                 115,351      11,950             -       127,301       125,504      10,433           -        135,937
Operating Taxes                 78,764      17,534             -        96,298        76,556      18,353           -         94,909
                          ------------ ------------ ------------- ------------- ------------- ----------- ------------- ------------
Total Operating Expenses       890,014      96,887             -       986,901       963,656      87,751           -      1,051,407
                          ------------ ------------ ------------- ------------- ------------- ----------- ------------- ------------
Operating Income               110,089     (17,170)            -        92,919        56,192      (5,170)          -         51,022
Other Income and
  (Deductions)                  (3,373)      1,769        (5,042)       (6,646)           10       3,400      (4,640)        (1,230)
                          ------------ ------------ ------------- ------------- ------------- ----------- ------------- ------------
Income Before Interest
  Charges and Income Taxes     106,716     (15,401)       (5,042)       86,273        56,202      (1,770)     (4,640)        49,792
Interest Expense                69,906      15,073        (5,042)       79,937        68,704      14,671      (4,640)        78,735
Income Taxes                    12,945     (11,573)            -         1,372        14,938      (6,454)          -          8,484
                          ------------ ------------ ------------- ------------- ------------- ----------- ------------- ------------
Earnings (Loss) From
  Continuing Operations   $     23,865 $   (18,901)  $         -  $      4,964  $    (27,440) $   (9,987) $       -     $   (37,427)
                          ============ ============ ============= ============= ============= =========== ============= ============


Statement of Income
                                                                                      (In Thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                           Nine months Ended September 30, 2002              Nine months Ended September 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
                             Guarantor     KEDLI   Eliminations   Consolidated    Guarantor      KEDLI    Eliminations  Consolidated
Revenues                  $ 3,630,496  $  536,601  $         -  $   4,167,097 $   4,365,604  $    651,215   $       -    $5,016,819
Operating Expenses
Purchased Gas                 796,518     241,389            -      1,037,907     1,330,410       364,181           -     1,694,591
Fuel and purchased power      317,253           -            -        317,253       454,212             -           -       454,212
Operations and maintenance  1,493,880      37,514            -      1,531,394     1,504,442        40,357           -     1,544,799
Intercompany expense          (57,250)     57,250            -              -       (64,198)       64,198           -             -
Depreciation and
  amortization                333,228      47,530            -        380,758       364,177        24,502           -       388,679
Operating Taxes               241,848      62,228            -        304,076       269,775        67,959           -       337,734
                          ------------ ----------- ------------ -------------- ------------- ------------- ------------- -----------
Total Operating Expenses    3,125,477     445,911            -      3,571,388     3,858,818       561,197           -     4,420,015
                          ------------ ----------- ------------ -------------- ------------- ------------- ------------- -----------
Operating Income              505,019      90,690            -        595,709       506,786        90,018           -       596,804
Other Income and
  (Deductions)                 18,122       6,860      (16,081)         8,901         5,711         9,979     (15,374)          316
                          ------------ ----------- ------------ -------------- ------------- ------------- ------------- -----------
Income Before Interest
  Charges and Income Taxes    523,141      97,550      (16,081)       604,610       512,497        99,997     (15,374)      597,120

Interest Expense              192,500      46,175      (16,081)       222,594       234,233        45,108     (15,374)      263,967
Income Taxes                  110,466      22,783            -        133,249       139,094        17,790           -       156,884

                          ------------ ----------- ------------ -------------- ------------- ------------- ------------- -----------
Earnings (Loss) from
  Continuing Operations    $  220,175  $   28,592  $         -   $    248,767   $   139,170  $     37,099   $       -    $  176,269
                          ============ =========== ============ ============== ============= ============= ============= ===========

Balance Sheet                                                                                                    (In Thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                          September 30, 2002                                   December 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
ASSETS                        Guarantor     KEDLI     Eliminations  Consolidated   Guarantor    KEDLI     Eliminations  Consolidated

Current Assets
  Cash and temporary cash
    investments            $      53,925  $        -   $       -   $    53,925    $  159,252  $        -   $        -    $  159,252
  Accounts Receivable, net     1,198,151     131,409    (296,530)    1,033,030     1,540,082     233,013     (500,496)    1,272,599
  Other current assets           495,270     126,533           -       621,803       454,319     112,317            -       566,636
                           ---------------------------------------------------    --------------------------------------------------
                               1,747,346     257,942    (296,530)    1,708,758     2,153,653     345,330     (500,496)    1,998,487
                           ---------------------------------------------------    --------------------------------------------------
Assets Held for Disposal               -           -           -             -       191,055           -            -       191,055
Equity Investments               770,486           -    (532,862)      237,624       756,111           -     (532,862)      223,249
                           ---------------------------------------------------    --------------------------------------------------
Property
  Gas                          4,250,404   1,727,265           -     5,977,669     4,074,894   1,629,963            -     5,704,857
  Other                        4,674,349           -           -     4,674,349     4,231,262           -            -     4,231,262
  Accumulated depreciation
   and depletion              (3,285,338)   (314,145)          -    (3,599,483)   (3,035,788)   (294,400)           -    (3,330,188)
                           ---------------------------------------------------    --------------------------------------------------
                               5,639,415   1,413,120           -     7,052,535     5,270,368   1,335,563            -     6,605,931
                           ---------------------------------------------------    --------------------------------------------------

Deferred Charges               2,693,952     188,604           -     2,882,556     2,571,029     199,855            -     2,770,884
                           ---------------------------------------------------    --------------------------------------------------

Total Assets               $  10,851,199  $1,859,666  $ (829,392)  $11,881,473   $10,942,216  $1,880,748  $(1,033,358)  $11,789,606
                           ===================================================    ==================================================


LIABILITIES
AND CAPITALIZATION


Current Liabilities
  Accounts Payable
    and accrued expenses   $     805,704    $  45,729 $          -   $  851,433      975,873  $   115,557  $        -   $ 1,091,430
  Commercial Paper               529,228            -            -      529,228    1,048,450            -           -     1,048,450
  Other current
   liabilities                   182,690       76,723            -      259,413      220,985       23,844           -       244,829
                               -------------------------------------------------- --------------------------------------------------
                               1,517,622      122,452            -    1,640,074    2,245,308      139,401           -     2,384,709
                               -------------------------------------------------- --------------------------------------------------
Intercompany
  Accounts Payable                     -      120,626     (120,626)           -            -      324,592    (324,592)            -
                               -------------------------------------------------- --------------------------------------------------

Deferred Credits
   and Other Liabilities

  Deferred Income Tax            664,859      179,097            -      843,956      593,300       4,772            -       598,072

  Other deferred credits
     and liabilities             850,028       97,368            -      947,396      841,662     100,452            -       942,114
                               -------------------------------------------------- --------------------------------------------------
                               1,514,887      276,465            -    1,791,352    1,434,962     105,224            -     1,540,186
                               -------------------------------------------------- --------------------------------------------------

Capitalization
  Common shareholders'
        equity                 2,791,407     639,219      (532,862)   2,897,764     2,812,837     610,627    (532,862)    2,890,602
  Preferred stock                 83,849           -             -       83,849       84,077            -           -        84,077
  Long-term debt               4,735,109     700,904      (175,904)   5,260,109     4,172,649     700,904    (175,904)    4,697,649
                               -------------------------------------------------- --------------------------------------------------
Total Capitalization           7,610,365   1,340,123      (708,766)   8,241,722     7,069,563   1,311,531    (708,766)    7,672,328
                               -------------------------------------------------- --------------------------------------------------

Minority Interest
  in Subsidiary Companies        208,325           -             -      208,325       192,383           -           -       192,383
                               -------------------------------------------------- --------------------------------------------------
Total Liabilities
  and Capitalization         $10,851,199  $1,859,666  $   (829,392)  $11,881,473  $10,942,216  $1,880,748 $(1,033,358) $ 11,789,606
                               ================================================== ==================================================


Statement of Cash Flows                                                                                         (In Thousands)
------------------------------------------------------------------------------------ -----------------------------------------------
                                       Nine Months Ended September 30, 2002             Nine Months Ended September 30, 2001
------------------------------------------------------------------------------------ -----------------------------------------------
                                    Guarantor         KEDLI          Consolidated         Guarantor        KEDLI        Consolidated
----------------------------------------------- ----------------- ------------------ ---------------- ---------------- -------------
Operating Activities
Net Cash Provided by
   Operating Activities        $     492,665    $      292,173    $      784,838     $     614,227    $    63,240     $     677,467
                               ---------------- ----------------- ------------------ ---------------- ---------------- -------------
Investing Activities

Capital expenditures                (734,136)         (101,844)         (835,980)         (590,104)       (78,390)         (668,494)
Sale of Assets                       173,935                 -           173,935            18,458              -            18,458
Other                                      -                 -                 -              (356)             -              (356)
                               ---------------- ----------------- ------------------ ---------------- ---------------- -------------
Net Cash Used in
   Investing Activities            (560,201)          (101,844)         (662,045)         (572,002)       (78,390)         (650,392)
                               ---------------- ----------------- ------------------ ---------------- ---------------- -------------
Financing Activities

Issuance of Treasury Stock           67,308                  -            67,308            82,025              -            82,025
Issuance of long-term debt          515,774                  -           515,774           596,474        125,000           721,474
Payment of long-term debt           (99,845)                 -           (99,845)         (168,937)             -          (168,937)
Payment of commercial paper        (519,222)                 -          (519,222)         (410,307)             -          (410,307)
Preferred stock dividends paid       (4,287)                 -            (4,287)           (4,425)             -            (4,425)
Common stock dividends paid        (187,857)                 -          (187,857)         (184,052)             -          (184,052)
Net intercompany accounts
  payable                           190,329           (190,329)                -           109,850       (109,850)                -
Other                                     9                  -                 9             1,496              -             1,496
                               ---------------- ----------------- ------------------ ---------------- ---------------- -------------

Net Cash Provided by
   (Used in) Financing
     Activities                 $   (37,791)    $     (190,329)   $     (228,120)     $     22,124    $    15,150      $     37,274
                               ---------------- ----------------- ------------------ ---------------- ---------------- -------------
Net Increase in Cash and
   Cash Equivalents             $  (105,327)    $            -    $     (105,327)     $     64,349    $         -      $     64,349
                               ================ ================= ================== ================ ================ =============
Cash and Cash Equivalents at
   Beginning of Period          $   159,252     $            -    $      159,252      $     83,329    $         -      $     83,329
                               ---------------- ----------------- ------------------ ---------------- ---------------- -------------
Cash and Cash Equivalents at
   End of Period                $    53,925     $            -    $       53,925      $    147,678    $         -      $    147,678
                               ================ ================= ================== ================ ================ =============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Review of Results
------------------------------

The following is a summary of transactions affecting comparative earnings and a discussion of material changes in revenues and expenses during the three and nine months ended September 30, 2002, compared to the three and nine months ended September 30, 2001. Capitalized terms used in the following discussion, but not otherwise defined, have the same meaning as when used in the Notes to the Consolidated Financial Statements included under Item 1. References to "KeySpan", "we", "us", and "our" mean KeySpan Corporation, together with its consolidated subsidiaries.

Consolidated earnings from continuing operations for the three months ended September 30, 2002 were $5.0 million compared to a loss of $37.4 million for the same period last year. Consolidated earnings from continuing operations for the nine months ended September 30, 2002 were $248.8 million compared to $176.3 million for the corresponding period last year. Earnings available for common stock, which includes preferred stock dividends, as well as discontinued operations as discussed below, were $3.6 million, or $0.03 per share for the three months ended September 30, 2002 compared to a loss of $36.6 million, or $0.26 per share for the same quarter last year. Earnings available for common stock for the nine months ended September 30, 2002 were $224.8 million, or $1.60 per share compared to $178.7 million, or $1.30 per share for the same period last year. Diluted earnings per share were $0.02 and $1.58 for the three and nine months ended September 30, 2002, respectively. Diluted earnings per share were $1.28 for the nine months ended September 30, 2001. Basic and diluted earnings per share were the same for the three months ended September 30, 2001.

Average common shares outstanding for the nine months ended September 30, 2002 increased by 2.2% compared to the same period last year reflecting the re-issuance of shares held in treasury pursuant to dividend reinvestment and employee benefit plans. This increase in average common shares outstanding reduced earnings per share for the nine months ended September 30, 2002, by $0.03 compared to the corresponding period in 2001.

On January 24, 2002, we announced that we had entered into an agreement to sell Midland Enterprises LLC ("Midland"), KeySpan's inland marine barge business. In anticipation of this divestiture, which closed on July 2, 2002, Midland's operations have been reported as discontinued for 2002 and 2001. (See KeySpan's Annual Report on Form 10K for the year ended December 31, 2001 Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations", as well as Note 10 to those Consolidated Financial Statements "Discontinued Operations".) In the fourth quarter of 2001, an estimated loss on the sale of Midland, as well as an estimate for Midland's results of operations for the first six months of 2002 was recorded. During the second quarter of 2002, an additional after-tax loss of $19.7 million was recorded, primarily reflecting a provision for certain city and state taxes that resulted from a change in the tax structuring strategy for this transaction. (See Note 9 to the Consolidated Financial Statements "Discontinued Operations" for further disclosures on the sale of Midland.)

As discussed in more detail below, results from operations for the quarter and nine months ended September 30, 2002 compared to the comparable periods last year were principally impacted by the following factors: (i) losses incurred in 2001 by one of our unregulated subsidiaries; (ii) a reversal, in 2001, of a previously recorded loss provision relating to a class action settlement; (iii) the discontinuation of goodwill amortization in 2002; (iv) a significant decrease in interest expense; and (v) a significant decrease in natural gas prices, which reduced comparative earnings associated with gas exploration and production operations.

In 2001, we discontinued the general contracting activities related to the former Roy Kay companies, with the exception of work to be completed on existing contracts, based upon our view that the general contracting business was not a core competency of these companies. Losses incurred by the former Roy Kay companies for the three and nine months ended September 30, 2001 were $56.6 million after-tax, or $0.41 per share and $92.2 million after-tax, or $0.67 per share, respectively. (See KeySpan's Annual Report on Form 10K for the year ended December 31, 2001 Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 11 to those Consolidated Financial Statements "Roy Kay Operations" for a more detailed discussion.) We are in the process of completing the contracts entered into by the former Roy Kay companies and, for the three and nine months ended September 30, 2002, we incurred after-tax losses of $3.6 million and $6.4 million, respectively, reflecting increases in the estimates of and costs to complete these contracts and general and administrative expenses.

Included in results of operations for the three and nine months ended September 30, 2001, is the reversal of a previously recorded loss provision regarding certain rate refund issues relating to the 1989 RICO class action settlement. This adjustment was due to the favorable United States Court of Appeals ruling received in September 2001 and resulted in a positive after-tax adjustment to earnings of $20.1 million, or $0.15 per share. This adjustment, which was recorded at our holding company level, has been reflected as a $22.0 million reduction to Operations and Maintenance expense and a reduction of $11.5 million to Interest expense on the September 30, 2001 Consolidated Statement of Income. (See KeySpan's Annual Report on Form 10K for the year ended December 31, 2001
Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 12 to those Consolidated Financial Statements "Class Action Settlement" for a more detailed discussion.)

In January 2002, we adopted Statement of Financial Accounting Standard ("SFAS") 142 "Goodwill and Other Intangible Assets". The key requirements of this Statement include the discontinuance of goodwill amortization, a revised framework for testing goodwill impairment and new criteria for the identification of intangible assets. Consolidated goodwill amortization for the three and nine months ended September 30, 2001 was $12.0 million, or $0.09 per share, and $36.9 million, or $0.27 per share, respectively.

Interest expense, excluding the $11.5 million adjustment recorded in September 2001 for the RICO class action settlement previously mentioned, decreased by $10.3 million ($6.7 million after-tax), or $0.05 per share and $52.9 million

($34.4 million after-tax) or $0.24 per share, for the three and nine months ended September 30, 2002, respectively. The weighted average interest rate on outstanding commercial paper during the nine months ended September 30, 2002 was approximately 2.05% compared to approximately 5.20% for the corresponding period last year. Further, KeySpan had a number of interest rate swap agreements which effectively converted fixed rate debt to floating rate debt. The use of these derivative instruments reduced interest expense by $30.5 million during the nine months ended September 30, 2002. (See Note 6 to the Consolidated Financial
Statements "Derivative Financial Instruments" for a description of these instruments.)

For the three and nine months ended September 30, 2002, net income from gas exploration and production operations decreased by $4.2 million, or $0.03 per share and by $43.1 million, or $0.32 per share, respectively compared to the corresponding periods last year. The gas exploration and production subsidiaries were adversely impacted by significantly lower realized gas prices during the nine months ended September 30, 2002 compared to the same period in 2001.

Income tax expense generally reflects the level of pre-tax income for all periods reported. Income tax expense also reflects tax benefits of $11.9 million recognized during the nine months ended September 30, 2002, resulting from the favorable resolution of certain outstanding tax issues related to the KeySpan / Long Island Lighting Company ("LILCO") merger completed in May 1998. For the three and nine months ended September 30, 2002, income tax expense also reflects the beneficial effect of a change in federal income tax regulation. Beginning in 2002, certain costs associated with employee deferred compensation plans are now tax-deductible for federal income tax purposes. These costs, however, can not be expensed for "book" purposes, resulting in a permanent book-to-tax difference. Further, during the first quarter of 2002, an adjustment to deferred income taxes of $177.7 million was recorded to reflect a decrease in the tax basis of the assets acquired at the time of the KeySpan / LILCO merger. This adjustment resulted from a revised valuation study and the preparation of an amended tax return. Concurrent with the deferred tax adjustment, KeySpan reduced current income taxes payable by $183.2 million, resulting in a net $5.5 million income tax benefit. In addition, goodwill amortization recorded in 2001 was not tax deductible, also impacting comparative income tax expense.

Earnings before interest and taxes ("EBIT") increased by $36.5 million and $7.5 million for the three and nine months ended September 30, 2002, respectively compared to the corresponding periods last year. Comparative EBIT results were impacted by the items mentioned above, namely (i) EBIT losses of $72.6 million and $133.7 million incurred by the Roy Kay companies for the three and nine months ended September 30, 2001, respectively; (ii) the reversal of a previously recorded loss provision relating to a class action settlement of $22.0 million;
(iii) the discontinuation of goodwill amortization in 2002 of $12.0 million and $36.9 million for the three and nine months ended September 30, 2001, respectively; and (iv) decreases in comparative EBIT results associated with gas exploration and production subsidiaries of $5.5 million and $75.7 million for the three and nine months ended September 30, 2002, respectively. The remaining decrease in EBIT from core operations for the three and nine months ended September 30, 2002 compared to last year, primarily reflects lower EBIT from the Gas Distribution and Energy Services segments. See "Review of Operating Segments" and Note 2 to the Consolidated Financial Statements "Business
Segments" for a detailed discussion of EBIT results for each of our lines of business.

We are reaffirming our earnings guidance of $2.60 to $2.75 per share, which includes earnings from continuing core operations (defined for this purpose as all continuing operations other than gas exploration and production, less preferred stock dividends) of approximately $2.40 to $2.45 per share and earnings from gas exploration and production operations of approximately $0.20 - $0.30 per share. The earnings forecast may vary significantly during the year due to, among other things, changing market conditions, especially fluctuations in natural gas and electricity prices, which remain volatile. It should be noted that, starting in 2003, KeySpan will begin expensing stock options granted to its employees in order to reflect all prospective compensation costs in earnings. Based on current estimates, expensing stock options is not expected to have a significant impact on results of operations in 2003.

Consolidated earnings are seasonal in nature due to the significant contribution to earnings of our gas distribution operations. As a result, we expect to earn approximately 60%, and 30% to 35% of our annual earnings in the first and fourth quarters of our fiscal year, respectively and breakeven or marginally profitable earnings are anticipated to be achieved in the second and third quarters of our fiscal year.

Review of Operating Segments
----------------------------

The following discussion of financial results achieved by our operating segments is presented on an EBIT basis. We use EBIT measures in our financial and business planning process to provide a reasonable assurance that our financial forecasts will provide, among other things, (i) shareholders with a competitive return on their investment, (ii) adequate earnings to service debt; and (iii) adequate interest coverage to maintain or improve our credit ratings. Information concerning EBIT is presented as a measure of those financial results. EBIT should not be construed as an alternative to net income or cash flow from operating activities as determined by Generally Accepted Accounting Principles.

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


                                                                        (In Thousands )
   ------------------------------------------- ------------------- -------------------- ------------------- --------------------
                                                  Three Months         Three Months          Nine Months            Nine Months
                                                     Ended                Ended                 Ended                  Ended
                                                  September 30,       September 30,          September 30,         September 30,
                                                      2002                2001                    2002                  2001
   ------------------------------------------- ------------------- -------------------- ------------------- --------------------
   Revenues                                             $ 337,785           $  346,703         $ 2,082,577          $ 2,721,032
   Purchased gas for resale                               130,698              144,279             980,638            1,578,074
   Revenue taxes                                           10,597               12,199              67,055               89,841
   ------------------------------------------- ------------------- -------------------- ------------------- --------------------
   Net Revenues                                           196,490              190,225           1,034,884            1,053,117
   ------------------------------------------- ------------------- -------------------- ------------------- --------------------
   Operating expenses
     Operations and maintenance                           147,023              125,276             445,330              442,504
     Depreciation and amortization                         56,174               60,341             177,312              191,677
     Operating taxes                                       35,375               38,331             103,023              112,469
   ------------------------------------------- ------------------- -------------------- ------------------- --------------------
   Total Operating Expenses                               238,572              223,948             725,665              746,650
   ------------------------------------------- ------------------- -------------------- ------------------- --------------------
   Operating Income                                       (42,082)             (33,723)            309,219              306,467
   Other Income and (Deductions)                            3,204                2,714              10,797               12,129
   ------------------------------------------- ------------------- -------------------- ------------------- --------------------
   Earnings Before Interest and Taxes                  $  (38,878)           $ (31,009)          $ 320,016           $  318,596
   ------------------------------------------- ------------------- -------------------- ------------------- --------------------
   Firm gas sales (MDTH)                                   23,132               23,095             171,797              186,427
   Firm transportation (MDTH)                              22,429               20,330              65,924               76,818
   Transportation - Electric
         Generation   (MDTH)                               27,709               29,341              54,250               45,473
   Other sales (MDTH)                                      32,157               26,356              93,571               75,190
   Warmer than normal -  New York                             N/A                  N/A               15.0%                 2.0%
   Warmer (Colder) than normal - New  England                 N/A                  N/A               10.1%                (2.3%)
   ------------------------------------------- ------------------- -------------------- ------------------- --------------------

An MDTH is 10,000 therms (British Thermal Units) and reflects the heating content of approximately one million cubic feet of gas. A therm reflects the heating content of approximately 100 cubic feet of gas. One billion cubic feet
(BCF) of gas equals approximately 1,000 MDTH.

Net Revenues

Net gas revenues (revenues less the cost of gas sold and associated revenue taxes) associated with both the New York and New England based gas distribution operations were adversely impacted by the significantly warmer than normal weather experienced throughout the Northeastern United States during the past winter heating season. Based on heating degree days, weather for the nine months ended September 30, 2002 was approximately 10% - 15% warmer than normal, and approximately 14% warmer than last year in the New York and New England service territories. The significantly warmer than normal weather resulted in a decrease of $18.2 million, or 2%, in net gas revenues for the nine months ended September 30, 2002, compared to the corresponding period last year.

KEDNY and KEDLI each operate under utility tariffs that contain a weather normalization adjustment that largely offsets variations in firm net revenues due to fluctuations in weather. These weather normalization adjustments resulted in a $33.4 million benefit to net gas revenues in 2002. Nevertheless, net revenues from firm gas customers (residential, commercial and industrial customers) in our New York service territory decreased by $16.9 million for the nine months ended September 30, 2002 compared to the same period last year. The decrease in net revenues resulted from declining usage per customer due to the extremely warm weather and the use of more efficient gas heating equipment offset, in part, by the benefits from conversions to natural gas and $7.9 million of rate incentives and recoveries.

Net revenues from firm gas customers in the New England service territory decreased by $1.8 million for the nine months ended September 30, 2002, compared to the same period last year, also due to the extremely warm weather. The New England based gas distribution subsidiaries do not have a weather normalization adjustment. Included in net revenues for the nine months ended September 30, 2002 are base rate adjustments totaling $8.9 million associated with Boston Gas Company's Performance Based Rate Plan ("PBR"). The largest component of this adjustment reflects the beneficial effect of a favorable ruling of the Massachusetts Supreme Judicial Court relating to the "accumulated inefficiencies" component of the productivity factor in the PBR. The court found that the "accumulated inefficiencies" component imposed by the Massachusetts Department of Telecommunications and Energy, was not supportable. This ruling resulted in a benefit to comparative net margins of $5.6 million. (See KeySpan's Annual Report on Form 10K for the year ended December 31, 2001, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulation and Rate Matters".)

Firm gas distribution rates in 2002, excluding gas cost recoveries, have remained substantially unchanged from last year in all of our service territories. To mitigate, to some extent, the effect of fluctuations in normal weather patterns on KEDNE's financial position and cash flows, weather derivatives are in place for the 2002/2003 winter heating season. See Note 6 to the Consolidated Financial Statement "Derivative Financial Instruments" for further information.

In our large-volume heating and other interruptible (non-firm) markets, which include large apartment houses, government buildings and schools, gas service is provided under rates that are established to compete with prices of alternative fuel, including No. 2 and No. 6 grade heating oil. Net margins realized from these customers for the nine months ended September 30, 2002 are comparable to such margins realized last year. The majority of these margins earned by KEDNE and KEDLI are returned to firm customers as an offset to gas costs.

We are committed to our expansion strategies initiated during the past few years. We believe that significant growth opportunities exist on Long Island and in the New England service territories. We estimate that on Long Island approximately 35% of the residential and multi-family markets, and approximately 55% of the commercial market currently use natural gas for space heating. Further, we estimate that in the New England service territories approximately 50% of the residential and multi-family markets, and approximately 45% of the commercial market currently use natural gas for space heating purposes. We will continue to seek growth in all our market segments, through the expansion of the gas distribution system, as well as through the conversion of residential homes from oil-to-gas for space heating purposes and the pursuit of opportunities to grow multi-family, industrial and commercial markets.

Sales, Transportation and Other Quantities

Firm gas sales and transportation quantities decreased by 10% during the nine months ended September 30, 2002, compared to the same period in 2001 due to the extremely warm weather and declining usage per customer in all our service territories. Net revenues are not affected by customers choosing to purchase their gas supply from other sources, since delivery rates charged to transportation customers generally are the same as the delivery component of rates charged to full sales service customers.

Transportation   quantities   related  to   electric   generation   reflect  the
transportation of gas to KeySpan's electric generating facilities located on Long Island. Net revenues from these services are not material.

Other sales quantities include on-system interruptible quantities, off-system sales quantities (sales made to customers outside of our service territories) and related transportation. We have an agreement with Coral Resources, L.P. ("Coral"), a subsidiary of Shell Oil Company, under which Coral assists in the origination, structuring, valuation and execution of energy-related transactions on behalf of KEDNY and KEDLI. We also had a portfolio management contract with El Paso Energy Marketing, Inc. ("El Paso"), under which El Paso provided all of the city gate supply requirements at market prices and managed certain upstream capacity, underground storage and term supply contracts for KEDNE. Our agreement with El Paso expired on October 31, 2002 and our agreement with Coral expires on March 31, 2003. We have negotiated a new agreement with Entergy-Koch to replace the expired El Paso agreement. The new agreement with Entergy-Koch begins on November 1, 2002 and extends through March 31, 2003.

Purchased Gas for Resale

The decrease in gas costs for the nine months ended September 30, 2002 of $597.4 million, or 38% reflects a decrease of 34% in the price per decatherm of gas purchased, and a 10% reduction in the quantity of gas purchased, as a result of the extremely warm winter. Fluctuations in utility gas costs associated with firm gas customers have no impact on operating results. The current gas rate structure of each of our gas distribution utilities includes a gas adjustment clause, pursuant to which variations between actual gas costs incurred and gas cost recoveries are deferred and refunded to or collected from customers in a subsequent period.

Operating Expenses

Operating expenses increased by $14.6 million, or 7%, in the third quarter of 2002 compared to the same period last year. For the nine months ended September 30, 2002, operating expenses decreased by $21.0 million or 3% compared to the corresponding period last year. Comparative operating expenses were significantly impacted by the discontinuation of goodwill amortization. In January 2002, we adopted Statement of Accounting Standard ("SFAS") 142 "Goodwill and Other Intangible Assets"). Goodwill amortization in the gas distribution segment for the three and nine months ended September 30, 2001 was $8.9 million and $26.6 million, respectively. Goodwill amortization for the twelve months ended December 31, 2001 was $35.6 million. Excluding the effects of goodwill amortization, operating expenses increased by $23.5 million and by $5.6 million for the quarter and period ended September 30, 2002, respectively, compared to the corresponding periods last year.

The increase in operating expense for both the quarter and nine months ended September 30, 2002, is partly attributable to the timing of certain operations and maintenance costs, as well as, an increase in pension and other postretirement benefits. The cost of these benefits has increased due to a reduction in the return on plan assets, as well as an increase in actual health care costs. Further, depreciation expense, excluding 2001 goodwill amortization, has also increased as a result of the continued expansion of the gas distribution system.

Offsetting, to some extent, the increases in expenses noted above is a favorable $7.4 million adjustment to operating taxes recorded in the second quarter of 2002 related to the reversal of excess tax reserves established for the KeySpan / LILCO merger and subsequent re-organization in May 1998. Further, we are currently realizing cost saving synergies as a result of early retirement and severance programs implemented in the fourth quarter of 2000. The early retirement portion of the program was completed in 2000, but the severance feature will continue through 2002

Other Matters

To take advantage of the anticipated gas sales growth opportunities in the New York City metropolitan area, in 2000 we formed the Islander East Pipeline, LLC, a limited liability company in which a KeySpan subsidiary and a subsidiary of Duke Energy Corporation each own a 50% equity interest. In the third quarter of 2002, Islander East Pipeline, LLC received a certificate of public convenience and necessity from the Federal Energy Regulatory Commission ("FERC") to construct, own and operate a natural gas pipeline facility consisting of approximately 50 miles of interstate natural gas pipeline extending from Algonquin Gas Transmission Company's facilities in Connecticut, across the Long Island Sound and connecting with KEDLI's facilities on Long Island.

Subsequent to the timely receipt of approvals from the State of Connecticut, the Islander East Pipeline is expected to begin operating in late 2003 and will transport 260,000 dth daily to the Long Island and New York City energy markets, enough fuel to heat 600,000 homes, as well as allow us to further diversify the geographic sources of our gas supply. We are currently evaluating various options for the financing of this pipeline. (See the discussion under "Capital Expenditures and Financing" for more information on our financing plans for the remainder of 2002.)

Electric Services

The Electric Services segment primarily consists of subsidiaries that own and operate oil and gas fired electric generating plants in Queens (the Ravenswood facility) and Long Island and, through long-term contracts, manage the electric transmission and distribution ("T&D") system, the fuel and electric purchases, and the off-system electric sales for the Long Island Power Authority ("LIPA").

Selected financial data for the Electric Services segment is set forth in the table below for the periods indicated.

                                                                                                (In Thousands)
   ------------------------------------------ -------------------- ------------------- -------------------- -------------------
                                                 Three Months        Three Months           Nine Months           Nine Months
                                                    Ended                 Ended                Ended                  Ended
                                                September 30,         September 30,        September 30,         September 30,
                                                    2002                  2001                  2002                  2001
   ------------------------------------------ -------------------- ------------------- -------------------- -------------------
    Revenues                                          $   414,893          $  387,906         $  1,084,384         $ 1,089,231
    Purchased fuel                                        101,572              87,401              216,712             241,055
   ------------------------------------------ -------------------- ------------------- -------------------- -------------------
   Net Revenues                                           313,321             300,505              867,672             848,176
   ------------------------------------------ -------------------- ------------------- -------------------- -------------------
   Operating expenses
     Operations and maintenance                           149,682             153,881              481,732             465,787
     Depreciation                                          16,176              13,200               43,835              38,490
     Operating taxes                                       40,809              38,931              114,449             120,600
   ------------------------------------------ -------------------- ------------------- -------------------- -------------------
   Total Operating Expenses                               206,667             206,012              640,016             624,877
   ------------------------------------------ -------------------- ------------------- -------------------- -------------------
   Operating Income                                       106,654              94,493              227,656             223,299
   Other Income and (Deductions)                            6,624               2,026               15,995               6,526
   ------------------------------------------ -------------------- ------------------- -------------------- -------------------
   Earnings Before Interest and Taxes                 $   113,278           $  96,519           $  243,651          $  229,825
   ------------------------------------------ -------------------- ------------------- -------------------- -------------------
   Electric sales (MWH)*                                2,175,937           1,869,712            4,392,915           4,185,332
   Cooling Degree Days                                      1,094                 947                1,434               1,338
   Capacity (MW)*                                           2,200               2,200                2,200               2,200
   ------------------------------------------ -------------------- ------------------- -------------------- -------------------

                *Reflects the operations of the Ravenswood facility only.

Net Revenues

Total electric net revenues increased by $12.8 million, or 4% and $19.5 million, or 2% for the three and nine months ended September 30, 2002, compared to the same periods in 2001. Net revenues for the quarter and period ended September 30, 2002, reflect revenues of $8.1 million and $9.4 million, respectively from our new Glenwood Landing and Port Jefferson electric generating facilities located on Long Island. The Glenwood facility was placed in service on June 1, 2002, while the Port Jefferson facility was placed in service on July 1, 2002.

These facilities add a combined 158 MW of generating capacity to KeySpan's electric portfolio. The capacity of and energy produced by these facilities are dedicated to LIPA under 25 year contracts. Net revenues from the LIPA service agreements and the Ravenswood facility for the quarter ended September 30, 2002, remained relatively flat compared to the third quarter of last year. For the nine months ended September 30, 2002, higher comparative net revenues from the LIPA service agreements were mostly offset by lower comparative net revenues from the Ravenswood facility.


Net revenues from the LIPA service agreements increased by $4.4 million, or 2%, and by $36.5 million or 6% for the quarter and nine months ended September 30, 2002, respectively, compared to the same periods last year. Included in revenues for 2002, are billings to LIPA for certain third party costs that were significantly higher than such billings last year. These revenues have no impact on earnings since we record a similar amount of costs in operating expense. Excluding these third party billings, revenues for the quarter and nine months ended September 30, 2002 associated with the LIPA service agreements were comparable to such revenues during the same period last year.

Net revenues from the Ravenswood facility were flat for the third quarter of 2002 compared to the same period in 2001. Higher net revenues from the sale of energy were entirely offset by lower capacity sales. While "spark-spread" (the selling price of electricity less the cost of fuel) remained relatively constant for the third quarter of 2002 compared to the same period last year, energy sales benefited from a 16% increase in megawatt hours sold as a result of the hot weather experienced during the summer. Measured in cooling degree days, weather during the peak summer months of July through September 2002, was approximately 16% warmer compared to last year.

Net revenues from the Ravenswood facility were $26.4 million, or 9%, lower during the nine months ended September 30, 2002, compared to the same period in 2001. Net revenues from capacity sales decreased 18% compared to last year, while margins associated with the sale of electric energy were 5% higher than last year. Comparative energy sales benefited from a 5% increase in the megawatt hours sold as a result of the hot summer weather offset, in part, by a reduction in "spark-spread". Measured in cooling degree days, weather during the nine months ended September 30, 2002, was approximately 7% warmer than the same period last year.

The decrease in comparative net revenues from capacity sales for both the quarter and nine months ended September 30, 2002, was due, in part, to more competitive pricing by the electric generators that bid into the New York
Independent System Operator ("NYISO") energy market and a revised methodology employed by the NYISO to assess the available supply of and demand for installed capacity. However, in September 2002, the NYISO recognized a calculation flaw in its revised methodology. This flaw resulted in insufficient capacity being procured by the market, as well as a reliability concern. Prior to the recent 2002/2003 winter auction the NYISO corrected the calculation methodology to ensure sufficient capacity is procured. Elimination of the flaw will ensure compliance with New York State Reliability Rules. The Ravenswood facility and the NYISO energy market should benefit from this correction since, as a result, load serving entities, such as electric utilities, should procure sufficient capacity to maintain reliability for customers. Further, the correction addresses the lack of an appropriate price signal necessary to encourage greatly needed new supply.

The rules and regulations for capacity, energy sales and the sale of certain ancillary services to the NYISO energy markets are still evolving and the FERC has adopted several price mitigation measures that have adversely impacted comparative earnings from the Ravenswood facility. Certain of these mitigation measures are still subject to rehearing and possible judicial review. The final resolution of these issues and their effect on our financial position, results of operations and cash flows can not fully be determined at this time. (See KeySpan's Annual Report on Form 10K, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, as well as Item 3. of this Form 10Q for a further discussion of these matters.)

Operating Expenses

Operating expenses for the quarter of 2002, remained consistent with the prior year. Lower operating and maintenance costs were offset by slightly higher depreciation and operating taxes. During the third quarter of 2002, we settled certain outstanding issues with LIPA and Consolidated Edison that resulted in a $13.0 million decrease to operating expenses. Partially offsetting these favorable settlements, was an increase in third party costs. As previously mentioned, these costs are fully recovered from LIPA. Operating expenses for the nine months ended September 30, 2002 increased by $15.1 million, or 2% primarily as a result of third party costs offset, in part, by the beneficial impact of settlements previously mentioned.

Other Income and Deductions

The increase of $4.6 million and $9.5 million in Other Income is due primarily to inter-company interest income earned by subsidiaries within the Electric Services segment. For the most part, the various subsidiaries of KeySpan do not maintain separate cash balances. Rather, liquid assets are maintained in a money pool, from and to which subsidiaries can either borrow or lend. Inter-company interest expense is charged to "borrowers", while inter-company interest income is earned by "lenders". During the three and nine months ended September 30, 2002, the subsidiaries within the Electric Services segment have been net "lenders" to the money pool and, accordingly, have reflected inter-company interest income. Interest rates associated with money pool borrowings are generally the same as KeySpan's short-term borrowing rate. All inter-company interest income and expense is eliminated for consolidated financial reporting purposes.

Other Matters

As previously mentioned, both the Glenwood Landing and Port Jefferson electric generating facilities are fully operational. Short-term financing was used for the construction of these facilities, but various financing options to permanently finance these facilities are being explored. (See the discussion under "Capital Expenditures and Financing" for more information on our financing plans for 2002.) Further, construction has begun on a new 250 MW combined cycle generating facility at the Ravenswood facility site. The new facility is expected to commence operations in late 2003. The capacity and energy produced from this plant are anticipated to be sold into the NYISO energy markets. We are also progressing through the siting process before the New York State Board on Electric Generation Siting and the Environment with a proposal to build a similar 250 MW combined cycle electric generating facility on Long Island.

Under the Generation Purchase Right Agreement ("GPRA"), LIPA had the right for a one-year period, beginning on May 28, 2001, to acquire all of our Long Island based generating assets formerly owned by LILCO at fair market value at the time of the exercise of such right. By agreement dated March 29, 2002, LIPA and KeySpan amended the GPRA to provide for a new six month option period ending on May 28, 2005. The other terms of the option reflected in the GPRA remain unchanged.

In return for providing LIPA an extension of the GPRA, KeySpan and LIPA have agreed to an extension for 31 months of the Management Services Agreement under which KeySpan manages the day-to-day operations, maintenance and capital improvements of LIPA's transmission and distribution system. The extension has received the required governmental approvals.

The extensions are the result of a new initiative established by LIPA to work with KeySpan and others to review Long Island's long-term energy needs. LIPA and KeySpan will jointly analyze new energy supply options including re-powering existing plants, renewable energy technologies, distributed generation, conservation initiatives and retail competition. The extension allows both LIPA and KeySpan to explore alternatives to the GPRA including re-powering existing facilities, the sale of some or all of KeySpan's plants (formerly owned by LILCO) to LIPA, or the sale of some or all of these plants to other private operators.

Energy Services

The Energy Services segment primarily includes companies that provide services through three lines of business to clients located within the New York City metropolitan area, including New Jersey and Connecticut, as well as in Rhode Island, Pennsylvania, Massachusetts and New Hampshire. The lines of business are Home Energy Services, Business Solutions, and Fiber Optic Services.

The table below highlights selected financial information for the Energy Services segment.

                                                                                                                 (In Thousands)
   ------------------------------------------ -------------------- -------------------- ------------------- --------------------
                                              Three Months Ended   Three Months Ended   Nine Months Ended    Nine Months Ended
                                              September 30, 2002   September 30, 2001   September 30, 2002  September 30, 2001
   ------------------------------------------ -------------------- -------------------- ------------------- --------------------
   Revenues                                            $  217,104           $  263,047          $  687,975           $  814,911
   Less: cost of gas and fuel                              45,809               81,768             157,694              326,943
   ------------------------------------------ -------------------- -------------------- ------------------- --------------------
   Net revenues                                           171,295              181,279             530,281              487,968
   Other operating expenses                               176,129              251,174             555,337              622,033
   ------------------------------------------ -------------------- -------------------- ------------------- --------------------
   Operating  Loss                                         (4,834)             (69,895)            (25,056)            (134,065)
   Other Income and (Deductions)                              379                  301               1,155                1,052
   ------------------------------------------ -------------------- -------------------- ------------------- --------------------
   Loss Before Interest and Taxes                     $    (4,455)          $  (69,594)         $  (23,901)          $ (133,013)
   ------------------------------------------ -------------------- -------------------- ------------------- --------------------

Comparative EBIT results for the three and nine months ended September 30, 2002 compared to the comparable periods last year were significantly impacted by losses incurred by one of our subsidiaries. In 2001, we discontinued the general contracting activities related to the former Roy Kay companies, with the exception of completion of work on then existing contracts, based upon our view that the general contracting business is not a core competency of these companies. (See KeySpan's Annual Report on Form 10K for the year ended December 31, 2001 Item 7 "Management's Discussion of Financial Condition and Results of Operations" and Note 11 to those Consolidated Financial Statements "Roy Kay Operation" for a more detailed discussion.) For the three and nine months ended September 30, 2001, we incurred EBIT losses of $72.6 million and $133.7 million, respectively, associated with the operations of the former Roy Kay companies. We are completing the contracts entered into by the former Roy Kay companies and, for the three and nine months ended September 30, 2002, we incurred EBIT losses of $4.9 million and $8.2 million, reflecting increases in the estimates of and costs to complete these contracts, and general and administrative expenses.

Excluding the results of the former Roy Kay companies, the Energy Services segment reflected a decrease in EBIT of $2.5 million and $16.4 million for the three and nine months ended September 30, 2002, respectively compared to the corresponding periods last year. Revenues, excluding the Roy Kay companies, decreased by $29.9 million and $174.0 million for the three and nine months ended September 30, 2002, respectively, while the cost of fuel decreased by $36.0 million and $169.3 million during the same time periods. These declines, which for the most part offset each other, reflect the operations of our gas and electric marketing subsidiary. Beginning in 2002, this subsidiary focused its marketing efforts on higher net margin customers and as a result has substantially decreased its customer base.

EBIT results for the Business Solutions group of companies, which provide mechanical contracting, plumbing, engineering and consulting services to commercial, institutional, and industrial customers, improved by $7.1 million and $6.3 million for the three and nine months ended September 30, 2002, respectively compared to the same periods last year. These increases reflect additional volume and the timing of completion of certain contracts.

Offsetting  these  increases  in EBIT are  decreases  of $7.3  million and $21.4 million associated with the Home Energy Services group of companies. These companies provide residential and small commercial customers with service and maintenance of appliances, as well as, the retail marketing of natural gas and electricity. The following factors contributed to the decreases in EBIT from Home Energy Services: (i) the continued adverse impact of the down-turn in the economy; (ii) cancellation of appliance service contracts; (iii) costs associated with the closing of a service center; and (iv) an increase in the reserve for bad debts. Comparative EBIT results in 2002 benefited from the elimination of goodwill amortization, which for the three and nine months ended September 30, 2001 amounted to $1.8 million and $5.8 million, respectively.

We are currently re-aligning / combining a number of our service centers in this segment in order to reduce operating and general and administrative costs and realize synergy savings.

Energy Investments

The Energy Investment segment consists of gas exploration and production operations as well as certain other domestic and international energy-related investments. Our gas exploration and production subsidiaries are engaged in gas and oil exploration and production, and the development and acquisition of domestic natural gas and oil properties. These investments consist of a 67% equity interest in Houston Exploration, as well as a wholly-owned subsidiary, KeySpan Exploration and Production, LLC. In line with our stated strategy of exploring the monetization or diversiture of certain non-core assets, in October 2002, we monetized a portion of our assets in the joint venture drilling program with Houston Exploration that was created in 1999. We received $26.5 million in cash from Houston Exploration for 18.6 Bcfe of estimated proved and probable reserves. The proceeds will be used to pay down short-term debt; there was no earnings impact from this transaction.

This segment also consists of KeySpan Canada; a 20% interest in the Iroquois Gas Transmission System LP ("Iroquois"); and a 50% interest in the Premier Transmission Pipeline and a 24.5% interest in Phoenix Natural Gas.

Selected financial data and operating statistics for gas exploration and production activities are set forth in the following table for the periods indicated.

                                                                                (In Thousands)
   ---------------------------------------------- ------------------- -------------------- -------------------- -------------------

                                                  Three Months Ended  Three Months Ended    Nine Months Ended   Nine Months Ended
                                                  September 30, 2002  September 30, 2001   September 30, 2002   September 30, 2001
   ---------------------------------------------- ------------------- -------------------- -------------------- -------------------
   Revenues                                                $  86,464           $   82,362           $  249,452          $  318,093
   Depletion and amortization expense                         44,880               35,697              130,766             102,749
   Other operating expenses                                   15,230               12,471               43,053              44,915
   ---------------------------------------------- ------------------- -------------------- -------------------- -------------------
   Operating Income                                           26,354               34,194               75,633             170,429
   Other Income and (Deductions)*                             (5,079)              (7,407)             (15,091)            (34,169)
   ---------------------------------------------- ------------------- -------------------- -------------------- -------------------
   Earnings Before Interest and Taxes*                     $  21,275           $   26,787           $   60,542          $  136,260
   --------------------------------------------- ------------------- -------------------- -------------------- -------------------
   Natural gas and oil production (Mmcf)                      26,913               23,265               79,641              69,947
   Natural gas price (per Mcf) realized                       $ 3.14               $ 3.50               $ 3.08              $ 4.53
   Natural gas price  (per Mcf) unhedged                      $ 3.00               $ 2.72               $ 2.80              $ 4.71
   Proved reserves at year-end (BCFe)                            647                  593                  647                 593
   ---------------------------------------------- ------------------- -------------------- -------------------- -------------------

*Operating income above represents 100% of our gas exploration and production subsidiaries' results for the periods indicated. Earnings before interest and taxes, however, is adjusted to reflect minority interest which is included in Other Income and (Deductions). Gas reserves and production are stated in BCFe and Mmcfe, which includes equivalent oil reserves.

Earnings Before Interest and Taxes

The decrease in EBIT of $5.5 million for the third quarter of 2002, compared to the corresponding quarter last year primarily reflects an increase in operating costs of $11.9 million, or 25%, offset in part by a $4.1 million, or 5% increase in revenues. The increase in operating expenses is primarily due to an increase in depletion and amortization expense as a result of a 16% increase in production volumes. The increase in revenues reflects the benefits derived from production volume increases, offset in part by a decrease of 10% in average realized gas prices (average wellhead price received for production including realized hedging gains and losses). The decrease in average realized gas prices reflects lower hedging gains realized during the quarter ended September 30, 2002, compared to the same quarter last year.

The decrease in EBIT of $75.7 million, or 56% for the nine months ended September 30, 2002, compared to the same period last year reflects a significant reduction in revenues and, to a lesser degree, an increase in operating expenses associated with higher levels of production. Revenues for the nine months ended September 30, 2002, compared to the same period in 2001, were adversely impacted by a 32% decline in average realized gas prices. The adverse effect on revenues resulting from the decline in average realized gas prices was partially offset by an increase of 14% in production volumes. The depreciation, depletion and amortization rate was $1.64 per mcf for the nine months ended September 30, 2002, compared to $1.44 per mcf for the same period in 2001, reflecting higher finding and development costs together with the addition of fewer new reserves.

The average realized gas price in the third quarter of 2002 was 105% of the average unhedged natural gas price. The average realized gas price for the nine months ended September 30, 2002 was 110% of the average unhedged natural gas price during that period. The average realized gas price in the third quarter of 2001 was 129% of the average unhedged natural gas price, while the average realized gas price for the nine months ended September 30, 2001 was 96% of the average unhedged natural gas price. Houston Exploration entered into derivative financial positions in 2001 to hedge a substantial portion of its anticipated 2002 production. These derivative instruments are designed to provide Houston Exploration with a more predictable cash flow, as well as to reduce its exposure to fluctuations in natural gas prices. The settlement of these derivative instruments during the nine months ended September 30, 2002 resulted in a comparative benefit to revenues of $32.3 million. (See Note 6 to the Consolidated Financial Statements, "Derivative Financial Instruments" for further information.)

Natural gas prices continue to fluctuate and the risk that we may be required to write-down our investment in exploration and production properties increases when natural gas prices are depressed or if there is a significant downward revisions in estimated proved reserves.

At December 31, 2001, our gas exploration and production subsidiaries had 647 BCFe of net proved reserves of natural gas, of which approximately 72% were classified as proved developed.

Selected financial data and operating statistics for our other energy-related investments are set forth in the following table for the periods indicated.

                                                                                                                  (In Thousands)
   ------------------------------------------- -------------------- ------------------- -------------------- --------------------
                                               Three Months Ended   Three Months Ended   Nine Months Ended    Nine Months Ended
                                               September 30, 2002   September 30, 2001  September 30, 2002   September 30, 2001
   ------------------------------------------- -------------------- ------------------- -------------------- --------------------
   Revenues                                              $  23,793          $   22,436           $   63,366            $  73,627
   Operation and maintenance expense                        10,915              18,562               44,749               51,698
   Other operating expenses                                  4,633               4,486               13,205               12,268
   ------------------------------------------- -------------------- ------------------- -------------------- --------------------
   Operating Income (Loss)                                   8,245               (612)                5,412                9,661
   Other Income and (Deductions)                             2,690               3,030               11,677                9,158
   ------------------------------------------- -------------------- ------------------- -------------------- --------------------
   Earnings Before Interest and Taxes                    $  10,935           $   2,418            $  17,089            $  18,819
   ------------------------------------------- -------------------- ------------------- -------------------- --------------------

The increase in EBIT for the third quarter of 2002 compared to the same quarter last year, reflects the timing of certain expenses associated with technology-related investments, as well as lower comparative losses associated with these investments. The decrease in EBIT for the nine months ended September 30, 2002, is primarily due to the operations of KeySpan Canada and lower earnings from our liquefied natural gas ("LNG") transportation subsidiary. KeySpan Canada experienced lower per unit sales prices, as well as lower quantities of sales of natural gas liquids in 2002, as a result of generally lower oil prices. The pricing of natural gas liquids is directly related to oil prices. Our LNG transportation subsidiary realized lower EBIT results in 2002 as a result of lower demand for LNG due to the extremely warm winter weather. These decreases to comparative EBIT results were substantially offset by lower comparative losses associated with certain technology-related investments.

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

Liquidity

The increase in cash flow from operations for the nine months ended September 30, 2002, compared to the corresponding period last year, is primarily attributable to lower interest and income tax payments, as well as to a decrease in cash payments for natural gas purchased for inventory. As previously mentioned, interest payments have decreased due to the beneficial effect of interest rate swaps, as well as to lower interest rates on outstanding commercial paper. State and federal tax payments were lower for the nine months ended September 30, 2002, compared to the same period last year, as KeySpan is currently in a refund position with regards to such taxes. Further, due to the extremely warm weather experienced during the past winter and the resulting higher inventory levels, we purchased a lower quantity of natural gas for storage purposes so far this year than we did during the corresponding period last year, and at lower prices. As mentioned earlier, fluctuations in utility gas costs have no impact on operating results, since the current gas rate structure of each of our gas distribution utilities allow for full recovery of these costs. Operating cash flow from gas exploration and production activities, however, was adversely impacted by significantly lower realized gas prices for the nine months ended September 30, 2002, compared to the same period last year. (See Note 6 to the Consolidated Financial Statements "Derivative Financial Instruments" for an explanation of the interest rate hedges.)

As previously indicated, a substantial portion of consolidated revenues are derived from the operations of businesses within the Electric Services segment, that are largely dependent upon two large customers - LIPA and the NYISO. Accordingly, our cash flows are dependent upon the timely payment of amounts owed to us by these customers.

In July 2002, KeySpan renewed its existing 364-day revolving credit agreement with a commercial bank syndicate of 16 banks totaling $1.3 billion, a reduction from the previous $1.4 billion facility. The credit facility is used to back up the $1.3 billion commercial paper program. The fees for the facility are subject to a ratings-based grid, with an annual fee of .075% on the total amount of the revolving facility. The credit agreement allows for KeySpan to borrow using several different types of loans; specifically, Eurodollar loans, ABR loans, or competitively bid loans. Eurodollar loans are based on the Eurodollar rate plus a margin of 42.5 basis points for loans up to 33% of the facility, and an additional 12.5 basis points for loans over 33% of the total facility. ABR loans are based on the greater of the Prime Rate, the base CD rate plus 1%, or the Federal Funds Effective Rate plus 0.5%. Competitive bid loans are based on bid results requested by KeySpan from the lenders. We do not anticipate borrowing against this facility; however, if the credit rating on our commercial paper program were to be downgraded, it may be necessary to borrow on the credit facility.

At September 30, 2002, we had cash and temporary cash investments of $53.9 million. During the nine months ended September 30, 2002, we repaid $519.2 million of commercial paper and, at September 30, 2002, $529.2 million of commercial paper was outstanding at a weighted average annualized interest rate of 1.87%. We had the ability to borrow up to an additional $770.8 million at September 30, 2002 under the commercial paper program.

Under the terms of the credit facility, KeySpan's debt-to-total capitalization ratio reflects 80% equity treatment for the MEDS Equity Units issued in May 2002; further the $425 million Ravenswood Master Lease is treated as debt. The financial covenant in the credit facility reflects a maximum debt-to-total capitalization ratio of 66%, a decrease from the 68% ratio required under the previous credit facility. At September 30, 2002, consolidated indebtedness, as calculated under the terms of the new credit facility, was 63.6% of consolidated capitalization. Violation of this covenant could result in the termination of the credit facility and the required repayment of amounts borrowed thereunder, as well as possible cross defaults under other debt agreements. (See discussion under "Capital Expenditures and Financing for an explanation of the MEDS Equity Units and Ravenswood Master Lease.)

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

Under the Houston Exploration credit facility, interest on base rate loans is payable at a fluctuating rate, or base rate, equal to the sum of (a) the greater of the Federal funds rate plus .5% or the bank's prime rate plus (b) a variable margin between 0% and 0.50%, depending on the amount of borrowings outstanding under the credit facility. Interest on fixed loans is payable at a fixed rate equal to the sum of (a) a quoted LIBOR rate divided by one minus the average maximum rate during the interest period set for certain reserves of member banks of the Federal Reserve System in Dallas, Texas plus (b) a variable margin between 1.25% and 2.00%, depending on the amount of borrowings outstanding under the credit facility.

Financial covenants require Houston Exploration to, among other things, (i) maintain an interest coverage ratio of at least 3.00 to 1.00 of earnings before interest, taxes and depreciation ("EBITDA") to cash interest; (ii) maintain a total debt to EBITDA of not more than a ratio of 3.50 to 1.00; and (iii) hedge no more than 70% of natural gas production during any 12-month period.

During the nine months ended September 30, 2002, Houston Exploration borrowed $46.0 million under its prior credit facility and repaid $43.0 million. At September 30, 2002, $147 million of borrowings remained outstanding at a weighted average annualized interest rate of 3.38%; $103.0 million of borrowing capacity was available.

KeySpan Canada has two revolving loan agreements with financial institutions in Canada. Repayments under these agreements totaled approximately US $20.5 million for the nine months ended September 30, 2002. At September 30, 2002, approximately US $155.0 million was outstanding at a weighted average annualized interest rate of 3.15%. KeySpan Canada currently has available borrowings of approximately US $49.8 million. These revolving credit agreements have been extended without modification through December 31, 2002.

KeySpan has fully and unconditionally guaranteed $525 million of medium- term notes issued by KEDLI under KEDLI's current shelf registration, as well as a $130 million revolving credit agreement associated with its Canadian subsidiaries. Both the medium-term notes and borrowings under the credit agreement are reflected on the Consolidated Balance Sheet.

Further, KeySpan has guaranteed: (i) $127.2 million of surety bonds associated with certain construction projects currently being performed by subsidiaries within the Energy Services segment; (ii) certain supply contracts, margin accounts and purchase orders for certain subsidiaries in the aggregate amount of $95.0 million; (iii) the obligations of KeySpan Ravenswood LLC, the lessee under the $425 million Master Lease Agreement associated with the lease of the Ravenswood facility; and (iv) $63.2 million of subsidiary letter of credits. These guarantees are not recorded on the Consolidated Balance Sheet. The guarantee of the KEDLI medium- term notes expires in 2010, while the other guarantees have terms that do not extend beyond 2005; however the Master Lease Agreement can be extended to 2009. At this point in time, we have no reason to believe that our subsidiaries will default on their current obligations. However, we can not predict when or if any defaults may take place or the impact such defaults may have on our consolidated results of operations, financial condition or cash flows. See the discussion of the Ravenswood lease under the heading "Capital Expenditures and Financing" for a description of the leasing arrangement.

We satisfy our seasonal working capital requirements primarily through internally generated funds and the issuance of commercial paper. In addition, we realized $173.9 million in proceeds from the sale of Midland. We believe that these sources of funds are sufficient to meet our seasonal working capital needs. In addition, we currently use treasury stock to satisfy the requirements of our employee common stock, dividend reinvestment and benefit plans.

Capital Expenditures and Financing

Construction Expenditures

The table below sets forth our construction expenditures by operating segment for the periods indicated:

                                                                (In Thousands)
---------------------------------------- -------------------- ------------------
                                          Nine Months Ended   Nine Months Ended
                                         September 30, 2002   September 30, 2001
---------------------------------------- -------------------- ------------------
Gas Distribution                                  $  294,774          $  219,137
Electric Services                                    290,790             138,272
Energy Investments                                   242,097             301,974
Energy Services                                        8,319               9,111
---------------------------------------- -------------------- ------------------
                                                  $  835,980          $  668,494
---------------------------------------- -------------------- ------------------

Construction expenditures related to the Gas Distribution segment are primarily for the renewal and replacement of mains and services and for the expansion of the gas distribution system. Construction expenditures for the Electric Services segment reflect costs to: (i) maintain our generating facilities; (ii) expand the Ravenswood facility; and (iii) construct the new Long Island generating facilities as previously noted. Construction expenditures related to the Energy Investments segment primarily reflect costs associated with gas exploration and production activities. These costs are related to the development of properties primarily in Southern Louisiana and in the Gulf of Mexico. Expenditures also include development costs associated with the joint venture with Houston Exploration, as well as costs related to Canadian affiliates.

At September 30, 2002, total expenditures associated with the siting, permitting and construction of the Ravenswood expansion project, the siting, permitting and procurement of equipment for the Long Island 250MW combined cycle generation plant, and the siting and permitting of the Islander East pipeline project are $183.0 million.

Construction expenditures are reviewed on an ongoing basis and can be affected by timing, scope and changes in investment opportunities.

Financing

At December 31, 2001, KeySpan had an existing $1 billion shelf registration statement on file with the Securities and Exchange Commission ("SEC"), with $500 million available for issuance. In February 2002, we updated the shelf registration for the issuance of an additional $1.2 billion of securities, thereby giving us the ability to issue up to $1.7 billion of debt, equity or various forms of preferred stock. At December 31, 2001, we had authority under the Public Utility Holding Company Act ("PUHCA") to issue up to $1 billion of this amount.

On April 30, 2002, we issued $460 million of MEDS Equity Units at 8.75% consisting of a three-year forward purchase contract for our common stock and a six-year note. The purchase contract commits us three years from the date of issuance of the MEDS Equity Units to issue and the investors to purchase a number of shares of our common stock based on a formula tied to the market price of our common stock at that time. The 8.75% coupon is composed of interest payments on the six-year note of 4.9% and premium payments on the three-year equity forward contract of 3.85%. These instruments have been recorded as long-term debt on our Consolidated Balance Sheet, but rating agencies consider between 80% to 100% of the instruments as equity for purposes of calculating debt-to-total capitalization ratios. (See Note 5 to the Consolidated Financial Statements "Long-Term Debt" for further details on the MEDS Equity Units.)

The issuance of the MEDS equity units utilized $920 million of our financing authority under both the shelf registration and the PUHCA financing authority. Both the $460 million six-year note and the $460 million forward equity contract are considered current issuances for these purposes. Therefore, we have $780 million available for issuance under the shelf registration and $80 million available under PUHCA. We have filed an amendment to our financing authorization with the SEC to increase the financing authority under PUHCA by $700 million, thereby matching the shelf availability. We anticipate a decision on this request by the SEC by year-end.

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

During the first half of 2003, we intend to issue approximately $150 million of either taxable or tax-exempt long-term debt securities, the proceeds of which, it is anticipated, will be used to re-pay the outstanding commercial paper related to the construction of our two Long Island peaking-power plants. We also may issue an additional $200 to $300 million of medium-term debt in the fourth quarter of 2002 or early 2003 to replace outstanding commercial paper, if market conditions are favorable. We will continue to evaluate our capital structure and financing strategy for 2002 and beyond. We believe that our current sources of funding (i.e., internally generated funds, the issuance of additional securities as noted above, and the availability of commercial paper), together with the cash proceeds from the sale of Midland, are sufficient to meet our anticipated working capital needs for the foreseeable future.

As noted, as part of our strategy to maintain an optimal level of floating rate debt, we had several interest rate swap agreements on a portion of our existing fixed rate medium-term and long-term debt that effectively changed the debt to floating rate debt. These swap agreements qualified for hedge accounting and were completed with several major financial institutions in order to reduce credit risk. In early November 2002, we terminated two interest rate swap agreements with an aggregate notional amount of $1.0 billion and received $81.0 milliom from our swap counter-parties. (See Note 6 to the Consolidated Financial Statements "Derivative Financial Instruments" for additional information on these swap agreements.)

We also have an arrangement with a special purpose financing entity through which we lease a portion of the Ravenswood facility. We acquired the Ravenswood facility from Consolidated Edison on June 18, 1999 for approximately $597 million. In order to reduce the initial cash requirements, we entered into a lease agreement with a special purpose, unaffiliated financing entity that acquired a portion of the facility directly from Consolidated Edison and leased it to our subsidiary. KeySpan has guaranteed all payment and performance obligations of our subsidiary under the lease. The lease represents approximately $425 million of the acquisition cost of the facility, which is the amount of debt that would have been recorded on our Consolidated Balance Sheet had the special purpose financing entity not been utilized and conventional debt financing been employed. Further, we would have recorded an asset in the same amount. Monthly lease payments represent interest only. The lease qualifies as an operating lease for financial reporting purposes while preserving our ownership of the facility for federal and state income tax purposes.

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

The Financial Accounting Standards Board (the "Board") is currently reviewing issues related to special purpose entities and in May 2002 issued an Exposure Draft regarding the accounting for, and disclosure of special purpose entities. It is expected that the final guidance will be issued in late 2002, and be effective April 1, 2003. It is possible that KeySpan may be required to classify the lease under which the Ravenswood facility is operated as debt on the Consolidated Balance Sheet at an amount generally equal to fair market value. As previously mentioned, under the terms of our credit facility the Ravenswood Master Lease is considered debt in the ratio of debt-to-total capitalization. Further, we may be required to record an asset on the Consolidated Balance Sheet for an amount generally equal to the fair market value of the leased assets. At this time, we believe that the fair market value of the leased assets is in excess of the original acquisition cost. At this time, however, we are unable to determine what the requirements will be under the final guidance, if and when an accounting Standard is issued, as well as the actual impact on our results of operations and financial position.

The ratings on our long-term debt have remained unchanged from December 31,2001. Moody's Investor Services, Standard and Poor's rating agency, and FitchRatings have rated our long-term debt as follows: (i) KeySpan's long-term debt A3, A and A-, respectively; (ii) KEDNY's long-term debt A2, A+ and A+, respectively; and
(iii) KEDLI's long-term debt A2, A+ and A, respectively. Moody's Investor Services and Standard and Poor's rating agency rated Boston Gas Company's and Colonial Gas Company's long-term debt A2 and A, respectively. Our contractual cash obligations and associated maturities have increased from December 31, 2001, due to the issuance of the MEDS Equity Units previously discussed.

The table below reflects maturity schedules for our cash contractual obligations at September 30, 2002:

                                                                                               (In Thousands)
   ---------------------------------- ---------------- ------------------ -------------------- ----------------------

   Contractual Obligations                   Total           1-3 Years           4-5 Years           After 5 Years
   ---------------------------------- ---------------- ------------------ -------------------- ----------------------
   Long-Term Debt                     $     5,228,070  $         486,151  $         1,212,333  $           3,529,586

   Capital Lease Obligations                   13,912              2,327                2,031                  9,554

   Operating Leases                           633,313            261,953              165,441                205,919
   ---------------------------------- ---------------- ------------------ -------------------- ----------------------

   Total Contractual
      Cash Obligations                $     5,875,295  $         750,431  $         1,379,805  $           3,745,059
   ---------------------------------- ---------------- ------------------ -------------------- ----------------------

   Commercial Paper                   $       529,228          Revolving
   ---------------------------------- ---------------- ------------------ -------------------- ----------------------

Discussions of Critical Accounting Policies and Assumptions

In preparing our financial statements, the application of certain accounting policies requires difficult, subjective and/or complex judgments. The circumstances that make these judgements difficult, subjective and/or complex have to do with the need to make estimates about the impact of matters that are inherently uncertain. Actual effects on our financial position and results of operations may vary significantly from expected results if the judgments and assumptions underlying the estimates prove to be inaccurate. The critical accounting policies requiring such subjectivity are discussed below.

Percentage of Completion Accounting

Significant reliance is placed upon estimates of future job costs in computing revenue and subsequent net income under the percentage of completion method of revenue recognition for the designing, building and installation of heating, ventilation and air-conditioning systems and other construction services by subsidiaries in the Energy Services segment. This accounting method measures the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. These estimates are based upon available information at the time of review, and changes in estimates resulting in additional future costs to complete projects can result in reduced margins or loss contracts. Provisions for estimated losses on uncompleted contracts are made in the period such losses are determined. Changes in job performance, job conditions and estimated profitability are recognized in the period that the revisions are determined.

Valuation of Goodwill

On January 1, 2002, KeySpan adopted SFAS 141, "Business Combinations", and SFAS 142 "Goodwill and Other Intangible Assets". The key concepts from the two interrelated Statements include mandatory use of the purchase method when accounting for business combinations, discontinuance of goodwill amortization, a revised framework for testing goodwill impairment at a "reporting unit" level, and new criteria for the identification and potential amortization of other intangible assets.

Other changes to existing accounting standards involve a requirement to test goodwill for impairment at least annually. The initial impairment test was to be performed within six months of adopting SFAS 142 using a discounted cash flow method, compared to a undiscounted cash flow method allowed under a previous standard. Any amounts impaired using data as of January 1, 2002, was to be recorded as a "Cumulative Effect of an Accounting Change". Any amounts impaired using data after the initial adoption date will be recorded as an operating expense.

KeySpan records goodwill on purchase transactions, representing the excess of acquisition cost over the fair value of net assets acquired. In testing for goodwill impairment under SFAS 142, significant reliance is placed upon estimated future cash flows requiring broad assumptions and significant judgment by management. Cash flow estimates are determined based upon future commodity prices, customer rates, customer demand, operating costs, rate relief from regulators, customer growth and many other items. A change in the fair value of our investments could cause a significant change in the carrying value of goodwill. While we believe that our assumptions are reasonable, actual results may differ from our projections.

During the second quarter of 2002, we completed our analysis for all the reporting units and have determined that no consolidated impairment exists. This determination of impairment was done at the reporting unit level, which we considered to be virtually the same as our financial reporting segments. We will conduct an annual review (in the fourth quarter) of our investments to determine if events or circumstances warrant new appraisals to be conducted to support the carrying value of our assets.

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

Finally, we also had interest rate swap agreements in which approximately $1.3 billion of fixed rate debt was effectively converted to floating rate debt. The fair value of these derivative instruments was provided to us by third party appraisers and represents the present value of estimated future cash-flows based on a forward interest rate curve for the life of the derivative instrument.

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

Full Cost Accounting

Our gas exploration and production subsidiaries use the full cost method to account for their natural gas and oil properties. Under full cost accounting, all costs incurred in the acquisition, exploration and development of natural gas and oil reserves are capitalized into a "full cost pool". Capitalized costs include costs of all unproved properties, internal costs directly related to natural gas and oil activities and capitalized interest.

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

The ceiling test is calculated using natural gas and oil prices in effect as of the balance sheet date, held constant over the life of the reserves. Our gas exploration and production subsidiaries use derivative financial instruments that qualify for hedge accounting under Statement of Financial Accounting Standards ("SFAS") 133 to hedge against the volatility of natural gas prices. In accordance with current SEC guidelines, these derivatives are included in the estimated future cash flows in the ceiling test calculation. In calculating the ceiling test at September 30, 2002, our subsidiaries estimated that a full cost ceiling "cushion" existed, whereby the carrying value of the full cost pool was less that the ceiling limitation. No writedown is required when a cushion exists. Natural gas prices continue to be volatile and the risk that a write down to the full cost pool will be required increases when natural gas prices are depressed or if there are significant downward revisions in estimated proved reserves.

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

Accounting for the Effects of Rate Regulation on Gas Distribution Operations

The accounting records for KeySpan's six regulated gas utilities are maintained in accordance with the Uniform System of Accounts prescribed by the Public Service Commission of the State of New York ("NYPSC"), the New Hampshire Public Utilities Commission, and the Massachusetts Department of Telecommunications and Energy ("DTE").

Our financial statements reflect the ratemaking policies and orders of these regulators in conformity with generally accepted accounting principles for rate-regulated enterprises. Four of our six regulated gas utilities (KEDNY, KEDLI, Boston Gas Company and EnergyNorth Natural Gas, Inc.) are subject to the provisions of SFAS 71, "Accounting for the Effects of Certain Types of Regulation." This statement recognizes the actions of regulators, through the ratemaking process, to create future economic benefits and obligations affecting rate-regulated companies.

In separate merger-related orders issued by the DTE, the base rates charged by Colonial Gas Company and Essex Gas Company have been frozen at their current levels for a ten-year period. Due to the length of these base rate freezes, the Colonial and Essex Gas Companies had previously discontinued the application of SFAS 71.

As is further discussed under the caption "Regulation and Rate Matters", the rate plans previously in effect for KEDNY, KEDLI and Boston Gas Company have all expired. The continued application of SFAS 71 to record the activities of these subsidiaries is contingent upon the actions of regulators with regard to future rate plans. We are currently evaluating various options that may be available to us including but not limited, to extending the existing rate plans or proposing new plans. The ultimate resolution of any future rate plans could have a significant impact on the application of SFAS 71 to these entities and, accordingly, on our financial position, results of operations and cash flows.

Regulation and Rate Matters

Gas Matters

On March 27, 2002, we filed notice, as required, with the DTE that we may file a base rate case and a performance based rate plan for the Boston Gas Company to replace the plan that expired on October 31, 2002. On May 21, 2002, we filed with the DTE a request to extend the existing performance based rate plan for an additional term of one year. This request was denied by the DTE in early September 2002.

The rate agreement for KEDLI expired in November 2000 and the rate agreement for KEDNY expired September 30, 2002. Under the terms of these agreements, gas distribution rates and all other provisions will remain in effect. At this time, we are currently evaluating various options that may be available to us regarding all of our gas distribution rate plans including but not limited to, extending the existing rate plans or proposing new rate plans.

For additional discussion of our current gas distribution rate agreements, see KeySpan's Annual Report on Form 10K for the year ended December 31, 2001, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulation and Rate Matters".

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

The SEC's order issued on November 8, 2000, in connection with our acquisition of Eastern Enterprises, provides us with, among other things, authorization to do the following through December 31, 2003 (the "Authorization Period"): (a) subject to an aggregate amount of $5.1 billion, (i) maintain existing financing agreements, (ii) issue and sell up to $1.5 billion of additional securities in compliance with certain defined parameters, (iii) issue additional guarantees and other forms of credit support in an aggregate amount of $2.0 billion at any time in addition to any such securities, guarantees and credit support outstanding or existing as of November 8, 2000, and (iv) amend, review, extend, supplement or replace any of the foregoing; (b) issue shares of common stock or reissue shares of common stock held in treasury under dividend reinvestment and stock-based management incentive and employee benefit plans; (c) maintain existing and enter into additional hedging transactions with respect to outstanding indebtedness in order to manage and minimize interest rate costs;
(d) invest up to 250% of our consolidated retained earnings in exempt wholesale generators and foreign utility companies; and (e) pay dividends out of capital and unearned surplus as well as paid-in-capital with respect to certain subsidiaries, subject to certain limitations. As previously indicated, we have filed an application with the SEC seeking authority to issue and sell up to an aggregate $2.2 billion of additional securities (a $700 million increase above the existing authorization), as well as authorization to invest up to an aggregate $2.2 billion in exempt wholesale generators.

In addition, we have committed that during the Authorization Period, our common equity will be at least 30% of our consolidated capitalization and each of our utility subsidiaries' common equity will be at least 30% of such entity's capitalization. At September 30, 2002 our consolidated common equity was 33% of our consolidated capitalization, including commercial paper.

Environmental Matters

KeySpan  is  subject to  various  federal,  state and local laws and  regulatory programs related to the environment. Ongoing environmental compliance activities, which have not been material, are charged to operation and maintenance activities. We estimate that the remaining cost of our manufactured gas plant ("MGP") related environmental cleanup activities, including costs associated with the Ravenswood facility, will be approximately $200.9 million and we have recorded a related liability for such amount. We have also recorded an additional $41.2 million liability, representing the estimated environmental cleanup costs related to a former coal tar processing facility. Further, as of September 30, 2002, we have expended a total of $60.8 million. (See Note 4 to the Consolidated Financial Statements, "Environmental Matters").

Credit Risk

We are exposed to credit risk arising from the potential that our counter-parties fail to perform on their contractual obligations. Our credit exposures are created primarily through the sale of gas and transportation services to residential, commercial, electric generation, and industrial customers and the provision of retail access services to gas marketers, by our regulated gas businesses; the sale of commodities and services to LIPA and the NYISO; the sale of gas power and services to our retail customers by our unregulated energy service businesses; entering into financial and energy derivative contracts with energy marketing companies and financial institutions; and the sale of gas, natural gas liquids, oil and processing services to energy marketing and oil gas production companies.

In addition to regional concentration of credit risk due to receivables from residential, commercial and industrial customers in New York and New England, we also have concentrations of credit risk from LIPA, our largest customer, and from energy companies. Concentration of energy company counter-parties may impact overall exposure to credit risk in that our counter-parties may be similarly impacted by changes in economic, regulatory or other considerations. We actively monitor the credit profile of our major counter-parties and manage our level of exposure accordingly. Over the past year, the credit quality of certain energy companies has declined. In instances where counter-parties' credit quality has declined, we limit our credit exposure by restricting new transactions with the counter-party, requiring additional collateral or credit support and negotiating the early termination of certain agreements.

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

     -    available sources and cost of fuel;

     - credit worthiness of counter-parties to derivative instruments and commodity contracts;

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

KeySpan  is  subject  to various  risks and  uncertainties  associated  with its operations. The most significant of which involves the evolution of the gas distribution and electric industries towards a more competitive and deregulated environment. In addition, KeySpan is exposed to commodity price risk, interest rate risk and, to much less degree, foreign currency translation risk. Below is an update of the various risks associated with KeySpan's operations. Additionally, see KeySpan's Annual Report on Form 10K for the year ended December 31, 2001 Item 7A "Quantitative and Qualitative Disclosures About Market Risk".

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

Regional Transmission Organizations and Standard Market Design

During 2001, the Federal Energy Regulatory Commission ("FERC") issued several orders and began several proceedings related to the development of Regional Transmission Organizations ("RTO") and the design of the wholesale energy markets. The details of how RTOs will be formed are currently evolving. On July 31, 2002, FERC issued a Notice of Proposed Rulemaking ("NOPR") intended to establish a standardized market design and rules for competitive wholesale electric markets ("Standard Market Design" or "SMD"). These rules would apply to transmission owners ("TOs"), independent system operators ("ISOs"), and RTOs. The SMD is intended to create: (i) genuine wholesale competition; (ii) efficient transmission systems; (iii) the right pricing signals for investment in transmission and generation facilities; and (iv) more customer options. How the SMD will be implemented will be based on FERC's final rules in this regard, as well as the subject of various compliance filings by TOs, ISOs, and RTOs. We do not know how the markets will develop nor how these proposed changes will impact the operations of the NYISO or its market rules. Furthermore, we are unable to determine to what extent, if any, this process will impact the Ravenswood facility's financial condition, results of operations or cash flow.

New York Independent System Operator Matters

On May 31, 2002, FERC approved the NYISO's mitigation plan ("the Plan"). The Plan retains existing mitigation measures such as $1,000/MWhr energy price caps, non-spinning reserve bid caps, in-City capacity and energy mitigation measures, the day ahead Automated Mitigation Procedure ("AMP"), and the NYISO's general mitigation authority. In addition, the Plan implements a new in-City real time automated mitigation procedure. Although prices for various energy products in the NYISO markets have softened, it is not known to what extent each of these proceedings and revised rules may impact the Ravenswood facility's financial condition, results of operations or cash flows.

Commodity Contracts and Electric Derivative Instruments

From time to time KeySpan has utilized derivative financial instruments, such as futures, options and swaps, for the purpose of hedging exposure to commodity price risk and to hedge the cash flow variability associated with a portion of peak electric energy sales. Hedging objectives and strategies have remained substantially unchanged from year-end.

Houston Exploration has utilized collars, as well as over- the- counter ("OTC") swaps to hedge the cash flow variability associated with forecasted sales of a portion of its natural gas production. As of October 31, 2002, Houston
Exploration has hedged approximately 65% of its estimated 2002 and 2003 production. Further, Houston Exploration may enter into additional derivative positions for 2003 and 2004. Houston Exploration used standard New York Mercantile Exchange ("NYMEX") futures prices and published volatility in its Black-Scholes calculation to value its outstanding derivatives. The maximum length of time over which Houston Exploration has hedged such cash flow variability is through December 2003. The estimated amount of losses associated with such derivative instruments that are reported in Accumulated Other Comprehensive Income and that are expected to be reclassified into earnings over the next twelve months is $14.6 million.

KeySpan has also employed standard NYMEX gas futures contracts, as well as oil swap derivative contracts, to hedge the cash flow variability of a portion of forecasted purchases of natural gas and fuel oil that will be consumed at the
Ravenswood facility. Natural gas basis swaps are also utilized to hedge forecasted purchases of natural gas transportation. The maximum length of time over which we have hedged cash flow variability associated with: (i) forecasted purchases of natural gas is October 2003; (ii) forecasted purchases of fuel oil is through April 2004; and (iii) forecasted purchases of natural gas transportation is through December 2003. We used standard NYMEX futures prices to value the gas futures contracts and industry published oil indices for number 6 grade fuel oil to value the oil swap contracts. The estimated amount of gains associated with all such derivative instruments that are reported in Accumulated Other Comprehensive Income and that are expected to be reclassified into earnings over the next twelve months is $4.1 million.

Our retail gas and electric marketing subsidiary, our domestic gas distribution operations and KeSpan Canada employed NYMEX natural gas futures contracts and natural gas swaps to lock-in a price for expected future natural gas purchases. As applicable, we used standard NYMEX futures prices and relevant natural gas indices to value the outstanding contracts. The maximum length of time over which we have hedged such cash flow variability is through October 2003. The estimated amount of gains associated with such derivative instruments that are reported in Accumulated Other Comprehensive Income and that are expected to be reclassified into earnings over the next twelve months is $2.5 million.

We have also engaged in the use of cash-settled swap instruments to hedge the cash flow variability associated with a portion of 2002 peak electric energy sales from the Ravenswood facility. All hedge positions for the summer of 2002 have been settled. We currently have a number of remaining derivatives that are employed to hedge cash flow variability through December 2002. We used NYISO-location zone published indices to value these outstanding derivatives. The estimated amount of gains associated with such derivative instruments that are reported in Accumulated Other Comprehensive Income and that are expected to be reclassified into earnings over the next twelve months is $2.4 million.

KeySpan Canada also has employed electricity swap contracts to lock-in the purchase price of electricity needed to operate its gas processing plants. These contracts are not exchange- traded and local published indices were used to value these outstanding swap agreements. The maximum length of time over which we have hedged such cash flow variability is through December 2003. The estimated amount of losses associated with such derivative instruments that are reported in Accumulated Other Comprehensive Income and that are expected to be reclassified into earnings over the next twelve months is $1.7 million.

The following tables set forth selected financial data associated with these derivative financial instruments noted above that were outstanding at September 30, 2002.

-------------------------------- ------------ ------------- ------------ ------------- --------------- -------------- --------------
                                   Year of      Volumes                                  Fixed Price      Current      Fair Value
       Type of Contract           Maturity        mmcf        Floor $     Ceiling $          $            Price $        ($000)
-------------------------------- ------------ ------------- ------------ ------------- --------------- -------------- --------------
              Gas
Collars                             2002         14,720        3.56          5.14            -          3.69 - 4.32      (1,141)
                                    2003         32,350        3.34          4.97            -          3.90 - 4.40      (2,498)

Swaps / Futures-Short
   Natural Gas                      2002          3,191          -            -             3.01        3.69 - 4.32      (2,662)
                                    2003         15,208          -            -             3.19        3.90 - 4.40     (12,394)

Swaps / Futures-Long
   Natural Gas                      2002         2,990           -            -         2.68 - 4.24     3.90 - 4.32       1,227
                                    2003         8,210           -            -         3.10 - 4.35     3.90 - 4.40       2,359
-------------------------------- ------------ ------------- ------------ ------------- --------------- -------------- --------------
                                                76,669                                                                  (15,109)
-------------------------------- ------------ ------------- ------------ ------------- --------------- -------------- --------------

------------------------------- ----------------- ----------------- ----------------------- --------------------- ------------------
       Type of Contract             Year of          Volumes                                                         Fair Value
                                   Maturity          Barrels           Fixed Price $          Current Price $          ($000)
------------------------------- ----------------- ----------------- ----------------------- --------------------- ------------------
             Oil
Swaps - Long Fuel Oil                 2002            146,994           19.75 - 26.40          28.65 - 29.00            1,024
                                      2003            307,822           20.10 - 26.72          23.01 - 28.96            1,613
                                      2004              5,404           20.50 - 23.70          22.84 - 23.33                7
------------------------------- ----------------- ----------------- ----------------------- --------------------- ------------------
                                                      460,220                                                           2,644
------------------------------- ----------------- ----------------- ----------------------- --------------------- ------------------

-------------------------- ------------- ----------------- ----------------------- -------------- --------------- ------------------
    Type of Contract         Year of                                                  Current       Estimated         Fair Value
                             Maturity              MWh     Fixed Profit /Price $      Price $        Profit $           ($000)
-------------------------- ------------- ----------------- ----------------------- -------------- --------------- ------------------
       Electricity
Tolling Arrangements           2002               102,400          26.00                 -         1.61 - 3.85          2,383

Swaps - Long                   2002                17,664      56.07 - 57.33           30.87            -                (429)
                               2003                70,080      56.07 - 57.33           29.61            -              (1,791)
-------------------------- ------------- ----------------- ----------------------- -------------- --------------- ------------------
                                                  190,144                                                                 163
-------------------------- ------------- ----------------- ----------------------- -------------- --------------- ------------------

NYMEX futures are also used to economically hedge the cash flow variability associated with the purchase of fuel for a portion of our fleet vehicles. Further, KeySpan Canada has a portfolio of financially-settled natural gas collars and natural gas liquid swap transactions. Such contracts are executed by KeySpan Canada to: (i) synthetically fix the price that is paid or received by KeySpan Canada for certain physical transactions involving natural gas and natural gas liquids and (ii) transfer the price exposure of such instruments to other trading partners. These derivative financial instruments do not qualify for hedge accounting under SFAS 133. At September 30, 2002, these instruments had a favorable net mark-to-market value of $0.4 million, which was recorded on the Consolidated Balance Sheet and recorded to earnings for the quarter and nine months ended September 30, 2002.

Non-firm Gas Sales Derivative Instruments: Utility tariffs applicable to certain large-volume customers permit gas to be sold at prices established monthly within a specified range expressed as a percentage of prevailing alternate fuel oil prices. We use natural gas swap contracts, with offsetting positions in fuel oil swap contracts of equivalent energy value, to hedge the cash-flow variability of specified portions of gas purchases and sales. Currently, no derivative transactions outstanding correspond to this particular price risk strategy, although we intend to enter into derivative instruments of this nature during the fourth quarter of 2002 if market conditions warrant.

Firm Gas Sales Derivative Instruments - Regulated Utilities: We have also utilized derivative financial instruments to reduce the cash flow variability associated with the purchase price for a portion of future natural gas purchases. Our strategy is to minimize fluctuations in firm gas sales prices to our regulated firm gas sales customers in our New York and New Hampshire service territories. Since these derivative instruments are employed to reduce the variability of the purchase price of natural gas to be sold to regulated firm gas sales customers, the accounting for these derivative instruments is subject to SFAS 71. Therefore, changes in the market value of these derivatives have been recorded as a Regulatory Asset or Regulatory Liability on the Consolidated Balance Sheet. Gains or losses on the settlement of these contracts are initially deferred and then refunded to or collected from our firm gas sales customers during the appropriate winter heating season consistent with regulatory requirements.

The following table sets forth selected financial data associated with these derivative financial instruments that were outstanding at September 30, 2002.

------------------------------- ----------------- ----------------- ----------------------- --------------------- ------------------
       Type of Contract         Year of Maturity      Volumes                                                          Fair Value
                                                        Mmcf            Fixed Price $          Current Price $           ($000)
------------------------------- ----------------- ----------------- ----------------------- --------------------- ------------------
             Gas
Options                               2002                   7,980       3.85 - 4.50                4.23                  1,549
                                      2003                  12,960       3.85 - 4.50                4.27                  2,946

Swaps - Long                          2002                     300           4.11                   4.24                     42
                                      2003                     600           4.11                   4.21                     59
------------------------------- ----------------- ----------------- ----------------------- --------------------- ------------------
                                                            21,840                                                        4,596
------------------------------- ----------------- ----------------- ----------------------- --------------------- ------------------

Other Commodity Derivative Instruments: On April 1, 2002 we implemented Derivative Implementation Group (DIG) Issue C15 and C16 of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended and interpreted, incorporating SFAS 137 and 138 and certain implementation issues (collectively "SFAS 133"). Issue C15 establishes new criteria that must be satisfied in order for option-type and forward contracts in electricity to be exempted as normal purchases and sales, while Issue C16 relates to the exemption (as normal purchase and normal sales) of contracts that combine a forward contract and a purchased option contract. Based upon a review of our physical commodity contracts, we determined that certain contracts for the physical purchase of natural gas can no longer be exempted as normal purchases from the requirements of SFAS 133. At September 30, 2002, the fair value of these contracts was $2.0 million. Since these contracts are for the purchase of natural gas sold to regulated firm gas sales customers, the accounting for these contracts is subject to SFAS 71. Therefore, changes in the market value of these contracts have been recorded as a Regulatory Asset or Regulatory Liability on the Consolidated Balance Sheet.

Interest Rate Derivative Instruments: At September 30, 2002, we had interest rate swap agreements in which approximately $1.3 billion of fixed rate debt had been synthetically modified to floating rate debt. Under the terms of the agreements, we received the fixed coupon rate associated with these bonds and paid the counter-parties a variable interest rate that was reset on a quarterly basis. These swaps were designated as fair-value hedges and qualified for "short-cut" hedge accounting treatment under SFAS 133. Through the utilization of these agreements, we reduced recorded interest expense by $30.5 million for the nine months ended September 30, 2002.

In early November 2002, we terminated two interest rate swap agreements with an aggregate notional amount of $1.0 billion and received $81.0 million from our swap counter-parties, of which $23.0 million represents accrued swap interest. The difference between the termination settlement amount and the amount of accrued swap interest, $58.0 million, will be amortized to earnings (as an adjustment to interest expense) on a level yield basis over the remaining lives of the originally hedged debt obligations. The remaining swap, which has a notional amount of $270.0 million, will continue to be accounted for as a fair value hedge.

The table below summarizes selected financial data associated with these derivative financial instruments that were outstanding at September 30, 2002. The fair values of these derivative instruments were provided to us by our swap counter-parties and represent the present value of expected future cash-flows associated with such transactions.

The table below summarizes selected financial data associated with these derivative financial instruments that were outstanding at September 30, 2002.

-------------------------------------- ------------------- --------------------- ---------------- -------------------- -------------
                                                                                                   Average Variable
                                        Maturity Date of     Notional Amount       Fixed Rate          Rate Paid          Fair Value
                Bond                         Swaps                ($000)            Received         Year to Date           ($000)
-------------------------------------- ------------------- --------------------- ---------------- -------------------- -------------
Medium Term Notes                             2010               500,000             7.625%             4.250%              55,077

Medium Term Notes                             2006               500,000             6.150%             3.590%              37,145

Long Term Notes                               2023               270,000             8.200%             3.770%               6,843
-------------------------------------- ------------------- --------------------- ---------------- -------------------- -------------
                                                               1,270,000                                                    99,065
-------------------------------------- ------------------- --------------------- ---------------- -------------------- -------------

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

Weather Derivatives: The utility tariffs associated with the New England gas distribution operations do not contain a weather normalization adjustment. As a result, fluctuations from normal weather may have a significant positive or negative effect on the results of these operations. To mitigate the effect of fluctuations from normal weather on our financial position and cash flows, we entered into weather collars during the quarter ended September 30, 2002. These derivatives will hedge approximately 60% of expected gas throughput of the New England gas distribution companies during the November 2002 - March 2003 winter season. The collars have been established with a ceiling that reflects 1% colder than normal weather and a floor that reflects 7% warmer than normal weather. KeySpan will be required to make payment to its counter-parties when actual weather experienced during the November 2002 - March 2003 time frame is 1% or more colder than normal, based on the 1975 - 1995 20 year avergae. In the event that actual weather is 7% or more warmer than normal the counter-parties will be required to make payment to KeySpan. These derivatives will be accounted for by applying the "intrinsic value method" and are outside the scope of SFAS 133.

Derivative contracts are primarily used to manage exposure to market risk arising from changes in commodity prices and interest rates. In the event of nonperformance by a counter-party to a derivative contract, the desired impact may not be achieved. The risk of a counter-party nonperformance is generally considered credit risk and is actively managed by assessing each counter-party credit profile and negotiating appropriate levels of collateral and credit support. Currently the majority of KeySpan's derivative contracts are with investment grade companies.

PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings

See Note 10 to the Financial Statements "Legal Matters"

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this report, KeySpan carried out an evaluation, under the supervision and with the participation of KeySpan's management, including KeySpan's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of KeySpan's disclosure controls and procedures. KeySpan's disclosure controls and procedures are designed to ensure that information required to be disclosed by KeySpan in its periodic SEC filings is recorded, processed and reported within the time periods specific in the SEC's rules and forms. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that KeySpan's disclosure controls and procedures are effective in timely alerting them to material information relating to KeySpan (including its consolidated subsidiaries) required to be included in KeySpan's periodic SEC filings.

Changes In Internal Controls

There were no significant changes in KeySpan's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 6.  Exhibits and Reports on Form 8-K

(a)        Exhibits

10.1*Second Amendment dated as of June 26, 2002, to the Employment Agreement dated September 10, 1998, between KeySpan Corporation and Robert B. Catell

99.1*Certification  pursuant to 18 U.S.C.  1350, as adopted  pursuant to Section
     906 of the Sarbanes-Oxley Act of 2002.

99.2*Certification  pursuant to 18 U.S.C.  1350, as adopted  pursuant to Section
     906 of the Sarbanes-Oxley Act of 2002.

(b)        Reports on Form 8-K

In KeySpan's report on Form 8-K dated July 9, 2002, we reported that we had issued a press release concerning the completion of the sale of our subsidiary, Midland Enterprises, LLC ("Midland"), a U.S. inland marine transportation company on July2, 2002.

In KeySpan's report on Form 8-K dated July 25, 2002, we reported that we had issued a press release on July 25, 2002, concerning, among other things, our earnings for the quarter ended June 30, 2002.

In KeySpan's report on Form 8-K dated August 14, 2002, we reported that on August 12, 2002, in accordance with SEC file No. 4-460 and pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934, the Chief Executive Officer and Chief Financial Officer of KeySpan executed sworn statements which had been submitted to the Securities and Exchange Commission.

In KeySpan's report on Form 8-K dated October 24, 2002, we reported that we had issued a press release on October 24, 2002, concerning, among other things, our earnings for the quarter ended September 30, 2002.


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


                               KEYSPAN CORPORATION
                               -------------------
                                  (Registrant)





Date:  November 7, 2002                       /s/ Gerald Luterman
                                             ---------------------------
                                             Gerald Luterman
                                             Executive Vice President and
                                             Chief Financial Officer



Date:  November 7, 2002                      /s/ Ronald S. Jendras
                                             ---------------------------
                                             Ronald S. Jendras
                                             Vice President, Controller and
                                             Chief Accounting Officer

Certification Pursuant to Rule 13a-14 and 15d-14 of the Securities and Exchange
                                  Act of 1934


     I, Robert B. Catell, certify that:

     1.  I  have  reviewed  this  quarterly  report  on  Form  10-Q  of  KeySpan
Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 7, 2002



                                            /s/Robert B. Catell
                                            -------------------
                                            Robert B. Catell
                                            Chairman of the Board of Directors
                                            and Chief Executive Officer

               Certification Pursuant to Rule 13a-14 and 15d-14 of
                     the Securities and Exchange Act of 1934


     I, Gerald Luterman, certify that:

     1.  I  have  reviewed  this  quarterly  report  on  Form  10-Q  of  KeySpan
Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 7, 2002



                                               /s/Gerald Luterman
                                               ------------------
                                               Gerald Luterman
                                               Executive Vice President and
                                               Chief Financial Officer