Form 10-Q
period 2003-03-31
KEYSPAN CORP
filed 2003-05-01
CIK 1062379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

           [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           [ ]       For the quarterly period ended March 31, 2003
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition period from to

                         Commission file number 1-14161

                               KEYSPAN CORPORATION
             (Exact name of Registrant as specified in its Charter)

           New York                                    11-3431358
           --------                                     ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)



                 One MetroTech Center, Brooklyn, New York 11201
              175 East Old Country Road, Hicksville, New York 11801
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                            (718) 403-1000 (Brooklyn)
                           (631) 755-6650 (Hicksville)
                           ---------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Class of Common Stock                         Outstanding at April 16, 2003
  ---------------------                         -----------------------------
     $.01 par value                                     157,321,304

                      KEYSPAN CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----

                           Part I.   FINANCIAL INFORMATION              Page No.
                                                                        --------

Item 1. Financial Statements

         Consolidated Balance Sheet -
         March 31, 2003 and December 31, 2002                               3

         Consolidated Statement of Income -
         Three Months Ended March 31, 2003 and 2002
                                                                            5

         Consolidated Statement of Cash Flows -
         Three Months Ended March 31, 2003 and 2002                         6

         Notes to Consolidated Financial Statements                         7

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               31

Item 3. Quantitative and Qualitative Disclosures
         About Market Risk                                                 56

                           Part II.   OTHER INFORMATION

Item 1. Legal Proceedings                                                  60

Item 6. Exhibits and Reports on Form 8-K                                   60

Signatures                                                                 62


                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

-------------------------------------------------------------------------------------------
(In Thousands of Dollars)                            March 31, 2003     December 31, 2002
-------------------------------------------------------------------------------------------

ASSETS
Current Assets
    Cash and temporary cash investments                  $    244,062         $    170,617
    Accounts receivable                                     1,626,587            1,122,022
    Unbilled revenue                                          505,477              473,060
    Allowance for uncollectible accounts                      (79,949)             (63,029)
    Gas in storage, at average cost                            87,569              297,060
    Material and supplies, at average cost                    121,221              113,519
    Other                                                      63,386               93,980
                                                    ------------------ --------------------
                                                            2,568,353            2,207,229
                                                    ------------------ --------------------

Investments and  Other                                        268,878              265,977

Property
    Gas                                                     6,202,733            6,124,281
    Electric                                                2,027,866            1,974,352
    Other                                                     395,732              394,374
    Accumulated depreciation                               (2,807,495)          (2,740,516)
    Gas exploration and production, at cost                 2,567,738            2,438,998
    Accumulated depletion                                  (1,010,770)            (973,889)
                                                    ------------------ --------------------
                                                            7,375,804            7,217,600
                                                    ------------------ --------------------

Deferred Charges
    Regulatory assets                                         444,388              438,516
    Goodwill, net of amortization                           1,789,166            1,789,751
    Other                                                     684,217              695,233
                                                    ------------------ --------------------
                                                            2,917,771            2,923,500
                                                    ------------------ --------------------

Total Assets                                             $ 13,130,806         $ 12,614,306
                                                    ================== ====================

-------------------------------------------------------------------------------------------


        See accompanying Notes to the Consolidated Financial Statements.


                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

--------------------------------------------------------------------------------------------
(In Thousands of Dollars)                           March 31, 2003     December 31, 2002
--------------------------------------------------------------------------------------------

LIABILITIES AND CAPITALIZATION
Current Liabilities
    Current Redemption of long-term debt                 $     11,414          $     11,413
    Accounts payable and other liabilities                  1,212,406             1,061,649
    Commercial paper                                          677,332               915,697
    Dividends payable                                          71,166                64,714
    Taxes accrued                                             254,687                51,276
    Customer deposits                                          38,876                38,387
    Interest accrued                                           85,416                77,092
                                                    ------------------ ---------------------
                                                            2,351,297             2,220,228
                                                    ------------------ ---------------------

Deferred Credits and Other Liabilities
    Regulatory liabilities                                     72,230                84,479
    Deferred income tax                                       887,708               877,013
    Postretirement benefits and other reserves                867,681               759,731
    Other                                                     205,934               189,912
                                                    ------------------ ---------------------
                                                            2,033,553             1,911,135
                                                    ------------------ ---------------------

Commitments and Contingencies (See Note 8)                          -                     -

Capitalization
    Common stock                                            3,481,607             3,005,354
    Retained earnings                                         694,630               522,835
    Other comprehensive income                               (114,221)             (108,423)
    Treasury stock                                           (448,867)             (475,174)
                                                    ------------------ ---------------------
         Total common shareholders' equity                  3,613,149             2,944,592
    Preferred stock                                            83,849                83,849
    Long-term debt                                          4,740,231             5,224,081
                                                    ------------------ ---------------------
Total Capitalization                                        8,437,229             8,252,522
                                                    ------------------ ---------------------

Minority Interest in Subsidiary Companies                     308,727               230,421
                                                    ------------------ ---------------------
Total Liabilities and Capitalization                     $ 13,130,806          $ 12,614,306
                                                    ================== =====================

--------------------------------------------------------------------------------------------


        See accompanying Notes to the Consolidated Financial Statements.


                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

------------------------------------------------------------------------------------------
                                                          Three Months Ended March 31,
(In Thousands of Dollars, Except Per Share Amounts)           2003             2002
------------------------------------------------------------------------------------------
Revenues
     Gas Distribution                                        $ 1,832,701      $ 1,222,966
     Electric Services                                           334,394          314,685
     Energy Services                                             192,371          241,559
     Gas Exploration and Production                              127,847           76,926
     Energy Investments                                           25,212           17,442
                                                        ----------------------------------
Total Revenues                                                 2,512,525        1,873,578
                                                        ----------------------------------
Operating Expenses
     Purchased gas for resale                                  1,196,165          649,360
     Fuel and purchased power                                     97,522           84,372
     Operations and maintenance                                  498,189          498,075
     Depreciation, depletion and amortization                    144,971          125,997
     Operating taxes                                             124,713          113,902
                                                        ----------------------------------
Total Operating Expenses                                       2,061,560        1,471,706
                                                        ----------------------------------

Operating Income                                                 450,965          401,872
                                                        ----------------------------------
Other Income and (Deductions)
     Interest charges                                            (68,939)         (72,612)
     Gain on sale of subsidiary stock                             19,020                -
     Cost of debt redemption                                     (18,194)               -
     Minority interest                                           (18,054)          (4,431)
     Other                                                        21,126           15,111
                                                        ----------------------------------
Total Other Income and (Deductions)                              (65,041)         (61,932)
                                                        ----------------------------------
Earnings Before Income Taxes                                     385,924          339,940
Income Taxes
     Current                                                     129,575          (68,292)
     Deferred                                                     13,258          193,601
                                                        ----------------------------------
Total Income Taxes                                               142,833          125,309
                                                        ----------------------------------

Earnings Before Change in Accounting Principle                   243,091          214,631

Cummulative Effect of Change in Accounting Principle                 174                -
                                                        ----------------------------------

Net Income                                                       243,265          214,631
Preferred stock dividend requirements                              1,461            1,476
                                                        ----------------------------------
Earnings for Common Stock                                    $   241,804      $   213,155
                                                        ==================================
Basic Earnings Per Share:
  Before Change in Accounting Principle,
         less preferred stock dividends                      $      1.54      $      1.52
  Change in Accounting Principle                                       -                -
                                                        ----------------------------------
Basic Earnings Per Share                                     $      1.54      $      1.52
                                                        ==================================
Diluted Earnings Per Share
  Before Change in Accounting Principle,
         less preferred stock dividends                      $      1.53      $      1.51
  Change in Accounting Principle                                       -                -
                                                        ----------------------------------
Diluted Earnings Per Share                                   $      1.53      $      1.51
                                                        ==================================
Average Common Shares Outstanding (000)                          156,886          140,039
Average Common Shares Outstanding - Diluted (000)                158,045          141,012
------------------------------------------------------------------------------------------


        See accompanying Notes to the Consolidated Financial Statements.


                      CONSOLIDATED STATEMENT OF CASH FLOWS

---------------------------------------------------------------------------------------
(Unaudited)                                                 Three Months Ended March 31,
(In Thousands of Dollars)                                       2003           2002
---------------------------------------------------------------------------------------
Operating Activities
Net Income                                                   $ 243,265       $ 214,631
Adjustments to reconcile net income to net
      cash provided by (used in) operating activities
    Depreciation, depletion and amortization                   144,971         125,997
    Deferred income tax                                         13,258          19,822
    Income from equity investments                              (6,425)         (4,154)
    Amortization of interest rate swap                          (2,500)              -
Changes in assets and liabilities
    Accounts receivable                                       (520,062)       (109,904)
    Materials and supplies, fuel oil and gas in storage        201,789         181,101
    Accounts payable and other liabilities                     349,722        (219,144)
    Interest accrued                                             8,324          43,874
    Other                                                       57,547          80,326
                                                      ---------------------------------
Net Cash Provided by Operating Activities                      489,889         332,549
                                                      ---------------------------------
Investing Activities
    Construction expenditures                                 (220,779)       (244,153)
    Proceeds from monetization of Houston Exploration           79,200               -
                                                      ---------------------------------
Net Cash Used in Investing Activities                         (141,579)       (244,153)
                                                      ---------------------------------
Financing Activities
    Treasury stock issued                                       26,307          34,058
    Equity Issuance                                            473,573               -
    Issuance of long-term debt                                  39,161          10,401
    Payment of long-term debt                                  (72,565)        (25,356)
    Payment of commercial paper                               (238,365)         (9,947)
    Redemption of Promissory Notes                            (447,005)              -
    Preferred stock dividends paid                              (1,461)         (1,476)
    Common stock dividends paid                                (63,557)        (62,207)
    Other                                                        9,047          (2,420)
                                                      ---------------------------------
Net Cash Used in Financing Activities                         (274,865)        (56,947)
                                                      ---------------------------------
Net Increase in Cash and Cash Equivalents                    $  73,445       $  31,449
Cash and Cash Equivalents at Beginning of Period               170,617         159,252
                                                      ---------------------------------
Cash and Cash Equivalents at End of Period                   $ 244,062       $ 190,701
                                                      =================================

---------------------------------------------------------------------------------------

Cash equivalents are short-term marketable securities purchased with maturities of three months or less that were carried at cost which approximates fair value.

        See accompanying Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

KeySpan Corporation (referred to in the Notes to the Financial Statements as "KeySpan," "we," "us" and "our") is a registered holding company under the Public Utility Holding Company Act of 1935, as amended ("PUHCA"). KeySpan operates six regulated utilities that distribute natural gas to approximately
2.5 million customers in New York City, Long Island, Massachusetts and New Hampshire, making KeySpan the fifth largest gas distribution company in the United States and the largest in the Northeast. We also own and operate electric generating plants in Nassau and Suffolk Counties on Long Island and in Queens County in New York City and are the largest investor owned electric generation operator in New York State. Under contractual arrangements, we provide power, electric transmission and distribution services, billing and other customer services for approximately one million electric customers of the Long Island Power Authority ("LIPA"). KeySpan's other subsidiaries are involved in gas and oil exploration and production; gas storage; wholesale and retail gas and electric marketing; appliance service; plumbing; heating, ventilation and air conditioning and other mechanical services; large energy-system ownership, installation and management; engineering and consulting services; and fiber optic services. We also invest and participate in the development of, natural gas pipelines, natural gas processing plants, and other energy-related projects, domestically and internationally. (See Note 2 "Business Segments" for additional information on each operating segment.)

1. BASIS OF PRESENTATION

In our opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly KeySpan's financial position as of March 31, 2003, and the results of operations for the three months ended March 31, 2003 and March 31, 2002, as well as cash flows for the three months ended March 31, 2003 and March 31, 2002. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in KeySpan's Annual Report on Form 10K for the year ended December 31, 2002. The December 31, 2002 financial statement information has been derived from the 2002 audited financial statements. Income from interim periods may not be indicative of future results. Certain reclassifications were made to conform prior period financial statements with the current period financial statement presentation.

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

We have approximately 2.1 million common stock options outstanding at March 31, 2003, that were not included in the calculation of diluted EPS since the exercise price associated with these options was greater than the average market price of our common stock.


Under the requirements of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" our basic and diluted EPS are as follows:

------------------------------------------------------------------------------------------
                                                            Three Months Ended March 31,
(In Thousands of Dollars, Except Per Share Amounts)           2003             2002
------------------------------------------------------------------------------------------
Earnings for common stock                                      $ 241,804        $ 213,155
Interest savings on convertible preferred stock                      133              142
Houston Exploration dilution                                         (87)             (96)
------------------------------------------------------------------------------------------
Earnings for common stock - adjusted                           $ 241,850        $ 213,201
------------------------------------------------------------------------------------------
Weighted average shares outstanding (000)                        156,886          140,039
Add dilutive securities:
Options                                                              931              729
Convertible preferred stock                                          228              244
------------------------------------------------------------------------------------------
Total weighted average shares outstanding - assuming dilution    158,045          141,012
------------------------------------------------------------------------------------------
Basic earnings per share                                       $    1.54        $    1.52
------------------------------------------------------------------------------------------
Diluted earnings per share                                     $    1.53        $    1.51
------------------------------------------------------------------------------------------


2. BUSINESS SEGMENTS

We have four reportable segments: Gas Distribution, Electric Services, Energy Services and Energy Investments.

The Gas Distribution segment consists of six gas distribution subsidiaries. KeySpan Energy Delivery New York ("KEDNY") provides gas distribution services to customers in the New York City Boroughs of Brooklyn, Queens and Staten Island. KeySpan Energy Delivery Long Island ("KEDLI") provides gas distribution services to customers in the Long Island Counties of Nassau and Suffolk and the Rockaway Peninsula of Queens County. The remaining gas distribution subsidiaries, Boston Gas Company, Colonial Gas Company, Essex Gas Company and EnergyNorth Natural Gas, Inc., collectively referred to as KeySpan Energy Delivery New England ("KEDNE"), provide gas distribution service to customers in Massachusetts and New Hampshire.

The Electric Services segment consists of subsidiaries that: operate the electric transmission and distribution system owned by LIPA; own and provide capacity to and produce energy for LIPA from our generating facilities located on Long Island; and manage fuel supplies for LIPA to fuel our Long Island generating facilities. These services are provided in accordance with long-term service contracts having remaining terms that range from four to twelve years. Also, in the summer of 2002, we placed two 79.9 megawatt generating facilities into service; the capacity of and energy from these facilities are dedicated to LIPA under 25 year contracts. The Electric Services segment also includes subsidiaries that own, lease and operate the 2,200 megawatt Ravenswood electric generation facility ("Ravenswood facility"), located in Queens, New York. All of the energy, capacity and ancillary services related to the Ravenswood facility is sold to the New York Independent System Operator ("NYISO") energy markets.

The Energy Services segment includes companies that provide energy-related services to customers located within the New York City metropolitan area including New Jersey and Connecticut, as well as Rhode Island, Pennsylvania, Massachusetts and New Hampshire, through the following three lines of business:
(i) Home Energy Services, which provides residential customers with service and maintenance of energy systems and appliances, as well as the retail marketing of electricity to residential and small commercial customers; (ii) Business Solutions, which provides plumbing, heating, ventilation, air conditioning and mechanical services, as well as operation and maintenance, design, engineering and consulting services to commercial and industrial customers; and (iii) Fiber Optic Services, which provides various services to carriers of voice and data transmission on Long Island and in New York City.

The Energy Investments segment consists of our gas exploration and production investments, as well as certain other domestic and international energy-related investments. Our gas exploration and production subsidiaries are engaged in gas and oil exploration and production, and the development and acquisition of domestic natural gas and oil properties. These investments consist of our 56% equity interest in The Houston Exploration Company ("Houston Exploration"), an independent natural gas and oil exploration company, as well as KeySpan Exploration and Production, LLC, our wholly owned subsidiary engaged in a joint venture with Houston Exploration. On February 26, 2003, we reduced our ownership interest in Houston Exploration from 66% to 56% following the repurchase, by Houston Exploration, of three million shares of common stock owned by KeySpan. We realized net proceeds of $79 million in connection with this repurchase. KeySpan follows an accounting policy of income statement recognition for Parent company gains or losses from common stock transactions initiated by its subsidiaries. As a result, KeySpan realized a gain of $19 million on this transaction. Income taxes were not provided, since this transaction was structured as a return of capital.

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

The accounting policies of the segments are the same as those used for the preparation of the Consolidated Financial Statements. The segments are strategic business units that are managed separately because of their different operating and regulatory environments. Operating results of our segments are evaluated by management on an operating income basis. At March 31, 2003, the total assets of each reportable segment have not changed materially from those levels reported at December 31, 2002. The reportable segment information is as follows:


-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 Energy Investments
                                                                           --------------------------
                                                                               Gas
                                                                            Exploration
                                         Gas         Electric     Energy        and          Other
(InThousands of Dollars)            Distribution     Services    Services   Production     Investments  Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31, 2003
Unaffiliated revenue                  1,832,701       334,394     192,371     127,847        25,212             -       2,512,525
Intersegment revenue                          -            25       1,426           -         1,252        (2,703)              -
Operating Income                        364,937        39,670      (9,148)     55,590         4,467        (4,551)        450,965

Three Months Ended March 31, 2002
Unaffiliated revenue                  1,222,966       314,685     241,559      76,926        17,442             -       1,873,578
Intersegment revenue                          -            25           -           -           194          (219)              -
Operating Income                        331,019        61,494      (9,358)     19,825           551        (1,659)        401,872
-----------------------------------------------------------------------------------------------------------------------------------

Eliminating  items  include  intercompany   interest  income  and  expense,  the
elimination of certain intercompany accounts, as well as activities of our corporate and administrative areas.

Because of the nature of our Electric Services business, electric revenues are derived from two large customers - the NYISO and LIPA. Electric Services revenues from these customers of $334.4 million and $314.7 million for the three months ended March 31, 2003 and 2002 represent approximately 13% and 17% of our consolidated revenues, respectively.


3. COMPREHENSIVE INCOME

The table below indicates the components of comprehensive income.

--------------------------------------------------------------------------------------------------------------------
                                                                                     Three Months Ended March 31,
(In Thousands of Dollars)                                                             2003                   2002
--------------------------------------------------------------------------------------------------------------------
Net Income                                                                        $ 243,265               $ 214,631
--------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax
  Net losses (gains) on derivative instruments                                        2,354                  (7,287)
  Foreign currency translation adjustments                                            9,753                  (1,713)
  Unrealized gains (losses) on marketable securities                                 (3,156)                 (1,041)
  Accrued unfunded pension obligation                                                     -                  (1,132)
  Unrealized losses on derivative financial instruments                             (14,749)                (23,785)
--------------------------------------------------------------------------------------------------------------------
Other comprehensive loss, net of tax                                                 (5,798)                (34,958)
--------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                              $ 237,467               $ 179,673
--------------------------------------------------------------------------------------------------------------------
Related tax (benefit) expense
  Net losses (gains) on derivative instruments                                        1,267               $  (3,924)
  Foreign currency translation adjustments                                            5,252                    (923)
  Unrealized gains (losses) on marketable securities                                 (1,699)                   (560)
  Accrued unfunded pension obligation                                                     -                    (610)
  Unrealized losses on derivative financial instruments                              (7,942)                (12,807)
--------------------------------------------------------------------------------------------------------------------
Total Tax (Benefit) Expense                                                       $  (3,122)              $ (18,824)
--------------------------------------------------------------------------------------------------------------------

4. CAPITAL STOCK

On January 17, 2003, we issued 13.9 million shares of common stock in a public offering that generated net proceeds of approximately $473 million. All shares were offered by KeySpan pursuant to the effective shelf registration statement filed with the Securities and Exchange Commission ("SEC").

5. LONG-TERM DEBT

In connection with the KeySpan/Long Island Lighting Company ("LILCO") business combination in 1998, KeySpan and certain of its subsidiaries issued promissory notes to LIPA to support certain debt obligations assumed by LIPA. At December 31, 2002, the remaining principal amount of promissory notes issued to LIPA was approximately $600 million. To mitigate the dilutive effect of the equity issuance previously mentioned in Note 4, in March 2003, we called approximately $447 million aggregate principal amount of such promissory notes at the applicable redemption prices plus accrued and unpaid interest through the dates of redemption. We applied the provisions of Statement of Financial Accounting Standards ("SFAS") 145 "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" and recorded an expense of $18.2 million, reflecting redemption costs, as well as the write-off of previously deferred debt issuance costs. This expense has been recorded in Other Income and Deductions in the Consolidated Statement of Income.

In April 2003, we issued $300 million of medium-term and long-term debt. The debt was issued in the following two series: (i) $150 million 4.65% Notes due 2013; and (ii) $150 million 5.875% Notes due 2033. The proceeds of this issuance were used to pay down outstanding commercial paper.

KeySpan has the ability under the Public Utility Holding Company Act ("PUHCA") to issue up to $2.2 billion of securities through December 31, 2003. Following the recent common stock offering previously mentioned and shares of common stock expected to be issued for employee benefit and dividend reinvestment plans, we have approximately $25 million available for the issuance of new securities under our current PUHCA authorization. However, the issuance of securities in connection with the redemption of existing securities (including the promissory notes discussed previously) is permitted under our PUHCA authorization notwithstanding the foregoing limit. We intend to seek authorization from the SEC in the near term to enable us to among, other things, issue additional securities in an aggregate amount not yet determined. It is anticipated that this authorization will be obtained before the end of the year.

6. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS

Financially-Settled Commodity Derivative Instruments: From time to time KeySpan has utilized derivative financial instruments, such as futures, options and swaps, for the purpose of hedging exposure to commodity price risk and to hedge the cash flow variability associated with a portion of peak electric energy sales.

Houston Exploration has utilized collars, as well as over-the-counter ("OTC") swaps, to hedge the cash flow variability associated with forecasted sales of a portion of its natural gas and oil production. As of March 31, 2003, Houston Exploration has hedged approximately 67% and 38% of its estimated 2003 and 2004 gas production, respectively. Further, Houston Exploration may enter into additional derivative positions for 2004. Houston Exploration used standard New York Mercantile Exchange ("NYMEX") futures prices and published volatility in its Black-Scholes calculation to value its outstanding derivatives. The maximum length of time over which Houston Exploration has hedged such cash flow variability associated with: (i) forecasted natural gas production is through December 2004; and (ii) forecasted oil production is through June 2003. The estimated amount of losses associated with such derivative instruments that are reported in Other Comprehensive Income and that are expected to be reclassified into earnings over the next twelve months is $52.2 million, or $33.9 million after-tax.

With respect to price exposure associated with fuel purchases for the Ravenswood facility, KeySpan employs standard NYMEX natural gas futures contracts and over-the-counter financially settled natural gas basis swaps to hedge the cash flow variability of a portion of forecasted purchases of natural gas. KeySpan also employs the use of financially-settled oil swap contracts to hedge the cash flow variability of a portion of forecasted purchases of fuel oil that will be consumed at the Ravenswood facility. The maximum length of time over which we have hedged cash flow variability associated with: (i) forecasted purchases of natural gas is through October 2003; and (ii) forecasted purchases of fuel oil is through April 2004. We used standard NYMEX futures prices to value the gas futures contracts and industry published oil indices for number 6 grade fuel oil to value the oil swap contracts. The estimated amount of gains associated with all such derivative instruments that are reported in Other Comprehensive Income and that are expected to be reclassified into earnings over the next twelve months is $3.0 million, or $2.0 million after-tax.

Our retail gas and electric marketing subsidiary, our domestic gas distribution operations and KeySpan Canada employ NYMEX natural gas futures contracts and natural gas swaps to lock-in a price for expected future natural gas purchases. As applicable, we used standard NYMEX futures prices and relevant natural gas indices to value the outstanding contracts. The maximum length of time over which we have hedged such cash flow variability is through October 2004. The estimated amount of gains associated with such derivative instruments that are reported in Other Comprehensive Income and that are expected to be reclassified into earnings over the next twelve months is $3.7 million, or $2.4 million after-tax.

We have also engaged in the use of cash-settled swap instruments to hedge the cash flow variability associated with (i) a portion of forecasted peak electric energy sales from the Ravenswood facility and (ii) forecasted sales of Unforced Capacity ("UCAP") to the NYISO. The maximum length of time over which we have hedged cash flow variability is through March 2004. We used NYISO-location zone published indices as well as published NYISO bidding prices to value these outstanding derivatives. The estimated amount of losses associated with such derivative instruments that are reported in Other Comprehensive Income and that are expected to be reclassified into earnings over the next twelve months is $0.9 million, or $0.6 million after-tax.

KeySpan Canada also employs electricity swap contracts to lock-in the purchase price of electricity needed to operate its gas processing plants. These contracts are not exchange-traded and local published indices were used to value these outstanding swap agreements. The maximum length of time over which we have hedged such cash flow variability is through December 2003. The estimated amount of losses associated with such derivative instruments that are reported in Other Comprehensive Income and that are expected to be reclassified into earnings over the next twelve months is $1.1 million, or $0.7 million after-tax.

The following tables set forth selected financial data associated with these derivative financial instruments noted above that were outstanding at March 31, 2003.

--------------------------------------------------------------------------------------------------------------------------------
                                     Year of       Volumes                              Fixed          Current        Fair Value
             Type of Contract        Maturity        mmcf       Floor $   Ceiling $     Price $         Price $         ($000)
--------------------------------------------------------------------------------------------------------------------------------
                    Gas
Collars                                 2003         41,250      3.48        4.92               -     5.06 - 5.30       (24,881)
                                        2004         36,600      3.75        5.05               -     4.33 - 5.38       (10,200)

Swaps/Futures - Short Natural Gas       2003         11,214         -           -     3.19 - 3.57     4.22 - 5.30       (21,519)

Swaps/Futures - Long Natural Gas        2003          4,550         -           -     3.14 - 4.92     5.06 - 5.30         6,249
                                        2004             90         -           -     3.49 - 4.35     3.90 - 4.40            31

--------------------------------------------------------------------------------------------------------------------------------
                                                     93,704                                                             (50,320)
--------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
                                  Year of         Volumes                                                     Fair Value
      Type of Contract            Maturity        Barrels        Fixed Price $           Current Price $       ($000)
-------------------------------------------------------------------------------------------------------------------------------
             Oil
Swaps - Short Fuel Oil                 2003        91,000                 29.70           28.03 - 30.42        (116)

Swaps - Long Fuel Oil                  2003        81,697         20.60 - 23.50           26.41 - 33.58         639
                                       2004         5,548         20.50 - 23.70           25.49 - 26.07          22
-------------------------------------------------------------------------------------------------------------------------------
                                                  178,245                                                       545
-------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
                             Year of                                       Fixed Margin/                               Fair Value
    Type of Contract         Maturity      Capacity          MWh               Price $            Current Price $        ($000)
---------------------------------------------------------------------------------------------------------------------------------
       Electricity
Swaps - Energy                 2003              -          447,200         30.50 - 61.91          36.02 - 49.52            (647)
                               2004                          99,200                 14.00          23.56 - 32.41          (1,488)

Swaps - Capacity               2003            100                -                  7.75                   7.00              75
---------------------------------------------------------------------------------------------------------------------------------
                                               100          546,400                                                       (2,060)
---------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------
                                                                        2003
Change in Fair Value of Derivative Instruments                         ($000)
------------------------------------------------------------------------------
Fair value of contracts at January 1,                               $ (32,628)
Losses on contracts realized                                            3,621
Fair value of new contracts when entered into during period                 -
(Decrease) in fair value of all open contracts                        (22,828)
------------------------------------------------------------------------------
Fair value of contracts outstanding at March 31,                    $ (51,835)
------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
(In Thousands of Dollars)
-----------------------------------------------------------------------------------------------------
                                                              Fair Value of Contracts
-----------------------------------------------------------------------------------------------------
                                                       Maturity          Maturity           Total
Sources of Fair Value                                    2003              2004           Fair Value
-----------------------------------------------------------------------------------------------------
Prices actively quoted                                  $ (29,898)         $     31        $ (29,867)
Prices provided by external sources                           417                 -              417
Prices based on models and
    other valuation methods                               (16,423)           (4,424)         (20,847)
Local published indicies                                   (1,538)                -           (1,538)
-----------------------------------------------------------------------------------------------------
                                                        $ (47,442)         $ (4,393)       $ (51,835)
-----------------------------------------------------------------------------------------------------


NYMEX futures are also used to economically hedge the cash flow variability associated with the purchase of fuel for a portion of our fleet vehicles. Further, KeySpan Canada has a portfolio of financially-settled natural gas collars and natural gas liquid swap transactions. Such contracts are executed by KeySpan Canada to: (i) synthetically fix the price that is paid or received by KeySpan Canada for certain physical transactions involving natural gas and natural gas liquids and (ii) transfer the price exposure of such instruments to counterparties. These derivative financial instruments do not qualify for hedge accounting under SFAS 133. At March 31, 2003, these instruments had a net fair market value of $0.06 million, that was recorded on the Consolidated Balance Sheet. Based on the non-hedge designation of these instruments, the gain was recognized in the Consolidated Statement of Income.

Firm Gas Sales Derivative Instruments - Regulated Utilities: We use derivative financial instruments to reduce the cash flow variability associated with the purchase price for a portion of future natural gas purchases associated with our Gas Distribution operations. Our strategy is to minimize fluctuations in firm gas sales prices to our regulated firm gas sales customers in our New York and New Hampshire service territories. Since these derivative instruments are employed to reduce the variability of the purchase price of natural gas to be sold to regulated firm gas sales customers, the accounting for these derivative instruments is subject to SFAS 71 "Accounting for the Effects of Certain Types of Regulation". Therefore, changes in the market value of these derivatives have been recorded as a Regulatory Asset or Regulatory Liability on the Consolidated Balance Sheet. Gains or losses on the settlement of these contracts are initially deferred and then refunded to or collected from our firm gas sales customers consistent with regulatory requirements.

The following table sets forth selected financial data associated with these derivative financial instruments that were outstanding at March 31, 2003.

---------------------------------------------------------------------------------------------------------------------
                                 Year of      Volumes                                                      Fair Value
    Type of Contract             Maturity      mmcf       Fixed Price $         Current Price $              ($000)
---------------------------------------------------------------------------------------------------------------------
Options                            2003        1,030      4.01 - 6.00            5.06 - 5.30                     (27)
                                   2004        2,140      5.00 - 6.00            4.54 - 5.38                    (793)
Swaps                              2003       10,470      4.01 - 5.84            5.06 - 5.30                  (2,682)
                                   2004        3,890      4.42 - 5.93            4.41 - 5.38                  (1,337)
---------------------------------------------------------------------------------------------------------------------
                                              17,530                                                          (4,839)
---------------------------------------------------------------------------------------------------------------------

Physically-Settled Commodity Derivative Instruments: Derivative Implementation Group ("DIG") Issue C15 and C16 of Statement of Financial Accounting Standard 133, "Accounting for Derivative Instruments and Hedging Activities", as amended and interpreted, incorporating SFAS 137 and SFAS 138 and certain implementation issues (collectively "SFAS 133") establishes criteria that must be satisfied in order for option-type and forward contracts in electricity to be exempted as normal purchases and sales, and relates to the exemption (as normal purchases and normal sales) of contracts that combine a forward contract and a purchased option contract. Based upon a continuing review of our physical commodity contracts, we determined that certain contracts for the physical purchase of natural gas are not exempt as normal purchases from the requirements of SFAS
133. At March 31, 2003, the fair value of these contracts was a negative $4.9 million. Since these contracts are for the purchase of natural gas sold to regulated firm gas sales customers, the accounting for these contracts is subject to SFAS 71. Therefore, changes in the market value of these contracts have been recorded as a Regulatory Asset or Regulatory Liability on the Consolidated Balance Sheet.

Interest Rate Derivative Instruments: During 2002 we had interest rate swap agreements in which approximately $1.3 billion of fixed rate debt had been synthetically modified to floating rate debt. Under the terms of the agreements, we received the fixed coupon rate associated with these bonds and paid the counterparties a variable interest rate that was reset on a quarterly basis. These swaps were designated as fair-value hedges and qualified for "short-cut" hedge accounting treatment under SFAS 133.

In 2002, we terminated two interest rate swap agreements with an aggregate notional amount of $1.0 billion. The remaining swap, which had a notional amount of $270.0 million, was terminated on February 25, 2003. We received $18.4 million from our swap counterparties as a result of the latter termination, of which $8.1 million represented accrued swap interest. The difference between the termination settlement amount and the amount of accrued interest, $10.3 million, was recorded to earnings in the first quarter of 2003. This swap was used to hedge a portion of our outstanding promissory notes to LIPA. As discussed in
Note 5 "Long-Term Debt", we called a portion of these promissory notes during the first quarter of 2003.

Additionally, we had an interest rate swap agreement that hedged the cash flow variability associated with the forecasted issuance of a series of commercial paper offerings. This hedge expired in March 2003.

Weather Derivatives: The utility tariffs associated with KEDNE's operations do not contain weather normalization adjustments. As a result, fluctuations from normal weather may have a significant positive or negative effect on the results of these operations. To mitigate a substantial portion of the effect of fluctuations from normal weather on our financial position and cash flows, we sold heating degree-day call options and purchased heating-degree day put options for the November 2002-March 2003 winter season. With respect to sold call options, KeySpan was required to make a payment of $40,000 per heating degree day to its counterparties when actual weather experienced during the November 2002 - March 2003 time frame was above 4,470 heating degree days, which equates to approximately 1% colder than normal weather. With respect to purchased put options, KeySpan would receive a $20,000 per heating degree day payment from its counterparties when actual weather was below 4,150 heating degree days, or approximately 7% warmer than normal. Based on the terms of such contracts, we account for such instruments pursuant to the requirements of EITF 99-2, "Accounting for Weather Derivatives." In this regard, we account for such instruments using the "intrinsic value method" as set forth in such guidance. During the first quarter of 2003, weather was 10% colder than normal and, as a result, $11.9 million has been recorded as a reduction to revenues.

Derivative contracts are primarily used to manage exposure to market risk arising from changes in commodity prices and interest rates. In the event of nonperformance by a counterparty to a derivative contract, the desired impact may not be achieved. The risk of counterparty nonperformance is generally considered credit risk and is actively managed by assessing each counterparty credit profile and negotiating appropriate levels of collateral and credit support.

7. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires an entity to record a liability and corresponding asset representing the present value of legal obligations associated with the retirement of tangible, long-lived assets. SFAS 143 was effective for fiscal years beginning after June 2002.

At March 31, 2003, the present value of our future Asset Retirement Obligation ("ARO") was approximately $57 million, primarily related to our investment in Houston Exploration. The cumulative effect of SFAS 143 and the change in accounting principle was a benefit to net income of $0.6 million, or $0.2 million, after-tax. KeySpan's largest asset base is its gas transmission and distribution system. A legal obligation exists due to certain safety requirements at final abandonment. In addition, a legal obligation may be construed to exist with respect to KeySpan's liquefied natural gas ("LNG") storage tanks due to clean up responsibilities upon cessation of use. However, mass assets such as storage, transmission and distribution assets are believed to operate in perpetuity and, therefore, have indeterminate cash flow estimates. Since that exposure is in perpetuity and cannot be measured, no liability will be recorded. KeySpan's ARO will be re-evaluated in future periods until sufficient information exists to determine a reasonable estimate of fair value.

KeySpan recovers certain asset retirement costs through rates charged to customers as a portion of depreciation expense. When depreciable properties are retired, the original cost plus cost of removal less salvage, is charged to accumulated depreciation. As of March 31, 2003, KeySpan had costs recovered in excess of costs incurred totaling $422.5 million.

In January 2003, the FASB issued FASB Interpretation No. 46 "FIN 46", "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We currently have an arrangement with a variable interest entity through which we lease a portion of the Ravenswood facility and we will apply the provisions of FIN 46 beginning July 1, 2003. (See Note 9 "Variable Interest Entity" for a detailed description of this leasing arrangement).

8. FINANCIAL GUARANTEES AND CONTINGENCIES

Environmental Matters


New York Sites. We have identified 28 manufactured gas plant ("MGP") sites and related facilities in New York State that were historically owned or operated by KeySpan subsidiaries or such companies' predecessors. Twenty seven of these former sites, some of which are no longer owned by KeySpan, were associated with the regulated gas businesses, and have been identified to both the Department of Environmental Conservation ("DEC") for inclusion on appropriate site inventories and listing with the New York Public Service Commission ("NYPSC"). The remaining former MGP site was acquired when the Ravenswood facility was purchased from Consolidated Edison Company of New York Inc. ("Consolidated Edison"). Fourteen sites are currently the subjects of Administrative Orders on Consent ("ACOs") or Voluntary Clean-Up Agreements ("VCAs") with the DEC.

We presently estimate the remaining environmental cleanup costs related to our New York MGP sites will be $137.9 million, which amount has been accrued as a reasonable estimate of probable cost for known sites. Expenditures incurred to date with respect to these MGP-related sites total $53.5 million. The KEDNY and KEDLI rate plans generally provide for the recovery of MGP related investigation and remediation costs in rates charged to gas distribution customers. Under prior rate orders, KEDNY has offset certain refunds due customers against its estimated environmental cleanup costs for MGP sites. A regulatory asset of $121.6 million for the New York/Long Island MGP sites is reflected at March 31, 2003.

KeySpan is also responsible for environmental obligations associated with the Ravenswood electric generating facility. Our obligations do not include those arising from disposal of waste at off-site locations prior to our acquisition of the Ravenswood facility, or any from Consolidated Edison's post-closing conduct associated with its transmission facilities at the site. Based on information currently available, a liability of $3.6 million has been accrued. Expenditures incurred to date with respect to these environmental obligations total $1.4 million.

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

We presently estimate the remaining cost of New England MGP-related environmental cleanup activities will be $46.9 million, which amount has been accrued as a reasonable estimate of probable cost for known sites. Expenditures incurred since our acquisition of Eastern Enterprises on November 8, 2000 with respect to these MGP-related activities total $16.7 million.

The Massachusetts Department of Telecommunications and Energy ("DTE") and the New Hampshire Public Utilities Commission ("NHPUC") have issued rate orders that provide for the recovery of site investigation and remediation costs in rates charged to gas distribution customers. Accordingly, a regulatory asset of $58.4 million for the KEDNE MGP sites is reflected at March 31, 2003. Colonial Gas Company and Essex Gas Company are not subject to the provisions of Statement of Financial Accounting Standards ("SFAS") 71 "Accounting for the Effects of Certain Types of Regulation" and therefore have recorded no regulatory asset. However, rate plans in effect for these subsidiaries provide for the recovery of investigation and remediation costs.

KeySpan New England LLC Sites. We are aware of three non-utility sites associated with the historical operations of KeySpan New England, LLC, the successor company to Eastern Enterprises, for which we may have or share environmental remediation responsibility or ongoing maintenance: the former Philadelphia Coke site located in Pennsylvania; the former Connecticut Coke site located in New Haven, Connecticut; and the Everett site, which includes the former Coal Tar Processing Facility (the "Everett Coal Tar Facility"), Coke Plant and a by-products facility located in Massachusetts. Honeywell International, Inc. and Beazer East, Inc. (both former owners or operators of the Everett Coal Tar Facility) together with KeySpan have entered into an ACO with the Massachusetts Department of Environmental Protection for the investigation and development of a remedial response plan for the Everett Coal Tar Facility.

We presently estimate the remaining cost of our environmental cleanup activities for the three non-utility sites will be approximately $38.8 million, which amount has been accrued as a reasonable estimate of probable costs for known sites. Expenditures incurred since November 8, 2000, with respect to these sites total $4.5 million.

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

See  KeySpan's  Annual  Report on Form 10K for the year ended  December 31, 2002
Note 7 to those Consolidated Financial Statements "Contractual Obligations and Contingencies" for further information on environmental matters.

Legal Matters

From time to time we are subject to various legal proceedings arising out of the ordinary course of our business. Except as described below, or in KeySpan's Annual Report on Form 10K for the year ended December 31, 2002, we do not consider any of such proceedings to be material to our business or likely to result in a material adverse effect on our results of operations, financial condition or cash flows.

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

As previously reported, as part of its continuing inquiry, on March 5, 2002, the SEC issued a formal order of investigation, pursuant to which it will review the trading activity of certain company insiders from May 1, 2001 to the present, as well as KeySpan's compliance with its reporting rules and regulations, generally during the period following the acquisition by KeySpan Services, Inc., a KeySpan subsidiary, of the Roy Kay companies through the July 17th announcement.

KeySpan and certain of its officers and directors are defendants in a number of class action lawsuits filed in the United States District Court for the Eastern District of New York after the July 17th announcement. These lawsuits allege, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), in connection with disclosures relating to or following the acquisition of the Roy Kay companies and the announcement of the agreement to acquire Eastern Enterprises and Energy North Inc.. In October 2001, a shareholder's derivative action was commenced in the same court against certain officers and directors of KeySpan, alleging, among other things, breaches of fiduciary duty, violations of the New York Business Corporation Law and violations of Section 20(a) of the Exchange Act. In addition, a second derivative action has been commenced asserting similar allegations. Each of the proceedings seek monetary damages in an unspecified amount. On March 18, 2003 the court granted our motion to dismiss the class action complaint. The court's order dismissed certain class allegations with prejudice, but provided the plaintiffs a final opportunity to file an amended complaint concerning the remaining allegations. In April 2003, the plaintiff filed an amended complaint and we intend to file a motion to dismiss the complaint. We are unable to predict the outcome of these proceedings or effect, if any, such outcome will have on our financial condition, results of operations or cash flows.

KeySpan subsidiaries, along with several other parties, have been named as defendants in numerous proceedings filed by plaintiffs claiming various degrees of injury from asbestos exposure at generating facilities formerly owned by Long Island Lighting Company and others. In March 2003, a jury rendered a verdict in one such proceeding against our subsidiary, KeySpan Generation LLC ("KeySpan Generation"), and other defendants in the amount of $47 million. KeySpan has moved to set aside this verdict and, if necessary, will prosecute an appeal, on the grounds that, among other things, the amount of the verdict is excessive and unreasonable and the finding of liability against KeySpan Generation is not supported by the evidence.

In connection with the May 1998 transaction with the Long Island Power Authority ("LIPA"), costs incurred by KeySpan for liabilities for asbestos exposure arising from the activities of the generating facilities previously owned by the Long Island Lighting Company, including the facility involved in the case referred to above, are recoverable from LIPA through the Power Supply Agreement between LIPA and KeySpan. KeySpan's cost recovery under the Power Supply Agreement is reduced by any insurance recoveries received by KeySpan Generation and by amounts received by KeySpan Generation from other indemnification claims it is pursuing.

KeySpan is unable to determine the outcome of the appeals of the above referenced action or the outcome of any of these other proceedings, but does not believe, for the reasons set forth above, that such outcome, if adverse, will have a material effect on its financial condition or results of operation. KeySpan believes that its cost recovery rights under the Power Supply Agreement, its indemnification rights against third parties and its insurance coverage (above applicable deductible limits) cover its exposure in this case and for asbestos liabilities generally.

Financial Guarantees

KeySpan has issued financial guarantees in the normal course of business, primarily on behalf of its subsidiaries, to various third party creditors. At March 31, 2003, the following amounts would have to be paid by KeySpan in the event of non-payment by the primary obligor at the time payment is due:

------------------------------------------------------------------------------------------------------------
                                                                                Amount of     Expiration
Nature of Guarantee (In Thousands of Dollars)                                    Exposure        Dates
------------------------------------------------------------------------------------------------------------
Guarantees for Subsidiaries
Medium-Term Notes - KEDLI                                       (i)            $   525,000     2008-2010
Master Lease  - Ravenswood                                      (ii)               425,000       2004
Revolving Credit Agreement - KeySpan Canada                     (iii)              130,000       2004
Surety Bonds                                                    (iv)               150,080     Revolving
Commodity Guarantees and Other                                  (v)                 99,967       2005
Letters of Credit                                               (vi)                64,822       2003
------------------------------------------------------------------------------------------------------------
Guarantees for Non-Affiliates
Third Party Line of Credit                                      (vii)               25,000       2004
Surety Bonds                                                    (vii)                8,725     Revolving
------------------------------------------------------------------------------------------------------------
                                                                               $ 1,428,594
------------------------------------------------------------------------------------------------------------

The following is a description of KeySpan's outstanding subsidiary guarantees:

(i) KeySpan has fully and unconditionally guaranteed $525 million to holders of Medium-Term Notes issued by KEDLI. These notes are due to be repaid on January 15, 2008 and February 1, 2010. KEDLI is required to comply with certain financial covenants under the debt agreements. Currently, KEDLI is in compliance with all covenants and management does not anticipate that KEDLI will have any difficulty maintaining such compliance. The face value of these notes is included in Long-Term Debt on the Consolidated Balance Sheet.

(ii) KeySpan has guaranteed all payment and performance obligations of KeySpan Ravenswood, LLC, the lessee under the $425 million Ravenswood Master Lease (the "Master Lease") associated with the lease of the Ravenswood facility. The initial term of the lease expires on June 20, 2004 and may be extended until June 20, 2009. For further information, see Note 9 "Variable Interest Entity."

(iii)KeySpan has fully and unconditionally guaranteed a US $130 million revolving credit agreement associated with KeySpan Canada. The term of the agreement expires January 1, 2004.

(iv) KeySpan has agreed to indemnify the issuers of various surety and performance bonds associated with certain construction projects currently being performed by subsidiaries within the Energy Services segment. In the event that the operating companies in the Energy Services segment fail to perform their obligations under contract, the injured party may demand that the surety make payments or provide services under the bond. KeySpan would then be obligated to reimburse the surety for any expenses or cash outlays it incurs.

(v) KeySpan has guaranteed commodity-related payments for subsidiaries within the Energy Services segment, as well as KeySpan Ravenswood, LLC. These guarantees are provided to third parties to facilitate physical and financial transactions involved in the purchase of natural gas, oil and other petroleum products for electric production and marketing activities. The guarantees cover actual purchases by these subsidiaries that are still outstanding as of March 31, 2003.

(vi) KeySpan has arranged for stand-by letters of credit in the amount of $64.8 million to be issued to third parties that have extended credit to certain subsidiaries. Certain vendors require us to post letters of credit to guarantee subsidiary performance under our contracts and to ensure payment to our subsidiary subcontractors and vendors under those contracts. Certain of our vendors also require letters of credit to ensure reimbursement for amounts they are disbursing on behalf of our subsidiaries, such as to beneficiaries under our self-funded insurance programs. Such letters of credit are generally issued by a bank or similar financial institution. The letters of credit commit the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that we have failed to perform specified actions. If this were to occur, KeySpan would be required to reimburse the issuer of the letter of credit.

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

The  following  is  a  description  of  KeySpan's   outstanding   guarantees  to
non-affiliates:

(vii)KeySpan has agreed to support a line of credit up to $25 million on behalf of Hawkeye Construction ("Hawkeye"), a non-affiliated company. It also assisted Hawkeye in obtaining performance bonds. The guarantees related to their line of credit extend through 2004. To the extent Hawkeye does not meet its obligations, KeySpan could be liable for the amount of the outstanding guarantees. At March 31, 2003, the amount guaranteed was $25 million.

     If Hawkeye fails to perform under a contract or to pay subcontractors and vendors, the counterparty that requested the performance bond may demand that the surety make payments or provide services under the bond. KeySpan would then have to reimburse the surety for any expenses or outlays the surety incurs. To date, we have not had a claim made against either the guarantee associated with the line of credit or the performance bonds. KeySpan is presently engaged in a legal action with Hawkeye. (See KeySpan's Annual Report on form 10K for the year ended December 31, 2002 Note 7 "Contractual Obligations, Financial Guarantees and Contingencies" for further information on this legal proceeding.)

9. VARIABLE INTEREST ENTITY

KeySpan has an arrangement with a variable interest entity through which we lease a portion of the Ravenswood facility. We acquired the Ravenswood facility, in part, through the variable interest entity from Consolidated Edison on June 18, 1999 for approximately $597 million. In order to reduce the initial cash requirements, we entered into the Master Lease with a variable interest, unaffiliated financing entity that acquired a portion of the facility, three steam generating units, directly from Consolidated Edison and leased it to our subsidiary. The variable interest unaffiliated financing entity acquired the property for $425 million, financed with debt of $412.3 million (97% of capitalization) and equity of $12.7 million (3% of capitalization). KeySpan has no ownership interests in the steam units or in the variable interest entity.

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

The initial term of the Master Lease expires on June 20, 2004 and may be extended until June 20, 2009. In June 2004, we have the right to: (i) either purchase the facility for the original acquisition cost of $425 million, plus the present value of the lease payments that would otherwise have been paid through June 2009; (ii) terminate the Master Lease and dispose of the facility; or (iii) otherwise extend the Master Lease to 2009. If the Master Lease is terminated in 2004, KeySpan has guaranteed an amount approximately equal to 83% of the residual value of the original cost of the property, plus the present value of the lease payments that would have otherwise been paid through June 20, 2009. In June 2009, when the Master Lease terminates, we may purchase the facility in an amount equal to the original acquisition cost, subject to adjustment, or surrender the facility to the lessor. If we elect not to purchase the property, the Ravenswood facility will be sold by the lessor. We have guaranteed to the lessor 84% of the residual value of the original cost of the property.

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

Prospectively, KeySpan will have a $425 million asset that will be amortized over the economic life of the leased property. However, upon implementation, there will be a cumulative catch-up adjustment for a change in accounting policy as if the asset had been owned from inception, or June 20, 1999. Therefore, at July 1, 2003, assuming a 35 year economic life, KeySpan will be deemed to have owned the asset for approximately 4 years and it is anticipated that we will record a $29.1 million after-tax charge, or $0.18 per share, change in accounting principle on the Consolidated Statement of Income. Upon implementation of FIN 46, therefore, we anticipate recording an asset of approximately $376 million and debt of $425 million.

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

10. STOCK OPTIONS

Stock options have been issued to KeySpan officers, directors and certain other management employees and consultants as approved by the Board of Directors.
These options generally vest over a three-to-five year period and have a ten-year exercise period. Moreover, under a separate plan, Houston Exploration has issued stock options to its directors and key Houston Exploration employees. During 2002, we announced our intention to record stock options as a compensation expense beginning with those options granted in 2003. In 2003, KeySpan and Houston Exploration adopted the prospective method of transition in accordance with SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure". Accordingly, compensation expense has been recognized by employing the fair value recognition provisions of SFAS 123 "Accounting for Stock-Based Compensation" for grants awarded after January 1, 2003.

KeySpan and Houston Exploration continue to apply APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for grants awarded prior to January 1, 2003. Accordingly, no compensation cost has been recognized for these fixed stock option plans in the Consolidated Financial Statements since the exercise prices and market values were equal on the grant dates. Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under the plans consistent with SFAS 123, our net income and earnings per share would have decreased to the pro-forma amounts indicated below:

------------------------------------------------------------------------------------------------------------------------------
                                                                                              Three Months Ended March 31,
(In Thousands of Dollars, Except Per Share Amounts)                                          2003                     2002
------------------------------------------------------------------------------------------------------------------------------
Earnings available for common stock:
As reported                                                                                $ 241,804               $ 213,155
     Add: recorded stock-based compensation expense, net of tax                                  857                       -
     Deduct: total stock-based compensation expense, net of tax                               (2,913)                 (1,831)
------------------------------------------------------------------------------------------------------------------------------
Pro-forma earnings                                                                         $ 239,748               $ 211,324
------------------------------------------------------------------------------------------------------------------------------
Earnings per share:
     Basic - as reported                                                                      $ 1.54                  $ 1.52
     Basic - pro-forma                                                                        $ 1.53                  $ 1.51

     Diluted - as reported                                                                    $ 1.53                  $ 1.51
     Diluted - pro-forma                                                                      $ 1.52                  $ 1.50
------------------------------------------------------------------------------------------------------------------------------


11. SUBSEQUENT EVENTS

Boston Gas Company's gas rates for local distribution service were governed by a five-year performance-based rate plan approved by the Department of Telecommunications and Energy ("DTE") in 1996 (the "Plan"), that expired in October 2002. Boston Gas Company filed a base rate case and performance based rate plan on April 16, 2003, to be effective in the fourth quarter of 2003. The filing requests an annual revenue increase of approximately $61 million and a performance based rate plan term of five years.

In its order approving the acquisition by KeySpan of Eastern Enterprises Inc., the SEC reserved jurisdiction on its determination of whether the Energy Services companies were retainable under existing PUHCA rule or precedent. On April 24, 2003, the SEC issued an order authorizing the retention of these companies.

On May 1, 2003, KeySpan's gas and electric marketing subsidiary, KeySpan Energy Services, assigned a substantial portion of its retail natural gas customers, consisting mostly of residential and small commercial customers, to ECONnergy Energy Co., Inc. ("ECONnergy"). ECONnergy is one of the largest deregulated energy service companies in the Northeast. KeySpan Energy Services will continue to provided retail natural gas marketing to a small number of customers in New Jersey and will continue its electric marketing activities.

12. KEYSPAN GAS EAST CORPORATION SUMMARY FINANCIAL INFORMATION

KEDLI is a wholly owned subsidiary of KeySpan. KEDLI was formed on May 7, 1998 and on May 28, 1998 acquired substantially all of the assets related to the gas distribution business of LILCO. KEDLI established a program for the issuance, from time to time, of up to $600 million aggregate principal amount of Medium-Term Notes, which are fully and unconditionally guaranteed by the parent, KeySpan Corporation. On February 1, 2000, KEDLI issued $400 million of 7.875% Medium-Term Notes due 2010. In January 2001, KEDLI issued an additional $125 million of Medium-Term Notes at 6.9% due January 2008. The following condensed financial statements are required to be disclosed by SEC regulations and set forth those of KEDLI, KeySpan Corporation as guarantor of the Medium-Term Notes and our other subsidiaries on a combined basis. The March 31, 2002 disclosures have been revised to separately present our other subsidiaries.

------------------------------------------------------------------------------------------------------------------------------------
                           Statement of Income
------------------------------------------------------------------------------------------------------------------------------------
                                                                         Three Months Ended March 31, 2003
(In Thousands of Dollars)                           Guarantor         KEDLI      Other Subsidiaries     Eliminations    Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                            $     143        $478,345        $2,034,180        $     (143)      $ 2,512,525
Operating Expenses
  Purchased gas                                             -         287,009           909,156                 -         1,196,165
  Fuel and purchased power                                  -               -            97,522                 -            97,522
  Operations and maintenance                            7,259          38,220           452,710                 -           498,189
  Intercompany expense                                     34           1,182            (1,182)              (34)                -
  Depreciation and amortization                           (20)         26,920           118,071                 -           144,971
  Operating taxes                                           -          24,005           100,708                 -           124,713
                                                ------------------------------------------------------------------------------------
Total Operating Expenses                                7,273         377,336         1,676,985               (34)        2,061,560

                                                ------------------------------------------------------------------------------------
Operating Income (Loss)                                (7,130)        101,009           357,195              (109)          450,965

Interest charges                                      (46,477)        (15,006)          (52,299)           44,843           (68,939)
Other income and (deductions)                         293,453          (7,217)           10,243          (292,581)            3,898
                                                ------------------------------------------------------------------------------------
Total Other Income and (Deductions)                   246,976         (22,223)          (42,056)         (247,738)          (65,041)

Income (Loss) Before Income Taxes                     239,846          78,786           315,139          (247,847)          385,924

Income Taxes                                           (3,419)         28,312           117,940                 -           142,833
                                                ------------------------------------------------------------------------------------
Earnings before Change in Accounting Principle      $ 243,265        $ 50,474        $  197,199        $ (247,847)      $   243,091

Cumulative Effect of Change in Accouting
    Principle                                               -               -               174                 -               174
                                                ------------------------------------------------------------------------------------
Net Income                                          $ 243,265        $ 50,474        $  197,373        $ (247,847)      $   243,265
                                                ====================================================================================

------------------------------------------------------------------------------------------------------------------------------------
                           Statement of Income
------------------------------------------------------------------------------------------------------------------------------------
                                                                    Three Months Ended March 31, 2002
(In Thousands of Dollars)                         Guarantor         KEDLI       Other Subsidiaries      Eliminations    Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                          $     104       $ 318,947         $ 1,554,631        $     (104)      $ 1,873,578
Operating Expenses
  Purchased gas                                           -         142,867             506,493                 -           649,360
  Fuel and purchased power                                -               -              84,372                 -            84,372
  Operations and maintenance                          1,506          12,001             484,568                 -           498,075
  Intercompany expense                                   56          18,209             (18,209)              (56)                -
  Depreciation and amortization                           -          20,241             105,756                 -           125,997
  Operating taxes                                       570          25,386              87,946                 -           113,902
                                              --------------------------------------------------------------------------------------
Total Operating Expenses                              2,132         218,704           1,250,926               (56)        1,471,706

                                              --------------------------------------------------------------------------------------
Operating Income (Loss)                              (2,028)        100,243             303,705               (48)          401,872

Interest charges                                    (46,929)        (15,202)            (67,772)           57,291           (72,612)
Other income and (deductions)                       263,251           2,902              17,056          (272,529)           10,680
                                              --------------------------------------------------------------------------------------
Total Other Income and (Deductions)                 216,322         (12,300)            (50,716)         (215,238)          (61,932)

Income (Loss) Before Income Taxes                   214,294          87,943             252,989          (215,286)          339,940

Income Taxes                                           (337)         37,081              88,565                 -           125,309

                                              --------------------------------------------------------------------------------------
Net Income                                        $ 214,631       $  50,862         $   164,424        $ (215,286)      $   214,631
                                              ======================================================================================


-----------------------------------------------------------------------------------------------------------------------------------
Balance Sheet
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    March 31, 2003
                                                    Guarantor          KEDLI      Other Subsidiaries   Eliminations    Consolidated
                                             --------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash & temporary cash investments              $    90,558     $    14,285        $    139,219    $          -     $    244,062
   Accounts receivable, net                             8,206         331,104           1,712,805               -        2,052,115
   Other current assets                                 1,550          13,048             257,578               -          272,176
                                             --------------------------------------------------------------------------------------
                                                      100,314         358,437           2,109,602               -        2,568,353
                                             --------------------------------------------------------------------------------------

Investments and Other                               3,922,991           2,629             207,382      (3,864,124)         268,878
                                             --------------------------------------------------------------------------------------
Property
   Gas                                                      -       1,796,884           4,405,849               -        6,202,733
   Other                                                    -               -           4,991,336               -        4,991,336
   Accumulated depreciation and depletion                   -        (330,384)         (3,487,881)              -       (3,818,265)
                                             --------------------------------------------------------------------------------------
                                                            -       1,466,500           5,909,304               -        7,375,804
                                             --------------------------------------------------------------------------------------

Intercompany Accounts Receivable                    3,683,508          13,637             634,910      (4,332,055)               -

Deferred Charges                                      323,858         187,739           2,406,174               -        2,917,771

                                             --------------------------------------------------------------------------------------
Total Assets                                      $ 8,030,671     $ 2,028,942        $ 11,267,372    $ (8,196,179)    $ 13,130,806
                                             ======================================================================================

LIABILITIES AND CAPITALIZATION
Current Liabilities
   Accounts payable                               $    74,724     $   121,056        $  1,016,626    $          -     $  1,212,406
   Commercial paper                                   677,332               -                   -               -          677,332
   Other current liabilities                          325,258         163,662             (27,361)              -          461,559
                                             --------------------------------------------------------------------------------------
                                                    1,077,314         284,718             989,265               -        2,351,297
                                             --------------------------------------------------------------------------------------
Intercompany Accounts Payable                               -         105,215           2,095,456      (2,200,671)               -
                                             --------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
Deferred income tax                                   (45,924)        142,933             790,699               -          887,708
Other deferred credits and liabilities                509,695          97,609             538,541               -        1,145,845
                                             --------------------------------------------------------------------------------------
                                                      463,771         240,542           1,329,240               -        2,033,553
                                             --------------------------------------------------------------------------------------
Capitalization
Common shareholders' equity                         3,655,742         697,563           3,123,968      (3,864,124)       3,613,149
Preferred stock                                        83,849               -                   -               -           83,849
Long-term debt                                      2,749,995         700,904           3,420,716      (2,131,384)       4,740,231
                                             --------------------------------------------------------------------------------------
Total Capitalization                                6,489,586       1,398,467           6,544,684      (5,995,508)       8,437,229
                                             --------------------------------------------------------------------------------------
Minority Interest in Subsidiary Companies                   -               -             308,727               -          308,727
                                             --------------------------------------------------------------------------------------
Total Liabilities & Capitalization                $ 8,030,671     $ 2,028,942        $ 11,267,372    $ (8,196,179)    $ 13,130,806
                                             ======================================================================================


-----------------------------------------------------------------------------------------------------------------------------------
Balance Sheet
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 December 31, 2002
                                                  Guarantor          KEDLI      Other Subsidiaries     Eliminations    Consolidated
                                           ----------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash & temporary cash investments            $    88,308     $     6,472       $     75,837       $          -     $    170,617
   Accounts receivable, net                          23,982         208,512          1,299,559                  -        1,532,053
   Other current assets                               1,757          79,206            423,596                  -          504,559
                                           ----------------------------------------------------------------------------------------
                                                    114,047         294,190          1,798,992                  -        2,207,229
                                           ----------------------------------------------------------------------------------------

Investments and Other                             3,797,964           2,717            201,675         (3,736,379)         265,977
                                           ----------------------------------------------------------------------------------------
Property
   Gas                                                    -       1,771,780          4,352,501                  -        6,124,281
   Other                                                  -               -          4,807,724                  -        4,807,724
   Accumulated depreciation and depletion                 -        (322,236)        (3,392,169)                 -       (3,714,405)
                                           ----------------------------------------------------------------------------------------
                                                          -       1,449,544          5,768,056                  -        7,217,600
                                           ----------------------------------------------------------------------------------------

Intercompany Accounts Receivable                  3,619,515          54,549            822,725         (4,496,789)               -

Deferred Charges                                    339,443         192,652          2,391,405                  -        2,923,500

                                           ----------------------------------------------------------------------------------------
Total Assets                                    $ 7,870,969     $ 1,993,652       $ 10,982,853       $ (8,233,168)    $ 12,614,306
                                           ========================================================================================

LIABILITIES AND CAPITALIZATION
Current Liabilities
   Accounts payable                             $   132,966     $    68,772       $    859,911       $          -     $  1,061,649
   Commercial paper                                 915,697               -                  -                  -          915,697
   Other current liabilities                        107,605         104,975             30,302                  -          242,882
                                           ----------------------------------------------------------------------------------------
                                                  1,156,268         173,747            890,213                  -        2,220,228
                                           ----------------------------------------------------------------------------------------
Intercompany Accounts Payable                             -         233,392          2,182,013         (2,415,405)               -
                                           ----------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
Deferred income tax                                 (43,110)        139,715            780,408                  -          877,013
Other deferred credits and liabilities              481,964          98,805            453,353                  -        1,034,122
                                           ----------------------------------------------------------------------------------------
                                                    438,854         238,520          1,233,761                  -        1,911,135
                                           ----------------------------------------------------------------------------------------
Capitalization
Common shareholders' equity                       2,983,214         647,089          3,050,668         (3,736,379)       2,944,592
Preferred stock                                      83,849               -                  -                  -           83,849
Long-term debt                                    3,208,784         700,904          3,395,777         (2,081,384)       5,224,081
                                           ----------------------------------------------------------------------------------------
Total Capitalization                              6,275,847       1,347,993          6,446,445         (5,817,763)       8,252,522
                                           ----------------------------------------------------------------------------------------
Minority Interest in Subsidiary Companies                 -               -            230,421                  -          230,421
                                           ----------------------------------------------------------------------------------------
Total Liabilities & Capitalization              $ 7,870,969     $ 1,993,652       $ 10,982,853       $ (8,233,168)    $ 12,614,306
                                           ========================================================================================

-------------------------------------------------------------------------------------------------------------------------------
Statement of Cash Flows
-------------------------------------------------------------------------------------------------------------------------------
                                                                              Three Months Ended March 31, 2003
                                                       ------------------------------------------------------------------------
                                                             Guarantor         KEDLI         Other Subsidiaries    Consolidated
                                                       ------------------------------------------------------------------------
Operating Activities
Net Cash Provided by Operating Activities                   $ 239,598       $ 121,019              $ 129,272         $ 489,889
                                                       ------------------------------------------------------------------------
Investing Activities
   Capital expenditures                                             -         (25,941)              (194,838)         (220,779)
   Proceeds from Monetization of Houston Exploration           79,200               -                      -            79,200
                                                       ------------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities            79,200         (25,941)              (194,838)         (141,579)
                                                       ------------------------------------------------------------------------
Financing Activities
   Treasury stock issued                                       26,307               -                      -            26,307
   Equity Issuance                                            473,573               -                      -           473,573
   Redemption of Promissory Notes                            (447,005)              -                      -          (447,005)
   Payment of debt, net                                      (238,365)              -                (33,404)         (271,769)
   Common and preferred stock dividends paid                  (65,018)              -                      -           (65,018)
   Other                                                        7,153               -                  1,894             9,047
   Net intercompany accounts                                  (73,193)        (87,265)               160,458                 -
                                                                                                                             -
                                                       ------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities          (316,548)        (87,265)               128,948          (274,865)
                                                       ------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                   $   2,250       $   7,813              $  63,382         $  73,445
Cash and Cash Equivalents at Beginning of Period               88,308           6,472                 75,837           170,617
                                                       ------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                  $  90,558       $  14,285              $ 139,219         $ 244,062
                                                       ========================================================================


---------------------------------------------------------------------------------------------------------------------------------
Statement of Cash Flows
---------------------------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended March 31, 2002
                                                         ------------------------------------------------------------------------
                                                                Guarantor         KEDLI          Other Subsidiaries   Consolidated
                                                         ------------------------------------------------------------------------
Operating Activities
Net Cash Provided by (Used in) Operating Activities            $  60,515       $ 302,490             $  (30,456)       $ 332,549
                                                         ------------------------------------------------------------------------
Investing Activities
   Capital expenditures                                                -         (29,168)              (214,985)        (244,153)
                                                         ------------------------------------------------------------------------
Net Cash Used in Investing Activities                                  -         (29,168)              (214,985)        (244,153)
                                                         ------------------------------------------------------------------------
Financing Activities
   Treasury stock issued                                          34,058               -                      -           34,058
   Payment of debt, net                                           (9,947)              -                (14,955)         (24,902)
   Common and preferred stock dividends paid                     (63,683)              -                      -          (63,683)
   Other                                                           8,127               -                (10,547)          (2,420)
   Net intercompany accounts                                     124,019        (273,322)               149,303                -
                                                                                                                               -
                                                         ------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities               92,574        (273,322)               123,801          (56,947)
                                                         ------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents           $ 153,089       $       -             $ (121,640)       $  31,449
Cash and Cash Equivalents at Beginning of Period                       -               -                159,252          159,252
                                                         ------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                     $ 153,089       $       -             $   37,612        $ 190,701
                                                         ========================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Review of Results
------------------------------

The following is a summary of transactions affecting comparative earnings and a discussion of material changes in revenues and expenses during the three months ended March 31, 2003, compared to the three months ended March 31, 2002. Capitalized terms used in the following discussion, but not otherwise defined, have the same meaning as when used in the Notes to the Consolidated Financial Statements included under Item 1. References to "KeySpan", "we", "us", and "our" mean KeySpan Corporation, together with its consolidated subsidiaries.

Operating income by segment, as well as consolidated earnings available for common stock is set forth in the following table for the periods indicated.

--------------------------------------------------------------------------------
(In Thousands of Dollars, Except per Share)
-------------------------------------------------------------------------------

Quarter Ended March 31,                                 2003            2002
-------------------------------------------------------------------------------
Gas Distribution                                      $364,937        $331,019
Electric Services                                       39,670          61,494
Energy Services                                         (9,148)         (9,358)
Energy Investments                                      60,057          20,376
Eliminations and other                                  (4,551)         (1,659)
-------------------------------------------------------------------------------
Operating Income                                       450,965         401,872
Other Income and (Deductions)                          (65,041)        (61,932)
Income taxes                                           142,833         125,309
-------------------------------------------------------------------------------
Income before cumulative effect
   of a change in accounting principle                 243,091         214,631
Cumulative effect of a change
   in accounting principle (See Note 7)                    174               -
-------------------------------------------------------------------------------
Net Income                                             243,265         214,631
Preferred stock dividend requirements                    1,461           1,476
-------------------------------------------------------------------------------
Earnings for Common Stock                             $241,804        $213,155
-------------------------------------------------------------------------------
Basic Earnings per Share
    Income before cumulative effect
       of a change in accounting principle              $ 1.54          $ 1.52
   Change in accounting principle                            -               -
-------------------------------------------------------------------------------
                                                        $ 1.54          $ 1.52
-------------------------------------------------------------------------------

As indicated in the above table, operating income increased by $49.1 million, or 12%, for the quarter ended March 31, 2003, compared to the corresponding period last year. The increase in operating income reflects higher earnings from the Energy Investments and Gas Distribution segments, somewhat offset by a decrease in earnings from the Electric Services segment. The Energy Investment segment benefited from higher earnings associated with gas exploration and production activities as a result of significantly higher realized gas prices. The Gas

Distribution segment benefited from significantly colder weather during the first quarter of 2003 compared to the first quarter of 2002, as well as from load growth. Lower results from the Electric Services segment are attributable to higher operating costs as a result of increases in plant maintenance expenses and pension and other postretirement costs, as well as lower capacity revenues from our merchant generating facility. (See the discussion under the caption "Review of Operating Segments" for further details on each segment.)

Included in Other Income and Deductions are interest charges of $68.9 million and $72.6 million for the three months ended March 31, 2003 and 2002, respectively. The decrease in interest expense of $3.7 million, or 5%, reflects the benefits associated with interest rate swaps. In February 2003, we terminated an interest rate swap agreement with a notional amount of $270 million. This swap was used to hedge a portion of outstanding promissory notes that were issued to the Long Island Power Authority ("LIPA") in connection with the KeySpan/Long Island Lighting Company ("LILCO") business combination completed in May 1998. In March 2003, we called approximately $447 million of the outstanding promissory notes and recorded debt redemption charges of $18.2 million in Other Income and Deductions. The cash proceeds from the termination of the interest rate hedge were $18.4 million, of which $8.1 million represented accrued swap interest. The difference between the termination settlement amount and the amount of accrued interest, $10.3 million, was recorded to earnings (as an adjustment to interest expense) in the first quarter of 2003 and effectively offset a portion of the redemption charges.

In November 2002, we terminated two interest rate swap agreements. The difference between the termination settlement amount and the amount of accrued swap interest, $57.4 million, is currently being amortized to earnings (as an adjustment to interest expense) on a level yield basis over the remaining lives of the originally hedged debt obligations. The combination of the termination of the interest rate swap agreement in February 2003 ($10.3 million), plus the amortization of last year's terminated swap agreement reduced interest expense by $13.9 million for the three months ended March 31, 2003. The use of interest rate swaps reduced interest expense by $10.9 million during the three months ended March 31, 2002. (See Note 6 to the Consolidated Financial Statements "Hedging and Derivative Financial Instruments" for a description of these instruments.)

Also included in Other Income and Deductions is a gain of $19.0 million reflecting the monetization of a portion of our ownership interest in The Houston Exploration Company ("Houston Exploration"), a gas exploration and production subsidiary. On February 26, 2003, we reduced our ownership interest in Houston Exploration from 66% to approximately 56% following the repurchase, by Houston Exploration, of three million shares of common stock owned by KeySpan. Income taxes were not provided on this transaction, since the transaction was structured as a return of capital. Further, in July 2002, Houston Exploration received an abatement of severance taxes for certain qualifying wells. As a result of this abatement, during the first quarter of 2003 Houston Exploration recorded a $10.6 million severance tax refund for severance taxes paid in 2002 and earlier periods, which has also been reflected in Other Income and Deductions. Offsetting, to some extent, these benefits to Other Income and Deductions is the adjustment for minority interest.

The remaining major components reflected in Other Income and Deductions are equity earnings associated with our ownership interest in the Iroquois Gas Transmission System LP and subsidiaries located in Northern Ireland, which have remained consistent with the prior year, as well as carrying charges on certain regulatory assets.

The increase in income tax expense generally reflects the higher level of pre-tax income for the first quarter of 2003, compared to the corresponding period last year. Further, during the first quarter of 2002, we recorded an adjustment to deferred income taxes of $177.7 million reflecting a decrease in the tax basis of the assets acquired at the time of the KeySpan/LILCO business combination. This adjustment was a result of a revised valuation study and the filing of an amended tax return. Concurrent with the deferred tax adjustment, we reduced current income taxes payable by $183.2 million, resulting in a $5.5 million income tax benefit.

Earnings available for common stock for the three months ended March 31, 2003 increased by $28.6 million, or $0.02 per share, compared to the same period last year. Average common shares outstanding for the quarter ended March 31, 2003 increased by 12%, primarily reflecting the issuance of 13.9 million shares of common stock on January 17, 2003, as well as the re-issuance of shares held in treasury pursuant to dividend reinvestment and employee benefit plans. This increase in average common shares outstanding reduced first quarter 2003 earnings per share by $0.19 compared to the corresponding period in 2002. To reduce the dilutive effect of the equity offering we redeemed a portion of outstanding promissory notes that were issued to LIPA, as previously mentioned. Interest savings associated with this redemption are estimated to be $15.6 million after-tax, or $0.09 per share, in 2003.

Consolidated earnings are seasonal in nature due to the significant contribution to earnings of the gas distribution operations. As a result, we expect to earn most of our annual earnings in the first and fourth quarters of our fiscal year, and breakeven or marginally profitable earnings are anticipated to be achieved in the second and third quarters of our fiscal year.

Review of Operating Segments
----------------------------

In response to new disclosure regulations adopted by the Securities and Exchange Commission as part of its implementation of the Sarbanes-Oxley Act of 2002 - specifically Regulation G which became effective March 2003 - we will be reporting all of KeySpan's segment results on an Operating Income basis for 2003 and 2002. Management believes that this Generally Accepted Accounting Principle
(GAAP) based measure provides a true indication of KeySpan's underlying performance associated with its operations. The following is a discussion of financial results achieved by KeySpan's operating segments presented on an Operating Income basis.

Gas Distribution

KeySpan Energy Delivery New York ("KEDNY") provides gas distribution service to customers in the New York City Boroughs of Brooklyn, Staten Island and a portion of Queens, and KeySpan Energy Delivery Long Island ("KEDLI") provides gas distribution service to customers in the Long Island counties of Nassau and Suffolk and the Rockaway Peninsula of Queens County. Four gas distribution companies - Boston Gas Company, Colonial Gas Company, Essex Gas Company, and EnergyNorth Natural Gas Inc., each doing business under the name KeySpan Energy Delivery New England ("KEDNE"), provide gas distribution service to customers in Massachusetts and New Hampshire.

The table below highlights certain significant financial data and operating statistics for the Gas Distribution segment for the periods indicated. Net revenues for 2002 have been restated to reflect a reclassification of gross receipt taxes from revenue taxes to state income taxes, which is not an operating income measure.

-----------------------------------------------------------------------------------------------------------
                                                                          Three Months Ended March 31,
(In Thousands of Dollars)                                                  2003                   2002
-----------------------------------------------------------------------------------------------------------
Revenues                                                                $ 1,832,701            $ 1,222,966
Cost of gas                                                               1,154,132                613,584
Revenue taxes                                                                38,616                 32,556
-----------------------------------------------------------------------------------------------------------
Net Revenues                                                                639,953                576,826
-----------------------------------------------------------------------------------------------------------
Operating Expenses
   Operations and maintenance                                               166,090                145,539
   Depreciation and amortization                                             70,817                 63,018
   Operating taxes                                                           38,109                 37,250
-----------------------------------------------------------------------------------------------------------
Total Operating Expenses                                                    275,016                245,807
-----------------------------------------------------------------------------------------------------------
Operating Income                                                            364,937                331,019
-----------------------------------------------------------------------------------------------------------
Firm gas sales and transportation (MDTH)                                    155,666                116,518
Transportation - Electric
   Generation (MDTH)                                                          5,003                 13,359
Other Sales (MDTH)                                                           53,670                 62,912
Warmer (Colder) than Normal - New York                                         (8.5)%                18.0%
Warmer (Colder) than Normal - New England                                     (10.0)%                16.0%
-----------------------------------------------------------------------------------------------------------

An MDTH is 10,000 therms (British Thermal Units) and reflects the heating content of approximately one million cubic feet of gas. A therm reflects the heating content of approximately 100 cubic feet of gas. One billion cubic feet
(BCF) of gas equals approximately 1,000 MDTH.

Net Revenues

Net gas revenues (revenues less the cost of gas and associated revenue taxes) from our gas distribution operations increased by $63.1 million, or 11%, in the first quarter of 2003 compared to same quarter last year. Both our New York and New England based gas distribution operations benefited from the significantly colder than normal weather experienced throughout the Northeastern United States. Based on heating degree days, weather for the first quarter of 2003 was approximately 8.5%-10% colder than normal and approximately 35% colder than last year in our New York and New England service territories.

Net revenues from firm gas customers (residential, commercial and industrial customers) in our New York service territory increased by $29.1 million for the first quarter of 2003 compared to the same period last year. The combination of conversions of oil heating customers to natural gas, as well as higher customer consumption due to the colder than normal weather added $38.9 million to net revenues during the first quarter of 2003. However, KEDNY and KEDLI each operate under a utility tariff that contains a weather normalization adjustment that significantly offsets variations in firm net revenues due to fluctuations in normal weather. These weather normalization adjustments resulted in a $19.2 million refund to firm gas customers during the first quarter of 2003. Further, included in net revenues is the recovery of certain taxes that added $9.4 million to net revenues during the first quarter of 2003. These revenues, however, do not impact net income since the taxes they are designed to recover are expensed as amortization charges and income taxes, as appropriate, on the Consolidated Statement of Income.

Net revenues from firm gas customers in our New England service territory increased by $19.9 million for the first quarter of 2003 compared to the same period last year. The combination of conversions to natural gas as well as higher customer consumption due to the colder than normal weather added $35.7 million to net revenues during the first quarter of 2003. The gas distribution operations of our New England based subsidiaries do not have a weather normalization adjustment. To mitigate the effect of fluctuations in normal weather patterns on KEDNE's results of operations and cash flows, weather derivatives were in place for the 2002/2003 winter heating season. Since weather during the first quarter of 2003 was 10% colder than normal in the New England service territory, we recorded an $11.9 million reduction to revenues to reflect the loss on these derivative transactions. (See Note 6 to the Consolidated Financial Statements "Hedging and Derivative Financial Instruments" for further information). Further, included in net revenues for the first quarter of 2002, was a benefit of $3.9 million as a result of a favorable ruling from the Massachusetts Supreme Judicial Court relating to the appeal by Boston Gas Company of its Performance Based Rate Plan ("PBR").

Firm gas distribution rates in the first quarter of 2003, other than for the recovery of gas costs, have remained substantially unchanged from rates charged last year in all of our service territories.

In our large-volume heating and other interruptible (non-firm) markets, which include large apartment houses, government buildings and schools, gas service is provided under rates that are designed to compete with prices of alternative fuel, including No. 2 and No. 6 grade heating oil. Net revenues from sales to these markets increased by $14.1 million during the first quarter of 2003 compared to same period last year as a result of aggressive pricing. The majority of interruptible profits earned by KEDNE and KEDLI are returned to firm customers as an offset to gas costs.

We are committed to our expansion strategies initiated during the past few years. We believe that significant growth opportunities exist on Long Island and in our New England service territories. We estimate that on Long Island approximately 35% of the residential and multi-family markets, and approximately 55% of the commercial market, currently use natural gas for space heating. Further, we estimate that in our New England service territories approximately 50% of the residential and multi-family markets, and approximately 45% of the commercial market, currently use natural gas for space heating purposes. We will continue to seek growth, in all our market segments, through the expansion of our gas distribution system, as well as through the conversion of residential homes from oil-to-gas for space heating purposes and the pursuit of opportunities to grow multi-family, industrial and commercial markets.

Firm Sales, Transportation and Other Quantities

Firm gas sales and transportation quantities increased by 34% during the three months ended March 31, 2003, compared to the same period in 2002, due to higher customer consumption as a result of the significantly colder weather, as well as from conversions to natural gas. Net revenues are not affected by customers opting to purchase their gas supply from other sources, since delivery rates charged to transportation customers generally are the same as delivery rates charged to full sales service customers. Transportation quantities related to electric generation reflect the transportation of gas to our electric generating facilities located on Long Island. Net revenues from these services are not material.

Other sales quantities include on-system interruptible quantities, off-system sales quantities (sales made to customers outside of our service territories) and related transportation. During the first quarter of 2003, we had an agreement with Coral Resources, L.P. ("Coral"), a subsidiary of Shell Oil Company, under which Coral assisted in the origination, structuring, valuation and execution of energy-related transactions on behalf of KEDNY and KEDLI. We also had a portfolio management contract with Entergy-Koch, under which Entergy-Koch provided all of the city gate supply requirements at market prices and managed certain upstream capacity, underground storage and term supply contracts for KEDNE. Our agreements with Coral and Entergy-Koch expired on March 31, 2003 and were renewed through March 31, 2006.

Purchased Gas for Resale

The increase in gas costs for the first quarter of 2003 compared to the first quarter of 2002 of $540.6 million, or 88%, reflects an increase of 40% in the price per dekatherm of gas purchased, and a 34% increase in the quantity of gas purchased. Fluctuations in utility gas costs associated with firm gas customers have no impact on operating results. The current gas rate structure of each of our gas distribution utilities includes a gas adjustment clause, pursuant to which variations between actual gas costs incurred and gas costs billed are deferred and refunded to or collected from customers in a subsequent period.

Operating Expenses

Operating expenses during the first quarter of 2003 compared to the same quarter last year have increased by $29.2 million, or 12%. The increase in operating expense in 2003 is attributable, in part, to higher pension and other postretirement benefits which increased by $9.2 million, net of amounts deferred and subject to regulatory true-ups, over the level incurred in 2002. The cost of these benefits has risen primarily as a result of lower actual returns on plan assets, as well as increased health care costs. Further, the colder weather experienced in the first quarter of 2003 resulted in increased repair and maintenance work on our gas distribution infrastructure that increased operating expenses by approximately $6 million. Also, the bad debt reserve has increased primarily as a result of higher account receivables due to the cold weather and higher cost of gas purchased. Depreciation and amortization expense has increased as a result of the continued expansion of the gas distribution system. Further, included in depreciation and amortization expense is the amortization of certain property taxes previously deferred and currently being recovered through revenues.

Other Matters

To take advantage of the anticipated gas sales growth opportunities in our New York service territory, in 2000 we formed the Islander East Pipeline, LLC ("Islander East"), a limited liability company in which a KeySpan subsidiary and a subsidiary of Duke Energy Corporation each own a 50% equity interest. Islander East has obtained all required permits in New York State for the construction of the facility. However, the State of Connecticut has issued a moratorium on the issuance of permits relating to the construction of energy projects until June 2003. Islander East has therefore been unable to obtain the necessary permits from the State of Connecticut at this time. Islander East has also appealed a denial by the State of Connecticut of the coastal zone management permit to the U.S. Department of Commerce and such appeal is currently pending. Assuming the receipt of approvals from the State of Connecticut by September 2003, the Islander East pipeline is expected to begin operating by year-end 2004. The pipeline will transport 260,000 DTH daily to the Long Island and New York City energy markets, enough fuel to heat 600,000 homes, as well as allow us to further diversify the geographic sources of our gas supply. Various options for the financing of this pipeline are currently being evaluated.

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

Selected financial data for the Electric Services segment is set forth in the table below for the periods indicated.

-------------------------------------------------------------------------------
                                               Three Months Ended March 31,
(In Thousands of Dollars)                      2003                   2002
-------------------------------------------------------------------------------
Revenues                                     $ 334,419               $ 314,710
Purchased fuel                                  79,268                  53,993
-------------------------------------------------------------------------------
Net Revenues                                   255,151                 260,717
-------------------------------------------------------------------------------
Operating Expenses
   Operations and maintenance                  161,304                 148,119
   Depreciation                                 16,538                  13,733
   Operating taxes                              37,639                  37,371
-------------------------------------------------------------------------------
Total Operating Expenses                       215,481                 199,223
-------------------------------------------------------------------------------
Operating Income                                39,670                  61,494
-------------------------------------------------------------------------------
Electric sales (MWH)*                          767,349               1,091,243
Capacity(MW)*                                    2,200                   2,200
Cooling degree days                                N/A                    N/A
-------------------------------------------------------------------------------

*Reflects the operations of the Ravenswood facility only.

Net Revenues

Total electric net revenues decreased by $5.6 million, or 2%, in the first quarter of 2003, compared to the same quarter of 2002. Lower comparative net revenues from the Ravenswood facility of $12.9 million were offset, in part, by net revenues from the Glenwood Landing and Port Jefferson electric "peaking" facilities located on Long Island. The Glenwood facility was placed in service on June 1, 2002, while the Port Jefferson facility was placed in service on July 1, 2002. Net revenues from these facilities were $7.9 million during the three months ended March 31, 2003. Net revenues from the LIPA service agreements were consistent with last year.

As mentioned, net revenues from the Ravenswood facility were $12.9 million, or 18% lower during the first quarter of 2003, compared to the same period in 2002 reflecting, primarily, a decrease in capacity sales of $11.8 million, or 20%. Lower capacity revenues reflect more competitive pricing by the electric generators that bid into the New York Independent System Operator ("NYISO") energy market which lowered capacity clearing prices by approximately 26% compared to last year. Net revenues from energy sales remained relatively flat compared to last year. Due to a major overhaul of our largest steam generator, energy sales quantities were lower during the first quarter of 2003 compared to the same period last year. However, the impact of lower sales quantities were offset by significantly higher "spark-spreads" (the selling price of electricity less cost of fuel).

The rules and regulations for capacity, energy sales and the sale of certain ancillary services to the NYISO energy markets continue to evolve and the Federal Energy Regulatory Commission ("FERC") has adopted several price mitigation measures that have adversely impacted earnings from the Ravenswood facility. Certain of these mitigation measures are still subject to rehearing and possible judicial review. The final resolution of these issues and their effect on our financial position, results of operations and cash flows cannot be fully determined at this time. (See KeySpan's 2002 Annual Report on Form 10K for the Year Ended December 31, 2002 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Market and Credit Risk Management Activities" for a further discussion of these matters.)

Operating Expenses

Operating expenses increased by $16.3 million, or 8%, in the first quarter of 2003 compared to the same quarter of 2002, primarily as a result of higher comparative pension and other postretirement benefits. LIPA reimburses KeySpan for costs directly incurred by KeySpan in providing service to LIPA, subject to certain sharing provisions. These reimbursements are based on predetermined estimates of operating costs. Variations between certain actual operating costs incurred (i.e. postretirement costs and property taxes) and the predetermined estimates are deferred and refunded to or collected from LIPA in subsequent periods. As a result of an adjustment recorded in 2002 relating to this "true-up", comparative pension and other postretirement costs were approximately $11 million higher in this quarter compared to this time last year. Further, plant maintenance costs were $5.3 million higher during the first quarter of 2003 compared to the first quarter of 2002, due to the major overhaul of our largest steam generator as previously mentioned.

Other Matters

During 2002, construction began on a new 250 MW combined cycle generating facility at the Ravenswood facility site. The new facility is expected to commence operations in late 2003. The capacity and energy produced from this plant are anticipated to be sold into the NYISO energy markets. We are also progressing through the siting process before the New York State Board on Electric Generation Siting and the Environment with a proposal to build a similar 250 MW combined cycle electric generating facility on Long Island. On February 4, 2003, an Examiners' Recommended Decision was issued recommending the granting of a certificate of environmental capability and public need for this proposed facility. In addition, as part of our growth strategy, we continually evaluate the possible acquisition of additional generating facilities in the Northeast. However, we are unable to predict when or if any such facilities will be acquired and the effect any such acquired facilities will have on our financial condition, results of operations or cash flows.

Energy Services

The Energy Services segment primarily includes companies that provide services through three lines of business to clients primarily located within the New York City metropolitan area, including New Jersey and Connecticut, as well as in Rhode Island, Pennsylvania, Massachusetts and New Hampshire. The lines of business are Home Energy Services, Business Solutions, and Fiber Optic Services.

The table below highlights selected financial information for the Energy Services segment.

--------------------------------------------------------------------------------
                                                  Three Months Ended March 31,
(In Thousands of Dollars)                         2003                   2002
--------------------------------------------------------------------------------
Revenues                                       $ 193,797              $ 241,559
Less: cost of gas and fuel                        60,153                 66,155
--------------------------------------------------------------------------------
Net Revenues                                     133,644                175,404
Other operating expenses                         142,792                184,762
--------------------------------------------------------------------------------
Operating Income                                  (9,148)                (9,358)
--------------------------------------------------------------------------------


Net revenues decreased by 24% during the first quarter of 2003 compared to the same period last year, primarily as a result of the discontinuation of the general contracting business of one of our subsidiaries. Excluding those operations, net revenues decreased by 7% during the first quarter of 2003 compared to the same quarter last year, due to lower margins realized on large construction projects as result of the continued down turn in the economy.

Operating Income for the Business Solutions group of companies, which provide mechanical contracting, plumbing, engineering and consulting services to commercial, institutional, and industrial customers, decreased by $2.0 million for the first quarter of 2003 compared to the corresponding quarter of last year. This decrease reflects the slow down in the economy, which has delayed the start-up of certain engineering and construction projects. Further, as mentioned, the continued down turn in the economy has lowered margins realized on construction projects currently in progress. This is further reflected by a backlog of approximately $479 million at March 31, 2003, compared to $ 514 at December 31, 2002 and $647 million at March 31, 2002.

Offsetting the results of the Business Solutions group of companies, was an increase in operating income of $2.2 million associated with the Home Energy Services group of companies. These companies provide residential and small commercial customers with service and maintenance contracts, as well as the retail marketing of natural gas and electricity. In the first quarter of 2002, these companies recorded an additional reserve for bad debts of approximately $5 million.

Energy Investments

The Energy Investment segment consists of our gas exploration and production operations, certain other domestic and international energy-related investments, as well as certain technology related investments. Our gas exploration and
production  subsidiaries,   Houston  Exploration  and  KeySpan  Exploration  and
Production LLC ("KES E&P") are engaged in gas and oil exploration and production, and the development and acquisition of domestic natural gas and oil properties. In line with our strategy of monetizing or divesting certain non-core assets, in October 2002 we monetized a portion of our assets in the joint venture drilling program with Houston Exploration that was initiated in 1999. Further, in February 2003, we reduced our ownership interest in Houston Exploration to approximately 56% (from the previous level of 66%) through the repurchase, by Houston Exploration, of three million shares of common stock owned by KeySpan. The net proceeds of approximately $79 million received in connection with this repurchase were used to pay down short-term debt. We realized a $19.0 million gain on this transaction that was recorded in Other Income and Deductions in the Consolidated Statement of Income. Income taxes were not provided on this transaction, since the transaction was structured as a return of capital.

Selected financial data and operating statistics for our gas exploration and production activities are set forth in the following table for the periods indicated.

------------------------------------------------------------------------------------------------
                                                                Three Months Ended March 31,
(In Thousands of Dollars)                                        2003                   2002
------------------------------------------------------------------------------------------------
Revenues                                                      $ 127,847                $ 76,926
Depletion and amortization expense                               47,443                  41,446
Other operating expenses                                         24,814                  15,655
------------------------------------------------------------------------------------------------
Operating Income                                                 55,590                  19,825
------------------------------------------------------------------------------------------------
Natural gas and oil production (Mmcf)                            26,086                  25,670
Natural gas (per Mcf) realized                                $    4.91                $   2.98
Natural gas (per Mcf) unhedged                                $    6.35                $   2.29
------------------------------------------------------------------------------------------------

*Operating income above represents 100% of our gas exploration and production subsidiaries' results for the periods indicated. Gas reserves and production are stated in BCFe and Mmcfe, which includes equivalent oil reserves.

The increase in operating income of $35.8 million for the three months ended March 31, 2003, compared to the corresponding period last year, reflects, in part, a significant increase in revenues offset, to some extent, by an increase in operating expenses associated with higher production volumes. Revenues for the first quarter of 2003, compared to the first quarter of 2002, benefited by the significant increase in comparative average realized gas prices (average wellhead price received for production including hedging gains and losses). Average realized gas prices increased 65% for the first quarter of 2003, compared with the corresponding period last year (from $2.98 per Mcf in 2002 to $4.91 per Mcf in 2003). Revenues also benefited from an increase of 2% in production volumes.

The average realized gas price for 2003 was 77% of the average unhedged natural gas price, resulting in revenues that were $34.7 million lower than revenues that would have been achieved if derivative financial instruments had not been in place during the first quarter of 2003. Houston Exploration hedged almost 70% of its 2003 first quarter production, principally through the use of costless collars. The average realized gas price for the first quarter of 2002 was 130% of the average unhedged natural gas price, resulting in revenues that were $17.0 million higher than revenues that would have been achieved if derivative financial instruments had not been employed during the first quarter of 2002. These derivative instruments are designed to provide Houston Exploration with a more predictable cash flow, as well as to reduce its exposure to fluctuations in natural gas prices. At March 31, 2003 Houston Exploration had derivative positions in place to hedge approximately 67% of its estimated 2003 production and approximately 38% of its estimated 2004 production, again principally through the use of costless collars. Depending upon market conditions, Houston Exploration may enter into additional derivative positions during 2003 to hedge a larger portion of its estimated 2004 production. (See Note 6 to the Consolidated Financial Statements, "Hedging and Derivative Financial
Instruments"  for  further  information  on  these  derivative  positions.)

The depletion rate was $1.77 per Mcf for the three months ended March 31, 2003, compared to $1.63 per Mcf for the same period in 2002. The depletion rate has increased as Houston Exploration completed the evaluation of several properties that were classified as unproved during the fourth quarter of 2002. As the evaluation is completed, the costs associated with these properties were reclassified into the amortization base without incremental reserve additions. In addition, future development costs have increased from prior year estimates.

The table below indicates the net proved reserves of our gas exploration and production subsidiaries at December 31, 2002.

                                                  BCFe          %
-------------------------------------------------------------------
Houston Exploration                                650       96.7%
KSE E&P                                             22        3.3%
-------------------------------------------------------------------
Total                                              672      100.0%
-------------------------------------------------------------------



This segment also consists of KeySpan Canada; our 20% interest in Iroquois Gas Transmission System LP ("Iroquois"); and our 50% interest in the Premier Transmission Pipeline and 24.5% interest in Phoenix Natural Gas, both located in Northern Ireland.

Selected financial data and operating statistics for our other energy-related investments are set forth in the following table for the periods indicated.

--------------------------------------------------------------------------------
                                                  Three Months Ended March 31,
(In Thousands of Dollars)                         2003                   2002
--------------------------------------------------------------------------------
Revenues                                        $ 26,464               $ 17,636
Operation and maintenance expense                 16,644                 14,056
Other operating expenses                           5,353                  3,029
--------------------------------------------------------------------------------
Operating Income                                   4,467                    551
--------------------------------------------------------------------------------

The increase in operating income for the first quarter of 2003 compared to the same quarter last year primarily reflects lower comparative losses associated with certain technology-related investments, as well as slightly higher operating income associated with our Canadian investments. The earnings associated with Iroquois and our Northern Ireland investments are recorded on the equity method and appropriately recorded in Other Income and Deductions, and are therefore not reflected in the above table.

We do not consider certain businesses contained in the Energy Investments segment to be part of our core asset group. We have stated in the past that we may sell or otherwise dispose of all or a portion of our non-core assets. In furtherance of this objective, we recently sold our approximate 20% ownership interest in Taylor NGL Limited Partnership, which owns and operates two extraction plants, one located in British Columbia, and one in Alberta, Canada, to AltaGas Services, Inc. We are also in the process of monetizing a portion of our interests in KeySpan Canada through the establishment of an open-ended income fund trust (the "Fund") organized under the laws of Alberta, Canada. The Fund would initially acquire an approximate 33% of the ownership interests of KeySpan Canada through an indirect subsidiary, and would issue trust units to the public through an initial public offering. Each trust unit will represent a beneficial interest in the Fund and will be registered on the Toronto Stock Exchange. Based on current market conditions, however, we cannot predict when, or if, the KeySpan Canada transaction, or any such other sales or dispositions of our non-core assets may take place, or the effect that any such sale or disposition may have on our financial position, results of operations or cash flows.

Allocated Costs

We are subject to the jurisdiction of the SEC under the Public Utility Holding Company Act ("PUHCA") as amended. As part of the regulatory provisions of PUHCA, the SEC regulates various transactions among affiliates within a holding company system. In accordance with the SEC's regulations under PUHCA and the New York State Public Service Commission, we have service companies that provide: (i) traditional corporate and administrative services; (ii) gas and electric transmission and distribution systems planning, marketing, and gas supply planning and procurement; and (iii) engineering and surveying services to subsidiaries. During the first quarter of 2003, these non-operating subsidiaries incurred general corporate expenses primarily related to consulting, auditing and legal costs associated with the implementation of the Sarbanes-Oxley Act that were not allocated to the various operating subsidiaries.

Liquidity

Cash flow from operations increased by $157.3 million during the first quarter of 2003 compared to the same quarter last year. This increase reflects, in part, significantly higher gas prices, which benefited our gas exploration and production operations. Further, outstanding receivables at December 2002 associated with gas distribution operations were significantly higher than the prior year and, therefore, resulted in higher collections during the first quarter of 2003. In addition, cash earnings were higher in the first quarter of 2003 compared to the same period last year, due in part, to the termination of an interest rate swap, as well as the gain from the monetization of a portion of our investment in Houston Exploration.

A substantial portion of consolidated revenues are derived from the operations of businesses within the Electric Services segment, that are largely dependent upon two large customers - LIPA and the NYISO. Accordingly, our cash flows are dependent upon the timely payment of amounts owed to us by these customers.

At March 31, 2003, we had cash and temporary cash investments of $244.1 million. During the three months ended March 31, 2003, we repaid $238.4 million of commercial paper and, at March 31, 2003, $677.3 million of commercial paper was outstanding at a weighted average annualized interest rate of 1.37%. We had the ability to borrow up to an additional $622.7 million at March 31, 2003, under the terms of our credit facility.

KeySpan has an existing 364-day revolving credit agreement with a commercial bank syndicate of 16 banks totaling $1.3 billion. The credit facility is used to back up the $1.3 billion commercial paper program. The fees for the facility are subject to a ratings-based grid, with an annual fee of .075% on the total amount of the revolving facility. The credit agreement allows for KeySpan to borrow using several different types of loans; specifically, Eurodollar loans, Adjustable Bank Rate ("ABR") loans, or competitively bid loans. Eurodollar loans are based on the Eurodollar rate plus a margin of 42.5 basis points for loans up to 33% of the facility, and an additional 12.5 basis points for loans over 33% of the total facility. ABR loans are based on the greater of the Prime Rate, the base CD rate plus 1%, or the Federal Funds Effective Rate plus 0.5%. Competitive bid loans are based on bid results requested by KeySpan from the lenders. We do not anticipate borrowing against this facility; however, if the credit rating on our commercial paper program were to be downgraded, it may be necessary to do so.

The credit facility contains certain affirmative and negative operating covenants, including restrictions on KeySpan's ability to mortgage, pledge, encumber or otherwise subject its property to any lien, as well as certain financial covenants that require us to, among other things, maintain a consolidated indebtedness to consolidated capitalization ratio of no more than 66%.

Under the terms of the credit facility, KeySpan's debt-to-total capitalization ratio reflects 80% equity treatment for the MEDS Equity Units issued in May 2002. In addition, the $425 million Ravenswood Master Lease is treated as debt. At March 31, 2003, consolidated indebtedness, as calculated under the terms of the credit facility, was 57.4% of consolidated capitalization. Violation of this covenant could result in the termination of the credit facility and the required repayment of amounts borrowed thereunder, as well as possible cross defaults under other debt agreements. (See discussion under "Off-Balance Sheet Arrangements" for an explanation of the Ravenswood Master Lease.)

The credit facility also requires that net cash proceeds from the sale of significant subsidiaries be applied to reduce consolidated indebtedness. Further, an acceleration of indebtedness of KeySpan or one of its subsidiaries for borrowed money in excess of $25 million in the aggregate, if not annulled within 30 days after written notice, would create an event of default under the Indenture dated November 1, 2000, between KeySpan Corporation and the JPMorganChase Bank as Trustee. At March 31, 2003, KeySpan was in compliance with all covenants.

Houston Exploration has a revolving credit facility with a commercial banking syndicate that provides Houston Exploration with a commitment of $300 million, which can be increased at its option to a maximum of $350 million with prior approval from the banking syndicate. The credit facility is subject to borrowing base limitations, initially set at $300 million and will be re-determined semi-annually. Up to $25 million of the borrowing base is available for the issuance of letters of credit. The credit facility matures on July 15, 2005, is unsecured and ranks senior to all existing debt of Houston Exploration.

Under the Houston Exploration credit facility, interest on base rate loans is payable at a fluctuating rate, or base rate, equal to the sum of (a) the greater of the federal funds rate plus 0.50% or the bank's prime rate plus (b) a variable margin between 0% and 0.50%, depending on the amount of borrowings outstanding under the credit facility. Interest on fixed rate loans is payable at a fixed rate equal to the sum of (a) a quoted reserve adjusted LIBOR rate, plus (b) a variable margin between 1.25% and 2.00%, depending on the amount of borrowings outstanding under the credit facility.

Financial covenants require Houston Exploration to, among other things, (i) maintain an interest coverage ratio of at least 3.00 to 1.00 of earnings before interest, taxes and depreciation ("EBITDA") to cash interest; (ii) maintain a total debt to EBITDA ratio of not more than 3.50 to 1.00; and (iii) hedge no more than 70% of natural gas production during any 12-month period. At March 31, 2003, Houston Exploration was in compliance with all financial covenants.

During the first quarter of 2003, Houston Exploration borrowed $18 million under its credit facility and repaid $40 million. At March 31, 2003, $130 million of borrowings remained outstanding at a weighted average annualized interest rate of 3.31%. Also, $15.5 million was committed under outstanding letters of credit obligations. At March 31, 2003, $154.5 million of borrowing capacity was available.

KeySpan Canada has two revolving credit facilities with financial institutions in Canada. Repayments under these agreements totaled approximately US $10.5 million during the first quarter of 2003. At March 31, 2003, approximately US $148.7 million was outstanding at a weighted average annualized interest rate of 3.65%. KeySpan Canada currently has available borrowings of approximately US $38.4 million. These revolving credit agreements have been extended through January 2004. KeySpan is a guarantor under one of these credit facilities and an event of default would exist thereunder if KeySpan, as guarantor, falls below investment grade rating or its ratings fall below A3 (by Moody's Investor Services) or A- (by Standard & Poor's) at a time when its consolidated indebtedness, as measured using the same criteria employed under KeySpan's credit facility, is greater than 66% of consolidated capitalization or its cash flow to interest expense is less than 2.25 to 1.00. At March 31, 2003, KeySpan and KeySpan Canada were in compliance with all covenants.

On January 17, 2003, KeySpan sold 13.9 million shares of common stock to the open market and realized net proceeds of approximately $473 million. All shares were offered by KeySpan pursuant to the effective shelf registration statement filed with the Securities and Exchange Commission. Net proceeds from the equity sale were used initially to pay down commercial paper. In addition, as previously noted, we used the net proceeds of approximately $79 million received in February 2003 in connection with the partial monetization of Houston Exploration to repay short-term debt.

We satisfy our seasonal working capital requirements primarily through internally generated funds and the issuance of commercial paper. We believe that these sources of funds are sufficient to meet our seasonal working capital needs. In addition, we currently use treasury stock to satisfy the requirements of our dividend reinvestment and employee benefit plans.

Capital Expenditures and Financing

Construction Expenditures

The table below sets forth our construction expenditures by operating segment for the periods indicated:

------------------------------------------------------------------------------
                                                 Three Months Ended March 31,
(In Thousands of Dollars)                       2003                    2002
------------------------------------------------------------------------------
Gas Distribution                              $ 78,013               $ 84,366
Electric Services                               56,731                 88,544
Energy Investments                              84,309                 67,697
Energy Services                                  1,726                  3,546
------------------------------------------------------------------------------
                                             $ 220,779              $ 244,153
------------------------------------------------------------------------------


Construction expenditures related to the Gas Distribution segment are primarily for the renewal and replacement of mains and services and for the expansion of the gas distribution system. Construction expenditures for the Electric Services segment reflect costs to: (i) maintain our generating facilities; (ii) expand the Ravenswood facility; and (iii) construct new Long Island generating facilities as previously noted. Construction expenditures related to the Energy Investments segment primarily reflect costs associated with gas exploration and production activities. These costs are related to the exploration and development of properties primarily in Southern Louisiana and in the Gulf of Mexico. Expenditures also include development costs associated with the joint venture with Houston Exploration, as well as costs related to KeySpan Canada's gas processing facilities.

At March 31, 2003, total expenditures associated with the siting, permitting and construction of the Ravenswood expansion project, the siting, permitting and procurement of equipment for the Long Island 250MW combined cycle generation plant, and the siting and permitting of the Islander East pipeline project were $270.4 million.

Financing

In connection with the KeySpan/LILCO business combination, KeySpan and certain of its subsidiaries issued promissory notes to LIPA to support certain debt obligations assumed by LIPA. At December 31, 2002 the remaining principal amount of promissory notes issued to LIPA was approximately $600 million. Under these promissory notes, KeySpan is required to obtain letters of credit to secure its payment obligations if its long-term debt is not rated at least in the "A" range by at least two nationally recognized statistical rating agencies. In an effort to mitigate the dilutive effect of the equity issuance previously mentioned, in March 2003, we called approximately $447 million aggregate principal amount of such promissory notes at the applicable redemption prices plus accrued and unpaid interest through the dates of redemption. Interest savings associated with this redemption are estimated to be $15.6 million after-tax, or $0.09 per share, in 2003.

In April 2003, we issued $300 million of medium-term and long-term debt. The debt was issued in the following two series: (i) $150 million 4.65% Notes due 2013; and (ii) $150 million 5.875% Notes due 2033. The proceeds of this issuance were used to pay down outstanding commercial paper.

KeySpan has the ability under the Public Utility Holding Company Act ("PUHCA") to issue up to $2.2 billion of securities through December 31, 2003. Following the recent common stock offering previously mentioned and after accounting for the shares of common stock expected to be issued for employee benefit and dividend reinvestment plans, we have approximately $25 million available for the issuance of new securities under our current PUHCA authorization. However, the issuance of securities in connection with the redemption of existing securities (including the promissory notes discussed previously) is permitted under our PUHCA authorization notwithstanding the foregoing limit. We intend to seek authorization from the SEC in the near term to enable us to, among other things, issue additional securities in an aggregate amount not yet determined. It is anticipated that this authorization will be obtained before the end of the year.

During 2003, we intend to issue approximately $150 million of either taxable or tax-exempt long-term debt securities in a manner that will be exempt from PUCHA restrictions. We anticipate that the proceeds from the issuance will be used to re-pay the outstanding commercial paper related to the construction of the two Long Island peaking-power plants. We will continue to evaluate our capital structure and financing strategy for 2003 and beyond. We believe that our current sources of funding (i.e., internally generated funds, the issuance of additional securities as noted above, and the availability of commercial paper), together with the cash proceeds from the recent equity offering, are sufficient to meet our anticipated working capital needs for the foreseeable future.

The following table represents the ratings of our long-term debt at March 31, 2003. Currently, these ratings are all on stable outlook with the exception of Standard & Poor's rating on KeySpan Corporation, which is on negative outlook.

--------------------------------------------------------------------------------
                             Moody's Investor      Standard
                                Services           & Poor's     FitchRatings
--------------------------------------------------------------------------------
KeySpan Corporation                A3                 A              A-
KEDNY                              A2                 A+             A+
KEDLI                              A2                 A+             A-
Boston Gas                         A2                 A2             N/A
Colonial Gas                       A                  A              N/A
--------------------------------------------------------------------------------


Off-Balance Sheet Arrangements

Guarantees

KeySpan has a number of financial guarantees with its subsidiaries that have remained substantially unchanged since December 31, 2002. At March 31, 2003, KeySpan has fully and unconditionally guaranteed certain medium-term notes issued by KEDLI under KEDLI's current shelf registration, as well as guaranteed a revolving credit agreement associated with its Canadian subsidiary. Both the medium-term notes and outstanding borrowings under the credit facility are reflected on the Consolidated Balance Sheet. Further, KeySpan has guaranteed:
(i) surety bonds associated with certain construction projects currently being performed by subsidiaries within the Energy Services segment; (ii) certain supply contracts, margin accounts and purchase orders for certain subsidiaries;
(iii) the obligations of KeySpan Ravenswood LLC, the lessee under the $425 million Master Lease Agreement associated with the Ravenswood facility; and (iv) certain subsidiary letters of credit. KeySpan has also guaranteed $25 million associated with a non-affiliated company's line of credit. These guarantees are not recorded on the Consolidated Balance Sheet. At this time, we have no reason to believe that our subsidiaries or the non-affiliated company will default on their current obligations. However, we cannot predict when or if any defaults may take place or the impact such defaults may have on our consolidated results of operations, financial condition or cash flows (See Note 8 to the Consolidated Financial Statements, "Financial Guarantees and Contingencies" and Note 9
"Variable Interest Entity" for a description of the leasing arrangement associated with the Ravenswood Master Lease Agreement and additional information regarding KeySpan's guarantees.)

Variable Interest Entity

We have an arrangement with a variable interest entity through which we lease a portion of the Ravenswood facility. We acquired the Ravenswood facility, in part, through the variable interest entity from The Consolidated Edison Company of New York ("Consolidated Edison") on June 18, 1999 for approximately $597 million. In order to reduce the initial cash requirements, we entered into a lease agreement (the "Master Lease") with a variable interest, unaffiliated financing entity that acquired a portion of the facility, three steam generating units, directly from Consolidated Edison and leased it to a KeySpan subsidiary. The variable interest unaffiliated financing entity acquired the property for $425 million, financed with debt of $412.3 million (97% of capitalization) and equity of $12.7 million (3% of capitalization). Monthly lease payments equal the monthly interest expense on the debt securities. The Master Lease currently qualifies as an operating lease for financial reporting purposes while preserving our ownership of the facility for federal and state income tax purposes.

In January 2003, The Financial Accounting Standards Board (the "Board") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This Interpretation would require us to, among other things, consolidate this variable interest entity for the first interim period ending after June 15, 2003, so long as the current variable interest structure remains intact. FIN 46 will require us to classify the Master Lease as debt on the Consolidated Balance Sheet at an amount approximately equal to fair market value. As previously mentioned, under the terms of our credit facility the Master Lease is considered debt in the ratio of debt-to-total capitalization and therefore, implementation of FIN 46 will have no impact on our credit facility. Further, we will be required to record an asset on the Consolidated Balance Sheet for an amount equal to the fair market value of the leased assets. The Interpretation contains certain other provisions that we will be required to implement in 2003 and such provisions may impact future earnings. (See Note 9 to the Consolidated Financial Statements "Variable Interest Entity" for a more detailed description of the Master Lease and FIN 46 implementation issues.)

Contractual Obligations

KeySpan has certain contractual obligations related to its outstanding long-term debt, outstanding credit facility borrowings, outstanding commercial paper borrowings, operating and capital leases, and demand charges associated with certain commodity purchases. These obligations have remained substantially unchanged since December 31, 2002. (For additional details regarding these obligations see KeySpan's Annual Report on Form 10K for the Year Ended December 31, 2002, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, Note 6 to those Consolidated Financial Statements
"Long-Term Debt", as well as Note 7 to those Consolidated Financial Statements "Contractual Obligations, Financial Guarantees and Contingencies.")

Discussions of Critical Accounting Policies and Assumptions

In preparing our financial statements, the application of certain accounting policies requires difficult, subjective and/or complex judgments. The circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the impact of matters that are inherently uncertain. Actual effects on our financial position and results of operations may vary significantly from expected results if the judgments and assumptions underlying the estimates prove to be inaccurate. At March 31, 2003,

KeySpan's critical accounting policies and assumptions have remained substantially unchanged since December 31, 2002. Below is a brief discussion of those critical accounting policies requiring such subjectivity. For a more detailed discussion of these policies and assumptions see KeySpan's Annual Report on Form 10K for the Year Ended December 31, 2002, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations "Discussion of Critical Accounting Policies and Assumptions."

Percentage of Completion Accounting

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

Valuation of Goodwill

KeySpan records goodwill on purchase transactions, representing the excess of acquisition cost over the fair value of net assets acquired. In testing for goodwill impairment under Statement of Financial Accounting Standards ("SFAS") 142, significant reliance is placed upon estimated future cash flows requiring broad assumptions and significant judgment by management. Cash flow estimates are determined based upon future commodity prices, customer rates, customer demand, operating costs, rate relief from regulators, customer growth and other items. A change in the fair value of our investments could cause a significant change in the carrying value of goodwill. While we believe that our assumptions are reasonable, actual results may differ from our projections. The assumptions used to measure the fair value of our investments are the same as those used by us to prepare yearly operating segment and consolidated earnings and cash flow forecasts. In addition, these assumptions are used to set yearly budgetary guidelines.

Accounting for the Effects of Rate Regulation on Gas Distribution Operations

The financial statements of the Gas Distribution segment reflect the ratemaking policies and orders of the New York Public Service Commission ("NYPSC"), the New Hampshire Public Utilities Commission ("NHPUC"), and the Massachusetts Department of Telecommunications and Energy ("DTE").

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

As is further discussed under the caption "Regulation and Rate Matters," the rate plans previously in effect for KEDNY, KEDLI and Boston Gas Company have all expired. The continued application of SFAS 71 to record the activities of these subsidiaries is contingent upon the actions of regulators with regard to future rate plans. We filed a base rate case and a performance based rate plan for Boston Gas Company on April 16, 2003. Further, we are currently evaluating various options that may be available to us including, but not limited to, proposing new plans for KEDNY and KEDLI. The ultimate resolution of any future rate plans could have a significant impact on the application of SFAS 71 to these entities and, accordingly, on our financial position, results of operations and cash flows. However, management believes that currently available facts support the continued application of SFAS 71 and that all regulatory assets and liabilities are recoverable or refundable through the regulatory environment.

Pension and Other Postretirement Benefits

KeySpan participates in both non-contributory defined benefit pension plans, as well as other post-retirement benefit ("OPEB") plans (collectively "postretirement plans"). KeySpan's reported costs of providing pension and OPEB benefits are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience. Pension and OPEB costs (collectively "postretirement costs") are impacted by actual employee demographics, the level of contributions made to the plans, earnings on plan assets, and health care cost trends. Changes made to the provisions of these plans may also impact current and future postretirement costs. Postretirement costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the postretirement costs and benefit obligations.

Historically, we have funded our pension plans in excess of the amount required to satisfy minimum ERISA funding requirements. At December 31, 2002, we had a funding balance in excess of the ERISA minimum funding requirements and as a result KeySpan will not be required to make any contribution to its pension plans in 2003. However, although we presently exceed ERISA funding requirements, our pension plans, on an actuarial basis, are currently underfunded. Future funding requirements are heavily dependent on actual return on plan assets. Therefore, if the actual return on plan assets continues to be significantly below the expected returns, we may elect to fund the pension plans in 2003. (In addition to Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations in KeySpan's Annual Report on Form 10K for the Year Ended December 31, 2002, see also Note 4 of those Consolidated Financial Statements, "Postretirement Benefits.")

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

Valuation of Derivative Instruments

We employ derivative instruments to hedge a portion of our exposure to commodity price risk and interest rate risk, to partially hedge the cash flow variability associated with our electric energy and capacity sales from the Ravenswood facility, as well as to economically hedge certain other commodity exposures. In addition, KeySpan Canada has used swap instruments to lock-in the purchase price on the purchase of electricity needed to operate its gas processing plants. All of our derivative instruments, except for certain weather derivatives, meet the SFAS 133 definition of a derivative. Further, none of our currently outstanding derivatives qualify as "energy trading contracts" as defined by current accounting literature.

When available, quoted market prices are used to record a contract's fair value. However, market values for certain derivative contracts may not be readily available or determinable. A number of our commodity related derivative instruments are exchange traded and, accordingly, fair value measurements are generally based on standard New York Mercantile Exchange ("NYMEX") quotes. We use industry-published indices, NYISO location zone indices, as well as other local published indices to value contracts for commodities that are not exchange traded, such as No. 6 grade fuel oil and electricity. The fair value of our electric capacity hedges is based on published NYISO capacity bidding prices. Further, if no active market exists for a commodity, fair values may be based on pricing models. (See Note 6 to the Consolidated Financial Statements "Hedging and Derivative Financial Instruments" for a further description of all our derivative instruments.)

Regulation and Rate Matters

Gas Matters

As of March 31, 2003, the rate agreements for KEDNY, KEDLI and Boston Gas Company have all expired. Under the terms of the KEDNY and KEDLI rate agreements, gas distribution rates and all other provisions will remain in effect until changed by the NYPSC. At this time, we are currently evaluating various options that may be available to us regarding the KEDNY and KEDLI rate plans, including but not limited to, proposing new rate plans. Regarding the Boston Gas Company, we filed a base rate case and performance based rate plan on April 16, 2003, to be effective in the fourth quarter of 2003. The filing requests an annual revenue increase of approximately $61 million and a performance based rate plan term of five years.

For an additional discussion of our current gas distribution rate agreements, see KeySpan's Annual Report on Form 10K for the Year Ended December 31, 2002,
Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations "Regulation and Rate Matters."

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

The SEC's order issued on November 8, 2000, in connection with our acquisition of Eastern Enterprises and Energy North Inc. as amended on December 6, 2002 and February 14, 2003, provides us with, among other things, authorization to do the following through December 31, 2003 (the "Authorization Period"): (a) subject to an aggregate amount of $5.8 billion, (i) maintain existing financing agreements,
(ii) issue and sell up to $2.2 billion of additional securities in compliance with certain defined parameters, (iii) issue additional guarantees and other forms of credit support in an aggregate amount of $2.0 billion at any time in addition to any such securities, guarantees and credit support outstanding or existing as of November 8, 2000, and (iv) amend, renew, extend, supplement or replace any of the foregoing; (b) issue shares of common stock or reissue shares of common stock held in treasury under dividend reinvestment and stock-based management incentive and employee benefit plans; (c) maintain existing and enter into additional hedging transactions with respect to outstanding indebtedness in order to manage and minimize interest rate costs; (d) invest up to $2.2 billion in exempt wholesale generators; and (e) pay dividends out of capital and unearned surplus as well as paid-in-capital with respect to certain subsidiaries, subject to certain limitations.


In addition, we have committed that during the Authorization Period, our common equity will be at least 30% of our consolidated capitalization and each of our utility subsidiaries' common equity will be at least 30% of such entity's capitalization. At March 31, 2003, our consolidated common equity was 39.5% of our consolidated capitalization, including commercial paper, and each of our utility subsidiaries common equity was at least 35% of its respective capitalization.

Environmental Matters

KeySpan  is  subject to  various  federal,  state and local laws and  regulatory programs related to the environment. Ongoing environmental compliance activities, which have not been material, are charged to operation and maintenance activities. We estimate that the remaining cost of our manufactured gas plant ("MGP") related environmental cleanup activities, including costs associated with the Ravenswood facility, will be approximately $188.4 million and we have recorded a related liability for such amount. We have also recorded an additional $38.8 million liability representing the estimated environmental cleanup costs related to a former coal tar processing facility. Further, as of March 31, 2003, we have expended a total of $76.1 million on environmental remediation. (See Note 8 to the Consolidated Financial Statements, "Financial Guarantees and Contingencies".)

Market and Credit Risk Management Activities

Market Risk: We are exposed to market risk arising from potential changes in one or more market variables, such as energy commodity price risk, interest rate risk, foreign currency exchange rate risk, volumetric risk due to weather or other variables. Such risk includes any or all changes in value whether caused by commodity positions, asset ownership, business or contractual obligations, debt covenants, exposure concentration, currency, weather, and other factors regardless of accounting method. We manage our exposure to changes in market prices using various risk management techniques for non-trading purposes, including hedging through the use of derivative instruments, both exchange-traded and over-the-counter contracts, purchase of insurance and execution of other contractual arrangements. (See Note 6 to the Consolidated Financial Statements "Hedging and Derivative Financial Instruments" for a further explanation of derivative financial instruments.)

Credit Risk: We are exposed to credit risk arising from the potential that our counterparties fail to perform on their contractual obligations. Our credit exposures are created primarily through the sale of gas and transportation services to residential, commercial, electric generation, and industrial customers and the provision of retail access services to gas marketers, by our regulated gas businesses; the sale of commodities and services to LIPA and the NYISO; the sale of gas, power and services to our retail customers by our unregulated energy service businesses; entering into financial and energy derivative contracts with energy marketing companies and financial institutions; and the sale of gas, natural gas liquids, oil and processing services to energy marketing and oil and gas production companies.

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

We also have concentrations of credit risk from LIPA, our largest customer, and from other energy companies. Concentration of energy company counterparties may impact overall exposure to credit risk in that our counterparties may be similarly impacted by changes in economic, regulatory or other considerations. We actively monitor the credit profile of our wholesale counterparties in derivative and other contractual arrangements, and manage our level of exposure accordingly. Over the past year, the credit quality of certain energy companies has declined. In instances where counter-parties' credit quality has declined, we may limit our credit exposure by restricting new transactions with the counterparty, requiring additional collateral or credit support and negotiating the early termination of certain agreements.

Regulatory Issues and Competitive Environment: We are subject to various other risk exposures and uncertainties associated with our gas and electric operations. The most significant contingency involves the evolution of the gas distribution and electric industries towards more competitive and deregulated environments. These risks have not changed substantially since December 31, 2002. For additional information regarding these risks see KeySpan's Annual Report on Form 10K for the Year Ended December 31, 2002, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations "Market and Credit Risk Management Activities".

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical facts, are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Without limiting the foregoing, all statements under the captions "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings, pursuit of potential future acquisition opportunities and sources of funding, are forward-looking statements. Such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties and actual results may differ materially from those discussed in such statements.

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

-    changes in political  conditions,  acts of war or  terrorism;

- changes in rates of return on overall debt and equity markets could have an adverse impact on the value of pension assets;

- changes in accounting standards or GAAP which may require adjustment to financial statements; and

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

Houston Exploration has utilized collars, as well as over-the-counter ("OTC") swaps, to hedge the cash flow variability associated with forecasted sales of a portion of its natural gas and oil production. As of March 31, 2003, Houston Exploration has hedged approximately 67% and 38% of its estimated 2003 and 2004 gas production, respectively. Further, Houston Exploration may enter into additional derivative positions for 2004. Houston Exploration used standard New York Mercantile Exchange ("NYMEX") futures prices and published volatility in its Black-Scholes calculation to value its outstanding derivatives. The maximum length of time over which Houston Exploration has hedged such cash flow variability associated with: (i) forecasted natural gas production is through December 2004; and (ii) forecasted oil production is through June 2003. The estimated amount of losses associated with such derivative instruments that are reported in Other Comprehensive Income and that are expected to be reclassified into earnings over the next twelve months is $52.2 million, or $33.9 million after-tax.

With respect to price exposure associated with fuel purchases for the Ravenswood facility, KeySpan employs standard NYMEX natural gas futures contracts and over-the-counter financially settled natural gas basis swaps to hedge the cash flow variability of a portion of forecasted purchases of natural gas. KeySpan also employs the use of financially-settled oil swap contracts to hedge the cash flow variability of a portion of forecasted purchases of fuel oil that will be consumed at the Ravenswood facility. The maximum length of time over which we have hedged cash flow variability associated with: (i) forecasted purchases of natural gas is through October 2003; and (ii) forecasted purchases of fuel oil is through April 2004. We used standard NYMEX futures prices to value the gas futures contracts and industry published oil indices for number 6 grade fuel oil to value the oil swap contracts. The estimated amount of gains associated with all such derivative instruments that are reported in Other Comprehensive Income and that are expected to be reclassified into earnings over the next twelve months is $3.0 million, or $2.0 million after-tax.

Our retail gas and electric marketing subsidiary, our domestic gas distribution operations and KeySpan Canada employed NYMEX natural gas futures contracts and natural gas swaps to lock-in a price for expected future natural gas purchases. As applicable, we used standard NYMEX futures prices and relevant natural gas indices to value the outstanding contracts. The maximum length of time over which we have hedged such cash flow variability is through October 2004. The estimated amount of gains associated with such derivative instruments that are reported in Other Comprehensive Income and that are expected to be reclassified into earnings over the next twelve months is $3.7 million, or $2.4 million after-tax.

We have also engaged in the use of cash-settled swap instruments to hedge the cash flow variability associated with (i) a portion of forecasted peak electric energy sales from the Ravenswood facility and (ii) forecasted sales of Unforced Capacity ("UCAP") to the NYISO. The maximum length of time over which we have hedged cash flow variability is through March 2004. We used NYISO-location zone published indices as well as published NYISO bidding prices to value these outstanding derivatives. The estimated amount of losses associated with such derivative instruments that are reported in Other Comprehensive Income and that are expected to be reclassified into earnings over the next twelve months is $0.9 million, or $0.6 million after-tax.

KeySpan Canada also employs electricity swap contracts to lock-in the purchase price of electricity needed to operate its gas processing plants. These contracts are not exchange-traded and local published indices were used to value these outstanding swap agreements. The maximum length of time over which we have hedged such cash flow variability is through December 2003. The estimated amount of losses associated with such derivative instruments that are reported in Other Comprehensive Income and that are expected to be reclassified into earnings over the next twelve months is $1.1 million, or $0.7 million after-tax.

The following tables set forth selected financial data associated with these derivative financial instruments noted above that were outstanding at March 31, 2003.

-----------------------------------------------------------------------------------------------------------------------------
                                     Year of      Volumes                            Fixed          Current         Fair Value
             Type of Contract        Maturity       mmcf     Floor $    Ceiling $    Price $        Price $           ($000)
-----------------------------------------------------------------------------------------------------------------------------
                    Gas
Collars                                2003         41,250     3.48       4.92               -     5.06 - 5.30       (24,881)
                                       2004         36,600     3.75       5.05               -     4.33 - 5.38       (10,200)

Swaps/Futures - Short Natural Gas      2003         11,214        -          -     3.19 - 3.57     4.22 - 5.30       (21,519)

Swaps/Futures - Long Natural Gas       2003          4,550        -          -     3.14 - 4.92     5.06 - 5.30         6,249
                                       2004             90        -          -     3.49 - 4.35     3.90 - 4.40            31

-----------------------------------------------------------------------------------------------------------------------------
                                                    93,704                                                           (50,320)
-----------------------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------
                                     Year of      Volumes                                                   Fair Value
      Type of Contract               Maturity     Barrels        Fixed Price $          Current Price $      ($000)
----------------------------------------------------------------------------------------------------------------------
             Oil
Swaps - Short Fuel Oil                 2003        91,000                 29.70           28.03 - 30.42        (116)

Swaps - Long Fuel Oil                  2003        81,697         20.60 - 23.50           26.41 - 33.58         639
                                       2004         5,548         20.50 - 23.70           25.49 - 26.07          22
----------------------------------------------------------------------------------------------------------------------
                                                  178,245                                                       545
----------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------------------------
                            Year of                                       Fixed Margin/                                Fair Value
    Type of Contract        Maturity       Capacity          MWh              Price $           Current Price $          ($000)
--------------------------------------------------------------------------------------------------------------------------------
       Electricity
Swaps - Energy                2003              -          447,200         30.50 - 61.91          36.02 - 49.52            (647)
                              2004                          99,200                 14.00          23.56 - 32.41          (1,488)

Swaps - Capacity              2003            100                -                  7.75                   7.00              75
--------------------------------------------------------------------------------------------------------------------------------
                                              100          546,400                                                       (2,060)
--------------------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------
                                                                         2003
Change in Fair Value of Derivative Instruments                          ($000)
-------------------------------------------------------------------------------
Fair value of contracts at January 1,                                $ (32,628)
Losses on contracts realized                                             3,621
Fair value of new contracts when entered into during period                  -
(Decrease) in fair value of all open contracts                         (22,828)
-------------------------------------------------------------------------------
Fair value of contracts outstanding at March 31,                     $ (51,835)
-------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------
(In Thousands of Dollars)
----------------------------------------------------------------------------------------------------
                                                             Fair Value of Contracts
----------------------------------------------------------------------------------------------------
                                                        Maturity          Maturity           Total
Sources of Fair Value                                     2003              2004           Fair Value
----------------------------------------------------------------------------------------------------
Prices actively quoted                                 $ (29,898)               31        $ (29,867)
Prices provided by external sources                          417                 -              417
Prices based on models and
    other valuation methods                              (16,423)           (4,424)         (20,847)
Local published indicies                                  (1,538)                -           (1,538)
----------------------------------------------------------------------------------------------------
                                                       $ (47,442)         $ (4,393)       $ (51,835)
----------------------------------------------------------------------------------------------------


NYMEX futures are also used to economically hedge the cash flow variability associated with the purchase of fuel for a portion of our fleet vehicles. Further, KeySpan Canada has a portfolio of financially-settled natural gas collars and natural gas liquid swap transactions. Such contracts are executed by KeySpan Canada to: (i) synthetically fix the price that is paid or received by KeySpan Canada for certain physical transactions involving natural gas and natural gas liquids and (ii) transfer the price exposure of such instruments to counterparties. These derivative financial instruments do not qualify for hedge accounting under SFAS 133. At March 31, 2003, these instruments had a net fair market value of $0.06 million, which was recorded on the Consolidated Balance Sheet. Based on the non-hedge designation of these instruments, the gain was recognized in the Consolidated Statement of Income.

Firm Gas Sales Derivative Instruments - Regulated Utilities: We use derivative financial instruments to reduce the cash flow variability associated with the purchase price for a portion of future natural gas purchases associated with our Gas Distribution operations. Our strategy is to minimize fluctuations in firm gas sales prices to our regulated firm gas sales customers in our New York and New Hampshire service territories. Since these derivative instruments are employed to reduce the variability of the purchase price of natural gas to be sold to regulated firm gas sales customers, the accounting for these derivative instruments is subject to SFAS 71 "Accounting for the Effects of Certian Types of Regulation". Therefore, changes in the market value of these derivatives have been recorded as a Regulatory Asset or Regulatory Liability on the Consolidated Balance Sheet. Gains or losses on the settlement of these contracts are initially deferred and then refunded to or collected from our firm gas sales customers consistent with regulatory requirements.


The following table sets forth selected financial data associated with these derivative financial instruments that were outstanding at March 31, 2003.

---------------------------------------------------------------------------------------------------------------------
                                Year of        Volumes                                                     Fair Value
   Type of Contract             Maturity         mmcf      Fixed Price $        Current Price $               ($000)
---------------------------------------------------------------------------------------------------------------------
Options                          2003            1,030     4.01 - 6.00            5.06 - 5.30                    (27)
                                 2004            2,140     5.00 - 6.00            4.54 - 5.38                   (793)
Swaps                            2003           10,470     4.01 - 5.84            5.06 - 5.30                 (2,682)
                                 2004            3,890     4.42 - 5.93            4.41 - 5.38                 (1,337)
---------------------------------------------------------------------------------------------------------------------
                                                17,530                                                        (4,839)
---------------------------------------------------------------------------------------------------------------------

Physically-Settled Commodity Derivative Instruments: Derivative Implementation Group ("DIG") Issue C15 and C16 of Statement of Financial Accounting Standard 133, "Accounting for Derivative Instruments and Hedging Activities", as amended and interpreted, incorporating SFAS 137 and SFAS 138 and certain implementation issues (collectively "SFAS 133") establishes criteria that must be satisfied in order for option-type and forward contracts in electricity to be exempted as normal purchases and sales, and relates to the exemption (as normal purchases and normal sales) of contracts that combine a forward contract and a purchased option contract. Based upon a continuing review of our physical commodity contracts, we determined that certain contracts for the physical purchase of natural gas are not exempt as normal purchases from the requirements of SFAS
133. At March 31, 2003, the fair value of these contracts was a negative $4.9 million. Since these contracts are for the purchase of natural gas sold to regulated firm gas sales customers, the accounting for these contracts is subject to SFAS 71. Therefore, changes in the market value of these contracts have been recorded as a Regulatory Asset or Regulatory Liability on the Consolidated Balance Sheet.

Interest Rate Derivative Instruments: During 2002, we had interest rate swap agreements in which approximately $1.3 billion of fixed rate debt had been synthetically modified to floating rate debt. Under the terms of the agreements, we received the fixed coupon rate associated with these bonds and paid the counter-parties a variable interest rate that was reset on a quarterly basis. These swaps were designated as fair-value hedges and qualified for "short-cut" hedge accounting treatment under SFAS 133.

In 2002, we terminated two interest rate swap agreements with an aggregate notional amount of $1.0 billion. The remaining swap, which had a notional amount of $270.0 million, was terminated on February 25, 2003. We received $18.4 million from our swap counterparties as a result of the latter termination, of which $8.1 million represented accrued swap interest. The difference between the termination settlement amount and the amount of accrued interest, $10.3 million, was recorded to earnings in the first quarter of 2003. This swap was used to hedge a portion of our outstanding promissory notes to LIPA. As discussed in
Note 5 "Long-Term Debt", we redeemed a portion of these promissory notes during the first quarter of 2003.

Additionally, we had an interest rate swap agreement that hedged the cash flow variability associated with the forecasted issuance of a series of commercial paper offerings. This hedge expired in March 2003.

Weather Derivatives: The utility tariffs associated with KEDNE's operations do not contain weather normalization adjustments. As a result, fluctuations from normal weather may have a significant positive or negative effect on the results of these operations. To mitigate a substantial portion of the effect of fluctuations from normal weather on our financial position and cash flows, we sold heating degree-day call options and purchased heating-degree day put options for the November 2002-March 2003 winter season. With respect to sold call options, KeySpan is required to make a payment of $40,000 per heating degree day to its counterparties when actual weather experienced during the November 2002 - March 2003 time frame was above 4,470 heating degree days, which equates to approximately 1% colder than normal weather. With respect to purchased put options, KeySpan would receive a $20,000 per heating degree day payment from its counterparties when actual weather was below 4,150 heating degree days, or approximately 7% warmer than normal. Based on the terms of such contracts, we account for such instruments pursuant to the requirements of EITF 99-2, "Accounting for Weather Derivatives." In this regard, we account for such instruments using the "intrinsic value method" as set forth in such guidance. During the first quarter of 2003, weather was 10% colder than normal and, as a result, $11.9 million has been recorded as a reduction to revenues.

Derivative contracts are primarily used to manage exposure to market risk arising from changes in commodity prices and interest rates. In the event of nonperformance by a counterparty to a derivative contract, the desired impact may not be achieved. The risk of counterparty nonperformance is generally considered credit risk and is actively managed by assessing each counterparty credit profile and negotiating appropriate levels of collateral and credit support.

PART II.  OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings

See Note 8 to Consolidated Financial Statements "Financial Guarantees and Contingencies" for a discussion of certain legal proceedings.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

(b)      Reports on Form 8-K

In our report on Form 8-K dated January 13, 2003, we disclosed that we had issued a press release announcing our proposed issuance of 14,000,000 shares of common stock.

In our report on Form 8-K dated January 14, 2003, we disclosed that we had issued a press release discussing the anticipated net proceeds from the offering of common stock announced on January 13, 2003.

In our report on Form 8-K dated January 15, 2003, we disclosed that we had issued a press release concerning, among other things, our issuance of common stock.

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

In our report on Form 8-K dated April 4, 2003, we disclosed that we had issued $150,000,000 4.650% Notes due 2013 and $150,000,000 5.875% Notes due 2033. The
Notes were issued under the Company's previously filed Registration Statement on Form S-3 (Reg. No. 333-82230), which became effective February 14, 2002 (the "Registration Statement"), and the related prospectus supplement, dated April 1, 2003 (the "Prospectus Supplement"). The Notes were offered by ABN AMRO Incorporated, Salomon Smith Barney Inc., The Royal Bank of Scotland plc, Fleet Securities, Inc., Scotia Capital (USA) Inc. and Wachovia Securities, Inc., as underwriters.

Exhibits

99.1*Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                                                  KEYSPAN CORPORATION
                                                  -------------------
                                                      (Registrant)

Date: May 1, 2003                                  /s/ Gerald Luterman
                                                  --------------------------
                                                  Gerald Luterman
                                                  Executive Vice President and
                                                  Chief Financial Officer



Date: May 1, 2003                                    /s/ Joseph Bodanza
                                                  ---------------------------
                                                  Joseph Bodanza
                                                  Senior Vice President
                                                  and Chief Accounting Officer



Date: May 1, 2003                                    /s/ Theresa Balog
                                                  --------------------------
                                                  Theresa Balog
                                                  Vice President and Controller

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 1, 2003                       /s/ Robert B. Catell
                                           ------------------------------
                                           Robert B. Catell
                                           Chairman of the Board of Directors
                                           and Chief Executive Officer

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 1, 2003                               /s/ Gerald Luterman
                                                   ---------------------
                                                   Gerald Luterman
                                                   Executive Vice President
                                                   and Chief Financial Officer