Form 10-K/A
period 2002-12-31
KEYSPAN CORP
filed 2003-07-24
CIK 1062379

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

                                EXPLANATORY NOTE

KeySpan Corporation hereby amends its Form 10-K for the period from January 1, 2002 to December 31, 2002 (the "Form 10-K") as set forth in this Form 10-K/A (the "Form 10-K/A"). This Form 10-K/A is being amended solely to include the
Section 906 Certifications of the Chief Executive Officer and Chief Financial Officer dated March 6, 2003, inadvertently omitted from our previously filed Form 10-K as Exhibits 99.1 and 99.2, as well as the certifications, dated the date hereof, required as a result of the filing of this amendment.

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

4.30-b Extension Agreement, dated as of November 20, 2002 by and between KeySpan Generation LLC and National Westmnister Bank PLC, relating to the Letter of Credit and Reimbursement Agreement, dated as of December 1, 2000 (filed as Exhibit 4.30-b to the Company's Form 10-K for the year ended December 31, 2002)

* Filed herewith
** Management Contract or Compensation Plan

4.31 Indenture, dated as of March 2, 1998, between The Houston Exploration Company and The Bank of New York, as Trustee, with respect to the 8 5/8% SENIOR Subordinated Notes Due 2008 (including form of 8 5/8% SENIOR Subordinated Note Due 2008) (filed as Exhibit 4.1 to The Houston Exploration Company's Registration Statement on Form S-4 (No. 333-50235))

10.1 Amendment, Assignment and Assumption Agreement dated as of September 29, 1997 by and among The Brooklyn Union Gas Company, Long Island Lighting Company and KeySpan Energy Corporation (filed as Exhibit 2.5 to Schedule 13D by Long Island Lighting Company on October 24, 1997)

10.2 Agreement and Plan of Merger dated as of June 26, 1997 by and among BL Holding Corp., Long Island Lighting Company, Long Island Power Authority and LIPA Acquisition Corp. (filed as Annex D to Registration Statement on Form S-4, No. 333-30353 on June 30, 1997)

10.3 Agreement of Lease between Forest City Jay Street Associates and The Brooklyn Union Gas Company dated September 15, 1988 (filed as an exhibit to The Brooklyn Union Gas Company's Form 10-K for the year ended September 30, 1996)

10.4-a Management Services Agreement between Long Island Power Authority and Long Island Lighting Company dated as of June 26, 1997 (filed as Annex D to Registration Statement on Form S-4, No. 333-30353, on June 30,
          1997)

10.4-b Amendment dated as of March 29, 2002 to Management Services Agreement between Long Island Lighting Company d/b/a LIPA and KeySpan Electric Services LLC dated as of June 26, 1997 (filed as Exhibit 10.4-b to the Company's Form 10-K for the year ended December 31,
          2002)

10.5 Power Supply Agreement between Long Island Lighting Company and Long Island Power Authority dated as of June 26, 1997 (filed as Annex D to Registration Statement on Form S-4, No. 333-30353, on June 30, 1997)

10.6-a Energy Management Agreement between Long Island Lighting Company and Long Island Power Authority dated as of June 26, 1997 (filed as Annex D to Registration Statement on Form S-4, No. 333-30353, on June 30,
          1997)

10.6-b Amendment dated as of March 29, 2002 to Energy Management Agreement between Long Island Lighting Company d/b/a LIPA and KeySpan Energy Trading Services LLC dated as of June 26, 1997 (filed as Exhibit 10.6-b to the Company's Form 10-K for the year ended December 31,
          2002)

10.7-a Generation Purchase Rights Agreement between Long Island Lighting Company and Long Island Power Authority dated as of June 26, 1997 (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001)

10.7-b Amendment dated as of March 29, 2002 to Generation Purchase Right Agreement by and between KeySpan Corporation as Seller, and Long Island Lighting Company d/b/a LIPA as Buyer, dated as of June 26, 1997 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002)

10.8** Employment Agreement dated September 10, 1998, between KeySpan and Robert B. Catell (filed as Exhibit (10)(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998)

10.9**    First  Amendment  dated as of February  24,  2000,  to the  Employment
          Agreement dated September 10, 1998, between KeySpan and Robert B. Catell (filed as Exhibit 10.12-a to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

* Filed herewith
** Management Contract or Compensation Plan

10.10** Second Amendment dated as of June 26, 2002, to the Employment Agreement dated September 10, 1998, between KeySpan and Robert B. Catell (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002)

10.11 Supplemental Retirement Agreement dated January 1, 2002 between KeySpan and Gerald Luterman (filed as Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 2002)

10.12     Supplemental  Retirement  Agreement  dated  January  1,  2002  between
          KeySpan and Steven L. Zelkowitz (filed as Exhibit 10.12 to the Company's Form 10-K for the year ended December 31, 2002)

10.13 Supplemental Retirement Agreement dated January 1, 2002 between KeySpan and David J. Manning (filed as Exhibit 10.13 to the Company's Form 10-K for the year ended December 31, 2002)

10.14 Supplemental Retirement Agreement dated January 1, 2002 between KeySpan and Neil Nichols (filed as Exhibit 10.14 to the Company's Form 10-K for the year ended December 31, 2002)

10.15 Supplemental Retirement Agreement dated January 1, 2002 between KeySpan and Elaine Weinstein (filed as Exhibit 10.15 to the Company's Form 10-K for the year ended December 31, 2002)

10.16** Amended Directors' Deferred Compensation Plan (filed as Exhibit 10.27 to the Company's Form 10-K for the year ended December 31, 2001)

10.17**   Officers' Deferred Stock Unit Plan of KeySpan Corporation (filed as
          Exhibit 10.17 to the Company's Form 10-K for the year ended December 31, 2002)

10.18**   Officers' Deferred Stock Unit Plan KeySpan Services, Inc. (filed as
          Exhibit 10.18 to the Company's Form 10-K for the year ended December 31, 2002)

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


10.22 Rights Agreement dated March 30, 1999, between the KeySpan and the Rights Agent (filed as Exhibit 4 to the Company's Form 8-K, on March 30, 1999)


10.23 Generating Plant and Gas Turbine Asset Purchase and Sale Agreement for Ravenswood for Ravenswood Generating Plants and Gas Turbines dated January 28, 1999, between the KeySpan and Consolidated Edison Company of New York, Inc. (filed as Exhibit 10(a) to the Company's Form 10-Q for the quarterly period ended March 31, 1999)


10.24 Lease Agreement dated June 9, 1999, between KeySpan-Ravenswood, LLC and LIC Funding, Limited Partnership (filed as Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended June 30, 1999)

10.25 First Amendment to the Lease between KeySpan-Ravenswood, LLC and LIC Funding, Limited Partnership, dated as of June 27, 2002 (filed as
          Exhibit 10.25 to the Company's Form 10-K for the year ended December 31, 2002)


10.26 Guaranty dated June 9, 1999, from KeySpan in favor of LIC Funding, Limited Partnership (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended June 30, 1999)

10.27 Purchase Agreement by and among Duke Energy Gas Transmission Corporation, Algonquin Energy, Inc., KeySpan LNG GP, LLC and KeySpan LNG LP, dated as of December 12, 2002 (filed as Exhibit 10.27 to the Company's Form 10-K for the year ended December 31, 2002)

* Filed herewith
** Management Contract or Compensation Plan

10.28 Restated Exploration Agreement between The Houston Exploration Company and KeySpan Exploration and Production, L.L.C., dated June 30, 2000, (filed as Exhibit 10.1 to The Houston Exploration Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 001-11899)


10.29 Revolving Credit Facility between The Houston Exploration Company and Wachovia Bank, National Association, as issuing bank and administrative agent, Bank of Nova Scotia and Fleet National Bank as co-syndication agents and BNP Paribas as documentation agent dated
          July 15, 2002 (filed as Exhibit 10.1 to The Houston Exploration Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 001-11899)

10.30-a Credit Agreement among KeySpan Energy Development Co. several Lenders and the Royal Bank of Canada, as Agent, for $125,000,000 (Canadian) Credit Facility, dated as of October 13, 2000 (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001)

10.30-b Consent, Waiver and Amending Agreement among KeySpan Energy Development Co., several Lenders and the Royal Bank of Canada, as Agent, for the $125,000,000 (Canadian) Credit Facility, dated as of December 22, 2000 (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001)

10.30-c Second Amending Agreement among KeySpan Energy Development Co., several Lenders and the Royal Bank of Canada, as Agent, for the $125,000,000 (Canadian) Credit Facility, dated as of October 12, 2001 (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001)

10.30-d Extendible Revolving Credit Facility Amended and Restated Credit Agreement among KeySpan Energy Development Co., National Bank Financial, ATB Financial and Certain Financial Institutions with
          National  Bank of  Canada,  dated as of  January  24,  2003  (filed as
          Exhibit 10.30-d to the Company's Form 10-K for the year ended December 31, 2002)

10.31-a Credit Agreement among KeySpan Energy Development Co., Borrower, the Several Lenders' and Royal Bank of Canada, Administrative Agent, dated July 29, 1999 (filed as Exhibit 10.37-a to the Company's Annual Report on Form 10-K for the year ended December 31, 2001)

10.31-b First Amending Agreement dated as of October 13, 2000 to the Credit Agreement among KeySpan Energy Development Co., Borrower, the Several Lenders' and Royal Bank of Canada, Administrative Agent dated July 29, 1999 (filed as Exhibit 10.37-b to the Company's Annual Report on Form 10-K for the year ended December 31, 2001)

10.31-c Second Amending Agreement dated as of December 15, 2000 to the Credit Agreement among KeySpan Energy Development Co., Borrower, the Several Lenders' and Royal Bank of Canada, Administrative Agent dated July 29, 1999 (filed as Exhibit 10.37-c to the Company's Annual Report on Form 10-K for the year ended December 31, 2001)

10.31-d Third Amending Agreement dated as of December 20, 2002 to the Credit Agreement among KeySpan Energy Development Co., Borrower, the Several Lenders' and Royal Bank of Canada, Administrative Agent dated July 29, 1999 (filed as Exhibit 10.31-d to the Company's Form 10-K for the year ended December 31, 2002)

10.32 Guarantee Agreement by KeySpan Corporation in favor of the Several Lenders to KeySpan Energy Development Co. dated as of July 29, 1999 (filed as Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001)

* Filed herewith
** Management Contract or Compensation Plan

10.33 Credit Agreement among KeySpan Corporation, the several Lenders, ABN AMRO Bank, N.V. and Citibank, N.A., as Co-Syndication Agents, The Bank of New York and The Royal Bank of Scotland PLC, as Co-Documentation Agents, and J.P. Morgan Chase Bank, as Administrative Agent for $1.3 billion, dated as of July 9, 2002 (filed as Exhibit 4.1 to the Company's Form 10-Q for the quarterly period ended June 30, 2002)


12 Computation in support of ratio of earnings to fixed charges and ratio of combined fixed charges and dividends (filed as Exhibit 12 to the Company's Form 10-K for the year ended December 31, 2002)

21 Subsidiaries of the Registrant (filed as Exhibit 21 to the Company's Form 10-K for the year ended December 31, 2002)

23.1*     Consent of Deloitte & Touche LLP, Independent Auditors

23.2*     Consent  of  Netherland,   Sewell  &  Associates,   Inc.,  Independent
          Petroleum Consultants

23.3*     Consent of Miller and Lents, Ltd., Independent Petroleum Consultants

24.1 Power of Attorney executed by Robert B. Catell on March 6, 2003 (filed as Exhibit 24.1 to the Company's Form 10-K for the year ended December 31, 2002)

24.2 Power of Attorney executed by Andrea S. Christensen on March 6, 2003 (filed as Exhibit 24.2 to the Company's Form 10-K for the year ended December 31, 2002)

24.3 Power of Attorney executed by Donald H. Elliott on March 6, 2003 (filed as Exhibit 24.3 to the Company's Form 10-K for the year ended December 31, 2002)

24.4 Power of Attorney executed by Alan H. Fishman on March 6, 2003 (filed as Exhibit 24.4 to the Company's Form 10-K for the year ended December 31, 2002)

24.5 Power of Attorney executed by J. Atwood Ives on March 6, 2003 (filed as Exhibit 24.5 to the Company's Form 10-K for the year ended December 31, 2002)

24.6 Power of Attorney executed by James R. Jones on March 6, 2003 (filed as Exhibit 24.6 to the Company's Form 10-K for the year ended December 31, 2002)

24.7 Power of Attorney executed by James L. Larocca on March 6, 2003 (filed as Exhibit 24.7 to the Company's Form 10-K for the year ended December 31, 2002)

24.8 Power of Attorney executed by Stephen W. McKessy on March 6, 2003 (filed as Exhibit 24.8 to the Company's Form 10-K for the year ended December 31, 2002)

24.9 Power of Attorney executed by Edward D. Miller on March 6, 2003 (filed as Exhibit 24.9 to the Company's Form 10-K for the year ended December 31, 2002)

24.10 Power of Attorney executed by Edward Travaglianti on March 6, 2003 (filed as Exhibit 24.10 to the Company's Form 10-K for the year ended December 31, 2002)

24.11 Certified copy of the Resolution of the Board of Directors authorizing signatures pursuant to power of attorney (filed as Exhibit
          24.11 to the Company's Form 10-K for the year ended December 31, 2002)

99.1* Certification of the Chief Executive Officer pursuant to 18 U.S.C 1350,as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 6, 2003

99.2* Certification of the Chief Financial Officer pursuant to 18 U.S.C 1350,as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 6, 2003

99.3* Certification of the Chief Executive Officer pursuant to 18 U.S.C 1350,as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated July 24, 2003

99.4* Certification of the Chief Financial Officer pursuant to 18 U.S.C 1350,as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated July 24, 2003

* Filed herewith
** Management Contract or Compensation Plan

                                   SIGNATURES

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

Date:                July 24, 2003          /s/ Robert B. Catell
                                            ------------------------------
                                            Robert B. Catell
                                            Chairman of the Board of Directors
                                            and Chief Executive Officer

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

Date:      July 24, 2003                     /s/ Gerald Luterman
                                             -----------------------------
                                             Gerald Luterman
                                             Executive Vice President
                                             and Chief Financial Officer

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