Form 10-Q
period 2003-06-30
KEYSPAN CORP
filed 2003-08-06
CIK 1062379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                      FORM

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition period from ____ to ____

                         Commission file number 1-14161

                              KEYSPAN CORPORATION
                              -------------------
             (Exact name of Registrant as specified in its Charter)

                New York                                  11-3431358
                --------                                  ----------
    (State or other jurisdiction of           (IRS Employer Identification No.)
     incorporation or organization)

                 One MetroTech Center, Brooklyn, New York 11201
             175 East Old Country Road, Hicksville, New York 11801
             -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                            (718) 403-1000 (Brooklyn)
                           (631) 755-6650 (Hicksville)
                           ---------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).[X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class of Common Stock                              Outstanding at July 31, 2003
---------------------                              ----------------------------
      $.01 par value                                        158,492,590

                      KEYSPAN CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----

                               Part I.   FINANCIAL INFORMATION          Page No.
                                                                        --------

Item 1. Financial Statements

           Consolidated Balance Sheet -
           June 30, 2003 and December 31, 2002                              3

           Consolidated Statement of Income -
           Three and Six Months Ended June 30, 2003 and 2002                5

           Consolidated Statement of Cash Flows -
           Six Months Ended June 30, 2003 and 2002                          6

           Notes to Consolidated Financial Statements                       7

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             33

Item 3. Quantitative and Qualitative Disclosures
           About Market Risk                                               62

Item 4. Controls and Procedures                                            67


                               Part II.   OTHER INFORMATION

Item 1. Legal Proceedings                                                  66

Item 4.  Submission of Matters to a Vote of Security Holders               66

Item 6. Exhibits and Reports on Form 8-K                                   69

Signatures                                                                 71

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


(In Thousands of Dollars)                                 June 30, 2003         December 31, 2002
--------------------------------------------------------------------------------------------------

ASSETS
Current Assets
    Cash and temporary cash investments                     $    195,668             $    170,617
    Accounts receivable                                        1,307,457                1,122,022
    Unbilled revenue                                             252,292                  473,060
    Allowance for uncollectible accounts                         (81,933)                 (63,029)
    Gas in storage, at average cost                              281,850                  297,060
    Material and supplies, at average cost                       110,498                  113,519
    Other                                                         99,124                   93,980
                                                    ----------------------------------------------
                                                               2,164,956                2,207,229
                                                    ----------------------------------------------

Investments and  Other                                           280,581                  265,977

Property
    Gas                                                        6,287,988                6,124,281
    Electric                                                   2,073,464                1,974,352
    Other                                                        396,014                  394,374
    Accumulated depreciation                                  (2,869,820)              (2,740,516)
    Gas exploration and production, at cost                    2,705,912                2,438,998
    Accumulated depletion                                     (1,060,124)                (973,889)
                                                    ----------------------------------------------
                                                               7,533,434                7,217,600
                                                    ----------------------------------------------

Deferred Charges
    Regulatory assets                                            434,147                  438,516
    Goodwill, net of amortization                              1,790,033                1,789,751
    Other                                                        696,992                  695,233
                                                    ----------------------------------------------
                                                               2,921,172                2,923,500
                                                    ----------------------------------------------

Total Assets                                                $ 12,900,143             $ 12,614,306
                                                    ==============================================




        See accompanying Notes to the Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


(In Thousands of Dollars)                                            June 30, 2003        December 31, 2002
-----------------------------------------------------------------------------------------------------------

LIABILITIES AND CAPITALIZATION
Current Liabilities
    Current redemption of long-term debt                             $    111,416             $     11,413
    Accounts payable and other liabilities                                967,751                1,061,649
    Commercial paper                                                      431,000                  915,697
    Dividends payable                                                      71,779                   64,714
    Taxes accrued                                                         168,381                   51,276
    Customer deposits                                                      39,047                   38,387
    Interest accrued                                                       59,227                   77,092
                                                              ---------------------------------------------
                                                                        1,848,601                2,220,228
                                                              ---------------------------------------------

Deferred Credits and Other Liabilities
    Regulatory liabilities                                                 76,129                   84,479
    Deferred income tax                                                   903,961                  877,013
    Postretirement benefits and other reserves                            822,088                  759,731
    Other                                                                 201,080                  189,912
                                                              ---------------------------------------------
                                                                        2,003,258                1,911,135
                                                              ---------------------------------------------

Commitments and Contingencies (See Note 8)                                      -                        -

Capitalization
    Common stock                                                        3,481,361                3,005,354
    Retained earnings                                                     616,740                  522,835
    Other comprehensive income                                            (91,848)                (108,423)
    Treasury stock                                                       (417,733)                (475,174)
                                                              ---------------------------------------------
         Total common shareholders' equity                              3,588,520                2,944,592
    Preferred stock                                                        83,697                   83,849
    Long-term debt                                                      4,905,609                5,224,081
                                                              ---------------------------------------------
Total Capitalization                                                    8,577,826                8,252,522
                                                              ---------------------------------------------

Minority Interest in Subsidiary Companies                                 470,458                  230,421
                                                              ---------------------------------------------
Total Liabilities and Capitalization                                 $ 12,900,143             $ 12,614,306
                                                              =============================================



        See accompanying Notes to the Consolidated Financial Statements.

                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                                                        ----------------------------------------------------------------------------
                                                                  Three Months Ended June 30,            Six Months Ended June 30,
------------------------------------------------------------------------------------------------------------------------------------
(In Thousands of Dollars, Except Per Share Amounts)                 2003                 2002               2003              2002
------------------------------------------------------------------------------------------------------------------------------------
Revenues
     Gas Distribution                                           $   732,036          $   521,822       $ 2,564,737      $ 1,744,791
     Electric Services                                              370,591              354,756           704,985          669,440
     Energy Services                                                154,022              229,311           346,393          470,870
     Gas Exploration and Production                                 122,875               90,563           250,722          167,489
     Energy Investments                                              28,628               21,748            53,840           39,187
                                                        ----------------------------------------------------------------------------
Total Revenues                                                    1,408,152            1,218,200         3,920,677        3,091,777
                                                        ----------------------------------------------------------------------------
Operating Expenses
     Purchased gas for resale                                       424,300              249,942         1,620,465          899,299
     Fuel and purchased power                                       102,476               93,292           199,998          177,664
     Operations and maintenance                                     509,636              552,706         1,007,825        1,050,784
     Depreciation, depletion and amortization                       142,290              127,463           287,261          253,460
     Operating taxes                                                 95,251               84,062           219,964          197,966
                                                        ----------------------------------------------------------------------------
Total Operating Expenses                                          1,273,953            1,107,465         3,335,513        2,579,173
                                                        ----------------------------------------------------------------------------
Income from Equity Investments                                        4,030                3,240             9,759            7,409
Operating Income                                                    138,229              113,975           594,923          520,013
                                                        ----------------------------------------------------------------------------
Other Income and (Deductions)
     Interest charges                                               (79,198)             (70,054)         (148,137)        (142,661)
     Loss on sale of subsidiary stock                               (30,345)                   -           (11,325)               -
     Cost of debt redemption                                         (5,900)                   -           (24,094)               -
     Minority interest                                              (13,000)              (6,138)          (30,358)         (10,569)
     Other                                                             (246)               7,761            14,455           18,704
                                                        ----------------------------------------------------------------------------
Total Other Income and (Deductions)                                (128,689)             (68,431)         (199,459)        (134,526)
                                                        ----------------------------------------------------------------------------
Earnings Before Income Taxes                                          9,540               45,544           395,464          385,487
Income Taxes
     Current                                                          4,017                5,298           133,592          (62,453)
     Deferred                                                        11,461               11,072            24,719          204,135
                                                        ----------------------------------------------------------------------------
Total Income Taxes                                                   15,478               16,370           158,311          141,682
                                                        ----------------------------------------------------------------------------
Earnings (Loss) from Continuing Operations                           (5,938)              29,174           237,153          243,805
                                                        ----------------------------------------------------------------------------
Discontinued Operations
    Income from Operations, net of tax                                    -                    -                 -                -
    Loss on Disposal , net of tax of $13,050                              -              (19,662)                -          (19,662)
                                                        ----------------------------------------------------------------------------
Loss from Discontinued Operations                                         -              (19,662)                -          (19,662)
                                                        ----------------------------------------------------------------------------
Cummulative Effect of Change in Accounting Principle                      -                    -               174                -

                                                        ----------------------------------------------------------------------------
Net Income (Loss)                                                    (5,938)               9,512           237,327          224,143
Preferred stock dividend requirements                                 1,461                1,476             2,922            2,952
                                                        ----------------------------------------------------------------------------
Earnings (Loss) for Common Stock                                $    (7,399)         $     8,036       $   234,405      $   221,191
                                                        ============================================================================
Basic Earnings Per Share From:
  Continuing Operations, less preferred dividends                     (0.05)                0.20              1.49             1.71
  Discontinued Operations                                                 -                (0.14)                -            (0.14)
  Change in Accounting Principle                                          -                    -                 -                -
                                                        ----------------------------------------------------------------------------
Basic Earnings (Loss) Per Share                                 $     (0.05)         $      0.06       $      1.49      $      1.57
                                                        ============================================================================
Diluted Earnings Per Share From:
  Continuing Operations, less preferred dividends                     (0.05)                0.20              1.48             1.70
  Discontinued Operations                                                 -                (0.14)                -            (0.14)
  Change in Accounting Principle                                          -                    -                 -                -
                                                        ----------------------------------------------------------------------------
Diluted Earnings (Loss) Per Share                               $     (0.05)         $      0.06       $      1.48      $      1.56
                                                        ============================================================================
Average Common Shares Outstanding (000)                             157,943              141,063           157,414          140,551
Average Common Shares Outstanding - Diluted (000)                   158,757              142,156           158,464          141,706
------------------------------------------------------------------------------------------------------------------------------------


See accompanying Notes to the Consolidated Financial Statements.


                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------------------------
                                                                      Six Months Ended June 30,
(In Thousands of Dollars)                                                2003             2002
                                                               -----------------------------------
Operating Activities
Net income                                                              $ 237,327       $ 224,143
Adjustments to reconcile net income to net
      cash provided by (used in) operating activities
    Depreciation, depletion and amortization                              287,261         253,460
    Deferred income tax                                                    24,719          20,978
    Income from equity investments                                         (9,759)         (7,409)
    Dividends from equity investments                                           -             120
    Amortization of interest rate swap                                     (4,930)              -
    Loss on disposal of subsidiary investments                             15,048          19,662
Changes in assets and liabilities
    Accounts receivable                                                    54,237         125,015
    Materials and supplies, fuel oil and gas in storage                    18,231          94,637
    Accounts payable and other liabilities                                  7,292         (48,213)
    Interest accrued                                                      (17,865)         (8,793)
    Other                                                                 (46,184)         (5,443)
                                                               -----------------------------------
Net Cash Provided by Operating Activities                                 565,377         668,157
                                                               -----------------------------------
Investing Activities
    Construction expenditures                                            (434,052)       (579,903)
    Proceeds from sale of subsidiary investments                          198,553               -
                                                               -----------------------------------
Net Cash Used in Investing Activities                                    (235,499)       (579,903)
                                                               -----------------------------------
Financing Activities
    Treasury stock issued                                                  57,441          51,896
    Equity issuance                                                       473,573               -
    Issuance of long-term debt                                            599,684         507,754
    Payment of long-term debt                                            (377,174)        (54,590)
    Payment of commercial paper                                          (484,697)       (477,795)
    Redemption of promissory notes                                       (447,005)              -
    Preferred stock dividends paid                                         (2,922)         (2,952)
    Common stock dividends paid                                          (133,435)       (124,684)
    Other                                                                   9,708          (9,536)
                                                               -----------------------------------
Net Cash Used in Financing Activities                                    (304,827)       (109,907)
                                                               -----------------------------------
Net Increase in Cash and Cash Equivalents                               $  25,051       $ (21,653)
Cash and Cash Equivalents at Beginning of Period                          170,617         159,252
                                                               -----------------------------------
Cash and Cash Equivalents at End of Period                              $ 195,668       $ 137,599
                                                               ===================================

Cash equivalents are short-term marketable securities purchased with maturities of three months or less that were carried at cost which approximates fair value.


        See accompanying Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


KeySpan Corporation (referred to in the Notes to the Financial Statements as "KeySpan," "we," "us" and "our") is a registered holding company under the Public Utility Holding Company Act of 1935, as amended ("PUHCA"). KeySpan operates six regulated utilities that distribute natural gas to approximately
2.5 million customers in New York City, Long Island, Massachusetts and New Hampshire, making KeySpan the fifth largest gas distribution company in the United States and the largest in the Northeast. We also own and operate electric generating plants in Nassau and Suffolk Counties on Long Island and in Queens County in New York City and are the largest investor owned electric generation operator in New York State. Under contractual arrangements, we provide power, electric transmission and distribution services, billing and other customer services for approximately one million electric customers of the Long Island Power Authority ("LIPA"). KeySpan's other subsidiaries are involved in gas and oil exploration and production; gas storage; liquefied natural gas storage; wholesale and retail gas and electric marketing; appliance service; plumbing; heating, ventilation and air conditioning and other mechanical services; large energy-system ownership, installation and management; engineering and consulting services; and fiber optic services. We also invest and participate in the development of, natural gas pipelines, natural gas processing plants, and other energy-related projects, domestically and internationally. (See Note 2 "Business Segments" for additional information on each operating segment.)


1. BASIS OF PRESENTATION


In our opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly KeySpan's financial position as of June 30, 2003, and the results of operations for the three and six months ended June 30, 2003 and June 30, 2002, as well as cash flows for the six months ended June 30, 2003 and June 30, 2002. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in KeySpan's Annual Report on Form 10-K for the year ended December 31, 2002, as well as KeySpan's March 31, 2003 quarterly report on Form. The December 31, 2002 financial statement information has been derived from the 2002 audited financial statements. Income from interim periods may not be indicative of future results. Certain reclassifications were made to conform prior period financial statements to current period financial statement presentation.

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

We have approximately 2 million common stock options outstanding at June 30, 2003, that were not included in the calculation of diluted EPS since the exercise price associated with these options was greater than the average market price of our common stock. Further, we have 88,486 shares of convertible preferred stock outstanding that can be converted into 228,406 shares of common stock. These shares were not included in the calculation of diluted EPS for the three months ended June 30, 2003 since to do so would have been anti-dilutive.

Under the requirements of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" our basic and diluted EPS are as follows:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                        Three Months Ended June 30,     Six Months Ended June 30,

(In Thousands of Dollars, Except Per Share Amounts)                         2003              2002        2003             2002
-----------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) for common stock                                        $ (7,399)          $ 8,036     $ 234,405         $ 221,191
Interest savings on convertible preferred stock                                -                 -           265               284
Houston Exploration dilution                                                 (57)             (129)         (144)             (225)
-----------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) for common stock - adjusted                             $ (7,456)          $ 7,907     $ 234,526         $ 221,250
-----------------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding (000)                                157,943           141,063       157,414           140,551
Add dilutive securities:
Options                                                                      814             1,093           822               911
Convertible preferred stock                                                    -                 -           228               244
-----------------------------------------------------------------------------------------------------------------------------------
Total weighted average shares outstanding - assuming dilution            158,757           142,156       158,464           141,706
-----------------------------------------------------------------------------------------------------------------------------------
Basic earnings (loss )per share                                         $  (0.05)          $  0.06     $    1.49         $    1.57
-----------------------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per share                                       $  (0.05)          $  0.06     $    1.48         $    1.56
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

The Energy Services segment includes companies that provide energy-related services to customers primarily located in the New York City metropolitan area including New Jersey and Connecticut, as well as Rhode Island, Pennsylvania, Massachusetts and New Hampshire, through the following three lines of business:
(i) Home Energy Services, which provides residential customers with service and maintenance of energy systems and appliances, as well as the retail marketing of electricity to residential and small commercial customers; (ii) Business Solutions, which provides plumbing, heating, ventilation, air conditioning and mechanical services, as well as operation and maintenance, design, engineering and consulting services to commercial and industrial customers; and (iii) Fiber Optic Services, which provides various services to carriers of voice and data transmission on Long Island and in New York City.

KeySpan Services, Inc. and its wholly-owned subsidiary Paulus, Sokolowski, and Sartor, LLC., have entered into an agreement to acquire Bard, Rao + Athanas Consulting Engineers, Inc. (BR+A), a Boston, Massachusetts company engaged in the business of providing engineering services relating to heating, ventilation, and air conditioning systems. The purchase price is expected to be approximately $35 million, plus up to $14.7 million in contingent consideration depending on the financial performance of BR+A over the five-year period after the closing of the acquisition. We have received all necessary regulatory approvals and it is anticipated that the closing of this transaction will occur in the third quarter of 2003. On May 1, 2003, KeySpan's gas and electric marketing subsidiary, KeySpan Energy Services Inc., assigned the majority of its retail natural gas customers, consisting mostly of residential and small commercial customers, to ECONnergy Energy Co., Inc. ("ECONnergy"). KeySpan Energy Services will continue to provide retail natural gas marketing to a small number of customers in New Jersey and will continue its electric marketing activities.

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

KeySpan  subsidiaries  also  hold a 20%  equity  interest  in the  Iroquois  Gas
Transmission System LP, a pipeline that transports Canadian gas supply to markets in the Northeastern United States; a 50% interest in the Premier Transmission Pipeline and a 24.5% interest in Phoenix Natural Gas, both in Northern Ireland. These subsidiaries are accounted for under the equity method.

We also have investments in certain midstream natural gas assets in Western Canada through KeySpan Canada. These assets include 14 processing plants and associated gathering systems that can process approximately 1.5 BCFe of natural gas daily and provide associated natural gas liquids fractionation. On May 30, 2003, we sold a portion of our interest in KeySpan Canada through the establishment of an open-ended income fund trust (the "Fund") organized under the laws of Alberta, Canada. The Fund acquired a 39.09% ownership interest in KeySpan Canada through an indirect subsidiary, and then issued 17 million trust units to the public through an initial public offering. Each trust unit represents a beneficial interest in the Fund and is registered on the Toronto Stock Exchange under the symbol KEY.UN. Additionally, we sold our 20% interest in Taylor NGL LP that owns and operates two extraction plants also in Canada to AltaGas Services, Inc. Net proceeds of $119.4 million from the two sales, plus proceeds of $45.7 million drawn under a new credit facility made available to KeySpan Canada, were used to pay down existing KeySpan Canada credit facilities of $160.4 million. A pre-tax loss of $30.3 million was recognized on the transactions and is included in Other Income and (Deductions) in the Consolidated Statement of Income. These transactions produced a tax expense of $3.8 million as a result of certain United States partnership tax rules and we, therefore, recorded an after-tax loss of $34.1 million. This investment is now expected to provide an annual cash dividend of approximately $20 million.

The accounting policies of the segments are the same as those used for the preparation of the Consolidated Financial Statements. The segments are strategic business units that are managed separately because of their different operating and regulatory environments. Operating results of our segments are evaluated by management on an operating income basis. At June 30, 2003, the total assets of each reportable segment have not changed materially from those levels reported at December 31, 2002. The reportable segment information is as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                Energy Investments
                                                                       -------------------------------
(InThousands of Dollars)                 Gas       Electric    Energy    Gas Exploration      Other
                                    Distribution   Services   Services   and Production    Investments  Eliminations   Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Three Months Ended June 30, 2003
Unaffiliated revenue                   732,036     370,591     154,022       122,875         28,628             -       1,408,152
Intersegment revenue                         -          26       1,542             -          1,252        (2,820)              -
Operating Income                        31,616      51,480      (9,872)       50,148          9,074         5,783         138,229

Three Months Ended June 30, 2002
Unaffiliated revenue                   521,822     354,756     229,311        90,563         21,748             -       1,218,200
Intersegment revenue                         -          25           -             -            194          (219)              -
Operating Income                        30,096      59,501     (10,867)       29,455           (147)        5,937         113,975
------------------------------------------------------------------------------------------------------------------------------------

Eliminating  items  include  intercompany   interest  income  and  expense,  the
elimination of certain intercompany accounts, as well as activities of our corporate and administrative areas.

Because of the nature of our Electric Services business, electric revenues are derived from two large customers - the NYISO and LIPA. Electric Services revenues from these customers for the three months ended June 30, 2003 and 2002 represent approximately 26% and 29% of our consolidated revenues, respectively.

------------------------------------------------------------------------------------------------------------------------------------
                                                                               Energy Investments
                                                                       ------------------------------
(InThousands of Dollars)              Gas         Electric    Energy    Gas Exploration     Other
                                 Distribution     Services   Services   and Production   Investments    Eliminations    Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30, 2003
Unaffiliated revenue               2,564,737      704,985     346,393      250,722          53,840              -         3,920,677
Intersegment revenue                       -           51       2,968            -           2,504         (5,523)                -
Operating Income                     396,553       91,150     (19,020)     105,738          19,198          1,304           594,923

Six Months Ended June 30, 2002
Unaffiliated revenue               1,744,791      669,440     470,870      167,489          39,187              -         3,091,777
Intersegment revenue                       -           49           -            -             388           (437)                -
Operating Income                     361,118      120,991     (20,224)      49,280           4,555          4,293           520,013
------------------------------------------------------------------------------------------------------------------------------------

Eliminating  items  include  intercompany   interest  income  and  expense,  the
elimination of certain intercompany accounts, as well as activities of our corporate and administrative areas.

Because of the nature of our Electric Services business, electric revenues are derived from two large customers - the NYISO and LIPA. Electric Services revenues from these customers for the six months ended June 30, 2003 and 2002 represent approximately 18% and 22% of our consolidated revenues, respectively.

3. COMPREHENSIVE INCOME

The table below indicates the components of comprehensive income.

------------------------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended June 30,             Six Months Ended June 30,
(In Thousands of Dollars)                                          2003                  2002             2003              2002
----------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) for common stock                                $ (7,399)           $  8,036          $ 234,405         $ 221,191
----------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax
 Reclassification adjustments for loss (gains) realized in
  net income                                                       8,817              (2,998)            11,171           (10,285)
 Foreign currency translation adjustments                         17,773              10,829             27,526             9,116
 Unrealized gains (losses) on marketable securities                5,405              (3,195)             2,249            (4,236)
 Accrued unfunded pension obligation                                   -                   -                  -            (1,132)
 Premiums on derivative financial instruments                     (3,437)                  -             (3,437)                -
 Unrealized losses on derivative financial instruments            (6,184)             (2,159)           (20,933)          (25,944)
----------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax                     22,374               2,477             16,576           (32,481)
----------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                            $ 14,975            $ 10,513          $ 250,981         $ 188,710
----------------------------------------------------------------------------------------------------------------------------------
Related tax (benefit) expense
 Reclassification adjustments for loss (gains) realized in net
  income                                                           4,748            $ (1,614)             6,015         $  (5,538)
 Foreign currency translation adjustments                          9,570               5,831             14,822             4,908
 Unrealized gains (losses) on marketable securities                2,910              (1,721)             1,211            (2,281)
 Accrued unfunded pension obligation                                   -                   -                  -              (610)
 Premiums on derivative financial instruments                     (1,851)                  -             (1,851)
 Unrealized losses on derivative financial instruments            (3,329)             (1,163)           (11,271)          (13,970)
----------------------------------------------------------------------------------------------------------------------------------
Total Tax (Benefit) Expense                                     $ 12,048            $  1,333          $   8,926         $ (17,491)
----------------------------------------------------------------------------------------------------------------------------------

4. CAPITAL STOCK

On January 17, 2003, we issued 13.9 million shares of common stock in a public offering that generated net proceeds of approximately $473 million. All shares were offered by KeySpan pursuant to an effective shelf registration statement filed with the Securities and Exchange Commission ("SEC").


5. LONG-TERM DEBT AND COMMERCIAL PAPER

On June 27, 2003, KeySpan renewed its $1.3 billion revolving credit facility, which was syndicated among sixteen banks. The credit facility supports KeySpan's commercial paper program, and consists of two separate credit facilities with different maturities but substantially similar terms and conditions: a $450 million facility that extends for 364 days, and a $850 million facility that is committed for three years. The fees for the facilities are subject to a ratings-based grid, with an annual fee of 0.10% on the 364-day facility and 0.125% on the three-year facility. Both credit agreements allow for KeySpan to borrow using several different types of loans; specifically, Eurodollar loans, Adjustable Bank Rate (ABR) loans, or competitively bid loans. Eurodollar loans are based on the Eurodollar rate plus a margin of 0.625% for loans up to 33% of the total facility, and an additional 0.125% for loans over 33% of the total facility. ABR loans are based on the highest of the Prime Rate, the base CD rate plus 1%, or the Federal Funds Effective Rate plus 0.5%. Competitive bid loans are based on bid results requested by KeySpan from the lenders. In addition, the 364-day facility has a one-year term out option, which would cost an additional 0.25% if utilized. We do not anticipate borrowing against this facility; however, if the credit rating on our commercial paper program were to be downgraded, it may be necessary to do so.

In June 2003, as part of the sale of a portion of KeySpan's ownership in KeySpan Canada, two outstanding KeySpan Canada credit facilities were replaced with one new facility with three tranches that combined allow KeySpan Canada to borrow up to approximately $125 million. These facilities mature as follows: (i) $50 million matures in 180 days; (ii) $37.5 million matures in 364 days; and (iii) $37.5 million matures in two years.

On June 10, 2003, Houston Exploration finalized a private placement issuance of $175 million of 7.0%, senior subordinated notes due 2013. Interest payments will begin on December 15, 2003, and will be paid semi-annually thereafter. The notes will mature on June 15, 2013. Houston Exploration has the right to redeem the notes as of June 15, 2008, at a price equal to the issue price plus a specified redemption premium. Until June 15, 2006, Houston Exploration may also redeem up to 35% of the notes at a redemption price of 107% with proceeds from an equity offering. Houston Exploration incurred approximately $4.5 million of debt issuance costs on this private placement.

Houston Exploration used a portion of the net proceeds from the issuance to redeem all of its outstanding $100 million principal amount of 8.625% senior subordinated notes due 2008 at a price of 104.313% of par plus interest accrued to the redemption date. Debt redemption costs totaled approximately $5.9 million and is reflected in Other Income and (Deductions) in the Consolidated Statement of Income. The remaining net proceeds from the offering were used to reduce debt amounts associated with Houston Exploration's revolving bank credit facility. The actual cash payment associated with the redemption of the senior subordinated notes did not occur until July 11, 2003. The Consolidated Balance Sheet at June 30, 2003, therefore reflects $100 million in cash and a corresponding current liability.

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

KeySpan had authorization under PUHCA to issue up to $2.2 billion of securities through December 31, 2003. Following the recent common stock offering previously mentioned and shares of common stock expected to be issued for employee benefit and dividend reinvestment plans, we generally exhausted our ability to issue new securities under our current PUHCA authorization. However, the issuance of securities in connection with the redemption of existing securities (including the promissory notes discussed previously) is permitted under our PUHCA authorization notwithstanding the foregoing limit. We have filed an application with the SEC requesting authorization to, among other things, issue up to an additional $3 billion of securities through December 31, 2006. It is anticipated that this authorization will be obtained before the end of the year. This request is intended to provide us with maximum flexibility to finance our future capital requirements over the next three years.


6. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS

Financially-Settled Commodity Derivative Instruments: From time to time KeySpan has utilized derivative financial instruments, such as futures, options and swaps, for the purpose of hedging exposure to commodity price risk and to hedge the cash flow variability associated with a portion of peak electric energy sales.

Houston Exploration has utilized collars and put options, as well as over-the-counter ("OTC") swaps, to hedge the cash flow variability associated with forecasted sales of a portion of its natural gas production. As of June 30, 2003, Houston Exploration has hedged approximately 67% of its estimated 2003 and 2004 gas production. To value its outstanding derivatives, Houston Exploration used standard New York Mercantile Exchange ("NYMEX") futures prices, and, in addition, used published volatility in its Black-Scholes calculation for outstanding options. The maximum length of time over which Houston Exploration has hedged such cash flow is through December 2004. The estimated amount of losses associated with such derivative instruments that are reported in Other Comprehensive Income and that are expected to be reclassified into earnings over the next twelve months is $47.5 million, or $30.6 million after-tax.

With respect to price exposure associated with fuel purchases for the Ravenswood facility, KeySpan employs standard NYMEX natural gas futures contracts and over-the-counter financially settled natural gas basis swaps to hedge the cash flow variability of a portion of forecasted purchases of natural gas. KeySpan also employs the use of financially-settled oil swap contracts to hedge the cash flow variability of a portion of forecasted purchases of fuel oil that will be consumed at the Ravenswood facility. The maximum length of time over which we have hedged cash flow variability associated with: (i) forecasted purchases of natural gas is through September 2004; and (ii) forecasted purchases of fuel oil is through April 2005. We used standard NYMEX futures prices to value the gas futures contracts and industry published oil indices for number 6 grade fuel oil to value the oil swap contracts. The estimated amount of gains associated with all such derivative instruments that are reported in Other Comprehensive Income and that are expected to be reclassified into earnings over the next twelve months is $1.5 million, or $1.0 million after-tax.

KeySpan Canada employs natural gas swaps to lock-in a price for expected future natural gas purchases. As applicable, we used relevant natural gas indices to value the outstanding contracts. The maximum length of time over which we have hedged such cash flow variability is through October 2004. The estimated amount of losses associated with such derivative instruments that are reported in Other Comprehensive Income and that are expected to be reclassified into earnings over the next twelve months is negligible at June 30, 2003.

We have also engaged in the use of cash-settled swap instruments to hedge the cash flow variability associated with a portion of forecasted peak electric energy sales from the Ravenswood facility. The maximum length of time over which we have hedged cash flow variability is through December 2004. We used NYISO-location zone published indices to value these outstanding derivatives. The estimated amount of gains associated with such derivative instruments that are reported in Other Comprehensive Income and that are expected to be reclassified into earnings over the next twelve months is $3.3 million, or $2.2 million after-tax.

KeySpan Canada also employs electricity swap contracts to lock-in the purchase price of electricity needed to operate its gas processing plants. These contracts are not exchange-traded and local published indices were used to value these outstanding swap agreements. The maximum length of time over which we have hedged such cash flow variability is through December 2003. The estimated amount of losses associated with such derivative instruments that are reported in Other Comprehensive Income and that are expected to be reclassified into earnings over the next twelve months is $0.7 million, or $0.5 million after-tax.

The following tables set forth selected financial data associated with these derivative financial instruments noted above that were outstanding at June 30, 2003.

------------------------------------------------------------------------------------------------------------------------------------
                                   Year of    Volumes    Floor      Ceiling         Fixed Price     Current Price         Fair Value
               Type of Contract    Maturity   (mmcf)      ($)         ($)               ($)              ($)               ($000)
------------------------------------------------------------------------------------------------------------------------------------
                     Gas
Collars                               2003     27,600     3.48 - 3.49    4.91 - 4.95             -     5.29 - 5.82         (22,760)
                                      2004     64,100     3.75 - 4.50    5.05 - 7.00             -     4.87 - 5.92         (16,920)

Put Options - Short Natural Gas       2004      9,100     5.00                     -             -     5.66 - 5.92           4,228

Swaps/Futures - Short Natural Gas     2003      7,483               -              -   3.19 - 3.89     4.35 - 5.82         (17,161)

Swaps/Futures - Long Natural Gas      2003        410               -              -   3.22 - 5.72     5.41 - 5.48           1,215
                                      2004         50               -              -   5.11 - 5.13     4.87 - 4.89             (10)

------------------------------------------------------------------------------------------------------------------------------------
                                              108,743                                                                      (51,408)
------------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
                                     Year of        Volumes                              Current            Fair Value
           Type of Contract          Maturity      (Barrels)      Fixed Price ($)       Price ($)             ($000)
----------------------------------------------------------------------------------------------------------------------
                 Oil
Swaps - Short Fuel Oil                 2003          30,000               29.70        28.50 - 30.52              (25)

Swaps - Long Fuel Oil                  2003          66,195       20.60 - 30.88        29.15 - 31.99              253
                                       2004          76,548       20.50 - 29.95        27.05 - 30.37              141
                                       2005           9,000       24.65 - 26.28        26.60 - 26.85               17
----------------------------------------------------------------------------------------------------------------------
                                                    181,743                                                       386
----------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
                                   Year of                          Fixed Margin/ Price         Current             Fair Value
          Type of Contract        Maturity              MWh                ($)                 Price ($)                ($000)
---------------------------------------------------------------------------------------------------------------------------------
          Electricity
Swaps - Energy                       2003              584,928       22.40 - 67.53           14.67 - 46.59                 2,477
                                     2004              308,000       14.00 - 26.50           13.13 - 24.04                   774

---------------------------------------------------------------------------------------------------------------------------------
                                                       892,928                                                             3,251
---------------------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------
                                                                          2003
Change in Fair Value of Derivative Instruments                           ($000)
--------------------------------------------------------------------------------
Fair value of contracts at January 1,                                $  (32,628)
Net losses on contracts realized                                         17,186
(Decrease) in fair value of all open contracts                          (32,329)
--------------------------------------------------------------------------------
Fair value of contracts outstanding at June 30,                      $  (47,771)
--------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
(In Thousands of Dollars)
---------------------------------------------------------------------------------------------------------
                                                     Fair Value of Contracts
---------------------------------------------------------------------------------------------------------
                                                  Maturity             Maturity                  Total
Sources of Fair Value                           In 12 Months          2004 - 2005              Fair Value
---------------------------------------------------------------------------------------------------------
Prices actively quoted                            $ (40,995)             $ (2,292)             $ (43,287)
Prices provided by external sources                     427                     2                    429
Prices based on models and
    other valuation methods                          (5,753)               (2,765)                (8,518)
Local published indicies                              2,961                   644                  3,605
---------------------------------------------------------------------------------------------------------
                                                  $ (43,360)             $ (4,411)             $ (47,771)
---------------------------------------------------------------------------------------------------------

NYMEX futures are also used to economically hedge the cash flow variability associated with the purchase of fuel for a portion of our fleet vehicles. Further, KeySpan Canada has a portfolio of financially-settled natural gas collars and swap transactions for natural gas liquids. Such contracts are executed by KeySpan Canada to: (i) fix the price that is paid or received by KeySpan Canada for certain physical transactions involving natural gas and natural gas liquids and (ii) transfer the price exposure to counterparties. These derivative financial instruments do not qualify for hedge accounting under SFAS 133. At June 30, 2003, these instruments had a net fair market value of $0.6 million, which was recorded on the Consolidated Balance Sheet. Based on the non-hedge designation of these instruments, the gain was recognized in the Consolidated Statement of Income.

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

The following table sets forth selected financial data associated with these derivative financial instruments that were outstanding at June 30, 2003.

------------------------------------------------------------------------------------------------------------------------------------
     Type of Contract      Year of       Volumes                                                                          Fair Value
                          Maturity        mmcf      Floor $       Ceiling $       Fixed Price $       Current Price $        ($000)
------------------------------------------------------------------------------------------------------------------------------------
Options                      2003         3,040   4.00 - 5.00      5.50 - 6.35               -                    -              72
                             2004         3,560   4.00 - 5.00      5.37 - 6.00               -                    -             (87)
Swaps                        2003         9,690             -                -     5.09 - 6.23          5.36 - 5.90              46
                             2004        11,440             -                -     4.42 - 6.23          4.52 - 5.83              99
------------------------------------------------------------------------------------------------------------------------------------
                                         27,730                                                                                 130
------------------------------------------------------------------------------------------------------------------------------------

Physically-Settled Commodity Derivative Instruments: Derivative Implementation Group ("DIG") Issue C15 and C16 of Statement of Financial Accounting Standard 133, "Accounting for Derivative Instruments and Hedging Activities", as amended and interpreted, ("SFAS 133") establishes criteria that must be satisfied in order for option-type and forward contracts in electricity to be exempted as normal purchases and sales, and relates to the exemption (as normal purchases and normal sales) of contracts that combine a forward contract and a purchased option contract. Based upon a continuing review of our physical commodity contracts, we determined that certain contracts for the physical purchase of natural gas are not exempt as normal purchases from the requirements of SFAS
133. At June 30, 2003, the fair value of these contracts was $1.5 million. Since these contracts are for the purchase of natural gas sold to regulated firm gas sales customers, the accounting for these contracts is subject to SFAS 71. Therefore, changes in the market value of these contracts have been recorded as a Regulatory Asset or Regulatory Liability on the Consolidated Balance Sheet.

Interest Rate Derivative Instruments: In May 2003, we entered into an interest rate swap agreement in which we swapped $250 million of 7.25 % fixed rate debt to floating rate debt. Under the terms of the agreements, we will receive the fixed coupon rate associated with these bonds and pay our swap counterparties a variable interest rate based on LIBOR, that is reset on a semi-annual basis. These swaps are designated as fair-value hedges and qualify for "short-cut" hedge accounting treatment under SFAS 133. During the second quarter of 2003, we paid our counterparty an interest rate of 6.43%, and as a result, we realized interest savings of $0.3 million for the quarter. The fair market value of this derivative was $1.9 million at June 30, 2003.

During 2002, we had interest rate swap agreements in which we swapped approximately $1.3 billion of fixed rate debt to floating rate debt. Under the terms of the agreements, we received the fixed coupon rate associated with these bonds and paid the swap counterparties a variable interest rate that was reset on a quarterly basis. These swaps were designated as fair-value hedges and qualified for "short-cut" hedge accounting treatment under SFAS 133. In 2002, we terminated two of these interest rate swap agreements with an aggregate notional amount of $1.0 billion. The remaining swap, which had a notional amount of $270.0 million, was terminated on February 25, 2003. We received $18.4 million from our swap counterparties as a result of the latter termination, of which $8.1 million represented accrued swap interest. The difference between the termination settlement amount and the amount of accrued interest, $10.3 million, was recorded to earnings in the first quarter of 2003. This swap was used to hedge a portion of our outstanding promissory notes to LIPA. As discussed in
Note 5 "Long-Term Debt", we called a portion of these promissory notes during the first quarter of 2003.

Additionally, we had an interest rate swap agreement that hedged the cash flow variability associated with the forecasted issuance of a series of commercial paper offerings. This hedge expired in March 2003.

Weather Derivatives: The utility tariffs associated with KEDNE's operations do not contain weather normalization adjustments. As a result, fluctuations from normal weather may have a significant positive or negative effect on the results of these operations. To mitigate a substantial portion of the effect of fluctuations from normal weather on our financial position and cash flows, we sold heating degree-day call options and purchased heating-degree day put options for the November 2002-March 2003 winter season. With respect to sold call options, KeySpan was required to make a payment of $40,000 per heating degree day to its counterparties when actual weather experienced during the November 2002 - March 2003 time frame was above 4,470 heating degree days, which equates to approximately 1% colder than normal weather. With respect to purchased put options, KeySpan would receive a $20,000 per heating degree day payment from its counterparties when actual weather was below 4,150 heating degree days, or approximately 7% warmer than normal. Based on the terms of such contracts, we account for such instruments pursuant to the requirements of EITF 99-2, "Accounting for Weather Derivatives." In this regard, such instruments were accounted for using the "intrinsic value method" as set forth in such guidance. During the first quarter of 2003, weather was 10% colder than normal and, as a result, $11.9 million has been recorded as a reduction to revenues.

Derivative contracts are primarily used to manage exposure to market risk arising from changes in commodity prices and interest rates. In the event of non-performance by a counterparty to a derivative contract, the desired impact may not be achieved. The risk of counterparty non-performance is generally considered credit risk and is actively managed by assessing each counterparty credit profile and negotiating appropriate levels of collateral and credit support.

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

At June 30, 2003, the present value of our future asset retirement obligation ("ARO") was approximately $62 million, primarily related to our investment in Houston Exploration. The cumulative effect of SFAS 143 and the change in accounting principle was a benefit to net income of $0.6 million, or $0.2 million, after-tax. KeySpan's largest asset base is its gas transmission and distribution system. A legal obligation exists due to certain safety requirements at final abandonment. In addition, a legal obligation may be construed to exist with respect to KeySpan's liquefied natural gas ("LNG") storage tanks due to clean up responsibilities upon cessation of use. However, mass assets such as storage, transmission and distribution assets are believed to operate in perpetuity and, therefore, have indeterminate cash flow estimates. Since that exposure is in perpetuity and cannot be measured, no liability will be recorded pursuant to SFAS 143. KeySpan's ARO will be re-evaluated in future periods until sufficient information exists to determine a reasonable estimate of fair value.

KeySpan recovers certain asset retirement costs through rates charged to customers as a portion of depreciation expense. When depreciable properties are retired, the original cost plus cost of removal less salvage, is charged to accumulated depreciation. As of June 30, 2003, KeySpan had costs recovered in excess of costs incurred totaling $444.3 million.

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

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain instruments embedded in other contracts and for hedging activities under Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement: (i) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative; (ii) clarifies when a derivative contains a financing component;
(iii) amends the definition of an underlying; and (iv) amends certain other existing pronouncements. While we are still evaluating the provisions of this Statement, we belive that implementation of this Statement is not expected to have a significant impact on our results of operations, financial condition or cash flows since our derivative instruments that meet the definition of a derivative and qualify for hedge accounting treatment will continue to do so.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or an asset in some circumstances) when there is an obligation to redeem the issuer's shares and either requires or may require satisfaction of the obligation by transferring assets, or satisfy the obligation by issuing additional equity shares subject to certain criteria. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The implementation of this Statement is not expected to have a significant impact on our results of operations, financial condition or cash flows.

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

We presently estimate the remaining environmental cleanup costs related to our New York MGP sites will be $135.3 million, which amount has been accrued as a reasonable estimate of probable cost for known sites. Expenditures incurred to date with respect to these MGP-related sites total $56.5 million. The KEDNY and KEDLI rate plans generally provide for the recovery of MGP related investigation and remediation costs in rates charged to gas distribution customers. Under prior rate orders, KEDNY has offset certain refunds due customers against its estimated environmental cleanup costs for MGP sites. A regulatory asset of $123.1 million for the New York/Long Island MGP sites is reflected at June 30, 2003.

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

Boston Gas Company, Colonial Gas Company and Essex Gas Company may have or share responsibility under applicable environmental laws for the remediation of 66 MGP sites and related facilities. A subsidiary of National Grid USA ("National Grid"), formerly New England Electric System, has assumed responsibility for remediating 11 of these sites, subject to a limited contribution from Boston Gas Company, and has provided full indemnification to Boston Gas Company with respect to eight other sites. At this time, there is substantial uncertainty as to whether Boston Gas Company, Colonial Gas Company or Essex Gas Company have or share responsibility for remediating any of these other sites. No notice of responsibility has been issued to KeySpan for any of the sites from any governmental authority.

We presently estimate the remaining cost of New England MGP-related environmental cleanup activities will be $45.3 million, which amount has been accrued as a reasonable estimate of probable cost for known sites. Expenditures incurred since our acquisition of Eastern Enterprises on November 8, 2000 with respect to these MGP-related activities total $17.6 million.

The Massachusetts Department of Telecommunications and Energy ("DTE") and the New Hampshire Public Utilities Commission ("NHPUC") have issued rate orders that provide for the recovery of site investigation and remediation costs in rates charged to gas distribution customers. Accordingly, a regulatory asset of $56.6 million for the KEDNE MGP sites is reflected at June 30, 2003. Colonial Gas Company and Essex Gas Company are not subject to the provisions of SFAS 71 "Accounting for the Effects of Certain Types of Regulation" and therefore have recorded no regulatory asset. However, rate plans in effect for these subsidiaries provide for the recovery of investigation and remediation costs.

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

We presently estimate the remaining cost of our environmental cleanup activities for the three non-utility sites will be approximately $39.2 million, which amount has been accrued as a reasonable estimate of probable costs for known sites. Expenditures incurred since November 8, 2000, with respect to these sites total $4.6 million.

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


See KeySpan's  Annual  Report on Form 10-K for the year ended  December 31, 2002
Note 7 to those Consolidated Financial Statements "Contractual Obligations and Contingencies" for further information on environmental matters.

Legal Matters

From time to time we are subject to various legal proceedings arising out of the ordinary course of our business. Except as described below, or in KeySpan's Annual Report on Form 10-K for the year ended December 31, 2002, we do not consider any of such proceedings to be material to our business or likely to result in a material adverse effect on our results of operations, financial condition or cash flows.

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

On March 5, 2002 , the SEC, as part of its continuing inquiry, issued a formal order of investigation, pursuant to which it will review the trading activity of certain company insiders from May 1, 2001 to the present, as well as KeySpan's compliance with its reporting rules and regulations, generally during the period following the acquisition by KeySpan Services, Inc., a KeySpan subsidiary, of the Roy Kay companies through the July 17th announcement.

KeySpan and certain of its officers and directors are defendants in a number of class action lawsuits filed in the United States District Court for the Eastern District of New York after the July 17th announcement. These lawsuits allege, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), in connection with disclosures relating to or following the acquisition of the Roy Kay companies and the announcement of the agreement to acquire Eastern Enterprises and
EnergyNorth Inc. In October 2001, a shareholder's derivative action was commenced in the same court against certain officers and directors of KeySpan, alleging, among other things, breaches of fiduciary duty, violations of the New York Business Corporation Law and violations of Section 20(a) of the Exchange Act. In addition, a second derivative action has been commenced asserting similar allegations. Each of the proceedings seek monetary damages in an unspecified amount. On March 18, 2003, the court granted our motion to dismiss the class action complaint. The court's order dismissed certain class allegations with prejudice, but provided the plaintiffs a final opportunity to file an amended complaint concerning the remaining allegations. In April 2003, the plaintiff filed an amended complaint and in July the court denied our motion to dismiss this amended complaint. KeySpan intends to vigorously defend each of these proceedings. However, we are unable to predict the outcome of these proceedings or what effect, if any, such outcome will have on our financial condition, results of operations or cash flows.

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

In connection with the May 1998 transaction with LIPA, costs incurred by KeySpan for liabilities for asbestos exposure arising from the activities of the generating facilities previously owned by LILCO, including the facility involved in the case referred to above, are recoverable from LIPA through the Power Supply Agreement between LIPA and KeySpan. KeySpan's cost recovery under the Power Supply Agreement is reduced by any insurance recoveries received by KeySpan Generation and by amounts received by KeySpan Generation from other indemnification claims it is pursuing.

KeySpan is unable to determine the outcome of the appeals of the above referenced action or the outcome of any of these other proceedings, but does not believe, for the reasons set forth above, that such outcome, if adverse, will have a material effect on its financial condition, results of operation or cash flows. KeySpan believes that its cost recovery rights under the Power Supply Agreement, its indemnification rights against third parties and its insurance coverage (above applicable deductible limits) cover its exposure in this case and for asbestos liabilities generally.

In June 2002, Hawkeye Electric, LLC et al. ("Hawkeye") commenced an action in New York State Supreme Court, Suffolk County against KeySpan and certain of its subsidiaries alleging, among other things, that KeySpan and its subsidiaries breached certain contractual obligations to Hawkeye with respect to the provision of certain gas, electric and telecommunications construction services offered by Hawkeye. Hawkeye was seeking damages in excess of $90 million and KeySpan alleged a number of counterclaims seeking damages in excess of $4 million. In June 2003, the parties entered into an agreement settling this matter and a stipulation discontinuing the lawsuit, with prejudice, has been filed with the court. The settlement will not have a material adverse effect on the financial condition, results of operations or cash flows of KeySpan. Under the terms of the settlement (i) certain obligations between the parties have been modified and clarified, (ii) certain contracts were awarded to Hawkeye,
(iii) certain property will be sold to Hawkeye at fair market value, (iv) certain credit and bonding support made available by KeySpan to Hawkeye will be curtailed and ultimately terminated and (v) in addition to a short-term bridge loan of $21 million due to be repaid in August 2003, KeySpan will subsequently provide a fully secured, interest bearing loan of up to $50 million in the aggregate, to finance a power plant currently being constructed by a Hawkeye affiliate.

Financial Guarantees

KeySpan has issued financial guarantees in the normal course of business, primarily on behalf of its subsidiaries, to various third party creditors. At June 30, 2003, the following amounts would have to be paid by KeySpan in the event of non-payment by the primary obligor at the time payment is due:

----------------------------------------------------------------------------------------------------------------
                                                                                     Amount of    Expiration
Nature of Guarantee (In Thousands of Dollars)                                        Exposure       Dates
----------------------------------------------------------------------------------------------------------------
Guarantees for Subsidiaries
 Medium-Term Notes - KEDLI                                      (i)                $   525,000     2008-2010
 Master Lease  - Ravenswood                                     (ii)                   425,000       2004
 Surety Bonds                                                   (iii)                  250,068     Revolving
 Commodity Guarantees and Other                                 (iv)                    71,494       2005
 Letters of Credit                                              (v)                     64,822       2003
----------------------------------------------------------------------------------------------------------------
Guarantees for Non-Affiliates
 Surety Bonds                                                   (vi)                    11,540     Revolving
 Third Party Line of Credit                                     (vi)                    25,000       2004
----------------------------------------------------------------------------------------------------------------
                                                                                   $ 1,372,924
----------------------------------------------------------------------------------------------------------------


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

(iii)KeySpan has agreed to indemnify the issuers of various surety and performance bonds associated with certain construction projects currently being performed by subsidiaries within the Energy Services segment. In the event that the operating companies in the Energy Services segment fail to perform their obligations under various contracts, the injured party may demand that the surety make payments or provide services under the bond. KeySpan would then be obligated to reimburse the surety for any expenses or cash outlays it incurs.

(iv) KeySpan has guaranteed commodity-related payments for subsidiaries within the Energy Services segment, as well as KeySpan Ravenswood, LLC. These guarantees are provided to third parties to facilitate physical and financial transactions involved in the purchase of natural gas, oil and other petroleum products for electric production and marketing activities. The guarantees cover actual purchases by these subsidiaries that are still outstanding as of June 30, 2003.


(v) KeySpan has arranged for stand-by letters of credit to be issued to third parties that have extended credit to certain subsidiaries. Certain vendors require us to post letters of credit to guarantee subsidiary performance under our contracts and to ensure payment to our subsidiary subcontractors and vendors under those contracts. Certain of our vendors also require letters of credit to ensure reimbursement for amounts disbursed on behalf of our subsidiaries, such as to beneficiaries under our self-funded insurance programs. Such letters of credit are generally issued by a bank or similar financial institution. The letters of credit commit the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that we have failed to perform specified actions. If this were to occur, KeySpan would be required to reimburse the issuer of the letter of credit.

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


The  following  is  a  description  of  KeySpan's   outstanding   guarantees  to
non-affiliates:

(vi) At June 30, 2003, KeySpan had agreed to support a line of credit up to $25 million on behalf of Hawkeye, a non-affiliated company. In addition, KeySpan had also guaranteed certain performance bonds of Hawkeye. To date, we have not had a claim made against either the guarantee associated with the line of credit or the performance bonds. In June 2003, KeySpan and Hawkeye settled an outstanding legal proceeding. In connection with the settlement discussed previously, our obligation to guarantee the line of credit is expected to be reduced to $13 million and will be eliminated by the end of the first quarter of 2004. Further, we are no longer required to provide support for Hawkeye's surety bonds. It is anticipated that any currently outstanding support will be terminated by the end of August 2003. (See Legal Matters above for a summary of the settlement.)


9. VARIABLE INTEREST ENTITY

KeySpan has an arrangement with a variable interest entity through which we lease a portion of the Ravenswood facility. We acquired the Ravenswood facility, in part, through the variable interest entity from Consolidated Edison in June1999 for approximately $597 million. In order to reduce the initial cash requirements, we entered into the Master Lease with a variable interest, unaffiliated financing entity that acquired a portion of the facility, three steam generating units, directly from Consolidated Edison and leased it to our subsidiary. The variable interest unaffiliated financing entity acquired the property for $425 million, financed with debt of $412.3 million (97% of capitalization) and equity of $12.7 million (3% of capitalization). KeySpan has no ownership interests in the steam units or in the variable interest entity.

KeySpan has guaranteed all payment and performance obligations of our subsidiary under the Master Lease. The Master Lease represents $425 million of the acquisition cost of the facility, which is the amount of debt that would have been recorded on our Consolidated Balance Sheet had the variable interest entity not been utilized and conventional debt financing been employed. Further, we would have recorded an asset in the same amount. Monthly lease payments equal the monthly interest expense on such debt securities. The Master Lease currently qualifies as an operating lease for financial reporting purposes.

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

Prospectively, KeySpan will have a $425 million asset that will be amortized over the economic life of the leased property. However, upon implementation, there will be a cumulative catch-up adjustment for a change in accounting policy as if the asset had been owned from inception, or June 20, 1999. Therefore, at July 1, 2003, assuming a 35-year economic life, KeySpan will be deemed to have owned and depreciated the asset from inception, or for approximately 4 years. Therefore, it is anticipated that we will record a $29.1 million after-tax charge, or $0.18 per share, change in accounting principle on the Consolidated Statement of Income. Upon implementation of FIN 46, therefore, we anticipate recording an asset of approximately $376 million and debt of $425 million. Based upon expected average outstanding shares, we anticipate the incremental impact of the additional depreciation expense for the remaining six months of 2003 to be approximately $0.02 per share.

If our subsidiary that leases the Ravenswood facility is not able to fulfill its payment obligation with respect to the Master Lease, then the maximum amount KeySpan would be exposed to under its current guarantees would be $425 million plus the present value of the remaining lease payments through June 20, 2009.

10. STOCK OPTIONS

Stock options have been issued to KeySpan officers, directors and certain other management employees and consultants as approved by the Board of Directors.
These options generally vest over a three-to-five year period and have a ten-year exercise period. Moreover, under a separate plan, Houston Exploration has issued stock options to its directors and key Houston Exploration employees. During 2002, we announced our intention to record stock options as a compensation expense beginning with those options granted in 2003. In 2003, KeySpan and Houston Exploration adopted the prospective method of transition in accordance with SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." Accordingly, compensation expense has been recognized by employing the fair value recognition provisions of SFAS 123 "Accounting for Stock-Based Compensation" for grants awarded after January 1, 2003.

KeySpan and Houston Exploration continue to apply APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for grants awarded prior to January 1, 2003. Accordingly, no compensation cost has been recognized for these fixed stock option plans in the Consolidated Financial Statements since the exercise prices and market values were equal on the grant dates. Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under the plans consistent with SFAS 123, our net income and earnings per share would have decreased to the pro-forma amounts indicated below:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                     Three Months Ended June 30,        Six Months Ended June 30,
(In Thousands of Dollars, Except Per Share Amounts)                     2003              2002            2003               2002
-----------------------------------------------------------------------------------------------------------------------------------
Earnings available for common stock:                                  $ (7,399)         $ 8,036       $ 234,405          $ 221,191
As reported
     Add: recorded stock-based compensation expense, net of tax          1,132               66           1,990                 66
     Deduct: total stock-based compensation expense, net of tax         (2,969)          (1,887)         (6,070)            (3,774)
-----------------------------------------------------------------------------------------------------------------------------------
Pro-forma earnings                                                    $ (9,236)         $ 6,215       $ 230,325          $ 217,483
-----------------------------------------------------------------------------------------------------------------------------------
Earnings per share:
     Basic - as reported                                              $  (0.05)         $  0.06       $    1.49          $    1.57
     Basic - pro-forma                                                $  (0.06)         $  0.04       $    1.46          $    1.55

     Diluted - as reported                                            $  (0.05)         $  0.06       $    1.48          $    1.56
     Diluted - pro-forma                                              $  (0.06)         $  0.04       $    1.45          $    1.53
-----------------------------------------------------------------------------------------------------------------------------------

11. KEYSPAN GAS EAST CORPORATION SUMMARY FINANCIAL INFORMATION

KEDLI is a wholly owned subsidiary of KeySpan. KEDLI was formed on May 7, 1998 and on May 28, 1998, acquired substantially all of the assets related to the gas distribution business of LILCO. KEDLI established a program for the issuance, from time to time, of up to $600 million aggregate principal amount of Medium-Term Notes, which are fully and unconditionally guaranteed by KeySpan Corporation. On February 1, 2000, KEDLI issued $400 million of 7.875% Medium-Term Notes due 2010. In January 2001, KEDLI issued an additional $125 million of Medium-Term Notes at 6.9% due January 2008. The following condensed financial statements are required to be disclosed by SEC regulations and set forth those of KEDLI, KeySpan Corporation as guarantor of the Medium-Term Notes and our other subsidiaries on a combined basis. The June 30, 2002 disclosures have been revised to separately present our other subsidiaries.

-----------------------------------------------------------------------------------------------------------------------------------
                    Statement of Income
-----------------------------------------------------------------------------------------------------------------------------------
                                                                        Three Months Ended June 30, 2003
(In Thousands of Dollars)                    Guarantor         KEDLI         Other Subsidiaries     Eliminations     Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Revenues                                     $     34       $ 177,340            $ 1,230,812          $    (34)      $ 1,408,152
Operating Expenses
  Purchased gas                                     -          90,611                333,689                 -           424,300
  Fuel and purchased power                          -               -                102,476                 -           102,476
  Operations and maintenance                   (5,424)         32,760                482,300                 -           509,636
  Intercompany expense                             31             735                   (735)              (31)                -
  Depreciation and amortization                   (20)         18,064                124,246                 -           142,290
  Operating taxes                              (1,824)         16,954                 80,121                 -            95,251
                                         ------------------------------------------------------------------------------------------
Total Operating Expenses                       (7,237)        159,124              1,122,097               (31)        1,273,953

Income from Equity Investments                     36               -                  3,994                 -             4,030
                                         ------------------------------------------------------------------------------------------
Operating Income (Loss)                         7,307          18,216                112,709                (3)          138,229

Interest charges                              (53,403)        (16,104)               (56,720)           47,029           (79,198)
Other income and (deductions)                  34,630          (1,809)               (46,030)          (36,282)          (49,491)
                                         ------------------------------------------------------------------------------------------
Total Other Income and (Deductions)           (18,773)        (17,913)              (102,750)           10,747          (128,689)

Income (Loss) Before Income Taxes             (11,466)            303                  9,959            10,744             9,540

Income Taxes (Benefit)                         (5,528)          1,221                 19,785                 -            15,478
                                         ------------------------------------------------------------------------------------------

Net Income (Loss)                            $ (5,938)      $    (918)           $    (9,826)         $ 10,744       $    (5,938)
                                         =========================================================================================

------------------------------------------------------------------------------------------------------------------------------------
                            Statement of Income
------------------------------------------------------------------------------------------------------------------------------------
                                                                           Three Months Ended June 30, 2002
(In Thousands of Dollars)                         Guarantor        KEDLI       Other Subsidiaries      Eliminations    Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                          $   130       $ 137,937          $ 1,080,263          $   (130)      $ 1,218,200
Operating Expenses
  Purchased gas                                         -          62,573              187,369                 -           249,942
  Fuel and purchased power                              -               -               93,292                 -            93,292
  Operations and maintenance                        1,522          13,066              538,118                 -           552,706
  Intercompany expense                                 83          20,033              (20,033)              (83)                -
  Depreciation and amortization                        (3)         15,340              112,126                 -           127,463
  Operating taxes                                    (569)         18,354               66,277                 -            84,062
                                               -------------------------------------------------------------------------------------
Total Operating Expenses                            1,033         129,366              977,149               (83)        1,107,465

Income from Equity Investment                          34               -                3,206                 -             3,240
                                               -------------------------------------------------------------------------------------
Operating Income (Loss)                              (869)          8,571              106,320               (47)          113,975

Interest charges                                  (47,831)        (15,900)             (68,663)           62,340           (70,054)
Other income and (deductions)                      52,613           2,193               14,610           (67,793)            1,623
                                               -------------------------------------------------------------------------------------
Total Other Income and (Deductions)                 4,782         (13,707)             (54,053)           (5,453)          (68,431)

Income (Loss) Before Income Taxes                   3,913          (5,136)              52,267            (5,500)           45,544

Income Taxes (Benefit)                             (5,599)         (1,767)              23,736                 -            16,370
                                               -------------------------------------------------------------------------------------
Earnings from Continuing Operations               $ 9,512       $  (3,369)         $    28,531          $ (5,500)      $    29,174

Discontinued Operations                                 -               -              (19,662)                -           (19,662)
                                               -------------------------------------------------------------------------------------
Net Income (Loss)                                 $ 9,512       $  (3,369)         $     8,869          $ (5,500)      $     9,512
                                               ====================================================================================-

------------------------------------------------------------------------------------------------------------------------------------
                            Statement of Income
-----------------------------------------------------------------------------------------------------------------------------------
                                                                           Six Months Ended June 30, 2003
(In Thousands of Dollars)                        Guarantor         KEDLI       Other Subsidiaries     Eliminations    Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Revenues                                        $     177       $ 655,685          $ 3,264,992       $     (177)     $ 3,920,677
Operating Expenses
  Purchased gas                                         -         377,620            1,242,845                -        1,620,465
  Fuel and purchased power                              -               -              199,998                -          199,998
  Operations and maintenance                        1,835          70,980              935,010                -        1,007,825
  Intercompany expense                                 65           1,917               (1,917)             (65)               -
  Depreciation and amortization                       (40)         44,984              242,317                -          287,261
  Operating taxes                                  (1,824)         40,959              180,829                -          219,964
                                               ------------------------------------------------------------------------------------
Total Operating Expenses                               36         536,460            2,799,082              (65)       3,335,513

Income from Equity Investment                         108               -                9,651                -            9,759
                                               ------------------------------------------------------------------------------------
Operating Income (Loss)                               249         119,225              475,561             (112)         594,923

Interest charges                                  (99,880)        (31,110)            (109,019)          91,872         (148,137)
Other income and (deductions)                     328,011          (9,026)             (41,444)        (328,863)         (51,322)
                                               ------------------------------------------------------------------------------------
Total Other Income and (Deductions)               228,131         (40,136)            (150,463)        (236,991)        (199,459)

Income (Loss) Before Income Taxes                 228,380          79,089              325,098         (237,103)         395,464

Income Taxes (Benefit)                             (8,947)         29,533              137,725                -          158,311
                                               ------------------------------------------------------------------------------------
Earnings before Change in Accounting Principle    237,327          49,556              187,373         (237,103)         237,153

Cumulative Effect of Change in Accounting
 Principle                                              -               -                  174                -              174
                                               ------------------------------------------------------------------------------------
Net Income (Loss)                               $ 237,327       $  49,556          $   187,547       $ (237,103)     $   237,327
                                               ====================================================================================

------------------------------------------------------------------------------------------------------------------------------------
                            Statement of Income
------------------------------------------------------------------------------------------------------------------------------------
                                                                             Six Months Ended June 30, 2002
(In Thousands of Dollars)                         Guarantor       KEDLI        Other Subsidiaries     Eliminations      Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                         $     234     $ 456,884            $ 2,634,893       $     (234)       $ 3,091,777
Operating Expenses
  Purchased gas                                          -       205,440                693,859                -            899,299
  Fuel and purchased power                               -             -                177,664                -            177,664
  Operations and maintenance                         3,028        25,067              1,022,689                -          1,050,784
  Intercompany expense                                 139        38,242                (38,242)            (139)                 -
  Depreciation and amortization                         (3)       35,581                217,882                -            253,460
  Operating taxes                                        1        41,660                156,305                -            197,966
                                               -------------------------------------------------------------------------------------
Total Operating Expenses                             3,165       345,990              2,230,157             (139)         2,579,173

Income from Equity Investments                          34             -                  7,375                -              7,409
                                               -------------------------------------------------------------------------------------
Operating Income (Loss)                             (2,897)      110,894                412,111              (95)           520,013

Interest charges                                   (94,760)      (31,102)              (136,430)         119,631           (142,661)
Other income and (deductions)                      315,864         5,095                 27,498         (340,322)             8,135
                                               -------------------------------------------------------------------------------------
Total Other Income and (Deductions)                221,104       (26,007)              (108,932)        (220,691)          (134,526)

Income (Loss) Before Income Taxes                  218,207        84,887                303,179         (220,786)           385,487

Income Taxes (Benefit)                              (5,936)       37,394                110,224                -            141,682
                                               -------------------------------------------------------------------------------------

Earnings from Continuing Operations                224,143        47,493                192,955         (220,786)           243,805
Discontinued Operations                                  -             -                (19,662)                            (19,662)
                                               -------------------------------------------------------------------------------------
Net Income (Loss)                                $ 224,143     $  47,493            $   173,293       $ (220,786)       $   224,143
                                               =====================================================================================


----------------------------------------------------------------------------------------------------------------------------------
Balance Sheet
----------------------------------------------------------------------------------------------------------------------------------
                                                                                June 30, 2003
                                                 Guarantor          KEDLI     Other Subsidiaries     Eliminations     Consolidated
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash & temporary cash investments          $    15,436        $    6,533     $    173,699       $          -      $    195,668
   Accounts receivable, net                        30,604           214,197        1,233,015                  -         1,477,816
   Other current assets                             5,158            69,783          416,531                  -           491,472
                                            --------------------------------------------------------------------------------------
                                                   51,198           290,513        1,823,245                  -         2,164,956
                                            --------------------------------------------------------------------------------------

Investments and Other                           3,930,951             2,542          210,721         (3,863,633)          280,581
                                            --------------------------------------------------------------------------------------
Property
   Gas                                                  -         1,819,692        4,468,296                  -         6,287,988
   Other                                                -                 -        5,175,390                  -         5,175,390
   Accumulated depreciation and depletion               -          (337,659)      (3,592,285)                 -        (3,929,944)
                                            --------------------------------------------------------------------------------------
                                                        -         1,482,033        6,051,401                  -         7,533,434
                                            --------------------------------------------------------------------------------------

Intercompany Accounts Receivable                3,676,581                 -          537,345         (4,213,926)                -

Deferred Charges                                  325,727           187,973        2,407,472                  -         2,921,172
                                            --------------------------------------------------------------------------------------

Total Assets                                  $ 7,984,457       $ 1,963,061     $ 11,030,184       $ (8,077,559)     $ 12,900,143
                                            ======================================================================================

LIABILITIES AND CAPITALIZATION
Current Liabilities
   Accounts payable                           $   131,692       $    84,050     $    752,009       $          -      $    967,751
   Commercial paper                               431,000                 -                -                  -           431,000
   Other current liabilities                      301,777            99,105           48,968                  -           449,850
                                            --------------------------------------------------------------------------------------
                                                  864,469           183,155          800,977                  -         1,848,601
                                            --------------------------------------------------------------------------------------
Intercompany Accounts Payable                           -           140,009        1,942,533         (2,082,542)                -
                                            ---------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
Deferred income tax                               (43,229)          147,602          799,588                  -           903,961
Other deferred credits and liabilities            416,927            94,746          587,624                  -         1,099,297
                                            --------------------------------------------------------------------------------------
                                                  373,698           242,348        1,387,212                  -         2,003,258
                                            --------------------------------------------------------------------------------------
Capitalization
Common shareholders' equity                     3,613,651           696,645        3,141,857         (3,863,633)        3,588,520
Preferred stock                                    83,697                 -                -                  -            83,697
Long-term debt                                  3,048,942           700,904        3,287,147         (2,131,384)        4,905,609
                                            --------------------------------------------------------------------------------------
Total Capitalization                            6,746,290         1,397,549        6,429,004         (5,995,017)        8,577,826
                                            --------------------------------------------------------------------------------------
Minority Interest in Subsidiary Companies               -                 -          470,458                  -           470,458
                                            --------------------------------------------------------------------------------------
Total Liabilities & Capitalization            $ 7,984,457       $ 1,963,061     $ 11,030,184       $ (8,077,559)     $ 12,900,143
                                            ======================================================================================

-----------------------------------------------------------------------------------------------------------------------------------
Balance Sheet
-----------------------------------------------------------------------------------------------------------------------------------
                                                                              December 31, 2002
                                                Guarantor            KEDLI    Other Subsidiaries      Eliminations    Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash & temporary cash investments           $    88,308           $ 6,472          $ 75,837                $ -     $    170,617
   Accounts receivable, net                         23,982           208,512         1,299,559                  -        1,532,053
   Other current assets                              1,757            79,206           423,596                  -          504,559
                                           ----------------------------------------------------------------------------------------
                                                   114,047           294,190         1,798,992                  -        2,207,229
                                           ----------------------------------------------------------------------------------------

Investments and Other                            3,797,964             2,717           201,675         (3,736,379)         265,977
                                           ----------------------------------------------------------------------------------------
Property
   Gas                                                   -         1,771,780         4,352,501                  -        6,124,281
   Other                                                 -                 -         4,807,724                  -        4,807,724
   Accumulated depreciation and depletion                -          (322,236)       (3,392,169)                 -       (3,714,405)
                                           ----------------------------------------------------------------------------------------
                                                         -         1,449,544         5,768,056                  -        7,217,600
                                           ----------------------------------------------------------------------------------------

Intercompany Accounts Receivable                 3,619,515                 -           712,394         (4,331,909)               -

Deferred Charges                                   339,443           192,652         2,391,405                  -        2,923,500
                                           ----------------------------------------------------------------------------------------

Total Assets                                   $ 7,870,969       $ 1,939,103      $ 10,872,522       $ (8,068,288)    $ 12,614,306
                                           ========================================================================================

LIABILITIES AND CAPITALIZATION
Current Liabilities
   Accounts payable                            $   132,966       $    68,772         $ 859,911                $ -     $  1,061,649
   Commercial paper                                915,697                 -                 -                  -          915,697
   Other current liabilities                       107,605           104,975            30,302                  -          242,882
                                           ----------------------------------------------------------------------------------------
                                                 1,156,268           173,747           890,213                  -        2,220,228
                                           ----------------------------------------------------------------------------------------
Intercompany Accounts Payable                            -           178,843         2,071,682         (2,250,525)               -
                                           ----------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
Deferred income tax                                (43,110)          139,715           780,408                  -          877,013
Other deferred credits and liabilities             481,964            98,805           453,353                  -        1,034,122
                                           ----------------------------------------------------------------------------------------
                                                   438,854           238,520         1,233,761                  -        1,911,135
                                           ----------------------------------------------------------------------------------------
Capitalization
Common shareholders' equity                      2,983,214           647,089         3,050,668         (3,736,379)       2,944,592
Preferred stock                                     83,849                 -                 -                  -           83,849
Long-term debt                                   3,208,784           700,904         3,395,777         (2,081,384)       5,224,081
                                           ----------------------------------------------------------------------------------------
Total Capitalization                             6,275,847         1,347,993         6,446,445         (5,817,763)       8,252,522
                                           ----------------------------------------------------------------------------------------
Minority Interest in Subsidiary Companies                -                 -           230,421                  -          230,421
                                           ----------------------------------------------------------------------------------------
Total Liabilities & Capitalization             $ 7,870,969       $ 1,939,103      $ 10,872,522       $ (8,068,288)    $ 12,614,306
                                           ========================================================================================

--------------------------------------------------------------------------------------------------------------------------
Statement of Cash Flows
--------------------------------------------------------------------------------------------------------------------------
                                                                        Six Months Ended June 30, 2003
                                                      --------------------------------------------------------------------
                                                         Guarantor        KEDLI        Other Subsidiaries     Consolidated
                                                      --------------------------------------------------------------------
Operating Activities
Net Cash Provided by Operating Activities                $ 138,174       $ 88,770              $ 338,433        $ 565,377
                                                      --------------------------------------------------------------------
Investing Activities
   Capital expenditures                                          -        (49,875)              (384,177)        (434,052)
   Proceeds from the sale of subsidiary investments         79,200              -                119,353          198,553
                                                      --------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities         79,200        (49,875)              (264,824)        (235,499)
                                                      --------------------------------------------------------------------
Financing Activities
   Treasury stock issued                                    57,441              -                      -           57,441
   Equity issuance                                         473,573              -                      -          473,573
   Redemption of promissory notes                         (447,005)             -                      -         (447,005)
   Payment of debt, net                                   (184,697)             -                (77,490)        (262,187)
   Common and preferred stock dividends paid              (136,357)             -                      -         (136,357)
   Other                                                    13,065              -                 (3,357)           9,708
   Net intercompany accounts                               (66,266)       (38,834)               105,100                -
                                                      --------------------------------------------------------------------
                                                                                                                        -
Net Cash Provided by (Used in) Financing Activities       (290,246)       (38,834)                24,253         (304,827)
                                                      --------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents     $ (72,872)      $     61              $  97,862        $  25,051
Cash and Cash Equivalents at Beginning of Period            88,308          6,472                 75,837          170,617
                                                      --------------------------------------------------------------------
Cash and Cash Equivalents at End of Period               $  15,436       $  6,533              $ 173,699        $ 195,668
                                                      ====================================================================


----------------------------------------------------------------------------------------------------------------------------------
Statement of Cash Flows
----------------------------------------------------------------------------------------------------------------------------------
                                                                              Six Months Ended June 30, 2002
                                                     -----------------------------------------------------------------------------
Operating Activities                                        Guarantor        KEDLI            Other Subsidiaries      Consolidated
                                                     -----------------------------------------------------------------------------
Net Cash Provided by (Used in) Operating Activities       $ (170,043)      $ 176,705                $ 661,495           $ 668,157
                                                     -----------------------------------------------------------------------------
Investing Activities
   Capital expenditures                                            -         (60,672)                (519,231)           (579,903)
                                                     -----------------------------------------------------------------------------
Net Cash Used in Investing Activities                              -         (60,672)                (519,231)           (579,903)
                                                     -----------------------------------------------------------------------------
Financing Activities
   Treasury stock issued                                      51,896               -                        -              51,896
   Payment of debt, net                                      (17,795)              -                   (6,836)            (24,631)
   Common and preferred stock dividends paid                (127,636)              -                        -            (127,636)
   Other                                                      (1,355)              -                   (8,181)             (9,536)
   Net intercompany accounts                                 309,651        (116,033)                (193,618)                  -
                                                     -----------------------------------------------------------------------------

Net Cash Provided by (Used in) Financing Activities          214,761        (116,033)                (208,635)           (109,907)
                                                     -----------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents      $   44,718       $       -                $ (66,371)          $ (21,653)
Cash and Cash Equivalents at Beginning of Period                   -               -                  159,252             159,252
                                                     -----------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                $   44,718       $       -                $  92,881           $ 137,599
                                                     =============================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Review of Results
------------------------------

The following is a summary of transactions affecting comparative earnings and a discussion of material changes in revenues and expenses during the three and six months ended June 30, 2003, compared to the three and six months ended June 30, 2002. Capitalized terms used in the following discussion, but not otherwise defined, have the same meaning as when used in the Notes to the Consolidated Financial Statements included under Item 1. References to "KeySpan", "we", "us", and "our" mean KeySpan Corporation, together with its consolidated subsidiaries.

Operating income by segment, as well as consolidated earnings available for common stock is set forth in the following table for the periods indicated.

----------------------------------------------------------------------------------------------------------------------------------
(In Thousands of Dollars, Except per Share)
----------------------------------------------------------------------------------------------------------------------------------
                                                           Three Months Ended June 30,                 Six Months Ended June 30,
                                                          2003                      2002              2003                  2002
----------------------------------------------------------------------------------------------------------------------------------
Gas Distribution                                       $ 31,616                  $ 30,096         $ 396,553             $ 361,118
Electric Services                                        51,480                    59,501            91,150               120,991
Energy Services                                          (9,872)                  (10,867)          (19,020)              (20,224)
Energy Investments                                       59,222                    29,308           124,936                53,835
Eliminations and other                                    5,783                     5,937             1,304                 4,293
----------------------------------------------------------------------------------------------------------------------------------
Operating Income                                        138,229                   113,975           594,923               520,013
Other Income and (Deductions)                          (128,689)                  (68,431)         (199,459)             (134,526)
Income taxes                                             15,478                    16,370           158,311               141,682
----------------------------------------------------------------------------------------------------------------------------------
Income (Loss) from Continuing Operations                 (5,938)                   29,174           237,153               243,805
Cumulative effect of a change
   in accounting principle (See Note 7)                       -                         -               174                     -
Discontinued operations                                       -                   (19,662)                -               (19,662)
----------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                        (5,938)                    9,512           237,327               224,143
Preferred stock dividend requirements                     1,461                     1,476             2,922                 2,952
----------------------------------------------------------------------------------------------------------------------------------
Earnings (Loss) for Common Stock                       $ (7,399)                 $  8,036         $ 234,405             $ 221,191
----------------------------------------------------------------------------------------------------------------------------------
Basic Earnings per Share
   Income (loss) from continuing operations            $  (0.05)                 $   0.20         $    1.49             $    1.71
   Change in accounting principle                             -                         -                 -                     -
   Discontinued operations                                    -                     (0.14)                -                 (0.14)
----------------------------------------------------------------------------------------------------------------------------------
                                                       $  (0.05)                 $   0.06         $    1.49             $    1.57
----------------------------------------------------------------------------------------------------------------------------------

As indicated in the above table, operating income increased $24.3 million, or 21% and $74.9 million, or 14% for the three and six months ended June 30, 2003, respectively, compared to the corresponding periods of the prior year. The increase in operating income for both the quarter and six months reflects higher earnings from the Energy Investments and Gas Distribution segments, somewhat offset by a decrease in earnings from the Electric Services segment. The Energy Investment segment benefited from higher earnings associated with gas exploration and production activities as a result of significantly higher realized gas prices. The Gas Distribution segment benefited from significantly colder weather during the January through April 2003 heating season compared to the same period last year, as well as from load growth. Lower results from the Electric Services segment are attributable to higher operating costs as a result of increases in plant maintenance expenses and pension and other postretirement costs, as well as lower revenues from our merchant generating facility, due, in part to cooler weather. (See the discussion under the caption "Review of Operating Segments" for further details on each segment.)

Included in Other Income and (Deductions) are interest charges of $79.2 million and $148.1 million for the three and six months ended June 30, 2003, respectively, an increase of 13% and 4% compared to the same periods last year. The increase in interest charges primarily reflects the termination of certain interest-rate derivative swap instruments that were in effect in 2002. (See Note 6 to the Consolidated Financial Statements "Hedging and Derivative Financial Instruments".) For the three and six months ended June 30, 2003, Other Income and (Deductions) also reflects a pre-tax loss of $30.3 million ($34.1 million after-tax) associated with the partial monetization of our Canadian investments. In June 2003, we sold 39.09% of our interest in KeySpan Canada, a company with natural gas processing plants and gathering facilities in Western Canada. Additionally, we sold our 20% interest in Taylor NGL LP that owns and operates two extraction plants also in Canada. (See Note 2 to the Consolidated Financial Statements "Business Segments" for additional information regarding this transaction.)

Also included in Other Income and (Deductions) for the six months ended June 30, 2003 is a gain of $19.0 million reflecting the monetization of a portion of our ownership interest in The Houston Exploration Company ("Houston Exploration"), a gas exploration and production subsidiary. In February 2003, we reduced our ownership interest in Houston Exploration from 66% to approximately 56% following the repurchase, by Houston Exploration, of three million shares of common stock owned by KeySpan. Income taxes were not provided on this transaction, since the transaction was structured as a return of capital. Further, in June 2003, Houston Exploration incurred costs of $5.9 million to retire $100 million 8.625% Notes due 2008, that were also included in Other
Income and (Deductions). Additionally, in July 2002, Houston Exploration received an abatement of severance taxes for certain qualifying wells. As a result of this abatement, during the three and six months ended June 30, 2003, Houston Exploration recorded severance tax refunds of $2.3 million and $12.9 million for severance taxes paid in 2002 and earlier periods, which have also been reflected in Other Income and (Deductions).

In March 2003, we called approximately $447 million of outstanding promissory notes that were issued to the Long Island Power Authority ("LIPA") in connection with the KeySpan/Long Island Lighting Company ("LILCO") business combination completed in May 1998. We recorded debt redemption charges of $18.2 million associated with this redemption which is also recorded in Other Income and (Deductions).

Finally, Other Income and (Deductions) reflects adjustments for minority interest, as well as carrying charges on certain regulatory assets.

Income tax expense for the three and six months ended June 30, 2003 and 2002, reflects a number of items impacting comparative earnings. During the second quarter of 2003, certain costs associated with employee deferred compensation plans were deducted for federal income tax purposes. These costs, however, are not expensed for "book" purposes resulting in a beneficial permanent book-to-tax difference of $6.3 million. Further, the partial monetization of our Canadian investments resulted in a tax expense of $3.8 million, reflecting certain United States partnership tax rules. Income tax expense for the three and six months ended June 30, 2002 reflects a tax benefit of $6.4 million as a result of the favorable resolution of certain outstanding tax issues related to the KeySpan/LILCO merger. Additionally, during the first quarter of 2002, we recorded an adjustment to deferred income taxes of $177.7 million reflecting a decrease in the tax basis of the assets acquired at the time of the merger. This adjustment was a result of a revised valuation study and the filing of an amended tax return. Concurrent with the deferred tax adjustment, we reduced current income taxes payable by $183.2 million, resulting in a $5.5 million income tax benefit. Further, it should be noted that pre-tax income in the Consolidated Statement of Income reflects minority interest adjustments, whereas income taxes reflects the full amount of subsidiary taxes. Excluding these items, income taxes generally reflects the level of pre-tax earnings for all periods.

On January 24, 2002, we announced that we had entered into an agreement to sell Midland Enterprises LLC ("Midland"), our marine barge business. During the fourth quarter of 2001, in anticipation of this divestiture that closed on July 2, 2002, we recorded an estimated loss on the sale of Midland as well as an estimate for Midland's results of operations for the first six months of 2002. During the three months ended June 30, 2002, we recorded an additional after-tax loss of $19.7 million, primarily reflecting a provision for certain city and state taxes that resulted from a change in our tax structuring strategy.

As a result of the above mentioned items, earnings available for common stock for the three months ended June 30, 2003 decreased $15.4 million, or $0.11 per share, compared to the same period last year. Earnings available for common stock for the six months ended June 30, 2003 increased $13.2 million; earnings per share, however, decreased by $0.08 per share, compared to the same period last year. Average common shares outstanding for the six months ended June 30, 2003 increased 12%, primarily reflecting the issuance of 13.9 million shares of common stock on January 17, 2003, as well as the re-issuance of shares held in treasury pursuant to dividend reinvestment and employee benefit plans. The increase in average common shares outstanding reduced six months 2003 earnings per share by $0.18 compared to the corresponding period in 2002. To mitigate the dilutive effect of the equity offering we redeemed a portion of outstanding promissory notes that were issued to LIPA, as previously mentioned. Interest savings associated with this redemption are estimated to be $15.6 million after-tax, or $0.09 per share, in 2003.

Consistent with our prior earnings guidance, KeySpan's earnings for 2003 are forecasted to be approximately $2.45 to $2.60 per share, excluding special items. Earnings from continuing core operations (defined for this purpose as all continuing operations other than gas exploration and production, less preferred stock dividends) are forecasted to be approximately $2.15 to $2.20 per share, while earnings from gas exploration and production operations are forecasted to be approximately $0.30 to $0.40 per share. The earnings forecasts may vary significantly during the year due to, among other things, changing economic and energy market conditions, commodity prices and weather, and may vary by operating segment as well.

Consolidated earnings are seasonal in nature due to the significant contribution to earnings of the gas distribution operations. As a result, we expect to earn most of our annual earnings in the first and fourth quarters of our fiscal year.

Review of Operating Segments
----------------------------

In response to new disclosure regulations adopted by the Securities and Exchange Commission ("SEC") as part of its implementation of the Sarbanes-Oxley Act of 2002 - specifically Regulation G which became effective March 2003 - we are reporting all of KeySpan's segment results on an Operating Income basis for 2003 and 2002. Management believes that this Generally Accepted Accounting Principle
(GAAP) based measure provides a true indication of KeySpan's underlying performance associated with its operations. The following is a discussion of financial results achieved by KeySpan's operating segments presented on an Operating Income basis.

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

----------------------------------------------------------------------------------------------------------------------------
                                                     Three Months Ended June 30,                 Six Months Ended June 30,
(In Thousands of Dollars)                              2003                2002                   2003               2002
----------------------------------------------------------------------------------------------------------------------------
Revenues                                            $ 732,036           $ 521,822           $ 2,564,737         $ 1,744,791
Cost of gas                                           417,484             236,357             1,571,616             849,939
Revenue taxes                                          17,269              15,588                55,886              48,144
----------------------------------------------------------------------------------------------------------------------------
Net Revenues                                          297,283             269,877               937,235             846,708
----------------------------------------------------------------------------------------------------------------------------
Operating Expenses
   Operations and maintenance                         163,124             152,767               329,214             298,305
   Depreciation and amortization                       66,192              58,118               137,009             121,138
   Operating taxes                                     36,351              28,896                74,459              66,147
----------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                              265,667             239,781               540,682             485,590
----------------------------------------------------------------------------------------------------------------------------
Operating Income                                    $  31,616           $  30,096           $   396,553         $   361,118
----------------------------------------------------------------------------------------------------------------------------
Firm gas sales and transportation (MDTH)               56,048              47,978               211,714             164,496
Transportation - Electric Generation (MDTH)             9,145              13,182                14,148              26,541
Other Sales (MDTH)                                     24,482              39,112                78,151             102,024
Warmer (Colder) than Normal - New York                   (30%)         -                           (13%)                15%
Warmer (Colder) than Normal - New England                (45%)                14%                  (17%)                10%
----------------------------------------------------------------------------------------------------------------------------

An MDTH is 10,000 therms (British Thermal Units) and reflects the heating content of approximately one million cubic feet of gas. A therm reflects the heating content of approximately 100 cubic feet of gas. One billion cubic feet
(BCF) of gas equals approximately 1,000 MDTH.

Net Revenues

Net gas revenues (revenues less the cost of gas and associated revenue taxes) from our gas distribution operations increased by $90.5 million, or 11%, for the six months ended June 30, 2003 compared to the same period last year. Both our New York and New England based gas distribution operations benefited from the significantly colder than normal weather experienced throughout the Northeastern United States during this past winter heating season. Based on heating degree days, weather for the six months ended June 30, 2003 was approximately 13%-17% colder than normal and approximately 30% - 35% colder than last year in our New York and New England service territories.

Net revenues from firm gas customers (residential, commercial and industrial customers) in our New York service territory increased by $51.4 million for the six months ended June 30, 2003, compared to the same period last year. Customer additions and oil-to-gas conversions, net of attrition and conservation, added approximately $10 million to net revenues during the six months. Higher customer consumption due primarily to colder than normal weather added approximately $50 million to net revenues during the six months. However, KEDNY and KEDLI each operate under a utility tariff that contains a weather normalization adjustment that significantly offsets variations in firm net revenues due to fluctuations in normal weather. These weather normalization adjustments resulted in a $26.3 million refund to firm gas customers during the past six months. Further, included in net revenues are regulatory incentives and recovery of certain taxes that added $4.0 million and $13.5 million, respectively to net revenues during this time period. The recovery of taxes through revenues, however, does not impact net income since the taxes they are designed to recover are expensed as amortization charges and income taxes, as appropriate, on the Consolidated Statement of Income.

Net revenues from firm gas customers in our New England service territory increased by $26.0 million for the six months ended June 30, 2003 compared to the same period last year. Customer additions and oil-to-gas conversions, net of attrition and conservation, added approximately $9 million to net revenues during the six months. Higher customer consumption due primarily to colder than normal weather added approximately $33 million to net revenues during the past six months. The gas distribution operations of our New England based subsidiaries do not have a weather normalization adjustment. To mitigate the effect of fluctuations in normal weather patterns on KEDNE's results of operations and cash flows, weather derivatives were put in place for the 2002/2003 winter heating season. Since weather during the first quarter of 2003 was 10% colder than normal in the New England service territory, we recorded an $11.9 million reduction to revenues to reflect the loss on these derivative transactions. (See Note 6 to the Consolidated Financial Statements "Hedging and Derivative Financial Instruments" for further information). Further, included in net revenues for the period ended June 30, 2002, was a benefit of $3.9 million as a result of a favorable ruling from the Massachusetts Supreme Judicial Court relating to the appeal by Boston Gas Company of its Performance Based Rate Plan ("PBR").

Firm gas distribution rates during the first six months of 2003, other than for the recovery of gas costs, have remained substantially unchanged from rates charged last year in all of our service territories.

In our large-volume heating and other interruptible (non-firm) markets, which include large apartment houses, government buildings and schools, gas service is provided under rates that are designed to compete with prices of alternative fuel, including No. 2 and No. 6 grade heating oil. Net revenues from sales to these markets increased by $13.1 million during the six months ended June 30, 2003 compared to same period last year. The majority of interruptible profits earned by KEDNE and KEDLI are returned to firm customers as an offset to gas costs.

We are committed to our expansion strategies initiated during the past few years. We believe that significant growth opportunities exist on Long Island and in our New England service territories. We estimate that on Long Island approximately 35% of the residential and multi-family markets, and approximately 55% of the commercial market, currently use natural gas for space heating. Further, we estimate that in our New England service territories approximately 50% of the residential and multi-family markets, and approximately 45% of the commercial market, currently use natural gas for space heating purposes. We will continue to seek growth, in all our market segments, through the economical expansion of our gas distribution system, as well as through the conversion of residential homes from oil-to-gas for space heating purposes and the pursuit of opportunities to grow multi-family, industrial and commercial markets.

Firm Sales, Transportation and Other Quantities

Firm gas sales and transportation quantities increased by 29% during the six months ended June 30, 2003, compared to the same period in 2002, due to higher customer consumption as a result of the significantly colder weather during the past winter heating season, as well as from customer additions and oil-to-gas conversions to natural gas. Net revenues are not affected by customers opting to purchase their gas supply from other sources, since delivery rates charged to transportation customers generally are the same as delivery rates charged to sales service customers. Transportation quantities related to electric generation reflect the transportation of gas to our electric generating facilities located on Long Island. Net revenues from these services are not material.

Other sales quantities include on-system interruptible quantities, off-system sales quantities (sales made to customers outside of our service territories) and related transportation. We have an agreement with Coral Resources, L.P. ("Coral"), a subsidiary of Shell Oil Company, under which Coral assists in the origination, structuring, valuation and execution of energy-related transactions on behalf of KEDNY and KEDLI. We also have a portfolio management contract with Entergy-Koch, under which Entergy-Koch provides all of the city gate supply requirements at market prices and manages certain upstream capacity, underground storage and term supply contracts for KEDNE. These agreements have been renewed through March 31, 2006.

Purchased Gas for Resale

The increase in gas costs for the six months ended June 30, 2003 compared to the same period in 2002 of $721.7 million, or 85%, reflects an increase of 51% in the price per dekatherm of gas purchased, and a 17% increase in the quantity of gas purchased. Fluctuations in utility gas costs associated with firm gas customers have no impact on operating results. The current gas rate structure of each of our gas distribution utilities includes a gas adjustment clause, pursuant to which variations between actual gas costs incurred and gas costs billed are deferred and refunded to or collected from customers in a subsequent period.

Operating Expenses

Operating expenses during the second quarter of 2003 increased $25.9 million, or 11%, compared to the same quarter last year and $55.1 million, or 11% for the six months ended June 30, 2003, compared to the same period last year. These increases are primarily attributable to higher employee benefits, primarily pension and other postretirement benefits, which have increased (net of amounts deferred and subject to regulatory true-ups) $11.9 million and $21.1 million for the three and six months ended June 30, 2003, respectively. The cost of these benefits has risen primarily as a result of lower actual returns on plan assets, as well as increased health care costs. Further, the colder weather experienced during the first six months of 2003 resulted in increased repair and maintenance work on our gas distribution infrastructure and higher comparative operating expenses. Also, for the six months ended June 30, 2003, the provision for bad debts has increased as a result of higher revenues due to the cold weather and higher cost of gas purchased.

Higher depreciation and amortization expense reflects the continued expansion of the gas distribution system. Further, included in depreciation and amortization expense is the amortization of certain property taxes previously deferred and currently being recovered through revenues. Comparative operating taxes reflect a favorable $7.4 million adjustment recorded during the three months ended June 30, 2002 relating to the reversal of excess tax reserves established for the KeySpan / LILCO merger and subsequent re-organization in May 1998.

Other Matters

In order to serve the anticipated market requirements in our New York service territory, KeySpan and Duke Energy Corporation formed Islander East Pipeline Company, LLC ("Islander East") in 2000. Islander East is owned 50% by KeySpan and 50% by Duke Energy, and was created to pursue the authorization and construction of an interstate pipeline from Connecticut, across Long Island Sound, to a terminus near Northport, Long Island. Applications for all necessary regulatory authorizations were filed in 2000 and 2001. To date, Islander East has received a final certificate from the Federal Energy Regulatory Commission ("FERC") and all necessary permits from the State of New York. However, the State of Connecticut has denied Islander East's application for a coastal zone management permit. Islander East has reinstated its appeal of the State of Connecticut's determination to the United States Department of Commerce. Once in service, the pipeline will transport 260,000 DTH daily to the Long Island and New York City energy markets, enough natural gas to heat 600,000 homes. The pipeline will also allow KeySpan to diversify the geographic sources of its gas supply. Various options for the financing of pipeline construction are currently being evaluated.

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

Selected financial data for the Electric Services segment is set forth in the table below for the periods indicated.

----------------------------------------------------------------------------------------------------------------------------
                                                         Three Months Ended June 30,               Six Months Ended June 30,
(In Thousands of Dollars)                                  2003               2002                   2003              2002
----------------------------------------------------------------------------------------------------------------------------
Revenues                                               $ 370,617         $   354,781           $   705,036       $  669,489
Purchased fuel                                            90,490              61,146               169,758          115,139
----------------------------------------------------------------------------------------------------------------------------
Net Revenues                                             280,127             293,635               535,278          554,350
----------------------------------------------------------------------------------------------------------------------------
Operating Expenses
   Operations and maintenance                            177,427             183,936               338,731          332,056
   Depreciation                                           16,106              13,928                32,644           27,661
   Operating taxes                                        35,114              36,270                72,753           73,642
----------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                 228,647             234,134               444,128          433,359
----------------------------------------------------------------------------------------------------------------------------
Operating Income                                          51,480              59,501                91,150          120,991
----------------------------------------------------------------------------------------------------------------------------
Electric sales (MWH)*                                    995,433           1,125,735             1,762,782        2,216,978
Capacity(MW)*                                              2,200               2,200                 2,200            2,200
Cooling degree days                                          184                 353                    184            353
----------------------------------------------------------------------------------------------------------------------------

*Reflects the operations of the Ravenswood facility only.

Net Revenues

Total electric net revenues decreased by $13.5 million, or 5%, in the second quarter of 2003, compared to the same quarter of 2002. For the six months ended June 30, 2003, total electric revenues decreased $19.1 million, or 3 %, compared to the same period of 2002.

Net revenues from the Ravenswood facility were $8.5 million, or 11% lower during the second quarter of 2003, compared to the same quarter in 2002 and $21.3 million, or 14% lower for the six months ended June 30, 2003 compared to the same period last year. Comparative quarterly net revenues for the second quarter reflect a decrease in energy margins of $18.9 million, partially offset by $10.4 million of higher capacity revenues. Comparative net revenues for the six months reflect a decrease in energy margins of $19.8 million and a slight decrease in capacity revenues. Due to a major overhaul of our largest steam generator, as well as cooler weather compared to last year, energy sales quantities for the quarter and six months ended June 30, 2003 were lower compared to the same periods last year. Further, energy margins reflect lower realized "spark-spreads" (the selling price of electricity less cost of fuel, plus hedging gains or losses). The increase in capacity revenues for the second quarter of 2003 reflects both an increase in the level of capacity sold and an increase in the selling price of capacity. In 2002, the New York Independent System Operator ("NYISO") employed a revised methodology to assess the available supply of and demand for installed capacity. This revised methodology resulted in insufficient capacity being procured by the market, as well as a reliability concern. For the three and six months ended June 30, 2002 this revised methodology resulted in both lower capacity volume sold into the NYISO and lower capacity pricing. In September 2002, the NYISO recognized a calculation flaw in its revised methodology and prior to the 2002/2003 winter auction the NYISO corrected the calculation methodology to ensure sufficient capacity is procured. Elimination of the flaw ensured compliance with New York State Reliability Rules and resulted in higher capacity revenue realized at the Ravenswood facility for the three and six months ended June 30, 2003.

The rules and regulations for capacity, energy sales and the sale of certain ancillary services to the NYISO energy markets continue to evolve and the FERC has adopted several price mitigation measures that have adversely impacted earnings from the Ravenswood facility. Certain of these mitigation measures are still subject to rehearing and possible judicial review. The final resolution of these issues and their effect on our financial position, results of operations and cash flows cannot be fully determined at this time. (See KeySpan's 2002 Annual Report on Form 10-K for the Year Ended December 31, 2002 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Market and Credit Risk Management Activities" for a further discussion of these matters.)

Net revenues from the service agreements with LIPA decreased by $10.3 million, or 5% and $11.0 million, or 3% for the three and six months ended June 30, 2003, respectively, compared to the same periods last year. Included in 2003 revenues, are billings to LIPA for certain third party costs that were lower than such billings last year. These revenues have minimal impact on earnings since we record a similar amount of costs in operating expense and we share any cost under-runs with LIPA. Excluding these third party billings, revenues for 2003 associated with these service agreements were comparable to such revenues last year.

Net revenues from the Glenwood Landing and Port Jefferson electric "peaking" facilities located on Long Island were $5.3 million and $13.2 million higher during the three and six months ended June 30, 2003, compared to the corresponding periods last year. The Glenwood facility was placed in service on June 1, 2002, while the Port Jefferson facility was placed in service on July 1, 2002.

Operating Expenses

Operating expenses decreased by $5.5 million in the second quarter of 2003 compared to the same quarter of 2002. However, included in comparative operating expenses is a decrease in third party capital costs that are fully recoverable from LIPA, as noted previously. Excluding the decrease in these costs, operating expenses increased approximately $5 million, or 2% during the second quarter of 2003 compared to the same quarter last year. Operating expenses for the six months ended June 30, 2003 increased $10.8 million compared to the corresponding period last year. Again, included in comparative operating expenses is a decrease in third party capital costs that are fully recoverable from LIPA. Excluding the decrease in these costs, operating expenses for the six months ended June 30, 2003 increased approximately $21 million, or 5%, compared to the same period last year. This increase resulted, in part, from higher pension and other postretirement benefits. LIPA reimburses KeySpan for costs directly incurred by KeySpan in providing service to LIPA, subject to certain sharing provisions. Variations between pension and other postretirement costs and the estimates used to bill LIPA are deferred and refunded to or collected from LIPA in subsequent periods. As a result of an adjustment recorded in 2002 relating to this "true-up", comparative pension and other postretirement costs were approximately $8 million higher for the six months ended June 30, 2003 compared to this time last year. Further, plant maintenance costs were $5.3 million higher for the six months, due to the major overhaul of our largest steam generator as previously mentioned. The increase in depreciation expense is primarily due to the depreciation of the two "peaking" facilities.

Other Matters

During 2002, construction began on a new 250 MW combined cycle generating facility at the Ravenswood facility site. The new facility is expected to commence operations in late 2003. The capacity and energy produced from this plant are anticipated to be sold into the NYISO energy markets. In addition, our application to construct and operate a similar 250 MW combined cycle electric generating facility on Long Island has been approved. On May 8th, the New York State Board on Electric Generation Siting and the Environment issued an opinion and order which granted a certificate of environmental capability and public need for this proposed facility. KeySpan plans to respond to a Request for Proposals ("RFP") issued by LIPA in May 2003, by offering the capacity and services from this proposed 250 MW combined cycle electric generating plant. LIPA is seeking proposals from developers to either build and operate a Long Island generating facility, and/or a new cable that will link Long Island to dedicated off-Long Island power of between 250 to 600 megawatts (MW) of electricity by no later than the summer of 2007.

As part of our growth strategy, we continually evaluate the possible acquisition and development of additional generating facilities in the Northeast. However, we are unable to predict when or if any such facilities will be acquired and the effect any such acquired facilities will have on our financial condition, results of operations or cash flows.

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

The table below highlights selected financial information for the Energy Services segment.

------------------------------------------------------------------------------------------------------------------------------
                                                    Three Months Ended June 30,                  Six Months Ended June 30,
(In Thousands of Dollars)                             2003                  2002                 2003                  2002
------------------------------------------------------------------------------------------------------------------------------
Revenues                                          $ 155,564              $ 229,311           $ 349,361              $ 470,870
Less: cost of gas and fuel                           18,688                 45,731              78,841                111,885
------------------------------------------------------------------------------------------------------------------------------
Net Revenues                                        136,876                183,580             270,520                358,985
Other operating expenses                            146,748                194,447             289,540                379,209
------------------------------------------------------------------------------------------------------------------------------
Operating Income                                  $  (9,872)             $ (10,867)          $ (19,020)             $ (20,224)
------------------------------------------------------------------------------------------------------------------------------

Revenues decreased approximately 32% and 26% for the three and six months ended June 30, 2003, respectively, compared to the same periods last year, due, in part, to lower revenues realized by the Business Solutions group of companies as a result of the continued down turn in the economy, as well as from the discontinuation of the general contracting business of one of our subsidiaries. The Business Solutions group of companies provide mechanical, contracting, plumbing, engineering, and consulting services to commercial, institutional, and industrial customers. Further, on May 1, 2003, KeySpan's gas and electric marketing subsidiary, KeySpan Energy Services, assigned the majority of its retail natural gas customers, consisting mostly of residential and small commercial customers, to ECONnergy Energy Co., Inc. ("ECONnergy). KeySpan Energy Services will continue to provided retail natural gas marketing to a small number of customers in New Jersey and will continue its electric marketing activities. Comparative revenues, as well as gas and fuel costs were impacted by this transaction.

Operating Income for the Business Solutions group of companies decreased by $8.8 million for the second quarter of 2003 and by $10.6 million for the six months ended June 30, 2003, compared to the corresponding periods of last year. These declines reflect the slow down in the economy, which has delayed the start-up of certain engineering and construction projects. Further, the continued down turn in the economy has lowered margins realized on construction projects currently in progress. This is further reflected by a backlog of approximately $469 million at June 30, 2003, compared to $514 million at December 31, 2002 and $610 million at June 30, 2002.

Offsetting the results of the Business Solutions group of companies, were comparative increases in earnings of $9.8 million and $11.8 million for the three and six months ended June 30, 2003, respectively, associated with the Home Energy Services group of companies. These companies provide residential and small commercial customers with service and maintenance contracts, as well as the retail marketing of natural gas and electricity. Comparative operating income reflects losses incurred during the three and six months ended June 30, 2002, resulting from: (i) the adverse impact of the down-turn in the economy;
(ii) the non-renewal of appliance service contracts due to the warm first quarter 2002 weather; and (iii) an increase in the provision for bad debts.

Other Matters

KeySpan Services, Inc., and its wholly- owned subsidiary, Paulus, Sokolowski and Sartor, LLC., have entered into an agreement to acquire Bard, Rao + Athanas Consulting Engineers, Inc. (BR+A), a company engaged in the business of providing engineering services relating to mechanical, electrical and plumbing systems. The purchase price is expected to be approximately $35 million, plus up to $14.7 million in contingent consideration depending on the financial performance of BR+A over the five-year period after the closing of the acquisition. We have received all necessary regulatory approvals and it is anticipated that the closing of this transaction will occur in the third quarter of 2003.

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

--------------------------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended June 30,              Six Months Ended June 30,
(In Thousands of Dollars)                                     2003                2002                2003                2002
--------------------------------------------------------------------------------------------------------------------------------
Revenues                                                  $ 122,875            $ 90,563           $ 250,722           $ 167,489
Depletion and amortization expense                           49,475              44,440              96,918              85,885
Other operating expenses                                     23,252              16,668              48,066              32,324
--------------------------------------------------------------------------------------------------------------------------------
Operating Income                                          $  50,148            $ 29,455           $ 105,738           $ 49,280
--------------------------------------------------------------------------------------------------------------------------------
Natural gas and oil production (Mmcf)                        27,119              27,057              53,205              52,727
Natural gas (per Mcf) realized                            $    4.55            $   3.29           $    4.73           $    3.13
Natural gas (per Mcf) unhedged                            $    5.16            $   3.28           $    5.76           $    2.79
--------------------------------------------------------------------------------------------------------------------------------

*Operating income above represents 100% of our gas exploration and production subsidiaries' results for the periods indicated. Gas reserves and production are stated in BCFe and Mmcfe, which includes equivalent oil reserves.

The increase in operating income of $20.7 million and $56.5 million for the three and six months ended June 30, 2003, compared to the corresponding periods last year, reflects, in part, a significant increase in revenues offset, to some extent, by an increase in operating expenses associated with higher production volumes. Revenues for both the quarter and first six months of 2003 benefited from the significant increase in comparative average realized gas prices (average wellhead price received for production including hedging gains and losses). Average realized gas prices increased 38% and 51% for the three and six months ended June 30, 2003, compared with the corresponding periods last year. Revenues also benefited from a slight increase in production volumes for the three and six months ended June 30, 2003, respectively.

The average realized gas price for the second quarter of 2003 was 88% of the average unhedged natural gas price, resulting in revenues that were $15.4 million lower than revenues that would have been achieved if derivative financial instruments had not been in place during the second quarter of 2003. The average realized gas price for the six months ended June 30, 2003 was 82% of the average unhedged natural gas price, resulting in revenues that were $50.0 million lower than revenues that would have been realized if derivative financial instruments had not been in place during the first six months of 2003. Houston Exploration hedged approximately 70% of its 2003 second quarter and six months production, principally through the use of costless collars.

The average realized gas price for the second quarter of 2002 was substantially the same as the average unhedged natural gas price. The average realized gas price for the six months ended June 30, 2002 was 112% of the average unhedged natural gas price resulting in revenues that were $17.0 million higher than revenues that would have been realized if derivative financial instruments had not been employed during the first six months of 2002.

The derivative instruments are designed to provide Houston Exploration with a more predictable cash flow, as well as to reduce its exposure to fluctuations in natural gas prices. At June 30, 2003 Houston Exploration had derivative positions in place to hedge approximately 67% of its estimated 2003 and 2004 yearly production, principally through the use of collars. (See Note 6 to the Consolidated Financial Statements, "Hedging and Derivative Financial Instruments" for further information on these derivative positions.)

The depletion rate was $1.79 per Mcf for the six months ended June 30, 2003, compared to $1.63 per Mcf for the same period in 2002. The depletion rate has increased as Houston Exploration completed the evaluation of several properties that were classified as unproved during the fourth quarter of 2002. As the evaluation is completed, the costs associated with these properties were reclassified into the amortization base without incremental reserve additions. In addition, future development costs have increased from prior year estimates.

The table below indicates the net proved reserves of our gas exploration and production subsidiaries at December 31, 2002.

-------------------------------------------------------------------
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

---------------------------------------------------------------------------------------------------------------------------------
                                                     Three Months Ended June 30,                     Six Months Ended June30,
(In Thousands of Dollars)                            2003                   2002                   2003                    2002
---------------------------------------------------------------------------------------------------------------------------------
Revenues                                          $ 29,880               $ 21,942                $ 56,344               $ 39,575
Operation and maintenance expense                   19,390                 19,768                  36,034                 33,826
Other operating expenses                             5,410                  5,545                  10,763                  8,572
Equity earnings                                      3,994                  3,224                   9,651                  7,378
---------------------------------------------------------------------------------------------------------------------------------
Operating Income                                  $  9,074               $   (147)               $ 19,198               $  4,555
---------------------------------------------------------------------------------------------------------------------------------

The increase in operating income for both the three and six months ended June 30, 2003 compared to the same periods last year primarily reflects lower comparative losses associated with certain technology-related investments, as well as higher operating income associated with our Canadian investments, primarily KeySpan Canada. KeySpan Canada experienced higher unit sales, as well as higher quantities of sales of natural gas liquids in 2003, as a result of increasing oil prices. The pricing of natural gas liquids is directly related to oil prices.

We do not consider certain businesses contained in the Energy Investments segment to be part of our core asset group. We have stated in the past that we may sell or otherwise dispose of all or a portion of our non-core assets. As previously indicated, on May 30, 2003 we monetized 39.09% of our interest in KeySpan Canada, a company with natural gas processing plants and gathering facilities in Western Canada. These assets include 14 processing plants and associated gathering systems that can process approximately 1.5 BCFe of natural gas daily and provide associated natural gas liquids fractionation. We sold a portion of our interest in KeySpan Canada through the establishment of an open-ended income fund trust (the "Fund") organized under the laws of Alberta, Canada. The Fund acquired the 39.09% ownership interest of KeySpan Canada through an indirect subsidiary, and then issued 17 million trust units to the public through an initial public offering. Each trust unit represents a beneficial interest in the Fund and is registered on the Toronto Stock Exchange (KEY.UN). Additionally, we sold our 20% interest in Taylor NGL LP that owns and operates two extraction plants also in Canada to AltaGas Services, Inc. We received cash proceeds of $119.4 million associated with these transactions and recorded a pre-tax loss of $30.3 million ($34.1 million after-tax). This investment is now expected to provide an annual cash dividend of approximately $20 million.

Based on current market conditions, however, we cannot predict when, or if, any other sales or dispositions of our non-core assets may take place, or the effect that any such sale or disposition may have on our financial position, results of operations or cash flows.

Allocated Costs

We are subject to the jurisdiction of the SEC under the Public Utility Holding Company Act ("PUHCA"). As part of the regulatory provisions of PUHCA, the SEC regulates various transactions among affiliates within a holding company system. In accordance with the SEC's regulations under PUHCA and the New York State Public Service Commission ("NYPSC") requirements, we have service companies that provide: (i) traditional corporate and administrative services; (ii) gas and electric transmission and distribution systems planning, marketing, and gas supply planning and procurement; and (iii) engineering and surveying services to subsidiaries.

Liquidity

Cash flow from operations for the six months ended June 30, 2003 decreased $102.8 million, compared to the same period last year, primarily due to fluctuating natural gas prices and the seasonal nature of our gas distribution operations. We incur significant cash expenditures during the summer and early fall to purchase and inject gas into our storage facilities. We recover these costs in subsequent periods as the gas is removed from storage and delivered to our customers, primarily during the winter, for space heating purposes. Significant cash flows are generated during the first two quarters of the subsequent fiscal year as we receive payment from customers for such heating season use. Due to higher gas storage injection costs during the summer and early fall of 2001 compared to the same period in 2002, gas cost recoveries for the six months ended June 30, 2002 were greater than such recoveries for the same period this year. Further, the significantly higher gas prices during the six months ended June 30, 2003, compared with this time last year, coupled with the colder weather, resulted in significantly higher customer accounts receivable balances, as well as higher cash expenditures required to maintain natural gas inventory levels. The higher accounts receivable reflect, in part, cash expenditures for the purchase of natural gas that was consumed by our customers during the winter, but have not yet been recovered through revenues.

At June 30, 2003, we had cash and temporary cash investments of $195.7 million. During the six months ended June 30, 2003, we repaid $484.7 million of commercial paper and, at June 30, 2003, $431.0 million of commercial paper was outstanding at a weighted average annualized interest rate of 1.28%. We had the ability to borrow up to an additional $869 million at June 30, 2003, under the terms of our credit facility.

On June 27, 2003, KeySpan renewed its $1.3 billion revolving credit facility, which was syndicated among sixteen banks. The facility is used to support
KeySpan's commercial paper program, and consists of two separate credit facilities with different maturities but substantially similar terms and conditions: a $450 million facility that extends for 364 days, and a $850 million facility that is committed for three years. The fees for the facilities are subject to a ratings-based grid, with an annual fee of 0.10% on the 364-day facility and 0.125% on the three-year facility. Both credit agreements allow for KeySpan to borrow using several different types of loans; specifically, Eurodollar loans, Adjustable Bank Rate (ABR) loans, or competitively bid loans. Eurodollar loans are based on the Eurodollar rate plus a margin of 0.625% for loans up to 33% of the total facility, and an additional 0.125% for loans over 33% of the total facility. ABR loans are based on the highest of the Prime Rate, the base CD rate plus 1%, or the Federal Funds Effective Rate plus 0.5%. Competitive bid loans are based on bid results requested by KeySpan from the lenders. In addition, the 364-day facility has a one-year term out option, which would cost an additional 0.25% if utilized. We do not anticipate borrowing against this facility; however, if the credit rating on our commercial paper program were to be downgraded, it may be necessary to do so.

The credit facility contains certain affirmative and negative operating covenants, including restrictions on KeySpan's ability to mortgage, pledge, encumber or otherwise subject its property to any lien, as well as certain financial covenants that require us to, among other things, maintain a consolidated indebtedness to consolidated capitalization ratio of no more than 64%. Violation of this covenant could result in the termination of the credit facility and the required repayment of amounts borrowed thereunder, as well as possible cross defaults under other debt agreements.

Under the terms of the credit facility, KeySpan's debt-to-total capitalization ratio reflects 80% equity treatment for the MEDS Equity Units issued in May 2002. In addition, the $425 million Ravenswood Master Lease is treated as debt. At June 30, 2003, consolidated indebtedness, as calculated under the terms of the credit facility and reflecting the redemption of Houston Exploration's senior subordinated notes, was 57.2% of consolidated capitalization. (See Note 5 to the Consolidated Financial Statements "Long-term Debt and Commercial Paper" for an explanation of the redemption, and the discussion under "Off-Balance Sheet Arrangements" for an explanation of the Ravenswood Master Lease.)

The credit facility also requires that net cash proceeds from the sale of significant subsidiaries be applied to reduce consolidated indebtedness. Further, an acceleration of indebtedness of KeySpan or one of its subsidiaries for borrowed money in excess of $25 million in the aggregate, if not annulled within 30 days after written notice, would create an event of default under the Indenture dated November 1, 2000, between KeySpan Corporation and the JPMorganChase Bank as Trustee. At June 30, 2003, KeySpan was in compliance with all covenants.

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

Financial covenants require Houston Exploration to, among other things, (i) maintain an interest coverage ratio of at least 3.00 to 1.00 of earnings before interest, taxes and depreciation ("EBITDA") to cash interest; (ii) maintain a total debt to EBITDA ratio of not more than 3.50 to 1.00; and (iii) hedge no more than 70% of natural gas production during any 12-month period. At June 30, 2003, Houston Exploration was in compliance with all financial covenants.

During the six months ended June 30, 2003, Houston Exploration borrowed $53 million under its credit facility and repaid $185 million. At June 30, 2003, $20 million of borrowings remained outstanding at a weighted average annualized interest rate of 3.49%. Also, $9.4 million was committed under outstanding letters of credit obligations. At June 30, 2003, $270.6 million of borrowing capacity was available.

In June 2003, KeySpan Canada replaced its two outstanding credit facilities with one facility with three tranches that combined allow KeySpan Canada to borrow up to approximately $125 million. These facilities mature as follows: (i) $50 million matures in 180 days; (ii) $37.5 million matures in 364 days; and (iii) $37.5 million matures in two years. At the time of the partial sale of KeySpan Canada, net proceeds from the sale of $119.4 million plus an additional $45.7 million drawn under the new credit facilities were used to pay down existing outstanding debt of $160.4 million. For the six months ended June 30, 2003, KeySpan Canada borrowed $71.4 million from its credit facilities and repaid $191.0 million. At June 30, 2003 $50.5 million is outstanding under the new credit facilities and $74.5 million remains available to be borrowed. KeySpan is not a guarantor of this credit facility.

On January 17, 2003, KeySpan sold 13.9 million shares of common stock on the open market and realized net proceeds of approximately $473 million. All shares were offered by KeySpan pursuant to the effective shelf registration statement filed with the SEC. Net proceeds from the equity sale were used to call a portion of outstanding promissory notes to LIPA as is further explained in "Capital Expenditures and Financing" below. In addition, as previously noted, we used the net proceeds of approximately $79 million received in February 2003 in connection with the partial monetization of Houston Exploration to repay short-term debt.

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

Capital Expenditures and Financing

Construction Expenditures

The table below sets forth our construction expenditures by operating segment for the periods indicated:

--------------------------------------------------------------------------
                                              Six Months Ended June 30,
(In Thousands of Dollars)                   2003                    2002
--------------------------------------------------------------------------
Gas Distribution                         $ 165,690              $ 183,588
Electric Services                          113,880                225,051
Energy Investments                         149,009                161,155
Energy Services and other                    5,473                 10,109
--------------------------------------------------------------------------
                                         $ 434,052              $ 579,903
--------------------------------------------------------------------------


Construction expenditures related to the Gas Distribution segment are primarily for the renewal and replacement of mains and services and for the expansion of the gas distribution system. Construction expenditures for the Electric Services segment reflect costs to: (i) maintain our generating facilities; (ii) expand the Ravenswood facility; and (iii) construct new Long Island generating facilities as previously noted. The decrease in Electric Services construction expenditures for the six months ended June 30, 2003 compared to the same period last year reflects the fact that construction of the Glenwood and Port Jefferson peaking facilities was substantially completed by June 30, 2002. Construction expenditures related to the Energy Investments segment primarily reflect costs associated with gas exploration and production activities. These costs are related to the exploration and development of properties primarily in Southern Louisiana and in the Gulf of Mexico. Expenditures also include development costs associated with the joint venture with Houston Exploration, as well as costs related to KeySpan Canada's gas processing facilities.

At June 30, 2003, total expenditures associated with the siting, permitting and construction of the Ravenswood expansion project, the siting, permitting and procurement of equipment for the Long Island 250MW combined cycle generation plant, and the siting and permitting of the Islander East pipeline project were $297 million.

Financing

On June 10, 2003, Houston Exploration closed on a private placement issue of $175 million of 7.0%, senior subordinated notes due 2013. Interest payments will begin on December 15, 2003, and will be paid semi- annually thereafter. The notes will mature on June 15, 2013. Houston Exploration has the right to redeem the notes as of June 15, 2008, at a price equal to the issue price plus a specified redemption premium. Until June 15, 2006, Houston Exploration may also redeem up to 35% of the notes at a redemption price of 107 percent with proceeds from an equity offering. Houston Exploration incurred approximately $4.5 million of debt issuance costs on this private placement. On July 11, 2003, Houston Exploration used a portion of the net proceeds from the issuance to redeem all of its outstanding $100 million principal amount of 8.625% senior subordinated notes due 2008 at a price of 104.313 percent of par plus interest accrued to the redemption date. Debt redemption costs totaled approximately $5.9 million. The remaining net proceeds from the offering were used to reduce debt amounts associated with Houston Exploration's revolving bank credit facility.

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

KeySpan had authorization under PUHCA to issue up to $2.2 billion of securities through December 31, 2003. Following the recent common stock offering previously mentioned and shares of common stock expected to be issued for employee benefit and dividend reinvestment plans, we generally exhausted our ability to issue new securities under our current PUHCA authorization. However, the issuance of securities in connection with the redemption of existing securities (including the promissory notes discussed previously) is permitted under our PUHCA authorization notwithstanding the foregoing limit. We have filed an application with the SEC requesting authorization to, among other things, issue up to an additional $3 billion of securities through December 31, 2006. It is anticipated that this authorization will be obtained before the end of the year. This request is intended to provide us with maximum flexibility to finance our future capital requirements over the next three years.

During the remainder 2003, we intend to issue approximately $150 million of either taxable or tax-exempt long-term debt securities in a manner that will be exempt from PUHCA restrictions. We anticipate that the proceeds from the issuance will be used to re-pay the outstanding commercial paper related to the construction of the two Long Island peaking-power plants that became operational in 2002. We will continue to evaluate our capital structure and financing strategy for 2003 and beyond. We believe that our current sources of funding (i.e., internally generated funds, the issuance of additional securities as noted above, and the availability of commercial paper) are sufficient to meet our anticipated working capital needs for the foreseeable future.

The following table represents the ratings of our long-term debt at June 30, 2003. Currently, these ratings are all on stable outlook with the exception of Standard & Poor's rating on KeySpan Corporation, which is on negative outlook.

                          Moody's Investor         Standard
                              Services             & Poor's      FitchRatings
--------------------------------------------------------------------------------
KeySpan Corporation              A3                   A               A-
KEDNY                            A2                   A+              A+
KEDLI                            A2                   A+              A-
Boston Gas                       A                    A2              N/A
Colonial Gas                     A                    A2              N/A
Electric Generation              A3                   A               N/A
--------------------------------------------------------------------------------


Off-Balance Sheet Arrangements

Guarantees

KeySpan has a number of  financial  guarantees  for its  subsidiaries  that have remained substantially unchanged since December 31, 2002. At June 30, 2003, KeySpan has fully and unconditionally guaranteed certain medium-term notes issued by KEDLI. The medium-term notes are reflected on the Consolidated Balance Sheet. Further, KeySpan has guaranteed: (i) surety bonds associated with certain construction projects currently being performed by subsidiaries within the Energy Services segment; (ii) certain supply contracts, margin accounts and purchase orders for certain subsidiaries, as well as an unaffiliated company;
(iii) the obligations of KeySpan Ravenswood LLC, the lessee under the $425 million Master Lease Agreement associated with the Ravenswood facility; and (iv) certain subsidiary letters of credit. KeySpan has also guaranteed a $25 million line of credit for Hawkeye Electric, LLC, ("Hawkeye"), a non-affiliated company. As part of a settlement agreement with Hawkeye, such line of credit will be reduced to $13 million and will terminate in March 2004. These guarantees are not recorded on the Consolidated Balance Sheet. At this time, we have no reason to believe that our subsidiaries or the non-affiliated company will default on their current obligations. However, we cannot predict when or if any defaults may take place or the impact such defaults may have on our consolidated results of operations, financial condition or cash flows. (See Note 8 to the Consolidated Financial Statements, "Financial Guarantees and Contingencies" and
Note 9 "Variable Interest Entity" for additional information regarding KeySpan's guarantees and a description of the leasing arrangement associated with the Ravenswood Master Lease Agreement.)

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

In January 2003, The Financial Accounting Standards Board (the "Board") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This Interpretation requires us to, among other things, consolidate this variable interest entity for the first interim period ending after June 15, 2003, so long as the current variable interest structure remains intact. FIN 46 will require us to classify the Master Lease as debt on the Consolidated Balance Sheet at an amount approximately equal to fair market value. As previously mentioned, under the terms of our credit facility the Master Lease is considered debt in the ratio of debt-to-total capitalization and therefore, implementation of FIN 46 will have no impact on our credit facility. Further, we will be required to record an asset on the Consolidated Balance Sheet for an amount equal to the fair market value of the leased assets. The Interpretation contains certain other provisions that we will be required to implement in 2003 and such provisions will impact future earnings. (See Note 9 to the Consolidated Financial Statements "Variable Interest Entity" for a more detailed description of the Master Lease and FIN 46 implementation issues.)

Contractual Obligations

KeySpan has certain contractual obligations related to its outstanding long-term debt, outstanding credit facility borrowings, outstanding commercial paper borrowings, operating and capital leases, and demand charges associated with certain commodity purchases. These obligations have remained substantially unchanged since December 31, 2002. (For additional details regarding these obligations see KeySpan's Annual Report on Form 10-K for the Year Ended December 31, 2002, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, Note 6 to those Consolidated Financial Statements
"Long-Term Debt", as well as Note 7 to those Consolidated Financial Statements "Contractual Obligations, Financial Guarantees and Contingencies.")

Discussions of Critical Accounting Policies and Assumptions

In preparing our financial statements, the application of certain accounting policies requires difficult, subjective and/or complex judgments. The circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the impact of matters that are inherently uncertain. Actual effects on our financial position and results of operations may vary significantly from expected results if the judgments and assumptions underlying the estimates prove to be inaccurate. At June 30, 2003, KeySpan's critical accounting policies and assumptions have remained substantially unchanged since December 31, 2002. Below is a brief discussion of those critical accounting policies requiring such subjectivity. For a more detailed discussion of these policies and assumptions see KeySpan's Annual Report on Form 10-K for the Year Ended December 31, 2002, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations "Discussion of Critical Accounting Policies and Assumptions."

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

In separate merger-related orders issued by the DTE, the base rates charged by Colonial Gas Company and Essex Gas Company have been frozen at their current levels for ten-year periods ending 2008 and 2009, respectively. Due to the length of these base rate freezes, the Colonial and Essex Gas Companies had previously discontinued the application of SFAS 71.

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

As is further discussed under the caption "Regulation and Rate Matters," the rate plans previously in effect for KEDNY, KEDLI and Boston Gas Company have all expired. The continued application of SFAS 71 to record the activities of these subsidiaries is contingent upon the actions of regulators with regard to future rate plans. We filed a base rate case and a performance based rate plan for Boston Gas Company on April 16, 2003. Further, we are currently evaluating various options that may be available to us including, but not limited to, proposing new rate plans for KEDNY and KEDLI. The ultimate resolution of any future rate plans could have a significant impact on the application of SFAS 71 to these entities and, accordingly, on our financial position, results of operations and cash flows. However, management believes that currently available facts support the continued application of SFAS 71 and that all regulatory assets and liabilities are recoverable or refundable through the regulatory environment.

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

Historically, we have funded our pension plans in excess of the amount required to satisfy minimum ERISA funding requirements. At December 31, 2002, we had a funding balance in excess of the ERISA minimum funding requirements and as a result KeySpan will not be required to make any contribution to its pension plans in 2003. However, although we presently exceed ERISA funding requirements, our pension plans, on an actuarial basis, are currently underfunded. Future funding requirements are heavily dependent on the actual return on plan assets. Therefore, if the actual return on plan assets continues to be significantly below the expected returns, we may elect to fund the pension plans in 2003. (In addition to Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations in KeySpan's Annual Report on Form 10-K for the Year Ended December 31, 2002, see also Note 4 to those Consolidated Financial Statements, "Postretirement Benefits.")

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

Regulation and Rate Matters

Gas Matters

As of June 30, 2003, the rate agreements for KEDNY, KEDLI and Boston Gas Company have all expired. Under the terms of the KEDNY and KEDLI rate agreements, gas distribution rates and all other provisions will remain in effect until changed by the NYPSC. At this time, we are currently evaluating various options that may be available to us regarding the KEDNY and KEDLI rate plans, including but not limited to, proposing new rate plans. Regarding the Boston Gas Company, we filed a base rate case and performance based rate plan on April 16, 2003, to be effective in the fourth quarter of 2003. The filing requests an annual revenue increase of approximately $62 million, a 12.18% return on equity, and a performance based rate plan with a term of five years. Proceedings with the DTE are currently ongoing.

For an additional information regarding our current gas distribution rate agreements, see KeySpan's Annual Report on Form 10-K for the Year Ended December 31, 2002, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations "Regulation and Rate Matters."

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

The SEC's order issued on November 8, 2000, in connection with our acquisition of Eastern Enterprises and EnergyNorth Inc. as amended on December 6, 2002 and February 14, 2003, provides us with, among other things, authorization to do the following through December 31, 2003 (the "Authorization Period"): (a) subject to an aggregate amount of $5.8 billion, (i) maintain existing financing agreements,
(ii) issue and sell up to $2.2 billion of additional securities in compliance with certain defined parameters, (iii) issue additional guarantees and other forms of credit support in an aggregate amount of $2.0 billion at any time in addition to any such securities, guarantees and credit support outstanding or existing as of November 8, 2000, and (iv) amend, renew, extend, supplement or replace any of the foregoing; (b) issue shares of common stock or reissue shares of common stock held in treasury under dividend reinvestment and stock-based management incentive and employee benefit plans; (c) maintain existing and enter into additional hedging transactions with respect to outstanding indebtedness in order to manage and minimize interest rate costs; (d) invest up to $2.2 billion in exempt wholesale generators; and (e) pay dividends out of capital and unearned surplus as well as paid-in-capital with respect to certain subsidiaries, subject to certain limitations.

In addition, we have committed that during the Authorization Period, our common equity will be at least 30% of our consolidated capitalization and each of our utility subsidiaries' common equity will be at least 30% of such entity's capitalization. At June 30, 2003, our consolidated common equity was 40.7% of our consolidated capitalization, including commercial paper but excluding Houston Exploration's debt that was redeemed on July 11, 2003, and each of our utility subsidiaries common equity was at least 35% of its respective capitalization. As previously mentioned, we have filed a new application requesting authorization to, among other things, issue up to an additional $3 billion of securities through December 31, 2006. It is anticipated that this authorization will be obtained before the end of the year.

Environmental Matters

KeySpan  is  subject to  various  federal,  state and local laws and  regulatory programs related to the environment. Ongoing environmental compliance activities, which have not been material, are charged to operation and maintenance activities. We estimate that the remaining cost of our manufactured gas plant ("MGP") related environmental cleanup activities, including costs associated with the Ravenswood facility, will be approximately $184.2 million and we have recorded a related liability for such amount. We have also recorded an additional $39.2 million liability representing the estimated environmental cleanup costs related to a former coal tar processing facility. Further, as of June 30, 2003, we have expended a total of $80.2 million on environmental remediation. (See Note 8 to the Consolidated Financial Statements, "Financial Guarantees and Contingencies".)

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

We also have concentrations of credit risk from LIPA, our largest customer, and from other energy companies. Concentration of energy company counterparties may impact overall exposure to credit risk in that our counterparties may be similarly impacted by changes in economic, regulatory or other considerations. We actively monitor the credit profile of our wholesale counterparties in derivative and other contractual arrangements, and manage our level of exposure accordingly. Over the past year, the credit quality of certain energy companies has declined. In instances where counterparties' credit quality has declined, we may limit our credit exposure by restricting new transactions with the counterparty, requiring additional collateral or credit support and negotiating the early termination of certain agreements.

Regulatory Issues and Competitive Environment: We are subject to various other risk exposures and uncertainties associated with our gas and electric operations. The most significant contingency involves the evolution of the gas distribution and electric industries towards more competitive and deregulated environments. These risks have not changed substantially since December 31, 2002. For additional information regarding these risks see KeySpan's Annual Report on Form 10-K for the Year Ended December 31, 2002, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations "Market and Credit Risk Management Activities".


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

-    volatility of energy prices used to generate electricity;

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

-    available sources and cost of fuel;

- creditworthiness of counterparties to derivative instruments and commodity contracts;

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

Houston Exploration has utilized collars and put options, as well as over-the-counter ("OTC") swaps, to hedge the cash flow variability associated with forecasted sales of a portion of its natural gas production. As of June 30, 2003, Houston Exploration has hedged approximately 67% of its estimated 2003 and 2004 gas production. To value its outstanding derivatives, Houston Exploration used standard New York Mercantile Exchange ("NYMEX") futures prices, and, in addition, used published volatility in its Black-Scholes calculation for outstanding options. The maximum length of time over which Houston Exploration has hedged such cash flow is through December 2004. The estimated amount of losses associated with such derivative instruments that are reported in Other Comprehensive Income and that are expected to be reclassified into earnings over the next twelve months is $47.5 million, or $30.6 million after-tax.

With respect to price exposure associated with fuel purchases for the Ravenswood facility, KeySpan employs standard NYMEX natural gas futures contracts and over-the-counter financially settled natural gas basis swaps to hedge the cash flow variability of a portion of forecasted purchases of natural gas. KeySpan also employs the use of financially-settled oil swap contracts to hedge the cash flow variability of a portion of forecasted purchases of fuel oil that will be consumed at the Ravenswood facility. The maximum length of time over which we have hedged cash flow variability associated with: (i) forecasted purchases of natural gas is through September 2004; and (ii) forecasted purchases of fuel oil is through April 2005. We used standard NYMEX futures prices to value the gas futures contracts and industry published oil indices for number 6 grade fuel oil to value the oil swap contracts. The estimated amount of gains associated with all such derivative instruments that are reported in Other Comprehensive Income and that are expected to be reclassified into earnings over the next twelve months is $1.5 million, or $1.0 million after-tax.

KeySpan Canada employs natural gas swaps to lock-in a price for expected future natural gas purchases. As applicable, we used relevant natural gas indices to value the outstanding contracts. The maximum length of time over which we have hedged such cash flow variability is through October 2004. The estimated amount of losses associated with such derivative instruments that are reported in Other Comprehensive Income and that are expected to be reclassified into earnings over the next twelve months is negligible at June 30, 2003.

We have also engaged in the use of cash-settled swap instruments to hedge the cash flow variability associated with a portion of forecasted peak electric energy sales from the Ravenswood facility. The maximum length of time over which we have hedged cash flow variability is through December 2004. We used NYISO-location zone published indices to value these outstanding derivatives. The estimated amount of gains associated with such derivative instruments that are reported in Other Comprehensive Income and that are expected to be reclassified into earnings over the next twelve months is $3.3 million, or $2.2 million after-tax.

KeySpan Canada also employs electricity swap contracts to lock-in the purchase price of electricity needed to operate its gas processing plants. These contracts are not exchange-traded and local published indices were used to value these outstanding swap agreements. The maximum length of time over which we have hedged such cash flow variability is through December 2003. The estimated amount of losses associated with such derivative instruments that are reported in Other Comprehensive Income and that are expected to be reclassified into earnings over the next twelve months is $0.7 million, or $0.5 million after-tax.

The following tables set forth selected financial data associated with these derivative financial instruments noted above that were outstanding at June 30, 2003.


------------------------------------------------------------------------------------------------------------------------------------
                                   Year of      Volumes       Floor                         Fixed Price   Current Price   Fair Value
                Type of Contract   Maturity      (mmcf)        ($)            Ceiling ($)      ($)            ($)           ($000)
------------------------------------------------------------------------------------------------------------------------------------
                     Gas
Collars                              2003        27,600     3.48 - 3.49      4.91 - 4.95             -    5.29 - 5.82       (22,760)
                                     2004        64,100     3.75 - 4.50      5.05 - 7.00             -    4.87 - 5.92       (16,920)

Put Options - Short Natural Gas      2004         9,100     5.00                       -             -    5.66 - 5.92         4,228

Swaps/Futures - Short Natural Gas    2003         7,483               -                -   3.19 - 3.89    4.35 - 5.82       (17,161)

Swaps/Futures - Long Natural Gas     2003           410               -                -   3.22 - 5.72    5.41 - 5.48         1,215
                                     2004            50               -                -   5.11 - 5.13    4.87 - 4.89           (10)

------------------------------------------------------------------------------------------------------------------------------------
                                                108,743                                                                     (51,408)
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
                                              Year of      Volumes     Fixed Price           Current           Fair Value
         Type of Contract                     Maturity    (Barrels)        ($)              Price ($)            ($000)
------------------------------------------------------------------------------------------------------------------------
               Oil
Swaps - Short Fuel Oil                         2003        30,000              29.70       28.50 - 30.52            (25)

Swaps - Long Fuel Oil                          2003        66,195      20.60 - 30.88       29.15 - 31.99            253
                                               2004        76,548      20.50 - 29.95       27.05 - 30.37            141
                                               2005         9,000      24.65 - 26.28       26.60 - 26.85             17
------------------------------------------------------------------------------------------------------------------------
                                                          181,743                                                   386
------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
                                 Year of                         Fixed Margin/ Price         Current                Fair Value
        Type of Contract         Maturity             MWh               ($)                 Price ($)                  ($000)
-------------------------------------------------------------------------------------------------------------------------------
          Electricity
Swaps - Energy                     2003              584,928       22.40 - 67.53           14.67 - 46.59                 2,477
                                   2004              308,000       14.00 - 26.50           13.13 - 24.04                   774

-------------------------------------------------------------------------------------------------------------------------------
                                                     892,928                                                             3,251
-------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
                                                                                             2003
Change in Fair Value of Derivative Instruments                                              ($000)
---------------------------------------------------------------------------------------------------
Fair value of contracts at January 1,                                                    $ (32,628)
Net losses on contracts realized                                                            17,186
(Decrease) in fair value of all open contracts                                             (32,329)
---------------------------------------------------------------------------------------------------
Fair value of contracts outstanding at June 30,                                          $ (47,771)
---------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
(In Thousands of Dollars)
-------------------------------------------------------------------------------------------------------
                             Fair Value of Contracts
-------------------------------------------------------------------------------------------------------
                                                      Maturity          Maturity              Total
Sources of Fair Value                               In 12 Months       2004 - 2005          Fair Value
-------------------------------------------------------------------------------------------------------
Prices actively quoted                              $ (40,995)         $ (2,292)             $ (43,287)
Prices provided by external sources                       427                 2                    429
Prices based on models and
    other valuation methods                            (5,753)           (2,765)                (8,518)
Local published indicies                                2,961               644                  3,605
-------------------------------------------------------------------------------------------------------
                                                    $ (43,360)         $ (4,411)             $ (47,771)
-------------------------------------------------------------------------------------------------------

NYMEX futures are also used to economically hedge the cash flow variability associated with the purchase of fuel for a portion of our fleet vehicles. Further, KeySpan Canada has a portfolio of financially-settled natural gas collars and swap transactions for natural gas liquids. Such contracts are executed by KeySpan Canada to: (i) fix the price that is paid or received by KeySpan Canada for certain physical transactions involving natural gas and natural gas liquids and (ii) transfer the price exposure to counterparties. These derivative financial instruments do not qualify for hedge accounting under SFAS 133. At June 30, 2003, these instruments had a net fair market value of $0.6 million, which was recorded on the Consolidated Balance Sheet. Based on the non-hedge designation of these instruments, the gain was recognized in the Consolidated Statement of Income.

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

The following table sets forth selected financial data associated with these derivative financial instruments that were outstanding at June 30, 2003.

-----------------------------------------------------------------------------------------------------------------------------------
                       Year of         Volumes                                                                          Fair Value
Type of Contract       Maturity         mmcf     Floor $         Ceiling $       Fixed Price $    Current Price $           ($000)
-----------------------------------------------------------------------------------------------------------------------------------
Options                  2003            3,040   4.00 - 5.00      5.50 - 6.35               -                 -                 72
                         2004            3,560   4.00 - 5.00      5.37 - 6.00               -                 -                (87)
Swaps                    2003            9,690             -                -     5.09 - 6.23       5.36 - 5.90                 46
                         2004           11,440             -                -     4.42 - 6.23       4.52 - 5.83                 99
-----------------------------------------------------------------------------------------------------------------------------------
                                        27,730                                                                                 130
-----------------------------------------------------------------------------------------------------------------------------------


Physically-Settled Commodity Derivative Instruments: Derivative Implementation Group ("DIG") Issue C15 and C16 of Statement of Financial Accounting Standard 133, "Accounting for Derivative Instruments and Hedging Activities", as amended and interpreted, (SFAS 133") establishes criteria that must be satisfied in order for option-type and forward contracts in electricity to be exempted as normal purchases and sales, and relates to the exemption (as normal purchases and normal sales) of contracts that combine a forward contract and a purchased option contract. Based upon a continuing review of our physical commodity contracts, we determined that certain contracts for the physical purchase of natural gas are not exempt as normal purchases from the requirements of SFAS
133. At June 30, 2003, the fair value of these contracts was $1.5 million. Since these contracts are for the purchase of natural gas sold to regulated firm gas sales customers, the accounting for these contracts is subject to SFAS 71. Therefore, changes in the market value of these contracts have been recorded as a Regulatory Asset or Regulatory Liability on the Consolidated Balance Sheet.

Interest Rate Derivative Instruments: In May 2003, we entered into an interest rate swap agreement in which we swapped $250 million of 7.25 % fixed rate debt to floating rate debt. Under the terms of the agreements, we will receive the fixed coupon rate associated with these bonds and pay our swap counterparties a variable interest rate based on LIBOR, that is reset on a semi-annual basis. These swaps are designated as fair-value hedges and qualify for "short-cut" hedge accounting treatment under SFAS 133. During the second quarter of 2003, we paid our counterparty an interest rate of 6.43%, and as a result, we realized interest savings of $0.3 million for the quarter. The fair market value of this derivative was $1.9 million at June 30, 2003.

During 2002, we had interest rate swap agreements in which we swapped approximately $1.3 billion of fixed rate debt to floating rate debt. Under the terms of the agreements, we received the fixed coupon rate associated with these bonds and paid the swap counterparties a variable interest rate that was reset on a quarterly basis. These swaps were designated as fair-value hedges and qualified for "short-cut" hedge accounting treatment under SFAS 133. In 2002, we terminated two of these interest rate swap agreements with an aggregate notional amount of $1.0 billion. The remaining swap, which had a notional amount of $270.0 million, was terminated on February 25, 2003. We received $18.4 million from our swap counterparties as a result of the latter termination, of which $8.1 million represented accrued swap interest. The difference between the termination settlement amount and the amount of accrued interest, $10.3 million, was recorded to earnings in the first quarter of 2003. This swap was used to hedge a portion of our outstanding promissory notes to LIPA. As discussed in
Note 5 "Long-Term Debt", we called a portion of these promissory notes during the first quarter of 2003.

Additionally, we had an interest rate swap agreement that hedged the cash flow variability associated with the forecasted issuance of a series of commercial paper offerings. This hedge expired in March 2003.

Weather Derivatives: The utility tariffs associated with KEDNE's operations do not contain weather normalization adjustments. As a result, fluctuations from normal weather may have a significant positive or negative effect on the results of these operations. To mitigate a substantial portion of the effect of fluctuations from normal weather on our financial position and cash flows, we sold heating degree-day call options and purchased heating-degree day put options for the November 2002-March 2003 winter season. With respect to sold call options, KeySpan was required to make a payment of $40,000 per heating degree day to its counterparties when actual weather experienced during the November 2002 - March 2003 time frame was above 4,470 heating degree days, which equates to approximately 1% colder than normal weather. With respect to purchased put options, KeySpan would receive a $20,000 per heating degree day payment from its counterparties when actual weather was below 4,150 heating degree days, or approximately 7% warmer than normal. Based on the terms of such contracts, we account for such instruments pursuant to the requirements of EITF 99-2, "Accounting for Weather Derivatives." In this regard, such instruments were accounted for using the "intrinsic value method" as set forth in such guidance. During the first quarter of 2003, weather was 10% colder than normal and, as a result, $11.9 million has been recorded as a reduction to revenues.

Derivative contracts are primarily used to manage exposure to market risk arising from changes in commodity prices and interest rates. In the event of non-performance by a counterparty to a derivative contract, the desired impact may not be achieved. The risk of counterparty non-performance is generally considered credit risk and is actively managed by assessing each counterparty credit profile and negotiating appropriate levels of collateral and credit support.

Item 4. Controls and Procedures

KeySpan maintains "disclosure controls and procedures", as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed by KeySpan in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to KeySpan's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

An evaluation of the effectiveness of KeySpan's disclosure controls and procedures as of June 30, 2003 was conducted under the supervision and with the participation of KeySpan's Chief Executive Officer and Chief Financial Officer. Based on that evaluation, KeySpan's Chief Executive Officer and Chief Financial Officer have concluded that KeySpan's disclosure controls and procedures were adequate and designed to ensure that material information relating to KeySpan and its consolidated subsidiaries would be made known to the Chief Executive
Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared. Furthermore, there has been no change in KeySpan's internal control over financial reporting, identified in connection with the evaluation of such control, that occurred during KeySpan's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, KeySpan's internal control over financial reporting. Refer to the Certifications by KeySpan's Chief Executive Officer and Chief Financial Officer filed as exhibits
31.1 and 31.2 to this report


PART II.  OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings

See Note 8 to the Consolidated Financial Statements "Financial Guarantees and Contingencies."

Item 4.    Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on May 8, 2003, at 10:00 a.m. Eastern Time, at KeySpan's Auditorium located at our corporate headquarters at One
MetroTech Center, Brooklyn, New York to consider and take action on the following items:

1. Election of nine directors

The names of the persons who received a plurality of the votes cast by the holders of shares entitled to vote thereon, and who were accordingly elected Directors of KeySpan for a one year term or until their successors are duly elected or chosen and qualified are as follows:

                                                         VOTES                    VOTES                   TOTAL
                         DIRECTOR                         FOR                   WITHHELD                  VOTES
            Robert B. Catell                          126,352,675               4,017,053              130,369,728

            Andrea S. Christensen                     126,524,919               3,844,809              130,369,728

            Alan H. Fishman                           126,383,916               3,985,812              130,369,728

            J. Atwood Ives                            127,466,357               2,903,371              130,369,728

            James R. Jones                            127,478,203               2,891,525              130,369,728

            James L. Larocca                          126,489,274               3,880,454              130,369,728

            Stephen W. McKessy                        126,496,857               3,872,871              130,369,728

            Edward D. Miller                          127,449,023               2,920,705              130,369,728

            Edward Travaglianti                       126,539,358               3,830,370              130,369,728

2. Ratification of Deloitte & Touche LLP, as independent public accountants for the Company for the year ending December 31, 2003

Deloitte & Touche LLP received a majority of the votes cast by the holders of shares entitled to vote thereon, and was accordingly ratified Independent Public Accountants of KeySpan for the fiscal year ending December 31, 2003.


                 DELOITTE & TOUCHE LLP                      VOTES CAST

                                   FOR                     125,225,051

                               AGAINST                       3,731,132

                               ABSTAIN                       1,413,545

                                 TOTAL                     130,369,728


3. Approval of amendments to the Employee Discount Stock Purchase Plan

The management proposal to amend the Employee Discount Stock Purchase Plan received a majority of the votes cast by the holders of shares entitled to vote thereon, and was accordingly approved.

              EMPLOYEE DISCOUNT
            STOCK PURCHASE PLAN                     VOTES CAST

                            FOR                     123,314,234

                        AGAINST                       4,966,173

                        ABSTAIN                       2,089,321

                          TOTAL                     130,369,728

4. Consideration of a shareholder proposal on Shareholder Rights Plans

The shareholder proposal on Shareholder Rights received a majority of the votes cast by the holders of shares entitled to vote thereon, and was accordingly approved.

                 SHAREHOLDER
                 PROPOSAL                           VOTES CAST

                           FOR                      52,650,885

                       AGAINST                      47,400,706

                     NON-VOTES                      26,648,178

                       ABSTAIN                       3,669,959

                         TOTAL                     130,369,728

Item 6.  Exhibits and Reports on Form 8-K

(a)        Exhibits

3.1* Amended Bylaws dated as of June 25, 2003

4.1* Credit Agreement among KeySpan  Corporation,  the several Lenders, ABN AMRO
     Bank, N.V., as Syndication Agent, Bank One, N. A. and Wachovia Bank, N.A, as Co-Documentation Agents, and J.P. Morgan Chase Bank, as Administrative Agent for $450 million, dated as of June 27, 2003.

4.2* Credit Agreement among KeySpan Corporation,  the several Lenders,  Citibank
     N.A., as Syndication Agent, Bank of New York and The Royal Bank of Scotland PLC, as Co-Documentation Agents, and J.P. Morgan Chase Bank, as Administrative Agent for $850 million, dated as of June 27, 2003.

31.1*Certification  of the  Chairman  and Chief  Executive  Officer  pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*Certification  of the  Chairman  and Chief  Executive  Officer  pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 (b) Reports on Form 8-K


In our report on Form 8-K dated April 4, 2003, we disclosed that we had issued $150 million 4.650% Notes due 2013 and $150 million 5.875% Notes due 2033.

In our report on Form 8-K dated May 1, 2003, we reported that KeySpan had issued a press release concerning, among other things, its financial results for the quarter ended March 31, 2003 and that KeySpan was hosting an earnings conference call at 2:30 p.m. EDT on May 1, 2003 to discuss the financial results for the first quarter.

In our report on Form 8-K dated May 5, 2003, we reported that we were giving a series of presentations on KeySpan at the American Gas Association ("AGA") Financial Forum.


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

                                          KEYSPAN CORPORATION
                                          -------------------
                                             (Registrant)



Date: August 6, 2003                      /s/ Gerald Luterman
                                          -----------------------------
                                          Gerald Luterman
                                          Executive Vice President and
                                          Chief Financial Officer



Date: August 6, 2003                      /s/ Joseph Bodanza
                                          ---------------------------
                                          Joseph Bodanza
                                          Senior Vice President
                                          and Chief Accounting Officer