Form 10-Q
period 2003-09-30
KEYSPAN CORP
filed 2003-11-06
CIK 1062379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

      [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition period from _____ to____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X}

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).[X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class of Common Stock                       Outstanding at October 15, 2003
     ---------------------                       -------------------------------
         $.01 par value                                   159,060,100

                      KEYSPAN CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----

                           Part I.   FINANCIAL INFORMATION             Page No.
                                                                       --------

Item 1. Financial Statements

         Consolidated Balance Sheet -
         September 30, 2003 and December 31, 2002                         3

         Consolidated Statement of Income -
         Three and Nine months Ended September 30, 2003 and 2002          5

         Consolidated Statement of Cash Flows -
         Nine months Ended September 30, 2003 and 2002                    6

         Notes to Consolidated Financial Statements                       7

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             35

Item 3. Quantitative and Qualitative Disclosures
         About Market Risk                                               68

Item 4. Controls and Procedures                                          73


                           Part II.   OTHER INFORMATION

Item 1. Legal Proceedings                                                73

Item 6. Exhibits and Reports on Form 8-K                                 73

Signatures                                                               75

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
-----------------------------------------------------------------------------------------
(In Thousands of Dollars)                      September 30, 2003       December 31, 2002
-----------------------------------------------------------------------------------------

ASSETS
Current Assets
   Cash and temporary cash investments             $      118,051        $       170,617
   Accounts receivable                                  1,000,534              1,122,022
   Unbilled revenue                                       227,554                473,060
   Allowance for uncollectible accounts                   (70,306)               (63,029)
   Gas in storage, at average cost                        522,736                297,060
   Material and supplies, at average cost                 120,655                113,519
   Other                                                   88,370                 93,980
                                            ---------------------------------------------
                                                        2,007,594              2,207,229
                                            ---------------------------------------------

Investments and  Other                                    292,587                265,977

Property
   Gas                                                  6,397,706              6,124,281
   Electric                                             2,155,736              1,974,352
   Other                                                  400,953                394,374
   Accumulated depreciation                            (2,941,551)            (2,740,516)
   Gas exploration and production, at cost              2,788,884              2,438,998
   Accumulated depletion                               (1,108,826)              (973,889)
                                            ---------------------------------------------
                                                        7,692,902              7,217,600
                                            ---------------------------------------------

Deferred Charges
   Regulatory assets                                      475,748                438,516
   Goodwill, net of amortization                        1,816,434              1,789,751
   Other                                                  714,783                695,233
                                            ---------------------------------------------
                                                        3,006,965              2,923,500
                                            ---------------------------------------------

Total Assets                                       $   13,000,048        $    12,614,306
                                            =============================================
-----------------------------------------------------------------------------------------

        See accompanying Notes to the Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
--------------------------------------------------------------------------------------------
(In Thousands of Dollars)                          September 30, 2003     December 31, 2002
--------------------------------------------------------------------------------------------

LIABILITIES AND CAPITALIZATION
Current Liabilities
    Current redemption of long-term debt               $        11,417      $        11,413
    Accounts payable and other liabilities                     893,045            1,061,649
    Commercial paper                                           644,400              915,697
    Dividends payable                                           72,162               64,714
    Taxes accrued                                              139,749               51,276
    Customer deposits                                           39,529               38,387
    Interest accrued                                            99,254               77,092
                                                --------------------------------------------
                                                             1,899,556            2,220,228
                                                --------------------------------------------

Deferred Credits and Other Liabilities
    Regulatory liabilities                                     102,582               84,479
    Deferred income tax                                        976,358              877,013
    Postretirement benefits and other reserves                 795,437              759,731
    Other                                                      164,202              189,912
                                                --------------------------------------------
                                                             2,038,579            1,911,135
                                                --------------------------------------------

Commitments and Contingencies (See Note 8)                           -                    -

Capitalization
    Common stock                                             3,482,456            3,005,354
    Retained earnings                                          557,121              522,835
    Other comprehensive income                                 (68,101)            (108,423)
    Treasury stock                                            (398,190)            (475,174)
                                                --------------------------------------------
         Total common shareholders' equity                   3,573,286            2,944,592
    Preferred stock                                             83,697               83,849
    Long-term debt                                           4,927,423            5,224,081
                                                --------------------------------------------
Total Capitalization                                         8,584,406            8,252,522
                                                --------------------------------------------

Minority Interest in Subsidiary Companies                      477,507              230,421
                                                --------------------------------------------
Total Liabilities and Capitalization                   $    13,000,048      $    12,614,306
                                                ============================================
--------------------------------------------------------------------------------------------

        See accompanying Notes to the Consolidated Financial Statements.

                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
------------------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended                 Nine Months Ended
                                                                     September 30,                    September 30,
(In Thousands of Dollars, Except Per Share Amounts)              2003             2002             2003             2002
------------------------------------------------------------------------------------------------------------------------------
Revenues
     Gas Distribution                                      $     405,777     $    334,031    $    2,970,514     $   2,078,823
     Electric Services                                           427,662          414,868         1,132,647         1,084,309
     Energy Services                                             148,876          217,104           495,269           687,975
     Gas Exploration and Production                              123,052           88,600           373,774           256,089
     Energy Investments                                           26,447           23,599            80,287            62,784
                                                         ---------------------------------------------------------------------
Total Revenues                                                 1,131,814        1,078,202         5,052,491         4,169,980
                                                         ---------------------------------------------------------------------
Operating Expenses
     Purchased gas for resale                                    173,116          134,853         1,793,581         1,034,153
     Fuel and purchased power                                    132,649          144,259           332,647           326,327
     Operations and maintenance                                  507,381          487,293         1,515,206         1,538,073
     Depreciation, depletion and amortization                    135,656          127,301           422,917           380,758
     Operating taxes                                              91,790           89,103           311,754           282,663
                                                         ---------------------------------------------------------------------
Total Operating Expenses                                       1,040,592          982,809         4,376,105         3,561,974
                                                         ---------------------------------------------------------------------
Income from Equity Investments                                     2,727            2,299            12,486             9,713
Operating Income                                                  93,949           97,692           688,872           617,719
                                                         ---------------------------------------------------------------------
Other Income and (Deductions)
     Interest charges                                            (78,366)         (79,937)         (226,503)         (222,594)
     Loss on sale of subsidiary stock                                  -                -           (11,325)                -
     Cost of debt redemption                                           -                -           (24,094)                -
     Minority interest                                           (19,894)          (5,353)          (50,252)          (15,920)
     Other                                                        24,299           (3,549)           38,754            15,143
                                                         ---------------------------------------------------------------------
Total Other Income and (Deductions)                              (73,961)         (88,839)         (273,420)         (223,371)
                                                         ---------------------------------------------------------------------
Earnings Before Income Taxes                                      19,988            8,853           415,452           394,348
Income Taxes
     Current                                                     (39,317)         (34,508)           94,275           (97,430)
     Deferred                                                     46,720           38,397            71,439           243,011
                                                         ---------------------------------------------------------------------
Total Income Taxes                                                 7,403            3,889           165,714           145,581
                                                         ---------------------------------------------------------------------
Earnings from Continuing Operations                               12,585            4,964           249,738           248,767
                                                         ---------------------------------------------------------------------
Discontinued Operations
    Income from Operations, net of tax                                 -                -                 -                 -
    Loss on Disposal , net of tax of $13,050                           -                -                 -           (19,662)
                                                         ---------------------------------------------------------------------
Loss from Discontinued Operations                                      -                -                 -           (19,662)
                                                         ---------------------------------------------------------------------
Cummulative Effect of Change in Accounting Principle                   -                -               174                 -
                                                         ---------------------------------------------------------------------

Net Income                                                        12,585            4,964           249,912           229,105
Preferred stock dividend requirements                              1,461            1,335             4,383             4,287
                                                         ---------------------------------------------------------------------
Earnings  for Common Stock                                 $      11,124     $      3,629    $      245,529     $     224,818
                                                         =====================================================================
Basic Earnings Per Share From:
  Continuing Operations, less preferred dividends          $        0.07     $       0.03    $         1.56     $        1.74
  Discontinued Operations                                              -                -                 -             (0.14)
  Change in Accounting Principle                                       -                -                 -                 -
                                                         ---------------------------------------------------------------------
Basic Earnings Per Share                                   $        0.07     $       0.03    $         1.56     $        1.60
                                                         =====================================================================
Diluted Earnings Per Share From:
  Continuing Operations, less preferred dividends          $        0.07           $ 0.02    $         1.55     $        1.72
  Discontinued Operations                                              -                -                 -             (0.14)
  Change in Accounting Principle                                       -                -                 -                 -
                                                         ---------------------------------------------------------------------
Diluted Earnings Per Share                                 $        0.07     $       0.02    $         1.55     $        1.58
                                                         =====================================================================
Average Common Shares Outstanding (000)                          158,783          141,686           157,871           140,929
Average Common Shares Outstanding - Diluted (000)                159,539          142,359           158,670           141,760
------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to the Consolidated Financial Statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

------------------------------------------------------------------------------------------
                                                            Nine Months Ended September 30,
(In Thousands of Dollars)                                         2003             2002
------------------------------------------------------------------------------------------
Operating Activities
Net income                                               $        249,912    $    229,105
Adjustments to reconcile net income to net
      cash provided by (used in) operating activities
    Depreciation, depletion and amortization                      422,917         380,758
    Deferred income tax                                            71,439          60,495
    Income from equity investments                                (12,486)         (9,713)
    Dividends from equity investments                               1,021           1,777
    Amortization of interest rate swap                             (7,396)              -
    Loss on disposal of subsidiary investments                     11,325               -
    Gain on sale of property                                      (13,974)              -
    Minority interest in income of subsidiaries                    50,252          15,920
Changes in assets and liabilities
    Accounts receivable                                           384,836         239,569
    Materials and supplies, fuel oil and gas in storage          (239,847)         18,297
    Accounts payable and other liabilities                       (110,866)       (170,526)
    Interest accrued                                               22,161          20,573
    Pension/OPEB funding                                         (125,385)        (40,294)
    Other                                                          33,154           9,360
                                                       -----------------------------------
Net Cash Provided by Operating Activities                         737,063         755,321
                                                       -----------------------------------
Investing Activities
    Construction expenditures                                    (720,217)       (815,155)
    Other investment                                              (50,500)              -
    Proceeds from sale of property                                 13,974               -
    Proceeds from sale of subsidiary investments                  198,553         173,935
                                                       -----------------------------------
Net Cash Used in Investing Activities                            (558,190)       (641,220)
                                                       -----------------------------------
Financing Activities
    Treasury stock issued                                          76,984          67,308
    Equity issuance                                               473,573               -
    Issuance of long-term debt                                    710,475         515,774
    Payment of long-term debt                                    (564,506)        (91,152)
    Payment of commercial paper                                  (271,297)       (519,222)
    Redemption of promissory notes                               (447,005)              -
    Redemption of preferred stock                                 (14,293)              -
    Preferred stock dividends paid                                 (4,383)         (4,287)
    Common stock dividends paid                                  (203,795)       (187,857)
    Other                                                          12,808               9
                                                       -----------------------------------
Net Cash Used in Financing Activities                            (231,439)       (219,427)
                                                       -----------------------------------
Net Increase in Cash and Cash Equivalents                $        (52,566)   $   (105,326)
Cash and Cash Equivalents at Beginning of Period                  170,617         159,252
                                                       -----------------------------------
Cash and Cash Equivalents at End of Period               $        118,051    $     53,926
                                                       ===================================
------------------------------------------------------------------------------------------

Cash equivalents are short-term marketable securities purchased with maturities of three months or less that were carried at cost which approximates fair value.

        See accompanying Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

KeySpan Corporation (referred to in the Notes to the Financial Statements as "KeySpan," "we," "us," and "our") is a registered holding company under the Public Utility Holding Company Act of 1935, as amended ("PUHCA"). KeySpan operates six regulated utilities that distribute natural gas to approximately
2.5 million customers in New York City, Long Island, Massachusetts and New Hampshire, making KeySpan the fifth largest gas distribution company in the United States and the largest in the Northeast. We also own and operate electric generating plants in Nassau and Suffolk Counties on Long Island and in Queens County in New York City and are the largest investor owned electric generation operator in New York State. Under contractual arrangements, we provide power, electric transmission and distribution services, billing and other customer services for approximately one million electric customers of the Long Island Power Authority ("LIPA"). KeySpan's other subsidiaries are involved in gas and oil exploration and production; gas storage; liquefied natural gas storage; wholesale and retail gas and electric marketing; appliance service; plumbing; heating, ventilation and air conditioning and other mechanical services; large energy-system ownership, installation and management; engineering and consulting services; and fiber optic services. We also invest and participate in the development of, natural gas pipelines, natural gas processing plants, and other energy-related projects, domestically and internationally. (See Note 2 "Business Segments" for additional information on each operating segment.)

1. BASIS OF PRESENTATION

In our opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly KeySpan's financial position as of September 30, 2003, and the results of operations for the three and nine months ended September 30, 2003 and September 30, 2002, as well as cash flows for the nine months ended September 30, 2003 and September 30, 2002. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in KeySpan's Annual Report on Form 10-K for the year ended December 31, 2002, as well as KeySpan's March 31 and June 30, 2003 Quarterly Reports on Form 10-Q. The December 31, 2002 financial statement information has been derived from the 2002 audited financial statements. Income from interim periods may not be indicative of future results. Certain reclassifications were made to conform prior period financial statements to current period financial statement presentation.

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

We have approximately 2 million common stock options outstanding at September 30, 2003 that were not included in the calculation of diluted EPS since the exercise price associated with these options was greater than the average market price of our common stock. Further, we have 88,486 shares of convertible preferred stock outstanding that can be converted into 228,406 shares of common stock. These shares were not included in the calculation of diluted EPS for the three and nine months ended September 30, 2003 since to do so would have been anti-dilutive.

Under the requirements of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," our basic and diluted EPS are as follows:

------------------------------------------------------------------------------------------------------------------------------
                                                            Three Months Ended September 30,   Nine Months Ended September 30,
(In Thousands of Dollars, Except Per Share Amounts)                2003              2002           2003             2002
------------------------------------------------------------------------------------------------------------------------------
Earnings for common stock                                        $   11,124       $   3,629     $ 245,529           $ 224,818
Houston Exploration dilution                                            (74)            (96)         (212)               (321)
------------------------------------------------------------------------------------------------------------------------------
Earnings for common stock - adjusted                             $   11,050       $   3,533     $ 245,317           $ 224,497
------------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding (000)                           158,783         141,686       157,871             140,929
Add dilutive securities:
Options                                                                 756             673           799                 831
------------------------------------------------------------------------------------------------------------------------------
Total weighted average shares outstanding - assuming dilution       159,539         142,359       158,670             141,760
------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                         $     0.07       $    0.03     $    1.56           $    1.60
------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                       $     0.07       $    0.02     $    1.55           $    1.58
------------------------------------------------------------------------------------------------------------------------------


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

The Energy Services segment includes companies that provide energy-related services to customers primarily located in the New York City metropolitan area, including New Jersey and Connecticut, as well as Rhode Island, Pennsylvania, Massachusetts and New Hampshire, through the following three lines of business:
(i) Home Energy Services, which provides residential customers with service and maintenance of energy systems and appliances, as well as the retail marketing of electricity to small commercial customers; (ii) Business Solutions, which provides plumbing, heating, ventilation, air conditioning and mechanical services, as well as operation and maintenance, design, engineering and consulting services to commercial and industrial customers; and (iii) Fiber Optic Services, which provides various services to carriers of voice and data transmission on Long Island and in New York City.

During the third quarter of 2003, KeySpan Services, Inc. and its wholly-owned subsidiary Paulus, Sokolowski, and Sartor, LLC. acquired Bard, Rao + Athanas Consulting Engineers, LLC. ("BR+A"), a Boston, Massachusetts company engaged in the business of providing engineering services relating to heating, ventilation, and air conditioning systems. The purchase price was approximately $35 million, plus up to $14.7 million in contingent consideration depending on the financial performance of BR+A over the five-year period following the closing of the acquisition. We have recorded goodwill of $26 million and intangible assets of $2 million associated with this transaction. The intangible assets, which relate primarily to a portion of the backlog purchased, as well as to non-compete agreements entered into with all of the former owners of BR+A, will be amortized over two and three years, respectively. We are currently in the process of evaluating the fair market value of the assets acquired and may adjust the recorded goodwill and intangible assets in the fourth quarter of 2003. In May 2003, KeySpan's gas and electric marketing subsidiary, KeySpan Energy Services Inc., assigned the majority of its retail natural gas customers, consisting mostly of residential and small commercial customers, to ECONnergy Energy Co., Inc. ("ECONnergy"). KeySpan Energy Services will continue to provide retail natural gas marketing to a small number of customers in New Jersey and plans to continue its electric marketing activities.

The Energy Investments segment consists of our gas exploration and production investments, as well as certain other domestic and international energy-related investments. Our gas exploration and production subsidiaries are engaged in gas and oil exploration and production, and the development and acquisition of domestic natural gas and oil properties. These investments consist of our 56% equity interest in The Houston Exploration Company ("Houston Exploration"), an independent natural gas and oil exploration company, as well as KeySpan Exploration and Production, LLC, our wholly owned subsidiary engaged in a joint venture with Houston Exploration. On February 26, 2003, we reduced our ownership interest in Houston Exploration from 66% to 56% following the repurchase, by Houston Exploration, of three million shares of common stock owned by KeySpan. We realized net proceeds of $79 million in connection with this repurchase. KeySpan follows an accounting policy of income statement recognition for Parent company gains or losses from common stock transactions initiated by its subsidiaries. As a result, KeySpan realized a gain of $19 million on this transaction, which is reflected in Other Income and (Deductions) in the Consolidated Statement of Income. Income taxes were not provided, since this transaction was structured as a return of capital.

On October 15, 2003, Houston Exploration acquired the entire Gulf of Mexico shallow-water asset base of Transworld Exploration and Production, Inc for $149 million. The properties, which are 75% natural gas, have proven reserves of 92 billion cubic feet of natural gas equivalent. Current production is from 11 fields and is producing approximately 35 million cubic feet of natural gas equivalent per day. Houston Exploration funded the transaction from its bank revolver and with cash on hand at the time of closing. Consistent with past acquisitions, Houston Exploration has derivative hedge positions in place for a portion of the 2004 production.

KeySpan  subsidiaries  also  hold a 20%  equity  interest  in the  Iroquois  Gas
Transmission System LP, a pipeline that transports Canadian gas supply to markets in the northeastern United States; a 50% interest in the Premier Transmission Pipeline and a 24.5% interest in Phoenix Natural Gas, both in Northern Ireland. These subsidiaries are accounted for under the equity method.

We also have investments in certain midstream natural gas assets in Western Canada through KeySpan Canada. These assets include 14 processing plants and associated gathering systems that can process approximately 1.5 BCFe of natural gas daily and provide associated natural gas liquids fractionation. In May 2003, we sold a portion of our interest in KeySpan Canada through the establishment of an open-ended income fund trust ("KeySpan Facilities Income Fund" or the "Fund") organized under the laws of Alberta, Canada. The Fund acquired a 39.09% ownership interest in KeySpan Canada through an indirect subsidiary, and then issued 17 million trust units to the public through an initial public offering. Each trust unit represents a beneficial interest in the Fund and is registered on the Toronto Stock Exchange under the symbol KEY.UN. Additionally, we sold our 20% interest in Taylor NGL LP that owns and operates two extraction plants also in Canada to AltaGas Services, Inc. Net proceeds of $119.4 million from the two sales, plus proceeds of $45.7 million drawn under a new credit facility made available to KeySpan Canada, were used to pay down existing KeySpan Canada credit facilities of $160.4 million. A pre-tax loss of $30.3 million was recognized on the transactions and is included in Other Income and (Deductions) in the Consolidated Statement of Income. These transactions produced a tax expense of $3.8 million as a result of certain United States partnership tax rules and we, therefore, recorded an after-tax loss of $34.1 million.

The accounting policies of the segments are the same as those used for the preparation of the Consolidated Financial Statements. The segments are strategic business units that are managed separately because of their different operating and regulatory environments. Operating results of our segments are evaluated by management on an operating income basis. Except as noted above, at September 30, 2003, the total assets of each reportable segment have not changed materially from those levels reported at December 31, 2002. The reportable segment information is as follows:

----------------------------------------------------------------------------------------------------------------------------------
                                                                              Energy Investments
                                                                        -----------------------------
                                         Gas        Electric  Energy     Gas Exploration  Other
(InThousands of Dollars)             Distribution   Services  Services   and Production   Investments  Eliminations   Consolidated
----------------------------------------------------------------------------------------------------------------------------------
Three Months Ended Sept. 30, 2003
Unaffiliated revenue                    405,777     427,662   148,876       123,052        26,447              -       1,131,814
Intersegment revenue                          -          25     1,926             -         1,252         (3,203)              -
Operating Income (Loss)                 (39,108)    100,254   (13,627)       50,995         8,009        (12,574)         93,949

Three Months Ended Sept. 30, 2002
Unaffiliated revenue                    334,031     414,868   217,104        88,600        23,599              -       1,078,202
Intersegment revenue                          -          25         -             -           194           (219)              -
Operating Income (Loss)                 (39,565)    106,611    (4,834)       26,354        10,526         (1,400)         97,692
----------------------------------------------------------------------------------------------------------------------------------

Eliminating  items  include  intercompany   interest  income  and  expense,  the
elimination of certain intercompany accounts, as well as activities of our corporate and administrative areas.

Because of the nature of our Electric Services business, electric revenues are derived from two large customers - the NYISO and LIPA. Electric Services revenues from these customers for the three months ended September 30, 2003 and 2002 represent approximately 38% of our consolidated revenues for both periods.

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                Energy Investments
                                                                         -------------------------------
                                         Gas        Electric    Energy    Gas Exploration      Other
(InThousands of Dollars)            Distribution    Services   Services   and Production     Investments Eliminations  Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Nine Months Ended Sept. 30, 2003
Unaffiliated revenue                  2,970,514     1,132,647   495,269     373,774           80,287            -        5,052,491
Intersegment revenue                          -            76     4,894           -            3,756       (8,726)               -
Operating Income (Loss)                 357,445       191,404   (32,647)    156,733           27,207      (11,270)         688,872

Nine Months Ended Sept. 30, 2002
Unaffiliated revenue                  2,078,823     1,084,309   687,975     256,089           62,784            -        4,169,980
Intersegment revenue                          -            75         -           -              582         (657)               -
Operating Income (Loss)                 321,551       227,613   (25,056)     75,633           15,081        2,897          617,719

-----------------------------------------------------------------------------------------------------------------------------------

Eliminating  items  include  intercompany   interest  income  and  expense,  the
elimination of certain intercompany accounts, as well as activities of our corporate and administrative areas.

Because of the nature of our Electric Services business, electric revenues are derived from two large customers - the NYISO and LIPA. Electric Services revenues from these customers for the nine months ended September 30, 2003 and 2002 represent approximately 22% and 26% of our consolidated revenues, respectively.

3. COMPREHENSIVE INCOME

The table below indicates the components of comprehensive income.

------------------------------------------------------------------------------------------------------------------------------------
                                                                       Three Months Ended Sept. 30,      Nine Months Ended Sept. 30,
(In Thousands of Dollars)                                                2003             2002            2003              2002
-----------------------------------------------------------------------------------------------------------------------------------
Earnings for common stock                                              $ 11,124        $   3,629       $ 245,529         $ 224,818
-----------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax
Reclassification adjustments for loss (gains) realized in net income      8,431           (7,529)         19,602           (17,814)
Foreign currency translation adjustments                                    366           (2,313)         27,892             6,804
Unrealized gains (losses) on marketable securities                        1,209           (4,027)          3,458            (8,263)
Accrued unfunded pension obligation                                           -                -               -            (1,132)
Premiums on derivative financial instruments                                  -                -          (3,437)                -
Unrealized gains (losses) on derivative financial instruments            13,740             (641)         (7,193)          (26,585)
-----------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax                            23,746          (14,510)         40,322           (46,990)
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income (Loss)                                            $ 34,870        $ (10,881)      $ 285,851         $ 177,828
-----------------------------------------------------------------------------------------------------------------------------------
Related tax (benefit) expense
Reclassification adjustments for loss (gains) realized in net income   $  4,540        $  (4,054)      $  10,555         $  (9,592)
Foreign currency translation adjustments                                    197           (1,245)         15,019             3,663
Unrealized gains (losses) on marketable securities                          652           (2,168)          1,863            (4,449)
Accrued unfunded pension obligation                                           -                -               -              (610)
Premiums on derivative financial instruments                                  -                -          (1,851)                -
Unrealized gains (losses) on derivative financial instruments             7,398             (346)         (3,873)          (14,316)
-----------------------------------------------------------------------------------------------------------------------------------
Total Tax (Benefit) Expense                                            $ 12,787        $  (7,813)      $  21,713         $ (25,304)
-----------------------------------------------------------------------------------------------------------------------------------


4. CAPITAL AND PREFERRED STOCK

In September 2003, the Boston Gas Company redeemed all 562,700 shares of its outstanding Variable Term Cumulative Preferred Stock, 6.42 % Series A at its par value of $25 per share. The total payment was $14.3 million which included $0.2 million of accumulated dividends. This preferred stock series had been reflected as Minority Interest on KeySpan's Consolidated Balance Sheet.

On January 17, 2003, we issued 13.9 million shares of common stock in a public offering that generated net proceeds of approximately $473 million. All shares were offered by KeySpan pursuant to an effective shelf registration statement filed with the Securities and Exchange Commission ("SEC").

5. LONG-TERM DEBT AND COMMERCIAL PAPER

During the third quarter of 2003, KeySpan Canada, issued Cdn$125 million, or approximately US$93 million, long-term secured notes in a private placement to investors in Canada and the United States. The notes were issued in the following three series: (i) Cdn$20 million 5.42% senior secured notes due 2008;
(ii) Cdn$52.5 million 5.79% senior secured notes due 2010; and (iii) Cdn$52.5 million 6.16% senior secured notes due 2013. The proceeds of the offering have been used to re-pay KeySpan Canada's credit facility.

In June 2003, as part of the sale of a portion of KeySpan's ownership in KeySpan Canada, two outstanding KeySpan Canada credit facilities were replaced with one new facility with three tranches that combined allowed KeySpan Canada to borrow up to approximately $125 million. As a result of the above long-term debt issuance, one tranch of the credit facility was discontinued. Therefore, at September 30, 2003, KeySpan Canada's credit facility has the following two tranches with the following maturities: (i) $37.5 million matures in 364 days; and (ii) $37.5 million matures in two years.

In June 2003, KeySpan renewed its $1.3 billion revolving credit facility, which was syndicated among sixteen banks. The credit facility supports KeySpan's commercial paper program, and consists of two separate credit facilities with different maturities but substantially similar terms and conditions: a $450 million facility that extends for 364 days, and a $850 million facility that is committed for three years. The fees for the facilities are subject to a ratings-based grid, with an annual fee that ranges from eight to twenty five basis points on the 364-day facility and ten to thirty basis points on the three-year facility. Both credit agreements allow for KeySpan to borrow using several different types of loans; specifically, Eurodollar loans, Adjustable Bank Rate (ABR) loans, or competitively bid loans. Eurodollar loans are based on the Eurodollar rate plus a margin. ABR loans are based on the highest of the Prime Rate, the base CD rate plus 1%, or the Federal Funds Effective Rate plus 0.5%, plus a margin. Competitive bid loans are based on bid results requested by KeySpan from the lenders. The margins on both facilities are ratings based and range from zero basis points to 112.5 basis points. The margins are increased if outstanding loans are in excess of 33% of the total facility. In addition, the 364-day facility has a one-year term out option, which would cost an additional 0.25% if utilized. We do not anticipate borrowing against this facility; however, if the credit rating on our commercial paper program were to be downgraded, it may be necessary to do so.

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

Houston Exploration used a portion of the net proceeds from the issuance to redeem all of its outstanding $100 million principal amount of 8.625% senior subordinated notes due 2008 at a price of 104.313% of par plus interest accrued to the redemption date. Debt redemption costs totaled approximately $5.9 million and is reflected in Other Income and (Deductions) in the Consolidated Statement of Income. The remaining net proceeds from the offering were used to reduce debt amounts associated with Houston Exploration's bank revolving credit facility.

In April 2003, we issued $300 million of medium-term and long-term debt. The debt was issued in the following two series: (i) $150 million 4.65% Notes due 2013; and (ii) $150 million 5.875% Notes due 2033. The proceeds of this issuance were used to pay down outstanding commercial paper.

In connection with the KeySpan/Long Island Lighting Company ("LILCO") business combination in 1998, KeySpan and certain of its subsidiaries issued promissory notes to LIPA to support certain debt obligations assumed by LIPA. At December 31, 2002, the remaining principal amount of promissory notes issued to LIPA was approximately $600 million. To mitigate the dilutive effect of the equity issuance previously mentioned in Note 4, in March 2003 we called approximately $447 million aggregate principal amount of such promissory notes at the applicable redemption prices plus accrued and unpaid interest through the dates of redemption. Interest savings associated with this redemption are estimated to be $15.6 million after-tax, or $0.09 per share, in 2003. We applied the provisions of Statement of Financial Accounting Standards ("SFAS") 145 "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" and recorded an expense of $18.2 million, reflecting redemption costs, as well as the write-off of previously deferred debt issuance costs. This expense has been recorded in Other Income and Deductions in the Consolidated Statement of Income.

KeySpan has authorization under PUHCA to issue up to $2.2 billion of securities through December 31, 2003. Following the recent common stock offering previously mentioned and shares of common stock expected to be issued for employee benefit and dividend reinvestment plans, we have nearly exhausted our ability to issue new securities under our current PUHCA authorization. However, the issuance of securities in connection with the redemption of existing securities (including the promissory notes discussed previously) is permitted under our PUHCA authorization notwithstanding the foregoing limit. We have filed an application with the SEC requesting authorization to, among other things, issue up to an additional $3 billion of securities through December 31, 2006. It is anticipated that this authorization will be obtained before the end of the year. This request is intended to provide us with maximum flexibility to finance our future capital requirements over the next three years.

6. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS

Financially-Settled Commodity Derivative Instruments: From time to time, KeySpan has utilized derivative financial instruments, such as futures, options and swaps, for the purpose of hedging exposure to commodity price risk and to hedge the cash flow variability associated with a portion of peak electric energy sales.

Houston Exploration has utilized collars and purchased put options, as well as over-the-counter ("OTC") swaps, to hedge the cash flow variability associated with forecasted sales of a portion of its natural gas production. As of September 30, 2003, Houston Exploration has hedged slightly less than 70% of its estimated 2003 gas production and a similar amount of its 2004 gas production. Houston Exploration used standard New York Mercantile Exchange ("NYMEX") futures prices to value its swap positions, and, in addition, used published volatility in its Black-Scholes calculation for outstanding options. The maximum length of time over which Houston Exploration has hedged such cash flow is through December 2004. The estimated amount of losses associated with such derivative instruments that are reported in Other Comprehensive Income and that are expected to be reclassified into earnings over the next twelve months is $10.5 million, or $6.8 million after-tax.

With respect to price exposure associated with fuel purchases for the Ravenswood facility, KeySpan employs standard NYMEX natural gas futures contracts and over-the-counter financially settled natural gas basis swaps to hedge the cash flow variability for a portion of forecasted purchases of natural gas. KeySpan also employs the use of financially-settled oil swap contracts to hedge the cash flow variability for a portion of forecasted purchases of fuel oil that will be consumed at the Ravenswood facility. The maximum length of time over which we have hedged cash flow variability associated with forecasted purchases of natural gas and fuel oil is through September 2005. We used standard NYMEX futures prices to value the gas futures contracts and industry published oil indices for number 6 grade fuel oil to value the oil swap contracts. The estimated amount of gains associated with all such derivative instruments that are reported in Other Comprehensive Income and that are expected to be reclassified into earnings over the next twelve months is $0.2 million, or $0.1 million after-tax.

KeySpan Canada employs natural gas swaps to lock-in a price for expected future natural gas purchases. As applicable, we used relevant natural gas indices to value the outstanding contracts. The maximum length of time over which we have hedged such cash flow variability is through October 2003. The estimated amount of gains or losses associated with such derivative instruments that are reported in Other Comprehensive Income and that are expected to be reclassified into earnings over the next twelve months is negligible at September 30, 2003.

We have also engaged in the use of cash-settled swap instruments to hedge the cash flow variability associated with a portion of forecasted peak electric energy sales from the Ravenswood facility, as well as forecasted sales of Unforced Capacity ("UCAP") to the NYISO. The maximum length of time over which we have hedged cash flow variability is through December 2004. We used NYMEX day-ahead forward pricing, as well as published NYISO day-ahead award prices to value these outstanding derivatives. The estimated amount of losses associated with such derivative instruments that are reported in Other Comprehensive Income and that are expected to be reclassified into earnings over the next twelve months is $1.3 million, or $0.8 million after-tax.

KeySpan Canada also employs electricity swap contracts to lock-in the purchase price of electricity needed to operate its gas processing plants. These contracts are not exchange-traded and local published indices were used to value these outstanding swap agreements. The maximum length of time over which we have hedged such cash flow variability is through December 2003. The estimated amount of losses associated with such derivative instruments that are reported in Other Comprehensive Income and that are expected to be reclassified into earnings over the next twelve months is $0.4 million, or $0.3 million after-tax.

The following  tables set forth selected  financial data  associated  with these derivative financial  instruments noted above that were outstanding at September
30, 2003.
-----------------------------------------------------------------------------------------------------------------------------------
                                   Year of    Volumes       Floor          Ceiling      Fixed Price      Current Price    Fair Value
          Type of Contract        Maturity    (mmcf)        ($)             ($)            ($)              ($)            ($000)
-----------------------------------------------------------------------------------------------------------------------------------
                Gas
Collars                              2003      13,800           3.48            4.91              -      4.43 - 5.08        (4,085)
                                     2004      64,100    3.50 - 4.50     4.75 - 7.00              -      4.70 - 5.26        (7,757)

Put Options - Short Natural Gas      2004       9,100           5.00               -              -      5.11 - 5.26         4,228

Swaps/Futures - Short Natural Gas    2003       3,711              -               -           3.19      4.43 - 5.08        (5,842)
                                     2004      14,640              -               -           4.96      4.76 - 5.26         1,152

Swaps/Futures - Long Natural Gas     2004          50              -               -    5.11 - 5.14      4.71 - 4.72           (25)
                                     2005          10              -               -           4.95             4.46            (5)

-----------------------------------------------------------------------------------------------------------------------------------
                                              105,411                                                                      (12,334)
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
                                Year of        Volumes         Fixed Price         Current Price        Fair Value
        Type of Contract        Maturity      (Barrels)            ($)                  ($)               ($000)
-----------------------------------------------------------------------------------------------------------------
             Oil
Swaps - Long Fuel Oil             2003          55,367        20.60 - 30.07        28.54 - 29.80             204
                                  2004         100,548        20.55 - 29.60        25.88 - 28.61              37
                                  2005          28,000        24.65 - 27.25        25.25 - 25.59             (31)
-----------------------------------------------------------------------------------------------------------------
                                               183,915                                                       210
-----------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
                               Year of                                     Fixed Price       Current Price          Fair Value
        Type of Contract       Maturity        Capacity         MWh             ($)                ($)                 ($000)
------------------------------------------------------------------------------------------------------------------------------
          Electricity
Swaps - Energy                   2003                          222,464     15.00 - 67.44      15.90 - 42.98              (613)
                                 2004                          340,800     14.00 - 26.50      17.15 - 41.96              (953)

Swaps - Capacity                 2003             100                -              7.00               6.98                 2
                                 2004             200                -              7.00               6.98                 4


------------------------------------------------------------------------------------------------------------------------------
                                                  300          563,264                                                 (1,560)
------------------------------------------------------------------------------------------------------------------------------

NYMEX futures are also used to economically hedge the cash flow variability associated with the purchase of fuel for a portion of our fleet vehicles. Further, KeySpan Canada has a portfolio of financially-settled natural gas collars and swap transactions for natural gas liquids. Such contracts are executed by KeySpan Canada to: (i) fix the price that is paid or received by KeySpan Canada for certain physical transactions involving natural gas and natural gas liquids and (ii) transfer the price exposure to counterparties. These derivative financial instruments do not qualify for hedge accounting under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." At September 30, 2003, these instruments had a net fair market value of $1.3 million, which was recorded on the Consolidated Balance Sheet. Based on the non-hedge designation of these instruments, the gain was recognized in the Consolidated Statement of Income.

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

The following table sets forth selected financial data associated with these derivative financial instruments that were outstanding at September 30, 2003.

----------------------------------------------------------------------------------------------------------------------------------
                          Year of       Volumes      Floor          Ceiling        Fixed Price       Current Price      Fair Value
   Type of Contract      Maturity         mmcf        ($)              ($)             ($)               ($)               ($000)
----------------------------------------------------------------------------------------------------------------------------------
Options                   2003            2,650   4.00 - 5.00      5.15 - 6.00               -        4.90 - 5.13            (712)
                          2004            7,420   4.00 - 5.00      5.15 - 6.00               -        4.83 - 5.25            (411)

Swaps                     2003           10,710             -                -     5.00 - 6.23        4.90 - 5.13          (5,304)
                          2004           20,530             -                -     4.42 - 6.23        4.83 - 5.25          (6,848)
----------------------------------------------------------------------------------------------------------------------------------
                                         41,310                                                                           (13,275)
----------------------------------------------------------------------------------------------------------------------------------


Physically-Settled Commodity Derivative Instruments: Derivative Implementation Group ("DIG") Issue C15 and C16 of SFAS 133, as amended and interpreted, ("SFAS 133") establishes criteria that must be satisfied in order for option-type and forward contracts in electricity to be exempted as normal purchases and sales, and relates to the exemption (as normal purchases and normal sales) of contracts that combine a forward contract and a purchased option contract. Based upon a continuing review of our physical gas and electric commodity contracts, we determined that certain contracts for the physical purchase of natural gas associated with our regulated gas utilities are not exempt as normal purchases from the requirements of SFAS 133. At September 30, 2003, the fair value of these contracts was $2.8 million. Since these contracts are for the purchase of natural gas sold to regulated firm gas sales customers, the accounting for these contracts is subject to SFAS 71. Therefore, changes in the market value of these contracts have been recorded as a Regulatory Asset or Regulatory Liability on the Consolidated Balance Sheet.

Interest Rate Derivative Instruments: In May 2003, we entered into interest rate swap agreements in which we swapped $250 million of 7.25 % fixed rate debt to floating rate debt. Under the terms of the agreements, we will receive the fixed coupon rate associated with these bonds and pay our swap counterparties a variable interest rate based on LIBOR, that is reset on a semi-annual basis. These swaps are designated as fair-value hedges and qualify for "short-cut" hedge accounting treatment under SFAS 133. During the period ended September 30, 2003, we paid our counterparty an interest rate of 6.42%, and as a result, we realized interest savings of $0.4 million. The fair market value of this derivative was $1.4 million at September 30, 2003.

During 2002, we had interest rate swap agreements in which we swapped approximately $1.3 billion of fixed rate debt to floating rate debt. Under the terms of the agreements, we received the fixed coupon rate associated with these bonds and paid the swap counterparties a variable interest rate that was reset on a quarterly basis. These swaps were designated as fair-value hedges and qualified for "short-cut" hedge accounting treatment under SFAS 133. In 2002, we terminated two of these interest rate swap agreements with an aggregate notional amount of $1.0 billion. The remaining swap, which had a notional amount of $270.0 million, was terminated on February 25, 2003. We received $18.4 million from our swap counterparties as a result of the latter termination, of which $8.1 million represented accrued swap interest. The difference between the termination settlement amount and the amount of accrued interest, $10.3 million, was recorded to earnings in the first quarter of 2003. This swap was used to hedge a portion of our outstanding promissory notes to LIPA. As discussed in
Note 5 "Long-Term Debt," we called a portion of these promissory notes during the first quarter of 2003.

Additionally, we had an interest rate swap agreement that hedged the cash flow variability associated with the forecasted issuance of a series of commercial paper offerings. This hedge expired in March 2003.

Weather Derivatives: The utility tariffs associated with KEDNE's operations do not contain weather normalization adjustments. As a result, fluctuations from normal weather may have a significant positive or negative effect on the results of these operations. To mitigate a substantial portion of the effect of fluctuations from normal weather on our financial position and cash flows, we sold heating degree-day call options and purchased heating-degree day put options for the November 2002-March 2003 winter season. With respect to sold call options, KeySpan was required to make a payment of $40,000 per heating degree day to its counterparties when actual weather experienced during the November 2002 - March 2003 time frame was above 4,470 heating degree days, which equates to approximately 1% colder than normal weather. With respect to purchased put options, KeySpan would have received a $20,000 per heating degree day payment from its counterparties when actual weather was below 4,150 heating degree days, or approximately 7% warmer than normal. Based on the terms of such contracts, we account for such instruments pursuant to the requirements of EITF 99-2, "Accounting for Weather Derivatives." In this regard, such instruments were accounted for using the "intrinsic value method" as set forth in such guidance. During the first quarter of 2003, weather was 10% colder than normal and, as a result, $11.9 million has been recorded as a reduction to revenues.

In October 2003, we entered into heating-degree day call and put options to mitigate the effect of fluctuations from normal weather on KEDNE's financial position and cash flows for the 2003/2004 winter heating season - November 2003 through March 2004. With respect to sold call options, KeySpan will be required to make a payment of $27,500 per heating degree day to its counterparties when actual weather experienced during this time frame is above 4,440 heating degree days, which equates to approximately 2% colder than normal weather, based on the most recent 20-year average for normal weather. The maximum amount KeySpan may be required to pay on its sold call options is $5.5 million. With respect to purchased put options, KeySpan will receive a $27,500 per heating degree day payment from its counterparties when actual weather is below 4,266 heating degree days, or approximately 2% warmer than normal. The maximum amount KeySpan may receive on its purchased put options is $11 million. The total premium cost for these options was $0.4 million. We will account for these derivatives pursuant to the requirements of EITF 99-2.

Derivative contracts are primarily used to manage exposure to market risk arising from changes in commodity prices and interest rates. In the event of non-performance by a counterparty to a derivative contract, the desired impact may not be achieved. The risk of counterparty non-performance is generally considered a credit risk and is actively managed by assessing each counterparty credit profile and negotiating appropriate levels of collateral and credit support.

7. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires an entity to record a liability and corresponding asset representing the present value of legal obligations associated with the retirement of tangible, long-lived assets. SFAS 143 was effective for fiscal years beginning after June 2002.

At September 30, 2003, the present value of our future asset retirement obligation ("ARO") was approximately $65 million, primarily related to our investment in Houston Exploration. The cumulative effect of SFAS 143 and the change in accounting principle was a benefit to net income of $0.2 million, after-tax. KeySpan's largest asset base is its gas transmission and distribution system. A legal obligation exists due to certain safety requirements at final abandonment. In addition, a legal obligation may be construed to exist with respect to KeySpan's liquefied natural gas ("LNG") storage tanks due to clean up responsibilities upon cessation of use. However, mass assets such as storage, transmission and distribution assets are believed to operate in perpetuity and, therefore, have indeterminate cash flow estimates. Since that exposure is in perpetuity and cannot be measured, no liability will be recorded pursuant to SFAS 143. KeySpan's ARO will be re-evaluated in future periods until sufficient information exists to determine a reasonable estimate of fair value.

KeySpan recovers certain asset retirement costs through rates charged to customers as a portion of depreciation expense. When depreciable properties are retired, the original cost plus cost of removal less salvage, is charged to accumulated depreciation. As of September 30, 2003, KeySpan had costs recovered in excess of costs incurred totaling $458 million.

In January 2003, the FASB issued FASB Interpretation No. 46 "FIN 46," "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the original provisions of FIN 46 were to be applied for the first interim or annual period beginning after June 15, 2003. However, in October 2003, the FASB delayed implementation of FIN 46 until the fourth quarter of 2003. We currently have an arrangement with a variable interest entity through which we lease a portion of the Ravenswood facility. (See Note 9 "Variable Interest Entity" for a detailed description of this leasing arrangement).

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain instruments embedded in other contracts and for hedging activities under Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement: (i) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative; (ii) clarifies when a derivative contains a financing component;
(iii) amends the definition of an underlying; and (iv) amends certain other existing pronouncements. The implementation of this Statement will not have a significant impact on our results of operations, financial condition or cash flows since our derivative instruments that meet the definition of a derivative and qualify for hedge accounting treatment will continue to do so.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or an asset in some circumstances) when there is an obligation to redeem the issuer's shares and either requires or may require satisfaction of the obligation by transferring assets, or satisfy the obligation by issuing additional equity shares subject to certain criteria. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The implementation of this Statement did not have an impact on our results of operations, financial condition or cash flows.

In July 2003, the Financial Accounting Standards Board ("FASB") concluded its discussions on Emerging Issues Task Force ("EITF") 03-11 "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 Accounting for Derivative Instruments and Hedging Activities and Not Held for Trading Purposes as Defined in EITF Issue No. 02-3 Issues Involved in Accounting for Derivative Contracts held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." The Task Force reached a consensus that determining whether realized gains or losses on physically settled derivative contracts not "held for trading purposes" should be reported in the income statement on a gross or net basis is a matter of judgment that depends on the relevant facts and circumstances. KeySpan reports realized gains or losses on its derivative instruments that hedge the cash flow variability associated with the forecasted sales of natural gas and electricity in its reported revenues at time of their settlement. Realized gains or losses on derivative instruments that hedge the cash flow variability associated with the forecasted purchase of natural gas or fuel oil are reported in operating expense. While we will continue to evaluate the provisions of EITF 03-11, we believe that this EITF will not have a significant impact on our results of operations, financial condition or cash flows.

8. FINANCIAL GUARANTEES AND CONTINGENCIES

Environmental Matters

New York Sites. We have identified 28 manufactured gas plant ("MGP") sites and related facilities in New York State that were historically owned or operated by KeySpan subsidiaries or such companies' predecessors. Twenty seven of these former sites, some of which are no longer owned by KeySpan, were associated with the regulated gas businesses, and have been identified to the Department of Environmental Conservation ("DEC") for inclusion on appropriate site inventories and for listing with the New York Public Service Commission ("NYPSC"). The remaining former MGP site was acquired when the Ravenswood facility was purchased from Consolidated Edison Company of New York Inc. ("Consolidated Edison"). Fourteen sites are currently the subjects of Administrative Orders on Consent ("ACOs") or Voluntary Clean-Up Agreements ("VCAs") with the DEC.

We presently estimate the remaining environmental cleanup costs related to our New York MGP sites will be $124.6 million, which amount has been accrued as a reasonable estimate of probable cost for known sites. Expenditures incurred to date with respect to these MGP-related sites total $67.2 million. The KEDNY and KEDLI rate plans generally provide for the recovery of MGP related investigation and remediation costs as costs are incurred. A regulatory asset of $142.6 million for the New York/Long Island MGP sites is reflected at September 30, 2003. In accordance with NYPSC policy, KeySpan records a reduction to regulatory liabilities as costs are incurred for environmental clean-up activities. At September 30, 2003, these previously deferred ratepayer benefits totaled $42.8 million. In October 2003, KEDNY and KEDLI filed a joint petition with the NYPSC seeking rate treatment for additional environmental costs that may be incurred in the future. KeySpan is also responsible for environmental obligations associated with the Ravenswood electric generating facility. Our obligations do not include those arising from disposal of waste at off-site locations prior to our acquisition of the Ravenswood facility, or any from Consolidated Edison's post-closing conduct associated with its transmission facilities at the site. Based on information currently available, a liability of $3.5 million has been accrued. Expenditures incurred to date with respect to these environmental obligations total $1.4 million.

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

We may have or share responsibility under applicable environmental laws for the remediation of 10 MGP sites and related facilities associated with the historical operations of EnergyNorth Natural Gas, Inc. ("EnergyNorth"). EnergyNorth has received notice of its potential responsibility for contamination at two former MGP sites and, together with other potentially responsible parties, has received notice of potential responsibility for contamination associated with four other sites.

We presently estimate the remaining cost of all the New England MGP-related environmental cleanup activities will be $45.2 million, which amount has been accrued as a reasonable estimate of probable cost for known sites. Expenditures incurred since our acquisition of Eastern Enterprises on November 8, 2000 with respect to these MGP-related activities total $18.8 million.

The Massachusetts Department of Telecommunications and Energy ("DTE") and the New Hampshire Public Utilities Commission ("NHPUC") have issued rate orders that provide for the recovery of site investigation and remediation costs in rates charged to gas distribution customers. Accordingly, a regulatory asset of $54.3 million for the KEDNE MGP sites is reflected at September 30, 2003. Colonial Gas Company and Essex Gas Company are not subject to the provisions of SFAS 71 "Accounting for the Effects of Certain Types of Regulation" and therefore have recorded no regulatory asset. However, rate plans in effect for these subsidiaries provide for the recovery of investigation and remediation costs.

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

We presently estimate the remaining cost of our environmental cleanup activities for the three non-utility sites will be approximately $37.8 million, which amount has been accrued as a reasonable estimate of probable costs for known sites. Expenditures incurred since November 8, 2000, with respect to these sites total $5.1 million.

We believe that in the aggregate, the accrued liability for investigation and remediation of sites and related facilities identified above are reasonable estimates of likely cost within a range of reasonable, foreseeable costs. We continually evaluate our recorded liability for clean-up activities and as circumstances arise we may revise our reserves accordingly. We may be required to investigate and, if necessary, remediate each of these, or other currently unknown former sites and related facility sites, the cost of which is not presently determinable but may be material to our financial position, results of operations or liquidity. Remediation costs for each site may be materially higher than noted, depending upon remediation experience, selected end use for each site, and actual environmental conditions encountered.

See KeySpan's  Annual  Report on Form 10-K for the year ended  December 31, 2002
Note 7 to those Consolidated Financial Statements "Contractual Obligations and Contingencies" for further information on environmental matters.

Legal Matters

From time to time we are subject to various legal proceedings arising out of the ordinary course of our business. Except as described below, or in KeySpan's Annual Report on Form 10-K for the year ended December 31, 2002, KeySpan's Quarterly Reports on Form 10-Q for the periods ended March 31, 2003 and June 30, 2003 and KeySpan's Current Report on Form 8-K dated October 15, 2003, we do not consider any of such proceedings to be material to our business or likely to result in a material adverse effect on our results of operations, financial condition or cash flows.

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

KeySpan and certain of its officers and directors are defendants in a number of class action lawsuits filed in the United States District Court for the Eastern District of New York after the July 17th announcement. These lawsuits allege, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), in connection with disclosures relating to or following the acquisition of the Roy Kay companies and the announcement of the agreement to acquire Eastern Enterprises and EnergyNorth, Inc. In October 2001, a shareholder's derivative action was commenced in the same court against certain officers and directors of KeySpan, alleging, among other things, breaches of fiduciary duty, violations of the New York Business Corporation Law and violations of Section 20(a) of the Exchange Act. In addition, a second derivative action has been commenced asserting similar allegations. Each of the proceedings seek monetary damages in an unspecified amount. On March 18, 2003, the court granted our motion to dismiss the class action complaint. The court's order dismissed certain class allegations with prejudice, but provided the plaintiffs a final opportunity to file an amended complaint concerning the remaining allegations. In April 2003, the plaintiff filed an amended complaint and in July the court denied our motion to dismiss this amended complaint. KeySpan intends to vigorously defend each of these proceedings. However, we are unable to predict the outcome of these proceedings or what effect, if any, such outcome will have on our financial condition, results of operations or cash flows.

KeySpan subsidiaries, along with several other parties, have been named as defendants in numerous proceedings filed by plaintiffs claiming various degrees of injury from asbestos exposure at generating facilities formerly owned by Long Island Lighting Company and others. As previously disclosed, in March 2003, a jury rendered a verdict against our subsidiary, KeySpan Generation LLC ("KeySpan Generation"), and other defendants in the amount of $47 million in a proceeding filed by a plaintiff claiming injury from asbestos exposure at generating facilities formerly owned by the Long Island Lighting Company ("LILCO") and others. In October 2003, KeySpan Generation agreed to pay $400,000 to resolve this matter and a stipulation discontinuing this lawsuit has been filed with the court.

In connection with the May 1998 transaction with LIPA, costs incurred by KeySpan for liabilities for asbestos exposure arising from the activities of the generating facilities previously owned by LILCO, including the facility involved in the case referred to above, are recoverable from LIPA through the Power Supply Agreement between LIPA and KeySpan.

KeySpan is unable to determine the outcome of the other outstanding asbestos proceedings, but does not believe that such outcomes, if adverse, will have a material effect on its financial condition, results of operation or cash flows. KeySpan believes that its cost recovery rights under the Power Supply Agreement, its indemnification rights against third parties and its insurance coverage (above applicable deductible limits) cover its exposure for asbestos liabilities generally.

In June 2002, Hawkeye Electric, LLC et al. ("Hawkeye") commenced an action in New York State Supreme Court, Suffolk County against KeySpan and certain of its subsidiaries alleging, among other things, that KeySpan and its subsidiaries breached certain contractual obligations to Hawkeye with respect to the provision of certain gas, electric and telecommunications construction services offered by Hawkeye. Hawkeye was seeking damages in excess of $90 million and KeySpan alleged a number of counterclaims seeking damages in excess of $4 million. In June 2003, the parties entered into an agreement settling this matter and a stipulation discontinuing the lawsuit, with prejudice, has been filed with the court. The settlement will not have a material adverse effect on the financial condition, results of operations or cash flows of KeySpan. Under the terms of the settlement, which was modified in September 2003, (i) certain obligations between the parties have been modified and clarified, (ii) certain contracts were awarded to Hawkeye, (iii) certain credit and bonding support made available by KeySpan to Hawkeye will be curtailed and ultimately terminated and
(iv) in addition to a short-term bridge loan of $21 million in June 2003, KeySpan will provide a fully secured, interest bearing loan of up to $55 million in the aggregate, to finance a power plant that has been constructed by a Hawkeye affiliate. In October 2003, KeySpan and Hawkeye closed on the $55 million long-term loan and the $21 million short-term bridge loan was paid in full.

Financial Guarantees

KeySpan has issued financial guarantees in the normal course of business, primarily on behalf of its subsidiaries, to various third party creditors. At September 30, 2003, the following amounts would have to be paid by KeySpan in the event of non-payment by the primary obligor at the time payment is due:

----------------------------------------------------------------------------------------------------------
                                                                          Amount of       Expiration
Nature of Guarantee (In Thousands of Dollars)                              Exposure         Dates
----------------------------------------------------------------------------------------------------------
Medium-Term Notes - KEDLI                                    (i)        $   525,000       2008-2010
Master Lease  - Ravenswood                                   (ii)           425,000         2004
Surety Bonds                                                 (iii)          250,068       Revolving
Commodity Guarantees and Other                               (iv)            73,842         2005
Letters of Credit                                            (v)             64,822         2003
----------------------------------------------------------------------------------------------------------

Surety Bonds                                                 (vi)            11,540       Revolving
Third Party Line of Credit                                   (vi)            25,000         2004
----------------------------------------------------------------------------------------------------------
                                                                        $ 1,375,272
----------------------------------------------------------------------------------------------------------

The following is a description of KeySpan's outstanding guarantees of the obligations of its subsidiaries:

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

(iv) KeySpan has guaranteed commodity-related payments for subsidiaries within the Energy Services segment, as well as KeySpan Ravenswood, LLC. These guarantees are provided to third parties to facilitate physical and financial transactions involved in the purchase of natural gas, oil and other petroleum products for electric production and marketing activities. The guarantees cover actual purchases by these subsidiaries that were still outstanding as of September 30, 2003.

(v) KeySpan has arranged for stand-by letters of credit to be issued to third parties that have extended credit to certain subsidiaries. Certain vendors require us to post letters of credit to guarantee subsidiary performance under our contracts and to ensure payment of our subsidiary subcontractors and vendors under those contracts. Certain of our vendors also require letters of credit to ensure reimbursement for amounts disbursed on behalf of our subsidiaries, such as to beneficiaries under our self-funded insurance programs. Such letters of credit are generally issued by a bank or similar financial institution. The letters of credit commit the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that we have failed to perform specified actions. If this were to occur, KeySpan would be required to reimburse the issuer of the letter of credit.

     To date, KeySpan has not had a claim made against it for any of the above guarantees and we have no reason to believe that our subsidiaries will default on their current obligations. However, we cannot predict when or if any defaults may take place or the impact such defaults may have on our consolidated results of operations, financial condition or cash flows.

The following is a description of KeySpan's outstanding guarantees of the obligations of non-affiliates:

(vi) At September 30, 2003, KeySpan had agreed to support a line of credit up to $25 million on behalf of Hawkeye, a non-affiliated company. In addition, KeySpan had also guaranteed certain performance bonds of Hawkeye. To date, we have not had a claim made against either the guarantee associated with the line of credit or the performance bonds. In June 2003, KeySpan and Hawkeye settled an outstanding legal proceeding. In connection with the settlement discussed previously, our obligation to guarantee the line of credit has been terminated. Further, we are no longer required to provide support for Hawkeye's surety bonds. (See Legal Matters above for a summary of the settlement)

9. VARIABLE INTEREST ENTITY

KeySpan has an arrangement with a variable interest entity through which we lease a portion of the Ravenswood facility. We acquired the Ravenswood facility, in part, through the variable interest entity from Consolidated Edison in June 1999 for approximately $597 million. In order to reduce the initial cash requirements, we entered into the Master Lease with a variable interest, unaffiliated financing entity that acquired a portion of the facility, three steam generating units, directly from Consolidated Edison and leased it to our subsidiary. The variable interest unaffiliated financing entity acquired the property for $425 million, financed with debt of $412.3 million (97% of capitalization) and equity of $12.7 million (3% of capitalization). KeySpan has no ownership interests in the steam units or in the variable interest entity.

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

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires KeySpan, based upon its current status as the primary beneficiary, to consolidate this variable interest entity. It also requires that assets, liabilities and non-controlling interests of the variable interest entity be consolidated at fair value, except to the extent that to do so would result in a gain to KeySpan. KeySpan believes that the fair market value of the Ravenswood facility exceeds the fair market value of the lease obligation. In accordance with a recent FASB announcement, implementation of FIN 46 is now scheduled for the fourth quarter of 2003.

Prospectively, KeySpan will have a $425 million asset that will be amortized over the economic life of the leased property. However, upon implementation, there will be a cumulative catch-up adjustment for a change in accounting policy as if the asset had been owned from inception, or June 20, 1999. At December 31, 2003, KeySpan will be deemed to have owned and depreciated the asset from inception, or for approximately 4.5 years. Therefore, assuming a 35-year economic life, it is anticipated that an after-tax charge of $34 million, or $0.22 per share, will be recorded as a change in accounting principle on the Consolidated Statement of Income. Upon implementation of FIN 46, therefore, we anticipate recording an asset of approximately $362 million and debt of $412.3 million.

If the subsidiary that leases the Ravenswood facility is not able to fulfill its payment obligation with respect to the Master Lease, then the maximum amount KeySpan would be exposed to under its current guarantees would be $425 million plus the present value of the remaining lease payments through June 20, 2009.

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

During 2002, KeySpan announced its intention to record stock options as a compensation expense beginning with those options granted in 2003. In 2003, KeySpan and Houston Exploration adopted the prospective method of transition in accordance with SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." Accordingly, compensation expense has been recognized by employing the fair value recognition provisions of SFAS 123 "Accounting for Stock-Based Compensation" for grants awarded after January 1, 2003.

KeySpan and Houston Exploration continue to apply APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for grants awarded prior to January 1, 2003. Accordingly, no compensation cost has been recognized for these fixed stock option plans in the Consolidated Financial Statements since the exercise prices and market values were equal on the grant dates. Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under the plans consistent with SFAS 123, our net income and earnings per share would have decreased to the pro-forma amounts indicated below:

------------------------------------------------------------------------------------------------------------------------------------
                                                                        Three Months Ended                    Nine Months Ended
                                                                           September 30,                        September 30,
(In Thousands of Dollars, Except Per Share Amounts)                   2003              2002               2003               2002
------------------------------------------------------------------------------------------------------------------------------------
Earnings available for common stock:                                $ 11,124          $ 3,629          $ 245,529          $ 224,818
As reported
     Add: recorded stock-based compensation expense, net of tax          868               78              3,132                144
     Deduct: total stock-based compensation expense, net of tax       (2,707)          (1,887)            (9,043)            (5,661)
------------------------------------------------------------------------------------------------------------------------------------
Pro-forma earnings                                                  $  9,285          $ 1,820          $ 239,618          $ 219,301
------------------------------------------------------------------------------------------------------------------------------------
Earnings per share:
     Basic - as reported                                            $   0.07          $  0.03          $    1.56          $    1.60
     Basic - pro-forma                                              $   0.06          $  0.01          $    1.52          $    1.56

     Diluted - as reported                                          $   0.07          $  0.02          $    1.55          $    1.58
     Diluted - pro-forma                                            $   0.06          $  0.01          $    1.51          $    1.55
------------------------------------------------------------------------------------------------------------------------------------

11. KEYSPAN GAS EAST CORPORATION SUMMARY FINANCIAL INFORMATION

KEDLI is a wholly owned subsidiary of KeySpan. KEDLI was formed on May 7, 1998 and on May 28, 1998, acquired substantially all of the assets related to the gas distribution business of LILCO. KEDLI established a program for the issuance, from time to time, of up to $600 million aggregate principal amount of Medium-Term Notes, which are fully and unconditionally guaranteed by KeySpan Corporation. On February 1, 2000, KEDLI issued $400 million of 7.875% Medium-Term Notes due 2010. In January 2001, KEDLI issued an additional $125 million of Medium-Term Notes at 6.9% due January 2008. The following condensed financial statements are required to be disclosed by SEC regulations and set forth those of KEDLI, KeySpan Corporation as guarantor of the Medium-Term Notes and our other subsidiaries on a combined basis. The September 30, 2002 disclosures have been revised to separately present our other subsidiaries.

---------------------------------------------------------------------------------------------------------------------------------
                            Statement of Income
---------------------------------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended September 30, 2003
(In Thousands of Dollars)                   Guarantor         KEDLI           Other Subsidiaries      Eliminations   Consolidated
---------------------------------------------------------------------------------------------------------------------------------
Revenues                                     $     185      $  99,170             $ 1,032,644        $    (185)      $ 1,131,814
Operating Expenses
  Purchased gas                                      -         37,038                 136,078                -           173,116
  Fuel and purchased power                           -              -                 132,649                -           132,649
  Operations and maintenance                     6,742         33,457                 467,182                -           507,381
  Intercompany expense                           5,142            310                    (310)          (5,142)                -
  Depreciation and amortization                    (13)        13,519                 122,150                -           135,656
  Operating taxes                                1,824         16,557                  73,409                -            91,790
                                      -------------------------------------------------------------------------------------------
Total Operating Expenses                        13,695        100,881                 931,158           (5,142)        1,040,592

Income from Equity Investments                       -              -                   2,727                -             2,727
                                      -------------------------------------------------------------------------------------------
Operating Income (Loss)                        (13,510)        (1,711)                104,213            4,957            93,949

Interest charges                               (54,233)       (15,661)                (54,205)          45,733           (78,366)
Other income and (deductions)                   67,923         16,812                 (11,939)         (68,391)            4,405
                                      -------------------------------------------------------------------------------------------
Total Other Income and (Deductions)             13,690          1,151                 (66,144)         (22,658)          (73,961)

Income (Loss) Before Income Taxes                  180           (560)                 38,069          (17,701)           19,988

Income Taxes (Benefit)                         (12,574)         1,223                  18,754                -             7,403

                                      -------------------------------------------------------------------------------------------
Net Income (Loss)                            $  12,754      $  (1,783)            $    19,315        $ (17,701)      $    12,585
                                      ===========================================================================================
---------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                            Statement of Income
------------------------------------------------------------------------------------------------------------------------------------
                                                                     Three Months Ended September 30, 2002
(In Thousands of Dollars)                       Guarantor         KEDLI           Other Subsidiaries    Eliminations    Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                         $   129       $  79,717              $ 998,485          $   (129)      $ 1,078,202
Operating Expenses
  Purchased gas                                        -          35,949                 98,904                 -           134,853
  Fuel and purchased power                             -               -                144,259                 -           144,259
  Operations and maintenance                        (226)         12,447                475,072                 -           487,293
  Intercompany expense                             1,343          19,008                (20,127)             (224)                -
  Depreciation and amortization                      (20)         11,949                115,372                 -           127,301
  Operating taxes                                     (1)         17,534                 71,570                              89,103
                                           -----------------------------------------------------------------------------------------
Total Operating Expenses                           1,096          96,887                885,050              (224)          982,809

Income from Equity Investment                         18               -                  2,281                 -             2,299
                                           -----------------------------------------------------------------------------------------
Operating Income (Loss)                             (949)        (17,170)               115,716                95            97,692

Interest charges                                 (54,116)        (15,073)               (80,057)           69,309           (79,937)
Other income and (deductions)                     55,417           1,765                 12,079           (78,163)           (8,902)
                                           -----------------------------------------------------------------------------------------
Total Other Income and (Deductions)                1,301         (13,308)               (67,978)           (8,854)          (88,839)

Income (Loss) Before Income Taxes                    352         (30,478)                47,738            (8,759)            8,853

Income Taxes (Benefit)                            (4,612)        (11,577)                20,078                 -             3,889
                                           -----------------------------------------------------------------------------------------
Earnings from Continuing Operations              $ 4,964       $ (18,901)             $  27,660          $ (8,759)      $     4,964

Discontinued Operations                                -               -                      -                 -
                                           -----------------------------------------------------------------------------------------
Net Income (Loss)                                $ 4,964       $ (18,901)             $  27,660          $ (8,759)      $     4,964
                                           =========================================================================================
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                            Statement of Income
------------------------------------------------------------------------------------------------------------------------------------
                                                                            Nine Months Ended September 30, 2003
(In Thousands of Dollars)                                 Guarantor      KEDLI       Other Subsidiaries  Eliminations   Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                                 $     362     $ 754,855      $   4,297,636     $     (362)    $  5,052,491
Operating Expenses
  Purchased gas                                                  -       414,658          1,378,923              -        1,793,581
  Fuel and purchased power                                       -             -            332,647              -          332,647
  Operations and maintenance                                 8,577       104,437          1,402,192              -        1,515,206
  Intercompany expense                                       5,207         2,227             (2,227)        (5,207)               -
  Depreciation and amortization                                (53)       58,503            364,467              -          422,917
  Operating taxes                                                -        57,516            254,238              -          311,754
                                                      ------------------------------------------------------------------------------
Total Operating Expenses                                    13,731       637,341          3,730,240         (5,207)       4,376,105

Income from Equity Investment                                  108             -             12,378              -           12,486
                                                      ------------------------------------------------------------------------------
Operating Income (Loss)                                    (13,261)      117,514            579,774          4,845          688,872

Interest charges                                          (154,113)      (46,771)          (163,224)       137,605         (226,503)
Other income and (deductions)                              395,934         7,786            (53,383)      (397,254)         (46,917)
                                                      ------------------------------------------------------------------------------
Total Other Income and (Deductions)                        241,821       (38,985)          (216,607)      (259,649)        (273,420)

Income (Loss) Before Income Taxes                          228,560        78,529            363,167       (254,804)         415,452

Income Taxes (Benefit)                                     (21,521)       30,756            156,479              -          165,714
                                                      ------------------------------------------------------------------------------
Earnings before Change in Accounting Principle             250,081        47,773            206,688       (254,804)         249,738

Cumulative Effect of Change in Accounting Principle              -             -                174              -              174
                                                      ------------------------------------------------------------------------------
Net Income (Loss)                                        $ 250,081     $  47,773      $     206,862     $ (254,804)    $    249,912
                                                      ==============================================================================
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                      Statement of Income
------------------------------------------------------------------------------------------------------------------------------------
                                                                    Nine Months Ended September 30, 2002
(In Thousands of Dollars)                      Guarantor          KEDLI          Other Subsidiaries     Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Revenues                                      $     363        $ 536,601            $ 3,633,379       $     (363)      $ 4,169,980
Operating Expenses
  Purchased gas                                       -          241,389                792,764                -         1,034,153
  Fuel and purchased power                            -                -                326,327                -           326,327
  Operations and maintenance                      2,802           37,514              1,497,757                -         1,538,073
  Intercompany expense                            1,482           57,250                (58,369)            (363)                -
  Depreciation and amortization                     (23)          47,530                333,251                -           380,758
  Operating taxes                                     -           62,228                220,435                -           282,663
                                       --------------------------------------------------------------------------------------------
Total Operating Expenses                          4,261          445,911              3,112,165             (363)        3,561,974

Income from Equity Investments                       52                -                  9,661                              9,713
                                       --------------------------------------------------------------------------------------------
Operating Income (Loss)                          (3,846)          90,690                530,875                -           617,719

Interest charges                               (148,878)         (46,175)              (216,481)         188,940          (222,594)
Other income and (deductions)                   371,281            6,860                 39,567         (418,485)             (777)
                                       --------------------------------------------------------------------------------------------
Total Other Income and (Deductions)             222,403          (39,315)              (176,914)        (229,545)         (223,371)

Income (Loss) Before Income Taxes               218,557           51,375                353,961         (229,545)          394,348

Income Taxes (Benefit)                          (10,548)          22,783                133,346                -           145,581

                                       --------------------------------------------------------------------------------------------
Earnings from Continuing Operations             229,105           28,592                220,615         (229,545)          248,767
Discontinued Operations                               -                                 (19,662)                           (19,662)
                                       --------------------------------------------------------------------------------------------
Net Income (Loss)                             $ 229,105        $  28,592            $   200,953       $ (229,545)      $   229,105
                                       ============================================================================================
-----------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------
Balance Sheet
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 September 30, 2003
                                               Guarantor            KEDLI       Other Subsidiaries     Eliminations     Consolidated
                                         -------------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash & temporary cash investments          $    21,548       $     3,039       $     93,464       $          -      $    118,051
   Accounts receivable, net                        34,300           141,246            982,236                  -         1,157,782
   Other current assets                             3,880           138,104            589,777                  -           731,761
                                         -------------------------------------------------------------------------------------------
                                                   59,728           282,389          1,665,477                  -         2,007,594
                                         -------------------------------------------------------------------------------------------

Investments and Other                           3,981,367             2,542            221,121         (3,912,443)          292,587
                                         -------------------------------------------------------------------------------------------
Property
   Gas                                                  -         1,852,102          4,545,604                            6,397,706
   Other                                                -                 -          5,345,573                            5,345,573
   Accumulated depreciation and depletion               -          (346,869)        (3,703,508)                          (4,050,377)
                                         -------------------------------------------------------------------------------------------
                                                        -         1,505,233          6,187,669                  -         7,692,902
                                         -------------------------------------------------------------------------------------------

Intercompany Accounts Receivable                3,753,148                 -         (3,753,148)                                   -

Deferred Charges                                  325,297           184,347          6,939,954         (4,442,633)        3,006,965

                                         -------------------------------------------------------------------------------------------
Total Assets                                  $ 8,119,540       $ 1,974,511       $ 11,261,073       $ (8,355,076)     $ 13,000,048
                                         ===========================================================================================

LIABILITIES AND CAPITALIZATION
Current Liabilities
   Accounts payable                           $    67,610       $    62,503          $ 762,932                         $    893,045
   Commercial paper                               644,400                 -                  -                              644,400
   Other current liabilities                      263,667            85,066             13,378                              362,111
                                         -------------------------------------------------------------------------------------------
                                                  975,677           147,569            776,310                  -         1,899,556
                                         -------------------------------------------------------------------------------------------
Intercompany Accounts Payable                           -           172,501          2,138,748         (2,311,249)                -
                                         -------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
Deferred income tax                               (44,539)          177,952            842,945                              976,358
Other deferred credits and liabilities            480,288            80,724            501,209                            1,062,221
                                         -------------------------------------------------------------------------------------------
                                                  435,749           258,676          1,344,154                  -         2,038,579
                                         -------------------------------------------------------------------------------------------
Capitalization
Common shareholders' equity                     3,575,954           694,861          3,214,914         (3,912,443)        3,573,286
Preferred stock                                    83,697                 -                  -                  -            83,697
Long-term debt                                  3,048,463           700,904          3,309,440         (2,131,384)        4,927,423
                                         -------------------------------------------------------------------------------------------
Total Capitalization                            6,708,114         1,395,765          6,524,354         (6,043,827)        8,584,406
                                         -------------------------------------------------------------------------------------------
Minority Interest in Subsidiary Companies               -                 -            477,507                  -           477,507
                                         -------------------------------------------------------------------------------------------
Total Liabilities & Capitalization            $ 8,119,540       $ 1,974,511       $ 11,261,073       $ (8,355,076)     $ 13,000,048
                                         ===========================================================================================
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Balance Sheet
------------------------------------------------------------------------------------------------------------------------------------
                                                                                December 31, 2002
                                                Guarantor          KEDLI        Other Subsidiaries    Eliminations      Consolidated
                                         -------------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash & temporary cash investments           $    88,308     $     6,472       $     75,837       $          -       $    170,617
   Accounts receivable, net                         23,982         208,512          1,299,559                  -          1,532,053
   Other current assets                              1,757          79,206            423,596                  -            504,559
                                         -------------------------------------------------------------------------------------------
                                                   114,047         294,190          1,798,992                  -          2,207,229
                                         -------------------------------------------------------------------------------------------

Investments and Other                            3,797,964           2,717            201,675         (3,736,379)           265,977
                                         -------------------------------------------------------------------------------------------
Property
   Gas                                                   -       1,771,780          4,352,501                  -          6,124,281
   Other                                                 -               -          4,807,724                  -          4,807,724
   Accumulated depreciation and depletion                -        (322,236)        (3,392,169)                 -         (3,714,405)
                                         -------------------------------------------------------------------------------------------
                                                         -       1,449,544          5,768,056                  -          7,217,600
                                         -------------------------------------------------------------------------------------------

Intercompany Accounts Receivable                 3,619,515               -            712,394         (4,331,909)                 -

Deferred Charges                                   339,443         192,652          2,391,405                  -          2,923,500

                                         -------------------------------------------------------------------------------------------
Total Assets                                   $ 7,870,969     $ 1,939,103       $ 10,872,522       $ (8,068,288)      $ 12,614,306
                                         ===========================================================================================

LIABILITIES AND CAPITALIZATION
Current Liabilities
   Accounts payable                            $   132,966     $    68,772       $    859,911       $          -       $  1,061,649
   Commercial paper                                915,697               -                  -                  -            915,697
   Other current liabilities                       107,605         104,975             30,302                  -            242,882
                                         -------------------------------------------------------------------------------------------
                                                 1,156,268         173,747            890,213                  -          2,220,228
                                         -------------------------------------------------------------------------------------------
Intercompany Accounts Payable                            -         178,843          2,071,682         (2,250,525)                 -
                                         -------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
Deferred income tax                                (43,110)        139,715            780,408                  -            877,013
Other deferred credits and liabilities             481,964          98,805            453,353                  -          1,034,122
                                         -------------------------------------------------------------------------------------------
                                                   438,854         238,520          1,233,761                  -          1,911,135
                                         -------------------------------------------------------------------------------------------
Capitalization
Common shareholders' equity                      2,983,214         647,089          3,050,668         (3,736,379)         2,944,592
Preferred stock                                     83,849               -                  -                  -             83,849
Long-term debt                                   3,208,784         700,904          3,395,777         (2,081,384)         5,224,081
                                         -------------------------------------------------------------------------------------------
Total Capitalization                             6,275,847       1,347,993          6,446,445         (5,817,763)         8,252,522
                                         -------------------------------------------------------------------------------------------
Minority Interest in Subsidiary Companies                -               -            230,421                  -            230,421
                                         -------------------------------------------------------------------------------------------
Total Liabilities & Capitalization             $ 7,870,969     $ 1,939,103       $ 10,872,522       $ (8,068,288)      $ 12,614,306
                                         ===========================================================================================
------------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
Statement of Cash Flows
---------------------------------------------------------------------------------------------------------------------------------
                                                                                  Nine Months Ended September 30, 2003
                                                               ------------------------------------------------------------------
                                                                     Guarantor        KEDLI       Other Subsidiaries  Consolidated
                                                               ------------------------------------------------------------------
Operating Activities
Net Cash Provided by Operating Activities                           $  55,555       $ 85,143          $ 596,365        $ 737,063
                                                               ------------------------------------------------------------------
Investing Activities
   Capital expenditures                                                     -        (82,233)          (637,984)        (720,217)
  Other investments                                                         -              -            (50,500)         (50,500)
   Proceeds from the sale of investments and property                  79,200              -            133,327          212,527
                                                               ------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities                    79,200        (82,233)          (555,157)        (558,190)
                                                               ------------------------------------------------------------------
Financing Activities
   Treasury stock issued                                               76,984              -                  -           76,984
   Equity issuance                                                    473,573              -                  -          473,573
   Redemption of promissory notes                                    (447,005)             -                  -         (447,005)
   Payment of debt and preferred stock, net                            28,703              -           (168,324)        (139,621)
   Common and preferred stock dividends paid                         (208,178)             -                  -         (208,178)
   Other                                                               17,240              -             (4,432)          12,808
   Net intercompany accounts                                         (142,833)        (6,342)           149,175                -
                                                                                                                               -
                                                               ------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities                  (201,516)        (6,342)           (23,581)        (231,439)
                                                               ------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                $ (66,761)      $ (3,432)         $  17,627        $ (52,566)
Cash and Cash Equivalents at Beginning of Period                       88,308          6,472             75,837          170,617
                                                               ------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                          $  21,547       $  3,040          $  93,464        $ 118,051
                                                               ==================================================================
---------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Statement of Cash Flows
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      Nine Months Ended September 30, 2002
                                                             ----------------------------------------------------------------------
                                                                    Guarantor          KEDLI       Other Subsidiaries   Consolidated
                                                             ----------------------------------------------------------------------
Operating Activities
Net Cash Provided by (Used in) Operating Activities                $ (294,829)      $ 180,694         $ 869,456          $ 755,321
                                                             ----------------------------------------------------------------------
Investing Activities
   Capital expenditures                                                     -        (101,844)         (713,311)          (815,155)
   Proceeds from sale of investments                                        -               -           173,935            173,935
                                                             ----------------------------------------------------------------------
Net Cash Used in Investing Activities                                       -        (101,844)         (539,376)          (641,220)
                                                             ----------------------------------------------------------------------
Financing Activities
   Treasury stock issued                                               67,308                                 -             67,308
   Payment of debt, net                                               (59,222)                          (35,378)           (94,600)
   Common and preferred stock dividends paid                         (192,144)                                -           (192,144)
   Other                                                                 (244)                              253                  9
   Net intercompany accounts                                          542,945         (78,850)         (464,095)                 -

                                                             ----------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities                   358,643         (78,850)         (499,220)          (219,427)
                                                             ----------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                 $ 63,814             $ -        $ (169,140)        $ (105,326)
Cash and Cash Equivalents at Beginning of Period                            -               -           159,252            159,252
                                                             ----------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                           $ 63,814             $ -          $ (9,888)          $ 53,926
                                                             ======================================================================
-----------------------------------------------------------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Review of Results
------------------------------

The following is a summary of transactions affecting comparative earnings and a discussion of material changes in revenues and expenses during the three and nine months ended September 30, 2003, compared to the three and nine months ended September 30, 2002. Capitalized terms used in the following discussion, but not otherwise defined, have the same meaning as when used in the Notes to the Consolidated Financial Statements included under Item 1. References to "KeySpan", "we," "us," and "our" mean KeySpan Corporation, together with its consolidated subsidiaries.

Operating income by segment, as well as consolidated earnings available for common stock is set forth in the following table for the periods indicated.

---------------------------------------------------------------------------------------------------------------------------------
(In Thousands of Dollars, Except per Share)
---------------------------------------------------------------------------------------------------------------------------------
                                                               Three Months Ended                          Nine Months Ended
                                                                  September 30,                              September 30,
                                                            2003                 2002                  2003               2002
---------------------------------------------------------------------------------------------------------------------------------
Gas Distribution                                         $ (39,108)         $ (39,565)             $ 357,445           $ 321,551
Electric Services                                          100,254            106,611                191,404             227,613
Energy Services                                            (13,627)            (4,834)               (32,647)            (25,056)
Energy Investments                                          59,004             36,880                183,940              90,714
Eliminations and other                                     (12,574)            (1,400)               (11,270)              2,897
---------------------------------------------------------------------------------------------------------------------------------
Operating Income                                            93,949             97,692                688,872             617,719
Other Income and (Deductions)                              (73,961)           (88,839)              (273,420)           (223,371)
Income taxes                                                 7,403              3,889                165,714             145,581
---------------------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations                           12,585              4,964                249,738             248,767
Cumulative effect of a change
   in accounting principle                                       -                  -                    174                   -
Discontinued operations                                          -                  -                      -             (19,662)
---------------------------------------------------------------------------------------------------------------------------------
Net Income                                                  12,585              4,964                249,912             229,105
Preferred stock dividend requirements                        1,461              1,335                  4,383               4,287
---------------------------------------------------------------------------------------------------------------------------------
Earnings for Common Stock                                $  11,124          $   3,629              $ 245,529           $ 224,818
---------------------------------------------------------------------------------------------------------------------------------
Basic Earnings per Share
   Income from continuing operations                     $    0.07          $    0.03              $    1.56           $    1.74
   Change in accounting principle                                -                  -                      -                   -
   Discontinued operations                                       -                  -                      -               (0.14)
---------------------------------------------------------------------------------------------------------------------------------
                                                         $    0.07          $    0.03              $    1.56           $    1.60
---------------------------------------------------------------------------------------------------------------------------------

As indicated in the above table, operating income decreased $3.7 million, or 4% for the three months ended September 30, 2003, compared to the same quarter of last year. These results reflect lower operating income from the Energy Services and Electric Services segments, as well as a higher level of overall corporate overhead costs, offset, in part, by higher operating earnings from the Energy Investment segment. The Energy Services group of companies, continue to be adversely impacted by the softness in the construction industry in the northeastern United States. The lower operating income associated with the Electric Services segment reflects lower revenues from KeySpan's service agreements with the Long Island Power Authority ("LIPA"), as well as higher operating costs. The Energy Investment segment benefited from higher earnings associated with gas exploration and production activities as a result of significantly higher realized gas prices.

For the nine months ended September 30, 2003, operating income increased $71.2 million, or 12% compared to the corresponding period of the prior year. This increase in operating income reflects higher earnings from the Energy Investments and Gas Distribution segments, somewhat offset by decreases in earnings from the Electric Services and Energy Services segments, as well as a higher level of overall corporate overhead costs. The Energy Investment segment benefited from higher earnings associated with gas exploration and production activities as a result of significantly higher realized gas prices. The Gas Distribution segment benefited from colder weather during the January through April 2003 heating season compared to the same period last year, as well as from load growth. Lower results from the Electric Services segment are attributable to higher operating costs as a result of increases in plant maintenance expenses and pension and other postretirement costs, as well as lower revenues from our merchant generating facility, due, in part to cooler summer weather. (See the discussion under the caption "Review of Operating Segments" for further details on each segment.)

Included in Other Income and (Deductions) are interest charges of $78.4 million and $226.5 million for the three and nine months ended September 30, 2003, respectively. Comparative interest charges for the third quarter of 2003 are virtually the same compared to the third quarter of 2002. The increase in interest charges of 2% for the nine months ended September 30, 2003, compared to the same period last year, primarily reflects the termination of certain interest-rate derivative swap instruments that were in effect in 2002. (See Note 6 to the Consolidated Financial Statements "Hedging and Derivative Financial Instruments.") For the third quarter of 2003, Other Income and (Deductions) also reflects a $14.0 million pre-tax gain ($8.4 million after-tax or $0.05 per share) for the sale of 550 acres of real property located on Long Island. The amount of the gain is subject to adjustment as we are currently in the process of defining the tax basis of the assets sold. In addition, during the three months ended September 30, 2003, The Houston Exploration Company ("Houston Exploration"), our gas exploration and production subsidiary, recorded severance tax refunds of $6.2 million, as a result of an abatement of severance taxes for certain qualifying wells.

For the nine months ended September 30, 2003, Other Income and (Deductions) also reflects the impact from the monetization of a portion of our Canadian investments, as well as a portion of our ownership interest in Houston Exploration. In June 2003, we sold 39.09% of our interest in KeySpan Canada, a company with natural gas processing plants and gathering facilities in Western Canada. Additionally, we sold our 20% interest in Taylor NGL LP that owns and operates two extraction plants also in Canada. We recorded a pre-tax loss of $30.3 million ($34.1 million after-tax) associated with these sales. (See Note 2 to the Consolidated Financial Statements "Business Segments" for additional information regarding this transaction.) Additionally, in February 2003, we reduced our ownership interest in Houston Exploration from 66% to approximately 56% following the repurchase, by Houston Exploration, of three million shares of common stock owned by KeySpan. We recorded a gain of $19.0 million on this transaction. Income taxes were not provided on this transaction, since the transaction was structured as a return of capital.

In March 2003, we called approximately $447 million of outstanding promissory notes that were issued to LIPA in connection with the KeySpan/Long Island Lighting Company ("LILCO") business combination completed in May 1998. We recorded debt redemption charges of $18.2 million associated with this redemption which is also recorded in Other Income and (Deductions). Further, in June 2003, Houston Exploration incurred costs of $5.9 million to retire $100 million 8.625% Notes due 2008.

Additionally, for the nine months ended September 30, 2003, Other Income and (Deductions) reflects severance tax refunds totaling $19.1 million recorded by Houston Exploration for severance taxes paid in 2002 and earlier periods, as well the sale of the non-utility property, as noted earlier. Finally, Other Income and (Deductions) reflects adjustments for minority interest related to Houston Exploration and KeySpan Canada, as well as carrying charges on certain regulatory assets.

Income tax expense for the three and nine months ended September 30, 2003 and 2002, reflects a number of items impacting comparative earnings. During the third quarter of 2003, we recorded a tax benefit of $9.0 million associated with certain New York City general corporation tax issues. Further, during the nine months ended September 30, 2003, certain costs associated with employee deferred compensation plans were deducted for federal income tax purposes. These costs, however, are not expensed for "book" purposes resulting in a beneficial permanent book-to-tax difference of $6.3 million. In addition, the partial monetization of our Canadian investments resulted in a tax expense of $3.8 million, reflecting certain United States partnership tax rules.

Income tax expense for the nine months ended September 30, 2002 reflects a tax benefit of $6.4 million as a result of the favorable resolution of certain outstanding tax issues related to the KeySpan/LILCO merger. Additionally, during the first quarter of 2002, we recorded an adjustment to deferred income taxes of $177.7 million reflecting a decrease in the tax basis of the assets acquired at the time of the merger. This adjustment was a result of a revised valuation study and the filing of an amended tax return. Concurrent with the deferred tax adjustment, we reduced current income taxes payable by $183.2 million, resulting in a $5.5 million income tax benefit.

Also, it should be noted that pre-tax income in the Consolidated Statement of Income reflects minority interest adjustments, whereas income taxes reflect the full amount of subsidiary taxes. Excluding all of the aforementioned items, income taxes generally reflects the level of pre-tax earnings for all periods.

In January 2002, KeySpan announced that it had entered into an agreement to sell Midland Enterprises LLC ("Midland"), its marine barge business. During the fourth quarter of 2001, in anticipation of this divestiture that closed on July 2, 2002, an estimated loss on the sale of Midland was recorded, as well as an estimate for Midland's results of operations for the first nine months of 2002. In the second quarter of 2002, we recorded an additional after-tax loss of $19.7 million, primarily reflecting a provision for certain city and state taxes that resulted from a change in our tax structuring strategy.

As a result of the above mentioned items, earnings available for common stock for the three months ended September 30, 2003 increased $7.5 million, or $0.04 per share, compared to the same quarter of last year. Earnings available for common stock for the nine months ended September 30, 2003 increased $20.7 million. Earnings per share, however, decreased by $0.04 per share, compared to the same period last year, reflecting the issuance of 13.9 million shares of common stock on January 17, 2003, as well as the re-issuance of shares held in treasury pursuant to dividend reinvestment and employee benefit plans. The increase in average common shares outstanding reduced nine months 2003 earnings per share by $0.18 compared to the corresponding period in 2002. To mitigate the dilutive effect of the equity offering, a portion of outstanding promissory notes that were issued to LIPA were redeemed, as previously mentioned. Interest savings associated with this redemption are estimated to be $15.6 million after-tax, or $0.09 per share, in 2003.

Consistent with our prior earnings guidance, KeySpan earnings for 2003 are forecasted to be approximately $2.45 to $2.60 per share, including the effect of the equity issuance in January 2003 and excluding special items. Earnings from continuing core operations (defined for this purpose as all continuing operations other than exploration and production, less preferred stock dividends) are forecasted to be approximately $2.15 to 2.20 per share, while earnings from exploration and production operations are forecasted to be approximately $0.30 to $0.40 per share. The earnings forecasts may vary significantly during the year due to, among other things, changing economic and energy market conditions, commodity prices and weather, and may vary by operating segment as well.

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

The table below highlights certain significant financial data and operating statistics for the Gas Distribution segment for the periods indicated. Net revenues for 2002 have been restated by $1.8 million and $10.1 million for the three and nine months ended September 30, 2002, respectively to reflect a reclassification of gross receipt taxes from revenue taxes to state income taxes, which is not an Operating Income measure.

---------------------------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended                          Nine Months Ended
                                                                September 30,                             September 30,
(In Thousands of Dollars)                                2003                2002                   2003                 2002
---------------------------------------------------------------------------------------------------------------------------------
Revenues                                              $ 405,777           $ 334,031             $ 2,970,514          $ 2,078,823
Cost of gas                                             173,116             126,944               1,744,732              976,884
Revenue taxes                                            10,191               8,830                  66,077               56,974
---------------------------------------------------------------------------------------------------------------------------------
Net Revenues                                            222,470             198,257               1,159,705            1,044,965
---------------------------------------------------------------------------------------------------------------------------------
Operating Expenses
   Operations and maintenance                           163,372             147,023                 492,586              445,330
   Depreciation and amortization                         59,996              56,174                 197,005              177,312
   Operating taxes                                       38,210              34,625                 112,669              100,772
---------------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                261,578             237,822                 802,260              723,414
---------------------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                               $ (39,108)          $ (39,565)              $ 357,445            $ 321,551
---------------------------------------------------------------------------------------------------------------------------------
Firm gas sales and transportation (MDTH)                 26,668              25,768                 238,382              190,264
Transportation - Electric Generation (MDTH)              15,567              27,709                  29,715               54,250
Other Sales (MDTH)                                       35,157              51,949                 113,309              153,974
Warmer (Colder) than Normal - New York                      N/A                 N/A                    (13%)                 15%
Warmer (Colder) than Normal - New England                   N/A                 N/A                    (17%)                 10%
---------------------------------------------------------------------------------------------------------------------------------

     An MDTH is 10,000 therms (British Thermal Units) and reflects the heating content of approximately one million cubic feet of gas. A therm reflects the heating content of approximately 100 cubic feet of gas. One billion cubic feet (BCF) of gas equals approximately 1,000 MDTH.

Net Revenues

Net gas revenues (revenues less the cost of gas and associated revenue taxes) from our gas distribution operations increased by $114.7 million, or 11%, for the nine months ended September 30, 2003, compared to the same period last year. Both our New York and New England based gas distribution operations benefited from the significantly colder than normal weather experienced throughout the northeastern United States during this past winter heating season. Based on heating degree days, weather for the nine months ended September 30, 2003 was approximately 12%-16% colder than normal and approximately 30% - 35% colder than last year in our New York and New England service territories.

Net revenues from firm gas customers (residential, commercial and industrial customers) in our New York service territory increased by $60.6 million for the nine months ended September 30, 2003, compared to the same period last year. Customer additions and oil-to-gas conversions, net of attrition and conservation, added approximately $15 million to net revenues during the nine months. Higher customer consumption due primarily to colder than normal weather added approximately $50 million to net revenues during the nine months. However, KEDNY and KEDLI each operate under a utility tariff that contains a weather normalization adjustment that significantly offsets variations in firm net revenues due to fluctuations in normal weather. These weather normalization adjustments resulted in a $26 million refund to firm gas customers during the past nine months. Further, included in net revenues are regulatory incentives and recovery of certain taxes that added $6.5 million and $15.1 million, respectively to net revenues during this time period. The recovery of taxes through revenues, however, does not impact net income since the taxes they are designed to recover are expensed as amortization charges and income taxes, as appropriate, on the Consolidated Statement of Income.

Net revenues from firm gas customers in our New England service territory increased by $26.8 million for the nine months ended September 30, 2003, compared to the same period last year. Customer additions and oil-to-gas conversions, net of attrition and conservation, added approximately $9.5 million to net revenues during the nine months. Higher customer consumption due primarily to colder than normal weather added approximately $33 million to net revenues during the past nine months. The gas distribution operations of our New England based subsidiaries do not have a weather normalization adjustment. To mitigate the effect of fluctuations in normal weather patterns on KEDNE's results of operations and cash flows, weather derivatives were put in place for the 2002/2003 winter heating season. Since weather during the first quarter of 2003 was 10% colder than normal in the New England service territory, we recorded an $11.9 million reduction to revenues to reflect the loss on these derivative transactions. (See Note 6 to the Consolidated Financial Statements "Hedging and Derivative Financial Instruments" for further information). Further, included in net revenues for the period ended September 30, 2002, was a benefit of $3.9 million as a result of a favorable ruling from the Massachusetts Supreme Judicial Court relating to the appeal by Boston Gas Company of its Performance Based Rate Plan ("PBR").

Firm gas distribution rates during the first nine months of 2003, other than for the recovery of gas costs, have remained substantially unchanged from rates charged last year in all of our service territories.

In our large-volume heating and other interruptible (non-firm) markets, which include large apartment houses, government buildings and schools, gas service is provided under rates that are designed to compete with prices of alternative fuel, including No. 2 and No. 6 grade heating oil. Net revenues from sales to these markets increased by $27.3 million during the nine months ended September 30, 2003, compared to same period last year. The majority of interruptible profits earned by KEDNE and KEDLI are returned to firm customers as an offset to gas costs.

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

Firm Sales, Transportation and Other Quantities

Firm gas sales and transportation quantities increased by 25% during the nine months ended September 30, 2003, compared to the same period in 2002, due to higher customer consumption as a result of the significantly colder weather during the past winter heating season, as well as from customer additions and oil-to-gas conversions to natural gas. Net revenues are not affected by customers opting to purchase their gas supply from other sources, since delivery rates charged to transportation customers generally are the same as delivery rates charged to sales service customers. Transportation quantities related to electric generation reflect the transportation of gas to our electric generating facilities located on Long Island. Net revenues from these services are not material.

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

Purchased Gas for Resale

The increase in gas costs for the nine months ended September 30, 2003 compared to the same period in 2002 of $767.8 million, or 79%, reflects an increase of 48% in the price per dekatherm of gas purchased, and a 25% increase in the quantity of gas purchased. Fluctuations in utility gas costs associated with firm gas customers have no material impact on operating results. The current gas rate structure of each of our gas distribution utilities includes a gas adjustment clause, pursuant to which variations between actual gas costs incurred and gas costs billed are deferred and refunded to or collected from customers in a subsequent period.

Operating Expenses

Operating expenses during the third quarter of 2003 increased $23.8 million, or 10%, compared to the same quarter last year and $78.9 million, or 11% for the nine months ended September 30, 2003, compared to the same period last year. These increases are primarily attributable to higher pension and other postretirement benefits, which have increased (net of amounts deferred and subject to regulatory true-ups) by $9.0 million and $30.1 million for the three and nine months ended September 30, 2003, respectively. The cost of these benefits has risen primarily as a result of lower actual returns on plan assets, as well as increased health care costs. Further, the colder weather experienced during the first nine months of 2003 resulted in increased repair and maintenance work on our gas distribution infrastructure and higher comparative operating expenses. Also, for the nine months ended September 30, 2003, the provision for bad debts has increased as a result of higher revenues due to the cold weather and higher cost of gas purchased.


Higher depreciation and amortization expense reflects the continued expansion of the gas distribution system. Further, included in depreciation and amortization expense is the amortization of certain property taxes previously deferred and currently being recovered through revenues. Comparative operating taxes reflect a favorable $2.5 million and $9.9 million adjustment recorded during the three and nine months ended September 30, 2002, respectively, relating to the reversal of excess tax reserves established for the KeySpan / LILCO merger and subsequent re-organization in May 1998.

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

Electric Services

The Electric Services segment primarily consists of subsidiaries that own and operate oil and gas fired electric generating plants in the Borough of Queens (the "Ravenswood facility") and the counties of Nassau and Suffolk on Long Island. In addition, under long-term contracts of varying lengths, we manage the electric transmission and distribution ("T&D") system, the fuel and electric purchases, and the off-system electric sales for LIPA.

Selected financial data for the Electric Services segment is set forth in the table below for the periods indicated.

---------------------------------------------------------------------------------------------------------------------------
                                                      Three Months                                 Nine Months Ended
                                                   Ended September 30,                               September 30,
(In Thousands of Dollars)                        2003              2002                        2003                2002
---------------------------------------------------------------------------------------------------------------------------
Revenues                                    $   427,687      $   414,893                  $ 1,132,723          $ 1,084,384
Purchased fuel                                  124,789          106,293                      294,547              225,836
---------------------------------------------------------------------------------------------------------------------------
Net Revenues                                    302,898          308,600                      838,176              858,548
---------------------------------------------------------------------------------------------------------------------------
Operating Expenses
   Operations and maintenance                   150,447          149,682                      489,178              481,732
   Depreciation                                  16,410           16,176                       49,054               43,835
   Operating taxes                               35,787           36,131                      108,540              105,368
---------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                        202,644          201,989                      646,772              630,935
---------------------------------------------------------------------------------------------------------------------------
Operating Income                            $   100,254      $   106,611                  $   191,404          $   227,613
---------------------------------------------------------------------------------------------------------------------------
Electric sales (MWH)*                         1,854,740        2,175,937                    3,617,522            4,392,915
Capacity(MW)*                                     2,200            2,200                        2,200                2,200
Cooling degree days                                 824            1,015                        1,000                1,353
---------------------------------------------------------------------------------------------------------------------------

*Reflects the operations of the Ravenswood facility only.

Net Revenues

Total electric net revenues decreased by $5.7 million, or 2%, in the third quarter of 2003, compared to the same quarter of 2002. For the nine months ended September 30, 2003, total electric net revenues decreased $20.4 million, or 2%, compared to the same period of 2002.

Net revenues from the Ravenswood facility were $7.6 million, or 7% higher during the third quarter of 2003, compared to the same quarter in 2002. Comparative quarterly net revenues reflect higher capacity revenues of $26.8 million, partially offset by a decrease in energy margins of $19.2 million. However, for the nine months ended September 30, 2003, net revenues from the Ravenswood facility were $9.4 million, or 4% lower than the same period of 2002. Comparative net revenues, for the nine months ended September 30, 2003, reflect higher capacity revenues of $25.2 million, which were more than offset by a decrease in energy margins of $34.6 million.

The increase in capacity revenues for both the quarter and period ended September 30, 2003, reflects an increase in the level of capacity sold, as well as an increase in the selling price of capacity. Such increases are the result of two measures. First, in 2002, the New York Independent System Operator ("NYISO") employed a revised methodology to assess the available supply of and demand for installed capacity. This revised methodology resulted in insufficient capacity being procured by the market, which caused a reliability concern.

Further, the revised methodology resulted in lower capacity volume sold into the NYISO and depressed capacity pricing during the quarter and period ended September 30, 2002. The NYISO, however, recognized a calculation flaw in its revised methodology and prior to the 2002/2003 winter auction the NYISO corrected the calculation methodology to ensure sufficient capacity is procured. Elimination of the flaw ensured compliance with New York State Reliability Rules and resulted in higher comparative capacity revenue realized at the Ravenswood facility for the three and nine months ended September 30, 2003.

Secondly, on May 20, 2003, FERC approved the NYISO's revised capacity market procurement design with an effective date of May 21, 2003. This revised capacity market procurement design is based on a demand curve rather than relying on deficiency auctions to procure necessary capacity. The deficiency auction and its associated fixed minimum capacity requirements was replaced with a spot market auction that pays gradually declining prices as additional capacity is offered and gradually increasing prices as capacity offers decrease. This new market design recognizes the value of capacity in excess of the minimum requirement and reduces price spikes during periods of shortage. Essentially, the demand curve design eliminates the high and low cycles inherent in the deficiency auction market design. This new market design also established seasonal electric generator specific price caps. Price caps establish the maximum price per megawatt hour ("MW") that capacity can be sold into the NYISO by divested electric generators like Ravenswood. Prior to this design change, one price cap was established for the entire year and was effective for all electric generators. For the Ravenswood facility, its 2003 summer price cap was higher than the yearly price cap effective during the 2002 summer. As a result of these market design changes, the Ravenswood facility realized higher capacity revenues during the three and nine months ended September 30, 2003, compared to the same periods in 2002. It should be noted, however, that Ravenswood's 2003/2004 winter price cap will be lower than the yearly price cap effective during the 2002/2003 winter.

The decrease in energy margins during both the quarter and period ended September 30, 2003, primarily reflects significantly cooler weather during the summer of 2003 compared to the summer of 2002. Measured in cooling degree days, weather for the three and nine months ended September 30, 2003 was 19% and 26% cooler than the corresponding periods last year. The cooler weather resulted in lower realized "spark-spreads" (the selling price of electricity less cost of fuel, plus hedging gains or losses), as well as a reduction in megawatt hours sold into the NYISO. Further, more competitive pricing by electric generators that bid into the NYISO, as well as certain price mitigation measures imposed by the FERC (as discussed below) have resulted in lower comparative realized "spark-spreads." As mentioned, comparative energy sales margins for the nine months ended September 30, 2003, also reflect the use of derivative hedging instruments as discussed in more detail below. Energy sales quantities were also adversely impacted by the major overhaul of our largest steam generator.

We employ derivative financial hedging instruments to hedge the cash flow variability for a portion of forecasted purchases of natural gas and fuel oil that will be consumed at the Ravenswood facility. Further, we have engaged in the use of derivative financial hedging instruments to hedge the cash flow variability associated with a portion of forecasted peak electric energy sales from the Ravenswood facility, as well as forecasted sales of Unforced Capacity

("UCAP") to the NYISO. These derivative instruments resulted in hedging gains, which are reflected in net energy margins, of $7.9 million and $11.3 million for the three and nine months ended September 30, 2003, respectively. For the three and nine months ended September 30, 2002, these derivative instruments resulted in hedging gains of $4.2 million and $15.2 million, respectively. (See Note 6 to the Consolidated Financial Statements, "Hedging and Derivative Financial Instruments for additional information.)

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

Net revenues from the service agreements with LIPA decreased by $11.5 million, or 6% and $22.5 million, or 4% for the three and nine months ended September 30, 2003, respectively, compared to the same periods last year. Included in revenues are billings to LIPA for certain third party costs that were lower than such billings last year. These revenues have minimal or no impact on earnings since we record a similar amount of costs in operating expense and we share any cost under-runs with LIPA. Excluding these third party billings, revenues for the three and nine months ended September 30, 2003 associated with these service agreements decreased approximately $3 million and $4 million, respectively, compared to the same periods last year. These decreases are mainly due to slightly lower incentives earned on the LIPA service agreements, as well as lower sales of emission credits.

Net revenues from the Glenwood Landing and Port Jefferson electric "peaking" facilities located on Long Island were $1.8 million lower during the third quarter of 2003 compared to same period last year, reflecting a decrease in certain interest charges "passed-through" to LIPA. These charges have no impact on net income. Net revenues were $11.5 million higher during the nine months ended September 30, 2003, compared to the corresponding period last year. The Glenwood facility was placed in service on June 1, 2002, while the Port Jefferson facility was placed in service on July 1, 2002.

Operating Expenses

Operating expenses increased $0.7 million and $15.8 million for the three and nine months ended September 30, 2003, respectively, compared to the same periods of 2002. Included in comparative operating expenses is a decrease in third party capital costs that are fully recoverable from LIPA, as noted previously.

Excluding the decrease in these costs, operating expenses increased approximately $10 million and $35 million for the three and nine months ended September 30, 2003, respectively, compared to the same periods of 2002. These increases resulted, in part, from higher pension and other postretirement benefits. LIPA reimburses KeySpan for costs directly incurred by KeySpan in providing service to LIPA, subject to certain sharing provisions. Variations between pension and other postretirement costs and the estimates used to bill LIPA are deferred and refunded to or collected from LIPA in subsequent periods. As a result of an adjustment recorded in 2002 relating to this "true-up", comparative pension and other postretirement costs were approximately $1 million and $9 million higher for the three and nine months ended September 30, 2003 compared to the same periods last year. Further, plant maintenance costs were $5.3 million higher for the nine months ended September 30, 2003, due to the major overhaul of our largest steam generator at the Ravenswood facility site as previously mentioned. In addition, during the third quarter of 2002 we settled certain outstanding issues with LIPA and Consolidated Edison that resulted in a $13.0 million decrease to operating expenses in 2002. The increase in depreciation expense is primarily due to the depreciation of the Glenwood and Port Jefferson peaking facilities.

Other Matters

On August 14, 2003, at approximately 4:15 PM eastern standard time, the northeastern United States experienced a major black-out. The Ravenswood electric generating units were out of service for up to 23 hours. The NYISO, in an attempt to mitigate the economic damage to electric generators and load serving entities from the black-out, revised its day-ahead and real-time pricing mechanisms. We estimate that the lost opportunity of not selling electric energy into the NYSIO, while the various Ravenswood generating units were out of service, to be between $1 million to $2 million on a net margin basis.

During 2002, construction began on a new 250 MW combined cycle generating facility at the Ravenswood facility site. The new facility is expected to commence operational testing in late 2003. The capacity and energy produced from this plant are anticipated to be sold into the NYISO energy markets by the end of the first quarter of 2004. We anticipate replacing outstanding commercial paper related to the construction of this facility with permanent financing by the end of the second quarter of 2004.

Our application to construct and operate a 250 MW combined cycle electric generating facility in Melville, Long Island has been approved. In May, the New York State Board on Electric Generation Siting and the Environment issued an opinion and order which granted a certificate of environmental capability and public need for this proposed facility, which is now final and non-appealable. Also in May 2003, LIPA issued a Request for Proposals ("RFP") seeking proposals from developers to either build and operate a Long Island generating facility, and/or a new cable that will link Long Island to dedicated off-Long Island power of between 250 to 600 MW of electricity by no later than the summer of 2007. In September, KeySpan and American National Power Inc. ("ANP") filed a joint proposal in response to LIPA's RFP. Under the proposal, KeySpan and ANP will jointly own and operate two 250 MW electric generating facilities to be located on Long Island, including the proposed Melville facility. The joint proposal also recommends that between 80% to 100% of the capacity of these two facilities be sold to LIPA under long-term power purchase agreements. It is anticipated that LIPA will respond to the joint proposal in the fourth quarter of 2003.

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


--------------------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended                    Nine Months Ended
                                                                September 30,                         September 30,
(In Thousands of Dollars)                             2003                2002                    2003             2002
--------------------------------------------------------------------------------------------------------------------------
Revenues                                            $ 150,802          $ 217,104             $ 500,163          $ 687,975
Less: cost of gas and fuel                              7,731             45,809                86,572            157,694
--------------------------------------------------------------------------------------------------------------------------
Net Revenues                                          143,071            171,295               413,591            530,281
Other operating expenses                              156,698            176,129               446,238            555,337
--------------------------------------------------------------------------------------------------------------------------
Operating (Loss) Income                             $ (13,627)          $ (4,834)            $ (32,647)         $ (25,056)
--------------------------------------------------------------------------------------------------------------------------


Revenues decreased approximately 31% and 27% for the three and nine months ended September 30, 2003, respectively, compared to the same periods last year, due, in part, to lower revenues realized by the Business Solutions group of companies as a result of the softness in the construction industry in the northeastern United States, as well as from the discontinuation of the general contracting business of one of our subsidiaries. The Business Solutions group of companies provide mechanical, contracting, plumbing, engineering, and consulting services to commercial, institutional, and industrial customers. Further, on May 1, 2003, KeySpan's gas and electric marketing subsidiary, KeySpan Energy Services, assigned the majority of its retail natural gas customers, consisting mostly of residential and small commercial customers, to ECONnergy Energy Co., Inc. ("ECONnergy). KeySpan Energy Services continues to provide retail natural gas marketing to a small number of customers in New Jersey and plans to continue its electric marketing activities. Comparative revenues, as well as gas and fuel costs were impacted by this transaction.

Operating Income for the Business Solutions group of companies decreased by $11.6 million for the third quarter of 2003 and by $22.3 million for the nine months ended September 30, 2003, compared to the corresponding periods last year. These declines reflect the softness in the construction industry, which has delayed the start-up of certain engineering and construction projects, and has generally increased competition for remaining opportunities. As a result, the Business Solution group of companies have realized lower margins on construction projects currently in progress. This is further reflected by a backlog of approximately $527 million at September 30, 2003 (which includes backlog of $38 million purchased in a recent acquisition as discussed below), compared to $514 million at December 31, 2002 and $578 million at September 30, 2002.

Offsetting, in part, the results of the Business Solutions group of companies, were comparative increases in operating earnings of $2.8 million and $14.7 million for the three and nine months ended September 30, 2003, respectively, associated with the Home Energy Services group of companies. These companies provide residential and small commercial customers with service and maintenance contracts, as well as the retail marketing of natural gas and electricity. Comparative operating income reflects losses incurred during the nine months ended September 30, 2002, resulting from the non-renewal of appliance service contracts due to the warm first quarter 2002 weather, as well as from an increase in the provision for bad debts.

Other Matters

During the third quarter of 2003, KeySpan Services, Inc., and its wholly- owned subsidiary, Paulus, Sokolowski and Sartor, LLC., acquired Bard, Rao + Athanas Consulting Engineers, Inc. (BR+A), a company engaged in the business of providing engineering services relating to mechanical, electrical and plumbing systems. The purchase price was $35 million, plus up to $14.7 million in contingent consideration depending on the financial performance of BR+A over the five-year period after the closing of the acquisition. We have recorded goodwill of $26 million and intangible assets of $2 million associated with this transaction. The intangible assets, which relate primarily to a portion of the backlog purchased, as well as to non-compete agreements with all of the former owners of BR+A, will be amortized over two and three years, respectively. We are currently in the process of evaluating the fair market value of the assets acquired and may adjust the recorded goodwill in the fourth quarter of 2003.

Energy Investments

The Energy Investment segment consists of our gas exploration and production operations, certain other domestic and international energy-related investments, as well as certain technology-related investments. Our gas exploration and
production  subsidiaries,   Houston  Exploration  and  KeySpan  Exploration  and
Production, LLC ("KES E&P") are engaged in gas and oil exploration and production, and the development and acquisition of domestic natural gas and oil properties. In line with our strategy of monetizing or divesting certain non-core assets, in October 2002 we monetized a portion of our assets in the joint venture drilling program with Houston Exploration that was initiated in 1999. Further, in February 2003, we reduced our ownership interest in Houston Exploration to approximately 56% (from the previous level of 66%) through the repurchase, by Houston Exploration, of three million shares of common stock owned by KeySpan. The net proceeds of approximately $79 million received in connection with this repurchase were used to pay down short-term debt. We realized a $19.0 million gain on this transaction that was recorded in Other Income and Deductions in the Consolidated Statement of Income. Income taxes were not provided on this transaction, since the transaction was structured as a return of capital.

On October 15, 2003, Houston Exploration acquired the entire Gulf of Mexico shallow-water asset base of Transworld Exploration and Production, Inc. for $149 million. The properties, which are 75% natural gas, have proven reserves of approximately 92 billion cubic feet of natural gas equivalent. Current production is from 11 fields and is producing approximately 35 million cubic feet of natural gas equivalent per day. Houston Exploration funded the transaction from its bank revolver and from cash on hand at the time of closing. Consistent with past acquisitions, Houston Exploration has derivative hedge positions in place for a portion of the 2004 production.


Selected financial data and operating statistics for our gas exploration and production activities are set forth in the following table for the periods indicated.

------------------------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended                          Nine Months Ended
                                                                September 30,                              September 30,
(In Thousands of Dollars)                                 2003               2002                     2003              2002
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Revenues                                                $ 123,052          $ 88,600                $ 373,774        $ 256,089
Depletion and amortization expense                         48,641            44,880                  145,559          130,766
Other operating expenses                                   23,416            17,366                   71,482           49,690
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Operating Income                                         $ 50,995          $ 26,354                $ 156,733         $ 75,633
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Natural gas and oil production (Mmcf)                      26,984            26,914                   80,188           79,641
Natural gas (per Mcf) realized                           $   4.45          $   3.23                $    4.64         $   3.17
Natural gas (per Mcf) unhedged                           $   4.84          $   3.09                $    5.45         $   2.89
------------------------------------------------------------------------------------------------------------------------------

*Operating income above represents 100% of our gas exploration and production subsidiaries' results for the periods indicated. Gas reserves and production are stated in BCFe and Mmcfe, which includes equivalent oil reserves.

The increase in operating income of $24.6 million and $81.1 million for the three and nine months ended September 30, 2003, compared to the corresponding periods last year, reflects a significant increase in revenues. The higher revenues were offset, to some extent, by an increase in operating expenses associated with a higher depletion rate, as well as greater lease operating expenses, as discussed below. Revenues for both the third quarter and first nine months of 2003 benefited from increases of 38% and 46% in comparative average realized gas prices (average wellhead price received for production including hedging gains and losses).

Derivative financial hedging instruments are employed by Houston Exploration to provide more predictable cash flow, as well as to reduce its exposure to fluctuations in natural gas prices. The average realized gas price for the third quarter of 2003 was 92% of the average unhedged natural gas price, resulting in revenues that were $9.7 million lower than revenues that would have been achieved if derivative financial instruments had not been in place during the second quarter of 2003. The average realized gas price for the nine months ended September 30, 2003 was 85% of the average unhedged natural gas price, resulting in revenues that were $59.7 million lower than revenues that would have been realized if derivative financial instruments had not been in place during the first nine months of 2003. Houston Exploration hedged slightly less than 70% of its 2003 third quarter and nine months production, principally through the use of costless collars, and a similar amount for its 2004 production.

The average realized gas price for the third quarter of 2002 was 105% of the average unhedged natural gas price resulting in revenues that were $3.5 million higher than revenues that would have been realized if derivative financial instruments had not been employed during the third quarter 2002. The average realized gas price for the nine months ended September 30, 2002 was 110% of the average unhedged natural gas price resulting in revenues that were $20.5 million higher than revenues that would have been realized if derivative financial instruments had not been employed during the first nine months of 2002. (See
Note 6 to the Consolidated Financial Statements, "Hedging and Derivative Financial Instruments" for further information on these derivative positions.)


The depletion rate for the nine months ended September 30, 2003 was $1.80 per Mcf , compared to $1.64 per Mcf for the same period in 2002. The depletion rate has increased as Houston Exploration completed the evaluation of several properties that were classified as unproved during the fourth quarter of 2002. As the evaluation is completed, the costs associated with these properties are reclassified into the amortization base without incremental reserve additions. In addition, future development costs have increased from prior year estimates.

The increase in other operating expenses for both the three and nine months ended September 30, 2003, compared to same periods last year was primarily due to increased lease operating costs and severance taxes. Lease operating expenses increased $1.5 million and $9.5 million for the three and nine months ended September 30, 2003, respectively, as a result of the continued expansion of operations both onshore and offshore. Severance tax, which is a function of volume and revenues generated from onshore production, increased $0.7 million and $3.7 million for the three and nine months ended September 30, 2003, respectively, as a result of the increase in average wellhead prices for natural gas. Overall operating expenses are increasing as new wells and facilities are added and production from existing wells is maintained.

The table below indicates the net proved reserves of our gas exploration and production subsidiaries at December 31, 2002.

-------------------------------------------------------------
                                            BCFe          %
-------------------------------------------------------------
Houston Exploration                          650       96.7%
KSE E&P                                       22        3.3%
-------------------------------------------------------------
Total                                        672      100.0%
-------------------------------------------------------------
-------------------------------------------------------------

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

--------------------------------------------------------------------------------------------------------------------------
                                                           Three Months Ended                       Nine Months Ended
                                                             September 30,                             September 30,
(In Thousands of Dollars)                              2003               2002                    2003              2002
--------------------------------------------------------------------------------------------------------------------------
Revenues                                              $ 27,699          $ 23,793                $ 84,043         $ 63,366
Operation and maintenance expense                       16,709            10,849                  52,743           44,675
Other operating expenses                                 5,708             4,699                  16,471           13,271
Equity earnings                                          2,727             2,281                  12,378            9,661
--------------------------------------------------------------------------------------------------------------------------
Operating Income                                      $  8,009          $ 10,526                $ 27,207         $ 15,081
--------------------------------------------------------------------------------------------------------------------------

*Operating income above reflects 100% of KeySpan Canada's results.


The increase in operating income for the nine months ended September 30, 2003 compared to the same period last year reflects, in part, higher operating income associated with our Canadian investments, primarily KeySpan Canada, as well as higher earnings from our Northern Ireland investments. KeySpan Canada experienced higher unit sales, as well as higher quantities of sales of natural gas liquids in 2003, as a result of increasing oil prices. The pricing of natural gas liquids is directly related to oil prices. Operating income for 2003 also reflects our investment in KeySpan LNG storage facility located in Rhode Island, which we acquired in December 2002.

KeySpan has announced a joint initiative with BG LNG Services to upgrade the storage and receiving terminal at the KeySpan's LNG facility located in Providence, Rhode Island. Pending approvals, the facility could be ready to accept marine deliveries by 2005. We anticipate making an investment of approximately $50 million to upgrade the facility.

We do not consider certain businesses contained in the Energy Investments segment to be part of our core asset group. We have stated in the past that we may sell or otherwise dispose of all or a portion of our non-core assets. As previously indicated, in May 2003 we monetized 39.09% of our interest in KeySpan Canada, a company with natural gas processing plants and gathering facilities in Western Canada. These assets include 14 processing plants and associated gathering systems that can process approximately 1.5 BCFe of natural gas daily and provide associated natural gas liquids fractionation. We sold a portion of our interest in KeySpan Canada through the establishment of an open-ended income fund trust (the "Fund") organized under the laws of Alberta, Canada. The Fund acquired the 39.09% ownership interest of KeySpan Canada through an indirect subsidiary, and then issued 17 million trust units to the public through an initial public offering. Each trust unit represents a beneficial interest in the Fund and is registered on the Toronto Stock Exchange (KEY.UN). Additionally, we sold our 20% interest in Taylor NGL LP that owns and operates two extraction plants also in Canada to AltaGas Services, Inc. We received cash proceeds of $119.4 million associated with these transactions and recorded a pre-tax loss of $30.3 million ($34.1 million after-tax).

Based on current market conditions we cannot predict when, or if, any other sales or dispositions of our non-core assets may take place, or the effect that any such sale or disposition may have on our financial position, results of operations or cash flows.

 Allocated Costs

KeySpan is subject to the jurisdiction of the SEC under the Public Utility Holding Company Act ("PUHCA"). As part of the regulatory provisions of PUHCA, the SEC regulates various transactions among affiliates within a holding company system. In accordance with the SEC's regulations under PUHCA and the New York State Public Service Commission ("NYPSC") requirements, we have service companies that provide: (i) traditional corporate and administrative services;
(ii) gas and electric transmission and distribution systems planning, marketing, and gas supply planning and procurement; and (iii) engineering and surveying services to subsidiaries. As required by the SEC, during the third quarter of 2003, we adjusted certain provisions in our allocation methodology. These adjustments have resulted in a higher level of costs remaining at our corporate holding company level than in the past.

Liquidity

Cash flow from operations for the nine months ended September 30, 2003 decreased $18.3 million, or 2%, compared to the same period last year, due in part, to higher pension and other postretirement funding requirements. Although KeySpan's funding balance is currently in excess of ERISA minimum funding requirements, our pension plans, on an actuarial basis, are currently underfunded. In order to limit future funding requirements, we follow a multi-year funding strategy. As such, we contributed approximately $90 million to KeySpan's pension plans during the nine months ended September 30, 2003. In addition, we contributed $35 million in other postretirement funding. For the nine months ended September 30, 2002, pension and other post retirement funding amounted to approximately $40 million. (See Critical Accounting Policies and Assumptions "Pension and Other Postretirement Benefits" for a further discussion of these matters.) Further, higher natural gas prices during the nine months ended September 30, 2003, compared to the same period last year resulted in significantly higher cash expenditures required to re-fill natural gas storage levels.

Offsetting, to a large degree, these adverse impacts to operating cash flow, was an increase in comparative operating cash flow from the collection of gas accounts receivable associated with winter gas heating sales. As a result of load additions, colder than normal winter weather, and higher natural gas prices, cash receipts from the prior winter heating sales were higher during the nine months ended September 30, 2003 compared to the same period in 2002. Further, the higher natural gas prices resulted in an increase in operating cash flow associated with the operations of Houston Exploration.

During 2003, KeySpan performed an analysis of costs capitalized to self-constructed property and inventory for income tax purposes. Keyspan filed a change of accounting method for income tax purposes resulting in a cumulative deduction for costs previously capitalized. As a result of this tax method change, along with accelerated deductions resulting from bonus depreciation, Keyspan generated a net operating loss on its 2002 tax return. Consequently, in October 2003, we received a $192.3 million refund from the Internal Revenue Service associated with the refund of prior year taxes. We anticipate receiving an additional refund of $40 million in early 2004.

At September 30, 2003, we had cash and temporary cash investments of $118.1 million. During the nine months ended September 30, 2003, we repaid $271.3 million of commercial paper and, at September 30, 2003, $644.4 million of commercial paper was outstanding at a weighted average annualized interest rate of 1.15%. We had the ability to borrow up to an additional $655.6 million at September 30, 2003, under the terms of our credit facility.

In June 2003, KeySpan renewed its $1.3 billion revolving credit facility, which was syndicated among sixteen banks. The facility is used to support KeySpan's commercial paper program, and consists of two separate credit facilities with different maturities but substantially similar terms and conditions: a $450 million facility that extends for 364 days, and a $850 million facility that is committed for three years. The fees for the facilities are subject to a ratings-based grid, with an annual fee that ranges from eight to twenty five basis points on the 364-day facility and ten to twenty basis points on the three-year facility. Both credit agreements allow for KeySpan to borrow using several different types of loans; specifically, Eurodollar loans, Adjustable Bank Rate (ABR) loans, or competitively bid loans. Eurodollar loans are based on the Eurodollar rate plus a margin. ABR loans are based on the highest of the Prime Rate, the base CD rate plus 1%, or the Federal Funds Effective Rate plus 0.5%, plus a margin. Competitive bid loans are based on bid results requested by KeySpan from the lenders. The margins on both facilities are ratings based and range from zero basis points to 112.5 basis points. The margins are increased if outstanding loans are in excess of 33% of the total facility. In addition, the 364-day facility has a one-year term out option, which would cost an additional 0.25% if utilized. We do not anticipate borrowing against this facility; however, if the credit rating on our commercial paper program were to be downgraded, it may be necessary to do so.

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

Under the terms of the credit facility, KeySpan's debt-to-total capitalization ratio reflects 80% equity treatment for the MEDS Equity Units issued in May 2002. In addition, the $425 million Ravenswood Master Lease is treated as debt. At September 30, 2003, consolidated indebtedness, as calculated under the terms of the credit facility was 58.4% of consolidated capitalization. (See the discussion under "Off-Balance Sheet Arrangements" for an explanation of the Ravenswood Master Lease.)

The credit facility also requires that net cash proceeds from the sale of significant subsidiaries be applied to reduce consolidated indebtedness. Further, an acceleration of indebtedness of KeySpan or one of its subsidiaries for borrowed money in excess of $25 million in the aggregate, if not annulled within 30 days after written notice, would create an event of default under the Indenture dated November 1, 2000, between KeySpan Corporation and the JPMorganChase Bank as Trustee. At September 30, 2003, KeySpan was in compliance with all covenants.

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

Financial covenants require Houston Exploration to, among other things, (i) maintain an interest coverage ratio of at least 3.00 to 1.00 of earnings before interest, taxes and depreciation ("EBITDA") to cash interest; (ii) maintain a total debt to EBITDA ratio of not more than 3.50 to 1.00; and (iii) generally prohibits the hedging of more than 70% of natural gas and oil production during any 12-month period. At September 30, 2003, Houston Exploration was in compliance with all financial covenants.

During the nine months ended September 30, 2003, Houston Exploration borrowed $71 million under its credit facility and repaid $223 million. At September 30, 2003, Houston Exploration had no outstanding borrowings under its credit facility. However, $0.4 million was committed under outstanding letters of credit obligations and $299.6 million of borrowing capacity was available. Subsequent to September 30, 2003, Houston Exploration borrowed $115 million under this credit facility to fund a portion of the purchase price for the producing properties acquired from Transworld Exploration and Production Inc., as previously mentioned.

In June 2003, KeySpan Canada replaced its two outstanding credit facilities with one new facility with three tranches that combined allowed KeySpan Canada to borrow up to approximately $125 million. At the time of the partial sale of KeySpan Canada, net proceeds from the sale of $119.4 million plus an additional $45.7 million drawn under the new credit facilities were used to pay down existing outstanding debt of $160.4 million. Then, during the third quarter of 2003, KeySpan Canada issued Cdn$125 million, or approximately US$93 million, in long-term secured notes in a private placement. The proceeds of the offering were used to pay-down, in its entirety, outstanding borrowings under the credit facility. Further, one tranch of the credit facility was discontinued. (See "Financing" below for further information regarding the long-term debt issuance.) At September 30, 2003, KeySpan Canada's credit facility has the following two tranches with the following maturities: (i) $37.5 million matures in 364 days: and (ii) $37.5 million matures in two years. For the nine months ended September 30, 2003, KeySpan Canada borrowed $71.5 million from its prior credit facilities and repaid $240.2 million. At September 30, 2003, there are no outstanding borrowings under the credit facility, and $75 million is available for future borrowing. KeySpan is not a guarantor of this facility.

In September 2003, the Boston Gas Company redeemed all 562,700 shares of its outstanding Variable Term Cumulative Preferred Stock, 6.42 % Series A at its par value of $25 per share. The total payment was $14.3 million which included $0.2 million of accumulated dividends. This preferred stock series had been reflected as Minority Interest on KeySpan's Consolidated Balance Sheet.

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

Capital Expenditures and Financing

Construction Expenditures

The table below sets forth our construction expenditures by operating segment for the periods indicated:

------------------------------------------------------------------------------
                                             Nine Months Ended September 30,
(In Thousands of Dollars)                       2003                    2002
------------------------------------------------------------------------------
Gas Distribution                            $ 274,702               $ 294,774
Electric Services                             200,425                 290,790
Energy Investments                            235,322                 216,157
Energy Services and other                       9,768                  13,434
------------------------------------------------------------------------------
                                            $ 720,217               $ 815,155
------------------------------------------------------------------------------

Construction expenditures related to the Gas Distribution segment are primarily for the renewal and replacement of mains and services and for the expansion of the gas distribution system. Construction expenditures for the Electric Services segment reflect costs to: (i) maintain our generating facilities; (ii) expand the Ravenswood facility; and (iii) construct new Long Island generating facilities as previously noted. The decrease in Electric Services construction expenditures for the nine months ended September 30, 2003, compared to the same period last year reflects the fact that construction of the Glenwood and Port Jefferson peaking facilities was substantially completed by June 30, 2002. Construction expenditures related to the Energy Investments segment primarily reflect costs associated with gas exploration and production activities. These costs are related to the exploration and development of properties primarily in Southern Louisiana and in the Gulf of Mexico. Expenditures also include development costs associated with the joint venture with Houston Exploration, as well as costs related to KeySpan Canada's gas processing facilities.

At September 30, 2003, total expenditures associated with the siting, permitting and construction of the Ravenswood expansion project, the siting, permitting and procurement of equipment for the Long Island 250MW combined cycle generation plant, and the siting and permitting of the Islander East pipeline project were $338 million.

Financing

During the third quarter of 2003, KeySpan Canada, issued Cdn$125 million, or approximately US$93 million, long-term secured notes in a private placement to investors in Canada and the United States. The notes were issued in the following three series: (i) Cdn$20 million 5.42% senior secured notes due 2008;
(ii) Cdn$52.5 million 5.79% senior secured notes due 2010; and (iii) Cdn$52.5 million 6.16% senior secured notes due 2013. The proceeds of the offering have been used to re-pay KeySpan Canada's credit facility.

In June 2003, Houston Exploration closed on a private placement issue of $175 million of 7.0%, senior subordinated notes due 2013. Interest payments will begin on December 15, 2003, and will be paid semi-annually thereafter. The notes will mature on June 15, 2013. Houston Exploration has the right to redeem the notes as of June 15, 2008, at a price equal to the issue price plus a specified redemption premium. Until June 15, 2006, Houston Exploration may also redeem up to 35% of the notes at a redemption price of 107% with proceeds from an equity offering. Houston Exploration incurred approximately $4.5 million of debt issuance costs on this private placement. In July 2003, Houston Exploration used a portion of the net proceeds from the issuance to redeem all of its outstanding $100 million principal amount of 8.625% senior subordinated notes due 2008 at a price of 104.313% of par plus interest accrued to the redemption date. Debt redemption costs totaled approximately $5.9 million. The remaining net proceeds from the offering were used to reduce debt amounts associated with Houston Exploration's bank revolving credit facility.

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

KeySpan had authorization under PUHCA to issue up to $2.2 billion of securities through December 31, 2003. Following the recent common stock offering previously mentioned and shares of common stock expected to be issued for employee benefit and dividend reinvestment plans, we have generally exhausted our ability to issue new securities under our current PUHCA authorization. However, the issuance of securities in connection with the redemption of existing securities (including the promissory notes discussed previously) is permitted under our PUHCA authorization notwithstanding the foregoing limit. We have filed an application with the SEC requesting authorization to, among other things, issue up to an additional $3 billion of securities through December 31, 2006. It is anticipated that this authorization will be obtained before the end of the year. This request is intended to provide us with the necessary flexibility to finance our future capital requirements over the next three years.

During the remainder of 2003, we intend to issue approximately $150 million of either taxable or tax-exempt long-term debt securities in a manner that will be exempt from PUHCA restrictions. We anticipate that the proceeds from the issuance will be used to re-pay outstanding commercial paper related to the construction of the two Long Island peaking-power plants that became operational in 2002. In addition we anticipate replacing outstanding commercial paper related to the construction of the 250 MW combined cycle generating facility at the Ravenswood facility site with permanent financing by the end of the second quarter of 2004. We will continue to evaluate our capital structure and financing strategy for 2003 and beyond. We believe that our current sources of funding (i.e., internally generated funds, the issuance of additional securities as noted above, and the availability of commercial paper) are sufficient to meet our anticipated capital needs for the foreseeable future.

The following table represents the ratings of our long-term debt at September 30, 2003. Currently, these ratings are all on stable outlook with the exception of Standard & Poor's ratings on KeySpan's and its subsidiaries' long-term debt, which are on negative outlook.

----------------------------------------------------------------------------------------------------
                                  Moody's Investor            Standard
                                      Services                & Poor's            FitchRatings
----------------------------------------------------------------------------------------------------
KeySpan Corporation                      A3                      A                    A-
KEDNY                                   N/A                      A+                   A+
KEDLI                                    A2                      A+                   A-
Boston Gas                               A2                      A                    N/A
Colonial Gas                             A2                      A+                   N/A
Electric Generation                      A3                      A                    N/A
----------------------------------------------------------------------------------------------------


Off-Balance Sheet Arrangements

Guarantees

KeySpan has a number of financial guarantees for its subsidiaries that have remained substantially unchanged since December 31, 2002. At September 30, 2003, KeySpan has fully and unconditionally guaranteed certain medium-term notes issued by KEDLI. The medium-term notes are reflected on the Consolidated Balance Sheet. Further, KeySpan has guaranteed: (i) surety bonds associated with certain construction projects currently being performed by subsidiaries within the Energy Services segment; (ii) certain supply contracts, margin accounts and purchase orders for certain subsidiaries, as well as an unaffiliated company;
(iii) the obligations of KeySpan Ravenswood LLC, the lessee under the $425 million Master Lease Agreement associated with the Ravenswood facility; and (iv) certain subsidiary letters of credit. KeySpan had also guaranteed a $25 million line of credit for Hawkeye Electric, LLC, and Hawkeye Construction, LLC (collectively "Hawkeye"), a non-affiliated company. As part of a settlement agreement with Hawkeye, KeySpan's guarantee of such line of credit has been terminated. These guarantees are not recorded on the Consolidated Balance Sheet. At this time, we have no reason to believe that our subsidiaries will default on their current obligations. However, we cannot predict when or if any defaults may take place or the impact such defaults may have on our consolidated results of operations, financial condition or cash flows. (See Note 8 to the Consolidated Financial Statements, "Financial Guarantees and Contingencies" and
Note 9 "Variable Interest Entity" for additional information regarding KeySpan's guarantees and a description of the leasing arrangement associated with the Ravenswood Master Lease Agreement.)

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

In January 2003, The Financial Accounting Standards Board (the "Board") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This Interpretation requires us to, among other things, consolidate this variable interest entity so long as the current variable interest structure remains intact. FIN 46 will require us to classify the Master Lease as debt on the Consolidated Balance Sheet at an amount approximately equal to fair market value. As previously mentioned, under the terms of our credit facility the Master Lease is considered debt in the ratio of debt-to-total capitalization and therefore, implementation of FIN 46 will have no impact on our credit facility. Further, we will be required to record an asset on the Consolidated Balance Sheet for an amount equal to the fair market value of the leased assets. The Interpretation contains certain other provisions that we will be required to implement in 2003 and such provisions will impact future earnings. As issued, FIN 46 was effective for the first interim period ending after June 15, 2003. In accordance with a Financial Accounting Standards Board ("FASB") announcement, implementation of FIN 46 is now scheduled for the fourth quarter of 2003. (See Note 9 to the Consolidated Financial Statements "Variable Interest Entity" for a more detailed description of the Master Lease and FIN 46 implementation issues.)

Contractual Obligations

KeySpan has certain contractual obligations related to its outstanding long-term debt, outstanding credit facility borrowings, outstanding commercial paper borrowings, operating and capital leases, and demand charges associated with certain commodity purchases. These obligations have remained substantially unchanged since December 31, 2002. (For additional details regarding these obligations see KeySpan's Annual Report on Form 10-K for the Year Ended December 31, 2002, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, Note 6 to those Consolidated Financial Statements
"Long-Term Debt," as well as Note 7 to those Consolidated Financial Statements "Contractual Obligations, Financial Guarantees and Contingencies.")

Discussions of Critical Accounting Policies and Assumptions

In preparing our financial statements, the application of certain accounting policies requires difficult, subjective and/or complex judgments. The circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the impact of matters that are inherently uncertain. Actual effects on our financial position and results of operations may vary significantly from expected results if the judgments and assumptions underlying the estimates prove to be inaccurate. At September 30, 2003, KeySpan's critical accounting policies and assumptions have remained substantially unchanged since December 31, 2002. Below is a brief discussion of those critical accounting policies requiring such subjectivity. For a more detailed discussion of these policies and assumptions see KeySpan's Annual Report on Form 10-K for the Year Ended December 31, 2002, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations "Discussion of Critical Accounting Policies and Assumptions."

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

KeySpan currently has $1.8 billion of recorded goodwill; the majority of which is recorded in the Gas Distribution and Energy Investments segment, with $169 million recorded in the Energy Services segment. As permitted under SFAS 142, we can rely on our previous valuations for the annual impairment testing provided that the following criteria for each reporting unit are met: (a) the assets and liabilities that make up the reporting unit have not changed significantly since the most recent fair value determination; and (b) the most recent fair value determination resulted in an amount that exceeded the carrying amount of the reporting unit by a substantial margin and there is no economic indication that the carrying value of goodwill may be impaired.

In the case of the Gas Distribution and the Energy Investments segment, the above criteria have been met and no further evaluation is required. In regard to the Energy Services segment, criteria (b) was not met since the fair value valuation performed last year did not exceed the carrying value by an amount deemed by us to be substantial. As a result, we will be conducting an impairment test during the fourth quarter of 2003.

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

As is further discussed under the caption "Regulation and Rate Matters," the rate plans previously in effect for KEDNY, KEDLI and Boston Gas Company have all expired. The continued application of SFAS 71 to record the activities of these subsidiaries is contingent upon the actions of regulators with regard to future rate plans. We filed a base rate case and a performance based rate plan for Boston Gas Company on April 16, 2003. On October 31, 2003, the DTE rendered its decision on the rate proposal and allowed for, among other things, continued application of SFAS 71. Further, we are currently evaluating various options that may be available to us including, but not limited to, proposing new rate plans for KEDNY and KEDLI. The ultimate resolution of any future rate plans could have a significant impact on the application of SFAS 71 to these entities and, accordingly, on our financial position, results of operations and cash flows. However, management believes that currently available facts support the continued application of SFAS 71 and that all regulatory assets and liabilities are recoverable or refundable through the regulatory environment.

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

Historically, we have funded our pension plans in excess of the amount required to satisfy minimum ERISA funding requirements. At December 31, 2002, we had a funding balance in excess of the ERISA minimum funding requirements and as a result KeySpan is not required to make any contribution to its pension plans in 2003. However, although we presently exceed ERISA funding requirements, our pension plans, on an actuarial basis, are currently underfunded. In order to limit future funding requirements, we follow a multi-year funding strategy. As such, we contributed approximately $90 million to KeySpan's pension plans during the nine months ended September 30, 2003. In addition, we contributed $35 million in other postretirement funding. We will continue to monitor our funding strategy, and may elect to make additional contributions during the fourth quarter of 2003. For the fiscal year ended December 31, 2002 we contributed approximately $130 million to KeySpan's pension and other postretirement plans. (In addition to Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations in KeySpan's Annual Report on Form 10-K for the Year Ended December 31, 2002, see also Note 4 to those Consolidated Financial Statements, "Postretirement Benefits.")

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

When available, quoted market prices are used to record a contract's fair value. However, market values for certain derivative contracts may not be readily available or determinable. A number of our commodity related derivative instruments are exchange traded and, accordingly, fair value measurements are generally based on standard New York Mercantile Exchange ("NYMEX") quotes. We use industry-published indices, NYMEX day-ahead forward pricing, as well as other local published indices to value contracts for commodities that are not exchange traded, such as No. 6 grade fuel oil and electricity. The fair value of our electric capacity hedges is based on published NYISO day-ahead award pricing. Further, if no active market exists for a commodity, fair values may be based on pricing models. (See Note 6 to the Consolidated Financial Statements "Hedging and Derivative Financial Instruments" for a further description of all our derivative instruments.)

Regulation and Rate Matters

Gas Matters

As of September 30, 2003, the rate agreements for KEDNY, KEDLI and Boston Gas Company have all expired. Under the terms of the KEDNY and KEDLI rate agreements, gas distribution rates and all other provisions will remain in effect until changed by the NYPSC. At this time, we are currently evaluating various options that may be available to us regarding the KEDNY and KEDLI rate plans, including but not limited to, proposing new rate plans.

Regarding the Boston Gas Company, we filed a base rate case and Performance Based Rate Plan on April 16, 2003, to be effective in the fourth quarter of 2003. On October 31, 2003, the DTE rendered its decision on the Boston Gas Company's proposal and approved a $26 million increase in base revenues with an allowed return on equity of 10.2% assuming an equal balance of debt and equity. The DTE also approved a true-up mechanism for pension and other postretirement benefit costs under which variations between actual pension and other postretirement benefit costs and amounts used to establish rates are deferred and collected from or refunded to customers in subsequent periods through an adjustment clause. This true-up mechanism allows for carrying charges on deferred assets and liabilities at Boston Gas Company's weighted-average cost of capital.

The DTE also approved a Performance Based Rate Plan (the "Plan") for up to ten years. The Plan allows for an annual revenue adjustment based on inflation, less a .41 percent-productivity adjustment.

For additional information regarding KeySpan's current gas distribution rate agreements, see KeySpan's Annual Report on Form 10-K for the Year Ended December 31, 2002, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations "Regulation and Rate Matters."

Electric Rate Matters

A KeySpan subsidiary sells to LIPA all of the capacity and, to the extent requested, energy conversion services from our existing Long Island based oil and gas-fired generating plants. Sales of capacity and energy conversion services are made under rates approved by the FERC. The current FERC approved rates, which have been in effect since May 1998, are set to expire on December 31, 2003. KeySpan filed with the FERC an updated cost of service for our existing Long Island based oil and gas-fired generating plants on October 31, 2003. The rate filing included, among other things, an annual revenue increase of 2.1% or approximately $6.4 million, a return on equity of 11%, updated operating and maintenance expense levels and recovery of certain other costs. It is anticipated that the new rates will be in effect for a five-year period beginning January 1, 2004.

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

The SEC's order issued on November 8, 2000, in connection with our acquisition of Eastern Enterprises and EnergyNorth, Inc. as amended on December 6, 2002 and February 14, 2003, provides us with, among other things, authorization to do the following through December 31, 2003 (the "Authorization Period"): (a) subject to an aggregate amount of $5.8 billion, (i) maintain existing financing agreements,
(ii) issue and sell up to $2.2 billion of additional securities in compliance with certain defined parameters, (iii) issue additional guarantees and other forms of credit support in an aggregate amount of $2.0 billion at any time in addition to any such securities, guarantees and credit support outstanding or existing as of November 8, 2000, and (iv) amend, renew, extend, supplement or replace any of the foregoing; (b) issue shares of common stock or reissue shares of common stock held in treasury under dividend reinvestment and stock-based management incentive and employee benefit plans; (c) maintain existing and enter into additional hedging transactions with respect to outstanding indebtedness in order to manage and minimize interest rate costs; (d) invest up to $2.2 billion in exempt wholesale generators; and (e) pay dividends out of capital and unearned surplus as well as paid-in-capital with respect to certain subsidiaries, subject to certain limitations. In addition, we have committed that during the Authorization Period, our common equity will be at least 30% of our consolidated capitalization and each of our utility subsidiaries' common equity will be at least 30% of such entity's capitalization. At September 30, 2003, our consolidated common equity was 39.6% of our consolidated capitalization, including commercial paper and each of our utility subsidiaries common equity was at least 35% of its respective capitalization. As previously mentioned, we have filed a new application requesting authorization to, among other things, issue up to an additional $3 billion of securities through December 31, 2006. It is anticipated that this authorization will be obtained before the end of the year.

Environmental Matters

KeySpan  is  subject to  various  federal,  state and local laws and  regulatory programs related to the environment. Ongoing environmental compliance activities, which have not been material, are charged to operation and maintenance activities. We estimate that the remaining cost of our manufactured gas plant ("MGP") related environmental cleanup activities, including costs associated with the Ravenswood facility, will be approximately $173.3 million and we have recorded a related liability for such amount. We have also recorded an additional $37.8 million liability representing the estimated environmental cleanup costs related to a former coal tar processing facility. Further, as of September 30, 2003, we have expended a total of $92.5 million on environmental remediation. (See Note 8 to the Consolidated Financial Statements, "Financial Guarantees and Contingencies.")

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

     - a change in the fair value of our investments that could cause a significant change in the carrying value of goodwill;

     - timely receipts of payments from our two largest customers LIPA and the NYISO; and

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

Houston Exploration has utilized collars and purchased put options, as well as over-the-counter ("OTC") swaps, to hedge the cash flow variability associated with forecasted sales of a portion of its natural gas production. As of September 30, 2003, Houston Exploration has hedged slightly less than 70% of its estimated 2003 gas production and a similar amount of its 2004 gas production. Houston Exploration used standard New York Mercantile Exchange ("NYMEX") futures prices to value its swap positions, and, in addition, used published volatility in its Black-Scholes calculation for outstanding options. The maximum length of time over which Houston Exploration has hedged such cash flow is through December 2004. The estimated amount of losses associated with such derivative instruments that are reported in Other Comprehensive Income and that are expected to be reclassified into earnings over the next twelve months is $10.5 million, or $6.8 million after-tax.

With respect to price exposure associated with fuel purchases for the Ravenswood facility, KeySpan employs standard NYMEX natural gas futures contracts and over-the-counter financially settled natural gas basis swaps to hedge the cash flow variability for a portion of forecasted purchases of natural gas. KeySpan also employs the use of financially-settled oil swap contracts to hedge the cash flow variability for a portion of forecasted purchases of fuel oil that will be consumed at the Ravenswood facility. The maximum length of time over which we have hedged cash flow variability associated with forecasted purchases of natural gas and fuel oil is through September 2005. We used standard NYMEX futures prices to value the gas futures contracts and industry published oil indices for number 6 grade fuel oil to value the oil swap contracts. The estimated amount of gains associated with all such derivative instruments that are reported in Other Comprehensive Income and that are expected to be reclassified into earnings over the next twelve months is $0.2 million, or $0.1 million after-tax.

KeySpan Canada employs natural gas swaps to lock-in a price for expected future natural gas purchases. As applicable, we used relevant natural gas indices to value the outstanding contracts. The maximum length of time over which we have hedged such cash flow variability is through October 2003. The estimated amount of gains or losses associated with such derivative instruments that are reported in Other Comprehensive Income and that are expected to be reclassified into earnings over the next twelve months is negligible at September 30, 2003.

We have also engaged in the use of cash-settled swap instruments to hedge the cash flow variability associated with a portion of forecasted peak electric energy sales from the Ravenswood facility, as well as forecasted sales of Unforced Capacity ("UCAP") to the NYISO. The maximum length of time over which we have hedged cash flow variability is through December 2004. We used NYMEX day-ahead forward pricing, as well as published NYISO day-ahead award prices to value these outstanding derivatives. The estimated amount of losses associated with such derivative instruments that are reported in Other Comprehensive Income and that are expected to be reclassified into earnings over the next twelve months is $1.3 million, or $0.8 million after-tax.

KeySpan Canada also employs electricity swap contracts to lock-in the purchase price of electricity needed to operate its gas processing plants. These contracts are not exchange-traded and local published indices were used to value these outstanding swap agreements. The maximum length of time over which we have hedged such cash flow variability is through December 2003. The estimated amount of losses associated with such derivative instruments that are reported in Other Comprehensive Income and that are expected to be reclassified into earnings over the next twelve months is $0.4 million, or $0.3 million after-tax.

The following tables set forth selected financial data associated with these derivative financial instruments noted above that were outstanding at September 30, 2003.

------------------------------------------------------------------------------------------------------------------------------------
                                   Year of    Volumes        Floor        Ceiling        Fixed Price      Current Price   Fair Value
        Type of Contract           Maturity    (mmcf)         ($)            ($)             ($)               ($)          ($000)
------------------------------------------------------------------------------------------------------------------------------------
             Gas
Collars                              2003       13,800            3.48          4.91                -      4.43 - 5.08       (4,085)
                                     2004       64,100     3.50 - 4.50   4.75 - 7.00                -      4.70 - 5.26       (7,757)

Put Options - Short Natural Gas      2004        9,100            5.00             -                -      5.11 - 5.26        4,228

Swaps/Futures - Short Natural Gas    2003        3,711               -             -             3.19      4.43 - 5.08       (5,842)
                                     2004       14,640               -             -             4.96      4.76 - 5.26        1,152

Swaps/Futures - Long Natural Gas     2004           50               -             -      5.11 - 5.14      4.71 - 4.72          (25)
                                     2005           10               -             -             4.95             4.46           (5)

------------------------------------------------------------------------------------------------------------------------------------
                                               105,411                                                                      (12,334)
------------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
                                      Year of          Volumes         Fixed Price          Current Price       Fair Value
      Type of Contract                Maturity        (Barrels)             ($)                  ($)              ($000)
--------------------------------------------------------------------------------------------------------------------------
            Oil
Swaps - Long Fuel Oil                   2003            55,367         20.60 - 30.07        28.54 - 29.80             204
                                        2004           100,548         20.55 - 29.60        25.88 - 28.61              37
                                        2005            28,000         24.65 - 27.25        25.25 - 25.59             (31)
--------------------------------------------------------------------------------------------------------------------------
                                                       183,915                                                        210
--------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
                                 Year of                                 Fixed Price          Current Price         Fair Value
      Type of Contract           Maturity      Capacity       MWh             ($)                  ($)                 ($000)
------------------------------------------------------------------------------------------------------------------------------
        Electricity
Swaps - Energy                     2003                      222,464     15.00 - 67.44        15.90 - 42.98             (613)
                                   2004                      340,800     14.00 - 26.50        17.15 - 41.96             (953)

Swaps - Capacity                   2003           100                             7.00                 6.98                2
                                   2004           200                             7.00                 6.98                4

------------------------------------------------------------------------------------------------------------------------------
                                                  300        563,264                                                  (1,560)
------------------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------
(In Thousands of Dollars)                                                2003
Change in Fair Value of Derivative Hedging Instruments                  ($000)
-------------------------------------------------------------------------------
Fair value of contracts at January 1,                                $ (32,628)
Net losses on contracts realized                                        30,157
(Decrease) in fair value of all open contracts                         (11,213)
-------------------------------------------------------------------------------
Fair value of contracts outstanding at September 30,                 $ (13,684)
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
(In Thousands of Dollars)
-------------------------------------------------------------------------------------------------------
                                                      Fair Value of Contracts
-------------------------------------------------------------------------------------------------------
                                                     Maturity             Maturity              Total
Sources of Fair Value                              In 12 Months         Through 2005         Fair Value
-------------------------------------------------------------------------------------------------------
Prices actively quoted                             $  (9,251)             $   (215)          $  (9,466)
Prices provided by external sources                       (5)                    -                  (5)
Prices based on models and
    other valuation methods                           (1,223)               (1,636)             (2,859)
Local published indicies                              (1,413)                   59              (1,354)
-------------------------------------------------------------------------------------------------------
                                                   $ (11,892)             $ (1,792)          $ (13,684)
-------------------------------------------------------------------------------------------------------

NYMEX futures are also used to economically hedge the cash flow variability associated with the purchase of fuel for a portion of our fleet vehicles. Further, KeySpan Canada has a portfolio of financially-settled natural gas collars and swap transactions for natural gas liquids. Such contracts are executed by KeySpan Canada to: (i) fix the price that is paid or received by KeySpan Canada for certain physical transactions involving natural gas and natural gas liquids and (ii) transfer the price exposure to counterparties. These derivative financial instruments do not qualify for hedge accounting under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." At September 30, 2003, these instruments had a net fair market value of $1.3 million, which was recorded on the Consolidated Balance Sheet. Based on the non-hedge designation of these instruments, the gain was recognized in the Consolidated Statement of Income.

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

The following table sets forth selected financial data associated with these derivative financial instruments that were outstanding at September 30, 2003.

------------------------------------------------------------------------------------------------------------------------------------
                           Year of     Volumes        Floor          Ceiling        Fixed Price        Current Price      Fair Value
     Type of Contract      Maturity      mmcf          ($)             ($)             ($)                 ($)              ($000)
------------------------------------------------------------------------------------------------------------------------------------
Options                      2003        2,650     4.00 - 5.00     5.15 - 6.00               -         4.90 - 5.13             (712)
                             2004        7,420     4.00 - 5.00     5.15 - 6.00               -         4.83 - 5.25             (411)

Swaps                        2003       10,710               -               -     5.00 - 6.23         4.90 - 5.13           (5,304)
                             2004       20,530               -               -     4.42 - 6.23         4.83 - 5.25           (6,848)
------------------------------------------------------------------------------------------------------------------------------------
                                        41,310                                                                              (13,275)
------------------------------------------------------------------------------------------------------------------------------------

Physically-Settled Commodity Derivative Instruments: Derivative Implementation Group ("DIG") Issue C15 and C16 of SFAS 133, as amended and interpreted, ("SFAS 133") establishes criteria that must be satisfied in order for option-type and forward contracts in electricity to be exempted as normal purchases and sales, and relates to the exemption (as normal purchases and normal sales) of contracts that combine a forward contract and a purchased option contract. Based upon a continuing review of our physical gas and electric commodity contracts, we determined that certain contracts for the physical purchase of natural gas associated with our regulated gas utilities are not exempt as normal purchases from the requirements of SFAS 133. At September 30, 2003, the fair value of these contracts was $2.8 million. Since these contracts are for the purchase of natural gas sold to regulated firm gas sales customers, the accounting for these contracts is subject to SFAS 71. Therefore, changes in the market value of these contracts have been recorded as a Regulatory Asset or Regulatory Liability on the Consolidated Balance Sheet.

Interest Rate Derivative Instruments: In May 2003, we entered into interest rate swap agreements in which we swapped $250 million of 7.25 % fixed rate debt to floating rate debt. Under the terms of the agreements, we will receive the fixed coupon rate associated with these bonds and pay our swap counterparties a variable interest rate based on LIBOR, that is reset on a semi-annual basis.

These swaps are designated as fair-value hedges and qualify for "short-cut" hedge accounting treatment under SFAS 133. During the period ended September 30, 2003, we paid our counterparty an interest rate of 6.42%, and as a result, we realized interest savings of $0.4 million. The fair market value of this derivative was $1.4 million at September 30, 2003.

During 2002, we had interest rate swap agreements in which we swapped approximately $1.3 billion of fixed rate debt to floating rate debt. Under the terms of the agreements, we received the fixed coupon rate associated with these bonds and paid the swap counterparties a variable interest rate that was reset on a quarterly basis. These swaps were designated as fair-value hedges and qualified for "short-cut" hedge accounting treatment under SFAS 133. In 2002, we terminated two of these interest rate swap agreements with an aggregate notional amount of $1.0 billion. The remaining swap, which had a notional amount of $270.0 million, was terminated on February 25, 2003. We received $18.4 million from our swap counterparties as a result of the latter termination, of which $8.1 million represented accrued swap interest. The difference between the termination settlement amount and the amount of accrued interest, $10.3 million, was recorded to earnings in the first quarter of 2003. This swap was used to hedge a portion of our outstanding promissory notes to LIPA. As discussed in
Note 5 "Long-Term Debt," we called a portion of these promissory notes during the first quarter of 2003.

Additionally, we had an interest rate swap agreement that hedged the cash flow variability associated with the forecasted issuance of a series of commercial paper offerings. This hedge expired in March 2003.

Weather Derivatives: The utility tariffs associated with KEDNE's operations do not contain weather normalization adjustments. As a result, fluctuations from normal weather may have a significant positive or negative effect on the results of these operations. To mitigate a substantial portion of the effect of fluctuations from normal weather on our financial position and cash flows, we sold heating degree-day call options and purchased heating-degree day put options for the November 2002-March 2003 winter season. With respect to sold call options, KeySpan was required to make a payment of $40,000 per heating degree day to its counterparties when actual weather experienced during the November 2002 - March 2003 time frame was above 4,470 heating degree days, which equates to approximately 1% colder than normal weather. With respect to purchased put options, KeySpan would have received a $20,000 per heating degree day payment from its counterparties when actual weather was below 4,150 heating degree days, or approximately 7% warmer than normal. Based on the terms of such contracts, we account for such instruments pursuant to the requirements of EITF 99-2, "Accounting for Weather Derivatives." In this regard, such instruments were accounted for using the "intrinsic value method" as set forth in such guidance. During the first quarter of 2003, weather was 10% colder than normal and, as a result, $11.9 million has been recorded as a reduction to revenues.

In October 2003, we entered into heating-degree day call and put options to mitigate the effect of fluctuations from normal weather on KEDNE's financial position and cash flows for the 2003/2004 winter heating season - November 2003 through March 2004. With respect to sold call options, KeySpan will be required to make a payment of $27,500 per heating degree day to its counterparties when actual weather experienced during this time frame is above 4,440 heating degree days, which equates to approximately 2% colder than normal weather, based on the most recent 20-year average for normal weather. The maximum amount KeySpan may be required to pay on its sold call options is $5.5 million. With respect to purchased put options, KeySpan will receive a $27,500 per heating degree day payment from its counterparties when actual weather is below 4,266 heating degree days, or approximately 2% warmer than normal. The maximum amount KeySpan may receive on its purchased put options is $11 million. The total premium cost for these options was $0.4 million. We will account for these derivatives pursuant to the requirements of EITF 99-2.

Derivative contracts are primarily used to manage exposure to market risk arising from changes in commodity prices and interest rates. In the event of non-performance by a counterparty to a derivative contract, the desired impact may not be achieved. The risk of counterparty non-performance is generally considered a credit risk and is actively managed by assessing each counterparty credit profile and negotiating appropriate levels of collateral and credit support.


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

An evaluation of the effectiveness of KeySpan's disclosure controls and procedures as of September 30, 2003 was conducted under the supervision and with the participation of KeySpan's Chief Executive Officer and Chief Financial Officer. Based on that evaluation, KeySpan's Chief Executive Officer and Chief Financial Officer have concluded that KeySpan's disclosure controls and procedures were adequate and designed to ensure that material information relating to KeySpan and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared. Furthermore, there has been no change in KeySpan's internal control over financial reporting, identified in connection with the evaluation of such control, that occurred during KeySpan's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, KeySpan's internal control over financial reporting. Refer to the Certifications by KeySpan's Chief Executive Officer and Chief Financial Officer filed as exhibits 31.1 and 31.2 to this report.

PART II.  OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings

See Note 8 to the Consolidated Financial Statements "Financial Guarantees and Contingencies."

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

31.1*Certification  of the  Chairman  and Chief  Executive  Officer  pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*Certification  of the  Chairman  and Chief  Executive  Officer  pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

In our report on Form 8-K dated On August 6, 2003, we reported that KeySpan had issued a press release concerning, among other things, its financial results for the quarter ended June 30, 2003.

In our report on Form 8-K dated September 26, 2003, we reported that KeySpan had issued a press release announcing the election of Robert J. Fani as President and Chief Operating Officer, the election of Steven L. Zelkowitz as President, Energy Assets and Supply Group and the continued role of Wallace P. Parker Jr., as President, Energy Delivery and Customer Relationship Group.

In our report on Form 8-K dated October 15, 2003, we reported that our subsidiary, KeySpan Generation, LLC had agreed to pay $400,000 to settle a proceeding in which a jury rendered a verdict against KeySpan Generation, LLC and other defendants in the amount of $47 million for injuries from asbestos exposure at generating facilities formerly owned by the Long Island Lighting Company and others.
----------------------
*Filed Herewith

                      KEYSPAN CORPORATION AND SUBSIDIARIES
                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned there unto duly authorized.

                                                 KEYSPAN CORPORATION
                                                    (Registrant)



Date: November 5, 2003                        /s/ Gerald Luterman
                                                  ------------------
                                                  Gerald Luterman
                                                  Executive Vice President and
                                                  Chief Financial Officer