Form 10-Q
period 2004-03-31
KEYSPAN CORP
filed 2004-04-30
CIK 1062379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the quarterly period
                         ended March 31, 2004 TRANSITION
                        REPORT PURSUANT TO SECTION 13 OR
                                      15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[_X_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).[_X_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Class of Common Stock                             Outstanding at April 16, 2004
 ---------------------                             -----------------------------
    $.01 par value                                          160,164,056

                      KEYSPAN CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----

                               Part I.   FINANCIAL INFORMATION          Page No.
                                                                        --------

Item 1. Financial Statements

           Consolidated Balance Sheet -
           March 31, 2004 and December 31, 2003                           3

           Consolidated Statement of Income -
           Three Months Ended March 31, 2004 and 2003                     5

           Consolidated Statement of Cash Flows -
           Three Months Ended March 31, 2004 and 2003                     6

           Notes to Consolidated Financial Statements                     7

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            30

Item 3. Quantitative and Qualitative Disclosures
           About Market Risk                                              57

                               Part II.   OTHER INFORMATION

Item 1. Legal Proceedings                                                 61

Item 6. Exhibits and Reports on Form 8-K                                  61

Signatures                                                                61

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------

(In Thousands of Dollars)                                    March 31, 2004         December 31, 2003
---------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
    Cash and temporary cash investments                         $    256,940            $    205,751
    Accounts receivable                                            1,384,598               1,029,459
    Unbilled revenue                                                 460,460                 505,633
    Allowance for uncollectible accounts                             (91,016)                (79,184)
    Gas in storage, at average cost                                  154,072                 488,521
    Material and supplies, at average cost                           118,772                 121,415
    Other                                                             69,519                 115,304
                                                   ---------------------------- ---------------------
                                                                   2,353,345               2,386,899
                                                   ---------------------------- ---------------------

Investments and  Other                                               256,372                 248,565

Property
    Gas                                                            6,590,421               6,522,251
    Electric                                                       2,671,594               2,636,537
    Other                                                            429,716                 425,576
    Accumulated depreciation                                      (2,655,711)             (2,610,876)
    Gas exploration and production, at cost                        3,157,026               3,088,242
    Accumulated depletion                                         (1,229,368)             (1,167,427)
                                                   ---------------------------- ---------------------
                                                                   8,963,678               8,894,303
                                                   ---------------------------- ---------------------

Deferred Charges
    Regulatory assets                                                554,563                 578,383
    Goodwill and other intangible assets                           1,810,161               1,809,712
    Other                                                            741,613                 722,320
                                                   ---------------------------- ---------------------
                                                                   3,106,337               3,110,415
                                                   ---------------------------- ---------------------

Total Assets                                                    $ 14,679,732            $ 14,640,182
                                                   ============================ =====================

        See accompanying Notes to the Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------

                                (In Thousands of Dollars)                March 31, 2004          December 31, 2003
------------------------------------------------------------------------------------------------------------------
LIABILITIES AND CAPITALIZATION
Current Liabilities
    Current redemption of long-term debt                                    $      1,471             $      1,471
    Accounts payable and other liabilities                                       950,861                1,141,597
    Commercial paper                                                             294,150                  481,900
    Dividends payable                                                             72,070                   72,289
    Taxes accrued                                                                197,686                   46,580
    Customer deposits                                                             41,028                   40,370
    Interest accrued                                                             102,967                   64,609
                                                               -------------------------- ------------------------
                                                                               1,660,233                1,848,816
                                                               -------------------------- ------------------------

Deferred Credits and Other Liabilities
    Regulatory liabilities:
          Miscellaneous liabilities                                               93,110                  104,034
          Removal cost recovered                                                 462,585                  450,034
    Deferred income tax                                                        1,250,672                1,278,341
    Postretirement benefits and other reserves                                 1,060,525                  961,962
    Other                                                                        162,713                  121,790
                                                               -------------------------- ------------------------
                                                                               3,029,605                2,916,161
                                                               -------------------------- ------------------------

Commitments and Contingencies (See Note 6)                                             -                        -

Capitalization
    Common stock                                                               3,492,116                3,487,645
    Retained earnings                                                            796,410                  621,430
    Other comprehensive income                                                   (89,309)                 (59,932)
    Treasury stock                                                              (366,691)                (378,487)
                                                               -------------------------- ------------------------
         Total common shareholders' equity                                     3,832,526                3,670,656
    Preferred stock                                                               83,433                   83,568
    Long-term debt                                                             5,537,456                5,611,432
                                                               -------------------------- ------------------------
Total Capitalization                                                           9,453,415                9,365,656
                                                               -------------------------- ------------------------

Minority Interest in Subsidiary Companies                                        536,479                  509,549
                                                               -------------------------- ------------------------
Total Liabilities and Capitalization                                        $ 14,679,732             $ 14,640,182
                                                               ========================== ========================


        See accompanying Notes to the Consolidated Financial Statements.

                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------
                                                                                    Three Months Ended March 31,
(In Thousands of Dollars, Except Per Share Amounts)                                  2004                  2003
------------------------------------------------------------------------------------------------------------------
Revenues
     Gas Distribution                                                            $ 1,927,779          $ 1,832,701
     Electric Services                                                               359,136              397,700
     Energy Services                                                                 129,059              129,065
     Gas Exploration and Production                                                  152,419              127,847
     Energy Investments                                                               27,180               25,212
                                                                    ----------------------------------------------
Total Revenues                                                                     2,595,573            2,512,525
                                                                    ----------------------------------------------
Operating Expenses
     Purchased gas for resale                                                      1,226,573            1,196,165
     Fuel and purchased power                                                        101,612               97,522
     Operations and maintenance                                                      492,466              498,189
     Depreciation, depletion and amortization                                        171,684              144,971
     Operating taxes                                                                 122,279              124,713
                                                                    ----------------------------------------------
Total Operating Expenses                                                           2,114,614            2,061,560
                                                                    ----------------------------------------------

Income from equity investments                                                         5,717                5,729
                                                                    ----------------------------------------------
Operating Income                                                                     486,676              456,694
                                                                    ----------------------------------------------
Other Income and (Deductions)
     Interest charges                                                                (84,066)             (68,939)
     Gain on sale of subsidiary stock                                                      -               19,020
     Cost of debt redemption                                                               -              (18,194)
     Minority interest                                                               (20,293)             (18,054)
     Other                                                                             2,761               15,397
                                                                    ----------------------------------------------
Total Other Income and (Deductions)                                                 (101,598)             (70,770)
                                                                    ----------------------------------------------

Income Taxes
     Current                                                                         147,702              129,575
     Deferred                                                                        (10,320)              13,258
                                                                    ----------------------------------------------
Total Income Taxes                                                                   137,382              142,833
                                                                    ----------------------------------------------

Earnings Before Effect of Change in Accounting Principle                             247,696              243,091
Cummulative Effect of Change in Accounting Principle                                       -                  174
                                                                    ----------------------------------------------

Net Income                                                                           247,696              243,265
Preferred stock dividend requirements                                                  1,461                1,461
                                                                    ----------------------------------------------
Earnings for Common Stock                                                        $   246,235          $   241,804
                                                                    ==============================================
Basic Earnings Per Share:
  Before Change in Accounting Principle,
         less preferred stock dividends                                          $      1.54          $      1.54
  Change in Accounting Principle                                                           -                    -
                                                                    ----------------------------------------------
Basic Earnings Per Share                                                         $      1.54          $      1.54
                                                                    ==============================================
Diluted Earnings Per Share
  Before Change in Accounting Principle,
         less preferred stock dividends                                          $      1.53          $      1.53
  Change in Accounting Principle                                                           -                    -
                                                                    ----------------------------------------------
Diluted Earnings Per Share                                                       $      1.53          $      1.53
                                                                    ==============================================
Average Common Shares Outstanding (000)                                              159,892              156,886
Average Common Shares Outstanding - Diluted (000)                                    161,164              158,045

     See accompanying Notes to the Consolidated Financial Statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------
                                                                            Three Months Ended March 31,
(In Thousands of Dollars)                                                      2004               2003
---------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                  $ 247,696          $ 243,265
Adjustments to reconcile net income to net
      cash provided by (used in) operating activities
    Depreciation, depletion and amortization                                  171,684            144,971
    Deferred income tax                                                       (10,320)            13,258
    Income from equity investments                                             (5,717)            (5,729)
    Dividends from equity investments                                             104                  -
    Amortization of interest rate swap                                         (2,448)            (2,500)
    (Gain) on disposal of subsidiary stock                                          -            (19,020)
    Minority interest                                                          20,293             18,054
Changes in assets and liabilities
    Accounts receivable                                                      (298,134)          (520,062)
    Materials and supplies, fuel oil and gas in storage                       337,092            201,789
    Accounts payable and other liabilities                                   (190,736)           146,311
    Taxes accrued                                                             151,106            203,411
    Interest accrued                                                           38,357              8,324
    Captive insurance                                                          43,214                  -
    Other                                                                      76,895             64,755
                                                                 ----------------------------------------
Net Cash Provided by Operating Activities                                     579,086            496,827
                                                                 ----------------------------------------
Investing Activities
    Construction expenditures                                                (220,224)          (220,779)
    Cost of removal                                                            (6,204)            (6,938)
    Proceeds from monetization of Houston Exploration                               -             79,200
    Proceeds from sale of property                                             13,138                  -
                                                                 ----------------------------------------
Net Cash Used in Investing Activities                                        (213,290)          (148,517)
                                                                 ----------------------------------------
Financing Activities
    Treasury stock issued                                                      11,796             26,307
    Equity issuance                                                                 -            473,573
    Issuance of long-term debt                                                 20,000             39,161
    Payment of long-term debt                                                 (94,853)           (72,565)
    Payment of commercial paper                                              (187,750)          (238,365)
    Redemption of promissory notes                                                  -           (447,005)
    Preferred stock dividends paid                                             (1,461)            (1,461)
    Common stock dividends paid                                               (71,474)           (63,557)
    Other                                                                       9,135              9,047
                                                                 ----------------------------------------
Net Cash Used in Financing Activities                                        (314,607)          (274,865)
                                                                 ----------------------------------------
Net Increase in Cash and Cash Equivalents                                   $  51,189          $  73,445
Cash and Cash Equivalents at Beginning of Period                              205,751            170,617
                                                                 ----------------------------------------
Cash and Cash Equivalents at End of Period                                  $ 256,940          $ 244,062
                                                                 ========================================

     Cash equivalents are short-term marketable securities purchased with maturities of three months or less that were carried at cost which approximates fair value.

     See accompanying Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

KeySpan Corporation (referred to in the Notes to the Financial Statements as "KeySpan," "we," "us" and "our") is a registered holding company under the Public Utility Holding Company Act of 1935, as amended ("PUHCA"). KeySpan operates six regulated utilities that distribute natural gas to approximately
2.5 million customers in New York City, Long Island, Massachusetts and New Hampshire, making KeySpan the fifth largest gas distribution company in the United States and the largest in the Northeast. We also own and operate electric generating plants in Nassau and Suffolk Counties on Long Island and in Queens County in New York City and are the largest electric generation operator in New York State. Under contractual arrangements, we provide power, electric transmission and distribution services, billing and other customer services for approximately one million electric customers of the Long Island Power Authority ("LIPA"). KeySpan's other subsidiaries are involved in gas and oil exploration and production; underground gas storage; liquefied natural gas storage; retail electric marketing; appliance service; plumbing; heating, ventilation and air conditioning and other mechanical services; large energy-system ownership, installation and management; engineering and consulting services; and fiber optic services. We also invest and participate in the development of natural gas pipelines, electric generation and other energy-related projects, domestically and internationally. (See Note 2 "Business Segments" for additional information on each operating segment.)

1. BASIS OF PRESENTATION

In our opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly KeySpan's financial position as of March 31, 2004, and the results of operations for the three months ended March 31, 2004 and March 31, 2003, as well as cash flows for the three months ended March 31, 2004 and March 31, 2003. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in KeySpan's Annual Report on Form 10K for the year ended December 31, 2003. The December 31, 2003 financial statement information has been derived from the 2003 audited financial statements. Income from interim periods may not be indicative of future results. Certain reclassifications were made to conform prior period financial statements to the current period financial statement presentation.

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

We have approximately 3.6 million common stock options outstanding at March 31, 2004, that were not included in the calculation of diluted EPS since the exercise price associated with these options was greater than the average market price of our common stock.

Under the requirements of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" our basic and diluted EPS are as follows:

---------------------------------------------------------------------------------------------------------
                                                                             Three Months Ended March 31,
(In Thousands of Dollars, Except Per Share Amounts)                            2004               2003
---------------------------------------------------------------------------------------------------------
Earnings for common stock                                                   $ 246,235          $ 241,804
Interest savings on convertible preferred stock                                   129                133
Houston Exploration dilution                                                      (81)               (87)
---------------------------------------------------------------------------------------------------------
Earnings for common stock - adjusted                                        $ 246,283          $ 241,850
---------------------------------------------------------------------------------------------------------
Weighted average shares outstanding (000)                                     159,892            156,886
Add dilutive securities:
Options                                                                         1,050                931
Convertible preferred stock                                                       222                228
---------------------------------------------------------------------------------------------------------
Total weighted average shares outstanding - assuming dilution                 161,164            158,045
---------------------------------------------------------------------------------------------------------
Basic earnings per share                                                    $    1.54          $    1.54
---------------------------------------------------------------------------------------------------------
Diluted earnings per share                                                  $    1.53          $    1.53
---------------------------------------------------------------------------------------------------------


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

The Electric Services segment consists of subsidiaries that: operate the electric transmission and distribution system owned by LIPA; own and provide capacity to and produce energy for LIPA from our generating facilities located on Long Island; and manage fuel supplies for LIPA to fuel our Long Island generating facilities. These services are provided in accordance with long-term service contracts having remaining terms that range from three to eleven years and power purchase agreements for 23 years. The Electric Services segment also includes subsidiaries that own, lease and operate the 2,450 megawatt ("MW") Ravenswood electric generation facility ("Ravenswood facility"), located in Queens, New York, which includes the recently completed 250 MW combined cycle electric generating facility located at the Ravenswood site (see below). All of the energy, capacity and ancillary services related to the Ravenswood facility is sold to the New York Independent System Operator ("NYISO") energy markets. The Electric Services segment also provides retail marketing of electricity to commercial customers.

We are currently in the process of structuring a leveraged lease financing for the new 250 megawatt electric generating facility located at the existing Ravenswood site, and are seeking to close this transaction in May to coincide with the commencement of full commercial operation of the new facility. At the closing, the new facility will be acquired by the lessor from our subsidiary, KeySpan Ravenswood, LLC, and simultaneously leased back to it. All obligations of our subsidiary under the lease will be unconditionally guaranteed by KeySpan. We anticipate that this lease transaction will generate cash proceeds equivalent to the fair market value of the facility, as determined by a third-party appraiser. It is expected that the cash proceeds from this transaction will be used to redeem outstanding commercial paper. This lease transaction is intended to qualify as an operating lease under SFAS 98 "Accounting for Leases:
Sale/Leaseback Transactions Involving Real Estate; Sales-Type Leases of Real Estate; Definition of the Lease Term; an Initial Direct Costs of Direct Financing Leases, an amendment of FASB Statements No.13, 66, 91 and a rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11." The lease will have an initial term of 36 years and operating lease expense is anticipated to be between $15 million to $17 million per year. Lease payments will fluctuate from year to year, but are substantially paid over the first 16 years.

The Energy Services segment includes companies that provide energy-related and a minimal amount of fiber optic services to customers primarily located within the Northeastern United States, with concentrations in the New York City metropolitan area, including New Jersey and Connecticut, as well as Rhode Island, Pennsylvania, Massachusetts and New Hampshire, through the following lines of business: (i) Home Energy Services, which provides residential and small commercial customers with service and maintenance of energy systems and appliances; and (ii) Business Solutions, which provides plumbing, heating, ventilation, air conditioning and mechanical services, as well as operation and maintenance, design, engineering and consulting services to commercial and industrial customers.

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

Subsidiaries in this segment also hold a 20% equity interest in the Iroquois Gas Transmission System LP, a pipeline that transports Canadian gas supply to markets in the Northeastern United States and a 50% interest in the Premier Transmission Pipeline in Northern Ireland. At March 31, 2004, we had an approximate 61% investment in certain midstream natural gas assets in Western Canada through KeySpan Energy Canada Partnership ("KeySpan Canada"). With the exception of KeySpan Canada, which is consolidated in our financial statements, these subsidiaries are accounted for under the equity method.

On April 1, 2004, The KeySpan Facilities Income Fund (the "Fund") issued 15.617 million units at a price of $12.60 per unit for gross total proceeds of approximately CDN$196.8 million. The proceeds of the offering were used to acquire an additional 35.91% interest in the business of KeySpan Canada from KeySpan. KeySpan received net proceeds of approximately CDN$186.3 million (or approximately US$140 million), after commissions and expenses. The Fund's ownership in KeySpan Canada has now increased from 39.1% to approximately 75%. KeySpan's ownership of KeySpan Canada is now approximately 25%. KeySpan expects to record a pre-tax gain of approximately $20 million on this transaction, which will be reflected in its earnings in the second quarter of 2004. The proceeds from the transaction will be used to redeem outstanding debt.

The accounting policies of the segments are the same as those used for the preparation of the Consolidated Financial Statements. The segments are strategic business units that are managed separately because of their different operating and regulatory environments. Operating results of our segments are evaluated by management on an operating income basis. At March 31, 2004, the total assets of each reportable segment have not changed materially from those levels reported at December 31, 2003. However, in the first quarter of 2004 we reclassified the operating results of our electric marketing subsidiary from the Energy Services segment to the Electric Services segment. As a result we restated the financial results for the first quarter of 2003. The reportable segment information is as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                               Energy Investments
                                                                           -------------------------
                                                                              Gas
                                                                           Exploration
                                          Gas       Electric     Energy       and          Other
(InThousands of Dollars)             Distribution   Services    Services   Production    Investments    Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31, 2004
Unaffiliated revenue                   1,927,779     359,136    129,059      152,419       27,180               -        2,595,573
Intersegment revenue                           -           -      3,436            -        1,265          (4,701)               -
Operating Income                         379,653      47,200    (18,474)      62,108       12,922           3,267          486,676

Three Months Ended March 31, 2003
Unaffiliated revenue                   1,832,701     397,700    129,065      127,847       25,212               -        2,512,525
Intersegment revenue                           -          25      1,426            -        1,252          (2,703)               -
Operating Income                         364,937      39,644     (9,122)      55,590       10,124          (4,479)         456,694
-----------------------------------------------------------------------------------------------------------------------------------

Eliminating  items  include  intercompany   interest  income  and  expense,  the
elimination of certain intercompany accounts, as well as activities of our corporate and administrative areas.

Because of the nature of our Electric Services business, electric revenues are derived from two large customers - the NYISO and LIPA. Electric Services revenues from these customers of $345.6 million and $334.4 million for the three months ended March 31, 2004 and 2003 represent approximately 13% of our consolidated revenues in both periods.

3. COMPREHENSIVE INCOME

The table below indicates the components of comprehensive income:

------------------------------------------------------------------------------------------------------------------------
                                                                                          Three Months Ended March 31,
(In Thousands of Dollars)                                                                 2004                    2003
------------------------------------------------------------------------------------------------------------------------
Net Income                                                                             $ 247,696              $ 243,265
------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax
Net losses (gains) on derivative instruments                                              11,029                  2,354
Foreign currency translation adjustments                                                  (1,896)                 9,753
Unrealized gains (losses) on marketable securities                                           513                 (3,156)
Settlement of derivative premiums                                                          3,437                      -
Unrealized losses on derivative financial instruments                                    (42,458)               (14,749)
------------------------------------------------------------------------------------------------------------------------
Other comprehensive loss, net of tax                                                     (29,375)                (5,798)
------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                                   $ 218,321              $ 237,467
------------------------------------------------------------------------------------------------------------------------
Related tax (benefit) expense
Net losses (gains) on derivative instruments                                               5,939                  1,267
Foreign currency translation adjustments                                                  (1,021)                 5,252
Unrealized gains (losses) on marketable securities                                           274                 (1,699)
Settlement of derivative premiums                                                          1,851                      -
Unrealized losses on derivative financial instruments                                    (22,862)                (7,942)
------------------------------------------------------------------------------------------------------------------------
Total Tax (Benefit) Expense                                                            $ (15,819)             $  (3,122)
------------------------------------------------------------------------------------------------------------------------


4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS

Financially-Settled Commodity Derivative Instruments - Hedging Activities: From time to time, KeySpan subsidiaries have utilized derivative financial instruments, such as futures, options and swaps, for the purpose of hedging the cash flow variability associated with changes in commodity prices. KeySpan is exposed to commodity price risk primarily with regard to its gas exploration and production activities and its electric generating facilities. Derivative financial instruments are employed by Houston Exploration to hedge cash flow variability associated with forecasted sales of natural gas. The Ravenswood facility uses derivative financial instruments to hedge the cash flow variability associated with the purchase of natural gas and oil that will be consumed during the generation of electricity. The Ravenswood facility also hedges the cash flow variability associated with a portion of on-peak electric energy sales.

The majority of these derivative financial instruments are cash flow hedges that qualify for hedge accounting under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," collectively SFAS 133, and are not considered held for trading purposes as defined by current accounting literature. Accordingly, we carry the fair market value of our derivative instruments on the Consolidated Balance Sheet as either a current or deferred asset or liability, as appropriate, and defer the effective portion of unrealized gains or losses in accumulated other comprehensive income. Gains and losses are reclassified from accumulated other comprehensive income to the Consolidated Statement of Income in the period the hedged transaction effects earnings. Gains and losses are reflected as a component of either revenue or fuel and purchased power depending on the hedged transaction. Hedge ineffectiveness results from changes during the period in the price differentials between the index price of the derivative contract and the index price at the point of sale for the cash flow that is being hedged, and is recorded directly to earnings.

Houston Exploration has utilized collars and purchased put options, as well as over-the-counter ("OTC") swaps, to hedge the cash flow variability associated with forecasted sales of a portion of its natural gas production. At March 31, 2004, Houston Exploration has hedge positions in place for approximately 70% of its estimated 2004 gas production, with an effective floor price of $4.26 and an effective ceiling price of $5.85. Further, Houston Exploration has hedge positions in place for approximately 60% of its estimated 2005 gas production, with an effective floor price of $4.57 and an effective ceiling price of $5.46. Houston Exploration uses standard New York Mercantile Exchange ("NYMEX") futures prices to value its swap positions and, in addition, uses published volatility in its Black-Scholes calculation for outstanding options. The maximum length of time over which Houston Exploration has hedged such cash flow variability is through December 2005. The fair market value of these derivative instruments at March 31, 2004 was a liability of $83.8 million. The estimated amount of losses associated with such derivative instruments that are reported in other comprehensive income and that are expected to be reclassified into earnings over the next twelve months is $63.5 million, or approximately $41 million after-tax. For the first three months of 2004, Houston Exploration recorded an unrealized loss of $1.0 million ($0.7 million net of tax) representing the ineffective portion of its derivative instruments.

With respect to price exposure associated with fuel purchases for the Ravenswood facility, KeySpan employs standard NYMEX natural gas futures contracts to hedge the cash flow variability for a portion of forecasted purchases of natural gas. KeySpan also employs the use of financially-settled oil swap contracts to hedge the cash flow variability for a portion of forecasted purchases of fuel oil that will be consumed at the Ravenswood facility. The maximum length of time over which we have hedged cash flow variability associated with forecasted purchases of natural gas and fuel oil is through September 2005. We use standard NYMEX futures prices to value the gas futures contracts and market quoted forward prices to value oil swap contracts. The fair market value of these derivative instruments at March 31, 2004 was an asset of $0.3 million. A substantial portion of these derivative instruments, which are reported in other comprehensive income, are expected to be reclassified into earnings over the next twelve months.

We have also engaged in the use of cash-settled swap instruments to hedge the cash flow variability associated with a portion of forecasted peak electric energy sales from the Ravenswood facility. Our hedging strategy is to hedge approximately 50% of forecasted on-peak summer season electric energy sales and a portion of forecasted peak electric energy sales for the remainder of the year. The maximum length of time over which we have hedged cash flow variability is through December 2005. We use market quoted forward prices to value these outstanding derivatives. The fair market value of these derivative instruments at March 31, 2004 was a liability of $1.1 million. The estimated amount of losses associated with such derivative instruments that are reported in other comprehensive income and that are expected to be reclassified into earnings over the next twelve months is $0.6 million, or approximately $0.4 million after-tax.

The table below summarizes the fair value of each category of derivative instrument outstanding at March 31, 2004 and its related line item on the Consolidated Balance Sheet. Fair value is the amount at which derivative instruments could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale.

--------------------------------------------------------------------------------------------------------
(In Thousands of Dollars)                                       March 31, 2004        December 31, 2003
--------------------------------------------------------------------------------------------------------
Gas Contracts:
  Other current assets                                           $      47               $   3,458
  Accounts payable and other liabilities                           (63,535)                (35,592)
  Other deferred liabilities                                       (20,302)                 (4,734)

Oil Contracts:
  Other current assets                                                 257                       -
  Other deferred charges                                                 6                     385

Electric Contracts:
  Accounts payable and other liabilities                              (572)                      -
  Other deferred liabilities                                          (477)                    259
--------------------------------------------------------------------------------------------------------
                                                                 $ (84,576)              $ (36,224)
--------------------------------------------------------------------------------------------------------


Financially-Settled Commodity Derivative Instruments that Do Not Qualify for Hedge Accounting: KeySpan subsidiaries also employ a limited number of financial derivatives that do not qualify for hedge accounting treatment under SFAS 133. In 2003, we sold a "swaption" to hedge the cash flow variability associated with 50 MW of forecasted 2004 summer electric energy sales from the Ravenswood facility. The swaption is an option that gives the counterparty the right, but not the obligation, to enter into a swap transaction with KeySpan in the future at a given strike price. This swaption can be converted into a swap, at the election of the counterparty and has an expiration date of June 1, 2004. The premium payment KeySpan received was recorded as a current liability on the Consolidated Balance Sheet. The premium generally will be recorded into income at the time the swaption is either exercised or expires. An internally developed option-pricing model is used to value the swaption and at March 31, 2004, the fair value of the swaption was immaterial.

Firm Gas Sales Derivative Instruments - Regulated Utilities: We use derivative financial instruments to reduce the cash flow variability associated with the purchase price for a portion of future natural gas purchases associated with our Gas Distribution operations. Our strategy is to minimize fluctuations in firm gas sales prices to our regulated firm gas sales customers in our New York and New England service territories. The accounting for these derivative instruments is subject to SFAS 71 "Accounting for the Effects of Certain Types of Regulation." Therefore, changes in the fair value of these derivatives have been recorded as a regulatory asset or regulatory liability on the Consolidated Balance Sheet. Gains or losses on the settlement of these contracts are initially deferred and then refunded to or collected from our firm gas sales customers consistent with regulatory requirements. At March 31, 2004, these derivatives had a net fair market value of $18.4 million and are reflected as a regulatory liability on the Consolidated Balance Sheet.

Physically-Settled Commodity Derivative Instruments: SFAS 133 establishes criteria that must be satisfied in order for option contracts, forward contracts with optionality features, or contracts that combine a forward contract and a purchase option contract to be exempted as normal purchases and sales. Based upon a continuing review of our physical gas contracts, we determined that certain contracts for the physical purchase of natural gas associated with our regulated gas utilities are not exempt as normal purchases from the requirements of SFAS 133. Since these contracts are for the purchase of natural gas sold to regulated firm gas sales customers, the accounting for these contracts is subject to SFAS 71. Therefore, changes in the market value of these contracts have been recorded as a regulatory asset or regulatory liability on the Consolidated Balance Sheet. At March 31, 2004 these contracts had a net negative fair market value of $5.3 million, and are reflected as a $6.0 million regulatory asset and $0.7 million regulatory liability on the Consolidated Balance Sheet.

Interest Rate Derivative Instruments: In May 2003, we entered into interest rate swap agreements in which we swapped $250 million of 7.25% fixed rate debt to floating rate debt. Under the terms of the agreements, we received the fixed coupon rate associated with these bonds and paid our swap counterparties a variable interest rate based on LIBOR, that was reset on a semi-annual basis. These swaps were designated as fair-value hedges and qualified for "short-cut" hedge accounting treatment under SFAS 133. During the three months ended March 31, 2004, we paid our counterparty an average interest rate of 6.44%, and as a result, we realized interest savings of $0.5 million. The fair market value of this derivative was $2 million at March 31, 2004.

On April 7, 2004 we terminated these swap agreements and received $1.2 million from our swap counterparties, of which $0.7 million represented accrued swap interest. The difference between the termination settlement amount and the amount of accrued interest, $0.5 million, will be recorded as a reduction to interest expense over the remaining life of the bond.

Weather Derivatives: The utility tariffs associated with KEDNE's operations do not contain weather normalization adjustments. As a result, fluctuations from normal weather may have a significant positive or negative effect on the results of these operations. In October 2003, we entered into heating-degree day call and put options to mitigate the effect of fluctuations from normal weather on KEDNE's financial position and cash flows for the 2003/2004 winter heating season - November 2003 through March 2004. With respect to sold call options, KeySpan was required to make a payment of $27,500 per heating degree day to its counterparties when actual weather experienced during this time frame was above 4,440 heating degree days, which equates to approximately 2% colder than normal weather, based on the most recent 20-year average for normal weather. The maximum amount KeySpan was required to pay on its sold call options was $5.5 million. With respect to purchased put options, KeySpan would have received a $27,500 per heating degree day payment from its counterparties when actual weather was below 4,266 heating degree days, or approximately 2% warmer than normal. The maximum amount KeySpan would have received on its purchased put options was $11 million. The net premium cost for these options was $0.4 million. We account for these derivatives pursuant to the requirements of EITF 99-2, "Accounting for Weather Derivatives." In this regard, such instruments are accounted for using the "intrinsic value method" as set forth in such guidance. During the first quarter of 2004, weather, as measured in heating degree-days, was 9.4% colder than normal and, as a result, $4.1 million was recorded as a reduction to revenues.

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

5. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the Financial Accounting Standards Board ("FASB") issued, as a proposal, FASB Staff Position ("FSP") 106-b "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." When issued in final, this guidance will supersede FSP 106-1 issued in 2003 and will clarify the accounting and disclosure requirements for employers with postretirement benefit plans that have been or will be affected by the passage of the Medicare Prescription Drug Improvement and Modernization Act of 2003 ("the Act"). The Act introduces two new features to Medicare that an employer needs to consider in measuring its obligation and net periodic postretirement benefit costs. The effective date for the new requirements is the first interim or annual period beginning after June 15, 2004 or for KeySpan's purposes the third quarter of 2004.

KeySpan's retiree health benefit plan currently includes a prescription drug benefit that is provided to retired employees. It is anticipated that implementation of the new requirements will have a positive impact on KeySpan's results of operations and cash flows, although the magnitude of the impact can not be determined with any degree of certainty at this time.

6. FINANCIAL GUARANTEES AND CONTINGENCIES

Variable Interest Entity: KeySpan has an arrangement with a variable interest entity through which we lease a portion of the Ravenswood facility. We acquired the Ravenswood facility, then a 2,200-megawatt electric generating facility located in Queens, New York, in part, through a variable interest entity from The Consolidated Edison Company of New York, Inc. ("Consolidated Edison") on June 18, 1999 for approximately $597 million. In order to reduce the initial cash requirements, we entered into a lease arrangement ("Master Lease") with a variable interest, unaffiliated financing entity that acquired a portion of the facility, or three steam generating units, directly from Consolidated Edison and leased it to our subsidiary. The variable interest unaffiliated financing entity acquired the property for $425 million, financed with debt of $412.3 million (97% of capitalization) and equity of $12.7 million (3% of capitalization). KeySpan has no ownership interests in the units or the variable interest entity. KeySpan has guaranteed all payment and performance obligations of our subsidiary under the Master Lease. Monthly lease payments substantially equal the monthly interest expense on such debt securities.

The initial term of the Master Lease expires on June 20, 2004 and may be extended until June 20, 2009. In June 2004, we have the right to: (i) either purchase the facility for the original acquisition cost of $425 million, plus the present value of the lease payments that would otherwise have been paid through June 2009; (ii) terminate the Master Lease and dispose of the facility; or (iii) otherwise extend the Master Lease to 2009. At this time, KeySpan intends to extend the Master Lease through 2009. In June 2009, when the Master Lease terminates, we may purchase the facility in an amount equal to the original acquisition cost, subject to adjustment, or surrender the facility to the lessor. If we elect not to purchase the property, the Ravenswood facility will be sold by the lessor. We have guaranteed to the lessor 84% of the residual value of the original cost of the property.

We have classified the Master Lease as $412.3 million long-term debt on the Consolidated Balance Sheet based on our current status as primary beneficiary. Further, we have an asset on the Consolidated Balance Sheet for an amount substantially equal to the fair market value of the leased assets at the inception of the lease, less depreciation since that date, or approximately $385 million. Under the terms of our credit facility, the Master Lease has been considered debt in the ratio of debt-to-total capitalization since the inception of the lease. If our subsidiary that leases the Ravenswood facility were not able to fulfill its payment obligations with respect to the Master Lease payments, then the maximum amount KeySpan would be exposed to under its current guarantees would be $425 million, plus the present value of the remaining lease payments through June 20, 2009.

Asset Retirement Obligations: In 2003, KeySpan adopted SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 required us to record a liability and corresponding asset representing the present value of legal obligations associated with the retirement of tangible, long-lived assets. At March 31, 2004, the present value of our future asset retirement obligation ("ARO") was approximately $88.6 million, primarily related to our investment in Houston Exploration.

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

Environmental Matters


New York Sites: Within the State of New York we have identified 43 historical manufactured gas plant ("MGP") sites and related facilities, which were owned or operated by KeySpan subsidiaries or such companies' predecessors.

We have identified 28 of these sites as being associated with the historical operations of KEDNY. One site has been fully remediated. The remaining sites will be investigated and, if necessary, remediated under the terms and conditions of Administrative Orders on Consent ("ACO") or Voluntary Cleanup Agreements ("VCA"). Expenditures incurred to date by us with respect to KEDNY MGP-related activities total $42.6 million.

The remaining 15 sites have been identified as being associated with the historical operations of KEDLI. Expenditures incurred to date by us with respect to KEDLI MGP-related activities total $33.9 million. One site has been fully investigated and requires no further action. The remaining sites will be investigated and, if necessary, remediated under the conditions of ACOs or VCAs

We presently estimate the remaining cost of our KEDNY and KEDLI MGP-related environmental remediation activities will be $220.6 million, which amount has been accrued by us as a reasonable estimate of probable cost for known sites. Expenditures incurred to date by us with respect to these MGP-related activities total $76.5 million.

With respect to remediation costs, the KEDNY and KEDLI rate plans generally provide for the recovery of investigation and remediation costs in rates charged to gas distribution customers. At March 31, 2004, we have reflected a regulatory asset of $240.8 million for our KEDNY/KEDLI MGP sites. In accordance with New York State Public Service Commission ("NYPSC") policy, KeySpan records a reduction to regulatory liabilities as costs are incurred for environmental clean-up activities. At March 31, 2004, these previously deferred regulatory liabilities totaled $53 million. In October 2003, KEDNY and KEDLI filed a joint petition with the NYPSC seeking rate treatment for additional environmental costs that may be incurred in the future.

We are also responsible for environmental obligations associated with the Ravenswood facility, purchased from Consolidated Edison in 1999, including remediation activities associated with its historical operations and those of the MGP facilities that formerly operated at the site. We are not responsible for liabilities arising from disposal of waste at off-site locations prior to the acquisition closing and any monetary fines arising from Consolidated Edison's pre-closing conduct. We presently estimate the remaining environmental clean up activities for this site will be $3.3 million, which amount has been accrued by us. Expenditures incurred to date total $1.7 million.

New England Sites: Within the Commonwealth of Massachusetts and the State of New Hampshire, we are aware of 76 former MGP sites and related facilities within the existing or former service territories of KEDNE.

Boston Gas Company, Colonial Gas Company and Essex Gas Company may have or share responsibility under applicable environmental laws for the remediation of 66 of these sites. A subsidiary of National Grid USA ("National Grid"), formerly New England Electric System, has assumed responsibility for remediating 11 of these sites, subject to a limited contribution from Boston Gas Company, and has provided full indemnification to Boston Gas Company with respect to 8 other sites. In addition, Boston Gas Company, Colonial Gas Company, and Essex Gas Company have each assumed responsibility for remediating 3 sites. At this time, it is uncertain as to whether Boston Gas Company, Colonial Gas Company or Essex Gas Company have or share responsibility for remediating any of the other sites. No notice of responsibility has been issued to us for any of these sites from any governmental environmental authority.

We presently estimate the remaining cost of these Massachusetts KEDNE MGP-related environmental cleanup activities will be $25.4 million, which amount has been accrued by us as a reasonable estimate of probable cost for known sites. Expenditures incurred since November 8, 2000 with respect to these MGP-related activities total $13.9 million.

We may have or share responsibility under applicable environmental laws for the remediation of 10 MGP sites and related facilities associated with the historical operations of EnergyNorth. At four of these sites we have entered into cost sharing agreements with other parties who share responsibility for remediation of these sites. EnergyNorth also has entered into an agreement with the United States Environmental Protection Agency ("EPA") for the contamination from the Nashua site that was allegedly commingled with asbestos at the Nashua River Asbestos Site, adjacent to the Nashua MGP site.

We presently estimate the remaining cost of EnergyNorth MGP-related environmental cleanup activities will be $13.8 million, which amount has been accrued by us as a reasonable estimate of probable cost for known sites. Expenditures incurred since November 8, 2000, with respect to these MGP-related activities total $8 million.

By rate orders, the Massachusetts Department of Telecommunications and Energy ("DTE") and the New Hampshire Public Utility Commission ("NHPUC") provide for the recovery of site investigation and remediation costs and, accordingly, at March 31, 2004, we have reflected a regulatory asset of $51.2 million for the KEDNE MGP sites. Colonial Gas Company and Essex Gas Company are not subject to the provisions of Statement of Financial Accounting Standard ("SFAS") 71, "Accounting for the Effects of Certain Types of Regulation" and therefore have recorded no regulatory asset. However, rate plans currently in effect for these subsidiaries provide for the recovery of investigation and remediation costs.

KeySpan New England, LLC Sites: We are aware of three non-utility sites associated with KeySpan New England, LLC, a successor company to Eastern Enterprises, for which we may have or share environmental remediation or ongoing maintenance responsibility. These three sites, located in Philadelphia, Pennsylvania, New Haven, Connecticut and Everett, Massachusetts, were associated with historical operations involving the production of coke and related industrial processes. Honeywell International, Inc. and Beazer East, Inc. (both former owners and/or operators of certain facilities at Everett ("the Everett Facility") together with KeySpan, have entered into an ACO with the Massachusetts Department of Environmental Protection for the investigation and development of a remedial response plan for a portion of that site. KeySpan, Honeywell and Beazer East have entered into a cost-sharing agreement under which each company has agreed to pay one-third of the costs of compliance with the consent order, while preserving any claims it may have against the other companies for, among other things, reallocation of proportionate liability.

We presently estimate the remaining cost of our environmental cleanup activities for the three non-utility sites will be approximately $24.3 million, which amount has been accrued by us as a reasonable estimate of probable costs for known sites. Expenditures incurred since November 8, 2000, with respect to these sites total $8.5 million.

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

See  KeySpan's  Annual  Report on Form 10K for the year ended  December 31, 2003
Note 7 to those Consolidated Financial Statements "Contractual Obligations, Financial Guarantees and Contingencies" for further information on environmental matters.

Legal Matters

From time to time we are subject to various legal proceedings arising out of the ordinary course of our business. Except as described below, or in KeySpan's Annual Report on Form 10K for the year ended December 31, 2003, we do not consider any of such proceedings to be material to our business or likely to result in a material adverse effect on our results of operations, financial condition or cash flows.

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

KeySpan subsidiaries, along with several other parties, have been named as defendants in numerous proceedings filed by plaintiffs claiming various degrees of injury from asbestos exposure at generating facilities formerly owned by Long Island Lighting Company ("LILCO") and others. In connection with the May 1998 transaction with LIPA, costs incurred by KeySpan for liabilities for asbestos exposure arising from the activities of the generating facilities previously owned by LILCO are recoverable from LIPA through the Power Supply Agreement ("PSA") between LIPA and KeySpan.

KeySpan is unable to determine the outcome of the outstanding asbestos proceedings, but does not believe that such outcome, if adverse, will have a material effect on its financial condition, results of operation or cash flows. KeySpan believes that its cost recovery rights under the PSA, its indemnification rights against third parties and its insurance coverage (above applicable deductible limits) cover its exposure for asbestos liabilities generally.

Financial Guarantees

KeySpan has issued financial guarantees in the normal course of business, primarily on behalf of its subsidiaries, to various third party creditors. At March 31, 2004, the following amounts would have to be paid by KeySpan in the event of non-payment by the primary obligor at the time payment is due:

-----------------------------------------------------------------------------------------------------------------------
Nature of Guarantee (In Thousands of Dollars)                                        Amount of       Expiration
                                                                                      Exposure         Dates
-----------------------------------------------------------------------------------------------------------------------
Medium-Term Notes - KEDLI                                          (i)             $   525,000        2008-2010
Industrial Development Revenue Bonds                               (ii)                128,000           2027
Master Lease  - Ravenswood                                         (iii)               425,000           2004
Surety Bonds                                                       (iv)                169,000        Revolving
Commodity Guarantees and Other                                     (v)                  51,000           2005
Letters of Credit                                                  (vi)                 74,000           2004
-----------------------------------------------------------------------------------------------------------------------
                                                                                   $ 1,372,000
-----------------------------------------------------------------------------------------------------------------------

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

(iii)KeySpan has guaranteed all payment and performance obligations of KeySpan Ravenswood, LLC, the lessee under the $425 million Ravenswood master lease (the "Master Lease") associated with the lease of the Ravenswood facility. The initial term of the lease expires on June 20, 2004 and may be extended until June 20, 2009. The Master Lease is classified as $412.3 million long-term debt on the Consolidated Balance Sheet.

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

(v) KeySpan has guaranteed commodity-related payments for certain of its subsidiaries. These guarantees are provided to third parties to facilitate physical and financial transactions involved in the purchase of natural gas, oil and other petroleum products for electric production and marketing activities. The guarantees cover actual purchases by these subsidiaries that are still outstanding as of March 31, 2004.

(vi) KeySpan has arranged for stand-by letters of credit to be issued to third parties that have extended credit to certain subsidiaries. Certain vendors require us to post letters of credit to guarantee subsidiary performance under our contracts and to ensure payment to our subsidiary subcontractors and vendors under those contracts. Certain of our vendors also require letters of credit to ensure reimbursement for amounts they are disbursing on behalf of our subsidiaries, such as to beneficiaries under our self-funded insurance programs. Such letters of credit are generally issued by a bank or similar financial institution. The letters of credit commit the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that we have failed to perform specified actions. If this were to occur, KeySpan would be required to reimburse the issuer of the letter of credit.

     To date, KeySpan has not had a claim made against it for any of the above guarantees and we have no reason to believe that our subsidiaries will default on their current obligations. However, we cannot predict when or if any defaults may take place or the impact any such defaults may have on our consolidated results of operations, financial condition or cash flows.

Other Contingencies: We derive a substantial portion of our revenues in our Electric Services segment from a series of agreements with LIPA pursuant to which we manage LIPA's transmission and distribution system and supply the majority of LIPA's customers' electricity needs. The agreements terminate at various dates between May 28, 2006 and May 28, 2013, and at this time, we can provide no assurance that any of the agreements will be renewed or extended, or if they were to be renewed or extended, the terms and conditions thereof. In addition, given the complexity of these agreements, disputes arise from time to time between KeySpan and LIPA concerning the rights and obligations of each party to make and receive payments as required pursuant to the terms of these agreements. As a result, KeySpan is unable to determine what effect, if any, the ultimate resolution of these disputes will have on its financial condition, results of operations or cash flows.

7. STOCK OPTIONS

Stock options have been issued to KeySpan officers, directors and certain other management employees and consultants as approved by the Board of Directors.
These options generally vest over a three-to-five year period and have a ten-year exercise period. Moreover, under a separate plan, Houston Exploration has issued stock options to its directors and key Houston Exploration employees.

(Beginning in 2004, KeySpan officers that serve on the Houston Exploration Board of Directors will not receive Houston Exploration stock options.) In 2003, KeySpan and Houston Exploration adopted the prospective method of transition of accounting for stock option expense in accordance with SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure". Accordingly, compensation expense has been recognized by employing the fair value recognition provisions of SFAS 123 "Accounting for Stock-Based Compensation" for grants awarded after January 1, 2003.

KeySpan and Houston Exploration continue to apply APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for grants awarded prior to January 1, 2003. Accordingly, no compensation cost has been recognized for these fixed stock option plans in the Consolidated Financial Statements since the exercise prices and market values were equal on the grant dates. Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under the plans consistent with SFAS 123, our net income and earnings per share would have decreased to the pro-forma amounts indicated below:

--------------------------------------------------------------------------------------------------------------------------
                                                                                           Three Months Ended March 31,
(In Thousands of Dollars, Except Per Share Amounts)                                       2004                     2003
--------------------------------------------------------------------------------------------------------------------------
Earnings available for common stock:
As reported                                                                           $ 246,235                $ 241,804
     Add: recorded stock-based compensation expense, net of tax                           1,512                      857
     Deduct: total stock-based compensation expense, net of tax                          (2,967)                  (2,913)
--------------------------------------------------------------------------------------------------------------------------
Pro-forma earnings                                                                    $ 244,780                $ 239,748
--------------------------------------------------------------------------------------------------------------------------
Earnings per share:
     Basic - as reported                                                                 $ 1.54                   $ 1.54
     Basic - pro-forma                                                                   $ 1.53                   $ 1.53

     Diluted - as reported                                                               $ 1.53                   $ 1.53
     Diluted - pro-forma                                                                 $ 1.52                   $ 1.52
--------------------------------------------------------------------------------------------------------------------------


8. POSTRETIREMENT BENEFITS

Pension Plans: The following information represents the consolidated net periodic pension cost for the three months ended March 31, 2004 and 2003 for our noncontributory defined benefit pension plans which cover substantially all employees. Benefits are based on years of service and compensation. Funding for pensions is in accordance with requirements of federal law and regulations. KEDLI and Boston Gas Company are subject to certain deferral accounting requirements mandated by the New York Public Service Commission ("NYSPSC") and the Department of Telecommunications Energy ("DTE"), respectively for pension costs and other postretirement benefit costs. Further, KeySpan's electric subsidiaries are subject to certain "true-up" provisions in accordance with the LIPA service agreements.

The calculation of net periodic pension cost is as follows:

---------------------------------------------------------------------------------------------------------------------
                                                                              Three Months Ended March 31,
(In Thousands of Dollars)                                                  2004                        2003
---------------------------------------------------------------------------------------------------------------------
Service cost, benefits earned during the period                   $       13,079               $       11,883
Interest cost on projected benefit obligation                             36,047                       34,568
Expected return on plan assets                                           (36,521)                     (32,639)
Net amortization and deferral                                             16,917                       16,737
---------------------------------------------------------------------------------------------------------------------
Total pension cost                                                $       29,522               $       30,549
---------------------------------------------------------------------------------------------------------------------


Other Postretirement Benefits: The following information represents the consolidated net periodic other postretirement benefit cost for the three months ended March 31, 2004 and 2003 for our noncontributory defined benefit plans covering certain health care and life insurance benefits for retired employees. We have been funding a portion of future benefits over employees' active service lives through Voluntary Employee Beneficiary Association ("VEBA") trusts. Contributions to VEBA trusts are tax deductible, subject to limitations contained in the Internal Revenue Code.

Net  periodic   other   postretirement   benefit  cost  included  the  following
components:

------------------------------------------------------------------------------------------------------------------
                                                                                   Three Months Ended March 31,
(In Thousands of Dollars)                                                        2004                       2003
------------------------------------------------------------------------------------------------------------------
Service cost, benefits earned during the period                                  5,392                      4,706
Interest cost on accumulated
   postretirement benefit obligation                                            18,521                     17,451
Expected return on plan assets                                                  (7,708)                    (6,883)
Net amortization and deferral                                                   11,280                      8,954
------------------------------------------------------------------------------------------------------------------
Other postretirement cost                                                       27,485                     24,228
------------------------------------------------------------------------------------------------------------------

In 2004, KeySpan is expected to contribute approximately $89 million to its pension plans and approximately $58 million to its other postretirement benefit plans, which are the same funding levels as reported in KeySpan's Annual Report on Form 10K for the Year Ended December 31, 2003.

9. LONG-TERM DEBT

At March 31, 2004, KeySpan had $460 million of MEDS Equity Units outstanding at 8.75% consisting of a three-year forward purchase contract for our common stock and a six-year note. The purchase contract commits us, three years from the date of issuance of the MEDS Equity Units, May 2005, to issue and the investors to purchase, a number of shares of our common stock based on a formula tied to the market price of our common stock at that time. The 8.75% coupon is composed of interest payments on the six-year note of 4.9% and premium payments on the three-year equity forward contract of 3.85%. These instruments have been recorded as long-term debt on the Consolidated Balance Sheet. Further, upon issuance of the MEDS Equity Units, we recorded a direct charge to retained earnings of $49.1 million, which represents the present value of the forward contract's premium payments.

There were 9.2 million MEDS Equity units issued which are subject to conversion upon execution of the three-year forward purchase contract. The number of shares to be issued depends on the average closing price of our common stock over the 20 day trading period ending on the third trading day prior to May 16, 2005. If the average closing price over this time frame is less than or equal to $35.30 of KeySpan's common stock, 13 million shares will be issued. If the average closing price over this time frame is greater than or equal to $42.36, 10.9 million shares will be issued. The number of shares issued at a price between $35.30 and $42.36 will be between 10.9 million and 13 million based upon a sliding scale.

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

10. KEYSPAN GAS EAST CORPORATION SUMMARY FINANCIAL INFORMATION

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

---------------------------------------------------------------------------------------------------------------------------------
                                Statement of Income
---------------------------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended March 31, 2004
(In Thousands of Dollars)                   Guarantor         KEDLI        Other Subsidiaries     Eliminations      Consolidated
--------------------------------------------------------------------------------------------------------------------------------
Revenues                                   $     153       $ 471,083            $ 2,124,490        $    (153)      $ 2,595,573
                                       -----------------------------------------------------------------------------------------
Operating Expenses
  Purchased gas                                    -         291,089                935,484                 -         1,226,573
  Fuel and purchased power                         -               -                101,612                 -           101,612
  Operations and maintenance                     369          33,217                458,880                 -           492,466
  Intercompany expense                             -           1,355                 (1,355)                                  -
  Depreciation and amortization                    -          29,841                141,843                 -           171,684
  Operating taxes                                  -          19,543                102,736                 -           122,279
                                       -----------------------------------------------------------------------------------------
Total Operating Expenses                         369         375,045              1,739,200                 -         2,114,614
                                       -----------------------------------------------------------------------------------------
Income from equity investments                     -               -                  5,717                 -             5,717
                                       -----------------------------------------------------------------------------------------
Operating Income (Loss)                         (216)         96,038                391,007              (153)          486,676
                                       -----------------------------------------------------------------------------------------
Interest charges                             (53,488)        (15,863)               (71,475)           56,760           (84,066)
Other income and (deductions)                297,529             374                 (1,960)         (313,475)          (17,532)
                                       -----------------------------------------------------------------------------------------
Total Other Income and (Deductions)          244,041         (15,489)               (73,435)         (256,715)         (101,598)
                                       -----------------------------------------------------------------------------------------
Income Taxes (Benefit)                        (5,862)         22,710                120,534                 -           137,382

                                                                                          -                 -
                                       -----------------------------------------------------------------------------------------
Net Income                                 $ 249,687       $  57,839            $   197,038        $ (256,868)     $    247,696
                                       =========================================================================================

------------------------------------------------------------------------------------------------------------------------------------
                        Statement of Income
------------------------------------------------------------------------------------------------------------------------------------
                                                               Three Months Ended March 31, 2003
(In Thousands of Dollars)                          Guarantor         KEDLI      Other Subsidiaries    Eliminations     Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Revenues                                          $     143       $ 478,345          $ 2,034,180      $     (143)      $ 2,512,525
                                               ------------------------------------------------------------------------------------
Operating Expenses
  Purchased gas                                           -         287,009              909,156               -         1,196,165
  Fuel and purchased power                                -               -               97,522               -            97,522
  Operations and maintenance                          7,259          38,220              452,710               -           498,189
  Intercompany expense                                   34           1,182               (1,182)            (34)                -
  Depreciation and amortization                         (20)         26,920              118,071               -           144,971
  Operating taxes                                         -          24,005              100,708               -           124,713
                                               ------------------------------------------------------------------------------------
Total Operating Expenses                              7,273         377,336            1,676,985             (34)        2,061,560
                                               ------------------------------------------------------------------------------------
Income from equity investments                            -               -                5,729               -             5,729
                                               ------------------------------------------------------------------------------------
Operating Income (Loss)                              (7,130)        101,009              362,924            (109)          456,694
                                               ------------------------------------------------------------------------------------

Interest charges                                    (46,477)        (15,006)             (52,299)         44,843           (68,939)
Other income and (deductions)                       293,453          (7,217)               4,514        (292,581)           (1,831)
                                               ------------------------------------------------------------------------------------
Total Other Income and (Deductions)                 246,976         (22,223)             (47,785)       (247,738)          (70,770)
                                               ------------------------------------------------------------------------------------

Income Taxes                                         (3,419)         28,312              117,940               -           142,833
                                               ------------------------------------------------------------------------------------
Earnings before change in accounting principle      243,265          50,474              197,199        (247,847)          243,091
Cumulative change in accounting principle                                                    174               -               174
                                               ------------------------------------------------------------------------------------
Net Income                                        $ 243,265       $  50,474          $   197,373      $ (247,847)      $   243,265
                                               ====================================================================================

------------------------------------------------------------------------------------------------------------------------------------
Balance Sheet
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 March 31, 2004
                                                    Guarantor        KEDLI      Other Subsidiaries      Eliminations   Consolidated
                                             ---------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash & temporary cash investments             $    81,730    $        59        $    175,151       $          -      $   256,940
   Accounts receivable, net                            7,667        274,627           1,471,748                  -        1,754,042
   Other current assets                                2,479         44,457             295,427                  -          342,363
                                             ---------------------------------------------------------------------------------------
                                                      91,876        319,143           1,942,326                  -        2,353,345
                                             ---------------------------------------------------------------------------------------

Equity Investments                                 4,740,262          1,043             160,609         (4,645,542)         256,372
                                             ---------------------------------------------------------------------------------------
Property
   Gas                                                     -      1,919,592           4,670,829                  -        6,590,421
   Other                                                   -              -           6,258,336                  -        6,258,336
   Accumulated depreciation and depletion                  -       (316,831)         (3,568,248)                 -       (3,885,079)
                                             ---------------------------------------------------------------------------------------
                                                           -      1,602,761           7,360,917                  -        8,963,678
                                             ---------------------------------------------------------------------------------------

Intercompany Accounts Receivable                   2,977,170                          1,212,607         (4,189,777)               -

Deferred Charges                                     375,495        225,589           2,505,253                  -        3,106,337

                                             ---------------------------------------------------------------------------------------
Total Assets                                     $ 8,184,803    $ 2,148,536        $ 13,181,712       $ (8,835,319)     $14,679,732
                                             =======================================================================================

LIABILITIES AND CAPITALIZATION
Current Liabilities
   Accounts payable                              $    49,113    $   162,274        $    740,946       $          -      $   952,333
   Commercial paper                                  294,150                                  -                  -          294,150
   Other current liabilities                         283,634         12,275             117,841                  -          413,750
                                             ---------------------------------------------------------------------------------------
                                                     626,897        174,549             858,787                  -        1,660,233
                                             ---------------------------------------------------------------------------------------
Intercompany Accounts Payable                              -         48,291           2,556,920         (2,605,211)               -
                                             ---------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
Deferred income tax                                  (48,188)       259,184           1,039,676                  -        1,250,672
Other deferred credits and liabilities               571,504        175,547           1,031,882                  -        1,778,933
                                             ---------------------------------------------------------------------------------------
                                                     523,316        434,731           2,071,558                  -        3,029,605
                                             ---------------------------------------------------------------------------------------
Capitalization
Common shareholders' equity                        3,901,569        840,061           3,736,438         (4,645,542)       3,832,526
Preferred stock                                       83,433              -                   -                  -           83,433
Long-term debt                                     3,049,588        650,904           3,421,530         (1,584,566)       5,537,456
                                             ---------------------------------------------------------------------------------------
Total Capitalization                               7,034,590      1,490,965           7,157,968         (6,230,108)       9,453,415
                                             ---------------------------------------------------------------------------------------
Minority Interest in Subsidiary Companies                  -              -             536,479                  -          536,479
                                             ---------------------------------------------------------------------------------------
Total Liabilities & Capitalization               $ 8,184,803    $ 2,148,536        $ 13,181,712       $ (8,835,319)     $14,679,732
                                             =======================================================================================

------------------------------------------------------------------------------------------------------------------------------------
Balance Sheet
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  December 31, 2003
                                                    Guarantor          KEDLI      Other Subsidiaries     Eliminations   Consolidated
                                             ---------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash & temporary cash investments             $    97,567     $     1,554        $    106,630      $          -     $    205,751
   Accounts receivable, net                            3,298         209,151           1,243,459                 -        1,455,908
   Other current assets                                3,250         130,994             590,996                 -          725,240
                                             ---------------------------------------------------------------------------------------
                                                     104,115         341,699           1,941,085                 -        2,386,899
                                             ---------------------------------------------------------------------------------------

Investments and Other                              4,475,949           1,123             153,520        (4,382,027)         248,565
                                             ---------------------------------------------------------------------------------------
Property
   Gas                                                     -       1,899,375           4,622,876                 -        6,522,251
   Other                                                   -               -           6,150,355                 -        6,150,355
   Accumulated depreciation and depletion                  -        (312,204)         (3,466,099)                -       (3,778,303)
                                             ---------------------------------------------------------------------------------------
                                                           -       1,587,171           7,307,132                 -        8,894,303
                                             ---------------------------------------------------------------------------------------

Intercompany Accounts Receivable                   3,105,571               -           1,274,293        (4,379,864)               -

Deferred Charges                                     374,076         237,870           2,498,469                 -        3,110,415

                                             ---------------------------------------------------------------------------------------
Total Assets                                     $ 8,059,711     $ 2,167,863        $ 13,174,499      $ (8,761,891)    $ 14,640,182
                                             =======================================================================================

LIABILITIES AND CAPITALIZATION
Current Liabilities
   Accounts payable                              $   125,892     $   165,613        $    850,092      $          -     $  1,141,597
   Commercial paper                                  481,900               -                   -                 -          481,900
   Other current liabilities                         129,168          16,125              80,026                 -          225,319
                                             ---------------------------------------------------------------------------------------
                                                     736,960         181,738             930,118                 -        1,848,816
                                             ---------------------------------------------------------------------------------------
Intercompany Accounts Payable                              -         116,197           2,679,101        (2,795,298)               -
                                             ---------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
Deferred income tax                                  (48,059)        256,882           1,069,518                 -        1,278,341
Other deferred credits and liabilities               532,062         179,919             925,839                 -        1,637,820
                                             ---------------------------------------------------------------------------------------
                                                     484,003         436,801           1,995,357                 -        2,916,161
                                             ---------------------------------------------------------------------------------------
Capitalization
Common shareholders' equity                        3,707,785         782,223           3,562,675        (4,382,027)       3,670,656
Preferred stock                                       83,568               -                   -                 -           83,568
Long-term debt                                     3,047,395         650,904           3,497,699        (1,584,566)       5,611,432
                                             ---------------------------------------------------------------------------------------
Total Capitalization                               6,838,748       1,433,127           7,060,374        (5,966,593)       9,365,656
                                             ---------------------------------------------------------------------------------------
Minority Interest in Subsidiary Companies                  -               -             509,549                 -          509,549
                                             ---------------------------------------------------------------------------------------
Total Liabilities & Capitalization               $ 8,059,711     $ 2,167,863        $ 13,174,499      $ (8,761,891)    $ 14,640,182
                                             =======================================================================================

-------------------------------------------------------------------------------------------------------------------------------
Statement of Cash Flows
-------------------------------------------------------------------------------------------------------------------------------
                                                                           Three Months Ended March 31, 2004
                                                         ----------------------------------------------------------------------
                                                               Guarantor        KEDLI        Other Subsidiaries    Consolidated
                                                         ----------------------------------------------------------------------
Operating Activities
Net Cash Provided by Operating Activities                     $  95,128      $ 91,155              $ 392,803         $ 579,086
                                                         ----------------------------------------------------------------------
Investing Activities
   Capital expenditures                                               -       (24,388)              (195,836)         (220,224)
   Cost of removal                                                    -          (356)                (5,848)           (6,204)
   Proceeds from sale of property                                     -             -                 13,138            13,138
                                                         ----------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities                   -       (24,744)              (188,546)         (213,290)
                                                         ----------------------------------------------------------------------
Financing Activities
   Treasury stock issued                                         11,796             -                      -            11,796
   Payment of debt, net                                        (187,750)            -                (74,853)         (262,603)
   Common and preferred stock dividends paid                    (72,935)            -                      -           (72,935)
   Other                                                          9,523             -                   (388)            9,135
   Net intercompany accounts                                    128,401       (67,906)               (60,495)                -
                                                                                                                             -
                                                         ----------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities            (110,965)      (67,906)              (135,736)         (314,607)
                                                         ----------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                     $ (15,837)     $ (1,495)             $  68,521         $  51,189
Cash and Cash Equivalents at Beginning of Period                 97,567         1,554                106,630           205,751
                                                         ----------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                    $  81,730      $     59              $ 175,151         $ 256,940
                                                         ======================================================================

----------------------------------------------------------------------------------------------------------------------------------
Statement of Cash Flows
----------------------------------------------------------------------------------------------------------------------------------
                                                                                 Three Months Ended March 31, 2003
                                                          ------------------------------------------------------------------------
                                                                 Guarantor         KEDLI        Other Subsidiaries    Consolidated
                                                          ------------------------------------------------------------------------
Operating Activities
Net Cash Provided by (Used in) Operating Activities             $ 239,598       $ 121,439              $ 135,790        $ 496,827
                                                          ------------------------------------------------------------------------
Investing Activities
   Capital expenditures                                                 -         (25,941)              (194,838)        (220,779)
  Cost of removal                                                       -            (420)                (6,518)          (6,938)
  Proceeds from monetization of Houston Exploration                79,200               -                      -           79,200
                                                          ------------------------------------------------------------------------
Net Cash Used in Investing Activities                              79,200         (26,361)              (201,356)        (148,517)
                                                          ------------------------------------------------------------------------
Financing Activities
   Treasury stock issued                                           26,307               -                      -           26,307
   Equity issuance                                                473,573               -                      -          473,573
   Redemption of promissory notes                                (447,005)              -                      -         (447,005)
   Payment of debt, net                                          (238,365)              -                (33,404)        (271,769)
   Common and preferred stock dividends paid                      (65,018)              -                      -          (65,018)
   Other                                                            7,153               -                  1,894            9,047
   Net intercompany accounts                                      (73,193)        (87,265)               160,458                -
                                                                                                                                -
                                                          ------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities              (316,548)        (87,265)               128,948         (274,865)
                                                          ------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents            $   2,250       $   7,813              $  63,382        $  73,445
Cash and Cash Equivalents at Beginning of Period                   88,308           6,472                 75,837          170,617
                                                          ------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                      $  90,558       $  14,285              $ 139,219        $ 244,062
                                                          ========================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Review of Results

The following is a summary of transactions affecting comparative earnings and a discussion of material changes in revenues and expenses during the three months ended March 31, 2004, compared to the three months ended March 31, 2003. Capitalized terms used in the following discussion, but not otherwise defined, have the same meaning as when used in the Notes to the Consolidated Financial Statements included under Item 1. References to "KeySpan," "we," "us," and "our" mean KeySpan Corporation, together with its consolidated subsidiaries.

Operating income by segment, as well as consolidated earnings available for common stock is set forth in the following table for the periods indicated.

-------------------------------------------------------------------------------
(In Thousands of Dollars, Except per Share)
-------------------------------------------------------------------------------

Quarter Ended March 31,                                  2004            2003
-------------------------------------------------------------------------------
Gas Distribution                                     $ 379,653       $ 364,937
Electric Services                                       47,200          39,644
Energy Services                                        (18,474)         (9,122)
Energy Investments                                      75,030          65,714
Eliminations and other                                   3,267          (4,479)
-------------------------------------------------------------------------------
Operating Income                                       486,676         456,694
Interest charges                                       (84,066)        (68,939)
Other income and (deductions)                          (17,532)         (1,831)
Income taxes                                           137,382         142,833
-------------------------------------------------------------------------------
Income before cumulative effect
   of a change in accounting principle                 247,696         243,091
Cumulative effect of a change
   in accounting principle                                   -             174
-------------------------------------------------------------------------------
Net Income                                             247,696         243,265
Preferred stock dividend requirements                    1,461           1,461
-------------------------------------------------------------------------------
Earnings for Common Stock                            $ 246,235       $ 241,804
-------------------------------------------------------------------------------
Basic Earnings per Share
    Income before cumulative effect
       of a change in accounting principle           $    1.54       $    1.54
   Change in accounting principle                            -               -
-------------------------------------------------------------------------------
                                                     $    1.54       $    1.54
-------------------------------------------------------------------------------

As indicated in the above table, operating income increased $30 million, or 7%, for the quarter ended March 31, 2004, compared to the corresponding period last year. The increase in operating income reflects higher earnings from the Gas Distribution, Energy Investments and Electric Services segments, somewhat offset by a decrease in earnings from the Energy Services segment. The Gas Distribution segment benefited from oil-to-gas conversions throughout all our service territories, as well as from a rate increase resulting from the Boston Gas Company rate proceeding concluded last fall. In the Energy Investment segment, higher gas production volumes and realized gas prices resulted in an increase in operating income associated with gas exploration and production activities, while the Electric Services segment benefited from generally lower operating costs. Operating results for the Energy Services segment reflects higher operating costs. (See the discussion under the caption "Review of Operating Segments" for further details on each segment.)

The increase in interest expense of $15.1 million, or 22%, reflects the benefits realized in 2003 associated with interest rate swaps. In February 2003, we terminated an interest rate swap agreement with a notional amount of $270 million. This swap was used to hedge a portion of outstanding promissory notes that were issued to the Long Island Power Authority ("LIPA") in connection with the KeySpan/Long Island Lighting Company ("LILCO") business combination completed in May 1998. In March 2003, we called approximately $447 million of the outstanding promissory notes and recorded debt redemption charges of $18.2 million in other income and (deductions). The cash proceeds from the termination of the interest rate hedge were $18.4 million, of which $8.1 million represented accrued swap interest. The difference between the termination settlement amount and the amount of accrued swap interest, $10.3 million, was recorded to earnings (as an adjustment to interest expense) in the first quarter of 2003 and effectively offset a portion of the redemption charges. Further, in December 2003, KeySpan implemented FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This Interpretation required us to, among other things, consolidate the Ravenswood Master Lease and classify the lease obligation as long-term debt on the Consolidated Balance Sheet based on our current status as primary beneficiary. As a result of implementing FIN 46, beginning January 1, 2004 lease payments have been reflected as interest expense on the Consolidated Statement of Income resulting in an increase to interest expense of $7.5 million for the first quarter of 2004.

Other income and (deductions) includes minority interest adjustments of $20.3 million and $18.1 million for the first quarter of 2004 and 2003, respectively, related to our ownership interest in The Houston Exploration Company ("Houston Exploration") our gas exploration and production subsidiary, as well as our ownership interest in KeySpan Canada, which owns natural gas processing facilities in western Canada. On April 1, 2004 KeySpan completed the sale of an additional 36% interest in KeySpan Canada. KeySpan's ownership interest in KeySpan Canada is now 25%. (See Note 2 to the Consolidated Financial Statements "Business Segments" for additional details.)

In addition to the debt redemption charges noted above, other income and (deductions) for the first quarter of 2003 also includes a gain of $19.0 million reflecting the monetization of a portion of our ownership interest in Houston Exploration. In February 2003, we reduced our ownership interest in Houston Exploration from 66% to approximately 55% following the repurchase, by Houston Exploration, of three million shares of common stock owned by KeySpan. Income taxes were not provided on this transaction, since the transaction was structured as a return of capital. Further, during the first quarter of 2003 Houston Exploration recorded a $10.6 million severance tax refund for severance taxes paid in 2002 and earlier periods, which has also been reflected in other income and (deductions).

Income tax expense for the first quarter of 2004 generally reflects the level of pre-tax income and a $6.0 million benefit to income taxes resulting from a revised appraisal associated with property that was disposed of in 2003.

Earnings available for common stock for the three months ended March 31, 2004, increased by $4.4 million, or 2%, compared to the same period last year. Earnings per share, however, remained the same as last year since average common shares outstanding for the quarter ended March 31, 2004 increased by 2%, reflecting the re-issuance of shares held in treasury pursuant to dividend reinvestment and employee benefit plans. This increase in average common shares outstanding reduced first quarter 2004 earnings per share by $0.03 compared to the corresponding period in 2003.

Consistent with our prior earnings guidance, KeySpan's consolidated earnings for 2004 are forecasted to be in the range of $2.55 to $2.75 per share, excluding special items. Earnings from continuing core operations (defined for this purpose as all continuing operations other than exploration and production, less preferred stock dividends) are forecasted to be in the range of $2.20 to $2.30 per share, while earnings from exploration and production operations are forecasted to be in the range of $0.35 to $0.45 per share.

Consolidated earnings are seasonal in nature due to the significant contribution to earnings of the gas distribution operations. As a result, we expect to earn most of our annual earnings in the first and fourth quarters of the fiscal year.


Review of Operating Segments
----------------------------

In response to new disclosure regulations adopted by the Securities and Exchange Commission as part of its implementation of the Sarbanes-Oxley Act of 2002 - specifically Regulation G which became effective March 2003 - we report all of KeySpan's segment results on an Operating Income basis. Management believes that this Generally Accepted Accounting Principle (GAAP) based measure provides a reasonable indication of KeySpan's underlying performance associated with its operations. The following is a discussion of financial results achieved by KeySpan's operating segments presented on an operating income basis.

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

The table below highlights certain significant financial data and operating statistics for the Gas Distribution segment for the periods indicated.

-----------------------------------------------------------------------------------------------------------
                                                                           Three Months Ended March 31,
(In Thousands of Dollars)                                                  2004                    2003
-----------------------------------------------------------------------------------------------------------
Revenues                                                                $ 1,927,779            $ 1,832,701
Cost of gas                                                               1,226,573              1,154,132
Revenue taxes                                                                34,755                 38,616
-----------------------------------------------------------------------------------------------------------
Net Revenues                                                                666,451                639,953
-----------------------------------------------------------------------------------------------------------
Operating Expenses
   Operations and maintenance                                               172,399                166,090
   Depreciation and amortization                                             76,940                 70,817
   Operating taxes                                                           37,459                 38,109
-----------------------------------------------------------------------------------------------------------
Total Operating Expenses                                                    286,798                275,016
-----------------------------------------------------------------------------------------------------------
Operating Income                                                        $   379,653             $  364,937
-----------------------------------------------------------------------------------------------------------
Firm gas sales and transportation (MDTH)                                    154,316                154,627
Transportation - Electric Generation (MDTH)                                   4,139                  5,003
Other Sales (MDTH)                                                           52,956                 54,709
Warmer (Colder) than Normal - New York                                         (6.0)%                 (8.5)%
Warmer (Colder) than Normal - New England                                      (9.4)%                (10.0)%
-----------------------------------------------------------------------------------------------------------

     A MDTH is 10,000 therms (British Thermal Units) and reflects the heating content of approximately one million cubic feet of gas. A therm reflects the heating content of approximately 100 cubic feet of gas. One billion cubic feet (BCF) of gas equals approximately 1,000 MDTH.


Net Revenues

Net gas revenues (revenues less the cost of gas and associated revenue taxes) from our gas distribution operations increased by $26.5 million, or 4%, in the first quarter of 2004 compared to same quarter last year. Net gas revenues benefited from customer additions and oil-to-gas conversions, as well as from a rate increase resulting from the Boston Gas Company's rate proceeding that was concluded in the fourth quarter of 2003. As measured in heating degree days, weather for the first quarter of 2004 in our New York and New England service territories was approximately 6% and 9% colder than normal, respectively, compared to approximately 9% and 10% colder than normal last year, respectively. Weather was approximately 2% warmer than last year across KeySpan's service territories.

Net revenues from firm gas customers (residential, commercial and industrial customers) in our New York service territory increased by $13.1 million for the first quarter of 2004 compared to the same period last year. Customer additions and oil-to-gas conversions, net of attrition and conservation, added $9.4 million to net gas revenues. Further, we realized a $3.5 million benefit to net gas revenues as a result of an additional billing day in the leap year. Weather, which was slightly warmer than last year, resulted in an adverse impact to comparative net gas revenues of $1.9 million. KEDNY and KEDLI each operate under a utility tariff that contains a weather normalization adjustment that significantly offsets variations in firm net revenues due to fluctuations in normal weather. Since weather was colder than normal we refunded to firm customers $13 million through the weather normalization adjustment. Also included in net gas revenues is the recovery of property taxes that added $2.1 million to net revenues during the first quarter of 2004. These revenues, however, do not impact net income since the taxes they are designed to recover are expensed as amortization charges on the Consolidated Statement of Income. Firm gas distribution rates for KEDNY and KEDLI in the first quarter of 2004, other than for the recovery of gas costs, have remained substantially unchanged from rates charged last year.

Net revenues from firm gas customers in our New England service territory increased by $21.1 million for the first quarter of 2004 compared to the same period last year. Customer additions and oil-to-gas conversions, net of attrition and conservation, added $3.5 million to net gas revenues. Further, we realized a $2.2 million benefit in net gas revenues as a result of an additional billing day for leap year. As mentioned, the Massachusetts Department of Telecommunications and Energy ("DTE") approved a $27 million base rate increase for the Boston Gas Company, which became effective November 1, 2003. This rate increase resulted in a benefit to net gas revenues of $10.6 million during the first quarter of 2004. (See the caption under "Regulation and Rate Matters" for further information regarding the rate filing.) The gas distribution operations of our New England based subsidiaries do not have a weather normalization adjustment. Weather, which was slightly warmer than last year, resulted in an adverse impact to comparative net gas revenues of $3.0 million. To mitigate the effect of fluctuations in normal weather patterns on KEDNE's results of operations and cash flows, weather derivatives were in place for the 2003/2004 winter heating season. Since weather during the first quarter of 2004 was approximately 9% colder than normal in the New England service territories, we recorded a $4.1 million reduction to revenues to reflect the loss on these derivative transactions. Similarly, in 2003 we recorded an $11.9 million reduction to revenues. As a result of these transactions, comparative net revenues were favorably impacted by $7.8 million (See Note 4 to the Consolidated Financial Statements "Hedging and Derivative Financial Instruments" for further information).

In our large-volume heating and other interruptible (non-firm) markets, which include large apartment houses, government buildings and schools, gas service is provided under rates that are designed to compete with prices of alternative fuel, including No. 2 and No. 6 grade heating oil. These "dual-fuel" customers can consume either natural gas or fuel oil for heating purposes. Net revenues in these markets decreased $7.7 million during the first quarter of 2004 compared to same period last year. This decrease reflects a lower quantity of gas sales to customers within this market due, in part, to customers heating with an alternative fuel. Further, since weather during January 2004 was significantly colder than normal and last year, KeySpan discontinued sales service to a segment of its dual-fuel customers for a number of days during the month, as permitted under its tariff and directed by the New York State Public Service Commission to ensure reliable service to firm customers. The majority of interruptible profits earned by KEDNE and KEDLI are returned to firm customers as an offset to gas costs.

We are committed to our expansion strategies initiated during the past few years. We believe that significant growth opportunities exist on Long Island and in our New England service territories. We estimate that on Long Island approximately 36% of the residential and multi-family markets, and approximately 58% of the commercial market, currently use natural gas for space heating. Further, we estimate that in our New England service territories approximately 53% of the residential and multi-family markets, and approximately 63% of the commercial market, currently use natural gas for space heating purposes. We will continue to seek growth, in all our market segments, through the expansion of our gas distribution system, as well as through the conversion of residential homes from oil-to-gas for space heating purposes and the pursuit of opportunities to grow multi-family, industrial and commercial markets.

Firm Sales, Transportation and Other Quantities

Firm gas sales and transportation quantities for the quarter ended March 31, 2004 were consistent with such quantities for same period in 2003. Net revenues are not affected by customers opting to purchase their gas supply from other sources, since delivery rates charged to transportation customers generally are the same as delivery rates charged to full sales service customers. Transportation quantities related to electric generation reflect the transportation of gas to our electric generating facilities located on Long Island. Net revenues from these services are not material.

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

Purchased Gas for Resale

The increase in gas costs for the first quarter of 2004 compared to the first quarter of 2003 of $72.4 million, or 6%, reflects an increase of 9% in the price per dekatherm of gas purchased, and a 2% decrease in the quantity of gas purchased. The current gas rate structure of each of our gas distribution utilities includes a gas adjustment clause, pursuant to which variations between actual gas costs incurred for resale to firm sales customers and gas costs billed to firm sales customers are deferred and refunded to or collected from customers in a subsequent period.

Operating Expenses

Operating expenses during the first quarter of 2004 compared to the same quarter last year have increased by $11.8 million, or 4%. The increase in operating expense is attributable, in part, to higher pension and other postretirement benefits which increased by $4.1 million, net of amounts subject to regulatory deferral accounting treatment, over the level incurred in 2003. The cost of these benefits has risen primarily as a result of increased health care costs. In addition, the bad debt reserve has increased primarily as a result of higher account receivables due to higher cost of gas purchased. Higher depreciation and amortization expense reflects the continued expansion of the gas distribution system.

Other Matters

In order to serve the anticipated market requirements in our New York service territories, KeySpan and Duke Energy Corporation formed Islander East Pipeline Company, LLC ("Islander East") in 2000. Islander East is owned 50% by KeySpan and 50% by Duke Energy, and was created to pursue the authorization and construction of an interstate pipeline from Connecticut, across Long Island Sound, to a terminus near Northport, Long Island. Applications for all necessary regulatory authorizations were filed in 2000 and 2001. To date, Islander East has received a final certificate from the Federal Energy Regulatory Commission ("FERC") and all necessary permits from the State of New York. However, the State of Connecticut has denied Islander East's application for a coastal zone management permit and a permit under Section 401 of the Clean Water Act.
Islander East has reinstated its appeal of the State of Connecticut's determination on the coastal zone management issue to the United States Department of Commerce. On April 16, 2004, Islander East filed a petition for a declaratory order challenging the denial of the Section 401 permit with the State of Connecticut's Department of Environmental Protection. Once in service, the pipeline is expected to transport up to 260,000 DTH daily to the Long Island and New York City energy markets, enough natural gas to heat 600,000 homes. The pipeline will also allow KeySpan to diversify the geographic sources of its gas supply. However, we are unable to predict when or if all regulatory approvals required to construct this pipeline will be obtained. Various options for the financing of pipeline construction are currently being evaluated. At March 31, 2004, total expenditures associated with the siting and permitting of the Islander East pipeline were $17.7 million.

Electric Services

The Electric Services segment primarily consists of subsidiaries that own and operate oil and gas fired electric generating plants in the Borough of Queens (including the "Ravenswood facility") and the counties of Nassau and Suffolk on Long Island. In addition, through long-term contracts of varying lengths, we manage the electric transmission and distribution ("T&D") system, the fuel and electric purchases, and the off-system electric sales for LIPA. The Electric Services segment also provides retail marketing of electricity to commercial customers, the earnings of which were previously reported in the Energy Services segment. Financial results for 2003 have been restated to reflect these activities in the Electric Services segment.

Selected financial data for the Electric Services segment is set forth in the table below for the periods indicated.

-------------------------------------------------------------------------------
                                                 Three Months Ended March 31,
(In Thousands of Dollars)                        2004                    2003
-------------------------------------------------------------------------------
Revenues                                      $ 359,136              $ 397,725
Purchased fuel                                  101,489                139,421
-------------------------------------------------------------------------------
Net Revenues                                    257,647                258,304
-------------------------------------------------------------------------------
Operating Expenses
   Operations and maintenance                   147,185                164,401
   Depreciation                                  21,605                 16,620
   Operating taxes                               41,657                 37,639
-------------------------------------------------------------------------------
Total Operating Expenses                        210,447                218,660
-------------------------------------------------------------------------------
Operating Income                              $  47,200              $  39,644
-------------------------------------------------------------------------------
Electric sales (MWH)*                           983,106                767,349
Capacity(MW)*                                     2,450                  2,200
Cooling degree days                      N/A                      N/A
--------------------------------------------------------------------------------
*Reflects the operations of the Ravenswood facility only.

Net Revenues

Total electric net revenues realized during the first quarter of 2004 were comparable to such revenues realized during the first quarter of 2003.

Net revenues from the Ravenswood facility for the first quarter of 2004 were consistent with net revenues realized in the first quarter of 2003. Comparative net revenues reflect higher energy margins of $3.4 million, offset by a decrease in capacity revenues of $3.3 million. The increase in energy margins reflects a higher level of megawatt hours ("MWh") sold into the New York Independent System Operator ("NYISO") energy market. Energy sales quantities during the first quarter of 2003 were adversely impacted by the scheduled major overhaul of our largest electric generating unit.

We employ derivative financial hedging instruments to hedge the cash flow variability for a portion of forecasted purchases of natural gas and fuel oil consumed at the Ravenswood facility. Further, we have engaged in the use of derivative financial hedging instruments to hedge the cash flow variability associated with a portion of forecasted peak electric energy sales from the Ravenswood facility. These derivative instruments resulted in hedging losses, which are reflected in net electric margins, of $4.4 million for the quarter ended March 31, 2004, compared to hedging gains of $1.6 million for the for the quarter ended March 31, 2003. (See Note 4 to the Consolidated Financial Statements "Hedging and Derivative Financial Instruments" as well as Item 3. Quantitative and Qualitative Disclosures about Market Risk for further information).

The decrease in capacity revenues reflects a revision to the NYISO's capacity market procurement design. In 2003, the FERC approved a revised capacity market procurement design with an effective date of May 21, 2003. This revised capacity market procurement design is based on a demand curve rather than relying on deficiency auctions to procure necessary capacity. The deficiency auction with its associated fixed minimum capacity requirements was replaced with a spot market auction that pays gradually declining prices as additional capacity is offered and gradually increasing prices as capacity offers decrease. This new market design recognizes the value of capacity in excess of the minimum requirement and reduces price spikes during periods of shortage. Essentially, the demand curve design eliminates the high and low cycles inherent in the deficiency auction market design. This new market design also established seasonal electric generator specific price caps. Price caps establish the maximum price per MW that capacity can be sold into the NYISO by divested electric generators like Ravenswood. Prior to this design change, one price cap was established for the entire year and was effective for all electric generators. As a result of this re-design, Ravenswood's 2003/2004 structured winter price cap was lower than the yearly price cap effective during the 2002/2003 winter, which was prior to the implementation of the new demand curve methodology, resulting in lower capacity revenues.

The rules and regulations for capacity, energy sales and the sale of certain ancillary services to the NYISO energy markets continue to evolve and the FERC has adopted several price mitigation measures that have adversely impacted earnings from the Ravenswood facility over time. Certain of these mitigation measures are still subject to rehearing and possible judicial review. The final resolution of these issues and their effect on our financial position, results of operations and cash flows cannot be fully determined at this time. (See KeySpan's 2003 Annual Report on Form 10K for the Year Ended December 31, 2003
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Market and Credit Risk Management Activities" for a further discussion of these matters.)

Net revenues for the first quarter of 2004 from the service agreements with LIPA, including the power purchase agreements associated with two electric peaking facilities, were comparable to such revenues earned during the first quarter of 2003. (For a description of the LIPA Agreements and power purchase agreements, see KeySpan's 2003 Annual Report on Form 10K for the Year Ended December 31, 2003 Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations under the caption "Electric Services - Revenue Mechanisms.")

Operating Expenses

Operating expenses decreased by $8.2 million, or 4%, in the first quarter of 2004 compared to the same quarter of 2003. This decrease reflects in part, the implementation of FIN 46. As previously mentioned, this Interpretation, which KeySpan implemented in December 2003, required KeySpan to, among other things, consolidate the Ravenswood Master Lease and classify the lease obligation as long-term debt on the Consolidated Balance Sheet. Further, an asset was recorded on the Consolidated Balance Sheet for an amount substantially equal to the fair market value of the leased assets at the inception of the lease, less depreciation since that date. As a result of implementing FIN 46, beginning January 1, 2004 lease payments have been reflected as interest expense on the Consolidated Statement of Income and the leased assets are being depreciated. The reclassification of lease payments to interest expense, partially offset by the higher depreciation expense, resulted in a comparative decrease to operating expense of approximately $3 million. (See Note 6 to the Consolidated Financial Statements "Financial Guarantees and Contingencies" for additional information regarding the Ravenswood leasing arrangement.) The remaining decrease in comparative operating expenses reflects lower repair and maintenance costs on our electric generating units, as well as the timing of certain costs related to the LIPA service agreements.

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

KeySpan is currently in the process of structuring a leveraged lease financing for this new generating facility. KeySpan is seeking to close this transaction to coincide with the commencement of full commercial operation of the new facility. At the closing, the new facility will be acquired by the lessor from our subsidiary, KeySpan Ravenswood, LLC, and simultaneously leased back to it. All obligations of our subsidiary under the lease will be unconditionally guaranteed by KeySpan. We anticipate that this lease transaction will generate cash proceeds generally equivalent to the fair market value of the facility, as determined by a third-party appraiser. It is expected that the cash proceeds from this transaction will be used to redeem outstanding commercial paper. This lease transaction is intended to qualify as an operating lease under SFAS 98 "Accounting for Leases: Sale/Leaseback Transactions Involving Real Estate; Sales-Type Leases of Real Estate; Definition of the Lease Term; an Initial Direct Costs of Direct Financing Leases, an amendment of FASB Statements No.13, 66, 91 and a rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11." The lease will have an initial term of 36 years and operating lease expense is anticipated to be between $15 million to $17 million per year. Lease payments will fluctuate from year to year, but are substantially paid over the first 16 years.

In 2003,  the New  York  State  Board  on  Electric  Generation  Siting  and the
Environment issued an opinion and order which granted a certificate of environmental capability and public need for a 250 MW combined cycle electric generating facility in Melville, Long Island, which is now final and non-appealable. Also in 2003, LIPA issued a Request for Proposal ("RFP") seeking bids from developers to either build and operate a Long Island generating facility, and/or a new cable that will link Long Island to dedicated off-Long Island power of between 250 to 600 MW of electricity by no later than the summer of 2007. KeySpan and American National Power Inc. ("ANP") filed a joint proposal in response to LIPA's RFP. Under the proposal, KeySpan and ANP will jointly own and operate two 250 MW electric generating facilities to be located on Long Island, one of which is the Melville site and the other in the town of Brookhaven which also has received all permits and approvals. It is anticipated that LIPA will respond to the joint proposal in the second quarter of 2004. At March 31, 2004, total expenditures associated with the siting, permitting and construction of the Ravenswood expansion project, and the siting, permitting and procurement of equipment for the Long Island 250 MW combined cycle electric generating facility were approximately $400 million.

As part of our growth strategy, we continually evaluate the possible acquisition and development of additional generating facilities in the Northeast. However, we are unable to predict when or if any such facilities will be acquired and the effect any such acquired facilities will have on our financial condition, results of operations or cash flows.

Energy Services

The Energy Services segment includes subsidiaries that provide energy-related and a minimal amount of fiber optic services to customers primarily located within the Northeastern United States, with concentrations in the New York City metropolitan area including New Jersey and Connecticut, as well as Rhode Island, Pennsylvania, Massachusetts and New Hampshire, through the following lines of business: (i) Home Energy Services, which provides residential and small commercial customers with service and maintenance of energy systems and appliances; (ii) Business Solutions, which provides plumbing, heating, ventilation, air conditioning and mechanical services, as well as operation and maintenance, design, engineering and consulting services to commercial and industrial customers.

The table below highlights selected financial information for the Energy Services segment.

--------------------------------------------------------------------------
                                            Three Months Ended March 31,
(In Thousands of Dollars)                  2004                    2003
--------------------------------------------------------------------------
Revenues                                $ 132,495               $ 130,491
Less: cost of sales                       105,870                 105,145
--------------------------------------------------------------------------
Gross profit                               26,625                  25,346
Operating expenses                         45,099                  34,468
--------------------------------------------------------------------------
Operating (Loss)                        $ (18,474)              $  (9,122)
--------------------------------------------------------------------------


The Energy Services segment realized additional operating losses of $9.4 million for the three months ended March 31, 2004 compared to the same period last year. The increase in operating expenses principally reflects the write-off of accounts receivable and contract revenues on certain projects that were determined to be uncollectible, as well as the write-down of inventory balances. The increase in gross profit margin is primarily a result of the operations of Bard, Rao + Athanas Consulting Engineers LLC ("BR+A") which was acquired in the third quarter of 2003. Total backlog for the KeySpan Services group of companies increased to $508 million compared to $479 million at March 31, 2003, primarily due to the BR+A acquisition.

The operating results of this segment continue to be below expectations. Management will continue to monitor the operating performance of this segment and will conduct a review of the carrying value of goodwill during the year. The recorded goodwill for this segment, as a result of prior acquisitions, is approximately $171 million. At this point in time, we are unable to predict what effect, if any, the outcome of this review will have on the carrying value of our goodwill or on financial position or results of operations.

Energy Investments

The Energy Investment segment consists of our gas exploration and production operations, certain other domestic and international energy-related investments, as well as certain technology related investments. Our gas exploration and production subsidiaries include our 55% ownership interest in The Houston Exploration Company ("Houston Exploration") and our wholly-owned subsidiary KeySpan Exploration and Production LLC ("KES E&P"). These companies are engaged in gas and oil exploration and production, and the development and acquisition of domestic natural gas and oil properties.

Selected financial data and operating statistics for our gas exploration and production activities are set forth in the following table for the periods indicated.

-----------------------------------------------------------------------------------------
                                                           Three Months Ended March 31,
(In Thousands of Dollars)                                  2004                    2003
-----------------------------------------------------------------------------------------
Revenues                                               $ 152,419               $ 127,847
Depletion and amortization expense                        61,921                  47,443
Other operating expenses                                  28,390                  24,814
-----------------------------------------------------------------------------------------
Operating Income                                       $  62,108               $  55,590
-----------------------------------------------------------------------------------------
Natural gas and oil production (Mmcf)                     30,373                  26,086
Natural gas (per Mcf) realized                         $    4.99               $    4.93
Natural gas (per Mcf) unhedged                         $    5.43               $    6.35
-----------------------------------------------------------------------------------------

*    Operating   income  above  represents  100%  of  our  gas  exploration  and production subsidiaries' results for the periods indicated. Gas reserves and production are stated in BCFe and Mmcfe, which includes equivalent oil reserves.

The increase in operating income of $6.5 million or 12% for the three months ended March 31, 2004 compared to the same period of 2003, primarily reflects an increase in revenues offset, to some extent, by an increase in operating expenses associated with a higher depletion rate. Revenues for the first quarter of 2004 benefited from a 16% increase in production volumes, a slight increase in average realized gas prices (average wellhead price received for production including hedging gains and losses), as well as from the comparative impact of derivative hedging instruments.

Derivative financial hedging instruments are employed by Houston Exploration to provide more predictable cash flow, as well as to reduce its exposure to fluctuations in natural gas prices. The average realized gas price for the three months ended March 31, 2004 was 92% of the average unhedged natural gas price, resulting in revenues that were $12.5 million lower than revenues that would have been achieved if derivative financial instruments had not been in place. Houston Exploration has hedge positions in place for slightly less than 70% of its estimated 2004 production, principally through the use of costless collars. Further, at March 31, 2004, Houston Exploration has derivative financial instruments in place for approximately 60% of its estimated 2005 production. The average realized gas price for the first quarter of 2003 was 77% of the average unhedged natural gas price, resulting in revenues that were approximately $35 million lower than revenues that would have been achieved if derivative financial instruments had not been in place. Houston Exploration hedged almost 70% of its 2003 first quarter production, principally through the use of costless collars. (See Note 4 to the Consolidated Financial Statements, "Hedging and Derivative Financial Instruments" as well as Item 3. Quantitative and Qualitative Disclosures about Market Risk for further information.)

The depletion rate experienced during the first quarter of 2004 was $2.04 per Mcf, compared to $1.76 per Mcf experienced during the corresponding quarter last year. The increase in the depletion rate is the result of additional costs to Houston Exploration's depreciation base with fewer additions for reserves.

The table below indicates the net proved reserves of the gas exploration and production subsidiaries at December 31, 2003.

-------------------------------------------------------------------
                                                  BCFe          %
-------------------------------------------------------------------
Houston Exploration                                755       99.1%
KSE E&P                                              7        0.9%
-------------------------------------------------------------------
Total                                              762      100.0%
-------------------------------------------------------------------



This segment also consists of KeySpan Canada; our 20% interest in Iroquois Gas Transmission System LP ("Iroquois"); our wholly owned 600,000 barrel liquefied natural gas ("LNG") storage and receiving facility located in Rhode Island ("KeySpan LNG"); and our 50% interest in Premier Transmission Limited located in Northern Ireland.

Selected financial data and operating statistics for these energy-related investments are set forth in the following table for the periods indicated.

--------------------------------------------------------------------------------------------------
                                                                   Three Months Ended March 31,
(In Thousands of Dollars)                                          2004                    2003
--------------------------------------------------------------------------------------------------
Revenues                                                         $ 28,445                $ 26,464
Less: Operation and maintenance expense                            15,388                  16,644
          Other operating expenses                                  5,852                   5,353
Add:  Equity earnings                                               5,717                   5,657
--------------------------------------------------------------------------------------------------
Operating Income                                                 $ 12,922                $ 10,124
--------------------------------------------------------------------------------------------------

*Operating income above reflects 100% of KeySpan's Canada's results.

The increase in operating income in the first quarter of 2004, compared to the same period last year, primarily reflects higher operating income associated with our Canadian investments. KeySpan Canada experienced higher unit sales, as well as higher quantities of sales of natural gas liquids, as a result of increasing oil prices. The pricing of natural gas liquids is directly related to oil prices.

We do not consider certain businesses contained in the Energy Investments segment to be part of our core asset group.

On April 1, 2004, The KeySpan Facilities Income Fund (the "Fund") issued 15.617 million units at a price of $12.60 per unit for gross total proceeds of approximately CDN$196.8 million. The proceeds of the offering were used to acquire a 35.91% interest in the business of KeySpan Canada from KeySpan. KeySpan received net proceeds of approximately CDN$186.3 million (or approximately US$140 million), after commissions and expenses. The Fund's ownership in KeySpan Canada has now increased from 39.1% to approximately 75%. KeySpan's ownership of KeySpan Canada is now approximately 25%. KeySpan expects to record a pre-tax gain of approximately $20 million on this transaction, which will be reflected in earnings in the second quarter of 2004. The proceeds from the transaction will be used to redeem outstanding debt.

We have stated in the past that we may sell or otherwise dispose of all or a portion of our non-core assets. Based on current market conditions, however, we cannot predict when, or if, any additional sales or dispositions of our non-core assets may take place, or the effect that any such additional sale or disposition may have on our financial position, results of operations or cash flows.

Allocated Costs

We are subject to the jurisdiction of the Securities and Exchange Commission ("SEC") under the Public Utility Holding Company Act ("PUHCA") as amended. As part of the regulatory provisions of PUHCA, the SEC regulates various transactions among affiliates within a holding company system. In accordance with the SEC's regulations under PUHCA and the New York State Public Service Commission, we have service companies that provide: (i) traditional corporate and administrative services; (ii) gas and electric transmission and distribution systems planning, marketing, and gas supply planning and procurement; and (iii) engineering and surveying services to subsidiaries. During the first quarter of 2003, these non-operating subsidiaries incurred expenses related to consulting, auditing and legal costs associated with the implementation of the Sarbanes-Oxley Act that were not allocated to the various operating subsidiaries. Further, the operating income variation as reflected in
"elimination and other" is due, in part, to the timing of certain corporate expenses.

Liquidity

Cash flow from operations increased $82.3 million, or 17%, in the first quarter of 2004 compared to the same time last year, reflecting generally higher cash earnings and higher cash flow from gas exploration and production activities. In addition, during the first quarter of 2004, we consolidated our newly created "captive" insurance company, which included $43.2 million of cash and short-term marketable securities.

At March 31, 2004, we had cash and temporary cash investments of $256.9 million. During the three months ended March 31, 2004, we repaid $187.8 million of commercial paper and, at March 31, 2004, $294.2 million of commercial paper was outstanding at a weighted average annualized interest rate of 1.1%. We had the ability to borrow up to an additional $1 billion at March 31, 2004, under the terms of our credit facility.

KeySpan has a $1.3 billion revolving credit facility, syndicated among sixteen banks. The facility is used to support KeySpan's commercial paper program, and consists of two separate credit facilities with different maturities but substantially similar terms and conditions: a $450 million facility that extends for 364 days (or until June 25, 2004), and a $850 million facility that is committed for three years. The fees for the facilities are subject to a ratings-based grid, with an annual fee that ranges from eight to twenty five basis points on the 364-day facility and ten to twenty basis points on the three-year facility. Both credit agreements allow for KeySpan to borrow using several different types of loans; specifically, Eurodollar loans, ABR loans, or competitively bid loans. Eurodollar loans are based on the Eurodollar rate plus a margin. ABR loans are based on the highest of the Prime Rate, the base CD rate plus 1%, or the Federal Funds Effective Rate plus 0.5%, plus a margin. Competitive bid loans are based on bid results requested by KeySpan from the lenders. The margins on both facilities are ratings based and range from zero basis points to 112.5 basis points. The margins are increased if outstanding loans are in excess of 33% of the total facility. In addition, the 364-day facility has a one-year term out option, which would cost an additional 0.25% if utilized. We do not anticipate borrowing against this facility; however, if the credit rating on our commercial paper program were to be downgraded, it may be necessary to do so.

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

Under the terms of the credit facility, KeySpan's debt-to-total capitalization ratio reflects 80% equity treatment for the MEDS Equity Units issued in 2002. At March 31, 2004, consolidated indebtedness, as calculated under the terms of the credit facility was 56.1% of consolidated capitalization.

The credit facility also requires that net cash proceeds from the sale of significant subsidiaries be applied to reduce consolidated indebtedness. Further, an acceleration of indebtedness of KeySpan or one of its subsidiaries for borrowed money in excess of $25 million in the aggregate, if not annulled within 30 days after written notice, would create an event of default under the Indenture dated November 1, 2000, between KeySpan Corporation and the JPMorganChase Bank as Trustee. At March 31, 2004, KeySpan was in compliance with all covenants.

Houston Exploration had a revolving credit facility with a commercial banking syndicate that provided Houston Exploration with a commitment of $300 million. The credit facility was amended on April 1, 2004 and, as amended, provides
Houston Exploration with a commitment of $400 million which may be increased with prior approval from the banking syndicate to a maximum of $450 million. The credit facility is subject to borrowing base limitations. Pursuant to the April

1, 2004 amendment, the borrowing base was increased from $300 million to $375 million. The $375 million borrowing base is expected to remain in effect until the next scheduled redetermination on October 1, 2004. Up to $40 million of the borrowing base is now available for the issuance of letters of credit. Outstanding borrowings continue to be unsecured and with the exception of trade payables, the facility ranks senior to Houston Exploration's $175 million 7% subordinated notes. The amended facility matures on April 1, 2008

Under the Houston Exploration credit facility, interest on base rate loans is payable at a fluctuating rate, or base rate, equal to the sum of (a) the greater of the federal funds rate plus 0.50% or the bank's prime rate plus (b) a variable margin between 0% and 0.50%, depending on the amount of borrowings outstanding under the credit facility. Interest on fixed rate loans is payable at a fixed rate equal to the sum of (a) a quoted reserve adjusted LIBOR rate, plus (b) a variable margin between 1.25% and 2.00%, depending on the amount of borrowings outstanding under the credit facility.

Financial covenants under the new facility require Houston Exploration to, among other things, (i) maintain an interest coverage ratio of at least 3.00 to 1.00 of earnings before interest, taxes and depreciation ("EBITDA") to cash interest;
(ii)  maintain a total debt to EBITDA  ratio of not more than 3.50 to 1.00;  and
(iii) generally prohibits the hedging of more than 85% of natural gas and oil production during any 12-month period. At March 31, 2004, Houston Exploration was in compliance with all financial covenants.

During the first quarter of 2004, Houston Exploration borrowed $20 million under its credit facility and repaid $77 million. At March 31, 2004, $70 million of borrowings remained outstanding at a weighted average annualized interest rate of 3.27%. Also, $0.4 million was committed under outstanding letters of credit obligations. Currently, Houston Exploration has $304.6 million of borrowing capacity available to it.

KeySpan Canada has a credit facility that has two tranches with the following maturities: (i) $37.5 million matures in 364 days: and (ii) $37.5 million matures in two years. During the first quarter of 2004, KeySpan Canada repaid $17.7 million under the facility and at March 31, 2004, $57.3 million was available for future borrowing.

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

Capital Expenditures and Financing

Construction Expenditures

The table below sets forth our construction expenditures by operating segment for the periods indicated:

-------------------------------------------------------------------------------
                                               Three Months Ended March 31,
(In Thousands of Dollars)                      2004                      2003
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Gas Distribution                             $ 82,235                $  78,013
Electric Services                              36,617                   56,731
Energy Investments                             97,215                   84,309
Energy Services and other                       4,157                    1,726
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                            $ 220,224                $ 220,779
-------------------------------------------------------------------------------


Construction expenditures related to the Gas Distribution segment are primarily for the renewal, replacement and expansion of the distribution system. Construction expenditures for the Electric Services segment reflect costs to:
(i) maintain our generating facilities; and (ii) expand the Ravenswood facility. Construction expenditures related to the Energy Investments segment primarily reflect costs associated with gas exploration and production activities. Expenditures also include development costs associated with the joint venture with Houston Exploration, as well as costs related to KeySpan Canada's gas processing facilities.

Financing

KeySpan did not engage in any financing transactions during the first quarter of 2004. However, we anticipate replacing outstanding commercial paper used to finance the construction of a new 250 MW combined cycle generating facility at the Ravenswood facility site with the proceeds from a proposed sale/leaseback transaction anticipated to be completed in the second quarter of 2004. (See the earlier discussion under the caption "Electric Services" for further details on this proposed transaction). We will continue to evaluate our capital structure and financing strategy for the remainder of 2004 and beyond. We believe that our current sources of funding (i.e., internally generated funds, the proposed sale/leaseback transaction, and the availability of commercial paper) are sufficient to meet our anticipated capital needs for the foreseeable future.

The following table represents the ratings of our long-term debt at March 31, 2004. Currently, Standard & Poor's and Moody's Investor Services ratings on KeySpan's and its subsidiaries' long-term debt are on negative outlook.

                                  Moody's Investor                Standard
                                      Services                    & Poor's            FitchRatings
--------------------------------------------------------------------------------------------------------
KeySpan Corporation                      A3                          A                     A-
KEDNY                                   N/A                          A+                    A+
KEDLI                                    A2                          A+                    A-
Boston Gas                               A2                          A                     N/A
Colonial Gas                             A2                          A+                    N/A
Electric Generation                      A3                          A                     N/A
--------------------------------------------------------------------------------------------------------

Off-Balance Sheet Arrangements

Guarantees

KeySpan has a number of financial guarantees with its subsidiaries that have remained substantially unchanged since December 31, 2003. At March 31, 2004, KeySpan has fully and unconditionally guaranteed: (i) $525 million of medium-term notes issued by KEDLI; (ii) the obligations of KeySpan Ravenswood LLC, the lessee under the $425 million Master Lease Agreement associated with the Ravenswood facility; and (iii) the payment obligations of our subsidiaries related to $128 million of tax-exempt bonds issued through the Nassau County and Suffolk County Industrial Development Authority for the construction of the Glenwood and Port Jefferson electric-generation peaking facilities. The medium-term notes, the Master Lease Agreement and the tax-exempt bonds are reflected on the Consolidated Balance Sheet. Further, KeySpan has guaranteed:
(i) up to $169 million of surety bonds associated with certain construction projects currently being performed by subsidiaries within the Energy Services segment; (ii) certain supply contracts, margin accounts and purchase orders for certain subsidiaries in an aggregate amount of $51 million; and (iii) $74 million of subsidiary letters of credit. These guarantees are not recorded on the Consolidated Balance Sheet. At this time, we have no reason to believe that our subsidiaries will default on their current obligations. However, we cannot predict when or if any defaults may take place or the impact such defaults may have on our consolidated results of operations, financial condition or cash flows. (See Note 6 to the Consolidated Financial Statements, "Financial Guarantees and Contingencies" for additional information regarding KeySpan's guarantees.)

In addition, KeySpan intends to guarantee the payment obligations of its subsidiaries in connection with the proposed sale/leaseback transaction for the financing of the new 250 MW electric generating facility located on the Ravenswood site.

Variable Interest Entity

We have an arrangement with a variable interest entity through which we lease a portion of the Ravenswood facility. We acquired the Ravenswood facility, in part, through the variable interest entity from The Consolidated Edison Company of New York, Inc. ("Consolidated Edison") on June 18, 1999 for approximately $597 million. In order to reduce the initial cash requirements, we entered into a lease agreement (the "Master Lease") with a variable interest, unaffiliated financing entity that acquired a portion of the facility, three steam generating units, directly from Consolidated Edison and leased it to a KeySpan subsidiary. The variable interest unaffiliated financing entity acquired the property for $425 million, financed with debt of $412.3 million (97% of capitalization) and equity of $12.7 million (3% of capitalization). Monthly lease payments equal the monthly interest expense on the debt securities. This variable interest entity is fully consolidated in KeySpan's financial statements. (See Note 6 to the Consolidated Financial Statements, "Financial Guarantees and Contingencies" for additional information regarding the Master Lease.)

Contractual Obligations

KeySpan has certain contractual obligations related to its outstanding long-term debt, outstanding credit facility borrowings, outstanding commercial paper borrowings, operating and capital leases, and demand charges associated with certain commodity purchases. These obligations have remained substantially unchanged since December 31, 2003. (For additional details regarding these obligations see KeySpan's Annual Report on Form 10K for the Year Ended December 31, 2003, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, Note 6 "Long-Term Debt", as well as Note 7 to those Consolidated Financial Statements "Contractual Obligations, Financial Guarantees and Contingencies.")

Discussions of Critical Accounting Policies and Assumptions

In preparing our financial statements, the application of certain accounting policies requires difficult, subjective and/or complex judgments. The circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the impact of matters that are inherently uncertain. Actual effects on our financial position and results of operations may vary significantly from expected results if the judgments and assumptions underlying the estimates prove to be inaccurate. At March 31, 2004, KeySpan's critical accounting policies and assumptions have remained substantially unchanged since December 31, 2003. Below is a brief discussion of those critical accounting policies requiring such subjectivity. For a more detailed discussion of these policies and assumptions see KeySpan's Annual Report on Form 10K for the Year Ended December 31, 2003, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations "Discussion of Critical Accounting Policies and Assumptions."

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

Valuation of Goodwill

KeySpan records goodwill on purchase transactions, representing the excess of acquisition cost over the fair value of net assets acquired. In testing for goodwill impairment under Statement of Financial Accounting Standards ("SFAS") 142 "Goodwill and Other Intangible Assets", significant reliance is placed upon a number of estimates regarding future performance that require broad assumptions and significant judgment by management. A change in the fair value of our investments could cause a significant change in the carrying value of goodwill. The assumptions used to measure the fair value of our investments are the same as those used by us to prepare annual operating segment and consolidated earnings and cash flow forecasts. In addition, these assumptions are used to set annual budgetary guidelines.

Although management determined that the fair value of KeySpan's assets adequately exceeded their carrying value for the year ended December 31, 2003, the operating performance of the Energy Services segment continues to be below expectations. Management will continue to monitor the operating performance of this segment and will conduct a review of the carrying value of goodwill during the year. The recorded goodwill for this segment, as a result of prior acquisitions, is approximately $171 million. At this point in time, we are unable to predict what effect, if any, the outcome of this review will have on the carrying value of our goodwill or on financial position or results of operations.

Management will continue to review and focus on its overall strategy for each of KeySpan's business units and accordingly will continue to evaluate the carrying value of goodwill. While we believe that our assumptions are reasonable, actual results, however, may differ from our projections.

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

As is further discussed under the caption "Regulation and Rate Matters," the rate plans previously in effect for KEDNY and KEDLI have expired. The continued application of SFAS 71 to record the activities of these subsidiaries is contingent upon the actions of regulators with regard to future rate plans. We are currently evaluating various options that may be available to us including, but not limited to, proposing new plans for KEDNY and KEDLI. The ultimate resolution of any future rate plans could have a significant impact on the application of SFAS 71 to these entities and, accordingly, on our financial position, results of operations and cash flows. However, management believes that currently available facts support the continued application of SFAS 71 and that all regulatory assets and liabilities are recoverable or refundable through the regulatory environment. It should be noted that the DTE approved a base revenue increase for the Boston Gas Company in the fourth quarter of 2003. (See the discussion under the caption "Regulation and Rate Matters" for additional information regarding the Boston Gas Company's filing.)

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

Historically, we have funded our qualified pension plans in excess of the amount required to satisfy minimum ERISA funding requirements. At March 31, 2004, we had a funding credit balance in excess of the ERISA minimum funding requirements. Although we have presently exceeded ERISA funding requirements, our pension plans, on an actuarial basis, are currently underfunded. Therefore, for 2004, KeySpan expects to contribute a total of $147 million to its funded and unfunded post-retirement plans. Future funding requirements are heavily dependent on actual return on plan assets and prevailing interest rates. (In addition to Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations in KeySpan's Annual Report on Form 10K for the Year Ended December 31, 2003, see also Note 4 of those Consolidated Financial Statements, "Postretirement Benefits.")

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

Natural gas and oil reserve quantities represent estimates only. Under full cost accounting, reserve estimates are used to determine the full cost ceiling limitation as well as the depletion rate. Houston Exploration estimates its proved reserves and future net revenues using sales prices estimated to be in effect as of the date it makes the reserve estimates. Further, Houston Exploration employs independent petroleum engineers in the preparation of estimated reserve quantities. Natural gas prices, which have fluctuated widely in recent years, affect estimated quantities of proved reserves and future net revenues. Any estimates of natural gas and oil reserves and their values are inherently uncertain, including many factors beyond our control.

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

For those derivative instruments designated as cash flow hedges under SFAS 133, which are the majority of KeySpan's derivative instruments, changes in the derivative's fair market value are recorded in other comprehensive income on the Consolidated Balance Sheet, (in line with effectiveness measurements) and are recorded through earnings at the time of settlement. To the extent hedge contracts are deemed ineffective, that portion will impact earnings.

Additionally, we use derivative financial instruments to reduce cash flow variability associated with the purchase price for a portion of future natural gas purchases for our regulated gas distribution activities; the accounting for such derivative instruments is subject to SFAS 71. KeySpan's non-regulated subsidiaries may employ a limited number of financial derivatives that do not qualify for hedge accounting treatment under SFAS 133, and, therefore, changes in the market value of these derivative instruments are recorded through earnings.

When available, quoted market prices are used to record a derivative contract's fair value. Fair value is the amount at which derivative instruments could be exchanged in a current transaction between willing parties, other than in a liquidation sale. However market values for certain derivative contracts may not be readily available or determinable. If no active market exists for a commodity, a specific contract type, or for the entire term of a contract's duration, fair values are based on pricing models. Such models employ matrix pricing based on contracts with similar terms and risks, including pricing based on broker quotes and industry publications. A substantial percentage of the fair value of KeySpan's derivative contracts is based on observable market prices or is derived from such prices. Changes in market conditions or the occurrence of unforeseen events could affect the timing of recognition of changes in fair value of certain hedging derivatives.

See Note 4 to the Consolidated Financial Statements "Hedging and Derivative Financial Instruments and Item 3, "Quantitative and Qualitative Disclosures About Market Risk" for a further description of our derivative instruments.

Regulation and Rate Matters

Gas Matters

As of March 31, 2004, the rate agreements for KEDNY and KEDLI have expired. Under the terms of the KEDNY and KEDLI rate agreements, gas distribution rates and all other provisions will remain in effect until changed by the NYPSC. At this time, we are currently evaluating various options that may be available to us regarding the KEDNY and KEDLI rate plans, including but not limited to, proposing new rate plans.

Regarding the Boston Gas Company, in 2003 the DTE approved a $25.9 million increase in base revenues with an allowed return on equity of 10.2% assuming an equal balance of debt and equity. On January 27, 2004 the DTE issued orders on Boston Gas Company's Motion for Recalculation, Reconsideration and Clarification that granted an additional $1.1 million in base revenues, for a total of $27 million. The DTE also approved a Performance Based Rate Plan (the "Plan") for up to ten years.

For an additional discussion of our current gas distribution rate agreements, see KeySpan's Annual Report on Form 10K for the Year Ended December 31, 2003,
Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations "Regulation and Rate Matters."

Electric Matters

KeySpan sells to LIPA all of the capacity and, to the extent requested, energy conversion services from our existing Long Island based oil and gas-fired generating plants. Sales of capacity and energy conversion services are made under rates approved by the FERC in accordance with the Power Supply Agreement ("PSA") entered into between KeySpan and LIPA in 1998. The current FERC approved rates, which have been in effect since May 1998, expired on December 31, 2003. KeySpan filed with the FERC an updated cost of service for the Long Island based generating plants in October 2003. The rate filing included, among other things, an annual revenue increase of 2.1% or approximately $6.4 million, a return on equity of 11%, updated operating and maintenance expense levels and recovery of certain other costs. FERC approved implementation of new rates starting January 1, 2004, subject to refund. Settlement negotiations with LIPA are currently ongoing.

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

KeySpan has the authorization, under PUHCA to do the following through December 31, 2006 (the "Authorization Period"): (a) to issue and sell up to an additional amount of $3.0 billion of common stock, preferred stock, preferred and equity-linked securities, and long-term debt securities (the "Long-Term Financing Limit") in accordance with certain defined parameters; (b) in addition to the Long-Term Financing Limit, to issue and sell up to an aggregate amount of $1.3 billion of short-term debt (the "Short-Term Financing Limit"); (c) to issue up to 13 million shares of common stock under dividend reinvestment and stock-based management incentive and employee benefit plans; (d) to maintain existing and enter into additional hedging transactions with respect to outstanding indebtedness in order to manage and minimize interest rate costs;
(e) to issue guarantees and other forms of credit support in an aggregate principal amount not to exceed $4.0 billion outstanding at any one time; (f) to refund, repurchase (through open market purchases, tender offers or private transactions), replace or refinance debt or equity securities outstanding during the Authorization Period through the issuance of similar or any other type of authorized securities; (g) to pay dividends out of capital and unearned surplus as well as paid-in-capital with respect to certain subsidiaries, subject to certain limitations; (h) to engage in preliminary development activities and administrative and management activities in connection with anticipated investments in exempt wholesale generators, foreign utility companies and other energy-related companies; (i) to organize and/or acquire the equity securities of entities that will serve the purpose of facilitating authorized financings;
(j) to invest up to $3.0 billion in exempt wholesale generators and foreign utility companies; (k) to create and/or acquire the securities of entities organized for the purpose of facilitating investments in other non-utility subsidiaries; and (l) to enter into certain types of affiliate transactions between certain non-utility subsidiaries involving cost structures above the typical "at-cost" limit.

In addition, we have committed that during the Authorization Period, our common equity will be at least 30% of our consolidated capitalization and each of our utility subsidiaries' common equity will be at least 30% of such entity's capitalization. At March 31, 2004 KeySpan's consolidated common equity was 39% of its consolidated capitalization, including commercial paper, and each of its utility subsidiaries common equity was at least 35% of its respective capitalization.

Environmental Matters

KeySpan  is  subject to  various  federal,  state and local laws and  regulatory programs related to the environment. Ongoing environmental compliance activities, which have not been material, are charged to operation and maintenance activities. We estimate that the remaining cost of our manufactured gas plant ("MGP") related environmental cleanup activities, including costs associated with the Ravenswood facility, will be approximately $263.1 million and we have recorded a related liability for such amount. We have also recorded an additional $24.3 million liability representing the estimated environmental cleanup costs related to a former coal tar processing facility. Further, as of March 31, 2004, we have expended a total of $108.6 million on environmental remediation. (See Note 6 to the Consolidated Financial Statements, "Financial Guarantees and Contingencies".)

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

Regulatory Issues and Competitive Environment: We are subject to various other risk exposures and uncertainties associated with our gas and electric operations. The most significant contingency involves the evolution of the gas distribution and electric industries towards more competitive and deregulated environments. These risks have not changed substantially since December 31, 2003. For additional information regarding these risks see KeySpan's Annual Report on Form 10K for the Year Ended December 31, 2003, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations "Market and Credit Risk Management Activities."

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

     - competition facing our unregulated Energy Services businesses, including but not limited to competition from other mechanical, plumbing, heating, ventilation and air conditioning, and engineering companies, as well as, other utilities and utility holding companies that are permitted to engage in such activities;

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

For any of these statements, KeySpan claims the protection of the safe harbor for forward-looking information contained in the Private Securities Litigation Reform Act of 1995, as amended. For additional discussion on these risks, uncertainties and assumptions, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

The following tables set forth selected financial data associated with these derivative financial instruments noted above that were outstanding at March 31, 2004.

-----------------------------------------------------------------------------------------------------------------------------------
                                     Year of       Volumes                               Fixed            Current       Fair Value
             Type of Contract        Maturity        mmcf      Floor $    Ceiling $      Price $          Price $         ($000)
-----------------------------------------------------------------------------------------------------------------------------------
                 Gas
Collars                                2004         55,000      3.75         5.05               -       5.11 - 6.19        (32,688)
                                       2005         54,750      4.50         5.69               -       5.30 - 6.44        (24,526)

Swaps/Futures - Short Natural Gas      2004         11,000         -            -            4.96       5.11 - 6.19        (11,267)
                                       2005         18,250         -            -            4.77       5.30 - 6.44        (15,355)

Swaps/Futures - Long Natural Gas       2004             50         -            -     5.11 - 5.14       5.93 - 6.04             43
                                       2005             10         -            -            4.95              5.28              3

-----------------------------------------------------------------------------------------------------------------------------------
                                                   139,060                                                                 (83,790)
-----------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
                                     Year of       Volumes                                     Current         Fair Value
      Type of Contract               Maturity       Barrels    Fixed Price $                     Price $       ($000)
-------------------------------------------------------------------------------------------------------------------------
             Oil
Swaps - Long Fuel Oil                  2004        69,104     22.40 - 30.80                  28.58 - 30.90         194
                                       2005        42,000     24.85 - 30.80                  28.88 - 31.16          69

-------------------------------------------------------------------------------------------------------------------------
                                                  111,104                                                          263
-------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
                                  Year of                         Fixed Margin/            Current            Fair Value
    Type of Contract              Maturity          MWh               Price $               Price $              ($000)
------------------------------------------------------------------------------------------------------------------------
       Electricity
Swaps - Energy                      2004          536,800         15.09 - 45.25          16.10 - 45.00             (134)
                                    2005          335,200         13.74 - 48.64          15.57 - 48.57             (915)

------------------------------------------------------------------------------------------------------------------------
                                                  872,000                                                        (1,049)
------------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------
                                                                         2004
Change in Fair Value of Derivative Instruments                          ($000)
-------------------------------------------------------------------------------
Fair value of contracts at January 1,                                 $(36,224)
Losses on contracts realized                                            16,968
(Decrease) in fair value of all open contracts                         (65,320)
-------------------------------------------------------------------------------
Fair value of contracts outstanding at March 31,                      $(84,576)
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
(In Thousands of Dollars)
-------------------------------------------------------------------------------------------------------------------
                                                                     Fair Value of Contracts
-------------------------------------------------------------------------------------------------------------------
                                                                       Mature Within                        Total
Sources of Fair Value                                                   12 Months         Thereafter     Fair Value
-------------------------------------------------------------------------------------------------------------------
Prices actively quoted                                                $ (52,529)           (8,388)       $ (60,917)
Prices based on models and
    other valuation methods                                             (10,958)          (11,915)       $ (22,873)
Local published indicies                                                   (315)             (471)       $    (786)
-------------------------------------------------------------------------------------------------------------------
                                                                      $ (63,802)        $ (20,774)       $ (84,576)
-------------------------------------------------------------------------------------------------------------------


We measure the commodity risk of our derivative hedging instruments using a sensitivity analysis. The sensitivity analysis performed on these derivative positions measures the potential change in the fair market value based on a hypothetical 10% movement in energy prices. Based on a 10% increase in the forward commodity curve for natural gas from the March 31, 2004 level, it was estimated that the fair market value of outstanding derivative instruments expected to be settled in 2004 associated with our gas exploration and production activities would decrease by approximately $27 million. A 10% decrease in the forward commodity curve for natural gas would increase the fair market value of these outstanding derivative instruments by approximately $24 million. We also perform sensitivity analysis on the estimated physical sale of natural gas by our gas exploration and production subsidiaries. Based on a 10% increase in the forward commodity curve for natural gas from the March 31, 2004 level, it was estimated that pre-tax income from our gas exploration and production activities would increase by approximately $58 million for the remainder of 2004. A 10% decrease in the forward commodity curve for natural gas would decrease pre-tax income by approximately $57 million. Based upon the preceding sensitivity analysis, the net impact of a 10% increase in the forward commodity curve for natural gas would benefit pre-tax income by approximately $31 million. A 10% decrease in the forward commodity curve for natural gas would result in a net decrease to pre-tax income of approximately $34 million. The fact that a 10% change in the forward commodity curve for natural gas has a significant impact on pre-tax income is indicative of the fact that our gas exploration and production subsidiaries do not hedge 100% of their estimated production.

Based on sensitivity analysis performed on derivative instruments associated with the operations of the Ravenswood facility, it is estimated that a 10% increase in the forward commodity curves for electricity and fuel from the March 31, 2004 level would decrease the fair market value of outstanding derivative instruments that hedge the cash flow variability associated with a portion of peak electric energy sales by $1 million. A 10% decrease in the forward commodity curves for electricity and fuel would increase the fair market value of these derivative instruments by a similar amount. We also perform sensitivity analysis on the estimated physical sale of electricity by the Ravenswood facility. Based on a 10% increase in the forward commodity curves for electricity and fuel from the March 31, 2004 level, it was estimated that pre-tax income from the Ravenswood facility would increase by approximately $11 million for the remainder of 2004. A 10% decrease in the forward commodity curves for electricity and fuel would decrease pre-tax income by approximately $9 million. Based upon the preceding sensitivity analysis, the net impact of a 10% increase in the forward commodity curves for electricity and fuel would benefit pre-tax income by approximately $9 million. A 10% decrease in the forward commodity curves for electricity and fuel would result in a net decrease to pre-tax income of approximately $8 million.

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

The following table sets forth selected financial data associated with these derivative financial instruments that were outstanding at March 31, 2004.

---------------------------------------------------------------------------------------------------------------------------------
                             Year of     Volumes     Floor          Ceiling         Fixed            Current          Fair Value
   Type of Contract         Maturity       mmcf       ($)             ($)          Price ($)         Price ($)          ($000)
---------------------------------------------------------------------------------------------------------------------------------
Options                       2004         2,310  4.50 - 5.25     4.76 - 6.00               -        5.11 - 6.19            309
                              2005         1,520  4.50 - 5.25     5.00 - 6.00               -        5.30 - 6.44            285
Swaps                         2004        13,900            -               -     5.44 - 5.59        5.11 - 6.19          8,976
                              2005        15,440            -               -     5.60 - 5.64        5.30 - 6.44          8,873
---------------------------------------------------------------------------------------------------------------------------------
                                          33,170                                                                         18,443
---------------------------------------------------------------------------------------------------------------------------------

See Note 4 to the  Consolidated  Financial  Statements  "Hedging and  Derivative
Financial   Instruments"  for  a  further  description  of  all  our  derivative instruments.

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

An evaluation of the effectiveness of KeySpan's disclosure controls and procedures as of March 31, 2004 was conducted under the supervision and with the participation of KeySpan's Chief Executive Officer and Chief Financial Officer. Based on that evaluation, KeySpan's Chief Executive Officer and Chief Financial Officer have concluded that KeySpan's disclosure controls and procedures were adequate and designed to ensure that material information relating to KeySpan and its consolidated subsidiaries would be made known to the Chief Executive
Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared. Furthermore, there has been no change in KeySpan's internal control over financial reporting, identified in connection with the evaluation of such control, that occurred during KeySpan's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, KeySpan's internal control over financial reporting. Refer to the Certifications by KeySpan's Chief Executive Officer and Chief Financial Officer filed as exhibits
31.1 and 31.2 to this report.

PART II.  OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings

See Note 6 to the Consolidated Financial Statements "Financial Guarantees and Contingencies".

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

31.1*Certification  of the  Chairman  and Chief  Executive  Officer  pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*Certification  of the  Chairman  and Chief  Executive  Officer  pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

In our report on Form 8-K dated February 5, 2004, we reported that KeySpan had issued a press release concerning, among other things, consolidated earnings for the year ended December 31, 2003.


----------------------
*Filed Herewith

                      KEYSPAN CORPORATION AND SUBSIDIARIES
                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned there unto duly authorized.

                                                   KEYSPAN CORPORATION
                                                       (Registrant)



Date: April 30, 2004                              /s/ Gerald Luterman
                                                 -----------------------------
                                                     Gerald Luterman
                                                     Executive Vice President
                                                     and Chief Financial Officer