Form 10-Q
period 2004-06-30
KEYSPAN CORP
filed 2004-08-05
CIK 1062379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
                                    ---------

            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004
            [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition period from ____ to ___

                         Commission file number 1-14161

                               KEYSPAN CORPORATION
                               -------------------
             (Exact name of Registrant as specified in its Charter)

          New York                                     11-3431358
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class of Common Stock                 Outstanding at July 14, 2004
      ---------------------                 ----------------------------
         $.01 par value                            160,176,033

                      KEYSPAN CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----

                     Part I. FINANCIAL INFORMATION                      Page No.
                                                                        --------

Item 1. Financial Statements

            Consolidated Balance Sheet -
            June 30, 2004 and December 31, 2003                            3

            Consolidated Statement of Income - Three and
            Six Months Ended June 30, 2004 and 2003                        5

            Consolidated Statement of Cash Flows -
            Six Months Ended June 30, 2004 and 2003                        6

            Notes to Consolidated Financial Statements                     7

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           33

Item 3. Quantitative and Qualitative Disclosures
            About Market Risk                                             62

Item 4. Controls and Procedures                                           65

                           Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                 65

Item 4. Submission of Matters to a Vote of Security Holders               65

Item 5.  Other Events                                                     66
Item 6. Exhibits and Reports on Form 8-K                                  67

Signatures                                                                69

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
-----------------------------------------------------------------------------------------------------------------
           (In Thousands of Dollars)                                 June 30, 2004            December 31, 2003
-----------------------------------------------------------------------------------------------------------------

ASSETS
Current Assets
    Cash and temporary cash investments                                $    818,127                 $    205,751
    Accounts receivable                                                     977,499                    1,029,459
    Unbilled revenue                                                        272,890                      505,633
    Allowance for uncollectible accounts                                    (82,219)                     (79,184)
    Gas in storage and prepaid gas                                          371,781                      488,521
    Material and supplies at average cost                                   117,884                      121,415
    Other                                                                    44,783                      115,304
                                                       ----------------------------- ----------------------------
                                                                          2,520,745                    2,386,899
                                                       ----------------------------- ----------------------------

Investments and  Other                                                      499,157                      248,565

Property
    Gas                                                                   6,688,175                    6,522,251
    Electric                                                              2,323,247                    2,636,537
    Other                                                                   434,329                      425,576
    Accumulated depreciation                                             (2,649,641)                  (2,610,876)
    Gas exploration and production, at cost                                 181,927                    3,088,242
    Accumulated depletion                                                  (102,588)                  (1,167,427)
                                                       ----------------------------- ----------------------------
                                                                          6,875,449                    8,894,303
                                                       ----------------------------- ----------------------------

Deferred Charges
    Regulatory assets                                                       544,393                      578,383
    Goodwill and other intangible assets                                  1,811,243                    1,809,712
    Other                                                                   707,869                      722,320
                                                       ----------------------------- ----------------------------
                                                                          3,063,505                    3,110,415
                                                       ----------------------------- ----------------------------

Total Assets                                                           $ 12,958,856                 $ 14,640,182
                                                       ============================= ============================


        See accompanying Notes to the Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

--------------------------------------------------------------------------------------------------------------------
                                                                        June 30, 2004             December 31, 2003
--------------------------------------------------------------------------------------------------------------------


Current redemption of long-term debt                                      $     16,474                 $      1,471
Accounts payable and other liabilities                                         738,145                    1,141,597
Commercial paper                                                                40,000                      481,900
Dividends payable                                                               72,054                       72,289
Taxes accrued                                                                   90,460                       46,580
Customer deposits                                                               41,251                       40,370
Interest accrued                                                                62,328                       64,609
                                                         ------------------------------ ----------------------------
                                                                             1,060,712                    1,848,816
                                                         ------------------------------ ----------------------------


Regulatory liabilities:
      Miscellaneous liabilities                                                104,824                      104,034
      Removal cost recovered                                                   473,720                      450,034
Deferred income tax                                                          1,092,322                    1,278,341
Postretirement benefits and other reserves                                     915,603                      961,962
Other                                                                          113,738                      121,790
                                                         ------------------------------ ----------------------------
                                                                             2,700,207                    2,916,161
                                                         ------------------------------ ----------------------------

                                                                                     -                            -


Common stock                                                                 3,490,056                    3,487,645
Retained earnings                                                              854,559                      621,430
Accumulated other comprehensive loss                                           (64,370)                     (59,932)
Treasury stock                                                                (363,861)                    (378,487)
                                                         ------------------------------ ----------------------------
     Total common shareholders' equity                                       3,916,384                    3,670,656
Preferred stock                                                                 83,342                       83,568
Long-term debt                                                               5,182,652                    5,611,432
                                                         ------------------------------ ----------------------------
                                                                             9,182,378                    9,365,656
                                                         ------------------------------ ----------------------------

                                                                                15,559                      509,549
                                                         ------------------------------ ----------------------------
                                                                          $ 12,958,856                 $ 14,640,182
                                                         ============================== ============================


        See accompanying Notes to the Consolidated Financial Statements.

                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended June 30,            Six Months Ended June 30,
-----------------------------------------------------------------------------------------------------------------------------------
(In Thousands of Dollars, Except Per Share Amounts)               2004              2003                  2004              2003
                                                    -------------------------------------------------------------------------------
Revenues
     Gas Distribution                                          $ 676,363          $ 732,036          $ 2,604,142       $ 2,564,737
     Electric Services                                           433,763            392,345              792,899           790,045
     Energy Services                                             129,877            132,268              258,936           261,333
     Energy Investments                                          125,768            151,503              305,367           304,562
                                                    -------------------------------------------------------------------------------
Total Revenues                                                 1,365,771          1,408,152            3,961,344         3,920,677
                                                    -------------------------------------------------------------------------------
Operating Expenses
     Purchased gas for resale                                    363,130            424,300            1,589,703         1,620,465
     Fuel and purchased power                                    130,347            102,476              231,959           199,998
     Operations and maintenance                                  477,511            509,636              969,977         1,007,825
     Depreciation, depletion and amortization                    189,403            142,290              361,088           287,261
     Operating taxes                                              90,484             95,251              212,763           219,964
                                                    -------------------------------------------------------------------------------
Total Operating Expenses                                       1,250,875          1,273,953            3,365,490         3,335,513
                                                    -------------------------------------------------------------------------------

Income from Equity Investments                                     8,416              4,030               14,132             9,759
                                                    -------------------------------------------------------------------------------

Operating Income                                                 123,312            138,229              609,986           594,923
                                                    -------------------------------------------------------------------------------
Other Income and (Deductions)
     Interest charges                                            (88,475)           (79,198)            (172,540)         (148,137)
     Gain (loss) on subsidiary stock transactions                172,894            (30,345)             172,894           (11,325)
     Cost of debt redemption                                           -             (5,900)                   -           (24,094)
     Minority interest                                           (16,661)           (13,000)             (36,954)          (30,358)
     Other                                                        19,382               (246)              22,143            14,455
                                                    -------------------------------------------------------------------------------
Total Other Income and (Deductions)                               87,140           (128,689)             (14,457)         (199,459)
                                                    -------------------------------------------------------------------------------

Income Taxes
     Current                                                       8,364              4,017              163,503           133,592
     Deferred                                                     71,351             11,461               53,592            24,719
                                                    -------------------------------------------------------------------------------
Total Income Taxes                                                79,715             15,478              217,095           158,311
                                                    -------------------------------------------------------------------------------

Earnings (Loss) Before Change in Accounting Principle            130,737             (5,938)             378,434           237,153
Cummulative Change in Accounting Principle                             -                  -                    -               174
                                                    --------------------------------------------------------------------------------

Net Income (Loss)                                                130,737             (5,938)             378,434           237,327
Preferred stock dividend requirements                              1,459              1,461                2,920             2,922
                                                    -------------------------------------------------------------------------------
Earnings (Loss) for Common Stock                               $ 129,278          $  (7,399)         $   375,514       $   234,405
                                                    ===============================================================================
Basic Earnings (Loss) Per Share:
  Before Change in Accounting Principle                             0.81              (0.05)                2.35              1.49
  Change in Accounting Principle                                       -                  -                    -                 -
                                                    -------------------------------------------------------------------------------
Basic Earnings (Loss) Per Share                                $    0.81          $   (0.05)         $      2.35       $      1.49
                                                    ===============================================================================
Diluted Earnings (Loss) Per Share:
  Before Change in Accounting Principle                             0.80              (0.05)                2.33              1.48
  Change in Accounting Principle                                       -                  -                    -                 -
                                                    -------------------------------------------------------------------------------
Diluted Earnings (Loss) Per Share                              $    0.80          $   (0.05)         $      2.33       $      1.48
                                                    ===============================================================================
Average Common Shares Outstanding (000)                          160,167            157,943              160,030           157,414
Average Common Shares Outstanding - Diluted (000)                161,433            158,757              161,256           158,464
-----------------------------------------------------------------------------------------------------------------------------------


        See accompanying Notes to the Consolidated Financial Statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Six Months Ended June 30,
(In Thousands of Dollars)                                                                          2004                 2003
-------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                                      $ 378,434            $ 237,327
Adjustments to reconcile net income to net
      cash provided by (used in) operating activities
    Depreciation, depletion and amortization                                                      361,088              287,261
    Deferred income tax                                                                            53,592               24,719
    Income from equity investments                                                                (14,132)              (9,759)
    Dividends from equity investments                                                                 104                    -
    Amortization of interest rate swap                                                             (4,895)              (4,930)
    (Gain) Loss on subsidiary stock transactions                                                 (172,894)              15,048
    (Gain) on settlement of treasury lock                                                         (12,656)                   -
    Amortization of prepayments                                                                    46,489               46,706
    Minority interest                                                                              36,954               30,358
Changes in assets and liabilities
    Accounts receivable                                                                            85,087               54,237
    Materials and supplies, fuel oil and gas in storage                                           112,806               18,231
    Accounts payable and other liabilities                                                       (112,166)               7,292
    Interest accrued                                                                               (2,281)             (17,865)
    Captive insurance reserve                                                                      43,214                    -
    Property tax prepayments                                                                            -              (47,478)
    Other                                                                                         (12,411)             (63,130)
                                                                                -----------------------------------------------
Net Cash Provided by Operating Activities                                                         786,333              578,017
                                                                                -----------------------------------------------
Investing Activities
    Construction expenditures                                                                    (413,247)            (434,052)
    Cost of removal                                                                               (14,606)             (12,640)
    Proceeds from sale of property                                                                 13,138                    -
    Net proceeds from sale/leaseback transaction                                                  383,716                    -
    Net proceeds from subsidiary stock transactions                                               512,065              198,553
                                                                                -----------------------------------------------
Net Cash Provided by (Used In) Investing Activities                                               481,066             (248,139)
                                                                                -----------------------------------------------
Financing Activities
    Treasury stock issued                                                                          14,626               57,441
    Equity issuance                                                                                     -              473,573
    Issuance of long-term debt                                                                     49,142              599,684
    Payment of long-term debt                                                                    (153,884)            (377,174)
    Payment of commercial paper                                                                  (441,900)            (484,697)
    Redemption of promissory notes                                                                      -             (447,005)
    Gain on settlement of treasury lock                                                            12,656                    -
    Preferred stock dividends paid                                                                 (2,920)              (2,922)
    Common stock dividends paid                                                                  (142,622)            (133,435)
    Other                                                                                           9,879                9,708
                                                                                -----------------------------------------------
Net Cash (Used in) Financing Activities                                                          (655,023)            (304,827)
                                                                                -----------------------------------------------
Net Increase in Cash and Cash Equivalents                                                       $ 612,376            $  25,051
Cash and Cash Equivalents at Beginning of Period                                                  205,751              170,617
                                                                                -----------------------------------------------
Cash and Cash Equivalents at End of Period                                                      $ 818,127            $ 195,668
                                                                                ===============================================

Cash equivalents are short-term marketable securities purchased with maturities of six months or less that were carried at cost which approximates fair value.

        See accompanying Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

KeySpan Corporation (referred to in the Notes to the Financial Statements as "KeySpan," "we," "us" and "our") is a registered holding company under the Public Utility Holding Company Act of 1935, as amended ("PUHCA"). KeySpan operates six regulated utilities that distribute natural gas to approximately
2.5 million customers in New York City, Long Island, Massachusetts and New Hampshire, making KeySpan the fifth largest gas distribution company in the United States and the largest in the Northeast. We also own and operate electric generating plants in Nassau and Suffolk Counties on Long Island and in Queens County in New York City and are the largest electric generation operator in New York State. Under contractual arrangements, we provide power, electric transmission and distribution services, billing and other customer services for approximately one million electric customers of the Long Island Power Authority ("LIPA"). KeySpan's other subsidiaries are involved in gas and oil exploration and production; underground gas storage; liquefied natural gas storage; retail electric marketing; appliance service; plumbing; heating, ventilation and air conditioning and other mechanical services; large energy-system ownership, installation and management; and engineering and consulting services. We also invest and participate in the development of natural gas pipelines, electric generation and other energy-related projects. (See Note 2 "Business Segments" for additional information on each operating segment.)

1. BASIS OF PRESENTATION

In our opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly KeySpan's financial position as of June 30, 2004, and the results of operations for the three and six months ended June 30, 2004 and June 30, 2003, as well as cash flows for the six months ended June 30, 2004 and June 30, 2003. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in KeySpan's Annual Report on Form 10-K for the year ended December 31, 2003. The December 31, 2003 financial statement information has been derived from the 2003 audited financial statements. Income from interim periods may not be indicative of future results. Certain reclassifications were made to conform prior period financial statements to the current period financial statement presentation.

Consolidated earnings are seasonal in nature primarily due to the significant contribution to earnings of the gas distribution operations. As a result, we expect to earn most of our annual earnings in the first and fourth quarters of the fiscal year.

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

We have approximately 3.6 million common stock options outstanding at June 30, 2004 that were not included in the calculation of diluted EPS since the exercise price associated with these options was greater than the average market price of our common stock.


Under the requirements of Statement of Financial Accounting Standards ("SFAS")
No. 128, "Earnings Per Share" our basic and diluted EPS are as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                    Three Months Ended June 30,            Six Months Ended June 30,
(In Thousands of Dollars, Except Per Share Amounts)                  2004                  2003              2004            2003
-----------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) for common stock                                 $ 129,278              $ (7,399)        $ 375,514        $ 234,405
Interest savings on convertible preferred stock                        129                     -               514              265
Houston Exploration dilution                                           (76)                  (57)             (158)            (144)
------------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) for common stock - adjusted                      $ 129,331              $ (7,456)        $ 375,870        $ 234,526
------------------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding (000)                          160,167               157,943           160,030          157,414
Add dilutive securities:
Options                                                              1,045                   814             1,005              822
Convertible preferred stock                                            221                     -               221              228
------------------------------------------------------------------------------------------------------------------------------------
Total weighted average shares outstanding - assuming dilution      161,433               158,757           161,256          158,464
------------------------------------------------------------------------------------------------------------------------------------
Basic earnings (loss )per share                                  $    0.81              $  (0.05)        $    2.35        $    1.49
------------------------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per share                                $    0.80              $  (0.05)        $    2.33        $    1.48
------------------------------------------------------------------------------------------------------------------------------------

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

The Electric Services segment consists of subsidiaries that: operate the electric transmission and distribution system owned by LIPA; own and provide capacity to and produce energy for LIPA from our generating facilities located on Long Island; and manage fuel supplies for LIPA to fuel our Long Island generating facilities. These services are provided in accordance with long-term service contracts having remaining terms that range from six to eleven years and power purchase agreements having remaining terms of 23 years. The Electric Services segment also includes subsidiaries that own or lease and operate the 2,450 megawatt ("MW") Ravenswood electric generation facility ("Ravenswood facility"), located in Queens, New York, which includes the recently completed 250 MW combined-cycle electric generating unit located at the Ravenswood site ("Ravenswood Expansion"). All of the energy, capacity and ancillary services related to the Ravenswood facility is sold to the New York Independent System Operator ("NYISO") energy markets. The Electric Services segment also conducts retail marketing of electricity to commercial customers.

The Energy Services segment includes companies that provide energy-related services to customers primarily located within the Northeastern United States, with concentrations in the New York City metropolitan area, including New Jersey, as well as Rhode Island, Pennsylvania, Massachusetts and New Hampshire, through the following lines of business: (i) Home Energy Services, which provides residential and small commercial customers with service and maintenance of energy systems and appliances; and (ii) Business Solutions, which provides plumbing, heating, ventilation, air conditioning and mechanical services, as well as operation and maintenance, design, engineering and consulting services to commercial and industrial customers.

The Energy Investments segment consists of our gas exploration and production investments, as well as certain other domestic and international energy-related investments. Our gas exploration and production subsidiaries are engaged in gas and oil exploration and production, and the development and acquisition of domestic natural gas and oil properties. These investments include our 23.5%
interest in The Houston Exploration Company ("Houston Exploration") an independent natural gas and oil exploration company, as well as our wholly-owned subsidiaries KeySpan Exploration and Production, LLC ("KeySpan Exploration and Production"), which is engaged in a joint venture with Houston Exploration, as well as Seneca-Upshur Petroleum, Inc ("Seneca-Upshur").

On June 2, 2004, KeySpan exchanged 10.8 million shares of common stock of Houston Exploration for 100% of the stock of Seneca-Upshur, previously a wholly owned subsidiary of Houston Exploration. This transaction reduced our interest in Houston Exploration from 55% to the current level of 23.5%. As part of this transaction, Houston Exploration retired 4.6 million of its common shares and issued 6.8 million new shares in a public offering. Based on Houston Exploration's announced offering price of $48.00 per share, Seneca-Upshur's shares were valued at the equivalent of $449 million, or $41.57 per share. Seneca-Upshur's assets consist of West Virginia gas producing properties valued at $60 million, and $389 million in cash. This transaction resulted in a gain to KeySpan of $150.1 million. Effective June 1, Houston Exploration's earnings and our ownership interest in Houston Exploration have been accounted for on the equity basis of accounting. The deconsolidation of Houston Exploration required the recognition of certain deferred taxes on our remaining investment resulting in a net deferred tax expense of $44.1 million. Therefore, the net gain on the share exchange less the deferred tax provision was $106 million, or $0.66 per share.

Subsidiaries in this segment also hold a 20% equity interest in the Iroquois Gas Transmission System LP, a pipeline that transports Canadian gas supply to markets in the Northeastern United States and a 50% interest in the Premier Transmission Pipeline in Northern Ireland. Further, KeySpan has a 17.4% ownership interest in KeySpan Canada, a subsidiary with natural gas processing plants and gathering facilities in Western Canada.

On April 1, 2004, KeySpan and KeySpan Facilities Income Fund (the "Fund"), which previously owned a 39.09% interest in KeySpan Canada, consummated a transaction whereby the Fund sold 15.617 million units of the Fund at a price of CDN$12.60 per unit for gross total proceeds of approximately CDN$196.8 million. The proceeds of the offering were used by the Fund to acquire an additional 35.91% interest in KeySpan Canada from KeySpan. We received net proceeds of approximately CDN$186.3 million (or approximately US$135 million), after commissions and expenses. The Fund's ownership in KeySpan Canada increased from 39.1% to 75%, and KeySpan's ownership of KeySpan Canada decreased to 25%. KeySpan recorded a gain of $22.8 million ($10.1 million after-tax, or $0.06 per share) on this transaction. Effective April 1, KeySpan Canada's earnings and our ownership interest in KeySpan Canada have been accounted for on the equity basis of accounting.

On July 2, 2004, the Fund issued an additional 10.7 million units, the proceeds of which were used to fund the acquisition of the midstream assets of Chevron Canada Midstream Inc. This transaction had the effect of further diluting KeySpan's ownership of KeySpan Canada to 17.4%.

The accounting policies of the segments are the same as those used for the preparation of the Consolidated Financial Statements. The segments are strategic business units that are managed separately because of their different operating and regulatory environments. Operating results of our segments are evaluated by management on an operating income basis. As a result of the Houston Exploration stock transaction, the total assets associated with our gas exploration and production operations, including cash from the transaction, were $640 million at June 30, 2004, compared to $1.5 billion at December 31, 2003. Total assets associated with KeySpan's other energy-related investments were approximately $600 million at June 30, 2004 compared to $900 million at December 31, 2003, as a result of the KeySpan Canada transaction.

In the first quarter of 2004 we reclassified the operating results of our electric marketing subsidiary from the Energy Services segment to the Electric Services segment. As a result we reclassified the financial results for all periods of 2003. The reportable segment information is as follows:

----------------------------------------------------------------------------------------------------------------------------------
                                                                              Energy Investments
                                                                         --------------------------
                                                                             Gas
                                       Gas         Electric    Energy      Exploration      Other
(InThousands of Dollars)           Distribution    Services   Services   and Production   Investments   Eliminations  Consolidated
----------------------------------------------------------------------------------------------------------------------------------
Three Months Ended June 30, 2004
Unaffiliated revenue                  676,363       433,763    129,877     118,926         6,842                -       1,365,771
Intersegment revenue                        -             -      4,147           -         1,278           (5,425)              -
Operating income (Loss)                35,065        67,912     (4,906)     11,388         5,480            8,373         123,312

Three Months Ended June 30, 2003
Unaffiliated revenue                  732,036       392,345    132,268     122,875        28,628                -       1,408,152
Intersegment revenue                        -            26      1,542           -         1,252           (2,820)              -
Operating income (Loss)                31,616        52,100    (10,463)     50,148         9,074            5,754         138,229
----------------------------------------------------------------------------------------------------------------------------------

Eliminating  items  include  intercompany   interest  income  and  expense,  the
elimination of certain intercompany accounts, as well as activities of our corporate and administrative areas.

Because of the nature of our Electric Services business, electric revenues are derived from two large customers - the NYISO and LIPA. Electric Services revenues from these customers for the three months ended June 30, 2004 and 2003 represent approximately 15% of our consolidated revenues in both periods.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                Energy Investments
                                                                          ---------------------------
                                                                               Gas
                                       Gas          Electric    Energy     Exploration        Other
(In Thousands of Dollars)          Distribution     Services   Services   and Production   Investments   Eliminations   Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30, 2004
Unaffiliated revenue                 2,604,142       792,899    258,936       271,345        34,022              -        3,961,344
Intersegment revenue                         -             -      7,583             -         2,543        (10,126)               -
Operating income (Loss)                414,717       115,111    (23,380)       73,496        18,402         11,640          609,986

Six Months Ended June 30, 2003
Unaffiliated revenue                 2,564,737       790,045    261,333       250,722        53,840              -        3,920,677
Intersegment revenue                         -            51      2,968             -         2,504         (5,523)               -
Operating income (Loss)                396,554        91,744    (19,585)      105,738        19,198          1,274          594,923
------------------------------------------------------------------------------------------------------------------------------------

Eliminating  items  include  intercompany   interest  income  and  expense,  the
elimination of certain intercompany accounts, as well as activities of our corporate and administrative areas.

Because of the nature of our Electric Services business, electric revenues are derived from two large customers - the NYISO and LIPA. Electric Services revenues from these customers for the six months ended June 30, 2004 and 2003 represent approximately 10% of our consolidated revenues for both periods.

3. COMPREHENSIVE INCOME

The table below indicates the components of comprehensive income:

------------------------------------------------------------------------------------------------------------------------------------
                                                                         Three Months Ended June 30,       Six Months Ended June 30,
(In Thousands of Dollars)                                                    2004           2003              2004           2003
------------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) for common stock                                         $ 129,278       $ (7,399)         $ 375,514      $ 234,405
------------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax
Reclassification adjustments for loss (gains) realized in net income         5,502          8,817             16,531         11,171
Foreign currency translation adjustments                                   (15,167)        17,773            (17,063)        27,526
Unrealized gains (losses) on marketable securities                              29          5,405                542          2,249
Premiums on derivative financial instruments                                     -         (3,437)             3,437         (3,437)
Deconsolidation of certain subsidiaries                                     (6,711)             -             (6,711)             -
Unrealized gain (losses) on derivative financial instruments                41,285         (6,184)            (1,173)       (20,933)
------------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax                               24,938         22,374             (4,437)        16,576
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                     $ 154,216       $ 14,975          $ 371,077      $ 250,981
------------------------------------------------------------------------------------------------------------------------------------
Related tax (benefit) expense
Reclassification adjustments for loss (gains) realized in net income         2,963          4,748              8,902          6,015
Foreign currency translation adjustments                                    (8,167)         9,570             (9,188)        14,822
Unrealized gains (losses) on marketable securities                              16          2,910                290          1,211
Premiums on derivative financial instruments                                     -         (1,851)             1,851         (1,851)
Deconsolidation of certain subsidiaries                                      5,016              -              5,016              -
Unrealized gain (losses) on derivative financial instruments                22,231         (3,329)              (631)       (11,271)
------------------------------------------------------------------------------------------------------------------------------------
Total Tax (Benefit) Expense                                              $  22,059       $ 12,048          $   6,240      $   8,926
------------------------------------------------------------------------------------------------------------------------------------

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS

Financially-Settled Commodity Derivative Instruments - Hedging Activities: From time to time, KeySpan subsidiaries have utilized derivative financial instruments, such as futures, options and swaps, for the purpose of hedging the cash flow variability associated with changes in commodity prices. KeySpan is exposed to commodity price risk primarily with regard to its gas exploration and production activities and its electric generating facilities at the Ravenswood site. Derivative financial instruments are employed by Houston Exploration to hedge cash flow variability associated with forecasted sales of natural gas. The Ravenswood facility uses derivative financial instruments to hedge the cash flow variability associated with the purchase of natural gas and oil that will be consumed during the generation of electricity. The Ravenswood facility also hedges the cash flow variability associated with a portion of on-peak electric energy sales.

The majority of these derivative financial instruments are cash flow hedges that qualify for hedge accounting under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," collectively SFAS 133, and are not considered held for trading purposes as defined by current accounting literature. Accordingly, we carry the fair market value of our derivative instruments on the Consolidated Balance Sheet as either a current or deferred asset or liability, as appropriate, and defer the effective portion of unrealized gains or losses in accumulated other comprehensive income. Since Houston Exploration is no longer a consolidated subsidiary, the fair market value of their outstanding derivative instruments are not reflected on the June 30, 2004 Consolidated Balance Sheet. Gains and losses are reclassified from accumulated other comprehensive income to the Consolidated Statement of Income in the period the hedged transaction affects earnings. Gains and losses are reflected as a component of either revenue or fuel and purchased power depending on the hedged transaction. Hedge ineffectiveness results from changes during the period in the price differentials between the index price of the derivative contract and the index price at the point of sale for the cash flow that is being hedged, and is recorded directly to earnings.

With respect to price exposure associated with fuel purchases for the Ravenswood facility, KeySpan employs standard NYMEX natural gas futures contracts to hedge the cash flow variability for a portion of forecasted purchases of natural gas. KeySpan also employs the use of financially-settled oil swap contracts to hedge the cash flow variability for a portion of forecasted purchases of fuel oil that will be consumed at the Ravenswood facility. The maximum length of time over which we have hedged cash flow variability associated with forecasted purchases of natural gas and fuel oil is through April 2006. We use standard NYMEX futures prices to value the gas futures contracts and market quoted forward prices to value oil swap contracts. The fair market value of these derivative instruments at June 30, 2004 was $0.4 million. A substantial portion of these derivative instruments, which are reported in other comprehensive income, are expected to be reclassified into earnings over the next twelve months.

We have also engaged in the use of cash-settled swap instruments to hedge the cash flow variability associated with a portion of forecasted electric energy sales from the Ravenswood facility. Our hedging strategy is to hedge approximately 50% of forecasted on-peak summer season electric energy sales and a portion of forecasted electric energy sales for the remainder of the year. The maximum length of time over which we have hedged cash flow variability is through December 2005. We use market quoted forward prices to value these outstanding derivatives. The fair market value of these derivative instruments at June 30, 2004 was $1.4 million. The estimated amount of gains associated with such derivative instruments that are reported in other comprehensive income and that are expected to be reclassified into earnings over the next twelve months is $1.5 million, or approximately $1.0 million after-tax.

The table below summarizes the fair value of outstanding financially-settled commodity derivative instruments that qualify for hedge accounting at June 30, 2004 and the related line item on the Consolidated Balance Sheet. As noted earlier, derivative instruments employed by Houston Exploration are no longer reflected on KeySpan's Consolidated Balance Sheet. Fair value is the amount at which derivative instruments could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale.

-----------------------------------------------------------------------------------------------------
(In Thousands of Dollars)                                  June 30, 2004        December 31, 2003
-----------------------------------------------------------------------------------------------------
Gas Contracts:
  Other current assets                                        $      12                   $   3,458
  Accounts payable and other liabilities                              -                     (35,592)
  Other deferred liabilities                                        (16)                     (4,734)

Oil Contracts:
  Other current assets                                              382                           -
  Other deferred charges                                            (20)                        385

Electric Contracts:
  Other current assets                                            1,501                           -
  Other deferred liabilities                                       (123)                        259
----------------------------------------------------------------------------------------------------
                                                              $   1,736                   $ (36,224)
----------------------------------------------------------------------------------------------------


Financially-Settled Commodity Derivative Instruments that Do Not Qualify for Hedge Accounting: KeySpan subsidiaries also have employed a limited number of financial derivatives that did not qualify for hedge accounting treatment under SFAS 133. In 2003, we sold a "swaption" to hedge the cash flow variability associated with 50 MW of forecasted 2004 summer electric energy sales from the Ravenswood facility. The swaption is an option that gives the counterparty the right, but not the obligation, to enter into a swap transaction with KeySpan in the future at a given strike price. This swaption was converted into a swap at the election of the counterparty in June 2004. The resulting premium payment KeySpan received was recorded into income at the time the swaption was exercised. The swap qualifies for hedge accounting treatment and its market value at June 30, 2004 is reflected in the above table.

Firm Gas Sales Derivative Instruments - Regulated Utilities: We use derivative financial instruments to reduce the cash flow variability associated with the purchase price for a portion of future natural gas purchases associated with our Gas Distribution operations. Our strategy is to minimize fluctuations in firm gas sales prices to our regulated firm gas sales customers in our New York and New England service territories. The accounting for these derivative instruments is subject to SFAS 71 "Accounting for the Effects of Certain Types of Regulation." Therefore, changes in the fair value of these derivatives have been recorded as a regulatory asset or regulatory liability on the Consolidated Balance Sheet. Gains or losses on the settlement of these contracts are initially deferred and then refunded to or collected from our firm gas sales customers consistent with regulatory requirements. At June 30, 2004, these derivatives had a net fair market value of $28 million and are reflected as a regulatory liability on the Consolidated Balance Sheet.

Physically-Settled Commodity Derivative Instruments: SFAS 133 establishes criteria that must be satisfied in order for option contracts, forward contracts with optionality features, or contracts that combine a forward contract and a purchase option contract to be exempted as normal purchases and sales. Based upon a continuing review of our physical gas contracts, we determined that certain contracts for the physical purchase of natural gas associated with our regulated gas utilities are not exempt as normal purchases from the requirements of SFAS 133. Since these contracts are for the purchase of natural gas sold to regulated firm gas sales customers, the accounting for these contracts is subject to SFAS 71. Therefore, changes in the market value of these contracts have been recorded as a regulatory asset or regulatory liability on the Consolidated Balance Sheet. At June 30, 2004 these contracts had a net negative fair market value of $3.5 million, and are reflected as a $3.9 million regulatory asset and $0.4 million regulatory liability on the Consolidated Balance Sheet.

Interest Rate Derivative Instruments: In May 2003, we entered into interest rate swap agreements in which we swapped $250 million of 7.25% fixed rate debt to floating rate debt. Under the terms of the agreements, we received the fixed coupon rate associated with these bonds and paid our swap counterparties a variable interest rate based on LIBOR, that was reset on a semi-annual basis. These swaps were designated as fair-value hedges and qualified for "short-cut" hedge accounting treatment under SFAS 133. In the first quarter of 2004, we paid our counterparty an average interest rate of 6.44%, and as a result, we realized interest savings of $0.5 million.

On April 7, 2004 we terminated these swap agreements and received $1.2 million from our swap counterparties, of which $0.7 million represented accrued swap interest. The difference between the termination settlement amount and the amount of accrued interest, $0.5 million, will be recorded as a reduction to interest expense over the remaining life of the bonds.

KeySpan has a leveraged lease financing arrangement associated with the Ravenswood Expansion. In May 2004, the facility was acquired by a lessor from our subsidiary, KeySpan Ravenswood, LLC, and simultaneously leased back to that subsidiary. In connection with this sale/leaseback transaction, KeySpan utilized a $275 million treasury lock (at 4.2%) to hedge the 10-year US Treasury component of the underlying notes issued by the lessor to purchase the facility. The treasury lock was in effect for a five-week period during which time the 10-year US Treasury increased 70 basis points. KeySpan did not designate the derivative instrument as a hedge for accounting purposes. The treasury lock settled in May 2004 and KeySpan received cash proceeds of $12.6 million which was recorded in other income and (deductions) in the Consolidated Statement of Income. (See Note 6. "Financial Guarantees and Contingencies" for additional information regarding the sale/leaseback transaction.)

Weather Derivatives: The utility tariffs associated with KEDNE's operations do not contain weather normalization adjustments. As a result, fluctuations from normal weather may have a significant positive or negative effect on the results of these operations. In October 2003, we entered into heating-degree day call and put options to mitigate the effect of fluctuations from normal weather on KEDNE's financial position and cash flows for the 2003/2004 winter heating season - November 2003 through March 2004. With respect to sold call options, KeySpan was required to make a payment of $27,500 per heating degree day to its counterparties when actual weather experienced during this time frame was above 4,440 heating degree days, which equates to approximately 2% colder than normal weather, based on the then most recent 20-year average for normal weather. The maximum amount KeySpan was required to pay on its sold call options was $5.5 million. With respect to purchased put options, KeySpan would have received a $27,500 per heating degree day payment from its counterparties when actual weather was below 4,266 heating degree days, or approximately 2% warmer than normal. The maximum amount KeySpan would have received on its purchased put options was $11 million. The net premium cost for these options was $0.4 million. We account for these derivatives pursuant to the requirements of EITF 99-2, "Accounting for Weather Derivatives." In this regard, such instruments are accounted for using the "intrinsic value method" as set forth in such guidance. During the first quarter of 2004, weather, as measured in heating degree-days, was 9.4% colder than normal and, as a result $4.1 million was recorded as a reduction to revenues.

Derivative contracts are primarily used to manage exposure to market risk arising from changes in commodity prices, interest rates and weather. In the event of non-performance by a counterparty to a derivative contract, the desired impact may not be achieved. The risk of counterparty non-performance is generally considered a credit risk and is actively managed by assessing each counterparty credit profile and negotiating appropriate levels of collateral and credit support. We believe that our credit risk related to the above mentioned derivative financial instruments is no greater than the risk associated with the primary contracts which they hedge and that the elimination of a portion of the price risk reduces volatility in our reported results of operations, financial position and cash flows and lowers overall business risk.

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

KeySpan's retiree health benefit plan currently includes a prescription drug benefit that is provided to retired employees. The implementation of the new requirements is not expected to have a material impact on KeySpan's results of operations and cash flows

6. FINANCIAL GUARANTEES AND CONTINGENCIES

Variable Interest Entity: KeySpan has an arrangement with a variable interest entity through which we lease a portion of the Ravenswood facility. We acquired the Ravenswood facility, then a 2,200-megawatt electric generating facility located in Queens, New York, in part, through a variable interest entity from Consolidated Edison Company of New York, Inc. ("Consolidated Edison") on June 18, 1999 for approximately $597 million. In order to reduce the initial cash requirements, we entered into a lease arrangement ("Master Lease") with a variable interest, unaffiliated financing entity that acquired a portion of the facility, or six steam generating units, directly from Consolidated Edison and leased it to our subsidiary. The variable interest unaffiliated financing entity acquired the property for $425 million, financed with debt of $412.3 million (97% of capitalization) and equity of $12.7 million (3% of capitalization). KeySpan has no ownership interests in the units or the variable interest entity. KeySpan has guaranteed all payment and performance obligations of our subsidiary under the Master Lease. Monthly lease payments substantially equal the monthly interest expense on such debt securities.

The initial term of the Master Lease expired on June 20, 2004 and was automatically extended until June 20, 2009 pursuant to the terms of the Master Lease. On all future semi-annual payment dates, we have the right to: (i) either purchase the facility for the original acquisition cost of $425 million, plus the present value of the lease payments that would otherwise have been paid through June 2009; or (ii) terminate the Master Lease and dispose of the facility. In June 2009, when the Master Lease terminates, we may purchase the facility in an amount equal to the original acquisition cost, subject to adjustment, or surrender the facility to the lessor. If we elect not to purchase the property, the Ravenswood facility will be sold by the lessor. We have guaranteed to the lessor 84% of the residual value of the original cost of the property.

We have classified the Master Lease as $412.3 million of long-term debt on the Consolidated Balance Sheet based on our current status as primary beneficiary. Further, we have an asset on the Consolidated Balance Sheet for an amount substantially equal to the fair market value of the leased assets at the inception of the lease, less depreciation since that date, or approximately $383 million. Under the terms of our credit facility, the Master Lease has been considered debt in the ratio of debt-to-total capitalization since the inception of the lease. If our subsidiary that leases the Ravenswood facility were not able to fulfill its payment obligations with respect to the Master Lease payments, then the maximum amount KeySpan would be exposed to under its current guarantees would be $425 million, plus the present value of the remaining lease payments through June 20, 2009.

Sale/leaseback Transaction: KeySpan has a leveraged lease financing arrangement associated with the Ravenswood Expansion. In May 2004, the unit was acquired by a lessor from our subsidiary, KeySpan Ravenswood, LLC, and simultaneously leased back to that subsidiary. All the obligations of KeySpan Ravenswood, LLC have been unconditionally guaranteed by KeySpan. This lease transaction generated cash proceeds of $385 million, which approximates the fair market value of the facility, as determined by a third-party appraiser. The cash proceeds from this transaction were initially used to redeem outstanding commercial paper. This lease transaction qualifies as an operating lease under SFAS 98 "Accounting for
Leases: Sale/Leaseback Transactions Involving Real Estate; Sales-Type Leases of Real Estate; Definition of the Lease Term; an Initial Direct Costs of Direct Financing Leases, an amendment of FASB Statements No.13, 66, 91 and a rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11." The lease has an initial term of 36 years and the yearly operating lease expense will be approximately $17 million per year. Lease payments will fluctuate from year to year, but are substantially paid over the first 16 years.

Asset Retirement Obligations: In 2003, KeySpan adopted SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 required us to record a liability and corresponding asset representing the present value of legal obligations associated with the retirement of tangible, long-lived assets that existed at the inception of the obligation. At the time of implementation, KeySpan recorded an asset retirement obligation related to its investment in Houston Exploration. Since Houston Exploration's operations are no longer consolidated in KeySpan's financial statements, this liability is no longer reflected on KeySpan's Consolidated Balance Sheet.

KeySpan's largest asset base is its gas transmission and distribution system. A legal obligation exists due to certain safety requirements at final abandonment. In addition, a legal obligation may be construed to exist with respect to KeySpan's liquefied natural gas ("LNG") storage tanks due to clean up responsibilities upon cessation of use. However, mass assets such as storage, transmission and distribution assets are believed to operate in perpetuity and, therefore, have indeterminate cash flow estimates. Since that exposure is in perpetuity and cannot be measured, no liability was recorded pursuant to SFAS
143. KeySpan's ARO will be re-evaluated in future periods until sufficient information exists to determine a reasonable estimate of such obligation.

Environmental Matters

New York Sites: Within the State of New York we have identified 43 historical manufactured gas plant ("MGP") sites and related facilities, which were owned or operated by KeySpan subsidiaries or such companies' predecessors.

We have identified 28 of these sites as being associated with the historical operations of KEDNY. One site has been fully remediated. The remaining 27 sites will be investigated and, if necessary, remediated under the terms and conditions of Administrative Orders on Consent ("ACO"), Voluntary Cleanup Agreements ("VCA") or Brownfield Cleanup Agreements ("BCA"). Expenditures incurred to date by us with respect to KEDNY MGP-related activities total $44.8 million.

We have identified 15 of these sites as being associated with the historical operations of KEDLI. Expenditures incurred to date by us with respect to KEDLI MGP-related activities total $35.3 million. One site has been fully investigated and requires no further action. The remaining sites will be investigated and, if necessary, remediated under the conditions of ACOs, VCAs or BCAs.

We presently estimate the remaining cost of our KEDNY and KEDLI MGP-related environmental remediation activities will be $217.0 million, which amount has been accrued by us as a reasonable estimate of probable cost for known sites. Expenditures incurred to date by us with respect to these MGP-related activities total $80.1 million.

With respect to remediation costs, the KEDNY and KEDLI rate plans generally provide for the recovery from customers of investigation and remediation costs. At June 30, 2004, we have reflected a regulatory asset of $237.7 million for our KEDNY/KEDLI MGP sites. In accordance with New York State Public Service
Commission ("NYPSC") policy, KeySpan records a reduction to regulatory liabilities as costs are incurred for environmental clean-up activities. At June 30, 2004, these previously deferred regulatory liabilities totaled $49.1 million. In October 2003, KEDNY and KEDLI filed a joint petition with the NYPSC seeking rate treatment for additional environmental costs that may be incurred in the future.

We are also responsible for environmental obligations associated with the Ravenswood facility, purchased from Consolidated Edison in 1999, including remediation activities associated with its historical operations and those of the MGP facilities that formerly operated at the site. We are not responsible for liabilities arising from disposal of waste at off-site locations prior to the acquisition closing and any monetary fines arising from Consolidated Edison's pre-closing conduct. We presently estimate the remaining environmental clean up activities for this site will be $3.2 million, which amount has been accrued by us. Expenditures incurred to date total $1.8 million.

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

We presently estimate the remaining cost of these Massachusetts KEDNE MGP-related environmental cleanup activities will be $22.8 million, which amount has been accrued by us as a reasonable estimate of probable cost for known sites. Expenditures incurred by KeySpan with respect to these MGP-related activities total $15.8 million.

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

We presently estimate the remaining cost of EnergyNorth MGP-related environmental cleanup activities will be $12.5 million, which amount has been accrued by us as a reasonable estimate of probable cost for known sites. Expenditures incurred by KeySpan, with respect to these MGP-related activities total $8.5 million.

By rate orders, the Massachusetts Department of Telecommunications and Energy ("DTE") and the New Hampshire Public Utility Commission ("NHPUC") provide for the recovery of site investigation and remediation costs and, accordingly, at June 30, 2004, we have reflected a regulatory asset of $49.6 million for the KEDNE MGP sites. Colonial Gas Company and Essex Gas Company are not subject to the provisions of SFAS 71 and therefore have recorded no regulatory asset. However, rate plans currently in effect for these subsidiaries provide for the recovery of investigation and remediation costs.

KeySpan New England, LLC Sites: We are aware of three non-utility sites associated with KeySpan New England, LLC for which we may have or share environmental remediation or ongoing maintenance responsibility. These three sites, located in Philadelphia, Pennsylvania, New Haven, Connecticut and Everett, Massachusetts, were associated with historical operations involving the production of coke and related industrial processes. Honeywell International, Inc. and Beazer East, Inc. (both former owners and/or operators of certain facilities at Everett (the "Everett Facility") together with KeySpan, have entered into an ACO with the Massachusetts Department of Environmental Protection for the investigation and development of a remedial response plan for a portion of that site. KeySpan, Honeywell and Beazer East have entered into a cost-sharing agreement under which each company has agreed to pay one-third of the costs of compliance with the consent order, while preserving any claims it may have against the other companies for, among other things, reallocation of proportionate liability.

We presently estimate the remaining cost of our environmental cleanup activities for the three non-utility sites will be approximately $24.1 million, which amount has been accrued by us as a reasonable estimate of probable costs for known sites. Expenditures incurred by KeySpan with respect to these sites total $8.7 million.

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

See KeySpan's  Annual  Report on Form 10-K for the year ended  December 31, 2003
Note 7 to those Consolidated Financial Statements "Contractual Obligations, Financial Guarantees and Contingencies" for further information on environmental matters.

Legal Matters

From time to time we are subject to various legal proceedings arising out of the ordinary course of our business. Except as described below, or in KeySpan's Annual Report on Form 10-K for the year ended December 31, 2003, we do not consider any of such proceedings to be material to our business or likely to result in a material adverse effect on our results of operations, financial condition or cash flows.

As previously reported, KeySpan and certain of its current and former officers and directors are defendants in a consolidated class action lawsuit filed in the United States District Court for the Eastern District of New York. This lawsuit alleges, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), in connection with disclosures relating to or following the acquisition of the Roy Kay companies. In June 2004, the parties reached an agreement in principle to settle the consolidated class action lawsuit. The proposed settlement provides for KeySpan to make certain payments to plaintiffs, all of which is to be funded by the insurance carrier providing liability coverage for KeySpan's directors and officers. While KeySpan continues to deny any wrongdoing, we believe the proposed settlement is in the best interest of KeySpan and its shareholders. The settlement is subject to court approval and finalization of all necessary documentation, the timing of which cannot be determined.

Also, as previously reported two shareholder derivative actions were commenced in the same court as the class action lawsuit against certain current and former officers and directors of KeySpan, alleging, among other things, breaches of fiduciary duty, violations of the New York Business Corporation Law and violations of Section 20(a) of the Exchange Act. Each of these proceedings sought monetary damages in an unspecified amount. In April 2004, the court dismissed both derivative actions without prejudice following the withdrawal of such actions by the plaintiffs.

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

Financial Guarantees

KeySpan has issued financial guarantees in the normal course of business, on behalf of its subsidiaries, to various third party creditors. At June 30, 2004, the following amounts would have to be paid by KeySpan in the event of non-payment by the primary obligor at the time payment is due:

--------------------------------------------------------------------------------------------------------------------------
                                                                                        Amount of
Nature of Guarantee (In Thousands of Dollars)                                            Exposure     Expiration Dates
--------------------------------------------------------------------------------------------------------------------------
Medium-Term Notes - KEDLI                                          (i)                 $   525,000        2008-2010
Industrial Development Revenue Bonds                               (ii)                    128,000          2027
Ravenswood - Master Lease                                          (iii)                   425,000          2019
Ravenswood - Sale/leaseback                                        (iv)                    385,000          2040
Surety Bonds                                                       (v)                     269,000        Revolving
Commodity Guarantees and Other                                     (vi)                     64,000          2005
Letters of Credit                                                  (vii)                    74,000          2005
--------------------------------------------------------------------------------------------------------------------------
                                                                                       $ 1,870,000
--------------------------------------------------------------------------------------------------------------------------

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

(ii) KeySpan has fully and unconditionally guaranteed the payment obligations of its subsidiaries with regard to $128 million of Industrial Development Revenue Bonds issued through the Nassau County and Suffolk County Industrial Development Authorities for the construction of two electric-generation peaking plants on Long Island. The face value of these notes are included in long-term debt on the Consolidated Balance Sheet.

(iii)KeySpan has guaranteed all payment and performance obligations of KeySpan Ravenswood, LLC, the lessee under the Master Lease. The initial term of the Master Lease expired on June 20, 2004 and was automatically extended until June 20, 2009. The Master Lease is classified as $412.3 million long-term debt on the Consolidated Balance Sheet.

(iv) KeySpan has guaranteed all payment and performance obligations of KeySpan Ravenswood, LLC, the lessee under the sale/leaseback transaction associated with the 250 MW Ravenswood Expansion site. The initial term of the lease is for 36 years. As noted previously, this lease qualifies as an operating lease and is therefore not reflected on the Consolidated Balance Sheet.

(v) KeySpan has agreed to indemnify the issuers of various surety and performance bonds associated with certain construction projects currently being performed by subsidiaries within the Energy Services segment. In the event that the operating companies in the Energy Services segment fail to perform their obligations under contract, the injured party may demand that the surety make payments or provide services under the bond. KeySpan would then be obligated to reimburse the surety for any expenses or cash outlays it incurs.

(vi) KeySpan has guaranteed commodity-related payments for certain of its subsidiaries. These guarantees are provided to third parties to facilitate physical and financial transactions involved in the purchase of natural gas, oil and other petroleum products for electric production and marketing activities. The guarantees cover actual purchases by these subsidiaries that are still outstanding as of June 30, 2004.

(vii)KeySpan has arranged for stand-by letters of credit to be issued to third parties that have extended credit to certain subsidiaries. Certain vendors require us to post letters of credit to guarantee subsidiary performance under our contracts and to ensure payment to our subsidiary subcontractors and vendors under those contracts. Certain of our vendors also require letters of credit to ensure reimbursement for amounts they are disbursing on behalf of our subsidiaries, such as to beneficiaries under our self-funded insurance programs. Such letters of credit are generally issued by a bank or similar financial institution. The letters of credit commit the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that we have failed to perform specified actions. If this were to occur, KeySpan would be required to reimburse the issuer of the letter of credit.

To date, KeySpan has not had a claim made against it for any of the above guarantees and we have no reason to believe that our subsidiaries will default on their current obligations. However, we cannot predict when or if any defaults may take place or the impact any such defaults may have on our consolidated results of operations, financial condition or cash flows.

Other Contingencies: We derive a substantial portion of our revenues in our Electric Services segment from a series of agreements with LIPA pursuant to which we manage LIPA's transmission and distribution system and supply the majority of LIPA's customers' electricity needs. The agreements terminate at various dates between December 31, 2008 and May 28, 2013, and at this time, we can provide no assurance that any of the agreements will be renewed or extended, or if they were to be renewed or extended, the terms and conditions thereof. In addition, given the complexity of these agreements, disputes arise from time to time between KeySpan and LIPA concerning the rights and obligations of each party to make and receive payments as required pursuant to the terms of these agreements. As a result, KeySpan is unable to determine what effect, if any, the ultimate resolution of these disputes will have on its financial condition, results of operations or cash flows.

7. STOCK OPTIONS

Stock options have been issued to KeySpan officers, directors and certain other management employees and consultants as approved by the Board of Directors.
These options generally vest over a three-to-five year period and have a ten-year exercise period. Moreover, under a separate plan, Houston Exploration has issued stock options to its directors and key Houston Exploration employees. (Beginning in 2004, KeySpan officers that serve on the Houston Exploration Board of Directors do not receive Houston Exploration stock options.) In 2003, KeySpan and Houston Exploration adopted the prospective method of transition of accounting for stock option expense in accordance with SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." Accordingly, compensation expense has been recognized by employing the fair value recognition provisions of SFAS 123 "Accounting for Stock-Based Compensation" for grants awarded after January 1, 2003.

KeySpan and Houston Exploration continue to apply APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for grants awarded prior to January 1, 2003. Accordingly, no compensation cost has been recognized for these fixed stock option plans in the Consolidated Financial Statements since the exercise prices and market values were equal on the grant dates. Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under the plans consistent with SFAS 123, net income and earnings per share would have decreased to the pro-forma amounts indicated below. The 2004 pro-forma impact of Houston Exploration's stock options are reflected for the five month period ended May 31, 2004.

----------------------------------------------------------------------------------------------------------------------------------
                                                                    Three Months Ended June 30,          Six Months Ended June 30,
(In Thousands of Dollars, Except Per Share Amounts)                   2004            2003                 2004            2003
----------------------------------------------------------------------------------------------------------------------------------
Earnings available for common stock:                               $ 129,278       $ (7,399)            $ 375,514       $ 234,405
As reported
     Add: recorded stock-based compensation expense, net of tax        1,390          1,132                 2,794           1,990
     Deduct: total stock-based compensation expense, net of tax       (2,371)        (2,969)               (4,959)         (6,070)
----------------------------------------------------------------------------------------------------------------------------------
Pro-forma earnings                                                 $ 128,297       $ (9,236)            $ 373,349       $ 230,325
----------------------------------------------------------------------------------------------------------------------------------
Earnings per share:
     Basic - as reported                                           $    0.81       $  (0.05)            $    2.35       $    1.49
     Basic - pro-forma                                             $    0.80       $  (0.06)            $    2.33       $    1.46

     Diluted - as reported                                              0.80       $  (0.05)            $    2.33       $    1.48
     Diluted - pro-forma                                                0.79       $  (0.06)            $    2.32       $    1.45
----------------------------------------------------------------------------------------------------------------------------------


8. POSTRETIREMENT BENEFITS

Pension Plans: The following information represents the consolidated net periodic pension cost for the six months ended June 30, 2004 and 2003 for our noncontributory defined benefit pension plans which cover substantially all employees. Benefits are based on years of service and compensation. Funding for pensions is in accordance with requirements of federal law and regulations. KEDLI and Boston Gas Company are subject to certain deferral accounting requirements mandated by the NYPSC and DTE, respectively for pension costs and other postretirement benefit costs. Further, KeySpan's electric subsidiaries are subject to certain "true-up" provisions in accordance with the LIPA service agreements.

The calculation of net periodic pension cost is as follows:

-------------------------------------------------------------------------------------------------------------
                                                                        Six Months Ended June 30,
(In Thousands of Dollars)                                             2004                     2003
-------------------------------------------------------------------------------------------------------------
Service cost, benefits earned during the period                $      26,454             $    23,766
Interest cost on projected benefit obligation                         72,121                  69,135
Expected return on plan assets                                       (79,134)                (65,278)
Net amortization and deferral                                         31,654                  33,475
-------------------------------------------------------------------------------------------------------------
Total pension cost                                             $      51,095             $    61,097
-------------------------------------------------------------------------------------------------------------


Other Postretirement Benefits: The following information represents the consolidated net periodic other postretirement benefit cost for the six months ended June 30, 2004 and 2003 for our noncontributory defined benefit plans covering certain health care and life insurance benefits for retired employees. We have been funding a portion of future benefits over employees' active service lives through Voluntary Employee Beneficiary Association ("VEBA") trusts. Contributions to VEBA trusts are tax deductible, subject to limitations contained in the Internal Revenue Code.

Net  periodic   other   postretirement   benefit  cost  included  the  following
components:

-----------------------------------------------------------------------------------------------------------
                                                                              Six Months Ended June 30,
(In Thousands of Dollars)                                                   2004                    2003
-----------------------------------------------------------------------------------------------------------
Service cost, benefits earned during the period                           $ 10,060                $  9,413
Interest cost on accumulated
   postretirement benefit obligation                                        37,006                  34,902
Expected return on plan assets                                             (16,946)                (13,765)
Net amortization and deferral                                               23,398                  17,908
-----------------------------------------------------------------------------------------------------------
Other postretirement cost                                                 $ 53,518                $ 48,457
-----------------------------------------------------------------------------------------------------------


In 2004, KeySpan is expected to contribute approximately $89 million to its pension plans and approximately $58 million to its other postretirement benefit plans, which are the same funding levels as reported in KeySpan's Annual Report on Form 10-K for the Year Ended December 31, 2003. For the six months ended June 30, 2004, $115.4 million has been contributed.

9. LONG-TERM DEBT and COMMERCIAL PAPER

At June 30, 2004, KeySpan had $460 million of MEDS Equity Units outstanding at 8.75% consisting of a three-year forward purchase contract for our common stock and a six-year note. The purchase contract commits us, in May 2005, three years after the date of issuance of the MEDS Equity Units, to issue and the investors to purchase, a number of shares of our common stock based on a formula tied to the market price of our common stock at that time. The 8.75% coupon is composed of interest payments on the six-year note of 4.9% and premium payments on the three-year equity forward contract of 3.85%. These instruments have been recorded as long-term debt on the Consolidated Balance Sheet. Further, upon issuance of the MEDS Equity Units, we recorded a direct charge to retained earnings of $49.1 million, which represents the present value of the forward contract's premium payments.

There were 9.2 million MEDS Equity units issued which are subject to conversion upon execution of the three-year forward purchase contract. The number of shares to be issued depends on the average closing price of KeySpan's common stock over the 20 day trading period ending on the third trading day prior to May 16, 2005. If the average closing price over this time frame is less than or equal to $35.30 of KeySpan's common stock, 13 million shares will be issued. If the average closing price over this time frame is greater than or equal to $42.36,
10.9 million shares will be issued. The number of shares issued at a price between $35.30 and $42.36 will be between 10.9 million and 13 million shares based upon a sliding scale.

These securities are currently not considered convertible instruments for purposes of applying SFAS 128 "Earnings Per Share" calculations, unless or until such time as the market value of KeySpan's common stock reaches a threshold appreciation price ($42.36 per share) that is higher than the current per share market value. Interest payments do, however, reduce net income and earnings per share.

In June 2004, KeySpan completed the restructuring of its credit facilities. We entered into a new $640 million five year revolving credit facility to replace the $450 million, 364 day facility which expired in June. We also amended our existing three year $850 million facility due June 2006 to reduce commitments thereunder by $190 million to a new level of $660 million. The two credit facilities total $1.3 billion and are each syndicated among sixteen banks. These facilities continue to support KeySpan's commercial paper program for working capital needs.

The fees for these facilities are subject to a ratings-based grid, with an annual fee of 0.08% on the new five-year facility and 0.125% on the existing three-year facility. Both credit agreements allow for KeySpan to borrow using several different types of loans; specifically, Eurodollar loans, Adjustable Bank Rate (ABR) loans, or competitively bid loans. Eurodollar loans in the five-year facility are based on the Eurodollar rate plus a margin of 0.40% for loans up to 33% of the total five-year facility, and an additional 0.125% for loans over 33% of the total five-year facility. In the three-year facility Eurodollar loans are based on the Eurodollar rate plus a margin of 0.625% for loans up to 33% of the total three-year facility, and an additional 0.125% for loans over 33% of the total three-year facility. ABR loans are based on the highest of the Prime Rate, the base CD rate plus 1%, or the Federal Funds Effective Rate plus 0.5%. Competitive bid loans are based on bid results requested by KeySpan from the lenders. We do not anticipate borrowing against these facilities; however, if the credit rating on our commercial paper program were to be downgraded, it may be necessary to do so.

The facilities contain certain affirmative and negative operating covenants, including restrictions on KeySpan's ability to mortgage, pledge, encumber or otherwise subject its property to any lien, as well as certain financial covenants that require us to, among other things, maintain a consolidated indebtedness to consolidated capitalization ratio of no more than 64% until the expiration of the existing three-year facility in 2006, at which time it will be lowered to 62%. Violation of this covenant could result in the termination of the facilities and the required repayment of amounts borrowed thereunder, as well as possible cross defaults under other debt agreements.

10. GAS EXPLORATION and PRODUCTION PROPERTY - DEPLETION

As described in Note 2 "Business Segments", KeySpan's investments in gas exploration and production activities consists of its 23.5% ownership interest in Houston Exploration, as well as KeySpan's wholly-owned subsidiary KeySpan Exploration and Production, which is engaged in a joint drilling program with Houston Exploration. Further KeySpan's investments in these activities also includes its wholly owned subsidiary Seneca-Upshur. These assets are accounted for under the full cost method of accounting. Under the full cost method, costs of acquisition, exploration and development of natural gas and oil reserves are capitalized into a "full cost pool" as incurred. Unproved properties and related costs are excluded from the depletion and amortization base until a determination as to the existence of proved reserves. Properties are depleted and charged to operations using the unit of production method using proved reserve quantities.

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

As a result of the stock transaction previously mentioned, KeySpan now accounts for its investment in Houston Exploration on the equity method, i.e. Houston Exploration's operations are not consolidated with KeySpan's other subsidiaries. Therefore, we are now required to calculate the ceiling test on KeySpan Exploration and Production's and Seneca-Uphsur's assets independently of Houston Exploration's assets. Based on a report furnished by an indpendent reservoir engineer, it was determined that the remaining proved undeveloped oil reserves held in the joint venture required a substantial investment in order to develop. Therefore, KeySpan and Houston Exploration elected not to develop these oil reserves. As a result, in the second quarter of 2004 we recorded a $48.2 million non-cash impairment charge to write down our wholly-owned gas exploration and production subsidiaries' assets. This charge was recorded in depreciation, depletion and amortization on the Consolidated Statement of Income.

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

-----------------------------------------------------------------------------------------------------------------------------------
                               Statement of Income
-----------------------------------------------------------------------------------------------------------------------------------
                                                                         Three Months Ended June 30, 2004
(In Thousands of Dollars)                       Guarantor       KEDLI         Other Subsidiaries       Eliminations    Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Revenues                                      $     160        $ 181,373          $ 1,184,398          $    (160)      $ 1,365,771
                                       --------------------------------------------------------------------------------------------
Operating Expenses
  Purchased gas                                       -           96,907              266,223                  -           363,130
  Fuel and purchased power                            -                -              130,347                  -           130,347
  Operations and maintenance                     (3,429)          33,724              447,216                  -           477,511
  Intercompany expense                                -            1,432               (1,432)                                   -
  Depreciation and amortization                       -           18,408              170,995                  -           189,403
  Operating taxes                                     -           12,733               77,751                  -            90,484
                                       --------------------------------------------------------------------------------------------
Total Operating Expenses                         (3,429)         163,204            1,091,100                  -         1,250,875
                                       --------------------------------------------------------------------------------------------
Income from equity investments                        -                -                8,416                  -             8,416
                                       --------------------------------------------------------------------------------------------
Operating Income (Loss)                           3,589           18,169              101,714               (160)          123,312
                                       --------------------------------------------------------------------------------------------

Interest charges                                (53,278)         (14,833)             (69,486)            49,122           (88,475)
Other income and (deductions)                   177,853              159              175,732           (178,129)          175,615
                                       --------------------------------------------------------------------------------------------
Total Other Income and (Deductions)             124,575          (14,674)             106,246           (129,007)           87,140
                                       --------------------------------------------------------------------------------------------

Income Taxes (Benefit)                           (4,573)           2,343               81,945                  -            79,715

                                       --------------------------------------------------------------------------------------------
Net Income                                    $ 132,737        $   1,152          $   126,015          $(129,167)      $   130,737
                                       ============================================================================================

------------------------------------------------------------------------------------------------------------------------------------
                               Statement of Income
------------------------------------------------------------------------------------------------------------------------------------
                                                                            Three Months Ended June 30, 2003
(In Thousands of Dollars)                       Guarantor        KEDLI        Other Subsidiaries     Eliminations      Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Revenues                                       $     34       $ 177,340            $ 1,230,812          $    (34)      $ 1,408,152
                                         ------------------------------------------------------------------------------------------
Operating Expenses
  Purchased gas                                       -          90,611                333,689                 -           424,300
  Fuel and purchased power                            -               -                102,476                 -           102,476
  Operations and maintenance                     (5,424)         32,760                482,300                 -           509,636
  Intercompany expense                               31             735                   (735)              (31)                -
  Depreciation and amortization                     (20)         18,064                124,246                 -           142,290
  Operating taxes                                (1,824)         16,954                 80,121                 -            95,251
                                         ------------------------------------------------------------------------------------------
Total Operating Expenses                         (7,237)        159,124              1,122,097               (31)        1,273,953
                                         ------------------------------------------------------------------------------------------

Income from Equity Investments                       36               -                  3,994                 -             4,030
                                         ------------------------------------------------------------------------------------------
Operating Income (Loss)                           7,307          18,216                112,709                (3)          138,229
                                         ------------------------------------------------------------------------------------------

Interest charges                                (53,403)        (16,104)               (56,720)           47,029           (79,198)
Other income and (deductions)                    34,630          (1,809)               (46,030)          (36,282)          (49,491)
                                         ------------------------------------------------------------------------------------------
Total Other Income and (Deductions)             (18,773)        (17,913)              (102,750)           10,747          (128,689)
                                         ------------------------------------------------------------------------------------------


Income Taxes (Benefit)                           (5,528)          1,221                 19,785                 -            15,478

                                         ------------------------------------------------------------------------------------------
Net Income (Loss)                              $ (5,938)      $    (918)           $    (9,826)         $ 10,744       $    (5,938)
                                         ==========================================================================================

------------------------------------------------------------------------------------------------------------------------------------
                               Statement of Income
------------------------------------------------------------------------------------------------------------------------------------
                                                                         Six Months Ended June 30, 2004
(In Thousands of Dollars)                    Guarantor          KEDLI          Other Subsidiaries        Eliminations   Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                    $     313        $ 652,456          $ 3,308,888          $     (313)        $ 3,961,344
                                    ------------------------------------------------------------------------------------------------
Operating Expenses
  Purchased gas                                     -          387,996            1,201,707                   -           1,589,703
  Fuel and purchased power                          -                -              231,959                   -             231,959
  Operations and maintenance                   (3,060)          66,941              906,096                   -             969,977
  Intercompany expense                              -            2,787               (2,787)                  -                   -
  Depreciation and amortization                     -           48,249              312,839                   -             361,088
  Operating taxes                                   -           32,276              180,487                   -             212,763
                                    ------------------------------------------------------------------------------------------------
Total Operating Expenses                       (3,060)         538,249            2,830,301                   -           3,365,490
                                    ------------------------------------------------------------------------------------------------

Income from equity investments                                       -               14,132                   -              14,132
                                    ------------------------------------------------------------------------------------------------
Operating Income (Loss)                         3,373          114,207              492,719                (313)            609,986
                                    ------------------------------------------------------------------------------------------------

Interest charges                             (106,766)         (30,696)            (140,960)            105,882            (172,540)
Other income and (deductions)                 475,382              533              173,782            (491,614)            158,083
                                    ------------------------------------------------------------------------------------------------
Total Other Income and (Deductions)           368,616          (30,163)              32,822            (385,732)            (14,457)
                                    ------------------------------------------------------------------------------------------------

Income Taxes (Benefit)                        (10,435)          25,053              202,477                   -             217,095

                                    ------------------------------------------------------------------------------------------------
Net Income                                  $ 382,424        $  58,991          $   323,064          $ (386,045)        $   378,434
                                    ================================================================================================

------------------------------------------------------------------------------------------------------------------------------------
                            Statement of Income
------------------------------------------------------------------------------------------------------------------------------------
                                                                             Six Months Ended June 30, 2003
(In Thousands of Dollars)                         Guarantor         KEDLI       Other Subsidiaries     Eliminations     Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                          $    177        $655,685          $ 3,264,992        $    (177)       $ 3,920,677
                                               -------------------------------------------------------------------------------------
Operating Expenses
  Purchased gas                                          -         377,620            1,242,845                -          1,620,465
  Fuel and purchased power                               -               -              199,998                -            199,998
  Operations and maintenance                         1,835          70,980              935,010                -          1,007,825
  Intercompany expense                                  65           1,917               (1,917)             (65)                 -
  Depreciation and amortization                        (40)         44,984              242,317                -            287,261
  Operating taxes                                   (1,824)         40,959              180,829                -            219,964
                                               -------------------------------------------------------------------------------------
Total Operating Expenses                                36         536,460            2,799,082              (65)         3,335,513
                                               -------------------------------------------------------------------------------------

Income from Equity Investment                          108               -                9,651                -              9,759
                                               -------------------------------------------------------------------------------------
Operating Income (Loss)                                249         119,225              475,561             (112)           594,923
                                               -------------------------------------------------------------------------------------

Interest charges                                   (99,880)        (31,110)            (109,019)          91,872           (148,137)
Other income and (deductions)                      328,011          (9,026)             (41,444)        (328,863)           (51,322)
                                               -------------------------------------------------------------------------------------
Total Other Income and (Deductions)                228,131         (40,136)            (150,463)        (236,991)          (199,459)
                                               -------------------------------------------------------------------------------------


Income Taxes (Benefit)                              (8,947)         29,533              137,725                -            158,311
                                               -------------------------------------------------------------------------------------
Earnings before Change in Accounting Principle     237,327          49,556              187,373         (237,103)           237,153

Cumulative Effect of Change in Accounting
  Principle                                              -               -                  174                -                174
                                               -------------------------------------------------------------------------------------
Net Income (Loss)                                 $237,327        $ 49,556          $   187,547        $(237,103)       $   237,327
                                               =====================================================================================


------------------------------------------------------------------------------------------------------------------------------------
Balance Sheet
------------------------------------------------------------------------------------------------------------------------------------
                                                                                     June 30, 2004
                                                                                        Other
                                                 Guarantor         KEDLI             Subsidiaries      Eliminations    Consolidated
                                          ------------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash and temporary cash investments         $   526,211     $    (1,164)        $    293,080       $          -     $    818,127
   Accounts receivable, net                          1,226         140,688            1,026,256                  -        1,168,170
   Other current assets                              3,281         101,074              430,093                  -          534,448
                                          ------------------------------------------------------------------------------------------
                                                   530,718         240,598            1,749,429                  -        2,520,745
                                          ------------------------------------------------------------------------------------------

Investments                                      4,771,429             963              405,526         (4,678,761)         499,157
                                          ------------------------------------------------------------------------------------------
Property
   Gas                                                   -       1,946,261            4,741,914                  -        6,688,175
   Other                                                 -               -            2,939,503                  -        2,939,503
   Accumulated depreciation and
     depletion                                           -        (324,889)          (2,427,340)                 -       (2,752,229)
                                          ------------------------------------------------------------------------------------------
                                                         -       1,621,372            5,254,077                  -        6,875,449
                                          ------------------------------------------------------------------------------------------

Intercompany Accounts Receivable                 2,118,880               -            1,802,882         (3,921,762)               -

Deferred Charges                                   375,350         224,180            2,463,975                  -        3,063,505

                                          ------------------------------------------------------------------------------------------
Total Assets                                   $ 7,796,377     $ 2,087,113         $ 11,675,889       $ (8,600,523)    $ 12,958,856
                                          ==========================================================================================

LIABILITIES AND CAPITALIZATION
Current Liabilities
   Accounts payable                            $    40,108     $   146,882         $    567,629       $          -     $    754,619
   Commercial paper                                 40,000               -                    -                  -           40,000
   Other current liabilities                       166,453          (2,304)             101,944                  -          266,093
                                          ------------------------------------------------------------------------------------------
                                                   246,561         144,578              669,573                  -        1,060,712
                                          ------------------------------------------------------------------------------------------
Intercompany Accounts Payable                            -          12,626            2,397,570         (2,410,196)               -
                                          ------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
Deferred income tax                                (46,080)        265,495              872,907                  -        1,092,322
Other deferred credits and liabilities             499,905         172,296              935,684                  -        1,607,885
                                          ------------------------------------------------------------------------------------------
                                                   453,825         437,791            1,808,591                  -        2,700,207
                                          ------------------------------------------------------------------------------------------
Capitalization
Common shareholders' equity                      3,962,536         841,214            3,791,395         (4,678,761)       3,916,384
Preferred stock                                     83,342                                    -                  -           83,342
Long-term debt                                   3,050,113         650,904            2,993,201         (1,511,566)       5,182,652
                                          ------------------------------------------------------------------------------------------
Total Capitalization                             7,095,991       1,492,118            6,784,596         (6,190,327)       9,182,378
                                          ------------------------------------------------------------------------------------------
Minority Interest in Subsidiary Companies                -               -               15,559                  -           15,559
                                          ------------------------------------------------------------------------------------------
Total Liabilities & Capitalization             $ 7,796,377     $ 2,087,113         $ 11,675,889       $ (8,600,523)    $ 12,958,856
                                          ==========================================================================================

------------------------------------------------------------------------------------------------------------------------------------
Balance Sheet
------------------------------------------------------------------------------------------------------------------------------------
                                                                               December 31, 2003
                                                                                      Other
                                                   Guarantor         KEDLI         Subsidiaries    Eliminations       Consolidated
                                            ----------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash and temporary cash investments           $    97,567    $     1,554       $    106,630     $          -        $    205,751
   Accounts receivable, net                            3,298        209,151          1,243,459                -           1,455,908
   Other current assets                                3,250        130,994            590,996                -             725,240
                                            ----------------------------------------------------------------------------------------
                                                     104,115        341,699          1,941,085                -           2,386,899
                                            ----------------------------------------------------------------------------------------

Investments and Other                              4,475,949          1,123            153,520       (4,382,027)            248,565
                                            ----------------------------------------------------------------------------------------
Property
   Gas                                                     -      1,899,375          4,622,876                -           6,522,251
   Other                                                   -              -          6,150,355                -           6,150,355
   Accumulated depreciation and depletion                  -       (312,204)        (3,466,099)               -          (3,778,303)
                                            ----------------------------------------------------------------------------------------
                                                           -      1,587,171          7,307,132                -           8,894,303
                                            ----------------------------------------------------------------------------------------

Intercompany Accounts Receivable                   3,105,571              -          1,274,293       (4,379,864)                  -

Deferred Charges                                     374,076        237,870          2,498,469                -           3,110,415

                                            ----------------------------------------------------------------------------------------
Total Assets                                     $ 8,059,711    $ 2,167,863       $ 13,174,499     $ (8,761,891)       $ 14,640,182
                                            ========================================================================================

LIABILITIES AND CAPITALIZATION
Current Liabilities
   Accounts payable                              $   125,892    $   165,613       $    850,092     $          -        $  1,141,597
   Commercial paper                                  481,900              -                  -                -             481,900
   Other current liabilities                         129,168         16,125             80,026                -             225,319
                                            ----------------------------------------------------------------------------------------
                                                     736,960        181,738            930,118                -           1,848,816
                                            ----------------------------------------------------------------------------------------
Intercompany Accounts Payable                              -        116,197          2,679,101       (2,795,298)                  -
                                            ----------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
Deferred income tax                                  (48,059)       256,882          1,069,518                -           1,278,341
Other deferred credits and liabilities               532,062        179,919            925,839                -           1,637,820
                                            ----------------------------------------------------------------------------------------
                                                     484,003        436,801          1,995,357                -           2,916,161
                                            ----------------------------------------------------------------------------------------
Capitalization
Common shareholders' equity                        3,707,785        782,223          3,562,675       (4,382,027)          3,670,656
Preferred stock                                       83,568              -                  -                -              83,568
Long-term debt                                     3,047,395        650,904          3,497,699       (1,584,566)          5,611,432
                                            ----------------------------------------------------------------------------------------
Total Capitalization                               6,838,748      1,433,127          7,060,374       (5,966,593)          9,365,656
                                            ----------------------------------------------------------------------------------------
Minority Interest in Subsidiary Companies                  -              -            509,549                -             509,549
                                            ----------------------------------------------------------------------------------------
Total Liabilities & Capitalization               $ 8,059,711    $ 2,167,863       $ 13,174,499     $ (8,761,891)       $ 14,640,182
                                            ========================================================================================

----------------------------------------------------------------------------------------------------------------------------
Statement of Cash Flows
----------------------------------------------------------------------------------------------------------------------------
                                                                     Six Months Ended June 30, 2004
                                                             ---------------------------------------------------------------
                                                                 Guarantor       KEDLI      Other Subsidiaries  Consolidated
                                                             ---------------------------------------------------------------
Operating Activities
Net Cash Provided by Operating Activities                       $  (8,282)     $ 152,747           $ 641,868      $ 786,333
                                                             ---------------------------------------------------------------
Investing Activities
   Capital expenditures                                                 -        (51,212)           (362,035)      (413,247)
   Proceeds from the sale of subsidiary investments                     -           (682)            (13,924)       (14,606)
   Net proceeds from subsidiary stock transactions                      -                            512,065        512,065
   Net proceeds from sale/leaseback transaction                         -                            383,716        383,716
   Proceeds from sale of property                                       -                             13,138         13,138
                                                             ---------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities                     -        (51,894)            532,960        481,066
                                                             ---------------------------------------------------------------
Financing Activities
   Treasury stock issued                                           14,626              -                   -         14,626
   Payment of debt, net                                          (441,900)             -            (104,742)      (546,642)
   Common and preferred stock dividends paid                     (145,542)             -                   -       (145,542)
   Gain on settlement of treasury lock                             12,656              -                   -         12,656
   Other                                                           10,389              -                (510)         9,879
   Net intercompany accounts                                      986,691       (103,571)           (883,120)             -
                                                                                                                          -
                                                             ---------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities               436,920       (103,571)           (988,372)      (655,023)
                                                             ---------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents            $ 428,638      $  (2,718)          $ 186,456      $ 612,376
Cash and Cash Equivalents at Beginning of Period                   97,567          1,554             106,630        205,751
                                                             ---------------------------------------------------------------
Cash and Cash Equivalents at End of Period                      $ 526,205      $  (1,164)          $ 293,086      $ 818,127
                                                             ===============================================================


-------------------------------------------------------------------------------------------------------------------------------
Statement of Cash Flows
-------------------------------------------------------------------------------------------------------------------------------
                                                                                Six Months Ended June 30, 2003
                                                        -----------------------------------------------------------------------
                                                              Guarantor        KEDLI        Other Subsidiaries     Consolidated
                                                        -----------------------------------------------------------------------
Operating Activities
Net Cash Provided by Operating Activities                     $ 138,174      $ 88,770              $ 351,073         $ 578,017
                                                        -----------------------------------------------------------------------
Investing Activities
   Capital expenditures                                               -       (49,875)              (384,177)         (434,052)
   Cost of removal                                                    -        (1,039)               (11,601)          (12,640)
   Proceeds from the sale of subsidiary investments              79,200             -                119,353           198,553
                                                        -----------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities              79,200       (50,914)              (276,425)         (248,139)
                                                        -----------------------------------------------------------------------
Financing Activities
   Treasury stock issued                                         57,441             -                      -            57,441
   Equity issuance                                              473,573             -                      -           473,573
   Redemption of promissory notes                              (447,005)            -                      -          (447,005)
   Payment of debt, net                                        (184,697)            -                (77,490)         (262,187)
   Common and preferred stock dividends paid                   (136,357)            -                      -          (136,357)
   Other                                                         13,065             -                 (3,357)            9,708
   Net intercompany accounts                                    (66,266)      (38,834)               105,100                 -
                                                                                                                             -
                                                        -----------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities            (290,246)      (38,834)                24,253          (304,827)
                                                        -----------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents          $ (72,872)     $   (978)             $  98,901         $  25,051
Cash and Cash Equivalents at Beginning of Period                 88,308         6,472                 75,837           170,617
                                                        -----------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                    $  15,436      $  5,494              $ 174,738         $ 195,668
                                                        =======================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Review of Results
------------------------------

The following is a summary of transactions affecting comparative earnings and a discussion of material changes in revenues and expenses during the three and six months ended June 30, 2004, compared to the three and six months ended June 30, 2003. Capitalized terms used in the following discussion, but not otherwise defined, have the same meaning as when used in the Notes to the Consolidated Financial Statements included under Item 1. References to "KeySpan," "we," "us," and "our" mean KeySpan Corporation, together with its consolidated subsidiaries.

Operating income by segment, as well as consolidated earnings available for common stock is set forth in the following table for the periods indicated.

----------------------------------------------------------------------------------------------------------------------------------
(In Thousands of Dollars, Except per Share)
----------------------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended June 30,           Six Months Ended June 30,
                                                                    2004              2003                2004              2003
----------------------------------------------------------------------------------------------------------------------------------
Gas Distribution                                                $  35,065          $ 31,616           $ 414,717         $ 396,554
Electric Services                                                  67,912            52,100             115,111            91,744
Energy Services                                                    (4,906)          (10,463)            (23,380)          (19,585)
Energy Investments -
     Operations                                                    65,058            59,222             140,088           124,936
     Ceiling test write-down                                      (48,190)                -             (48,190)                -
Eliminations and other                                              8,373             5,754              11,640             1,274
----------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                  123,312           138,229             609,986           594,923
Interest charges                                                  (88,475)          (79,198)           (172,540)         (148,137)
Gain on Houston Exploration transaction                           150,070                 -             150,070            19,020
Gain (loss) on sale of KeySpan Canada                              22,824           (30,345)             22,824           (30,345)
Other income and (deductions)                                       2,721           (19,146)            (14,811)          (39,997)
Income taxes                                                       79,715            15,478             217,095           158,311
----------------------------------------------------------------------------------------------------------------------------------
Income (Loss) before change in accounting principle               130,737            (5,938)            378,434           237,153
Cumulative effect of a change
   in accounting principle                                              -                 -                   -               174
----------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                 130,737            (5,938)            378,434           237,327
Preferred stock dividend requirements                               1,459             1,461               2,920             2,922
----------------------------------------------------------------------------------------------------------------------------------
Earnings (Loss) for Common Stock                                $ 129,278          $ (7,399)          $ 375,514         $ 234,405
----------------------------------------------------------------------------------------------------------------------------------
Basic Earnings per Share
   Income (loss) before change in accounting principle          $    0.81          $  (0.05)          $    2.35         $    1.49
   Change in accounting principle                                       -                 -                   -                 -
----------------------------------------------------------------------------------------------------------------------------------
                                                                $    0.81          $  (0.05)          $    2.35         $    1.49
----------------------------------------------------------------------------------------------------------------------------------

KeySpan's financial results for the three and six months ended June 30, 2004 and 2003 reflect a number of events that had a significant impact on earnings. On June 2, 2004, KeySpan exchanged 10.8 million shares of The Houston Exploration Company common stock ("Houston Exploration"- our previously 55% owned gas exploration and production subsidiary) for 100% of the stock of Seneca-Upshur Petroleum, Inc., a wholly owned subsidiary of Houston Exploration. This transaction reduced our interest in Houston Exploration to 23.5% and resulted in a gain to KeySpan of $150.1 million. Effective June 1, 2004, Houston Exploration's earnings and our ownership interest in Houston Exploration have been accounted for on the equity method of accounting. The deconsolidation of Houston Exploration required the recognition of certain deferred taxes on our remaining investment resulting in a deferred tax expense of $44.1 million. Therefore, the net gain on the share exchange, less the deferred tax on the remaining investment, was $106.0 million, or $0.66 per share. (See Note 2 to the Consolidated Financial Statements "Business Segments" for a detailed discussion of this transaction.)

On April 1, 2004, KeySpan and KeySpan Facilities Income Fund (the "Fund"), which previously owned a 39.09% interest in KeySpan Canada (a KeySpan subsidiary with natural gas processing plants and gathering facilities in Western Canada), consummated a transaction whereby the Fund sold 15.617 million units of the Fund. The Fund used the proceeds of the offering to acquire an additional 35.91% interest in KeySpan Canada from KeySpan. As a result of the transaction, the Fund's ownership in KeySpan Canada increased from 39.1% to 75% and KeySpan's ownership of KeySpan Canada decreased to 25%. KeySpan recorded a gain of $22.8 million ($10.1 million after-tax, or $0.06 per share) on this transaction. Effective April 1, 2004, KeySpan Canada's earnings and our ownership interest in KeySpan Canada have been accounted for on the equity method of accounting.

On July 2, 2004, the Fund issued an additional 10.7 million units, the proceeds of which were used to fund the acquisition of the midstream assets of Chevron Canada Midstream Inc. This transaction had the effect of further diluting KeySpan's ownership of KeySpan Canada to 17.4%. (See Note 2 to the Consolidated Financial Statements "Business Segments" for a detailed discussion of this transaction.)

In addition, asset transactions completed in 2003 had a significant impact on comparative earnings. These transactions included the monetization of a portion of our ownership interests in Houston Exploration and KeySpan Canada. In February 2003, we reduced our ownership interest in Houston Exploration from 66% to approximately 55% following the repurchase, by Houston Exploration, of six million shares of common stock owned by KeySpan. We recorded a gain of $19.0 million on this transaction, or $0.12 per share. Income taxes were not provided on this transaction, since the transaction was structured as a return of capital.

In June 2003, we sold 39.09% of our interest in KeySpan Canada and recorded a pre-tax loss of $30.3 million ($34.1 million after applying applicable taxes or $0.22 per share). Additionally, we sold our 20% interest in Taylor NGL LP that owns and operates two extraction plants also in Canada.

As a result of these asset transactions, net income for the quarter and six months ended June 30, 2004 reflects a combined after-tax gain of $116.1 million or $0.72 per share. Net income for the quarter and six months ended June 30, 2003 reflects after-tax losses of $34.1 million or $0.22 per share and $15.1 million or $0.10 per share, respectively.

In June 2004, KeySpan's wholly owned gas exploration and production subsidiaries, recorded a non-cash impairment charge of $48.2 million ($31.1 million after-tax, or $0.19 per share) to recognize the reduced valuation of proved reserves. (See Note 10 to the Consolidated Financial Statements "Gas Exploration and Production Property - Depletion for additional details on this transaction.)

Operating income, as indicated in the above table, decreased $14.9 million, or 11%, for the three months ended June 30, 2004, compared to the corresponding period last year primarily as a result of the non-cash impairment charge of $48.2 million. For the six months ended June 30, 2004, operating income increased $15.1 million or 3% including the non-cash impairment charge. Aside from this charge, operating income in both periods reflects higher earnings from the Gas Distribution, Energy Investments and Electric Services segments. The Gas Distribution segment benefited from customer additions and oil-to-gas conversions throughout our service territories, as well as from a rate increase resulting from the Boston Gas Company rate proceeding concluded last fall. In the Energy Investments segment, higher gas production volumes and higher realized gas prices resulted in an increase in operating income associated with gas exploration and production activities, while the Electric Services segment benefited from higher net electric margins associated with the Ravenswood facility. For the three months ended June 30, 2004, the Energy Services segment benefited from a slightly better business climate, improved project profit margins and cost reduction measures. However, for the six months ended June 30, 2004, the Energy Services segment experienced higher operating expenses compared to the same period last year. (See the discussion under the caption "Review of Operating Segments" for further details on each segment.)

The increase in interest expense of $9.3 million, or 12%, and $24.4 million, or 16% for the three and six months ended June 30, 2004, respectively, compared to the same periods last year, reflects in part, the implementation of FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This Interpretation required us to, among other things, consolidate the Ravenswood Master Lease and classify the lease obligation as long-term debt on the Consolidated Balance Sheet based on our current status as primary beneficiary. As a result of implementing FIN 46, beginning January 1, 2004 lease payments have been reflected as interest expense on the Consolidated Statement of Income resulting in an increase to interest expense of $7.5 million and $15 million for the quarter and six months ended June 30, 2004, respectively. (See Note 6 "Financial Guarantees and Contingencies for further information on the Master Lease".)

Further, comparative interest expense for the six months reflects the benefits realized in 2003 associated with interest rate swaps. In February 2003, we terminated an interest rate swap agreement with a notional amount of $270 million. This swap was used to hedge a portion of outstanding promissory notes that were issued to the Long Island Power Authority ("LIPA") in connection with the KeySpan/Long Island Lighting Company ("LILCO") business combination completed in May 1998. In March 2003, we called approximately $447 million of the outstanding promissory notes and recorded debt redemption charges of $18.2 million in other income and (deductions). The cash proceeds from the termination of the interest rate hedge were $18.4 million, of which $8.1 million represented accrued swap interest. The difference between the termination settlement amount and the amount of accrued swap interest, $10.3 million, was recorded to earnings (as an adjustment to interest expense) in the first quarter of 2003 and effectively offset a portion of the redemption charges.

In addition to the asset sales previously noted, other income and (deductions) for the three and six months ended June 30, 2004 reflects a $12.6 million gain recorded on the settlement of a derivative financial instrument entered into in connection with the sale/leaseback transaction associated with the Ravenswood Expansion. (See Note 6 and Note 4 to the Consolidated Financial Statements, "Financial Guarantees and Contingencies" and "Hedging and Derivative Financial Instruments", for additional information regarding this financing arrangement and derivative financial instrument.) Other income and (deductions) also includes the effects of minority interest of $16.7 million and $37.0 million for the three and six months ended June 30, 2004 respectively, related to our previous majority ownership interests in Houston Exploration and KeySpan Canada.

In addition to the items noted above, other income and (deductions) for the six months ended June 30, 2003 also includes a $10.6 million severance tax refund for severance taxes paid in 2002 and earlier periods. The effects of minority interest of $13.0 million and $30.4 million for the three and six months ended June 30, 2003 respectively, are also reflected in other income and (deductions).

Income tax expense generally reflects the level of pre-tax income and, for the six months ended June 30, 2004, a $6.0 million benefit to income taxes resulting from a revised appraisal associated with property that was disposed of in 2003.

Earnings available for common stock for the three and six months ended June 30, 2004, increased by $136.7 million and $141.1 million, respectively, compared to the same periods last year. Earnings per share increased by $0.86 per share for both the three and six months ended June 30, 2004, compared to the same periods last year. Average common shares outstanding for the quarter and six months ended June 30, 2004 increased 1% and 2%, respectively, reflecting the re-issuance of shares held in treasury pursuant to dividend reinvestment and employee benefit plans.

Consistent with our prior earnings guidance, KeySpan's consolidated earnings for 2004 are forecasted to be in the range of $2.55 to $2.75 per share, excluding special items. Earnings from continuing core operations (defined for this purpose as all continuing operations other than exploration and production, less preferred stock dividends) are forecasted to be in the range of $2.20 to $2.30 per share. Earnings from gas exploration and production operations, excluding the impact of the gain on the sale of Houston Exploration and the impact of the non-cash impairment charge, are forecasted to be in the range of $0.35 to $0.45 per share. The original non-core earnings forecast for gas exploration and production activities remains in effect, as the favorable impact of higher realized gas prices and production levels are offsetting the lower ownership interest.

Consolidated earnings are seasonal in nature due to the significant contribution to earnings of the gas distribution operations. As a result, we expect to earn most of our annual earnings in the first and fourth quarters of the fiscal year.


Review of Operating Segments
----------------------------

KeySpan's segment results are reported on an Operating Income basis. Management believes that this Generally Accepted Accounting Principle (GAAP) based measure provides a reasonable indication of KeySpan's underlying performance associated with its operations. The following is a discussion of financial results achieved by KeySpan's operating segments presented on an operating income basis.

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

The table below highlights certain significant financial data and operating statistics for the Gas Distribution segment for the periods indicated.

------------------------------------------------------------------------------------------------------------------------------------
                                                           Three Months Ended June 30,                  Six Months Ended June 30,
(In Thousands of Dollars)                                   2004                 2003                   2004                 2003
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                                 $ 676,363            $ 732,036             $ 2,604,142         $ 2,564,737
Cost of gas                                                363,130              417,484               1,589,703           1,571,616
Revenue taxes                                               10,294               17,269                  45,048              55,886
------------------------------------------------------------------------------------------------------------------------------------
Net Revenues                                               302,939              297,283                 969,391             937,235
------------------------------------------------------------------------------------------------------------------------------------
Operating Expenses
   Operations and maintenance                              168,141              163,124                 340,541             329,214
   Depreciation and amortization                            66,810               66,192                 143,750             137,009
   Operating taxes                                          32,923               36,351                  70,383              74,458
------------------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                   267,874              265,667                 554,674             540,681
------------------------------------------------------------------------------------------------------------------------------------
Operating Income                                          $ 35,065             $ 31,616               $ 414,717           $ 396,554
------------------------------------------------------------------------------------------------------------------------------------
Firm gas sales and transportation (MDTH)                    57,152               56,048                 211,467             211,714
Transportation - Electric Generation (MDTH)                  8,634                9,145                  12,773              14,148
Other Sales (MDTH)                                          19,029               24,482                  71,986              78,151
Warmer (Colder) than Normal - New York                         14%                 (30%)                    (3%)               (13%)
Warmer (Colder) than Normal - New England                      (8%)                (45%)                    (9%)               (17%)
------------------------------------------------------------------------------------------------------------------------------------

A MDTH is 10,000 therms (British Thermal Units) and reflects the heating content of approximately one million cubic feet of gas. A therm reflects the heating content of approximately 100 cubic feet of gas. One billion cubic feet (BCF) of gas equals approximately 1,000 MDTH.

Net Revenues

Net gas revenues (revenues less the cost of gas and associated revenue taxes) from our gas distribution operations increased by $32.2 million, or 3%, for the six months ended June 30, 2004 compared to the same period last year. Net gas revenues benefited from customer additions and oil-to-gas conversions, as well as from a rate increase resulting from the Boston Gas Company's rate proceeding that was concluded in the fourth quarter of 2003. As measured in heating degree days, weather for the six months ended June 30, 2004 in our New York and New England service territories was approximately 3% and 9% colder than normal, respectively, compared to approximately 13% and 17% colder than normal last year, respectively. Weather was approximately 7% warmer than last year across KeySpan's service territories.

Net revenues from firm gas customers (residential, commercial and industrial customers) in our New York service territory increased by $5.4 million for the six months ended June 30, 2004 compared to the same period last year. Customer additions and oil-to-gas conversions, net of attrition and conservation, added $4.6 million to net gas revenues. Further, we realized a $3.5 million benefit to net gas revenues as a result of an additional billing day in the leap year. Weather, which was warmer than last year, resulted in an adverse impact to comparative net gas revenues of $3.6 million. KEDNY and KEDLI each operate under a utility tariff that contains a weather normalization adjustment that significantly offsets variations in firm net revenues due to fluctuations in normal weather. Since weather was colder than normal we refunded to firm customers $8.7 million through the weather normalization adjustment. Also included in net gas revenues is the recovery of property taxes that added $1.0 million to net revenues during the period. These revenues, however, do not impact net income since the taxes they are designed to recover are expensed as amortization charges on the Consolidated Statement of Income. Firm gas distribution rates for KEDNY and KEDLI during the first six months of 2004, other than for the recovery of gas costs, have remained substantially unchanged from rates charged last year.

Net revenues from firm gas customers in our New England service territory increased by $25.7 million during the first six months of 2004 compared to the same period last year. Customer additions and oil-to-gas conversions, net of attrition and conservation, added $4.8 million to net gas revenues. Further, we realized a $2.2 million benefit in net gas revenues as a result of an additional billing day for leap year. As mentioned, the Massachusetts Department of Telecommunications and Energy ("DTE") approved a $27 million base rate increase for the Boston Gas Company, which became effective November 1, 2003. This rate increase resulted in a benefit to net gas revenues of $20.7 million during the six months ended June 30, 2004. (See the caption under "Regulation and Rate Matters" for further information regarding the rate filing.) The gas distribution operations of our New England based subsidiaries do not have a weather normalization adjustment. Weather, which was warmer than last year, resulted in an adverse impact to comparative net gas revenues of $9.9 million. To mitigate the effect of fluctuations in normal weather patterns on KEDNE's results of operations and cash flows, weather derivatives were in place for the 2003/2004 winter heating season (November through March). Since weather during the first quarter of 2004 was approximately 9% colder than normal in the New England service territories, we recorded a $4.1 million reduction to revenues to reflect the loss on these derivative transactions. Similarly, in 2003 we recorded an $11.9 million reduction to revenues. As a result of these transactions, comparative net revenues were favorably impacted by $7.8 million (See Note 4 to the Consolidated Financial Statements "Hedging and Derivative Financial Instruments" for further information).

In our large-volume heating and other interruptible (non-firm) markets, which include large apartment houses, government buildings and schools, gas service is provided under rates that are designed to compete with prices of alternative fuel, including No. 2 and No. 6 grade heating oil. These "dual-fuel" customers can consume either natural gas or fuel oil for heating purposes. Net revenues in these markets increased slightly during the first six months of 2004 compared to the same period last year. The majority of interruptible profits earned by KEDNE and KEDLI are returned to firm customers as an offset to gas costs.

We are committed to our expansion strategies initiated during the past few years. We believe that significant growth opportunities exist on Long Island and in our New England service territories. We estimate that on Long Island approximately 36% of the residential and multi-family markets, and approximately 58% of the commercial market, currently use natural gas for space heating. Further, we estimate that in our New England service territories approximately 53% of the residential and multi-family markets, and approximately 63% of the commercial market, currently use natural gas for space heating purposes. We will continue to seek growth, in our market segments, through the expansion of our gas distribution system, as well as through the conversion of residential homes from oil-to-gas for space heating purposes and the pursuit of opportunities to grow multi-family, industrial and commercial markets.

Firm Sales, Transportation and Other Quantities

Firm gas sales and transportation quantities for the six months ended June 30, 2004, were consistent with such quantities for same period in 2003. Net revenues are not affected by customers opting to purchase their gas supply from other sources, since delivery rates charged to transportation customers generally are the same as delivery rates charged to full sales service customers. Transportation quantities related to electric generation reflect the transportation of gas to our electric generating facilities located on Long Island. Net revenues from these services are not material.

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

Purchased Gas for Resale

The increase in gas costs for the six months ended June 30, 2004 compared to the same period of 2003 of $18.1 million, or 1%, reflects an increase of 8% in the price per dekatherm of gas purchased, and a 5% decrease in the quantity of gas purchased. The current gas rate structure of each of our gas distribution utilities includes a gas adjustment clause, pursuant to which variations between actual gas costs incurred for resale to firm sales customers and gas costs billed to firm sales customers are deferred and refunded to or collected from customers in a subsequent period.

Operating Expenses

Operating expenses during the second quarter of 2004 were relatively constant with the same quarter last year. Higher employee benefit costs, primarily related to employee severance costs, were significantly offset by lower operating taxes resulting from a recent property tax refund in our New York service territory.

The increase in operating expenses of $14.0 million or 3% for the first six months of 2004, compared to the same period last year, is attributable, in part, to higher employee benefit costs principally pension and other postretirement benefits and employee severance costs. The cost of pension and other postretirement benefits, net of amounts subject to regulatory deferral treatment, has risen primarily as a result of increased health care costs. Higher depreciation and amortization expense reflects the continued expansion of the gas distribution system. These increases to operating expenses were partially offset by lower operating taxes resulting from the recent property tax refund noted earlier.

Other Matters

In order to serve the anticipated market requirements in our New York service territories, KeySpan and Duke Energy Corporation formed Islander East Pipeline Company, LLC ("Islander East") in 2000. Islander East is owned 50% by KeySpan and 50% by Duke Energy, and was created to pursue the authorization and construction of an interstate pipeline from Connecticut, across Long Island Sound, to a terminus near Shoreham, Long Island. Applications for all necessary regulatory authorizations were filed in 2000 and 2001. To date, Islander East has received a final certificate from the Federal Energy Regulatory Commission ("FERC") and all necessary permits from the State of New York. The State of Connecticut denied Islander East's applications for coastal zone management and
Section 401 of the Clean Water Act authorizations. Islander East appealed the State of Connecticut's determination on the coastal zone management issue to the United States Department of Commerce. On May 6, 2004, the Department of Commerce overrode Connecticut's denial and granted the coastal zone management authorization. Islander East's petition for a declaratory order challenging the denial of the Section 401 authorization is pending with Connecticut's State Superior Court. Once in service, the pipeline is expected to transport up to 260,000 DTH daily to the Long Island and New York City energy markets, enough natural gas to heat 600,000 homes. The pipeline will also allow KeySpan to diversify the geographic sources of its gas supply. Various options for the financing of this pipeline construction are currently being evaluated. At June 30, 2004, total capitalized costs associated with the siting and permitting of the Islander East pipeline were $18.2 million.

Electric Services

The Electric Services segment primarily consists of subsidiaries that own and operate oil and gas fired electric generating plants in the Borough of Queens (including the "Ravenswood facility") and the counties of Nassau and Suffolk on Long Island. In addition, through long-term contracts of varying lengths, we manage the electric transmission and distribution ("T&D") system, the fuel and electric purchases, and the off-system electric sales for LIPA. The Electric Services segment also provides retail marketing of electricity to commercial customers, the earnings of which were previously reported in the Energy Services segment. Financial results for 2003 have been reclassified to reflect these activities in the Electric Services segment.

Selected financial data for the Electric Services segment is set forth in the table below for the periods indicated.

--------------------------------------------------------------------------------------------------------------------------------
                                                       Three Months Ended June 30,                    Six Months Ended June 30,
(In Thousands of Dollars)                              2004                  2003                     2004                2003
--------------------------------------------------------------------------------------------------------------------------------
Revenues                                            $ 433,763             $ 392,371               $ 792,899           $ 790,096
Purchased fuel                                        130,218               109,175                 231,707             248,596
--------------------------------------------------------------------------------------------------------------------------------
Net Revenues                                          303,545               283,196                 561,192             541,500
--------------------------------------------------------------------------------------------------------------------------------
Operating Expenses
   Operations and maintenance                         172,071               179,794                 319,256             344,195
   Depreciation                                        22,359                16,188                  43,965              32,808
   Operating taxes                                     41,203                35,114                  82,860              72,753
--------------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                              235,633               231,096                 446,081             449,756
--------------------------------------------------------------------------------------------------------------------------------
Operating Income                                    $  67,912             $  52,100               $ 115,111           $  91,744
--------------------------------------------------------------------------------------------------------------------------------
Electric sales (MWH)*                               1,647,531               995,433               2,630,637           1,762,782
Capacity(MW)*                                           2,450                 2,200                   2,450               2,200
Cooling degree days                                       300                   176                     300                  176
--------------------------------------------------------------------------------------------------------------------------------

     *Reflects the operations of the Ravenswood facility only.


Net Revenues

Total electric net revenues realized during the second quarter of 2004 were $20.3 million, or 7% higher than such revenues realized during the second quarter of 2003. For the six months ended June 30, 2004, total electric net revenues were $19.7 million, or 4% higher than the same period last year. The increase in both the quarter and six months ended June 30, 2004, is attributable to the operations of the Ravenswood facility.

Net revenues from the Ravenswood facility increased $25.0 million, or 38% in the second quarter of 2004 compared to the second quarter of 2003. Comparative net revenues reflect higher energy margins of $17.5 million, as well as higher capacity revenues of $7.5 million.

For the six months ended June 30, 2004, net revenues from the Ravenswood facility reflects a $25.1 million, or 20% increase over the same period last year. Comparative net revenues reflect higher energy margins of $20.9 million, as well as higher capacity revenues of $4.2 million.

The increase in energy margins for both the quarter and six months of 2004 reflects a higher level of megawatt hours ("MWh") sold into the New York Independent System Operator ("NYISO") energy market, as well as higher "spark-spreads" (the selling price of electricity less the cost of fuel, plus hedging gains or losses). The increase in energy sales quantities reflects, in part, the operations of the Ravenswood Expansion. (See discussion under the caption "Other Matters" for additional information regarding the new facility.) In addition, energy sales quantities were favorably impacted by warmer weather in the second quarter of 2004 compared to the same quarter of 2003. As measured in cooling degree-days, weather was approximately 70% warmer than last year. Further, energy sales quantities in 2003 were adversely impacted by the scheduled major overhaul of our largest electric generating unit during the first quarter of 2003.

We employ derivative financial hedging instruments to hedge the cash flow variability for a portion of forecasted purchases of natural gas and fuel oil consumed at the Ravenswood facility. Further, we have engaged in the use of derivative financial hedging instruments to hedge the cash flow variability associated with a portion of forecasted peak electric energy sales from the Ravenswood facility. These derivative instruments resulted in hedging gains, which are reflected in net electric margins, of $1.5 million for the quarter ended June 30, 2004, compared to hedging gains of $1.8 million for the quarter ended June 30, 2003. For the six months ended June 30, 2004 derivative instruments resulted in hedging losses of $2.9 million compared to hedging gains of $3.5 million for the same period in 2003. (See Note 4 to the Consolidated Financial Statements "Hedging and Derivative Financial Instruments" as well as
Item 3. Quantitative and Qualitative Disclosures about Market Risk for further information).

The increase in capacity revenues for both the quarter and the first six months of 2004 reflects the operations of the Ravenswood Expansion, as well as a revision to the NYISO's capacity market procurement design. In 2003, the FERC approved a revised capacity market procurement design with an effective date of May 21, 2003. This revised capacity market procurement design is based on a demand curve rather than relying on deficiency auctions to procure necessary capacity. The deficiency auction with its associated fixed minimum capacity requirements was replaced with a spot market auction that pays gradually declining prices as additional capacity is offered and gradually increasing prices as capacity offers decrease. This new market design recognizes the value of capacity in excess of the minimum requirement and reduces price spikes during periods of shortage. Essentially, the demand curve design eliminates the high and low cycles inherent in the deficiency auction market design. This new market design also established seasonal electric generator specific price caps. Price caps establish the maximum price per MW that capacity can be sold into the NYISO by generating units like those at Ravenswood (other than the new unit) divested by Consolidated Edison Company of New York, Inc. Prior to this design change, one price cap was established for the entire year and was effective for all electric generators. Since the revised capacity market procurement design did not take effect until late in the second quarter of 2003 Ravenswood's structured price cap for the second quarter of 2004 was higher than the price cap effective during most of the second quarter of 2003, resulting in higher capacity revenues.

The rules and regulations for capacity, energy sales and the sale of certain ancillary services to the NYISO energy markets continue to evolve and the FERC has adopted several price mitigation measures that have adversely impacted earnings from the Ravenswood facility over time. Certain of these mitigation measures are still subject to rehearing and possible judicial review. The final resolution of these issues and their effect on our financial position, results of operations and cash flows cannot be fully determined at this time. (See the caption "Market and Credit Risk Management Activities" for a further discussion of these matters. Also see KeySpan's 2003 Annual Report on Form 10-K for the Year Ended December 31, 2003 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Market and Credit Risk Management Activities.)

Net revenues from the service agreements with LIPA, including the power purchase agreements associated with two electric peaking facilities, decreased $3.2 million, or 2% and $3.8 million, or 1% for the three and six months ended June 30, 2004, respectively, compared to the same periods last year. These decreases reflect adjustments to the cost recovery mechanisms in the service agreements to better align actual costs incurred with recovery of such costs. These adjustments to revenues had little impact on operating income since actual operating costs decreased by a like amount. (For a description of the LIPA Agreements and power purchase agreements, see KeySpan's 2003 Annual Report on Form 10-K for the Year Ended December 31, 2003 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Electric Services - Revenue Mechanisms.")

The remaining decrease in total electric net revenues reflects the operations of our electric retail-marketing subsidiary, which has reduced its customer base from last year.

Operating Expenses

Operating expenses increased $4.5 million, or 2%, in the second quarter of 2004 compared to the same quarter of 2003. This increase primarily reflects higher property taxes on our Long Island based generating units (which are fully recoverable from LIPA), partially offset by the implementation of FIN 46 and lower operating costs associated with the LIPA service agreements. Implementation of FIN 46 required KeySpan to, among other things, consolidate the Ravenswood Master Lease and classify the lease obligation as long-term debt on the Consolidated Balance Sheet. Further, an asset was recorded on the Consolidated Balance Sheet for an amount substantially equal to the fair market value of the leased assets at the inception of the lease, less depreciation since that date. As a result of implementing FIN 46, beginning January 1, 2004, lease payments have been reflected as interest expense on the Consolidated Statement of Income and the leased assets are being depreciated. The reclassification of lease payments to interest expense, partially offset by the higher depreciation expense, resulted in a comparative decrease to operating expense of approximately $2.2 million. (See Note 6 to the Consolidated Financial Statements "Financial Guarantees and Contingencies" for additional information regarding the Ravenswood leasing arrangement.)

Operating expenses decreased $3.7 million, or 1%, during the six months ended June 30, 2004 compared to the same period of 2003. This decrease reflects in part the impact of implementing FIN 46. The reclassification of lease payments to interest expense, partially offset by the higher depreciation expense, resulted in a comparative decrease to operating expense of approximately $5.4 million. Further, comparative operating expenses reflect lower costs associated with the LIPA Service Agreements. These benefits to operating expenses were offset, in part, by higher property taxes on our Long Island based generating units

Other Matters

The Ravenswood Expansion, a 250 MW combined cycle generating facility, was synchronized to the electric grid in December 2003 and commenced operational testing in January 2004. In March, the facility completed full load Dependable Maximum Net Capacity testing and in May 2004 the facility began full commercial operations. The entire capacity and energy produced from this plant is being sold into the NYISO markets.

To finance this facility, KeySpan entered into a leveraged lease financing arrangement. In May 2004, the facility was acquired by a lessor from our subsidiary, KeySpan Ravenswood, LLC, and simultaneously leased back to it. All the obligations of our subsidiary under the lease have been unconditionally guaranteed by KeySpan. This lease transaction generated cash proceeds of $385 million, which approximates the fair market value of the facility, as determined by a third-party appraiser. The lease has an initial term of 36 years and the yearly operating lease expense will be approximately $17 million per year. Lease payments will fluctuate from year to year, but are substantially paid over the first 16 years. (See Note 6 to the Consolidated Financial Statements, "Financial Guarantees and Contingencies" for additional information regarding this financing arrangement.)

In 2003,  the New  York  State  Board  on  Electric  Generation  Siting  and the
Environment issued an opinion and order which granted a certificate of environmental capability and public need for a 250 MW combined cycle electric generating facility in Melville, Long Island, which is now final and non-appealable. Also in 2003, LIPA issued a Request for Proposal ("RFP") seeking bids from developers to either build and operate a Long Island generating facility, and/or a new cable that will link Long Island to dedicated off-Long Island power of between 250 to 600 MW of electricity by no later than the summer of 2007. KeySpan and American National Power Inc. ("ANP") filed a joint proposal in response to LIPA's RFP. Under the proposal, KeySpan and ANP would have jointly owned and operated two 250 MW electric generating facilities to be located on Long Island, one of which is the Melville site and the other in the town of Brookhaven which also has received all permits and approvals. In May 2004, LIPA tentatively selected proposals submitted by two other bidders in response to the RFP. KeySpan remains committed to the Melville project and the benefits to Long Island's energy future that this project would supply. We will continue to explore all of our options for this facility. At June 30, 2004, total capitalized costs associated with the siting, permitting and procurement of equipment for the Melville facility were approximately $57.4 million.

Energy Services

The Energy Services segment includes subsidiaries that provide energy-related services to customers primarily located within the Northeastern United States, with concentrations in the New York City metropolitan area including New Jersey, as well as Rhode Island, Pennsylvania, Massachusetts and New Hampshire, through the following lines of business: (i) Home Energy Services, which provides residential and small commercial customers with service and maintenance of energy systems and appliances; (ii) Business Solutions, which provides plumbing, heating, ventilation, air conditioning and mechanical services, as well as operation and maintenance, design, engineering and consulting services to commercial and industrial customers.

The table below highlights selected financial information for the Energy Services segment.

---------------------------------------------------------------------------------------------------------------
                                             Three Months Ended June 30,            Six Months Ended June 30,
(In Thousands of Dollars)                        2004             2003                 2004             2003
---------------------------------------------------------------------------------------------------------------
Revenues                                      $ 134,024        $ 133,810            $ 266,519        $ 264,301
Less: cost of sales                             104,761          113,459              210,631          218,604
---------------------------------------------------------------------------------------------------------------
Gross profit                                     29,263           20,351               55,888           45,697
Operating expenses                              (34,169)         (30,814)             (79,268)         (65,282)
---------------------------------------------------------------------------------------------------------------
Operating (Loss)                              $  (4,906)       $ (10,463)           $ (23,380)       $ (19,585)
---------------------------------------------------------------------------------------------------------------

The Energy Services segment realized operating losses of $4.9 million compared to losses of $10.5 million last year. The results reflect slightly better business conditions, improved project profit margins and cost reduction measures.

For the six months ended June 30, 2004, the Energy Services segment realized operating losses of $23.4 million compared to $19.6 million for the same period last year, primarily due to an increase in operating expenses. The higher expenses principally reflect the write-off of accounts receivable and contract revenues on certain projects that were determined to be uncollectible, as well as the write-down of inventory balances. Total backlog for the Energy Services group of companies increased to $635 million at June 30, 2004 compared to $469 million at June 30, 2003, due in part to the recent award of a significant long-term contract, as well as from the Bard, Rao + Athanas Consulting Engineering acquisition completed in the third quarter of 2003.

The operating results of this segment continue to be below expectations. Management will continue to monitor the operating performance of this segment and will take appropriate action as determined necessary. In addition, management will conduct a review of the carrying value of goodwill during the remainder of the year. The recorded goodwill for this segment is approximately $173 million. At this point in time, we are unable to predict what effect, if any, the outcome of this review will have on the carrying value of our goodwill or on financial position or our results of operations.

Energy Investments

The Energy Investment segment consists of our gas exploration and production operations, as well as certain other domestic and international energy-related investments. Our gas exploration and production subsidiaries include our 23.5% ownership interest in The Houston Exploration Company ("Houston Exploration"), as well as our wholly-owned subsidiaries KeySpan Exploration and Production LLC ("KeySpan Exploration and Production") and Seneca-Upshur Petroleum, Inc. These companies are engaged in gas and oil exploration and production, and the development and acquisition of domestic natural gas and oil properties.

As mentioned earlier, on June 2, 2004, KeySpan exchanged 10.8 million shares of Houston Exploration common stock for 100% of the stock of Seneca-Upshur Petroleum, Inc., then a wholly owned subsidiary of Houston Exploration. This transaction reduced our interest in Houston Exploration from 55% to the current level of 23.5%. As part of this transaction, Houston Exploration, retired 4.6 million of its common shares and issued 6.8 million new shares in a public offering. Based on Houston Exploration's announced offering price of $48.00 per share, Seneca-Upshur's shares were valued at the equivalent of $449 million, or $41.57 per share. Seneca-Upshur's assets consist of West Virginia producing properties valued at $60 million, and $389 million in cash. This transaction resulted in a gain to KeySpan of $150.1 million. Effective June 1, 2004, Houston Exploration's earnings and our ownership interest in Houston Exploration have been accounted for on the equity method of accounting. The deconsolidation of Houston Exploration required the recognition of certain deferred taxes on our remaining investment resulting in a deferred tax expense of $44.1 million. Therefore, the net gain on the share exchange, less the deferred tax provision on the remaining investment, was $106.0 million, or $0.66 per share.

Selected financial data and operating statistics for our gas exploration and production activities are set forth in the following table for the periods indicated. Operating income below represents 100% of our gas exploration and production subsidiaries' results for the five months ended May 31, 2004 and one month of equity earnings for our 23.5% interest in Houston Exploration.

-------------------------------------------------------------------------------------------------------------------------------
                                                         Three Months Ended June 30,                Six Months Ended June 30,
(In Thousands of Dollars)                                 2004                 2003                  2004               2003
-------------------------------------------------------------------------------------------------------------------------------
Revenues                                               $ 118,926            $ 122,875             $ 271,345          $ 250,722
Less: Depletion and amortization expense                  44,538               49,475               106,459             96,918
         Full cost ceiling test write-down                48,190                    -                48,190                  -
         Other operating expenses                         17,355               23,252                45,745             48,066
Plus: Equity earnings                                      2,545                    -                 2,545                  -
-------------------------------------------------------------------------------------------------------------------------------
Operating Income                                       $  11,388            $  50,148             $  73,496          $ 105,738
-------------------------------------------------------------------------------------------------------------------------------
Natural gas and oil production (Mmcf)                     32,076               27,119                62,449             53,205
Natural gas (per Mcf) realized                            $ 5.39               $ 4.55                $ 5.19             $ 4.73
Natural gas (per Mcf) unhedged                            $ 5.85               $ 5.16                $ 5.65             $ 5.76
-------------------------------------------------------------------------------------------------------------------------------

Gas reserves and production volumes are stated in BCFe and Mmcfe, which includes equivalent oil reserves.

The decline in operating income of $38.8 million for the three months ended June 30, 2004 and $32.2 million for the six months ended June 30, 2004, compared to the same periods of 2003, is attributable to the $48.2 million non-cash impairment charge recorded by KeySpan's wholly-owned gas exploration and production subsidiaries to reflect the reduced valuation of proved reserves. Excluding this non-cash charge, operating income for the second quarter of 2004 benefited from an 18% increase in both production volumes and average realized gas prices (average wellhead price received for production including hedging gains and losses). Operating income for the six months ended June 30, 2004 benefited from a 17% increase in production volumes and a 10% increase in average realized gas prices. (See Note 10 to the Consolidated Financial Statements "Gas Exploration and Production Property - Depletion" for further details on the impairment charge.)

Derivative financial hedging instruments are employed by Houston Exploration to provide more predictable cash flow, as well as to reduce its exposure to fluctuations in natural gas prices. The average realized gas price for the three months ended June 30, 2004 was 92% of the average unhedged natural gas price, resulting in revenues that were $13.9 million lower than revenues that would have been achieved if derivative financial instruments had not been in place. Houston Exploration has hedge positions in place for slightly less than 70% of its estimated 2004 production, principally through the use of costless collars. The average realized gas price for the second quarter of 2003 was 88% of the average unhedged natural gas price, resulting in revenues that were $15.4 million lower than revenues that would have been achieved if derivative financial instruments had not been in place. Houston Exploration hedged almost 70% of its 2003 production, principally through the use of costless collars.

The average realized gas price for the six months ended June 30, 2004 was 92% of the average unhedged natural gas price, resulting in revenues that were $26.5 million lower than revenues that would have been achieved if derivative financial instruments had not been in place. The average realized gas price for the six months ended June 30, 2003 was 82% of the average unhedged natural gas price, resulting in revenues that were $50.4 million lower than revenues that would have been achieved if derivative financial instruments had not been in place.

The decrease in depletion expense during the three months ended June 30, 2004, primarily reflects the deconsolidation of Houston Exploration. The increase in depletion for the six months ended June 30, 2004 is primarily due to a higher depletion rate experienced. For the six months ended June 30, 2004 the depletion rate was $2.06 per Mcf, compared to $1.78 per Mcf experienced during the corresponding period in 2003. The increase in the depletion rate is the result of additional costs to the depreciation base with fewer additions for reserves.

This segment also consists of KeySpan Canada; our 20% interest in Iroquois Gas Transmission System LP ("Iroquois"); our wholly owned 600,000 barrel liquefied natural gas ("LNG") storage and receiving facility located in Rhode Island ("KeySpan LNG"); and our 50% interest in Premier Transmission Limited located in Northern Ireland.

On April 1, 2004, KeySpan and KeySpan Facilities Income Fund, which previously owned a 39.09% interest in KeySpan Canada, (the "Fund") entered into a transaction whereby the Fund sold 15.617 million units of the Fund at a price of CDN$12.60 per unit for gross total proceeds of approximately CDN$196.8 million. The proceeds of the offering were used by the Fund to acquire an additional 35.91% interest in KeySpan Canada (a KeySpan subsidiary with natural gas processing plants and gathering facilities in Western Canada) from KeySpan. We received net proceeds of approximately CDN$186.3 million (or approximately US$135 million), after commissions and expenses. As a result of the transaction the Fund's ownership in KeySpan Canada was increased from 39.1% to 75% and KeySpan's ownership of KeySpan Canada decreased to 25%. KeySpan recorded a gain of $22.8 million ($10.1 million after-tax, or $0.06 per share) on this transaction. Effective April 1, 2004, KeySpan Canada's earnings and our ownership interest in KeySpan Canada have been accounted for on the equity method of accounting.

On July 2, 2004, the Fund issued an additional 10.7 million units, the proceeds of which were used to fund the acquisition of the midstream assets of Chevron Canada Midstream Inc. This transaction had the effect of further diluting KeySpan's ownership of KeySpan Canada to 17.4%.

Selected financial data and operating statistics for these energy-related investments are set forth in the following table for the periods indicated. Operating income below represents 100% of KeySpan Canada's results for three months ended March 31, 2004 and three months of equity earnings since April 1, 2004.

----------------------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended June 30,              Six Months Ended June30,
(In Thousands of Dollars)                                  2004                2003                2004                2003
----------------------------------------------------------------------------------------------------------------------------
Revenues                                                 $ 8,120            $ 29,880            $ 36,565           $ 56,344
Operation and maintenance expense                          6,927              19,390              22,315             36,034
Other operating expenses                                   1,584               5,410               7,436             10,763
Equity earnings                                            5,871               3,994              11,588              9,651
----------------------------------------------------------------------------------------------------------------------------
Operating Income                                         $ 5,480            $  9,074            $ 18,402           $ 19,198
----------------------------------------------------------------------------------------------------------------------------

The decrease in comparative operating income for both the quarter and six months ended June 30, 2004 compared to same periods last year reflects our lower ownership interest in KeySpan Canada. Operating income from our other energy-related investments in 2004 is substantially the same as 2003.

We have stated in the past that we may sell or otherwise dispose of certain Energy Investments assets. Based on current market conditions, however, we cannot predict when, or if, additional sales or dispositions of these assets may take place, or the effect that any such additional sale or disposition may have on our financial position, results of operations or cash flows.

Allocated Costs

We are subject to the jurisdiction of the Securities and Exchange Commission ("SEC") under the Public Utility Holding Company Act ("PUHCA") as amended. As part of the regulatory provisions of PUHCA, the SEC regulates various transactions among affiliates within a holding company system. In accordance with the SEC's regulations under PUHCA and the New York State Public Service Commission, we have service companies that provide: (i) traditional corporate and administrative services; (ii) gas and electric transmission and distribution systems planning, marketing, and gas supply planning and procurement; and (iii) engineering and surveying services to subsidiaries. Operating income variations reflected in "elimination and other" associated with these non-operating subsidiaries reflect expenses incurred in 2003 related to costs associated with the implementation of the Sarbanes-Oxley Act of 2002 that were not allocated to the various operating subsidiaries. Further, operating income variations are also due to the timing of certain corporate expenses.

Liquidity

Cash flow from operating activities increased $208.3 million, or 36%, for the first half of 2004 compared to the same time last year, reflecting generally higher cash earnings and higher cash flow from gas exploration and production activities. In addition, during the first quarter of 2004, we consolidated our newly created "captive" insurance company, which included $43.2 million of cash and short-term marketable securities. Comparative cash flow from operating activities also reflects the favorable impact of the timing of certain property tax payments.

At June 30, 2004, we had cash and temporary cash investments of $818 million. During the six months ended June 30, 2004, we repaid $441.9 million of commercial paper and, at June 30, 2004, $40 million of commercial paper was outstanding at a weighted-average annualized interest rate of 1.2%. We had the ability to borrow up to an additional $1.3 billion at June 30, 2004, under the terms of our credit facility.

In June 2004, KeySpan completed the restructuring of its credit facilities. We entered into a new $640 million five year revolving credit facility to replace the $450 million, 364 day facility which expired in June. We also amended our existing three year $850 million facility due June 2006 to reduce commitments thereunder by $190 million to a new level of $660 million. The two credit facilities total $1.3 billion and are each syndicated among sixteen banks. These facilities continue to support KeySpan's commercial paper program for working capital needs.

The fees for these facilities are subject to a ratings-based grid, with an annual fee of 0.08% on the new five-year facility and 0.125% on the existing three-year facility. Both credit agreements allow for KeySpan to borrow using several different types of loans; specifically, Eurodollar loans, Adjustable Bank Rate (ABR) loans, or competitively bid loans. Eurodollar loans in the five-year facility are based on the Eurodollar rate plus a margin of 0.40% for loans up to 33% of the total five-year facility, and an additional 0.125% for loans over 33% of the total five-year facility. In the three-year facility Eurodollar loans are based on the Eurodollar rate plus a margin of 0.625% for loans up to 33% of the total three-year facility, and an additional 0.125% for loans over 33% of the total three-year facility. ABR loans are based on the highest of the Prime Rate, the base CD rate plus 1%, or the Federal Funds Effective Rate plus 0.5%. Competitive bid loans are based on bid results requested by KeySpan from the lenders. We do not anticipate borrowing against these facilities; however, if the credit rating on our commercial paper program were to be downgraded, it may be necessary to do so.

The facilities contain certain affirmative and negative operating covenants, including restrictions on KeySpan's ability to mortgage, pledge, encumber or otherwise subject its property to any lien, as well as certain financial covenants that require us to, among other things, maintain a consolidated indebtedness to consolidated capitalization ratio of no more than 64% until the expiration of the existing three-year facility in 2006, at which time it will be lowered to 62%. Violation of this covenant could result in the termination of the facilities and the required repayment of amounts borrowed thereunder, as well as possible cross defaults under other debt agreements.

Under the terms of the credit agreements, KeySpan's debt-to-total capitalization ratio reflects 80% equity treatment for the MEDS Equity Units issued in May 2002. At June 30, 2004, consolidated indebtedness, as calculated under the terms of the credit agreements was 52.7% of consolidated capitalization

Houston Exploration and KeySpan Canada also have revolving credit facilities with commercial banks. During the time period that Houston Exploration's results were consolidated with KeySpan's (the five months ended May 31, 2004) Houston Exploration borrowed $49 million under its credit facility and repaid $136 million. KeySpan Canada repaid $17.7 million under its facility during the first three months of 2004 (the time period in which its results were consolidated with KeySpan's). These borrowings and repayments are included in the Consolidated Cash Flow Statement. Cash borrowings and repayments under Houston Exploration's and KeySpan Canada's credit facilities after the date of the stock transactions are not reflected in the Consolidated Cash Flow Statement.

A substantial portion of consolidated revenues are derived from the operations of businesses within the Electric Services segment, that are largely dependent upon two large customers - LIPA and the NYISO. Additionally, our KEDNE gas supply is concentrated with Entergy-Koch Trading. Accordingly, our cash flows are dependent upon the timely payment or delivery of amounts or commodity owed to us by these counterparties.

We satisfy our seasonal working capital requirements primarily through internally generated funds and the issuance of commercial paper. We believe that these sources of funds are sufficient to meet our seasonal working capital needs.

Capital Expenditures and Financing

Construction Expenditures

The table below sets forth our construction expenditures by operating segment for the periods indicated:

-------------------------------------------------------------------------------
                                                    Six Months Ended June 30,
(In Thousands of Dollars)                           2004                2003
-------------------------------------------------------------------------------
Gas Distribution                                 $ 180,799           $ 165,690
Electric Services                                   73,732             113,880
Energy Investments                                 148,302             149,009
Energy Services and other                           10,414               5,473
-------------------------------------------------------------------------------
                                                 $ 413,247           $ 434,052
-------------------------------------------------------------------------------


Construction expenditures related to the Gas Distribution segment are primarily for the renewal, replacement and expansion of the distribution system. Construction expenditures for the Electric Services segment reflect costs: (i) to maintain our generating facilities; and (ii) to complete the Ravenswood Expansion. Construction expenditures related to the Energy Investments segment primarily reflect costs associated with gas exploration and production activities, including those of Houston Exploration through May 31, 2004, as well as costs related to KeySpan Canada's gas processing facilities through April 1, 2004.

Financing

During the second quarter of 2004, KeySpan entered into a leveraged lease financing arrangement associated with the Ravenswood Expansion. In May 2004, the facility was acquired by a lessor from our subsidiary, KeySpan Ravenswood, LLC, and simultaneously leased back to that subsidiary. All of the obligations of our subsidiary under the lease have been unconditionally guaranteed by KeySpan. This lease transaction generated cash proceeds of $385 million, which approximates fair market value of the facility, as determined by a third-party appraiser. The cash proceeds from this transaction were initially used to redeem outstanding commercial paper. (See Note 6 to the Consolidated Financial Statements,
"Financial Guarantees and Contingencies" for additional information regarding this financing arrangement.)

In August 2004, KeySpan and certain of its subsidiaries intend to redeem approximately $758 million of outstanding debt ahead of scheduled maturities. Included in this redemption are $700 million of medium-term notes scheduled to mature in 2005. The remaining debt was scheduled to mature in 2009 through 2027. It is anticipated that we will incur approximately $52 million in call premiums and $9 million in accelerated amortization of previously recorded and deferred debt discounts and expenses. We will continue to evaluate our capital structure and financing strategy for the remainder of 2004 and beyond. We believe that our current sources of funding (i.e., internally generated funds and the availability of commercial paper) are sufficient to meet our anticipated capital needs for the foreseeable future.

The following table represents the ratings of our long-term debt at June 30, 2004. Currently, Standard & Poor's and Moody's Investor Services ratings on KeySpan's and its subsidiaries' long-term debt are on negative outlook.

                                            Moody's Investor                Standard
                                                Services                    & Poor's            FitchRatings
------------------------------------------------------------------------------------------------------------------
KeySpan Corporation                                A3                          A                     A-
KEDNY                                             N/A                          A+                    A+
KEDLI                                              A2                          A+                    A-
Boston Gas                                         A2                          A                     N/A
Colonial Gas                                       A2                          A+                    N/A
Electric Generation                                A3                          A                     N/A
------------------------------------------------------------------------------------------------------------------


Off-Balance Sheet Arrangements

Guarantees

KeySpan has a number of financial guarantees with its subsidiaries that have remained substantially unchanged since December 31, 2003. At June 30, 2004, KeySpan had fully and unconditionally guaranteed: (i) $525 million of medium-term notes issued by KEDLI; (ii) the obligations of KeySpan Ravenswood LLC, which is the lessee under the $425 million Master Lease associated with the Ravenswood facility and the lessee under the sale/leaseback transaction; and
(iii) the payment obligations of our subsidiaries related to $128 million of tax-exempt bonds issued through the Nassau County and Suffolk County Industrial Development Authorities for the construction of two electric-generation peaking facilities on Long Island. The medium-term notes, the Master Lease and the tax-exempt bonds are reflected on the Consolidated Balance Sheet; the sale/leaseback transaction is not recorded on the Consolidated Balance Sheet. Further, KeySpan has guaranteed: (i) up to $269 million of surety bonds associated with certain construction projects currently being performed by subsidiaries within the Energy Services segment; (ii) certain supply contracts, margin accounts and purchase orders for certain subsidiaries in an aggregate amount of $64 million; and (iii) $74 million of subsidiary letters of credit. These guarantees are not recorded on the Consolidated Balance Sheet. At this time, we have no reason to believe that our subsidiaries will default on their current obligations. However, we cannot predict when or if any defaults may take place or the impact such defaults may have on our consolidated results of operations, financial condition or cash flows. (See Note 6 to the Consolidated Financial Statements, "Financial Guarantees and Contingencies" for additional information regarding KeySpan's guarantees.)

Contractual Obligations

KeySpan has certain contractual obligations related to its outstanding long-term debt, outstanding credit facility borrowings, outstanding commercial paper borrowings, operating and capital leases, and demand charges associated with certain commodity purchases. Except for the recent sale/leaseback transaction previously noted, these obligations have remained substantially unchanged since December 31, 2003. Cash obligations associated with the sale/leaseback transaction are anticipated to be: (i) $2.7 million for the remainder of 2004;
(ii) $69.4 million for fiscal years 2005 through 2007; (iii) $73.4 million for fiscal years 2008 and 2009; and (iv) $465.1 million thereafter. (For additional details regarding these obligations see KeySpan's Annual Report on Form 10-K for the Year Ended December 31, 2003, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, Note 6 "Long-Term Debt," as well as Note 7 to those Consolidated Financial Statements "Contractual Obligations, Financial Guarantees and Contingencies.")

Discussions of Critical Accounting Policies and Assumptions

In preparing our financial statements, the application of certain accounting policies requires difficult, subjective and/or complex judgments. The circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the impact of matters that are inherently uncertain. Actual effects on our financial position and results of operations may vary significantly from expected results if the judgments and assumptions underlying the estimates prove to be inaccurate. At June 30, 2004, KeySpan's critical accounting policies and assumptions have remained substantially unchanged since December 31, 2003. Below is a brief discussion of those critical accounting policies requiring such subjectivity. For a more detailed discussion of these policies and assumptions see KeySpan's Annual Report on Form 10-K for the Year Ended December 31, 2003, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations "Discussion of Critical Accounting Policies and Assumptions."

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

Although management determined that the fair value of KeySpan's assets adequately exceeded their carrying value for the year ended December 31, 2003, the operating performance of the Energy Services segment continues to be below expectations. Management will continue to monitor the operating performance of this segment and will conduct a review of the carrying value of goodwill during the remainder of the year. The recorded goodwill for this segment, as a result of prior acquisitions, is approximately $173 million. At this point in time, we are unable to predict what effect, if any, the outcome of this review will have on the carrying value of our goodwill or on our financial position or results of operations.

Management will continue to review and focus on its overall strategy for each of KeySpan's business units and accordingly will continue to evaluate the carrying value of goodwill. While we believe that our assumptions are reasonable, actual results, however, may differ from our projections.

Accounting for the Effects of Rate Regulation on Gas Distribution Operations

The financial statements of the Gas Distribution segment reflect the ratemaking policies and orders of the New York State Public Service Commission ("NYPSC"), the New Hampshire Public Utility Commission ("NHPUC"), and the DTE.

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

As is further discussed under the caption "Regulation and Rate Matters," the rate plans previously in effect for KEDNY and KEDLI have expired. The continued application of SFAS 71 to record the activities of these subsidiaries is contingent upon the actions of regulators with regard to future rate plans. We are currently evaluating various options that may be available to us including, but not limited to, proposing new plans for KEDNY and KEDLI. The ultimate resolution of any future rate plans could have a significant impact on the application of SFAS 71 to these entities and, accordingly, on our financial position, results of operations and cash flows. However, management believes that currently available facts support the continued application of SFAS 71 and that all regulatory assets and liabilities are recoverable or refundable through the regulatory environment. It should be noted that the DTE approved a base revenue increase for the Boston Gas Company in the fourth quarter of 2003. (See the discussion under the caption "Regulation and Rate Matters" for additional information regarding the DTE's rate decision.)

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

Historically, we have funded our qualified pension plans in excess of the amount required to satisfy minimum ERISA funding requirements. At June 30, 2004, we had a funding credit balance in excess of the ERISA minimum funding requirements. Although we have presently exceeded ERISA funding requirements, our pension plans, on an actuarial basis, are currently underfunded. Therefore, for 2004, KeySpan expects to contribute a total of $147 million to its funded and unfunded post-retirement plans. Future funding requirements are heavily dependent on actual return on plan assets and prevailing interest rates. (In addition to Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations in KeySpan's Annual Report on Form 10-K for the Year Ended December 31, 2003, see also Note 4 of those Consolidated Financial Statements, "Postretirement Benefits.")

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

Under full cost accounting rules, total capitalized costs are limited to a ceiling equal to the present value of future net revenues, discounted at 10%, plus the lower of cost or fair value of unproved properties less income tax effects (the "ceiling limitation"). A quarterly ceiling test is performed to evaluate whether the net book value of the full cost pool exceeds the ceiling limitation. If capitalized costs (net of accumulated depreciation, depletion and amortization) less deferred taxes are greater than the discounted future net revenues or ceiling limitation, a write-down or impairment of the full cost pool is required. At June 30, 2004 such a write-down was required for our wholly-owned gas exploration and production subsidiaries' full cost pool and we recorded a non-cash impairment charge of $48.2 million. (See Note 10 to the Consolidated Financial Statements "Gas Exploration and Production Property - Depletion" for additional details regarding this charge.)

Natural gas and oil reserve quantities represent estimates only. Under full cost accounting, reserve estimates are used to determine the full cost ceiling limitation as well as the depletion rate. Our gas exploration and production subsidiaries estimate proved reserves and future net revenues using sales prices estimated to be in effect as of the date it makes the reserve estimates. Further, our subsidiaries employ independent petroleum engineers in the preparation of estimated reserve quantities. Natural gas prices, which have fluctuated widely in recent years, affect estimated quantities of proved reserves and future net revenues. Any estimates of natural gas and oil reserves and their values are inherently uncertain, including many factors beyond our control.

Accounting for Sales of Stock by a Subsidiary

KeySpan applies the accounting principle of income recognition for gains or losses associated with the sale of stock by its subsidiaries. As provided for in Staff Accounting Bulletin Topic 5-H ("SAB 51"), the SEC allows for income recognition of gains or losses on subsidiary stock transactions in instances where the transaction is not part of a broader corporate reorganization contemplated by the parent. Provided that no other capital transactions are contemplated with regard to the shares issued, income statement treatment in consolidation for issuance of stock by a subsidiary is appropriate. SAB 51 requires that this accounting treatment, if elected by the parent, must be consistently applied to all subsidiary stock transactions that meet the conditions for income statement recognition. As noted earlier, KeySpan has appropriately applied this accounting treatment to its recent subsidiary stock transactions.

Regulation and Rate Matters

Gas Matters

As of June 30, 2004, the rate agreements for KEDNY and KEDLI have expired. Under the terms of the KEDNY and KEDLI rate agreements, gas distribution rates and all other provisions will remain in effect until changed by the NYPSC. At this time, we are currently evaluating various options that may be available to us regarding the KEDNY and KEDLI rate plans, including but not limited to, proposing new rate plans.

Effective November 1, 2003, the DTE approved a $25.9 million increase in base revenues for the Boston Gas Company with an allowed return on equity of 10.2% reflecting an equal balance of debt and equity. On January 27, 2004 the DTE issued its order on Boston Gas Company's Motion for Recalculation, Reconsideration and Clarification that granted an additional $1.1 million in base revenues, for a total of $27 million. The DTE also approved a Performance Based Rate Plan (the "Plan") for up to ten years.

For an additional discussion of our current gas distribution rate agreements, see KeySpan's Annual Report on Form 10-K for the Year Ended December 31, 2003,
Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations "Regulation and Rate Matters."

Electric Matters

KeySpan sells to LIPA all of the capacity and, to the extent requested, energy conversion services from our existing Long Island based oil and gas-fired generating plants. Sales of capacity and energy conversion services are made under rates approved by the Federal Energy Regulatory Commission ("FERC") in accordance with the Power Supply Agreement ("PSA") entered into between KeySpan and LIPA in 1998. The prior FERC approved rates, which had been in effect since May 1998, expired on December 31, 2003. KeySpan filed with the FERC an updated cost of service for the Long Island based generating plants in October 2003. The rate filing included, among other things, an annual revenue increase of 2.1% or approximately $6.4 million, a return on equity of 11%, updated operating and maintenance expense levels and recovery of certain other costs. FERC approved implementation of new rates starting January 1, 2004, subject to refund. Settlement negotiations with LIPA are currently ongoing.

Securities and Exchange Commission Regulation

KeySpan and certain of its subsidiaries are subject to the jurisdiction of the SEC under PUHCA. The rules and regulations under PUHCA generally limit the operations of a registered holding company to a single integrated public utility system, plus additional energy-related businesses. In addition, the principal regulatory provisions of PUHCA: (i) regulate certain transactions among affiliates within a holding company system including the payment of dividends by such subsidiaries to a holding company; (ii) govern the issuance, acquisition and disposition of securities and assets by a holding company and its subsidiaries; (iii) limit the entry by registered holding companies and their subsidiaries into businesses other than electric and/or gas utility businesses; and (iv) require SEC approval for certain utility mergers and acquisitions. As a result of the recent transactions with Houston Exploration and KeySpan Canada these entities are no longer subject to SEC jurisdiction under PUHCA

KeySpan has the authorization, under PUHCA to do the following through December 31, 2006 (the "Authorization Period"): (a) to issue and sell up to an additional amount of $3.0 billion of common stock, preferred stock, preferred and equity-linked securities, and long-term debt securities (the "Long-Term Financing Limit") in accordance with certain defined parameters; (b) in addition to the Long-Term Financing Limit, to issue and sell up to an aggregate amount of $1.3 billion of short-term debt; (c) to issue up to 13 million shares of common stock under dividend reinvestment and stock-based management incentive and employee benefit plans; (d) to maintain existing and enter into additional hedging transactions with respect to outstanding indebtedness in order to manage and minimize interest rate costs; (e) to issue guarantees and other forms of credit support in an aggregate principal amount not to exceed $4.0 billion outstanding at any one time; (f) to refund, repurchase (through open market purchases, tender offers or private transactions), replace or refinance debt or equity securities outstanding during the Authorization Period through the issuance of similar or any other type of authorized securities; (g) to pay dividends out of capital and unearned surplus as well as paid-in-capital with respect to certain subsidiaries, subject to certain limitations; (h) to engage in preliminary development activities and administrative and management activities in connection with anticipated investments in exempt wholesale generators, foreign utility companies and other energy-related companies; (i) to organize and/or acquire the equity securities of entities that will serve the purpose of facilitating authorized financings; (j) to invest up to $3.0 billion in exempt wholesale generators and foreign utility companies; (k) to create and/or acquire the securities of entities organized for the purpose of facilitating investments in other non-utility subsidiaries; and (l) to enter into certain types of affiliate transactions between certain non-utility subsidiaries involving cost structures above the typical "at-cost" limit.

In addition, we have committed that during the Authorization Period, our common equity will be at least 30% of our consolidated capitalization and each of our utility subsidiaries' common equity will be at least 30% of such entity's capitalization. At June 30, 2004, KeySpan's consolidated common equity was 43% of its consolidated capitalization, including commercial paper, and each of its utility subsidiaries common equity was at least 31% of its respective capitalization.

Environmental Matters

KeySpan is subject to various federal, state and local laws and regulatory programs related to the environment. We estimate that the remaining cost of our manufactured gas plant ("MGP") related environmental cleanup activities, including costs associated with the Ravenswood facility, will be approximately $255.5 million and we have recorded a related liability for such amount. We have also recorded an additional $24.1 million liability representing the estimated environmental cleanup costs related to a former coal tar processing facility. Further, as of June 30, 2004, we have expended a total of $114.9 million on environmental remediation. (See Note 6 to the Consolidated Financial Statements, "Financial Guarantees and Contingencies".)

Market and Credit Risk Management Activities

Market Risk: KeySpan is exposed to market risk arising from potential changes in one or more market variables, such as energy commodity prices, interest rates, foreign currency exchange rates, volumetric risk due to weather or other variables. Such risk includes any or all changes in value whether caused by commodity positions, asset ownership, business or contractual obligations, debt covenants, exposure concentration, currency, weather, and other factors regardless of accounting method. We manage our exposure to changes in market prices using various risk management techniques for non-trading purposes, including hedging through the use of derivative instruments, both exchange-traded and over-the-counter contracts, purchase of insurance and execution of other contractual arrangements.

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

Regulatory Issues and Competitive Environment: We are subject to various other risk exposures and uncertainties associated with our gas and electric operations. The most significant contingency involves the evolution of the gas distribution and electric industries towards more competitive and deregulated environments. These risks have not changed substantially since December 31, 2003. Nevertheless, the rules and regulations for capacity, energy sales and the sale of certain ancillary services to the NYISO market continue to evolve. Certain of these mitigation measures are still subject to rehearing and possible judicial review. The following discussion is an update to the ongoing judicial review that has previously been discussed in KeySpan's Annual Report on Form 10-K for the Year Ended December 31, 2003.

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

The NYISO, Con Edison, Niagara Mohawk Power Corporation and Rochester Gas and Electric each individually appealed FERC's order to Federal court. The appeals were consolidated into one case by the court. On November 7, 2003 the United States Court of Appeals for the District of Columbia (the "Court") issued its decision in the case of Consolidated Edison Company of New York, Inc., v. Federal Energy Regulatory Commission ("Decision"). Essentially, the Court found errors in the Commission's decision and remanded some issues in the case back to the Commission for further explanation and action. The FERC has not acted on the remand.

On June 25, 2004, the NYISO submitted a motion to FERC seeking refunds as a result of the Decision. KeySpan and others submitted statements of opposition opposing the refunds. FERC has not acted on the remand or the NYISO's refund motion and we cannot predict the outcome of these proceedings.

For additional information regarding these risks see KeySpan's Annual Report on Form 10-K for the Year Ended December 31, 2003, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations "Market and Credit Risk Management Activities."

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

-    our  ability  to  successfully   manage  our  cost  structure  and  operate
     efficiently;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Financially-Settled  Commodity  Derivative  Instruments - Non-Regulated  Hedging
Activities: From time to time, KeySpan subsidiaries have utilized derivative financial instruments, such as futures, options and swaps, for the purpose of hedging the cash flow variability associated with changes in commodity prices. KeySpan is exposed to commodity price risk primarily with regard to its gas exploration and production activities and its electric generating facilities. Derivative financial instruments are employed by Houston Exploration to hedge cash flow variability associated with forecasted sales of natural gas. However, since Houston Exploration is no longer a consolidated subsidiary its derivative financial instruments are not reflected on the June 30, 2004 Consolidated Balance Sheet. The Ravenswood facility uses derivative financial instruments to hedge the cash flow variability associated with the purchase of natural gas and oil that will be consumed during the generation of electricity. The Ravenswood facility also hedges the cash flow variability associated with a portion of peak electric energy sales.

KeySpan uses standard NYMEX futures prices to value gas futures contracts and market quoted forward prices to value oil swap and natural gas basis swap contracts associated with its Ravenswood facility. We also use market quoted forward prices to value electric derivatives associated with the Ravenswood facility.

The following tables set forth selected financial data associated with these derivative financial instruments noted above that were outstanding at June 30, 2004.

-----------------------------------------------------------------------------------------------------------------------------------
                                                Year of                                                                 Fair Value
       Type of Contract not updated             Maturity       Volumes mmcf   Fixed Price $      Current Price $          ($000)
-----------------------------------------------------------------------------------------------------------------------------------
                 Gas
Swaps/Futures - Long Natural Gas                   2004              40       5.11 - 6.75          6.16 - 6.17                  15
                                                   2005              60       4.95 - 6.42          5.82 - 5.89                 (19)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                    100                                                         (4)
-----------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
                                       Year of            Volumes        Fixed Price          Current Price          Fair Value
      Type of Contract                 Maturity           Barrels             $                     $                  ($000)
---------------------------------------------------------------------------------------------------------------------------------
           Oil
Swaps - Long Fuel Oil                     2004              67,000      24.85 - 34.40         31.70 - 33.44              195
                                          2005              84,000      24.65 - 34.40         32.89 - 34.67              210
                                          2006              12,000          34.40                 34.40                  (43)

---------------------------------------------------------------------------------------------------------------------------------
                                                           163,000                                                       362
---------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
                                     Year of                         Fixed Margin/                                Fair Value
        Type of Contract             Maturity          MWh              Price $           Current Price $           ($000)
-----------------------------------------------------------------------------------------------------------------------------
          Electricity
Swaps - Energy                         2004         1,084,800        16.00 - 102.35        19.77 - 100.50             2,770
                                       2005           684,800        16.64 - 72.00         20.74 - 72.71             (1,392)

-----------------------------------------------------------------------------------------------------------------------------
                                                    1,769,600                                                         1,378
-----------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------
                                                                      2004
Change in Fair Value of Derivative Instruments                       ($000)
------------------------------------------------------------------------------
Fair value of contracts at January 1,                              $(36,224)
Losses on contracts realized                                         25,433
Derivative balance that has been de-consolidated                     14,331
(Decrease) in fair value of all open contracts                       (1,804)
------------------------------------------------------------------------------
Fair value of contracts outstanding at March 31,                   $  1,736
------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
(In Thousands of Dollars)
---------------------------------------------------------------------------------------------------------------
                                                       Fair Value of Contracts
---------------------------------------------------------------------------------------------------------------
                                               Mature Within                                     Total
Sources of Fair Value                            12 Months              Thereafter            Fair Value
---------------------------------------------------------------------------------------------------------------
Prices actively quoted                           $    12                   (16)              $    (4)
Prices based on models and
    other valuation methods                            -                     -                     -
Local published indicies                           1,883                  (143)                1,740
---------------------------------------------------------------------------------------------------------------
                                                 $ 1,895                $ (159)              $ 1,736
---------------------------------------------------------------------------------------------------------------


We measure the commodity risk of our derivative hedging instruments using a sensitivity analysis. Based on a sensitivity analysis as of June 30, 2004, a 10% increase in electricity and fuel prices would reduce the value of derivative instruments maturing in 2004 by $1.8 million, while the value of expected physical power production for the remainder of 2004 would be enhanced $5.6 million (net benefit to KeySpan of $3.8 million). A 10% decrease in electricity and fuel prices would enhance the value of derivative instruments maturing in 2004 by $1.9 million, while the value of expected physical power production would be reduced $6.6 million (net cost to KeySpan of $4.7 million).

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

The following table sets forth selected financial data associated with these derivative financial instruments that were outstanding at June 30, 2004.

------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      Fair
Type of          Year of      Volumes        Floor              Ceiling        Fixed Price        Current             Value
Contract         Maturity       mmcf          ($)                 ($)              ($)           Price ($)            ($000)
------------------------------------------------------------------------------------------------------------------------------
Options            2004        4,500      5.00 - 6.00         5.00 - 7.00                -       6.16 - 6.68             562
                   2005        5,160      5.00 - 6.00         5.00 - 7.00                -       5.82 - 6.81           1,138
Swaps              2004       14,760                -                   -      5.60 - 5.99       6.16 - 6.68          10,345
                   2005       24,000                -                   -      5.81 - 6.01       5.82 - 6.81          16,135
                   2006        1,030                -                   -      6.03 - 6.16       5.28 - 6.33             (50)
------------------------------------------------------------------------------------------------------------------------------
                              49,450                                                                                   28,130
------------------------------------------------------------------------------------------------------------------------------


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

An evaluation of the effectiveness of KeySpan's disclosure controls and procedures as of June 30, 2004 was conducted under the supervision and with the participation of KeySpan's Chief Executive Officer and Chief Financial Officer. Based on that evaluation, KeySpan's Chief Executive Officer and Chief Financial Officer have concluded that KeySpan's disclosure controls and procedures were adequate and designed to ensure that material information relating to KeySpan and its consolidated subsidiaries would be made known to the Chief Executive
Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared. Furthermore, there has been no change in KeySpan's internal control over financial reporting, identified in connection with the evaluation of such control, that occurred during KeySpan's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, KeySpan's internal control over financial reporting. Refer to the Certifications by KeySpan's Chief Executive Officer and Chief Financial Officer filed as exhibits
31.1 and 31.2 to this report.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6 to the Consolidated Financial Statements "Financial Guarantees and Contingencies".

Item 4.     Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on May 20, 2004, at 10:00 a.m. Eastern Time, at KeySpan's Auditorium located at our corporate headquarters at One MetroTech Center, Brooklyn, New York to consider and take action on the following items:

1.   Election of Ten Directors

The names of the persons who received a plurality of the votes cast by the holders of shares entitled to vote thereon, and who were accordingly elected Directors of KeySpan for a one year term or until their successors are duly elected or chosen and qualified are as follows:


            DIRECTOR                              VOTES            VOTES                   TOTAL
                                                   FOR            WITHHELD                 VOTES
            Robert B. Catell                    128,233,166       4,407,512               132,640,678
            Andrea S. Christensen               128,614,745       4,025,933               132,640,678
            Alan H. Fishman                     127,658,738       4,981,940               132,640,678
            J. Atwood Ives                      127,607,605       5,033,073               132,640,678
            James R. Jones                      128,359,642       4,281,036               132,640,678
            James L. Larocca                    128,597,354       4,043,324               132,640,678
            Gloria C. Larson                    129,358,881       3,281,797               132,640,678
            Stephen W. McKessy                  127,968,342       4,672,336               132,640,678
            Edward D. Miller                    128,868,484       3,772,194               132,640,678
            Vikki L. Pryor                      129,343,203       3,297,475               132,640,678

2.   Ratification of Deloitte & Touche LLP, as Independent Public Accountants

Deloitte & Touche LLP received a majority of the votes cast by the holders of shares entitled to vote thereon, and were accordingly ratified as the Independent Public Accountants of KeySpan for the fiscal year ending December 31, 2004.

        DELOITTE & TOUCHE LLP                   VOTES CAST

             FOR                               128,736,744
             AGAINST                             2,505,960
             ABSTAIN                             1,397,974
             TOTAL                             132,640,678

3.   Shareholder Proposal

The shareholder proposal on the Shareholder Rights Plan received a majority of the votes cast by the holders of shares entitled to vote thereon, and was accordingly approved.

        SHAREHOLDER PROPOSAL                    VOTES CAST

              FOR                                 63,212,949
              AGAINST                             33,534,579
              NON-VOTES                           32,493,890
              ABSTAIN                              3,399,260
              TOTAL                              132,640,678

Item 5.           Other Information

KeySpan had adopted a Shareholder Right Plan (the "Plan") on March 30, 1999 with a ten year expiration date. In June 2004, KeySpan's Board determined to amend the Plan to provide for it to terminate effective September 30, 2004. Additionally, the Board also adopted a policy whereby the Corporation will not adopt and implement a new Plan (or similar type of plan), unless it submits such Plan to a vote of the shareholders; provided, however, that the Board reserved the right to adopt and implement such a Plan without shareholder approval, if, under the circumstances then existing, the Board in the exercise of its fiduciary responsibilities deems it to be in the best interest of the Corporation and its shareholders to immediately adopt such a Plan without the delay associated with seeking shareholder approval. In such case, the Board will seek shareholder ratification of the Plan no later than 12 months from the date of adoption of any new Plan.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

4.1* Credit Agreement among KeySpan  Corporation,  the several Lenders, ABN AMRO
     Bank N.V. and Citibank, N.A., as co-syndication agents, The Bank of New York and The Royal Bank of Scotland plc, as co-documentation agents, and JPMorgan Chase Bank, as administrative agent for $640 million, dated as of June 30, 2004.

4.2* First Amendment to Credit Agreement dated as of June 27, 2003 among KeySpan
     Corporation, the several Lenders, Citibank N.A., as Syndication Agent, The Bank of New York and The Royal Bank of Scotland plc, as co-documentation agents, and JPMorgan Chase Bank, as administrative agent to reduce the amount from $850 million to $660 million, dated as of June 25, 2004.

10.1*KeySpan Guaranty dated May 25, 2005 relating to the 250 MW Ravenswood expansion plant.

10.2*Facility  Lease  Agreement  dated as of May 25, 2004 between SE  Ravenswood
     Trust, a Delaware statutory trust and KeySpan-Ravenswood, LLC relating to the 250 MW Ravenswood expansion plant.

10.3*Site  Lease  and  Easement  Agreement  dated  as of May  25,  2004  between
     KeySpan-Ravenswood, LLC and SE Ravenswood Trust relating to the 250 MW Ravenswood expansion plant.

10.4*Site  Sublease  dated as of May 25, 2004  between SE  Ravenswood  Trust and
     KeySpan-Ravenswood, LLC relating to the 250 MW Ravenswood expansion plant.

10.5 Distribution Agreement dated June 2, 2004 by and among The Houston Exploration Company, Seneca-Upshur Petroleum, Inc., THEC Holdings Corp. and KeySpan Corporation (filed as Exhibit 99.2 to The Houston Exploration Company's Form 8-K dated as of June 3, 2004).

10.6 Asset Contribution Agreement dated June 2, 2004 between The Houston Exploration Company and Seneca-Upshur Petroleum, Inc. (filed as Exhibit
     99.3 to The  Houston  Exploration  Company's  Form 8-K  dated as of June 3,
     2004).

10.7 Tax Matters Agreement dated June 2, 2004 by and among The Houston Exploration Company, Seneca-Upshur Petroleum, Inc., THEC Holdings Corp. and KeySpan Corporation (filed as Exhibit 99.4 to The Houston Exploration Company's Form 8-K dated as of June 3, 2004).

10.8 Amended and Restated Registration Rights Agreement dated June 2, 2004 between The Houston Exploration Company, THEC Holdings Corp. and KeySpan Corporation (filed as Exhibit 99.2 to The Houston Exploration Company's Form 8-K dated as of June 3, 2004).

31.1*Certification  of the  Chairman  and Chief  Executive  Officer  pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*Certification  of the  Chairman  and Chief  Executive  Officer  pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On April 30, 2004, the Company reported that it had issued a press release concerning, among other things, its consolidated earnings for the quarter ended March 31, 2004. It also reported that it would be hosting an earnings conference call at 10:30 A.M. EST on April 30, 2004 to discuss its consolidated earnings for the quarter ended March 31, 2004.

On April 30, 2004, the Company reported that beginning on May 2, 2004, the Company would give a series of presentations at the American Gas Association ("AGA") Financial Forum.

On May 24, 2004, the Company reported that it had issued a press release disclosing that it planned to enter into an agreement to exchange thirty one percent of its shares of common stock of The Houston Exploration Company ("THEC") for a THEC subsidiary.

On May 27, 2004, the Company reported that it had issued a press release announcing the successful pricing of an exchange transaction with The Houston Exploration Company.

On June 2, 2004, the Company reported that it had issued a press release announcing the successful completion of an exchange transaction with The Houston Exploration Company.

----------------------
*Filed Herewith




                      KEYSPAN CORPORATION AND SUBSIDIARIES
                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned there unto duly authorized.

                                             KEYSPAN CORPORATION
                                                (Registrant)



Date: August 5, 2004                         /s/ Gerald Luterman
                                             -----------------------------
                                                 Gerald Luterman
                                                 Executive Vice President and
                                                 Chief Financial Officer