Form 10-Q
period 2004-09-30
KEYSPAN CORP
filed 2004-11-04
CIK 1062379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
                                    ---------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Transition period from____ to_____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).[X}

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Class of Common Stock                         Outstanding at October 13, 2004
  ---------------------                         -------------------------------
        $.01 par value                                   160,595,889

                      KEYSPAN CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----

                     Part I. FINANCIAL INFORMATION                      Page No.
                                                                        --------

Item 1. Financial Statements

        Consolidated Balance Sheet -
        September 30, 2004 and December 31, 2003                           3

        Consolidated Statement of Income - Three and
        Nine Months Ended September 30, 2004 and 2003                      5
        Consolidated Statement of Cash Flows -
        Nine Months Ended June 30, 2004 and 2003                           6

        Notes to Consolidated Financial Statements                         7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                               38

Item 3. Quantitative and Qualitative Disclosures
        About Market Risk                                                 71

Item 4. Controls and Procedures                                           74

                     Part II.   OTHER INFORMATION

Item 1. Legal Proceedings                                                 75

Item 6. Exhibits                                                          75

Signatures                                                                76

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
--------------------------------------------------------------------------------------------------------------------------

(In Thousands of Dollars)                                                September 30, 2004              December 31, 2003
--------------------------------------------------------------------------------------------------------------------------

ASSETS
Current Assets
    Cash and temporary cash investments                                         $    361,297                 $    205,751
    Accounts receivable                                                              806,489                    1,029,459
    Unbilled revenue                                                                 212,630                      505,633
    Allowance for uncollectible accounts                                             (66,873)                     (79,184)
    Gas in storage and prepaid gas                                                   564,630                      488,521
    Material and supplies, at average cost                                           117,913                      121,415
    Other                                                                             84,976                      115,304
                                                             -------------------------------- ----------------------------
                                                                                   2,081,062                    2,386,899
                                                             -------------------------------- ----------------------------

Investments and  Other                                                               516,604                      248,565

Property
    Gas                                                                            6,790,147                    6,522,251
    Electric                                                                       2,356,169                    2,636,537
    Other                                                                            433,823                      425,576
    Accumulated depreciation                                                      (2,709,225)                  (2,610,876)
    Gas exploration and production, at cost                                          182,114                    3,088,242
    Accumulated depletion                                                           (103,867)                  (1,167,427)
                                                             -------------------------------- ----------------------------
                                                                                   6,949,161                    8,894,303
                                                             -------------------------------- ----------------------------

Deferred Charges
    Regulatory assets                                                                530,705                      578,383
    Goodwill and other intangible assets                                           1,688,287                    1,809,712
    Other                                                                            775,754                      722,320
                                                             -------------------------------- ----------------------------
                                                                                   2,994,746                    3,110,415
                                                             -------------------------------- ----------------------------

Total Assets                                                                    $ 12,541,573                 $ 14,640,182
                                                             ================================ ============================

        See accompanying Notes to the Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

--------------------------------------------------------------------------------------------------------------------------------


(In Thousands of Dollars)                                                     September 30, 2004              December 31, 2003
--------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND CAPITALIZATION
Current Liabilities
    Current redemption of long-term debt                                             $     16,142                  $      1,471
    Accounts payable and other liabilities                                                662,127                     1,141,597
    Commercial paper                                                                      575,375                       481,900
    Dividends payable                                                                      72,248                        72,289
    Taxes accrued                                                                          43,474                        46,580
    Customer deposits                                                                      43,565                        40,370
    Interest accrued                                                                       77,493                        64,609
                                                               ----------------------------------- -----------------------------
                                                                                        1,490,424                     1,848,816
                                                               ----------------------------------- -----------------------------

Deferred Credits and Other Liabilities
    Regulatory liabilities:
          Miscellaneous liabilities                                                       154,059                       104,034
          Removal cost recovered                                                          485,394                       450,034
    Deferred income tax                                                                 1,091,443                     1,278,341
    Postretirement benefits and other reserves                                            951,889                       961,962
    Other                                                                                 113,683                       121,790
                                                               ----------------------------------- -----------------------------
                                                                                        2,796,468                     2,916,161
                                                               ----------------------------------- -----------------------------

Commitments and Contingencies (See Note 6)                                                      -                             -

Capitalization
    Common stock                                                                        3,495,111                     3,487,645
    Retained earnings                                                                     665,823                       621,430
    Accumulated other comprehensive loss                                                  (66,537)                      (59,932)
    Treasury stock                                                                       (354,165)                     (378,487)
                                                               ----------------------------------- -----------------------------
         Total common shareholders' equity                                              3,740,232                     3,670,656
    Preferred stock                                                                        75,000                        83,568
    Long-term debt                                                                      4,423,862                     5,611,432
                                                               ----------------------------------- -----------------------------
Total Capitalization                                                                    8,239,094                     9,365,656
                                                               ----------------------------------- -----------------------------

Minority Interest in Subsidiary Companies                                                  15,587                       509,549
                                                               ----------------------------------- -----------------------------
Total Liabilities and Capitalization                                                 $ 12,541,573                  $ 14,640,182
                                                               =================================== =============================

        See accompanying Notes to the Consolidated Financial Statements.

                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                       Three Months Ended September 30,             Nine Months Ended September 30,
(In Thousands of Dollars, Except Per Share Amounts)      2004                    2003                2004                    2003
------------------------------------------------------------------------------------------------------------------------------------
Revenues
     Gas Distribution                               $  419,208               $  405,777         $ 3,023,350             $ 2,970,514
     Electric Services                                 503,879                  438,577           1,296,778               1,228,622
     Energy Services                                   118,580                  137,961             377,516                 399,294
     Energy Investments                                  8,767                  149,499             314,134                 454,061
                                                ------------------------------------------------------------------------------------
Total Revenues                                       1,050,434                1,131,814           5,011,778               5,052,491
                                                ------------------------------------------------------------------------------------
Operating Expenses
     Purchased gas for resale                          186,619                  172,452           1,776,322               1,792,917
     Fuel and purchased power                          176,028                  133,313             407,987                 333,311
     Operations and maintenance                        434,874                  507,381           1,404,835               1,515,206
     Depreciation, depletion and
       amortization                                     93,420                  135,656             454,737                 422,917
     Goodwill impairment charge                        122,229                        -             122,229                       -
     Operating taxes                                    89,525                   91,790             302,143                 311,754
                                                ------------------------------------------------------------------------------------
Total Operating Expenses                             1,102,695                1,040,592           4,468,253               4,376,105
                                                ------------------------------------------------------------------------------------

Gain on sale of long lived asset                             -                   13,974                   -                  13,974
Income from Equity Investments                          16,213                    2,727              30,342                  12,486
                                                ------------------------------------------------------------------------------------

Operating Income (Loss)                                (36,048)                 107,923             573,867                 702,846
                                                ------------------------------------------------------------------------------------
Other Income and (Deductions)
     Interest charges                                  (88,308)                 (78,366)           (260,848)               (226,503)
     Gain (loss) on subsidiary stock
       transactions                                          -                        -             172,894                 (11,325)
     Cost of debt redemption                           (45,879)                       -             (45,879)                (24,094)
     Minority interest                                     (58)                 (19,894)            (37,012)                (50,252)
     Other                                               4,204                   10,325              26,418                  24,779
                                                ------------------------------------------------------------------------------------
Total Other Income and (Deductions)                   (130,041)                 (87,935)           (144,427)               (287,395)
                                                ------------------------------------------------------------------------------------

Income Taxes
     Current                                          (176,828)                 (39,317)            (13,330)                 94,275
     Deferred                                          126,518                   46,720             180,115                  71,439
                                                ------------------------------------------------------------------------------------
Total Income Taxes                                     (50,310)                   7,403             166,785                 165,714
                                                ------------------------------------------------------------------------------------

Earnings (Loss) Before Change in Accounting
  Principle                                           (115,779)                  12,585             262,655                 249,738
Cummulative Change in Accounting Principle                   -                        -                   -                     174
                                                ------------------------------------------------------------------------------------

Net Income (Loss)                                     (115,779)                  12,585             262,655                 249,912
Preferred stock dividend requirements                    1,360                    1,461               4,280                   4,383
                                                ------------------------------------------------------------------------------------
Earnings (Loss) for Common Stock                    $ (117,139)              $   11,124         $   258,375             $   245,529
                                                ====================================================================================
Basic Earnings (Loss) Per Share:
  Before Change in Accounting Principle                  (0.73)                    0.07                1.61                    1.56
  Change in Accounting Principle                             -                        -                   -                       -
                                                ------------------------------------------------------------------------------------
Basic Earnings (Loss) Per Share                     $    (0.73)              $     0.07         $      1.61             $      1.56
                                                ====================================================================================
Diluted Earnings (Loss) Per Share:
  Before Change in Accounting Principle                  (0.73)                    0.07                1.60                    1.55
  Change in Accounting Principle                             -                        -                   -                       -
                                                ------------------------------------------------------------------------------------
Diluted Earnings (Loss) Per Share                   $    (0.73)              $     0.07         $      1.60             $      1.55
                                                ====================================================================================
Average Common Shares Outstanding (000)                160,357                  158,783             160,139                 157,871
Average Common Shares Outstanding - Diluted (000)      161,346                  159,539             161,091                 158,670

        See accompanying Notes to the Consolidated Financial Statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
------------------------------------------------------------------------------------------------------------------------
                                                                                         Nine Months Ended September 30,
(In Thousands of Dollars)                                                                   2004                 2003
------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                              $ 262,655             $ 249,912
Adjustments to reconcile net income to net
      cash provided by (used in) operating activities
    Depreciation, depletion and amortization                                              454,736               422,917
    Deferred income tax                                                                    31,517                71,439
    Income from equity investments                                                        (30,342)              (12,486)
    Dividends from equity investments                                                       3,970                 1,021
    Amortization of interest rate swaps                                                       182                (7,396)
    Gain (Loss) on subsidiary stock transactions                                         (172,894)               11,325
    Gain (Loss) on sale of property                                                             -               (13,974)
    (Gain) on settlement of treasury lock                                                 (12,656)                    -
    Goodwill impairment charge                                                            122,229                     -
    Amortization of prepayments                                                            74,557                62,945
    Minority interest                                                                      37,012                50,252
Changes in assets and liabilities
    Accounts receivable                                                                   301,011               384,836
    Materials and supplies, fuel oil and gas in storage                                   (80,072)             (239,847)
    Accounts payable and other liabilities                                               (235,171)             (114,589)
    Interest accrued                                                                       12,884                22,161
    Captive insurance reserve                                                              43,214                     -
    Property tax prepayments                                                              (55,413)              (86,631)
    Other                                                                                  23,915               (45,211)
                                                                             -------------------------------------------
Net Cash Provided by Operating Activities                                                 781,334               756,674
                                                                             -------------------------------------------
Investing Activities
    Construction expenditures                                                            (563,207)             (720,217)
    Other investments                                                                           -               (50,500)
    Cost of removal                                                                       (21,249)              (19,611)
    Proceeds from sale of property                                                         13,138                13,974
    Net proceeds from sale/leaseback transaction                                          383,716                     -
    Net proceeds from subsidiary stock transactions                                       512,065               198,553
                                                                             -------------------------------------------
Net Cash Provided by (Used In) Investing Activities                                       324,463              (577,801)
                                                                             -------------------------------------------
Financing Activities
    Treasury stock issued                                                                  24,322                76,984
    Equity issuance                                                                             -               473,573
    Issuance of long-term debt                                                             49,336               710,475
    Payment of long-term debt                                                            (920,033)             (564,506)
    Issuance (Payment) of commercial paper                                                 93,475              (271,297)
    Redemption of promissory notes                                                              -              (447,005)
    Gain on settlement of treasury lock                                                    12,656                     -
    Redemption of preferred stock                                                          (8,483)              (14,293)
    Preferred stock dividends paid                                                         (4,280)               (4,383)
    Common stock dividends paid                                                          (214,075)             (203,795)
    Other                                                                                  16,831                12,808
                                                                             -------------------------------------------
Net Cash (Used in) Financing Activities                                                  (950,251)             (231,439)
                                                                             -------------------------------------------
Net Increase in Cash and Cash Equivalents                                               $ 155,546             $ (52,566)
Cash and Cash Equivalents at Beginning of Period                                          205,751               170,617
                                                                             -------------------------------------------
Cash and Cash Equivalents at End of Period                                              $ 361,297             $ 118,051
                                                                             ===========================================

Cash equivalents are short-term marketable securities purchased with maturities of six months or less that were carried at cost which approximates fair value.

        See accompanying Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

KeySpan Corporation (referred to in the Notes to the Financial Statements as "KeySpan," "we," "us" and "our") is a registered holding company under the Public Utility Holding Company Act of 1935, as amended ("PUHCA"). KeySpan operates six regulated utilities that distribute natural gas to approximately
2.5 million customers in New York City, Long Island, Massachusetts and New Hampshire, making KeySpan the fifth largest gas distribution company in the United States and the largest in the Northeast. We also own and operate electric generating plants in Nassau and Suffolk Counties on Long Island and in Queens County in New York City and are the largest independent electric generation operator in New York State. Under contractual arrangements, we provide power, electric transmission and distribution services, billing and other customer services for approximately 1.1 million electric customers of the Long Island Power Authority ("LIPA"). KeySpan's other subsidiaries are involved in gas and oil exploration and production; underground gas storage; liquefied natural gas storage; retail electric marketing; appliance service; plumbing; heating, ventilation and air conditioning and other mechanical services; large energy-system ownership, installation and management; and engineering and consulting services. We also invest and participate in the development of natural gas pipelines, electric generation and other energy-related projects. (See Note 2 "Business Segments" for additional information on each operating segment.)

1. BASIS OF PRESENTATION

In our opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly KeySpan's financial position as of September 30, 2004, and the results of operations for the three and nine months ended September 30, 2004 and September 30, 2003, as well as cash flows for the nine months ended September 30, 2004 and September 30, 2003. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in KeySpan's Annual Report on Form 10-K for the year ended December 31, 2003. The December 31, 2003 financial statement information has been derived from the 2003 audited financial statements. Income from interim periods may not be indicative of future results. Certain reclassifications were made to conform prior period financial statements to the current period financial statement presentation.

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

We have approximately 3.5 million common stock options outstanding at September 30, 2004, that were not included in the calculation of diluted EPS since the exercise price associated with these options was greater than the average market price of our common stock.

Under the requirements of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" our basic and diluted EPS are as follows:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                Three Months Ended September 30,    Nine Months Ended September 30,
(In Thousands of Dollars, Except Per Share Amounts)                 2004                2003               2004              2003
-----------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) for common stock                                $ (117,139)           $ 11,124         $ 258,375          $ 245,529
Houston Exploration dilution                                             -                 (74)                -               (212)
-----------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) for common stock - adjusted                     $ (117,139)           $ 11,050         $ 258,375          $ 245,317
-----------------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding (000)                          160,357             158,783           160,139            157,871
Add dilutive securities:
Options                                                                989                   -               952                  -
Convertible preferred stock                                              -                 756                 -                799
-----------------------------------------------------------------------------------------------------------------------------------
Total weighted average shares outstanding - assuming dilution      161,346             159,539           161,091            158,670
-----------------------------------------------------------------------------------------------------------------------------------
Basic earnings (loss )per share                                 $    (0.73)           $   0.07         $    1.61          $    1.56
-----------------------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per share                               $    (0.73)           $   0.07         $    1.60          $    1.55
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

The Electric Services segment consists of subsidiaries that: operate the electric transmission and distribution system owned by LIPA; own and provide capacity to and produce energy for LIPA from our generating facilities located on Long Island; and manage fuel supplies for LIPA to fuel our Long Island generating facilities. These services are provided in accordance with long-term service contracts having remaining terms that range from four to nine years and power purchase agreements having remaining terms that range from nine years to 23 years. The Electric Services segment also includes subsidiaries that own or lease and operate the 2,450 megawatt ("MW") Ravenswood electric generation facility ("Ravenswood Facility"), located in Queens, New York, which includes the recently completed 250 MW combined-cycle electric generating unit located at the Ravenswood site ("Ravenswood Expansion"). Collectively the Ravenswood Facility and the Ravenswood Expansion are referred to herein as the "Ravenswood Projects." All of the energy, capacity and ancillary services related to the

Ravenswood Projects is sold to the New York Independent System Operator ("NYISO") energy markets. The Electric Services segment also conducts retail marketing of electricity to commercial customers.

The Energy Services segment includes companies that provide energy-related services to customers primarily located within the Northeastern United States, with concentrations in the New York City metropolitan area, including New Jersey, as well as Rhode Island, Pennsylvania, Massachusetts and New Hampshire, through the following two lines of business: (i) Home Energy Services, which provides residential and small commercial customers with service and maintenance of energy systems and appliances; and (ii) Business Solutions, which provides plumbing, heating, ventilation, air conditioning and mechanical services, as well as operation and maintenance, design, engineering and consulting services to commercial and industrial customers. In the third quarter of 2004, KeySpan recorded a $122.2 million non-cash goodwill impairment charge in this segment. See Note 12 "Goodwill Impairment" for further information regarding this charge.

The Energy Investments segment consists of our gas exploration and production investments, as well as certain other domestic and international energy-related investments. Our gas exploration and production subsidiaries are engaged in gas and oil exploration and production, and the development and acquisition of domestic natural gas and oil properties. These investments include our approximate 23.5% interest in The Houston Exploration Company ("Houston Exploration") an independent natural gas and oil exploration company, as well as our wholly-owned subsidiaries Seneca-Upshur Petroleum, Inc. ("Seneca-Upshur") and KeySpan Exploration and Production, LLC ("KeySpan Exploration and Production"), which is engaged in a joint venture with Houston Exploration.

In June 2004, KeySpan exchanged 10.8 million shares of common stock of Houston Exploration for 100% of the stock of Seneca-Upshur, previously a wholly owned subsidiary of Houston Exploration. This transaction reduced our interest in Houston Exploration from 55% to the current level of approximately 23.5%. As part of this transaction, Houston Exploration retired 4.6 million of its common shares and issued 6.8 million new shares in a public offering. Based on Houston Exploration's announced offering price of $48.00 per share, Seneca-Upshur's shares were valued at the equivalent of $449 million, or $41.57 per share. Seneca-Upshur's assets consisted of West Virginia gas producing properties valued at $60 million, and $389 million in cash. This transaction resulted in a gain to KeySpan of $150.1 million. Effective June 1, 2004, Houston Exploration's earnings and our ownership interest in Houston Exploration have been accounted for on the equity basis of accounting. The deconsolidation of Houston Exploration required the recognition of certain deferred taxes on our remaining investment resulting in a net deferred tax expense of $44.1 million. Therefore, the net gain on the share exchange less the deferred tax provision was $106 million, or $0.66 per share. It should be noted that in the second quarter of 2004, KeySpan recorded a $48.2 million non-cash impairment charge to recognize the reduced valuation of proved reserves. See Note 10 "Gas Exploration and Production Property - Depletion for further information on this charge.

Subsidiaries in this segment also hold a 17.4% ownership interest in KeySpan Canada, a subsidiary with natural gas processing plants and gathering facilities in Western Canada. In April 2004, KeySpan and KeySpan Facilities Income Fund (the "Fund"), which previously owned a 39.09% interest in KeySpan Canada, consummated a transaction whereby the Fund sold 15.617 million units of the Fund at a price of CDN$12.60 per unit for gross total proceeds of approximately CDN$196.8 million. The proceeds of the offering were used by the Fund to acquire an additional 35.91% interest in KeySpan Canada from KeySpan. We received net proceeds of approximately CDN$186.3 million (or approximately US$135 million), after commissions and expenses. The Fund's ownership in KeySpan Canada increased from 39.1% to 75%, and KeySpan's ownership of KeySpan Canada decreased to 25%. KeySpan recorded a gain of $22.8 million ($10.1 million after-tax, or $0.06 per share) on this transaction. Effective April 1, 2004 KeySpan Canada's earnings and our ownership interest in KeySpan Canada have been accounted for on the equity basis of accounting.

In July 2004, the Fund issued an additional 10.7 million units, the proceeds of which were used to fund the acquisition of the midstream assets of Chevron Canada Midstream Inc. This transaction had the effect of further diluting KeySpan's ownership of KeySpan Canada to 17.4%.

This segment is also engaged in pipeline development activities. KeySpan and Duke Energy Corporation each own a 50% interest in Islander East Pipeline
Company, LLC ("Islander East"). Islander East was created to pursue the authorization and construction of an interstate pipeline from Connecticut, across Long Island Sound, to a terminus near Shoreham, Long Island. Once in service, the pipeline is expected to transport up to 260,000 DTH daily to the Long Island and New York City energy markets. Further, in August 2004, KeySpan acquired a 21% interest in the Millennium Pipeline project which will transport up to 500,000 DTH of natural gas a day from Corning to Ramapo, New York, where it will connect to an existing pipeline.

Additionally, subsidiaries in this segment hold a 20% equity interest in the Iroquois Gas Transmission System LP, a pipeline that transports Canadian gas supply to markets in the Northeastern United States and the KeySpan LNG facility in Providence, Rhode Island, a 600,000 barrel liquefied natural gas storage and receiving facility. Further, this segment has a 50% interest in the Premier Transmission Pipeline in Northern Ireland.

The accounting policies of the segments are the same as those used for the preparation of the Consolidated Financial Statements. The segments are strategic business units that are managed separately because of their different operating and regulatory environments. Operating results of our segments are evaluated by management on an operating income basis. As a result of the Houston Exploration stock transaction and the related deconsolidation, the total assets associated with our gas exploration and production operations, including cash from the transaction, were $650 million at September 30, 2004, compared to $1.5 billion at December 31, 2003. Due to the KeySpan Canada transaction, total assets associated with KeySpan's other energy-related investments were approximately $607 million at September 30, 2004 compared to $900 million at December 31, 2003.

To better align the subsidiaries within our segments, we reclassified the operating results of our electric marketing subsidiary from the Energy Services segment to the Electric Services segment in the first quarter of 2004. As a result we reclassified the financial results for all periods of 2003. The revised reportable segment information is as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                Energy Investments
                                                                          -----------------------------
                                                                              Gas
                                          Gas       Electric   Energy     Exploration        Other
(In Thousands of Dollars)            Distribution   Services   Services   and Production   Investments   Eliminations   Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Three Months Ended Sept. 30, 2004
Unaffiliated revenue                    419,208     503,879     118,580       4,975           3,792              -        1,050,434
Intersegment revenue                          -           -       7,172           -           1,274         (8,446)               -
Operating income (Loss)                 (23,627)    111,158    (142,976)     12,332           4,102          2,963          (36,048)

Three Months Ended Sept. 30, 2003
Unaffiliated revenue                    405,777     438,577     137,961     123,052          26,447              -        1,131,814
Intersegment revenue                          -          25       1,926           -           1,252         (3,203)               -
Operating income (Loss)                 (25,134)    102,125     (15,498)     50,995           8,009        (12,574)         107,923

------------------------------------------------------------------------------------------------------------------------------------

     Eliminating items include intercompany interest income and expense, the elimination of certain intercompany accounts, as well as activities of our corporate and administrative areas

Because of the nature of our Electric Services business, electric revenues are derived from two large customers - the NYISO and LIPA. Electric Services revenues from these customers for the three months ended September 30, 2004 and 2003 represent approximately 45% and 38%, respectively of our consolidated revenues in both periods.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                 Energy Investments
                                                                           ---------------------------
                                                                               Gas
                                       Gas          Electric   Energy       Exploration       Other
(In Thousands of Dollars)          Distribution     Services   Services    and Production   Investments   Eliminations  Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Nine Months Ended Sept. 30, 2004
Unaffiliated revenue                 3,023,350     1,296,778     377,516       276,320         37,814              -      5,011,778
Intersegment revenue                         -             -      14,755             -          3,817        (18,572)             -
Operating income (Loss)                391,090       226,273    (166,356)       85,828         22,473         14,559        573,867

Nine Months Ended Sept. 30, 2003
Unaffiliated revenue                 2,970,514     1,228,622     399,294       373,774         80,287              -      5,052,491
Intersegment revenue                         -            76       4,894             -          3,756         (8,726)             -
Operating income (Loss)                371,420       193,869     (35,083)      156,733         27,207        (11,300)       702,846

------------------------------------------------------------------------------------------------------------------------------------

     Eliminating items include intercompany interest income and expense, the elimination of certain intercompany accounts, as well as activities of our corporate and administrative areas.

Because of the nature of our Electric Services business, electric revenues are derived from two large customers - the NYISO and LIPA. Electric Services revenues from these customers for the nine months ended September 30, 2004 and 2003 represent approximately 25% and 22%, respectively of our consolidated revenues for both periods.

3. COMPREHENSIVE INCOME

The table below indicates the components of comprehensive income:

------------------------------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended Sept. 30,          Nine Months Ended Sept. 30,
(In Thousands of Dollars)                                           2004                 2003           2004                 2003
------------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) for common stock                               $ (117,139)             $ 11,124      $ 258,375            $ 245,529
------------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax
Reclassification adjustments for loss (gains) realized in
  net income                                                      (13,945)                8,431          2,586               19,602
Foreign currency translation adjustments                              576                   366        (16,487)              27,892
Unrealized gains (losses) on marketable securities                 (1,259)                1,209           (717)               3,458
Premiums on derivative financial instruments                            -                     -          3,437               (3,437)
Deconsolidation of certain subsidiaries                                 -                     -         (6,711)                   -
Unrealized gain (losses) on derivative financial instruments       12,461                13,740         11,288               (7,193)
------------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax                      (2,167)               23,746         (6,604)              40,322
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                           $ (119,306)             $ 34,870      $ 251,771            $ 285,851
------------------------------------------------------------------------------------------------------------------------------------
Related tax (benefit) expense
Reclassification adjustments for loss (gains) realized in
  net income                                                       (8,623)                4,540            279               10,555
Foreign currency translation adjustments                              310                   197         (8,878)              15,019
Unrealized gains (losses) on marketable securities                   (955)                  652           (665)               1,863
Premiums on derivative financial instruments                            -                     -          1,851               (1,851)
Deconsolidation of certain subsidiaries                                 -                     -          5,016
Unrealized gain (losses) on derivative financial instruments        8,101                 7,398          7,470               (3,873)
------------------------------------------------------------------------------------------------------------------------------------
Total Tax (Benefit) Expense                                    $   (1,167)             $ 12,787      $   5,073            $  21,713
------------------------------------------------------------------------------------------------------------------------------------

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS

Financially-Settled Commodity Derivative Instruments - Hedging Activities: From time to time, KeySpan subsidiaries have utilized derivative financial instruments, such as futures, options and swaps, for the purpose of hedging the cash flow variability associated with changes in commodity prices. KeySpan is exposed to commodity price risk primarily with regard to its gas distribution operations, gas exploration and production activities and its electric generating facilities at the Ravenswood site.

Derivative financial instruments are employed by our gas distribution operations to reduce the cash flow variability associated with the purchase price for a portion of future natural gas purchases for our regulated firm gas sales customers. The accounting for these derivative instruments is subject to SFAS 71 "Accounting for the Effects of Certain Types of Regulation." See the caption below "Firm Gas Sales Derivative Instruments - Regulated Utilities" for a further discussion of these derivatives. Certain derivative instruments employed by our gas distribution operations are not subject to SFAS 71. Utility tariffs applicable to certain large-volume customers permit gas to be sold at prices established monthly within a specified range expressed as a percentage of prevailing alternate fuel oil prices. KEDNY uses natural gas swap contracts, with offsetting positions in fuel oil swap contracts of equivalent energy value, to hedge the cash-flow variability of specified portions of gas purchases and sales associated with these customers. The maximum length of time over which we have hedged cash flow variability associated with forecasted purchases and sales of natural gas and fuel oil is through February 2005. We use standard New York Mercantile Exchange ("NYMEX") futures prices to value the gas futures contracts and market quoted forward prices to value oil swap contracts. The fair market value of these derivative instruments at September 30, 2004 was a liability of $1.4 million, all of which is expected to be reclassified from other comprehensive income into earnings over the next twelve months.

Seneca-Upshur utilizes over-the-counter ("OTC") natural gas index swaps to hedge the cash flow variability associated with forecasted sales of a portion of its natural gas production. At September 30, 2004, Seneca-Upshur has hedge positions in place for approximately 85% of its estimated remaining 2004 gas production, net of gathering related costs. Further, Seneca-Upshur has hedge positions in place for approximately 85% of its estimated 2005 through 2007 gas production, net of gathering costs. We use forward index prices to value these swap positions. The maximum length of time over which Seneca-Upshur has hedged such cash flow variability is through December 2007. The fair market value of these derivative instruments at September 30, 2004 was a liability of $2.0 million. The estimated amount of losses associated with such derivative instruments that are reported in other comprehensive income and that are expected to be reclassified into earnings over the next twelve months is $1.4 million, or approximately $0.9 million after-tax.

Derivative financial instruments are employed by Houston Exploration to hedge cash flow variability associated with forecasted sales of natural gas. Since Houston Exploration is no longer a consolidated subsidiary, the fair market value of their outstanding derivative instruments are not reflected on KeySpan's September 30, 2004 Consolidated Balance Sheet.

The Ravenswood Projects use derivative financial instruments to hedge the cash flow variability associated with the purchase of natural gas and oil that will be consumed during the generation of electricity. The Ravenswood Projects also hedge the cash flow variability associated with a portion of on-peak electric energy sales.

With respect to price exposure associated with fuel purchases for the Ravenswood Projects, KeySpan employs standard NYMEX natural gas futures contracts to hedge the cash flow variability for a portion of forecasted purchases of natural gas. KeySpan also employs the use of financially-settled oil swap contracts to hedge the cash flow variability for a portion of forecasted purchases of fuel oil that will be consumed by the Ravenswood Projects. The maximum length of time over which we have hedged cash flow variability associated with forecasted purchases of natural gas is through September 2005. The maximum length of time over which we have hedged cash flow variability associated with forecasted purchases of fuel oil is through April 2006. We use standard NYMEX futures prices to value the gas futures contracts and market quoted forward prices to value oil swap contracts. The fair market value of these derivative instruments at September 30, 2004 was $0.5 million. A substantial portion of these derivative instruments, which are reported in other comprehensive income, are expected to be reclassified into earnings over the next twelve months.

We have also engaged in the use of cash-settled swap instruments to hedge the cash flow variability associated with a portion of forecasted electric energy sales from the Ravenswood Projects. Our hedging strategy is to hedge approximately 50% of forecasted on-peak summer season electric energy sales and a portion of forecasted electric energy sales for the remainder of the year. The maximum length of time over which we have hedged cash flow variability is through December 2005. We use market quoted forward prices to value these outstanding derivatives. The fair market value of these derivative instruments at September 30, 2004 was $2.3 million. The estimated amount of gains associated with such derivative instruments that are reported in other comprehensive income and that are expected to be reclassified into earnings over the next twelve months is $2.1 million, or approximately $1.4 million after-tax.

The above noted derivative financial instruments are cash flow hedges that qualify for hedge accounting under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," collectively SFAS 133, and are not considered held for trading purposes as defined by current accounting literature. Accordingly, we carry the fair market value of our derivative instruments on the Consolidated Balance Sheet as either a current or deferred asset or liability, as appropriate, and defer the effective portion of unrealized gains or losses in accumulated other comprehensive income. As noted, the fair market value of Houston Exploration's outstanding derivative instruments are not reflected on the September 30, 2004 Consolidated Balance Sheet. Gains and losses are reclassified from accumulated other comprehensive income to the Consolidated Statement of Income in the period the hedged transaction affects earnings. Gains and losses are reflected as a component of either revenue or fuel and purchased power depending on the hedged transaction. Hedge ineffectiveness results from changes during the period in the price differentials between the index price of the derivative contract and the index price at the point of sale for the cash flow that is being hedged, and is recorded directly to earnings.

The table below summarizes the fair value of outstanding financially-settled commodity derivative instruments that qualify for hedge accounting at September 30, 2004 and the related line item on the Consolidated Balance Sheet. Fair value is the amount at which derivative instruments could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale. As noted earlier, derivative instruments employed by Houston Exploration are no longer reflected on KeySpan's Consolidated Balance Sheet.

----------------------------------------------------------------------------------------------------------
(In Thousands of Dollars)                                    September 30, 2004         December 31, 2003
----------------------------------------------------------------------------------------------------------
Gas Contracts:
  Other current assets                                                  $ 5,318                 $   3,458
  Accounts payable and other liabilities                                      -                   (35,592)
  Other deferred liabilities                                               (606)                   (4,734)

Oil Contracts:
  Other current assets                                                      527                         -
  Accounts payable and other liabilities                                 (8,060)
  Other deferred charges                                                     25                       385

Electric Contracts:
  Other current assets                                                    2,083                         -
  Other deferred charges                                                    194                       259
----------------------------------------------------------------------------------------------------------
                                                                        $ (519)                 $ (36,224)
----------------------------------------------------------------------------------------------------------


Financially-Settled Commodity Derivative Instruments that Do Not Qualify for Hedge Accounting: KeySpan subsidiaries also have employed a limited number of financial derivatives that do not qualify for hedge accounting treatment under SFAS 133. In September 2004, we purchased a series of call options on the spread between the price of heating oil and the price of natural gas. The options cover the period September 2004 through February 2005 and further complement our hedging strategy noted above regarding sales to certain large-volume customers. As stated, we sell gas to certain large-volume customers at prices established monthly within a specified range expressed as a percentage of prevailing alternate fuel oil prices. Utility tariffs, however, establish an upper limit on the price KeySpan can charge for the sale of natural gas to these customers. These options are intended to limit KeySpan's exposure to heating oil price spikes. These options do not qualify for hedge accounting treatment under SFAS
133. We recorded a $0.6 million charge in other income and deductions on the Consolidated Statement of Income to reflect the change in the market value associated with this derivative instrument.

Firm Gas Sales Derivative Instruments - Regulated Utilities: We use derivative financial instruments to reduce the cash flow variability associated with the purchase price for a portion of future natural gas purchases associated with our Gas Distribution operations. Our strategy is to minimize fluctuations in firm gas sales prices to our regulated firm gas sales customers in our New York and New England service territories. The accounting for these derivative instruments is subject to SFAS 71. Therefore, changes in the fair value of these derivatives have been recorded as a regulatory asset or regulatory liability on the Consolidated Balance Sheet. Gains or losses on the settlement of these contracts are initially deferred and then refunded to or collected from our firm gas sales customers consistent with regulatory requirements. At September 30, 2004, these derivatives had a fair market value of $87.1 million and are reflected as a regulatory liability on the Consolidated Balance Sheet.

Physically-Settled Commodity Derivative Instruments: SFAS 133 establishes criteria that must be satisfied in order for option contracts, forward contracts with optionality features, or contracts that combine a forward contract and a purchase option contract to be exempted as normal purchases and sales. Based upon a continuing review of our physical gas contracts, we determined that certain contracts for the physical purchase of natural gas associated with our regulated gas utilities are not exempt as normal purchases from the requirements of SFAS 133. Since these contracts are for the purchase of natural gas sold to regulated firm gas sales customers, the accounting for these contracts is subject to SFAS 71. Therefore, changes in the market value of these contracts have been recorded as a regulatory asset or regulatory liability on the Consolidated Balance Sheet. At September 30, 2004, these derivatives had a fair market value of $3.7 million and are reflected as a regulatory liability on the Consolidated Balance Sheet.

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

On April 7, 2004 we terminated these swap agreements and received $1.2 million from our swap counterparties, of which $0.7 million represented accrued swap interest. The difference between the termination settlement amount and the amount of accrued interest, $0.5 million, was being recorded as a reduction to interest expense over the remaining life of the bonds. In August 2004, we redeemed these bonds and recorded the remaining benefit.

KeySpan has a leveraged lease financing arrangement associated with the Ravenswood Expansion. In May 2004, the facility was acquired by a lessor from our subsidiary, KeySpan Ravenswood, LLC, and simultaneously leased back to that subsidiary. In connection with this sale/leaseback transaction, KeySpan utilized a $275 million treasury lock (at 4.2%) to hedge the 10-year US Treasury component of the underlying notes issued by the lessor to purchase the facility. The treasury lock was in effect for a five-week period during which time the 10-year US Treasury increased 70 basis points. KeySpan did not designate this derivative instrument as a hedge for accounting purposes. The treasury lock settled in May 2004 and KeySpan received cash proceeds of $12.6 million which was recorded in other income and (deductions) in the Consolidated Statement of Income. (See Note 6. "Financial Guarantees and Contingencies" for additional information regarding the sale/leaseback transaction.)

Weather Derivatives: The utility tariffs associated with KEDNE's operations do not contain weather normalization adjustments. As a result, fluctuations from normal weather may have a significant positive or negative effect on the results of these operations.

In September 2004, we entered into heating-degree day put options to mitigate the effect of fluctuations from normal weather on KEDNE's financial position and cash flows for the 2004/2005 winter heating season - November 2004 through March 2005. These put options will pay KeySpan $40,000 per heating degree day when the actual temperature is below 4,140 heating degree days, or approximately 5% warmer than normal, based on the most recent 20-year average for normal weather. The maximum amount KeySpan may receive on these purchased put options is $16 million. The net premium cost for these options was $1.6 million. Unlike previous years (see below) if weather is colder than normal KeySpan will have no financial obligation. We account for these derivatives pursuant to the requirements of EITF 99-2, "Accounting for Weather Derivatives." In this regard, such instruments are accounted for using the "intrinsic value method" as set forth in such guidance.

In October 2003, KEDNE entered into heating-degree day call and put options for the 2003/2004 winter heating season - November 2003 through March 2004. With respect to sold call options, KeySpan was required to make a payment of $27,500 per heating degree day to its counterparties when actual weather experienced during this time frame was above 4,440 heating degree days, which equates to approximately 2% colder than normal weather, based on the then most recent 20-year average for normal weather. The maximum amount KeySpan was required to pay on its sold call options was $5.5 million. With respect to purchased put options, KeySpan would have received a $27,500 per heating degree day payment from its counterparties when actual weather was below 4,266 heating degree days, or approximately 2% warmer than normal. The maximum amount KeySpan would have received on its purchased put options was $11 million. The net premium cost for these options was $0.4 million. During the first quarter of 2004, weather, as measured in heating degree-days, was 9.4% colder than normal and, as a result $4.1 million was recorded as a reduction to revenues.

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

5. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") 106-2 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." This guidance supersedes FSP 106-1 issued in January 2004 and clarifies the accounting and disclosure requirements for employers with postretirement benefit plans that have been or will be affected by the passage of the Medicare Prescription Drug Improvement and Modernization Act of 2003 ("the Act"). The Act introduces two new features to Medicare that an employer needs to consider in measuring its obligation and net periodic postretirement benefit costs. The effective date for the new requirements is the first interim or annual period beginning after June 15, 2004.

KeySpan's retiree health benefit plan currently includes a prescription drug benefit that is provided to retired employees. KeySpan implemented the requirements of FSP 106-2 in September 2004 and determined that the savings associated with the Act will reduce KeySpan's retiree health care costs by approximately $10 million in 2004. However, KEDLI and Boston Gas Company are subject to certain deferral accounting requirements mandated by the New York State Public Service Commission ("NYPSC") and the Massachusetts Department of Telecommunications and Energy ("MA DTE"), respectively for pension costs and other postretirement benefit costs. Further, in accordance with our service agreements with LIPA, variations between pension costs and other postretirement benefit costs incurred by KeySpan compared to those costs recovered through rates charged to LIPA are deferred subject to recovery from or refund to LIPA. As a result of these various requirements, KeySpan estimates that approximately $7 million of savings attributable to the implementation of FSP 106-2 and the
Act will be deferred and used to offset increases in overall pension and postretirement benefit costs, with the remaining approximately $3 million available to KeySpan. Therefore, in September 2004, KeySpan recorded approximately $2.2 million as a reduction to its health care costs representing nine months of the benefit. The implementation of FSP 106-2 and the Act had no impact on KeySpan's cash flow.

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

The initial term of the Master Lease expired on June 20, 2004 and was extended until June 20, 2009 pursuant to the terms of the Master Lease. On all future semi-annual payment dates, we have the option to: (i) either purchase the facility for the original acquisition cost of $425 million, plus the present value of the lease payments that would otherwise have been paid through June 2009; or (ii) terminate the Master Lease and dispose of the facility. In June 2009, when the Master Lease terminates, we may purchase the facility in an amount equal to the original acquisition cost, subject to adjustment, or surrender the facility to the lessor. If we elect not to purchase the property, the Ravenswood Facility will be sold by the lessor. We have guaranteed to the lessor 84% of the residual value of the original cost of the property.

We have classified the Master Lease as $412.3 million of long-term debt on the Consolidated Balance Sheet based on our current status as primary beneficiary. Further, we have an asset on the Consolidated Balance Sheet for an amount substantially equal to the fair market value of the leased assets at the inception of the lease, less depreciation since that date, or approximately $380 million. Under the terms of our two credit facilities, the Master Lease is considered debt in the ratio of debt-to-total capitalization. If our subsidiary that leases the Ravenswood Facility were not able to fulfill its payment obligations with respect to the Master Lease payments, then the maximum amount KeySpan would be exposed to under its current guarantees would be $425 million, plus the present value of the remaining lease payments through June 20, 2009.

Sale/leaseback Transaction: KeySpan also has a leveraged lease financing arrangement associated with the Ravenswood Expansion. In May 2004, the unit was acquired by a lessor from our subsidiary, KeySpan Ravenswood, LLC, and simultaneously leased back to that subsidiary. All the obligations of KeySpan Ravenswood, LLC have been unconditionally guaranteed by KeySpan. This lease transaction generated cash proceeds of $385 million, before transaction costs, which approximates the fair market value of the facility, as determined by a third-party appraiser. This lease transaction qualifies as an operating lease under SFAS 98 "Accounting for Leases: Sale/Leaseback Transactions Involving Real Estate; Sales-Type Leases of Real Estate; Definition of the Lease Term; an Initial Direct Costs of Direct Financing Leases, an amendment of FASB Statements No.13, 66, 91 and a rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11." The lease has an initial term of 36 years and the yearly operating lease expense is approximately $17 million per year. Lease payments will fluctuate from year to year, but are substantially paid over the first 16 years.

Asset Retirement Obligations: In 2003, KeySpan adopted SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 required us to record a liability and corresponding asset representing the present value of legal obligations associated with the retirement of tangible, long-lived assets that existed at the inception of the obligation. At the time of implementation, KeySpan recorded an asset retirement obligation related to its investment in Houston Exploration and its other gas exploration and production subsidiaries. Since Houston
Exploration's operations have been deconsolidated, Houston Exploration's liability is no longer reflected on KeySpan's Consolidated Balance Sheet. The remaining asset retirement obligation is related to our investment in Seneca-Upshur and was approximately $6.6 million at September 30, 2004.

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

We have identified 28 of these sites as being associated with the historical operations of KEDNY. One site has been fully remediated. The remaining 27 sites will be investigated and, if necessary, remediated under the terms and conditions of Administrative Orders on Consent ("ACO"), Voluntary Cleanup Agreements ("VCA") or Brownfield Cleanup Agreements ("BCA"). Expenditures incurred to date by us with respect to KEDNY MGP-related activities total $46.9 million.

We have identified 15 of these sites as being associated with the historical operations of KEDLI. Expenditures incurred to date by us with respect to KEDLI MGP-related activities total $39.4 million. One site has been fully investigated and requires no further action. The remaining sites will be investigated and, if necessary, remediated under the conditions of ACOs, VCAs or BCAs.

We presently estimate the remaining cost of our KEDNY and KEDLI MGP-related environmental remediation activities will be $210.7 million, which amount has been accrued by us as a reasonable estimate of probable cost for known sites. Expenditures incurred to date by us with respect to these MGP-related activities total $86.3 million.

With respect to remediation costs, the KEDNY and KEDLI rate plans generally provide for the recovery from customers of investigation and remediation costs. At September 30, 2004, we have reflected a regulatory asset of $232.4 million for our KEDNY/KEDLI MGP sites. In accordance with NYPSC policy, KeySpan records a reduction to regulatory liabilities as costs are incurred for environmental clean-up activities. At September 30, 2004, these previously deferred regulatory liabilities totaled $43.2 million. In October 2003, KEDNY and KEDLI filed a joint petition with the NYPSC, which is still pending, seeking rate treatment for additional environmental costs that may be incurred in the future.

We are also responsible for environmental obligations associated with the Ravenswood facility, purchased from Consolidated Edison in 1999, including remediation activities associated with its historical operations and those of the MGP facilities that formerly operated at the site. We are not responsible for liabilities arising from disposal of waste at off-site locations prior to the acquisition closing and any monetary fines arising from Consolidated Edison's pre-closing conduct. We presently estimate the remaining environmental clean up activities for this site will be $3.1 million, which amount has been accrued by us. Expenditures incurred to date total $1.9 million.

New England Sites: Within the Commonwealth of Massachusetts and the State of New Hampshire, we are aware of 76 former MGP sites and related facilities within the existing or former service territories of KEDNE.

Boston Gas Company, Colonial Gas Company and Essex Gas Company may have or share responsibility under applicable environmental laws for the remediation of 66 of these sites. A subsidiary of National Grid USA ("National Grid"), formerly New England Electric System, has assumed responsibility for remediating 11 of these sites, subject to a limited contribution from Boston Gas Company, and has provided full indemnification to Boston Gas Company with respect to eight other sites. In addition, Boston Gas Company, Colonial Gas Company, and Essex Gas Company have each assumed responsibility for remediating three sites. At this time, it is uncertain as to whether Boston Gas Company, Colonial Gas Company or Essex Gas Company have or share responsibility for remediating any of the other sites. No notice of responsibility has been issued to us for any of these sites from any governmental environmental authority.

We presently estimate the remaining cost of these Massachusetts KEDNE MGP-related environmental cleanup activities will be $21.1 million, which amount has been accrued by us as a reasonable estimate of probable cost for known sites. Expenditures incurred by KeySpan with respect to these MGP-related activities total $16.5 million.

In September 2004, Boston Gas Company reached an agreement with an insurance carrier for recovery of a portion of previously incurred environmental expenditures. Under a previously issued MA DTE rate order, insurance and third-party recoveries, after deducting legal fees, are shared between Boston Gas and its firm gas customers. As a result of this agreement, in September 2004 Boston Gas Company recorded a $5 million benefit to operations and maintenance expense.

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

We presently estimate the remaining cost of EnergyNorth MGP-related environmental cleanup activities will be $12.5 million, which amount has been accrued by us as a reasonable estimate of probable cost for known sites. Expenditures incurred by KeySpan, with respect to these MGP-related activities total $9.0 million.

By rate orders, the MA DTE and the New Hampshire Public Utility Commission ("NHPUC") provide for the recovery of site investigation and remediation costs and, accordingly, at September 30, 2004, we have reflected a regulatory asset of $49.6 million for the KEDNE MGP sites. Colonial Gas Company and Essex Gas Company are not subject to the provisions of SFAS 71 and therefore have recorded no regulatory asset. However, rate plans currently in effect for these subsidiaries provide for the recovery of investigation and remediation costs.

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

We presently estimate the remaining cost of our environmental cleanup activities for the three non-utility sites will be approximately $22.0 million, which amount has been accrued by us as a reasonable estimate of probable costs for known sites. Expenditures incurred by KeySpan with respect to these sites total $10.8 million.

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

Financial Guarantees

KeySpan has issued financial guarantees in the normal course of business, on behalf of its subsidiaries, to various third-party creditors. At September 30, 2004, the following amounts would have to be paid by KeySpan in the event of non-payment by the primary obligor at the time payment is due:

-----------------------------------------------------------------------------------------------------------------
                                                                               Amount of
Nature of Guarantee (In Thousands of Dollars)                                   Exposure      Expiration Dates
-----------------------------------------------------------------------------------------------------------------
Medium-Term Notes - KEDLI                                 (i)                 $   525,000        2008-2010
Industrial Development Revenue Bonds                      (ii)                    128,000          2027
Ravenswood - Master Lease                                 (iii)                   425,000          2019
Ravenswood - Sale/leaseback                               (iv)                    385,000          2040
Surety Bonds                                              (v)                     269,000        Revolving
Commodity Guarantees and Other                            (vi)                     77,000          2005
Letters of Credit                                         (vii)                    74,000          2005
-----------------------------------------------------------------------------------------------------------------
                                                                              $ 1,883,000
-----------------------------------------------------------------------------------------------------------------


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

(iii)KeySpan has guaranteed all payment and performance obligations of KeySpan Ravenswood, LLC, the lessee under the Master Lease. The initial term of the Master Lease expired on June 20, 2004 and was extended until June 20, 2009. The Master Lease is classified as $412.3 million long-term debt on the Consolidated Balance Sheet.

(iv) KeySpan has guaranteed all payment and performance obligations of KeySpan Ravenswood, LLC, the lessee under the sale/leaseback transaction associated with the 250 MW Ravenswood Expansion. The initial term of the lease is for 36 years. As noted previously, this lease qualifies as an operating lease and is therefore not reflected on the Consolidated Balance Sheet.

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

(vi) KeySpan has guaranteed commodity-related payments for certain of its subsidiaries. These guarantees are provided to third-parties to facilitate physical and financial transactions involved in the purchase of natural gas, oil and other petroleum products for electric production and marketing activities. The guarantees cover actual purchases by these subsidiaries that are still outstanding as of September 30, 2004.

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

Other Contingencies: We derive a substantial portion of our revenues in our Electric Services segment from a series of agreements with LIPA pursuant to which we manage LIPA's transmission and distribution system and supply the majority of LIPA's customers' electricity needs. The agreements terminate at various dates between May 29, 2006 and May 28, 2013, and at this time we can provide no assurance that any of the agreements will be renewed or extended, or if they were to be renewed or extended, the terms and conditions thereof. In addition, given the complexity of these agreements, disputes arise from time to time between KeySpan and LIPA concerning the rights and obligations of each party to make and receive payments as required pursuant to the terms of these agreements. As a result, KeySpan is unable to determine what effect, if any, the ultimate resolution of these disputes will have on its financial condition, results of operations or cash flows.

In addition, LIPA is in the process of performing a long-term strategic review initiative regarding its future direction. It has engaged a team of advisors and consultants and is conducting public hearings to develop recommendations to be submitted to the LIPA Trustees by year-end. Some of the strategic options that LIPA is considering include whether LIPA should continue its operations as they presently exist, fully municipalize or privatize, sell some, but not all of their assets and become a regulator of rates and services, or merge with one or more utilities. In the near term, LIPA must make a determination by May 2005 as to whether they will exercise its option to purchase our Long Island generating plants pursuant to the terms of the Generation Purchase Rights Agreement. Until LIPA makes a determination on its future direction, we are unable to determine what the outcome of this strategic review will have on our financial condition, results of operations or cash flows. Any action that may be taken will have to take into consideration the long-term nature of our existing contracts.

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

------------------------------------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended September 30,    Nine Months Ended September 30,
(In Thousands of Dollars, Except Per Share Amounts)                  2004             2003                2004              2003
-----------------------------------------------------------------------------------------------------------------------------------
Earnings available for common stock:                            $ (117,139)         $ 11,124           $ 258,375         $ 245,529
As reported
     Add: recorded stock-based compensation expense, net of tax      1,363               868               4,156             3,132
     Deduct: total stock-based compensation expense, net of tax     (1,935)           (2,707)             (6,894)           (9,043)
-----------------------------------------------------------------------------------------------------------------------------------
Pro-forma earnings                                              $ (117,711)          $ 9,285           $ 255,637         $ 239,618
-----------------------------------------------------------------------------------------------------------------------------------
Earnings per share:
     Basic - as reported                                           $ (0.73)           $ 0.07              $ 1.61            $ 1.56
     Basic - pro-forma                                             $ (0.73)           $ 0.06              $ 1.60            $ 1.52

     Diluted - as reported                                         $ (0.73)           $ 0.07              $ 1.60            $ 1.55
     Diluted - pro-forma                                           $ (0.73)           $ 0.06              $ 1.59            $ 1.51
-----------------------------------------------------------------------------------------------------------------------------------

8. POSTRETIREMENT BENEFITS

Pension Plans: The following information represents the consolidated net periodic pension cost for the nine months ended September 30, 2004 and 2003 for our noncontributory defined benefit pension plans which cover substantially all employees. Benefits are based on years of service and compensation. Funding for pensions is in accordance with requirements of federal law and regulations. KEDLI and Boston Gas Company are subject to certain deferral accounting requirements mandated by the NYPSC and MA DTE, respectively for pension costs and other postretirement benefit costs. Further, KeySpan's electric subsidiaries are subject to certain "true-up" provisions in accordance with the LIPA service agreements.

The calculation of net periodic pension cost is as follows:

----------------------------------------------------------------------------------------------------------------------
                                                                             Nine Months Ended September 30,
(In Thousands of Dollars)                                                  2004                          2003
----------------------------------------------------------------------------------------------------------------------
Service cost, benefits earned during the period                       $   39,681                    $   35,648
Interest cost on projected benefit obligation                            108,181                       103,703
Expected return on plan assets                                          (118,700)                      (97,917)
Net amortization and deferral                                             47,480                        50,212
----------------------------------------------------------------------------------------------------------------------
Total pension cost                                                    $   76,642                    $   91,646
----------------------------------------------------------------------------------------------------------------------


Other Postretirement Benefits: The following information represents the consolidated net periodic other postretirement benefit cost for the nine months ended September 30, 2004 and 2003 for our noncontributory defined benefit plans covering certain health care and life insurance benefits for retired employees. We have been funding a portion of future benefits over employees' active service lives through Voluntary Employee Beneficiary Association ("VEBA") trusts. Contributions to VEBA trusts are tax deductible, subject to limitations contained in the Internal Revenue Code.

Net periodic other postretirement benefit cost included the following components:

----------------------------------------------------------------------------------------------------------------
                                                                              Nine Months Ended September 30,
(In Thousands of Dollars)                                                     2004                        2003
----------------------------------------------------------------------------------------------------------------
Service cost, benefits earned during the period                            $ 15,090                    $ 14,119
Interest cost on accumulated
   postretirement benefit obligation                                         55,508                      52,352
Expected return on plan assets                                              (25,419)                    (20,648)
Net amortization and deferral                                                35,097                      26,861
----------------------------------------------------------------------------------------------------------------
Other postretirement cost                                                  $ 80,276                    $ 72,685
----------------------------------------------------------------------------------------------------------------


In 2004, KeySpan is expected to contribute approximately $102 million to its pension plans and approximately $40 million to its other postretirement benefit plans. For the nine months ended September 30, 2004, $130 million has been contributed. These estimated contribution levels are subject to change based on future market returns, interest rates and certain other measurements. Actual contributions, therefore, may vary from these levels.

9. LONG-TERM DEBT and COMMERCIAL PAPER

In August 2004, KeySpan redeemed approximately $758 million of outstanding debt. The table below indicates the various series of debt redeemed and the associated KeySpan subsidiary:

----------------------------------------------------------------------------------------------------------------------------------
KeySpan Subsidiary                             Series                               Due Date                      Amount ($000)
----------------------------------------------------------------------------------------------------------------------------------
KeySpan Corporation                      7.25% Medium Term Notes                 November 2005                     $ 700,000
EnergyNorth Natural Gas                  9.70% Series B                         September 2019                         7,000
EnergyNorth Natural Gas                  9.75% Series C                         September 2020                        10,000
EnergyNorth Natural Gas                  8.44% Series D                           January 2009                         1,667
EnergyNorth Natural Gas                  7.40% Series E                         September 2027                        21,285
Essex Gas Company                       10.10% Series 1990                       December 2020                         8,000
Essex Gas Company                        7.28% Series 1996                       December 2016                        10,000
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   $ 757,952
----------------------------------------------------------------------------------------------------------------------------------


KeySpan incurred $54.5 million in call premiums associated with these redemptions, of which $45.9 was expensed and recorded in other income and deductions on the Consolidated Statement of Income. The remaining amount of the call premiums have been deferred for future recovery. Further, KeySpan wrote-off $8.2 million of previously deferred financing costs which have been reflected in interest expense on the Consolidated Statement of Income. The total after-tax expense of the debt redemption was $29.3 million or $0.18 per share.

Also during the third quarter of 2004, KEDNY retired a portion, $8.0 million, of its outstanding Gas Facilities Revenue Bonds. The funds used to retire this debt were drawn from a special deposit defeasance trust previously established by KEDNY. Approximately $640 million of Gas Facilities Revenue Bonds remain outstanding.

At September 30, 2004, KeySpan had $460 million of MEDS Equity Units outstanding at 8.75% consisting of a three-year forward purchase contract for our common stock and a six-year note. The purchase contract commits us, in May 2005, three years after the date of issuance of the MEDS Equity Units, to issue and the investors to purchase, a number of shares of our common stock based on a formula tied to the market price of our common stock at that time. The 8.75% coupon is composed of interest payments on the six-year note of 4.9% and premium payments on the three-year equity forward contract of 3.85%. These instruments have been recorded as long-term debt on the Consolidated Balance Sheet. Further, upon issuance of the MEDS Equity Units, we recorded a direct charge to retained earnings of $49.1 million, which represents the present value of the forward contract's premium payments.

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

10. GAS EXPLORATION and PRODUCTION PROPERTY - DEPLETION

As described in Note 2 "Business Segments," KeySpan's investments in gas exploration and production activities consists of its approximate 23.5% ownership interest in Houston Exploration, as well as KeySpan's wholly-owned subsidiary KeySpan Exploration and Production, which is engaged in a joint drilling program with Houston Exploration. Further, KeySpan's investments in these activities also includes its wholly-owned subsidiary Seneca-Upshur. These assets are accounted for under the full cost method of accounting. Under the full cost method, costs of acquisition, exploration and development of natural gas and oil reserves plus asset retirement obligations are capitalized into a "full cost pool" as incurred. Unproved properties and related costs are excluded from the depletion and amortization base until a determination as to the existence of proved reserves. Properties are depleted and charged to operations using the unit of production method.

To the extent that such capitalized costs (net of accumulated depletion) less deferred taxes exceed the present value (using a 10% discount rate) of estimated future net cash flows from proved natural gas and oil reserves and the lower of cost or fair value of unproved properties, less deferred taxes, such excess costs are charged to operations, but would not have an impact on cash flows. Once incurred, such impairment of gas properties is not reversible at a later date even if gas prices increase. The ceiling test is calculated using natural gas and oil prices in effect as of the balance sheet date, adjusted for outstanding derivative instruments, held flat over the life of the reserves.

As a result of the stock transaction previously mentioned, KeySpan now accounts for its investment in Houston Exploration on the equity method, i.e. Houston Exploration's operations are not consolidated with KeySpan's other subsidiaries. Therefore, we are now required to calculate the ceiling test on KeySpan Exploration and Production's and Seneca-Uphsur's assets independently of Houston Exploration's assets. Based on a report furnished by an independent reservoir engineer during the second quarter of 2004, it was determined that the remaining proved undeveloped oil reserves held in the joint venture required a substantial investment in order to develop. Therefore, KeySpan and Houston Exploration elected not to develop these oil reserves. As a result, in the second quarter of 2004, we recorded a $48.2 million non-cash impairment charge to write down our wholly-owned gas exploration and production subsidiaries' assets. This charge was recorded in depreciation, depletion and amortization on the Consolidated Statement of Income.

11. PREFERRED STOCK

In July 2004, KeySpan redeemed 83,268 shares of preferred stock 6.00% Series A par value $100 that were previously issued in a private placement. KeySpan redeemed these shares at a 2% premium and incurred a cash expenditure of $8.5 million.


12. GOODWILL IMPAIRMENT

In connection with the preparation of third quarter financial statements, KeySpan conducted an evaluation of the carrying value of goodwill recorded in its Energy Services segment. As noted in prior SEC filings, KeySpan records goodwill on purchased transactions, representing the excess of acquisition cost over the fair value of net assets acquired. As prescribed in SFAS 142 "Goodwill and Other Intangible Assets", KeySpan is required to compare the fair value of a reporting unit to its carrying amount, including goodwill. This evaluation is required to be performed at least annually, unless facts and circumstances indicate that the evaluation should be performed at an interim period during the year. Prior to this evaluation, the recorded goodwill for the Energy Services segment, as a result of prior acquisitions, was approximately $173 million.

As a result of an extremely competitive market and sluggish economic conditions within the construction industry in the Northeastern United States, the Energy Services segment has experienced significantly lower operating profits and cash flows than originally projected. As previously reported, management has been reviewing the operating performance of this segment. At a meeting held on November 2, 2004, KeySpan's Board of Directors authorized management to begin the process of disposing of a significant portion of its ownership interests in certain companies within the Energy Services segment - specifically those companies engaged in mechanical contracting activities. For the nine months ended September 30, 2004, the mechanical contracting activities contributed approximately 60% of the revenues recorded in the Energy Services segment.

Based upon the results through September 30, 2004 experienced by the Energy Services segment and management's opinion that it was likely that a significant portion of the Energy Services segment will be sold in the coming months, management concluded that KeySpan was required under paragraph 28 of SFAS 142, to evaluate the goodwill recorded for the entire Energy Services segment in connection with the preparation and review of its financial statements for the quarter.

As a result of this interim evaluation, KeySpan recorded a non-cash goodwill impairment charge of $122.2 million ($90.4 million after tax, or $0.56 per share) in the third quarter of 2004. KeySpan employed a combination of two methodologies in determining the estimated fair value for its investment in the Energy Services segment, a market valuation approach and an income valuation approach. Under the market valuation approach, KeySpan utilized a range of near-term potential realizable values for the mechanical contracting businesses. Under the income valuation approach, the fair value was obtained by discounting the sum of (i) the expected future cash flows and (ii) the terminal value. KeySpan utilized certain significant assumptions in this valuation, specifically the weighted-average cost of capital, short and long-term growth rates and expected future cash flows. Therefore, the significant assumptions used in this interim evaluation may change in future evaluations. Approximately $50 million of goodwill remains in this segment.

In addition, we will continue to evaluate the fair value of the mechanical contracting companies in relation to potential disposition alternatives. As a result of this evaluation we may also be required to write-down the carrying value of the mechanical contracting companies in the near term in an amount that can not currently be determined.

At this point in time, we are unable to predict if any additional impairment charges may be required for this segment, the timing of any such charges, the impact any such charges would have on our financial position and results of operations or the timing of any sales of our ownership interest in certain companies operating in this segment.

13. KEYSPAN GAS EAST CORPORATION SUMMARY FINANCIAL INFORMATION

KEDLI is a wholly-owned subsidiary of KeySpan. KEDLI was formed on May 7, 1998 and on May 28, 1998 acquired substantially all of the assets related to the gas distribution business of LILCO. KEDLI established a program for the issuance, from time to time, of up to $600 million aggregate principal amount of Medium-Term Notes, which are fully and unconditionally guaranteed by the parent, KeySpan Corporation. On February 1, 2000, KEDLI issued $400 million of 7.875% Medium-Term Notes due 2010. In January 2001, KEDLI issued an additional $125 million of Medium-Term Notes at 6.9% due January 2008. The following condensed financial statements are required to be disclosed by SEC regulations and set forth those of KEDLI, KeySpan Corporation as guarantor of the Medium-Term Notes and our other subsidiaries on a combined basis.

------------------------------------------------------------------------------------------------------------------------------------
                 Statement of Income
------------------------------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended September 30, 2004
                                                                                    Other
(In Thousands of Dollars)                       Guarantor          KEDLI         Subsidiaries       Eliminations      Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Revenues                                       $      152        $ 114,252            936,182           $   (152)       $1,050,434
                                         ------------------------------------------------------------------------------------------
Operating Expenses
  Purchased gas                                         -           49,994            136,625                  -           186,619
  Fuel and purchased power                              -                -            176,028                  -           176,028
  Operations and maintenance                        2,102           29,893            402,879                  -           434,874
  Intercompany expense                                  -            1,341             (1,341)                 -                 -
  Depreciation and amortization                         -           13,799             79,621                  -            93,420
  Goodwill impairment charge                            -                -            122,229                  -           122,229
  Operating taxes                                       -           15,538             73,987                               89,525
                                         ------------------------------------------------------------------------------------------
Total Operating Expenses                            2,102          110,565            990,028                  -         1,102,695
                                         ------------------------------------------------------------------------------------------
Income from equity investments                          -                -             16,213                  -            16,213
                                         ------------------------------------------------------------------------------------------
Operating Income (Loss)                            (1,950)           3,687            (37,633)              (152)          (36,048)
                                         ------------------------------------------------------------------------------------------

Interest charges                                  (54,203)         (16,306)           (67,495)            49,696           (88,308)
Other income and (deductions)                     (88,066)             192              9,326             36,815           (41,733)
                                         ------------------------------------------------------------------------------------------
Total Other Income and (Deductions)              (142,269)         (16,114)           (58,169)            86,511          (130,041)
                                         ------------------------------------------------------------------------------------------

Income Taxes (Benefit)                            (30,432)          (2,626)           (17,252)                 -           (50,310)

                                         ------------------------------------------------------------------------------------------
Net Income                                     $ (113,787)       $  (9,801)         $ (78,550)          $ 86,359        $ (115,779)
                                         ==========================================================================================

-----------------------------------------------------------------------------------------------------------------------------------
                 Statement of Income
-----------------------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended September 30, 2003
                                                                                   Other
(In Thousands of Dollars)                   Guarantor         KEDLI             Subsidiaries      Eliminations      Consolidated
---------------------------------------------------------------------------------------------------------------------------------
Revenues                                      $   185        $ 99,170            $ 1,032,644         $    (185)      $ 1,131,814
                                       ------------------------------------------------------------------------------------------
Operating Expenses
  Purchased gas                                                37,038                136,078                             172,452
  Fuel and purchased power                                                           132,649                             133,313
  Operations and maintenance                    6,742          33,457                467,182                             507,381
  Intercompany expense                          5,142             310                   (310)           (5,142)
  Depreciation and amortization                   (13)         13,519                122,150                             135,656
  Operating taxes                               1,824          16,557                 73,409                              91,790
                                       ------------------------------------------------------------------------------------------
Total Operating Expenses                       13,695         100,881                931,158            (5,142)        1,040,592
                                       ------------------------------------------------------------------------------------------

Gain on sale of property                            -          13,974                      -                 -            13,974
Income from Equity Investments                      -               -                  2,727                 -             2,727
                                       ------------------------------------------------------------------------------------------
Operating Income (Loss)                       (13,510)         12,263                104,213             4,957           107,923
                                       ------------------------------------------------------------------------------------------

Interest charges                              (54,233)        (15,661)               (54,205)           45,733           (78,366)
Other income and (deductions)                  67,923           2,838                (11,939)          (68,391)           (9,569)
                                       ------------------------------------------------------------------------------------------
Total Other Income and (Deductions)            13,690         (12,823)               (66,144)          (22,658)          (87,935)
                                       ------------------------------------------------------------------------------------------


Income Taxes (Benefit)                        (12,574)          1,223                 18,754                 -             7,403

                                       ------------------------------------------------------------------------------------------
Net Income (Loss)                             $12,754        $ (1,783)           $    19,315         $ (17,701)      $    12,585
                                       ==========================================================================================

-----------------------------------------------------------------------------------------------------------------------------------
                 Statement of Income
-----------------------------------------------------------------------------------------------------------------------------------
                                                                  Nine Months Ended September 30, 2004
                                                                                   Other
(In Thousands of Dollars)                   Guarantor         KEDLI             Subsidiaries      Eliminations      Consolidated
---------------------------------------------------------------------------------------------------------------------------------
Revenues                                     $    465       $ 766,709            $ 4,245,069        $     (465)      $ 5,011,778
                                       ------------------------------------------------------------------------------------------
Operating Expenses
  Purchased gas                                     -         437,990              1,338,332                 -         1,776,322
  Fuel and purchased power                          -               -                407,987                 -           407,987
  Operations and maintenance                   (2,959)         96,833              1,310,961                 -         1,404,835
  Intercompany expense                              -           4,129                 (4,129)                -                 -
  Depreciation and amortization                     -          62,048                392,689                 -           454,737
  Goodwill impairment charge                                        -                122,229                 -           122,229
  Operating taxes                                   -          47,814                254,329                 -           302,143
                                       ------------------------------------------------------------------------------------------
Total Operating Expenses                       (2,959)        648,814              3,822,398                 -         4,468,253
                                       ------------------------------------------------------------------------------------------

Income from Equity Investments                      -               -                 30,342                 -            30,342
                                       ------------------------------------------------------------------------------------------
Operating Income (Loss)                         3,424         117,895                453,013              (465)          573,867
                                       ------------------------------------------------------------------------------------------

Interest charges                             (160,968)        (47,000)              (208,458)          155,578          (260,848)
Other income and (deductions)                 386,109             724                187,397          (457,809)          116,421
                                       ------------------------------------------------------------------------------------------
Total Other Income and (Deductions)           225,141         (46,276)               (21,061)         (302,231)         (144,427)
                                       ------------------------------------------------------------------------------------------

Income Taxes (Benefit)                        (40,067)         22,428                184,424                 -           166,785

                                       ------------------------------------------------------------------------------------------
Net Income (Loss)                            $268,632       $  49,191            $   247,528        $ (302,696)      $   262,655
                                       ==========================================================================================

------------------------------------------------------------------------------------------------------------------------------------
                           Statement of Income
------------------------------------------------------------------------------------------------------------------------------------
                                                                     Nine Months Ended September 30, 2003
                                                                                     Other
(In Thousands of Dollars)                           Guarantor       KEDLI         Subsidiaries        Eliminations      Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                            $     362     $ 754,855         $ 4,297,636        $     (362)      $ 5,052,491
                                               -------------------------------------------------------------------------------------
Operating Expenses
  Purchased gas                                             -       414,658           1,378,259                 -         1,792,917
  Fuel and purchased power                                  -             -             333,311                 -           333,311
  Operations and maintenance                            8,577       104,437           1,402,192                 -         1,515,206
  Intercompany expense                                  5,207         2,227              (2,227)           (5,207)                -
  Depreciation and amortization                           (53)       58,503             364,467                 -           422,917
  Operating taxes                                           -        57,516             254,238                 -           311,754
                                               -------------------------------------------------------------------------------------
Total Operating Expenses                               13,731       637,341           3,730,240            (5,207)        4,376,105
                                               -------------------------------------------------------------------------------------

Gain on sale of property                                    -        13,974                   -                 -            13,974
Income from Equity Investments                            108             -              12,378                 -            12,486
                                               -------------------------------------------------------------------------------------
Operating Income (Loss)                               (13,261)      131,488             579,774             4,845           702,846
                                               -------------------------------------------------------------------------------------

Interest charges                                     (154,113)      (46,771)           (163,224)          137,605          (226,503)
Other income and (deductions)                         395,934        (6,188)            (53,383)         (397,254)          (60,891)
                                               -------------------------------------------------------------------------------------
Total Other Income and (Deductions)                   241,821       (52,959)           (216,607)         (259,649)         (287,394)
                                               -------------------------------------------------------------------------------------

Income Taxes (Benefit)                                (21,521)       30,756             156,479                 -           165,714
                                               -------------------------------------------------------------------------------------
Earnings before Change in Accounting
  Principle                                           250,081        47,773             206,688          (254,804)          249,738
Cummulative Effect of Change in Accounting
  Principle                                                 -             -                 174                 -               174

                                               -------------------------------------------------------------------------------------
Net Income (Loss)                                   $ 250,081     $  47,773         $   206,862        $ (254,804)      $   249,912
                                               =====================================================================================

------------------------------------------------------------------------------------------------------------------------------------
Balance Sheet
------------------------------------------------------------------------------------------------------------------------------------
                                                                             September 30, 2004
                                                                                    Other
                                                 Guarantor          KEDLI        Subsidiaries       Eliminations       Consolidated
                                          ------------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash and temporary cash investments         $    74,262     $     2,032        $    285,003       $          -      $    361,297
   Accounts receivable, net                          8,320         100,856             617,435                  -           726,611
   Other current assets                              3,742         165,305             824,107                  -           993,154
                                          ------------------------------------------------------------------------------------------
                                                    86,324         268,193           1,726,545                  -         2,081,062
                                          ------------------------------------------------------------------------------------------

Investments                                      4,686,201           2,035             420,740         (4,592,372)          516,604
                                          ------------------------------------------------------------------------------------------
Property
   Gas                                                           1,968,793           4,821,354                  -         6,790,147
   Other                                                                 -           2,972,106                  -         2,972,106
   Accumulated depreciation and depletion                         (328,711)         (2,484,381)                 -        (2,813,092)
                                          ------------------------------------------------------------------------------------------
                                                         -       1,640,082           5,309,079                  -         6,949,161
                                          ------------------------------------------------------------------------------------------

Intercompany Accounts Receivable                 2,198,997             890           1,808,897         (4,008,784)                -

Deferred Charges                                   374,159         236,171           2,384,416                  -         2,994,746

                                          ------------------------------------------------------------------------------------------
Total Assets                                   $ 7,345,681     $ 2,147,371        $ 11,649,677       $ (8,601,156)     $ 12,541,573
                                          ==========================================================================================

LIABILITIES AND CAPITALIZATION
Current Liabilities
   Accounts payable                            $    52,148     $    56,881        $    553,098       $          -      $    662,127
   Commercial paper                                575,375               -                   -                  -           575,375
   Other current liabilities                        61,477          58,035             133,410                  -           252,922
                                          ------------------------------------------------------------------------------------------
                                                   689,000         114,916             686,508                  -         1,490,424
                                          ------------------------------------------------------------------------------------------
Intercompany Accounts Payable                            -               -           2,683,434         (2,683,434)                -
                                          ------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
Deferred income tax                                (88,559)        366,055             813,947                  -         1,091,443
Other deferred credits and liabilities             523,733         184,082             997,210                  -         1,705,025
                                          ------------------------------------------------------------------------------------------
                                                   435,174         550,137           1,811,157                  -         2,796,468
                                          ------------------------------------------------------------------------------------------
Capitalization
Common shareholders' equity                      3,789,308         831,414           3,711,882         (4,592,372)        3,740,232
Preferred stock                                     75,000               -                   -                               75,000
Long-term debt                                   2,357,199         650,904           2,741,109         (1,325,350)        4,423,862
                                          ------------------------------------------------------------------------------------------
Total Capitalization                             6,221,507       1,482,318           6,452,991         (5,917,722)        8,239,094
                                          ------------------------------------------------------------------------------------------
Minority Interest in Subsidiary Companies                -               -              15,587                  -            15,587
                                          ------------------------------------------------------------------------------------------
Total Liabilities & Capitalization             $ 7,345,681     $ 2,147,371        $ 11,649,677       $ (8,601,156)     $ 12,541,573
                                          ==========================================================================================

------------------------------------------------------------------------------------------------------------------------------------
Balance Sheet
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 December 31, 2003
                                                                                       Other
                                                  Guarantor            KEDLI         Subsidiaries    Eliminations      Consolidated
                                           -----------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash and temporary cash investments          $    97,567       $     1,554       $    106,630     $          -      $    205,751
   Accounts receivable, net                           3,298           209,151          1,243,459                -         1,455,908
   Other current assets                               3,250           130,994            590,996                -           725,240
                                           -----------------------------------------------------------------------------------------
                                                    104,115           341,699          1,941,085                -         2,386,899
                                           -----------------------------------------------------------------------------------------

Investments and Other                             4,475,949             1,123            153,520       (4,382,027)          248,565
                                           -----------------------------------------------------------------------------------------
Property
   Gas                                                    -         1,899,375          4,622,876                -         6,522,251
   Other                                                  -                 -          6,150,355                -         6,150,355
   Accumulated depreciation and depletion                 -          (312,204)        (3,466,099)               -        (3,778,303)
                                           -----------------------------------------------------------------------------------------
                                                          -         1,587,171          7,307,132                -         8,894,303
                                           -----------------------------------------------------------------------------------------

Intercompany Accounts Receivable                  3,105,571                 -          1,274,293       (4,379,864)                -

Deferred Charges                                    374,076           237,870          2,498,469                -         3,110,415

                                           -----------------------------------------------------------------------------------------
Total Assets                                    $ 8,059,711       $ 2,167,863       $ 13,174,499     $ (8,761,891)     $ 14,640,182
                                           =========================================================================================

LIABILITIES AND CAPITALIZATION
Current Liabilities
   Accounts payable                             $   125,892       $   165,613       $    850,092     $          -      $  1,141,597
   Commercial paper                                 481,900                 -                  -                -           481,900
   Other current liabilities                        129,168            16,125             80,026                -           225,319
                                           -----------------------------------------------------------------------------------------
                                                    736,960           181,738            930,118                -         1,848,816
                                           -----------------------------------------------------------------------------------------
Intercompany Accounts Payable                             -           116,197          2,679,101       (2,795,298)                -
                                           -----------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
Deferred income tax                                 (48,059)          256,882          1,069,518                -         1,278,341
Other deferred credits and liabilities              532,062           179,919            925,839                -         1,637,820
                                           -----------------------------------------------------------------------------------------
                                                    484,003           436,801          1,995,357                -         2,916,161
                                           -----------------------------------------------------------------------------------------
Capitalization
Common shareholders' equity                       3,707,785           782,223          3,562,675       (4,382,027)        3,670,656
Preferred stock                                      83,568                 -                  -                -            83,568
Long-term debt                                    3,047,395           650,904          3,497,699       (1,584,566)        5,611,432
                                           -----------------------------------------------------------------------------------------
Total Capitalization                              6,838,748         1,433,127          7,060,374       (5,966,593)        9,365,656
                                           -----------------------------------------------------------------------------------------
Minority Interest in Subsidiary Companies                 -                 -            509,549                -           509,549
                                           -----------------------------------------------------------------------------------------
Total Liabilities & Capitalization              $ 8,059,711       $ 2,167,863       $ 13,174,499     $ (8,761,891)     $ 14,640,182
                                           =========================================================================================

------------------------------------------------------------------------------------------------------------------------------------
Statement of Cash Flows
------------------------------------------------------------------------------------------------------------------------------------
                                                                                Nine Months Ended September 30, 2004
                                                        ----------------------------------------------------------------------------
                                                                                                       Other
                                                              Guarantor           KEDLI             Subsidiaries      Consolidated
                                                        ----------------------------------------------------------------------------
Operating Activities
Net Cash Provided by Operating Activities                    $ (154,519)        $ 198,606              $ 737,247          $ 781,334
                                                        ----------------------------------------------------------------------------
Investing Activities
   Capital expenditures                                               -           (76,341)              (486,866)          (563,207)
   Cost of removal                                                    -            (4,700)               (16,549)           (21,249)
   Net proceeds from subsidiary stock transactions                    -                                  512,065            512,065
   Net proceeds from sale/leaseback transaction                       -                                  383,716            383,716
   Proceeds from sale of property                                     -                                   13,138             13,138
                                                        ----------------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities                   -           (81,041)               405,504            324,463
                                                        ----------------------------------------------------------------------------
Financing Activities
   Treasury stock issued                                         24,322                 -                      -             24,322
   Payment of debt, net                                        (589,378)                -               (187,844)          (777,222)
   Common and preferred stock dividends paid                   (218,355)                -                      -           (218,355)
   Gain on settlement of treasury lock                           12,656                 -                      -             12,656
   Redemption of preferred stock                                 (8,483)                -                      -             (8,483)
   Other                                                          3,878                 -                 12,953             16,831
   Net intercompany accounts                                    906,574          (117,087)              (789,487)                 -
                                                                                                                                  -
                                                        ----------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities             131,214          (117,087)              (964,378)          (950,251)
                                                        ----------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents         $  (23,305)        $     478              $ 178,373          $ 155,546
Cash and Cash Equivalents at Beginning of Period                 97,567             1,554                106,630            205,751
                                                        ----------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                   $   74,262         $   2,032              $ 285,003          $ 361,297
                                                        ============================================================================

-------------------------------------------------------------------------------------------------------------------------------
Statement of Cash Flows
-------------------------------------------------------------------------------------------------------------------------------
                                                                          Nine Months Ended September 30, 2003
                                                        -----------------------------------------------------------------------
                                                                                                   Other
                                                              Guarantor        KEDLI            Subsidiaries     Consolidated
                                                        -----------------------------------------------------------------------
Operating Activities
Net Cash Provided by Operating Activities                      $ 55,555      $ 86,851              $ 614,268         $ 756,674
                                                        -----------------------------------------------------------------------
Investing Activities
   Capital expenditures                                               -       (82,233)              (637,984)         (720,217)
   Other investments                                                                                 (50,500)          (50,500)
   Cost of removal                                                    -        (1,708)               (17,903)          (19,611)
   Proceeds from the sale of subsidiary investments              79,200             -                133,327           212,527
                                                        -----------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities              79,200       (83,941)              (573,060)         (577,801)
                                                        -----------------------------------------------------------------------
Financing Activities
   Treasury stock issued                                         76,984             -                      -            76,984
   Equity issuance                                              473,573             -                      -           473,573
   Redemption of promissory notes                              (447,005)            -                      -          (447,005)
   Payment of debt, net                                          28,703             -               (154,031)         (125,328)
   Redemption of preferred stock                                      -             -                (14,293)          (14,293)
   Common and preferred stock dividends paid                   (208,178)            -                      -          (208,178)
   Other                                                         17,240             -                 (4,432)           12,808
   Net intercompany accounts                                   (142,833)       (6,342)               149,175                 -
                                                                                                                             -
                                                        -----------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities            (201,516)       (6,342)               (23,581)         (231,439)
                                                        -----------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents           $(66,761)     $ (3,432)             $  17,627         $ (52,566)
Cash and Cash Equivalents at Beginning of Period                 88,308         6,472                 75,837           170,617
                                                        -----------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                     $ 21,547      $  3,040              $  93,464         $ 118,051
                                                        =======================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Review of Results
------------------------------

The following is a summary of transactions affecting comparative earnings and a discussion of material changes in revenues and expenses during the three and nine months ended September 30, 2004, compared to the three and nine months ended September 30, 2003. Capitalized terms used in the following discussion, but not otherwise defined, have the same meaning as when used in the Notes to the Consolidated Financial Statements included under Item 1. References to "KeySpan," "we," "us," and "our" mean KeySpan Corporation, together with its consolidated subsidiaries.

Operating income by segment, as well as consolidated earnings available for common stock is set forth in the following table for the periods indicated.

----------------------------------------------------------------------------------------------------------------------------------
(In Thousands of Dollars, Except per Share)
----------------------------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended September 30,      Nine Months Ended September 30,
                                                                   2004              2003                 2004              2003
----------------------------------------------------------------------------------------------------------------------------------
Gas Distribution                                               $ (23,627)        $ (25,134)           $ 391,090         $ 371,420
Electric Services                                                111,158           102,125              226,273           193,869
Energy Services
     Operations                                                  (20,747)          (15,498)             (44,127)          (35,083)
     Goodwill impairment charge                                 (122,229)                -             (122,229)                -
Energy Investments
     Operations                                                   16,434            59,004              156,491           183,940
     Ceiling test write-down                                           -                 -              (48,190)                -
Eliminations and other                                             2,963           (12,574)              14,559           (11,300)
----------------------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                                          (36,048)          107,923              573,867           702,846
Interest charges                                                 (88,308)          (78,366)            (260,848)         (226,503)
Gain on Houston Exploration transaction                                -                 -              150,070            19,020
Gain (loss) on sale of KeySpan Canada                                  -                 -               22,824           (30,345)
Cost of debt redemption                                          (45,879)                -              (45,879)          (24,094)
Other income and (deductions)                                      4,146            (9,569)             (10,594)          (25,472)
Income taxes (benefit)                                           (50,310)            7,403              166,785           165,714
----------------------------------------------------------------------------------------------------------------------------------
Income (Loss) before change in accounting principle             (115,779)           12,585              262,655           249,738
Cumulative effect of a change
   in accounting principle                                             -                 -                    -               174
----------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                               (115,779)           12,585              262,655           249,912
Preferred stock dividend requirements                              1,360             1,461                4,280             4,383
----------------------------------------------------------------------------------------------------------------------------------
Earnings (Loss) for Common Stock                               $(117,139)        $  11,124            $ 258,375         $ 245,529
----------------------------------------------------------------------------------------------------------------------------------
Basic Earnings per Share
   Income (loss) before change in accounting principle         $   (0.73)        $    0.07            $    1.61         $    1.56
   Change in accounting principle                                      -                 -                    -                 -
----------------------------------------------------------------------------------------------------------------------------------
                                                               $   (0.73)        $    0.07            $    1.61         $    1.56
----------------------------------------------------------------------------------------------------------------------------------

As indicated in the above table, earnings for common stock reflect a loss of $117.1 million, or $0.73 per share, for the three months ended September 30, 2004, compared to earnings of $11.1 million, or $0.07 per share for the three months ended September 30, 2003. Earnings for common stock for the nine months ended September 30, 2004 were $258.4 million, or $1.61 per share, compared to $245.5 million, or $1.56 per share, for the corresponding period last year. KeySpan's financial results for the three and nine months ended September 30, 2004 and 2003 reflect a number of events that had a significant impact on earnings.

In September 2004, KeySpan recorded a non-cash goodwill impairment charge of $122.2 million ($90.4 million after - tax or $0.56 per share) as a result of an evaluation of the carrying value of goodwill recorded in its Energy Services segment. As prescribed in Statement of Financial Accounting Standards ("SFAS") 142 "Goodwill and Other Intangible Assets," KeySpan is required to compare the fair value of a reporting unit to its carrying amount, including goodwill. This evaluation is required to be performed at least annually, unless facts and circumstances indicate that the evaluation should be performed at an interim period during the year. Based upon the results through September 30, 2004 experienced by the Energy Services segment and management's opinion that it was likely that a significant portion of the Energy Services segment will be sold within the coming months, management concluded that KeySpan was required under paragraph 28 of SFAS 142 to evaluate the goodwill recorded in the Energy Services segment. This evaluation resulted in the impairment charge. (See Note 12 to the Consolidated Financial Statements "Goodwill Impairment" for further details on this charge.)

In August 2004, KeySpan redeemed approximately $758 million of outstanding long-term debt. KeySpan incurred $54.5 million in call premiums associated with this redemption, of which $45.9 was expensed and recorded in other income and deductions on the Consolidated Statement of Income. The remaining amount of the call premiums have been deferred for future recovery. Further, KeySpan wrote-off $8.2 million of previously deferred financing costs which have been reflected in interest expense on the Consolidated Statement of Income. The total after-tax expense of the debt redemption was $29.3 million or $0.18 per share. (See Note 9 to the Consolidated Financial Statements "Long-Term Debt and Commercial Paper" for additional details on this transaction.) During the nine months ended September 30, 2003, KeySpan incurred $24.1 million in debt redemption costs associated with the redemption of approximately $447 million of outstanding promissory notes that were issued to the Long Island Power Authority ("LIPA") in connection with the KeySpan/Long Island Lighting Company ("LILCO") business combination completed in May 1998, as well as costs incurred by The Houston Exploration Company ("Houston Exploration"- our then 55% owned gas exploration and production subsidiary) to retire $100 million 8.625% Notes. The total after-tax expense of the debt redemptions was $13.6 million or $0.09 per share.

In June 2004, KeySpan exchanged 10.8 million shares of Houston Exploration common stock for 100% of the stock of Seneca-Upshur Petroleum, Inc., a then wholly-owned subsidiary of Houston Exploration. This transaction reduced our interest in Houston Exploration from 55% to approximately 23.5% and resulted in a gain to KeySpan of $150.1 million. Effective June 1, 2004, Houston

Exploration's earnings and our ownership interest in Houston Exploration have been accounted for on the equity method of accounting. The deconsolidation of Houston Exploration required the recognition of certain deferred taxes on our remaining investment resulting in a deferred tax expense of $44.1 million. Therefore, the net gain on the share exchange, less the deferred tax on the remaining investment, was $106.0 million, or $0.66 per share. (See Note 2 to the Consolidated Financial Statements "Business Segments" for a detailed discussion of this transaction.)

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

In July 2004, the Fund issued an additional 10.7 million units, the proceeds of which were used to fund the acquisition of the midstream assets of Chevron Canada Midstream Inc. This transaction had the effect of further diluting KeySpan's ownership of KeySpan Canada to 17.4%. (See Note 2 to the Consolidated Financial Statements "Business Segments" for a detailed discussion of this transaction.)

Asset transactions completed in 2003 also had a significant impact on comparative earnings. These transactions included the monetization of a portion of our ownership interests in Houston Exploration and KeySpan Canada. In February 2003, we reduced our ownership interest in Houston Exploration from 66% to approximately 55% following the repurchase, by Houston Exploration, of six million shares of common stock owned by KeySpan. We recorded a gain of $19.0 million on this transaction, or $0.12 per share. Income taxes were not provided on this transaction, since the transaction was structured as a return of capital.

In June 2003, we sold 39.09% of our interest in KeySpan Canada and recorded a pre-tax loss of $30.3 million ($34.1 million after applying applicable taxes or $0.22 per share). Additionally, we sold our 20% interest in Taylor NGL LP that owned and operated two extraction plants also in Canada.

As a result of these asset transactions, net income for the nine months ended September 30, 2004, reflects a combined after-tax gain of $116.1 million or $0.72 per share. Net income for the nine months ended September 30, 2003 reflects after-tax losses of $15.1 million or $0.10 per share.

In June 2004, KeySpan's wholly-owned gas exploration and production subsidiaries, recorded a non-cash impairment charge of $48.2 million ($31.1 million after-tax, or $0.19 per share) to recognize the reduced valuation of proved reserves. (See Note 10 to the Consolidated Financial Statements "Gas Exploration and Production Property - Depletion for additional details on this transaction.)

Operating income, as indicated in the above table, decreased $144 million and $129 million for the three and nine months ended September 30, 2004, respectively, compared to the corresponding periods last year. The decrease in both periods primarily reflects the $122.2 million non-cash goodwill impairment charge recorded in the Energy Services segment, and generally lower operating results of this segment. Further, comparative operating income was adversely impacted by lower operating income from the Energy Investment segment as a result of the reduction in KeySpan's ownership interest in Houston Exploration and KeySpan Canada, each of which are now accounted for on the equity method of accounting. In addition, for the nine months ended September 30, 2004, operating income in the Energy Investments segment was adversely impacted by the $48.2 million non-cash impairment charge to recognize the reduced valuation of proved reserves. The higher comparative operating income in the Electric Services segment for both the quarter and period ending September 30, 2004 primarily reflects higher net electric margins associated with the Ravenswood Expansion, (a recently constructed 250 MW combined cycle generating facility located at the Ravenswood Facility site). In the Gas Distribution segment slightly lower operating losses for the third quarter of 2004 primarily reflects lower operating expenses, while for the nine months ended September 30, 2004 the Gas Distribution segment benefited from customer additions and oil-to-gas conversions throughout our service territories, as well as from a rate increase resulting from the Boston Gas Company rate proceeding concluded last fall. (See the discussion under the caption "Review of Operating Segments" for further details on each segment.)

The increase in interest expense of $9.9 million, or 13%, and $34.3 million, or 15% for the three and nine months ended September 30, 2004, respectively, compared to the same periods last year, reflects a number of items. As noted earlier, interest expense for both the three and nine months ended September 30, 2004 includes the write-off of $8.2 million of previously deferred issuance costs as a result of the redemption of $758 million of outstanding long-term debt. In addition, interest expense in 2004 was impacted by the implementation of FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This Interpretation required us to, among other things, consolidate the Ravenswood Master Lease (the lease under which KeySpan operates a portion of the Ravenswood electric generating facilities) and classify the lease obligation as long-term debt on the Consolidated Balance Sheet based on our current status as primary beneficiary. As a result of implementing FIN 46, beginning January 1, 2004 lease payments have been reflected as interest expense on the Consolidated Statement of Income resulting in an increase to interest expense of $7.6 million and $22.4 million for the quarter and nine months ended September 30, 2004, respectively. (See
Note 6 "Financial Guarantees and Contingencies for further information on the Master Lease".)

Further, comparative interest expense for the nine months also reflects the benefits realized in 2003 associated with interest rate swaps. In February 2003, we terminated an interest rate swap agreement with a notional amount of $270 million. This swap was used to hedge a portion of outstanding promissory notes that were issued to LIPA in connection with the KeySpan/LILCO business combination. As noted previously, in March 2003, we called approximately $447 million of the outstanding promissory notes, and settled the outstanding derivative instrument. The cash proceeds from the termination of the interest rate hedge were $18.4 million, of which $8.1 million represented accrued swap interest. The difference between the termination settlement amount and the amount of accrued swap interest, $10.3 million, was recorded to earnings (as an adjustment to interest expense) in the first quarter of 2003 and effectively offset a portion of the redemption charges.

Offsetting, to some extent, these adverse impacts to comparative interest expense are the benefits associated with a lower level of outstanding commercial paper and long-term debt, as well as lower interest rates on outstanding commercial paper.

In addition to the asset sales and debt redemption costs previously noted, other income and (deductions) for the nine months ended September 30, 2004 reflects a $12.6 million gain recorded on the settlement of a derivative financial instrument entered into in connection with the sale/leaseback transaction associated with the Ravenswood Expansion, as well as the effects of minority interest of $37.0 million related to our previous controlling interests in Houston Exploration and KeySpan Canada. (See Note 6 and Note 4 to the Consolidated Financial Statements, "Financial Guarantees and Contingencies" and "Hedging and Derivative Financial Instruments," for additional information regarding the sale/leaseback transaction and derivative financial instrument.)

Other income and (deductions) for the nine months ended September 30, 2003 also includes a $10.6 million severance tax refund for severance taxes paid in 2002 and earlier periods. The effects of minority interest of $19.9 million and $50.3 million for the three and nine months ended September 30, 2003 respectively, are also reflected in other income and (deductions).

Income tax expense generally reflects the level of pre-tax income and, for the nine months ended September 30, 2004, a $6.0 million benefit to income taxes resulting from a revised appraisal associated with property that was disposed of in 2003. Further, income tax expense for the nine months ended September 30, 2004 reflects the beneficial tax treatment afforded the stock transaction with Houston Exploration.

Consistent with our prior earnings guidance, KeySpan's consolidated earnings for 2004 are forecasted to be in the range of $2.55 to $2.75 per share, excluding special items. Earnings from continuing core operations (defined for this purpose as all continuing operations other than exploration and production, less preferred stock dividends) are forecasted to be in the range of $2.20 to $2.30 per share. Earnings from gas exploration and production operations, excluding the impact of the gain on the sale of Houston Exploration and the impact of the non-cash impairment charge, are forecasted to be in the range of $0.35 to $0.45 per share. The original non-core earnings forecast associated with gas exploration and production activities remains in effect, as the favorable impact of higher realized gas prices and production levels are offsetting the lower ownership interest.

It should be noted that KeySpan's board of directors has approved an annual dividend increase of 4 cents per share, effective upon the declaration of the February 1, 2005 dividend.

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

The table below highlights certain significant financial data and operating statistics for the Gas Distribution segment for the periods indicated.

-----------------------------------------------------------------------------------------------------------------------------------
                                                   Three Months Ended September 30,               Nine Months Ended September 30,
(In Thousands of Dollars)                           2004                       2003                 2004                    2003
-----------------------------------------------------------------------------------------------------------------------------------
Revenues                                        $ 419,208                   $ 405,777          $ 3,023,350             $ 2,970,514
Cost of gas                                       186,619                     173,116            1,776,322               1,744,732
Revenue taxes                                       7,211                      10,191               52,260                  66,077
-----------------------------------------------------------------------------------------------------------------------------------
Net Revenues                                      225,378                     222,470            1,194,768               1,159,705
-----------------------------------------------------------------------------------------------------------------------------------
Operating Expenses
   Operations and maintenance                     148,816                     163,372              489,357                 492,586
   Depreciation and amortization                   63,381                      59,996              207,131                 197,005
   Operating taxes                                 36,808                      38,210              107,190                 112,668
-----------------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                          249,005                     261,578              803,678                 802,259
-----------------------------------------------------------------------------------------------------------------------------------
Gain on sale of property                                -                      13,974                    -                  13,974
Operating Income                                $ (23,627)                  $ (25,134)         $   391,090             $   371,420
-----------------------------------------------------------------------------------------------------------------------------------
Firm gas sales and transportation (MDTH)           26,576                      26,668              229,360                 238,382
Transportation - Electric Generation (MDTH)        13,304                      15,567               26,077                  29,715
Other Sales (MDTH)                                 30,454                      35,157              111,123                 113,309
Warmer (Colder) than Normal - New York                N/A                         N/A                  (3%)                   (13%)
Warmer (Colder) than Normal - New England             N/A                         N/A                  (9%)                   (17%)
-----------------------------------------------------------------------------------------------------------------------------------

Net Revenues

Net gas revenues (revenues less the cost of gas and associated revenue taxes) from our gas distribution operations increased by $35.1 million, or 3%, for the nine months ended September 30, 2004 compared to the same period last year. Net gas revenues benefited from customer additions and oil-to-gas conversions, as well as from a rate increase resulting from the Boston Gas Company's rate proceeding that was concluded in the fourth quarter of 2003. As measured in heating degree days, weather for the nine months ended September 30, 2004 in our New York and New England service territories was approximately 3% and 9% colder than normal, respectively, compared to approximately 13% and 17% colder than normal last year, respectively. Weather was approximately 9% warmer than last year across KeySpan's service territories.

Net revenues from firm gas customers (residential, commercial and industrial customers) in our New York service territory increased $4.1 million for the nine months ended September 30, 2004 compared to the same period last year. Customer additions and oil-to-gas conversions, net of attrition and conservation, added $1.8 million to net gas revenues. Further, we realized a $3.5 million benefit to net gas revenues as a result of an additional billing day in the leap year and $1.6 million associated with regulatory incentives. Weather, which was warmer than last year, resulted in an adverse impact to comparative net gas revenues of $3.3 million. KEDNY and KEDLI each operate under a utility tariff that contains a weather normalization adjustment that significantly offsets variations in firm net revenues due to fluctuations in normal weather. Since weather was colder than normal we refunded to firm customers $8.8 million through the weather normalization adjustment. Also included in net gas revenues is the recovery of property taxes that added $0.5 million to net revenues during the period. These revenues, however, do not impact net income since the taxes they are designed to recover are expensed as amortization charges on the Consolidated Statement of Income. Firm gas distribution rates for KEDNY and KEDLI during the first nine months of 2004, other than for the recovery of gas costs, have remained substantially unchanged from rates charged last year.

Net revenues from firm gas customers in our New England service territory increased by $35.1 million during the first nine months of 2004 compared to the same period last year. Customer additions and oil-to-gas conversions, net of attrition and conservation, added $7.9 million to net gas revenues. Further, we realized a $2.2 million benefit in net gas revenues as a result of an additional billing day for leap year. As mentioned, the Massachusetts Department of Telecommunications and Energy ("MA DTE") approved a $27 million base rate increase for the Boston Gas Company, which became effective November 1, 2003. For the nine months ended September 30, 2004, the rate increase resulted in a benefit to net gas revenues of $27.3 million. (See the caption under "Regulation and Rate Matters" for further information regarding the rate filing.) The gas distribution operations of our New England based subsidiaries do not have a weather normalization adjustment. Weather, which was warmer than last year, resulted in an adverse impact to comparative net gas revenues of $10.1 million. To mitigate the effect of fluctuations in normal weather patterns on KEDNE's results of operations and cash flows, weather derivatives were in place for the 2003/2004 winter heating season (November through March). Since weather during the first quarter of 2004 was approximately 9% colder than normal in the New England service territories, we recorded a $4.1 million reduction to revenues to reflect the loss on these derivative transactions. Similarly, in 2003 we recorded an $11.9 million reduction to revenues. As a result of these transactions, comparative net revenues were favorably impacted by $7.8 million. (See Note 4 to the Consolidated Financial Statements "Hedging and Derivative Financial Instruments" for further information.)

In our large-volume heating and other interruptible (non-firm) markets, which include large apartment houses, government buildings and schools, gas service is provided under rates that are designed to compete with prices of alternative fuel, including No. 2 and No. 6 grade heating oil. These "dual-fuel" customers can consume either natural gas or fuel oil for heating purposes. Net revenues in these markets decreased $4.1 million during the nine months ended September 30, 2004 compared to the same period last year. The majority of interruptible profits earned by KEDNE and KEDLI are returned to firm customers as an offset to gas costs.

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

Firm Sales, Transportation and Other Quantities

Firm gas sales and transportation quantities for the nine months ended September 30, 2004, were approximately 4% lower compared to such quantities for same period in 2003 reflecting the warmer weather. Net revenues are not affected by customers opting to purchase their gas supply from other sources, since delivery rates charged to transportation customers generally are the same as delivery rates charged to full sales service customers. Transportation quantities related to electric generation reflect the transportation of gas to our electric generating facilities located on Long Island. Net revenues from these services are not material.

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

Purchased Gas for Resale

The increase in gas costs for the nine months ended September 30, 2004 compared to the same period of 2003 of $31.6 million, or 2%, reflects an increase of 8% in the price per dekatherm of gas purchased, and a 5% decrease in the quantity of gas purchased. The current gas rate structure of each of our gas distribution utilities includes a gas adjustment clause, pursuant to which variations between actual gas costs incurred for resale to firm sales customers and gas costs billed to firm sales customers are deferred and refunded to or collected from customers in a subsequent period.

Operating Expenses

Operating expenses during the third quarter of 2004 decreased $12.6 million or 5% compared to the same quarter last year. This decrease reflects lower operations and maintenance expenses of $14.6 million, due in part, to a benefit of approximately $2 million, net of amounts subject to regulatory deferral treatment, associated with the implementation of the Medicare Prescription Drug Improvement and Modernization Act of 2003 ("Medicare Act") and implementation of Financial Accounting Standards Board Staff Position ("FSP") 106-2. (See Note 5 to the Consolidated Financial Statements "Recent Accounting Pronouncements" for further information regarding the Act and FSP 106-2.) In addition, in September 2004, Boston Gas Company reached an agreement with an insurance carrier for recovery of previously incurred environmental expenditures. Under a previously issued MA DTE rate order, insurance and third-party recoveries, after deducting legal fees, are shared between Boston Gas and its firm gas customers. As a result of the insurance agreement, in September 2004 Boston Gas recorded a $5 million benefit to operations and maintenance expense. The remaining decrease in operations and maintenance expense reflects lower costs associated with repair and maintenance work. Higher depreciation and amortization expense reflects the continued expansion of the gas distribution system.

Operating expenses for the nine months ended September 30, 2004 were essentially the same as last year. Lower operations and maintenance costs of $3.2 million reflect the environmental insurance settlement and the benefit attributable to the Medicare Act as previously noted, as well as lower repair and maintenance costs. These decreases to operations and maintenance expense were offset, in part, by higher severance costs, as well as a higher provision for uncollectible accounts receivable. Higher depreciation and amortization expense reflects the continued expansion of the gas distribution system, while the lower operating taxes resulted from a property tax refund in our New York service territory.

Sale of Property

During the third quarter of 2003, we recorded $14.0 million in gains from property sales, primarily 550 acres of real property located on Long Island.

Other Matters

In order to serve the anticipated market requirements in our New York service territories, KeySpan and Duke Energy Corporation formed Islander East Pipeline Company, LLC ("Islander East") in 2000. Islander East is owned 50% by KeySpan and 50% by Duke Energy, and was created to pursue the authorization and construction of an interstate pipeline from Connecticut, across Long Island Sound, to a terminus near Shoreham, Long Island. Applications for all necessary regulatory authorizations were filed in 2000 and 2001. Islander East has received a final certificate from the Federal Energy Regulatory Commission ("FERC") and all necessary permits from the State of New York. The State of Connecticut denied Islander East's applications for coastal zone management and
Section 401 of the Clean Water Act authorizations. Islander East appealed the State of Connecticut's determination on the coastal zone management issue to the United States Department of Commerce. On May 6, 2004, the Department of Commerce overrode Connecticut's denial and granted the coastal zone management authorization. Islander East's petition for a declaratory order challenging the denial of the Section 401 authorization is pending with Connecticut's State Superior Court. Once in service, the pipeline is expected to transport up to 260,000 DTH daily to the Long Island and New York City energy markets, enough natural gas to heat 600,000 homes. The pipeline will also allow KeySpan to diversify the geographic sources of its gas supply. Various options for the financing of this pipeline construction are currently being evaluated. At September 30, 2004, our investment in the Islander East pipeline was $19.1 million.

Electric Services

The Electric Services segment primarily consists of subsidiaries that own and operate oil and gas-fired electric generating plants in the Borough of Queens (including the "Ravenswood Projects") and the counties of Nassau and Suffolk on Long Island. In addition, through long-term contracts of varying lengths, we manage the electric transmission and distribution ("T&D") system, the fuel and electric purchases, and the off-system electric sales for LIPA. The Electric Services segment also provides retail marketing of electricity to commercial customers, the earnings of which were previously reported in the Energy Services segment. Financial results for 2003 have been reclassified to reflect these activities in the Electric Services segment.

Selected financial data for the Electric Services segment is set forth in the table below for the periods indicated.

---------------------------------------------------------------------------------------------------------------------------
                                         Three Months Ended September 30,                 Nine Months Ended September 30,
(In Thousands of Dollars)                    2004                    2003                  2004                    2003
---------------------------------------------------------------------------------------------------------------------------
Revenues                                $  503,879             $   438,602            $ 1,296,778              $ 1,228,698
Purchased fuel                             175,906                 132,520                407,613                  381,116
---------------------------------------------------------------------------------------------------------------------------
Net Revenues                               327,973                 306,082                889,165                  847,582
---------------------------------------------------------------------------------------------------------------------------
Operating Expenses
   Operations and maintenance              153,712                 151,678                472,880                  495,873
   Depreciation                             21,590                  16,492                 65,556                   49,300
   Operating taxes                          41,513                  35,787                124,456                  108,540
---------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                   216,815                 203,957                662,892                  653,713
---------------------------------------------------------------------------------------------------------------------------
Operating Income                        $  111,158             $   102,125            $   226,273              $   193,869
---------------------------------------------------------------------------------------------------------------------------
Electric sales (MWH)*                    2,177,030               1,854,740              4,807,667                3,617,522
Capacity(MW)*                                2,450                   2,200                  2,450                    2,200
Cooling degree days                            751                     824                  1,051                    1,000
---------------------------------------------------------------------------------------------------------------------------

     *Reflects the operations of the Ravenswood Projects only.


Net Revenues

Total electric net revenues realized during the third quarter of 2004 were $21.9 million, or 7% higher than such revenues realized during the third quarter of 2003. For the nine months ended September 30, 2004, total electric net revenues were $41.7 million, or 5% higher than the same period last year. The increase in both the quarter and nine months ended September 30, 2004, is attributable to the operations of the Ravenswood Expansion.

Net revenues from the Ravenswood Projects increased $14.2 million, or 13% in the third quarter of 2004 compared to the third quarter of 2003. Comparative net revenues reflect increased energy margins of $6.4 million, as well as higher capacity revenues of $7.8 million.

For the nine months ended September 30, 2004, net revenues from the Ravenswood Projects reflect a $38.3 million, or 16% increase over the same period last year. Comparative net revenues reflect increased energy margins of $26.3 million, as well as higher capacity revenues of $12.0 million.

The increase in capacity revenues for both the quarter and period ending September 30, 2004 compared to the corresponding periods last year primarily reflect the operations of the Ravenswood Expansion. (See the discussion below under "Other Matters" for a description of the Ravenswood Expansion.)

The increase in energy margins for both the quarter and nine months ended September 30, 2004, reflects a higher level of megawatt hours ("MWh") sold into the New York Independent System Operator ("NYISO") energy market, while "spark-spreads" (the selling price of electricity less the cost of fuel, plus hedging gains or losses) remained essentially constant. The increase in energy sales quantities reflects the operations of the Ravenswood Expansion. As measured in cooling degree-days, weather during the third quarter of 2004 was approximately 9% cooler than the same quarter last year and approximately 11% cooler than normal. For the nine months ended September 30, 2004, weather was approximately 5% warmer compared to the same period in 2003. Further, energy sales quantities for the nine months ended September 30, 2003 were adversely impacted by the scheduled major overhaul of our largest electric generating unit during the first quarter of 2003.

We employ derivative financial hedging instruments to hedge the cash flow variability for a portion of forecasted purchases of natural gas and fuel oil consumed at the Ravenswood Projects. Further, we have engaged in the use of derivative financial hedging instruments to hedge the cash flow variability associated with a portion of forecasted peak electric energy sales from the Ravenswood Projects. These derivative instruments resulted in hedging gains, which are reflected in net electric margins, of $21.4 million for the quarter ended September 30, 2004, compared to hedging gains of $8.5 million for the quarter ended September 30, 2003. For the nine months ended September 30, 2004 derivative instruments resulted in net hedging gains of $18.7 million compared to hedging gains of $10.3 million for the same period in 2003. The benefits derived from KeySpan's hedging strategy contributed to consistent spark-spreads for all periods reported despite the cooler weather. (See Note 4 to the Consolidated Financial Statements "Hedging and Derivative Financial Instruments" as well as Item 3. Quantitative and Qualitative Disclosures about Market Risk for further information").

The rules and regulations for capacity, energy sales and the sale of certain ancillary services to the NYISO energy markets continue to evolve and the FERC has adopted several price mitigation measures that have adversely impacted earnings from the Ravenswood Facility over time and more recently the Ravenswood Expansion. Certain of these mitigation measures are still subject to rehearing and possible judicial review. The final resolution of these issues and their effect on our financial position, results of operations and cash flows cannot be fully determined at this time. (See the caption "Market and Credit Risk Management Activities" for a further discussion of these matters. Also see KeySpan's 2003 Annual Report on Form 10-K for the Year Ended December 31, 2003
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Market and Credit Risk Management Activities.)

Net revenues from the service agreements with LIPA, including the power purchase agreements associated with two electric peaking facilities, increased $9.1 million for the three months ended September 30, 2004, compared to the same period last year. This increase reflects, in part, recovery from LIPA of approximately $6 million in higher property taxes and depreciation charges. These recoveries had no impact on operating income since actual property taxes and depreciation charges increased by a like amount. The remaining increase of approximately $3 million in comparative revenues reflects the beneficial impact from the timing of certain cost recoveries, partially offset by lower energy margins that are shared with LIPA. This variation does impact operating income.

Net revenues from the service agreements with LIPA, including the power purchase agreements associated with two electric peaking facilities, increased $5.3 million for the nine months ended September 30, 2004, compared to the same period last year. This increase reflects, in part, recovery from LIPA of approximately $18 million in higher property taxes and depreciation charges. As mentioned, these recoveries had no impact on operating income since actual property taxes and depreciation charges increased by a like amount. Further, comparative revenues reflect adjustments to the cost recovery mechanism in the LIPA Service Agreements to better align actual costs incurred with recovery of such costs. These adjustments reduced revenues during the nine months ended September 30, 2004 by approximately $12 million compared to the same period last year. These adjustments to revenues had no impact on operating income since actual operating costs decreased by a like amount. Excluding these two items, net revenues from the service agreements with LIPA decreased approximately $0.7 million for the nine months ended September 30, 2004, compared to the same period last year. The slight reduction in net revenues reflects lower energy margins that are shared with LIPA, offset by the beneficial impact from the timing of certain cost recoveries.

For a description of the LIPA Service Agreements and power purchase agreements, see KeySpan's 2003 Annual Report on Form 10-K for the Year Ended December 31, 2003 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Electric Services - Revenue Mechanisms.")

Operating Expenses

Operating expenses increased $12.9 million, or 6%, in the third quarter of 2004 compared to the same quarter of 2003. The increase in operations and maintenance expense of $2.0 million primarily reflects lease costs of $4.5 million associated with the sale/leaseback transaction involving the Ravenswood Expansion that went into effect May 2004, as well as an increase in repair and maintenance cost, including removal costs, associated with the Ravenswood Projects. These expenses were partially offset by KeySpan's implementation of FIN 46 which required KeySpan to consolidate the Ravenswood Master Lease and classify the lease obligation as long-term debt on the Consolidated Balance Sheet. Further, an asset was recorded on the Consolidated Balance Sheet for an amount substantially equal to the fair market value of the leased assets at the inception of the lease, less depreciation since that date. As a result of implementing FIN 46, beginning January 1, 2004, lease payments associated with the Ravenswood Master Lease have been reflected as interest expense on the Consolidated Statement of Income and the leased assets are being depreciated. The reclassification of lease payments to interest expense resulted in a comparative decrease to operations and maintenance expense of $7.6 million. (See
Note 6 to the Consolidated Financial Statements "Financial Guarantees and Contingencies" for additional information regarding KeySpan's leasing arrangements.)

The increase in depreciation expense of $5.1 million primarily relates to the depreciation of the leased assets under the Ravenswood Master Lease which increased depreciation by $4.1 million. The remaining increase in depreciation expense is associated with KeySpan's Long Island based electric generating units and are fully recoverable from LIPA. The higher operating taxes primarily reflect an increase in property taxes which are fully recoverable from LIPA as noted earlier.

Operating expenses increased $9.2 million, or 1%, during the nine months ended September 30, 2004 compared to the same period of 2003 due to higher operating taxes and depreciation charges, partially offset by lower operations and maintenance expenses. Operations and maintenance expense decreased $23.0 million reflecting, in part, $12 million in lower costs associated with the LIPA Service Agreements as noted earlier. The remaining decrease in operations and maintenance expense is primarily due to the impact of FIN 46. The reclassification of lease payments associated with the Ravenswood Master Lease to interest expense resulted in a comparative decrease to operations and maintenance expense of $22.4 million. However, KeySpan incurred lease costs of $6.0 million associated with the sale/leaseback transaction involving the
Ravenswood Expansion as well as increased repair and maintenance costs, including removal costs, associated with the Ravenswood Projects, which partially offset the beneficial impact of FIN 46.

The increase in depreciation expense of $16.3 million primarily relates to the depreciation of the leased assets under the Ravenswood Master Lease which increased depreciation by $12.3 million. The remaining increase in depreciation expense is associated with KeySpan's Long Island based electric generating units and are fully recoverable from LIPA. The higher operating taxes primarily reflect an increase in property taxes which are fully recoverable from LIPA, as noted earlier.

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

To finance this facility, KeySpan entered into a leveraged lease financing arrangement. In May 2004, the facility was acquired by a lessor from our subsidiary, KeySpan Ravenswood, LLC, and simultaneously leased back to it. All the obligations of our subsidiary under the lease have been unconditionally guaranteed by KeySpan. This lease transaction generated cash proceeds of $385 million, before transaction costs, which approximates the fair market value of the facility, as determined by a third-party appraiser. The lease has an initial term of 36 years and the yearly operating lease expense will be approximately $17 million per year. Lease payments will fluctuate from year to year, but are substantially paid over the first 16 years. (See Note 6 to the Consolidated Financial Statements, "Financial Guarantees and Contingencies" for additional information regarding this financing arrangement.)

In 2003,  the New  York  State  Board  on  Electric  Generation  Siting  and the
Environment issued an opinion and order which granted a certificate of environmental capability and public need for a 250 MW combined cycle electric generating facility in Melville, Long Island, which is now final and non-appealable. Also in 2003, LIPA issued a Request for Proposal ("RFP") seeking bids from developers to either build and operate a Long Island generating facility, and/or a new cable that will link Long Island to dedicated off-Long Island power of between 250 to 600 MW of electricity by no later than the summer of 2007. KeySpan and American National Power Inc. ("ANP") filed a joint proposal in response to LIPA's RFP. Under the proposal, KeySpan and ANP would have jointly owned and operated two 250 MW electric generating facilities to be located on Long Island, one of which is the Melville site and the other in the town of Brookhaven which also has received all permits and approvals. In May 2004, LIPA tentatively selected proposals submitted by two other bidders in response to the RFP. KeySpan remains committed to the Melville project and the benefits to Long Island's energy future that this project would supply. We will continue to explore specific options for this facility. At September 30, 2004, total capitalized costs associated with the siting, permitting and procurement of equipment for the Melville facility were approximately $58.1 million. Energy Services

The Energy Services segment includes subsidiaries that provide energy-related services to customers primarily located within the Northeastern United States, with concentrations in the New York City metropolitan area including New Jersey, as well as Rhode Island, Pennsylvania, Massachusetts and New Hampshire, through the following lines of business: (i) Home Energy Services, which provides residential and small commercial customers with service and maintenance of energy systems and appliances; (ii) Business Solutions, which provides plumbing, heating, ventilation, air conditioning and mechanical services, as well as operation and maintenance, design, engineering and consulting services to commercial and industrial customers.

The table below highlights selected financial information for the Energy Services segment.

--------------------------------------------------------------------------------------------------------------------------------
                                             Three Months Ended September 30,                  Nine Months Ended September 30,
(In Thousands of Dollars)                     2004                        2003                 2004                      2003
--------------------------------------------------------------------------------------------------------------------------------
Revenues                                  $  125,752                   $ 139,887           $  392,271                 $ 404,188
Less: cost of sales                          112,754                     118,807              325,385                   334,257
--------------------------------------------------------------------------------------------------------------------------------
Gross profit                                  12,998                      21,080               66,886                    69,931
Operating expenses                           (33,745)                    (36,578)            (111,013)                 (105,014)
Goodwill impairment charge                  (122,229)                          -             (122,229)                        -
--------------------------------------------------------------------------------------------------------------------------------
Operating (Loss)                          $ (142,976)                  $ (15,498)          $ (166,356)                $ (35,083)
--------------------------------------------------------------------------------------------------------------------------------

The Energy Services segment incurred operating losses of $143 million for the third quarter of 2004 compared to losses of $15.5 million for the same quarter last year. For the nine months ended September 30, 2004, the Energy Services segment realized operating losses of $166.4 million compared to $35.1 million for the same period last year. As noted earlier, in September 2004, KeySpan recorded a non-cash goodwill impairment charge of $122.2 million ($90.4 million after - tax or $0.56 per share) as a result of an evaluation of the carrying value of goodwill recorded in this segment. Based upon the operating results experienced in this segment through September 30, 2004, excluding the impairment charge, and management's opinion that it was likely that a significant portion of the Energy Services segment will be sold within the coming months, management concluded that KeySpan was required to evaluate the goodwill at this interim period. This evaluation resulted in the aforementioned non-cash impairment charge. Approximately $50 million of goodwill remains in this segment. (See Note 12 to the Consolidated Financial Statements "Goodwill Impairment" for further details on this charge.)

Lower operating results for the three months ended September 30, 2004 compared to the same quarter last year, excluding the goodwill impairment charge, reflects lower gross profit margin estimates on certain Business Solutions projects. Lower operating results for the nine months ended September 30, 2004 compared to the same period last year, excluding the goodwill impairment charge, was due to higher operating expenses. The increase in operating expenses principally reflects the write-off of accounts receivable and contract revenues on certain projects that were deemed to be uncollectible, as well as the write-down of inventory balances. Further, gross margin profitability in this segment was adversely impacted by increased cost estimates on certain Business Solutions projects.

Energy Investments

The Energy Investment segment consists of our gas exploration and production operations, as well as certain other domestic and international energy-related investments. Our gas exploration and production subsidiaries include our approximate 23.5% ownership interest in The Houston Exploration Company
("Houston Exploration"), as well as our wholly-owned subsidiaries KeySpan Exploration and Production LLC ("KeySpan Exploration and Production") and Seneca-Upshur Petroleum, Inc. These companies are engaged in gas and oil exploration and production, and the development and acquisition of domestic natural gas and oil properties.

As mentioned earlier, in June 2004, KeySpan exchanged 10.8 million shares of Houston Exploration common stock for 100% of the stock of Seneca-Upshur Petroleum, Inc., then a wholly owned subsidiary of Houston Exploration. This transaction reduced our interest in Houston Exploration from 55% to the current level of 23.5%. As part of this transaction, Houston Exploration, retired 4.6 million of its common shares and issued 6.8 million new shares in a public offering. Based on Houston Exploration's announced offering price of $48.00 per share, Seneca-Upshur's shares were valued at the equivalent of $449 million, or $41.57 per share. Seneca-Upshur's assets consisted of West Virginia producing properties valued at $60 million, and $389 million in cash. This transaction resulted in a gain to KeySpan of $150.1 million. Effective June 1, 2004, Houston Exploration's earnings and our ownership interest in Houston Exploration have been accounted for on the equity method of accounting. The deconsolidation of Houston Exploration required the recognition of certain deferred taxes on our remaining investment resulting in a deferred tax expense of $44.1 million. Therefore, the net gain on the share exchange, less the deferred tax provision on the remaining investment, was $106.0 million, or $0.66 per share.

Selected financial data and operating statistics for our gas exploration and production activities are set forth in the following table for the periods indicated. Operating income below represents 100% of our gas exploration and production subsidiaries' results for the five months ended May 31, 2004 and four month of equity earnings for our 23.5% interest in Houston Exploration.

-----------------------------------------------------------------------------------------------------------------------------------
                                                       Three Months Ended September 30,           Nine Months Ended September 30,
(In Thousands of Dollars)                                2004                    2003             2004                      2003
-----------------------------------------------------------------------------------------------------------------------------------
Revenues                                             $  4,975                $ 123,052         $ 276,320                 $ 373,774
Less: Depletion and amortization expense                1,279                   48,641           107,738                   145,559
         Full cost ceiling test write-down                  -                        -            48,190                         -
         Other operating expenses                       1,704                   23,416            47,449                    71,482
Plus: Equity earnings                                  10,340                        -            12,885                         -
-----------------------------------------------------------------------------------------------------------------------------------
Operating Income                                     $ 12,332                $  50,995         $  85,828                 $ 156,733
-----------------------------------------------------------------------------------------------------------------------------------

The decline in operating income of $38.7 million for the three months ended September 30, 2004 and $70.9 million for the nine months ended September 30, 2004, compared to the corresponding periods in 2003, reflects the reduction in KeySpan's ownership interest in Houston Exploration. As mentioned earlier, in 2003 KeySpan maintained a 55% ownership interest in Houston Exploration compared to an approximate 23.5% interest since June 2, 2004. Further, the reduction in operating income for the nine months ended September 30, 2004 reflects the $48.2 million non-cash impairment charge recorded by KeySpan's wholly-owned gas exploration and production subsidiaries to reflect the reduced valuation of proved reserves. (See Note 10 to the Consolidated Financial Statements "Gas Exploration and Production Property - Depletion" for further details on the impairment charge.)

Seneca-Upshur utilizes over-the-counter ("OTC") natural gas index swaps to hedge the cash flow variability associated with forecasted sales of a portion of its natural gas production. At September 30, 2004, Seneca-Upshur has hedge positions in place for approximately 85% of its estimated remaining 2004 gas production, net of gathering related costs. Further, Seneca-Upshur has hedge positions in place for approximately 85% of its estimated 2005 through 2007 gas production, net of gathering costs. We use forward index prices to value these swap positions. (See Note 4 to the Consolidated Financial Statements "Hedging and Derivative Financial Instruments" for further details on the derivative financial instruments.)

This segment also consists of KeySpan Canada; our 20% interest in Iroquois Gas Transmission System LP ("Iroquois"); our wholly-owned 600,000 barrel liquefied natural gas ("LNG") storage and receiving facility located in Rhode Island ("KeySpan LNG"); and our 50% interest in Premier Transmission Limited located in Northern Ireland. In addition this segment has ownership interests in two proposed gas pipelines.

In April 2004, KeySpan and KeySpan Facilities Income Fund, which previously owned a 39.09% interest in KeySpan Canada, (the "Fund") entered into a transaction whereby the Fund sold 15.617 million units of the Fund at a price of CDN$12.60 per unit for gross total proceeds of approximately CDN$196.8 million. The proceeds of the offering were used by the Fund to acquire an additional 35.91% interest in KeySpan Canada (a KeySpan subsidiary with natural gas processing plants and gathering facilities in Western Canada) from KeySpan. We received net proceeds of approximately CDN$186.3 million (or approximately US$135 million), after commissions and expenses. As a result of the transaction the Fund's ownership in KeySpan Canada was increased from 39.1% to 75% and KeySpan's ownership of KeySpan Canada decreased to 25%. KeySpan recorded a gain of $22.8 million ($10.1 million after-tax, or $0.06 per share) on this transaction. Effective April 1, 2004, KeySpan Canada's earnings and our ownership interest in KeySpan Canada have been accounted for on the equity method of accounting.

In July 2004, the Fund issued an additional 10.7 million units, the proceeds of which were used to fund the acquisition of the midstream assets of Chevron Canada Midstream Inc. This transaction had the effect of further diluting KeySpan's ownership of KeySpan Canada to 17.4%.

Selected financial data and operating statistics for these energy-related investments are set forth in the following table for the periods indicated. Operating income below represents 100% of KeySpan Canada's results for three months ended March 31, 2004 and six months of equity earnings since April 2004.

-----------------------------------------------------------------------------------------------------------------------------------
                                                       Three Months Ended September 30,            Nine Months Ended September 30,
(In Thousands of Dollars)                                 2004                    2003               2004                    2003
-----------------------------------------------------------------------------------------------------------------------------------
Revenues                                                $ 5,066                $ 27,699           $ 41,631                $ 84,043
Less:  Operation and maintenance expense                  5,498                  16,709             28,077                  52,743
          Other operating expenses                        1,339                   5,708              8,538                  16,471
Plus:  Equity earnings                                    5,873                   2,727             17,457                  12,378
-----------------------------------------------------------------------------------------------------------------------------------
Operating Income                                        $ 4,102                $  8,009           $ 22,473                $ 27,207
-----------------------------------------------------------------------------------------------------------------------------------

The decrease in comparative operating income for both the quarter and nine months ended September 30, 2004 compared to same periods last year reflects our lower ownership interest in KeySpan Canada. Operating income from our other energy-related investments in 2004 was substantially the same as 2003.

We have stated in the past that we may sell or otherwise dispose of certain Energy Investments assets. Based on current market conditions, however, we cannot predict when, or if, additional sales or dispositions of these assets may take place, or the effect that any such additional sale or disposition may have on our financial position, results of operations or cash flows.

Allocated Costs

We are subject to the jurisdiction of the Securities and Exchange Commission ("SEC") under the Public Utility Holding Company Act ("PUHCA") as amended. As part of the regulatory provisions of PUHCA, the SEC regulates various transactions among affiliates within a holding company system. In accordance with the SEC's regulations under PUHCA and the New York State Public Service Commission, we have service companies that provide: (i) traditional corporate and administrative services; (ii) gas and electric transmission and distribution systems planning, marketing, and gas supply planning and procurement; and (iii) engineering and surveying services to subsidiaries. Operating income variations reflected in "eliminations and other" associated with these non-operating subsidiaries reflect, in part, allocation adjustments recorded in 2003. As required by the SEC, during the third quarter of 2003 we adjusted certain provisions in our allocation methodology that resulted in certain costs being allocated back to certain non-operating subsidiaries. Further, operating income variations are also due to the timing of certain corporate allocations.

Liquidity

Cash flow from operating activities increased $24.7 million, or 3%, for the nine months ended September 30, 2004 compared to the same time last year, reflecting the consolidation our newly created "captive" insurance company, which included $43.2 million of cash and short-term marketable securities. Comparative cash flow from operating activities also reflects the favorable impact of the timing of certain property tax payments, offset by lower cash flow from gas exploration and production activities due to the lower ownership interest.

KeySpan currently has funds invested outside the United States. We intend to repatriate approximately $200 million as a result of the passage, on October 26, 2004, of the American Jobs Creation Act of 2004. A significant provision of this Act as it relates to KeySpan is the 85% dividend deduction for dividends received from foreign corporations. The Act will allow KeySpan to tax-effectively bring these funds back into the United States.

At September 30, 2004, we had cash and temporary cash investments of $361.3 million. During the nine months ended September 30, 2004, we borrowed $93.5 million of commercial paper and, at September 30, 2004, $575.4 million of commercial paper was outstanding at a weighted-average annualized interest rate of 1.9%. We had the ability to borrow up to an additional $725 million at September 30, 2004, under the terms of our credit facility.

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

Under the terms of the credit agreements, KeySpan's debt-to-total capitalization ratio reflects 80% equity treatment for the MEDS Equity Units issued in May 2002. At September 30, 2004, consolidated indebtedness, as calculated under the terms of the credit agreements was 52.6% of consolidated capitalization.

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

Capital Expenditures and Financing

Construction Expenditures

The table below sets forth our construction expenditures by operating segment for the periods indicated:

-----------------------------------------------------------------------------
                                          Nine Months Ended September 30,
(In Thousands of Dollars)              2004                            2003
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
Gas Distribution                    $ 295,995                      $ 274,702
Electric Services                     104,443                        200,425
Energy Investments                    150,586                        235,322
Energy Services and other              12,183                          9,768
-----------------------------------------------------------------------------
                                    $ 563,207                      $ 720,217
-----------------------------------------------------------------------------


Construction expenditures related to the Gas Distribution segment are primarily for the renewal, replacement and expansion of the distribution system. Construction expenditures for the Electric Services segment reflect costs: (i) to maintain our generating facilities; and (ii) construct the Ravenswood Expansion. Construction expenditures related to the Energy Investments segment primarily reflect costs associated with gas exploration and production activities, including those of Houston Exploration through May 31, 2004, as well as costs related to KeySpan Canada's gas processing facilities through April 1, 2004.

Financing

In August 2004, KeySpan redeemed approximately $758 million of outstanding debt. KeySpan incurred $54.5 million in call premiums associated with this redemption, of which $45.9 million was expensed and recorded in other income and deductions on the Consolidated Statement of Income. The remaining call premiums have been deferred for future recovery. Further, KeySpan wrote-off $8.2 million of previously deferred financing costs which have been reflected in interest expense on the Consolidated Statement of Income. (See Note 9 to the Consolidated Financial Statements "Long-Term Debt and Commercial Paper for additional details of this transaction.)

Also during the third quarter of 2003, KEDNY retired a portion, $8.0 million, of its outstanding Gas Facilities Revenue Bonds. The funds used to retire this debt were drawn from a special deposit defeasance trust previously established by KEDNY. Approximately $640 million of Gas Facilities Revenue Bonds remain outstanding.

In August 2004, KeySpan redeemed 83,268 shares of preferred stock 6.00% Series A par value $100 that were previously issued in a private placement. KeySpan redeemed these shares at a 2% premium and incurred a cash expenditure of $8.5 million.

During the second quarter of 2004, KeySpan entered into a leveraged lease financing arrangement associated with the Ravenswood Expansion. In May 2004, the facility was acquired by a lessor from our subsidiary, KeySpan Ravenswood, LLC, and simultaneously leased back to that subsidiary. All of the obligations of our subsidiary under the lease have been unconditionally guaranteed by KeySpan. This lease transaction generated cash proceeds of $385 million, before transaction costs, which approximates fair market value of the facility, as determined by a third-party appraiser. (See Note 6 to the Consolidated Financial Statements, "Financial Guarantees and Contingencies" for additional information regarding this financing arrangement.)

In October, KeySpan filed a new universal shelf Registration Statement to issue, from time to time, up to $3 billion in securities. We will continue to evaluate our capital structure and financing strategy for the remainder of 2004 and beyond.

The following table represents the ratings of our long-term debt at September 30, 2004. Currently, Standard & Poor's and Moody's Investor Services ratings on KeySpan's and its subsidiaries' long-term debt are on negative outlook.

-----------------------------------------------------------------------------------------------
                              Moody's Investor           Standard
                                  Services               & Poor's            FitchRatings
-----------------------------------------------------------------------------------------------
KeySpan Corporation                  A3                     A                     A-
KEDNY                               N/A                     A+                    A+
KEDLI                                A2                     A+                    A-
Boston Gas                           A2                     A                     N/A
Colonial Gas                         A2                     A+                    N/A
KeySpan Generation                   A3                     A                     N/A
-----------------------------------------------------------------------------------------------


Off-Balance Sheet Arrangements

Guarantees

KeySpan has a number of financial guarantees with its subsidiaries that have remained substantially unchanged since December 31, 2003. At September 30, 2004, KeySpan had fully and unconditionally guaranteed: (i) $525 million of medium-term notes issued by KEDLI; (ii) the obligations of KeySpan Ravenswood LLC, which is the lessee under the $425 million Master Lease associated with the Ravenswood Facility and the lessee under the sale/leaseback transaction; and
(iii) the payment obligations of our subsidiaries related to $128 million of tax-exempt bonds issued through the Nassau County and Suffolk County Industrial Development Authorities for the construction of two electric-generation peaking facilities on Long Island. The medium-term notes, the Master Lease and the tax-exempt bonds are reflected on the Consolidated Balance Sheet; the sale/leaseback transaction is not recorded on the Consolidated Balance Sheet. Further, KeySpan has guaranteed: (i) up to $269 million of surety bonds associated with certain construction projects currently being performed by subsidiaries within the Energy Services segment; (ii) certain supply contracts, margin accounts and purchase orders for certain subsidiaries in an aggregate amount of $77 million; and (iii) $74 million of subsidiary letters of credit. These guarantees are not recorded on the Consolidated Balance Sheet. At this time, we have no reason to believe that our subsidiaries will default on their current obligations. However, we cannot predict when or if any defaults may take place or the impact such defaults may have on our consolidated results of operations, financial condition or cash flows. (See Note 6 to the Consolidated Financial Statements, "Financial Guarantees and Contingencies" for additional information regarding KeySpan's guarantees.)

Contractual Obligations

KeySpan has certain contractual obligations related to its outstanding long-term debt, outstanding credit facility borrowings, outstanding commercial paper borrowings, operating and capital leases, and demand charges associated with certain commodity purchases. Except for the recent sale/leaseback transaction associated with the Ravenswood Expansion and the recent debt redemption, both previously noted, these obligations have remained substantially unchanged since December 31, 2003. Cash obligations associated with the sale/leaseback transaction are anticipated to be: (i) $2.7 million for the remainder of 2004;
(ii) $69.4 million for fiscal years 2005 through 2007; (iii) $73.4 million for fiscal years 2008 and 2009; and (iv) $465.1 million thereafter. Cash interest savings as a result of the recent debt redemption are estimated to be (i) $13.9 million for the remainder of 2004; (ii) $65.3 million for fiscal years 2005 through 2007; (iii) $9.3 million for fiscal years 2008 and 2009; and (iv) $53.2 million thereafter. (For additional details regarding these obligations see KeySpan's Annual Report on Form 10-K for the Year Ended December 31, 2003, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, Note 6 "Long-Term Debt," as well as Note 7 to those Consolidated Financial Statements "Contractual Obligations, Financial Guarantees and Contingencies.")

Discussions of Critical Accounting Policies and Assumptions

In preparing our financial statements, the application of certain accounting policies requires difficult, subjective and/or complex judgments. The circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the impact of matters that are inherently uncertain. Actual effects on our financial position and results of operations may vary significantly from expected results if the judgments and assumptions underlying the estimates prove to be inaccurate. At September 30, 2004, KeySpan's critical accounting policies and assumptions have remained substantially unchanged since December 31, 2003. Below is a brief discussion of those critical accounting policies requiring such subjectivity. For a more detailed discussion of these policies and assumptions see KeySpan's Annual Report on Form 10-K for the Year Ended December 31, 2003, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations "Discussion of Critical Accounting Policies and Assumptions."

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

Valuation of Goodwill

KeySpan records goodwill on purchase transactions, representing the excess of acquisition cost over the fair value of net assets acquired. In testing for goodwill impairment under SFAS 142 "Goodwill and Other Intangible Assets", significant reliance is placed upon a number of estimates regarding future performance that require broad assumptions and significant judgment by management. A change in the fair value of our investments could cause a significant change in the carrying value of goodwill.

In connection with the preparation of third quarter financial statements, KeySpan conducted an evaluation of the carrying value of goodwill recorded in its Energy Services segment. As prescribed in SFAS 142, KeySpan is required to compare the fair value of a reporting unit to its carrying amount, including goodwill. This evaluation is required to be performed at least annually, unless facts and circumstances indicated that the evaluation should be performed at an interim period during the year. Prior to this evaluation, the recorded goodwill for the Energy Services segment, as a result of prior acquisitions, was approximately $173 million.

As a result of an extremely competitive market and slugish economic conditions within the construction industry in the Northeastern United States, the Energy Services segment has experienced significantly lower operating profits and cash flows than originally projected. As previously reported, management has been reviewing the operating performance of this segment.. At a meeting held on November 2, 2004, KeySpan's Board of Directors authorized management to begin the process of disposing of a significant portion of its ownership interests in certain companies within the Energy Services segment - specifically those companies engaged in mechanical contracting activities. For the nine months ended September 30, 2004, the mechanical contracting activities contributed approximately 60% of the revenues recorded in the Energy Services segment.

Based upon the results through September 30, 2004 experienced by the Energy Services segment and management's opinion that it was likely that a significant portion of the Energy Services segment will be sold within the coming months, specifically the mechanical contracting companies, management concluded that KeySpan was required to evaluate the goodwill recorded in the Energy Services segment.

As a result of this interim evaluation, KeySpan recorded a non-cash goodwill impairment charge of $122.2 million ($90.4 million or $0.56 per share) in September 2004. KeySpan employed a combination of two methodologies in determining the estimated fair value for its investment in the Energy Services segment, a market valuation approach and an income valuation approach. Under the market valuation approach, KeySpan utilized a range of near-term potential realizable values for the mechanical contracting businesses. Under the income valuation approach, the fair value was obtained by discounting the sum of (i) the expected future cash flows and (ii) the terminal value. KeySpan was required to make certain significant assumptions, specifically the weighted-average cost of capital, short and long-term growth rates and expected future cash flows. Therefore, the significant assumptions used in this interim evaluation may change in future evaluations.

In addition, we will continue to evaluate the fair value of the mechanical contracting companies in relation to potential disposition alternatives and their carrying value. As a result of this evaluation we may also be required to write-down the carrying value of the mechanical contracting companies in an amount that can not currently be determined.

At this point in time, we are unable to predict if any additional impairment charges may be required for this segment, the timing of any such charges, the impact any such charges would have on our financial position and results of operations, or the timing of any sales of our ownership interest in certain companies operating in this segment. (See Note 12 to the Consolidated Financial Statements "Goodwill Impairment" for further details.)

Accounting for the Effects of Rate Regulation on Gas Distribution Operations

The financial statements of the Gas Distribution segment reflect the ratemaking policies and orders of the New York State Public Service Commission ("NYPSC"), the New Hampshire Public Utility Commission ("NHPUC"), and the MA DTE.

Four of our six regulated gas utilities (KEDNY, KEDLI, Boston Gas Company and EnergyNorth Natural Gas, Inc.) are subject to the provisions of SFAS 71, "Accounting for the Effects of Certain Types of Regulation." This statement recognizes the actions of regulators, through the ratemaking process, to create future economic benefits and obligations affecting rate-regulated companies.

In separate merger-related orders issued by the MA DTE, the base rates charged by Colonial Gas Company and Essex Gas Company have been frozen at their current levels for a ten-year period ending 2009. Due to the length of these base rate freezes, the Colonial and Essex Gas Companies had previously discontinued the application of SFAS 71.

As is further discussed under the caption "Regulation and Rate Matters," the rate plans previously in effect for KEDNY and KEDLI have expired. The continued application of SFAS 71 to record the activities of these subsidiaries is contingent upon the actions of regulators with regard to future rate plans. We are currently evaluating various options that may be available to us including, but not limited to, proposing new plans for KEDNY and KEDLI. The ultimate resolution of any future rate plans could have a significant impact on the application of SFAS 71 to these entities and, accordingly, on our financial position, results of operations and cash flows. However, management believes that currently available facts support the continued application of SFAS 71 and that all regulatory assets and liabilities are recoverable or refundable through the regulatory environment. It should be noted that the MA DTE approved a base revenue increase for the Boston Gas Company in the fourth quarter of 2003. (See the discussion under the caption "Regulation and Rate Matters" for additional information regarding the DTE's rate decision.)

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

Historically, we have funded our qualified pension plans in excess of the amount required to satisfy minimum ERISA funding requirements. At September 30, 2004, we had a funding credit balance in excess of the ERISA minimum funding requirements. Although we have presently exceeded ERISA funding requirements, our pension plans, on an actuarial basis, are currently underfunded. Therefore, for 2004, KeySpan expects to contribute a total of $142 million to its funded and unfunded post-retirement plans. Future funding requirements are heavily dependent on actual return on plan assets and prevailing interest rates and may vary from prior estimates. (In addition to Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations in KeySpan's Annual Report on Form 10-K for the Year Ended December 31, 2003, see also Note 4 of those Consolidated Financial Statements, "Postretirement Benefits.")

Full Cost Accounting

Our gas exploration and production subsidiaries use the full cost method to account for their natural gas and oil properties. Under full cost accounting, all costs incurred in the acquisition, exploration, and development of natural gas and oil reserves plus asset retirement obligations are capitalized into a "full cost pool." Capitalized costs include costs of all unproved properties, internal costs directly related to natural gas and oil activities, and capitalized interest.

Under full cost accounting rules, total capitalized costs are limited to a ceiling equal to the present value of future net revenues, discounted at 10%, plus the lower of cost or fair value of unproved properties less income tax effects (the "ceiling limitation"). A quarterly ceiling test is performed to evaluate whether the net book value of the full cost pool exceeds the ceiling limitation. If capitalized costs (net of accumulated depreciation, depletion and amortization) less deferred taxes are greater than the discounted future net revenues or ceiling limitation, a write-down or impairment of the full cost pool is required. At June 30, 2004, such a write-down was required for our wholly-owned gas exploration and production subsidiaries' full cost pool and we recorded a non-cash impairment charge of $48.2 million. (See Note 10 to the Consolidated Financial Statements "Gas Exploration and Production Property - Depletion" for additional details regarding this charge.)

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

Regulation and Rate Matters

Gas Matters

As of September 30, 2004, the rate agreements for KEDNY and KEDLI have expired. Under the terms of the KEDNY and KEDLI rate agreements, gas distribution rates and all other provisions will remain in effect until changed by the NYPSC. At this time, we are currently evaluating various options that may be available to us regarding the KEDNY and KEDLI rate plans, including but not limited to, proposing new rate plans.

Effective November 1, 2003, the MA DTE approved a $25.9 million increase in base revenues for the Boston Gas Company with an allowed return on equity of 10.2% reflecting an equal balance of debt and equity. On January 27, 2004, the MA DTE issued its order on Boston Gas Company's Motion for Recalculation, Reconsideration and Clarification that granted an additional $1.1 million in base revenues, for a total of $27 million. The MA DTE also approved a Performance Based Rate Plan (the "Plan") for up to ten years. On October 29, 2004, the MA DTE approved a base rate increase of $4.6 million under the Plan. In addition, an increase of $7.9 million in the local distribution adjustment clause was approved to recover pension and other postretirement costs.

For an additional discussion of our current gas distribution rate agreements, see KeySpan's Annual Report on Form 10-K for the Year Ended December 31, 2003,
Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations "Regulation and Rate Matters."

Electric Matters

KeySpan sells to LIPA all of the capacity and, to the extent requested, energy conversion services from our existing Long Island based oil and gas-fired generating plants. Sales of capacity and energy conversion services are made under rates approved by the Federal Energy Regulatory Commission ("FERC") in accordance with the Power Supply Agreement ("PSA") entered into between KeySpan and LIPA in 1998. The prior FERC approved rates, which had been in effect since May 1998, expired on December 31, 2003. KeySpan filed with the FERC an updated cost of service for the Long Island based generating plants in October 2003. The rate filing included, among other things, an annual revenue increase of 2.1% or approximately $6.4 million, a return on equity of 11%, updated operating and maintenance expense levels and recovery of certain other costs. FERC approved implementation of new rates starting January 1, 2004, subject to refund. Settlement negotiations with LIPA concluded in September 2004 and on October 1, 2004 the FERC approved the settlement reached between KeySpan and LIPA. Under the new Settlement Agreement, KeySpan is entitled to a return on equity of 9.5% with no revenue increase. The FERC approved updated operating and maintenance expense levels and recovery of certain other costs as agreed to by the parties.

Securities and Exchange Commission Regulation

KeySpan and certain of its subsidiaries are subject to the jurisdiction of the SEC under PUHCA. The rules and regulations under PUHCA generally limit the operations of a registered holding company to a single integrated public utility system, plus additional energy-related businesses. In addition, the principal regulatory provisions of PUHCA: (i) regulate certain transactions among affiliates within a holding company system including the payment of dividends by such subsidiaries to a holding company; (ii) govern the issuance, acquisition and disposition of securities and assets by a holding company and its subsidiaries; (iii) limit the entry by registered holding companies and their subsidiaries into businesses other than electric and/or gas utility businesses; and (iv) require SEC approval for certain utility mergers and acquisitions. As a result of the recent transactions with Houston Exploration and KeySpan Canada, these entities are no longer subject to SEC jurisdiction under PUHCA.

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

In addition, we have committed that during the Authorization Period, our common equity will be at least 30% of our consolidated capitalization and each of our utility subsidiaries' common equity will be at least 30% of such entity's capitalization. At September 30, 2004, KeySpan's consolidated common equity was 43% of its consolidated capitalization, including commercial paper, and each of its utility subsidiaries common equity was at least 40% of its respective capitalization.

On October 1, 2004, in accordance with its PUHCA authorization, KeySpan filed a new universal shelf registration statement on Form S-3 with the SEC for the issuance from time to time of up to $3.0 billion in securities.

Environmental Matters

KeySpan is subject to various federal, state and local laws and regulatory programs related to the environment. We estimate that the remaining cost of our manufactured gas plant ("MGP") related environmental cleanup activities, including costs associated with the Ravenswood facility, will be approximately $247.5 million and we have recorded a related liability for such amount. We have also recorded an additional $22.0 million liability representing the estimated environmental cleanup costs related to a former coal tar processing facility. Further, as of September 30, 2004, we have expended a total of $124.5 million on environmental remediation. (See Note 6 to the Consolidated Financial Statements, "Financial Guarantees and Contingencies".)

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

KeySpan is exposed to price risk due to investments in equity and debt securities held to fund benefit payments for various employee pension and other postretirement benefit plans. To the extent that the value of investments held change, or long-term interest rates change, the effect will be reflected in KeySpan's recognition of periodic cost of such employee benefit plans and the determination of the amount of cash to be contributed to the employee benefit plans.

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

We also have concentrations of credit risk from LIPA, our largest customer, and from other energy and financial services companies. Concentration of counterparty credit risk may impact overall exposure to credit risk in that our counterparties may be similarly impacted by changes in economic, regulatory or other considerations. We actively monitor the credit profile of our wholesale counterparties in derivative and other contractual arrangements, and manage our level of exposure accordingly. In instances where counterparties' credit quality has declined, or credit exposure exceeds certain levels, we may limit our credit exposure by restricting new transactions with the counterparty, requiring additional collateral or credit support and negotiating the early termination of certain agreements.

Regulatory Issues and Competitive Environment: We are subject to various other risk exposures and uncertainties associated with our gas and electric operations. The most significant contingency involves the evolution of the gas distribution and electric industries towards more competitive and deregulated environments. These risks have not changed substantially since December 31, 2003. The following discussion is an update to the issues discussed in KeySpan's Annual Report on Form 10-K for the Year Ended December 31, 2003.

Gas and electric Retail Competition

New York and Long Island

The NYPSC continues to conduct collaborative proceedings on ways to develop the competitive energy markets in New York. On July 13, 2001, the presiding officers in the case (the "Commission") issued their recommended decision ("RD"). At that time, the Commission set a timeframe of three to five years for the exit of utilities from the merchant function. Basic rate design issues were also established.

For the last several years, the Commission has been monitoring the progress of competition in the energy market. Based upon its findings of the current market and its continued desire to move toward fully competitive markets, the Commission, in August 2004, issued a second policy statement. The underlying vision remains unchanged. The items of importance in the new policy include:

o Elimination of a timeframe for the exit of utilities from the merchant function. Experience, time and maturation of each market/customer class will dictate the exit of utilities

o Acknowledgement that competitive commodity markets for the largest customers has occurred. However, workable competition for the mass markets (i.e. residential and small commercial customers) is taking longer and needs to be nurtured.

o Future rate filings must include a plan for facilitating customer migration to competitive markets and a fully embedded cost of service study that develops unbundled rates for the utility's delivery service and all potentially competitive services

o Utilities should avoid entering into long term capacity arrangements unless it is necessary for reliability and safety purposes

o Where markets are not workably competitive, the Commission must ensure that rates continue to be just and reasonable, and protect customers from price volatility.

Electric Industry

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Financially-Settled Commodity Derivative Instruments - Hedging Activities: From time to time, KeySpan subsidiaries have utilized derivative financial instruments, such as futures, options and swaps, for the purpose of hedging the cash flow variability associated with changes in commodity prices. KeySpan is exposed to commodity price risk primarily with regard to its gas distribution operations, gas exploration and production activities and its electric generating facilities. Our gas distribution operations utilize natural gas and fuel oil swaps to hedge the cash-flow variability of specified portions of gas purchases and sales associated with certain large-volume customers. Derivative financial instruments are employed by Houston Exploration to hedge cash flow variability associated with forecasted sales of natural gas. However, since Houston Exploration is no longer a consolidated subsidiary its derivative financial instruments are not reflected on the September 30, 2004 Consolidated Balance Sheet. Seneca-Upshur utilizes over-the-counter ("OTC") natural gas index swaps to hedge cash flow variability associated with forecasted sales of natural gas. The Ravenswood Projects use derivative financial instruments to hedge the cash flow variability associated with the purchase of a portion of natural gas and oil that will be consumed during the generation of electricity. The Ravenswood Projects also hedge the cash flow variability associated with a portion of peak electric energy sales.

KeySpan uses standard NYMEX futures prices to value gas futures and heating oil contracts and market quoted forward prices to value oil swap and natural gas basis swap contracts associated with its Ravenswood Projects and certain large-volume customers of our gas distribution operations. We also use market quoted forward prices to value electric derivatives associated with the Ravenswood Projects. Seneca-Upshur uses forward index prices to value its OTC swaps.

The following tables set forth selected financial data associated with these derivative financial instruments noted above that were outstanding at September 30, 2004.

-----------------------------------------------------------------------------------------------------------------------------------
                                              Year of          Volumes          Fixed               Current              Fair Value
      Type of Contract not updated            Maturity           mmcf           Price $              Price $               ($000)
-----------------------------------------------------------------------------------------------------------------------------------
              Gas
Swaps/Futures - Long Natural Gas                 2004             2,759       5.59 - 6.18          6.80 - 7.64               3,673
                                                 2005             2,749       6.74 - 7.01          7.99 - 8.03               3,048

OTC Swaps  - Short Natural Gas                   2004               338              5.99          7.06 - 7.91                (499)
                                                 2005               695              6.58          6.68 - 8.33              (1,065)
                                                 2006             1,884              6.17          6.07 - 7.32                (449)
                                                 2007             1,812              5.86          5.53 - 6.71                   4
-----------------------------------------------------------------------------------------------------------------------------------
                                                                 10,237                                                      4,712
-----------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
                                      Year of            Volumes            Fixed                Current              Fair Value
     Type of Contract                 Maturity           Barrels            Price $               Price $               ($000)
---------------------------------------------------------------------------------------------------------------------------------
        Oil
Swaps - Long Fuel Oil                    2004             34,000         24.85 - 34.40          34.00 - 35.60                180
                                         2005             84,000         24.65 - 34.40          35.21 - 36.36                347
                                         2006             12,000         30.80 - 34.40          34.15 - 35.41                 25

Swaps - Short Heating Oil                2004            628,038         49.98 - 50.19          58.21 - 58.25             (5,098)
                                         2005            765,451         52.63 - 55.23          57.31 - 58.13             (2,963)
---------------------------------------------------------------------------------------------------------------------------------
                                                       1,523,489                                                          (7,509)
---------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
                                     Year of                          Fixed Margin/           Current              Fair Value
     Type of Contract                Maturity           MWh             Price $                Price $               ($000)
------------------------------------------------------------------------------------------------------------------------------
       Electricity
Swaps - Energy                          2004           389,600        27.48 - 72.00         33.33 - 81.25            2,988
                                        2005           806,400        29.95 - 101.50        35.29 - 100.13            (710)

------------------------------------------------------------------------------------------------------------------------------
                                                     1,196,000                                                       2,278
------------------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------
                                                                     2004
Change in Fair Value of Derivative Instruments                      ($000)
---------------------------------------------------------------------------
Fair value of contracts at January 1, 2004                       $ (36,224)
Losses on contracts realized                                         3,979
Derivative balance that has been de-consolidated                    14,331
(Decrease) in fair value of all open contracts                      17,395
---------------------------------------------------------------------------
Fair value of contracts outstanding at September 30, 2004        $    (519)
---------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
(In Thousands of Dollars)
---------------------------------------------------------------------------------------------------
                                                         Fair Value of Contracts
---------------------------------------------------------------------------------------------------
                                           Mature Within                                   Total
Sources of Fair Value                        12 Months              Thereafter          Fair Value
---------------------------------------------------------------------------------------------------
Prices actively quoted                        $ (1,339)                    -              $ (1,339)
Prices based on models and
    other valuation methods                          -                     -                     -
Local published indicies                         1,207                  (387)                  820
---------------------------------------------------------------------------------------------------
                                              $   (132)               $ (387)             $   (519)
---------------------------------------------------------------------------------------------------


We measure the commodity risk of our derivative hedging instruments using a sensitivity analysis. Based on a sensitivity analysis as of September 30, 2004, a 10% increase in heating oil and natural gas prices would decrease the value of derivative instruments maturing in 2004 by $1.9 million, while the value of expected physical deliveries for the remainder of 2004 would be enhanced $2.5 million (net benefit to KeySpan of $0.6 million). A 10% decrease in heating oil and natural gas prices would enhance the value of derivative instruments maturing in 2004 by $1.9 million, while the value of expected physical deliveries for the remainder of 2004 would be decreased $2.5 million (net cost to KeySpan of $0.6 million).

Based on a sensitivity analysis as of September 30, 2004, a 10% increase in electricity and fuel prices would have an immaterial impact on the value of derivative instruments maturing in 2004, while the value of expected physical power production for the remainder of 2004 would be enhanced $1.2 million (net benefit to KeySpan of $1.2 million). A 10% decrease in electricity and fuel prices would have an immaterial impact on the value of derivative instruments maturing in 2004, while the value of expected physical power production would be reduced $1.2 million (net cost to KeySpan of $1.2 million).

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

The following table sets forth selected financial data associated with these derivative financial instruments that were outstanding at September 30, 2004.

------------------------------------------------------------------------------------------------------------------------------------
Type of             Year of     Volumes                                             Fixed           Current             Fair Value
Contract           Maturity       mmcf        Floor ($)          Ceiling ($)       Price ($)        Price ($)             ($000)
------------------------------------------------------------------------------------------------------------------------------------
Options               2004        3,940      5.00 - 6.00         5.00 - 7.00                -       6.80 - 7.64            1,950
                      2005        9,420      5.00 - 6.00         5.00 - 7.00                -       6.42 - 8.03            7,769
                      2006        2,480      5.00 - 6.00         5.50 - 6.75                        5.82 - 7.07              749
Swaps                 2004       16,140                -                   -      5.90 - 6.21       6.80 - 7.64           20,221
                      2005       38,230                -                   -      6.05 - 6.25       6.42 - 8.03           53,632
                      2006        6,260                -                   -      6.27 - 6.30       5.82 - 7.07            2,804
------------------------------------------------------------------------------------------------------------------------------------
                                 76,470                                                                                   87,125
------------------------------------------------------------------------------------------------------------------------------------

See Note 4 to the  Consolidated  Financial  Statements  "Hedging and  Derivative
Financial   Instruments"  for  a  further  description  of  all  our  derivative instruments.

Item 4. Controls and Procedures

KeySpan maintains "disclosure controls and procedures," as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed by KeySpan in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to KeySpan's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

An evaluation of the effectiveness of KeySpan's disclosure controls and procedures as of September 30, 2004 was conducted under the supervision and with the participation of KeySpan's Chief Executive Officer and Chief Financial Officer. Based on that evaluation, KeySpan's Chief Executive Officer and Chief Financial Officer have concluded that KeySpan's disclosure controls and procedures were adequate and designed to ensure that material information relating to KeySpan and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared. Furthermore, there has been no change in KeySpan's internal control over financial reporting, identified in connection with the evaluation of such control, that occurred during KeySpan's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, KeySpan's internal control over financial reporting. Refer to the Certifications by KeySpan's Chief Executive Officer and Chief Financial Officer filed as exhibits 31.1 and 31.2 to this report.

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

                                                 KEYSPAN CORPORATION
                                                 -------------------
                                                    (Registrant)



Date: November 4, 2004                         /s/ Gerald Luterman
                                               ------------------------
                                               Gerald Luterman
                                               Executive Vice President and
                                               Chief Financial Officer