Form 10-K
period 2004-12-31
KEYSPAN CORP
filed 2005-03-02
CIK 1062379

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

                   For the fiscal year ended December 31, 2004

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

     As of June 30, 2004, the aggregate market value of the common stock held by non-affiliates (160,169,624 shares) of the registrant was $5,878,225,201 based on the closing price of the New York Stock Exchange on such date, of $36.10 per share. For purposes of this computation, all officers and directors of the registrant are deemed to be affiliates.

     As of February 15, 2005, there were 160,818,311 shares of common stock, $.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement dated on or about March 29, 2005 is incorporated by reference into Part III hereof.

                               KEYSPAN CORPORATION
                               INDEX TO FORM 10-K

                                                                                                                     Page
                                                                                                                     ----
                                     PART I
Item 1.           Business...............................................................................................1
Item 2.           Properties........................................................................................... 33
Item 3.           Legal Proceedings.....................................................................................33
Item 4.           Submission of Matters to a Vote of Security Holders...................................................33

                                     PART II
Item 5.           Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of
                   Equity Securities....................................................................................34
Item 6.           Selected Financial Data...............................................................................36
Item 7.            Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.................................................................................37
Item 7A.          Quantitative and Qualitative Disclosures About Mark Risk..............................................90
Item 8.           Financial Statements and Supplementary Data...........................................................93
Item 9.           Changes in and Disagreements with Accountants on Accounting and
                   Financial Disclosure................................................................................172
Item 9A.          Controls and Procedures..............................................................................172
Item 9B.          Other Information....................................................................................173

                                    PART III
Item 10.          Directors and Executive Officers of the Registrant...................................................175
Item 11.          Executive Compensation...............................................................................175
Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.......175
Item 13.          Certain Relationships and Related Transactions.......................................................175
Item 14.          Principal Accountant Fees and Services...............................................................175
Item 15.          Exhibits and Financial Statement Schedules ..........................................................176

                                     PART I

Item 1. Business

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

The Gas Distribution segment consists of our six regulated gas distribution subsidiaries, which operate in New York, Massachusetts and New Hampshire and serve approximately 2.6 million customers.

The Electric Services segment consists of subsidiaries that manage the electric transmission and distribution ("T&D") system owned by the Long Island Power Authority ("LIPA"); provide generating capacity and, to the extent required, energy conversion services for LIPA from our approximately 4,200 megawatts of generating facilities located on Long Island; and manage fuel supplies for LIPA to fuel our Long Island generating facilities. The Electric Services segment also includes subsidiaries that own, lease and operate the 2,450 megawatt Ravenswood electric generation facility (the "Ravenswood Facility"), located in Queens County in New York City, which includes the 250 megawatt combined cycle generating unit which began full commercial operation in May 2004, as well as market generating capacity and energy to commercial retail customers.

The Energy Services segment provides energy-related and fiber optic services to customers primarily located within the Northeastern United States, with concentrations in the New York City and Boston metropolitan areas through various subsidiaries that operate under the following principal two lines of business: (i) Home Energy Services; and (ii) Business Solutions. Management has been reviewing the operating performance of this segment, which has experienced significantly lower operating profits than originally projected. In January and February of 2005, we disposed of our ownership interests in the companies engaged in mechanical contracting activities.

The Energy Investments segment includes: (i) gas exploration and production activities; (ii) domestic pipelines and gas storage facilities; and (iii) natural gas pipeline activities in the United Kingdom.

KeySpan's strategic vision is to be the premier energy company in the Northeastern United States. KeySpan is the largest gas distribution company in the Northeast and the fifth largest in the United States. KeySpan's size and scope enables us to provide enhanced cost-effective customer service; to offer our existing customers other services and products by building upon our existing customer relationships; and to capitalize on growth opportunities for natural gas expansion in the Northeast by expanding our infrastructure, primarily on Long Island and in New England.

Certain statements contained in this Annual Report on Form 10-K concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical facts, are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Without limiting the foregoing, all statements under the captions "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings, pursuit of potential acquisition opportunities and sources of funding, are forward-looking statements. Such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties, and actual results may differ materially from those discussed in such statements.

The risks, uncertainties and factors that could cause actual results to differ materially include but are not limited to:

-    volatility of fuel prices used to generate electricity;

-    fluctuations in weather and in gas and electric prices;

-    general economic conditions, especially in the Northeast United States;

-    our  ability  to  successfully   manage  our  cost  structure  and  operate
     efficiently;

- our ability to successfully contract for natural gas supplies required to meet the needs of our customers;

- implementation of new accounting standards or changes in accounting standards or GAAP which may require adjustment to financial statements;

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

-    retention of key personnel;

- federal, state and local regulatory initiatives that threaten cost and investment recovery, and place limits on the type and manner in which we invest in new businesses and conduct operations;

- the impact of federal, state and local utility regulatory policies and orders on our regulated and unregulated businesses;

- potential write-down of our investment in natural gas properties when natural gas prices are depressed or if we have significant downward revisions in our estimated proved gas reserves;

-    competition facing our unregulated Energy Services businesses;

- the degree to which we develop unregulated business ventures, as well as federal and state regulatory policies affecting our ability to retain and operate such business ventures profitably;

-    change in political conditions, acts of war or terrorism;

- a change in the fair market value of our investments that could cause a significant change in the carrying value of such investments or the carrying value of related goodwill;

- timely receipts of payments from LIPA and the New York Independent System Operator ("NYISO"), our two largest customers;

- the outcome of LIPA's strategic business options study, pertaining to its long-term future which include, as stated by LIPA, whether or not LIPA will continue its operations as they presently exist, fully municipalize or privatize, sell some, but not all of its assets and/or become a regulator of rates and services, or merge with one or more utilities. In addition, LIPA must make a determination by May 28, 2005, as to whether it will purchase our interest in KeySpan Generation LLC, the owner of our Long Island (excluding the Glenwood and Port Jefferson Energy Center units) generating assets, pursuant to the terms of the Generation Purchase Rights Agreement; and

- other risks detailed from time to time in other reports and other documents filed by KeySpan with the Securities and Exchange Commission ("SEC").

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

KeySpan's principal executive offices are located at One MetroTech Center, Brooklyn, New York 11201 and 175 East Old Country Road, Hicksville, New York 11801, and its telephone numbers are (718) 403-1000 (Brooklyn) and (516) 755-6650 (Hicksville). KeySpan makes available free of charge on or through its website, http://www.keyspanenergy.com (Investor Relations section), its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

KeySpan has adopted a Code of Ethics applicable to its Chief Executive Officer and Senior Financial Officers, and has an Ethical Business Conduct Statement applicable to all directors, officers and employees of the Company as required by securities rules and regulations.

KeySpan's Code of Ethics, Ethical Business Conduct Statement, Corporate Governance Guidelines, the Corporate Governance and Nominating Committee Charter, the Compensation and Management Development Committee Charter, the Audit Committee Charter and the Executive Committee Charter (collectively, "Committee Charters") can each be found on the Investor Relations section of KeySpan's website (http://www.keyspanenergy.com) and provide information on the framework and high standards set by the Company relating to its corporate governance and business practices. Additionally, these documents are available in print to any shareholder requesting a copy. The Code of Ethics, Ethical Business Conduct Statement, Corporate Governance Guidelines and Committee Charters have all been approved by the Board of Directors and are vital to securing the confidence of KeySpan's shareholders, customers, employees, governmental authorities and the investment community.

                            Gas Distribution Overview

Our gas distribution activities are conducted by our six regulated gas distribution subsidiaries, which operate in three states in the Northeast: New York, Massachusetts and New Hampshire. We are the fifth largest gas distribution company in the United States and the largest in the Northeast, with approximately 2.6 million customers served within an aggregate service area covering 4,273 square miles. In New York, The Brooklyn Union Gas Company, doing business as KeySpan Energy Delivery New York ("KEDNY") provides gas distribution services to customers in the New York City Boroughs of Brooklyn, Queens and Staten Island; and KeySpan Gas East Corporation doing business as KeySpan Energy Delivery Long Island ("KEDLI") provides gas distribution services to customers in the Long Island Counties of Nassau and Suffolk and the Rockaway Peninsula of Queens County. In Massachusetts, Boston Gas provides gas distribution services in eastern and central Massachusetts; Colonial Gas provides gas distribution services on Cape Cod and in eastern Massachusetts; and Essex Gas provides gas distribution services in eastern Massachusetts. In New Hampshire, EnergyNorth provides gas distribution services to customers principally located in central New Hampshire. Our New England gas companies all do business as KeySpan Energy Delivery New England ("KEDNE").

In New York, there are two separate, but contiguous service territories served by KEDNY and KEDLI, comprising approximately 1,417 square miles, and 1.68 million customers. In Massachusetts, Boston Gas, Colonial Gas and Essex Gas serve three contiguous service territories consisting of 1,934 square miles and approximately 792,000 customers. In New Hampshire, EnergyNorth has a service territory that is contiguous to Colonial Gas' and ranges from within 30 to 85 miles of the greater Boston area. EnergyNorth provides service to approximately 80,000 customers over a service area of approximately 922 square miles. Collectively, KeySpan owns and operates gas distribution, transmission and storage systems that consist of approximately 23,336 miles of gas mains and distribution pipelines.

Natural gas is offered for sale to residential and small commercial customers on a "firm" basis, and to most large commercial and industrial customers on either a "firm" or "interruptible" basis. "Firm" service is offered to customers under tariffed schedules or contracts that anticipate no interruptions, whereas "interruptible" service is offered to customers under tariffed schedules or contracts that anticipate and permit interruption on short notice, generally in peak-load seasons or for system reliability reasons. We maintain a diverse portfolio of firm gas supply, storage and pipeline transportation capacity contracts to adequately serve the requirements of our gas sales customers, to maintain system reliability and system operations, and to meet our obligation to serve. We also engage in the use of derivative financial instruments from time to time to reduce the cash flow volatility associated with the purchase price for a portion of future natural gas purchases.

KeySpan actively promotes a competitive retail gas market by offering tariff firm transportation services to firm gas customers who elect to purchase their gas supplies from natural gas marketers rather than from the utility. KeySpan further facilitates competition by releasing its pipeline transportation capacity and offering bundled gas supply to natural gas marketers that would otherwise not be able to obtain their own capacity, and are not participants of mandatory capacity assignment programs in Massachusetts and New Hampshire.

KeySpan also participates in interstate markets by releasing pipeline capacity and by selling bundled gas services to customers located outside of our service territory ("off-system" customers).

KeySpan purchases natural gas for firm gas customers under both long and short-term supply contracts, as well as on the spot market, and utilizes its firm pipeline transportation contracts to transport the gas from the point of purchase to the market. KeySpan also contracts for firm capacity in natural gas underground storage facilities to store gas during the summer for later withdrawal during the winter heating season when gas customer demand is higher. KeySpan also contracts for firm winter peaking supplies to meet firm gas customer demand on the coldest days of the year.

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

New York Gas Distribution System - KEDNY and KEDLI Supply and Storage

KEDNY and KEDLI have firm long-term contracts for the purchase of transportation and underground storage services. Gas supplies are purchased under long- and short-term firm contracts, as well as on the spot market. Gas supplies are transported by interstate pipelines from domestic and Canadian supply basins. Peaking supplies are available to meet system requirements on the coldest days of the winter season.

Peak-Day Capability. The design criteria for the New York gas system assumes an average temperature of 0(0)F for peak-day demand. Under such criteria, we estimate that the requirements to supply our firm gas customers would amount to approximately 2,115 MDTH (one MDTH equals 1,000 DTH or 1 billion British Thermal Units) of gas for a peak-day during the 2004/05 winter season and that the gas available to us on such a peak-day amounts to approximately 2,190 MDTH. The highest sendout day most recently experienced occurred on January 18, 2005 in which the demand of the firm New York customers was 1839 MDTH, and the average temperature was 13(0)F. Our New York firm gas peak-day capability is summarized in the following table:

                                               MDTH per
Source                                            day                         % of Total
----------------------------------      -------------------------       ------------------------
Pipeline                                          822                             38%
Underground Storage                               798                             36%
Peaking Supplies                                  570                             26%
                                                  ---                             ---
Total                                           2,190                            100%
                                         =========================       ========================

Pipelines. Our New York-based gas distribution utilities purchase natural gas for sale under contracts with suppliers with natural gas located in domestic and Canadian supply basins and arrange for its transportation to our facilities under firm long-term contracts with interstate pipeline companies. For the 2004/05 winter, approximately 80% of our New York natural gas supply was available from domestic sources and 20% from Canadian sources. We have available under firm contract 822 MDTH per day of year-round and seasonal pipeline transportation capacity. Major providers of interstate pipeline capacity and related services to us include: Transcontinental Gas Pipe Line Corporation ("Transco"), Texas Eastern Transmission Corporation ("Tetco"), Iroquois Gas Transmission System, L.P. ("Iroquois"), Tennessee Gas Pipeline Company ("Tennessee"), Dominion Transmission Incorporated ("Dominion"), and Texas Gas Transmission Company.

Underground Storage. In order to meet winter demand in our New York service territories, we also have long-term contracts with Transco, Tetco, Tennessee, Dominion, Equitrans, Inc., National Fuel and Honeoye Storage Corporation ("Honeoye") for underground storage capacity of 60,456 MDTH and 798 MDTH per day of maximum deliverability.

Peaking Supplies. In addition to the pipeline and underground storage supply, we supplement our winter supply portfolio with peaking supplies that are available on the coldest days of the year to economically meet the increased requirements of our heating customers. Our peaking supplies include: (i) two liquefied natural gas ("LNG") plants; (ii) peaking supply contracts with five dual-fuel power producers located in our franchise areas; and (iii) three peaking supply contracts with suppliers located outside our franchise area. For the 2004/05 winter season, we have the capability to provide a maximum peaking supplies of 570 MDTH on excessively cold days. The LNG plants provide us with peak-day capacity of 394 MDTH and winter season availability of 2,053 MDTH. The peaking supply contracts with the five dual fuel power producers provide us with peak-day capacity of 176 MDTH and winter season availability of 4,146 MDTH.

Gas Supply Management. We have an agreement with Coral Resources, L.P. ("Coral"), a subsidiary of Shell Oil Company, under which Coral assists in the origination, structuring, valuation and execution of energy-related transactions on behalf of KEDNY and KEDLI which expires on March 31, 2005. Upon expiration of the agreement with Coral, we will perform these services with our own staff.

Gas Costs. The current gas rate structure of each of these companies includes a gas adjustment clause pursuant to which variations between actual gas costs incurred and gas costs billed are deferred and subsequently refunded to or collected from firm customers.

Deregulation. Regulatory actions, economic factors and changes in customers and their preferences continue to reshape our gas operations. A number of customers currently purchase their gas supplies from natural gas marketers and then contract with us for local transportation, balancing and other unbundled services. In addition, our New York gas distribution companies release firm capacity on our interstate pipeline transportation contracts to natural gas marketers to ensure the marketers' gas supply is delivered on a firm basis and in a reliable manner. As of January 1, 2005, approximately 105,334 gas customers on the New York gas distribution system are purchasing their gas from marketers. However, net gas revenues are not significantly affected by customers opting to purchase their gas supply from other sources since delivery rates charged to transportation customers generally are the same as delivery rates charged to sales service customers.

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

Peak-Day Capability. The design criteria for our New England gas systems assumes a level of 78 effective degree days in Massachusetts and 80 effective degree days in New Hampshire for peak-day demand. Under such criteria, KEDNE estimates that the requirements to supply their firm gas customers would amount to approximately 1,351 MDTH of gas for a peak-day during the 2004/2005 winter season. The gas available to KEDNE on such a peak-day amounts to 1,420 MDTH. KEDNE estimates an additional 105 MDTH of on-system throughput on behalf of its transportation-only customers for a total peak-day throughput estimate of 1,456 MDTH.

The highest daily throughput, which includes both firm sales and firm transportation, to our New England customers was 1,420 MDTH, which occurred on January 15, 2004 at a level of 80 effective degree days. The total throughput of 1,420 MDTH exceeded the design day throughput estimate by two and one-half percent (2.5%). KEDNE has sufficient gas supply available to meet the requirements of their firm gas customers for the 2004/2005 winter season. The firm gas supply peak-day capability of KEDNE for its firm customers is summarized in the following table:

                                                  MDTH per
Source                                               day                       % of Total
-------------------------------------      -------------------------      -------------------------
Pipeline                                             500                             35%
Underground Storage                                  248                             18%
Peaking Supplies                                     672                             47%
                                                   -----                            ----
Total                                              1,420                            100%
                                           =========================     =========================

Pipelines. Our New England based gas distribution utilities purchase natural gas for sale under contracts with suppliers with natural gas located in domestic and Canadian supply basins and arrange for transportation to their facilities under firm long-term contracts with interstate pipeline companies. We have available under firm contract 500 MDTH per day of year-round and seasonal transportation capacity. Major providers of interstate pipeline capacity and related services to the KEDNE companies include: Tetco, Iroquois, Maritimes and Northeast Pipelines, Tennessee, Algonquin Gas Transmission Company and Portland Natural Gas Transmission System.

Underground Storage. In order to meet our winter demand in the New England service territories, KEDNE has long-term contracts with Tetco, Tennessee, Dominion, National Fuel Gas Supply Corporation and Honeoye for underground storage capacity of 23,280 MDTH and 248 MDTH per day of maximum deliverability.

Peaking Supplies. The KEDNE gas supply portfolio is supplemented with peaking supplies that are available on the coldest days throughout the winter season in order to economically meet the increased requirements of our heating customers. Peaking supplies include gas provided by both LNG and propane air plants located within the distribution system, as well as four leased facilities located in Providence, Rhode Island, and Lynn, Salem and Everett, Massachusetts. For the 2004/2005 winter season, on a peak-day, KEDNE has access to 672 MDTH of peaking supplies, 47% of peak-day supply.

Gas Supply Management. The New England based gas distribution subsidiaries operate under portfolio management contracts with Merrill Lynch Commodities, formerly Entergy Koch Trading, LP, ("Merrill Lynch") that will expire on March 31, 2006. Merrill Lynch provides the majority of the city gate supply requirements to the four New England gas distribution companies (Boston Gas, Colonial Gas, Essex Gas and EnergyNorth) at market prices and manages upstream capacity, underground storage and supply contracts.

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

                           Electric Services Overview

We are the largest electric generator in New York State. Our subsidiaries own and operate 5 large generating plants and 10 smaller facilities which are comprised of 57 generating units in Nassau and Suffolk Counties on Long Island and the Rockaway Peninsula in Queens. In addition, we own, lease and operate the Ravenswood Generating Station located in Queens County, which is the largest generating facility in New York City. Ravenswood is comprised of 3 large steam-generating units, a recently completed 250 MW combined cycle generating unit and 17 gas turbine generators. We also operate and maintain a 55 MW gas turbine unit in Greenport, Long Island under an agreement with Hawkeye Energy Greenport, LLC.

As more fully described below, we: (i) provide to LIPA all operation, maintenance and construction services and significant administrative services relating to the Long Island electric transmission and distribution ("T&D") system pursuant to a management services agreement (the "MSA"); (ii) supply LIPA with electric generating capacity, energy conversion and ancillary services from our Long Island generating units pursuant to a power supply agreement (the "PSA") and other long-term agreements through which we provide LIPA with approximately two-thirds of its customers energy needs; and (iii) manage all aspects of the fuel supply for our Long Island generating facilities, as well as all aspects of the capacity and energy owned by or under contract to LIPA pursuant to an energy management agreement (the "EMA"). We also purchase energy, capacity and ancillary services in the open market on LIPA's behalf under the EMA. Each of the MSA, PSA and EMA became effective on May 28, 1998 and are collectively referred to herein as the "LIPA Agreements." In addition, pursuant to power purchase agreements with LIPA, we supply electric capacity and energy from four gas turbine units installed in 2002 at our Glenwood and Port Jefferson sites. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - "Electric Services - Revenue Mechanisms" for a further discussion of these matters.

Generating Facility Operations

In June 1999, we acquired the 2,200 MW Ravenswood Facility located in New York City from Consolidated Edison Company of New York, Inc. ("Consolidated Edison") for approximately $597 million. In order to reduce our initial cash requirements to finance this acquisition, we entered into an arrangement with an unaffiliated variable interest entity through which we lease a portion of the Ravenswood Facility. Under the arrangement, the variable interest entity acquired a portion of the facility directly from Consolidated Edison and leased it to our wholly owned subsidiary, KeySpan-Ravenswood, LLC ("KSR"). For more information concerning this lease arrangement, see discussion concerning the Financial
Accounting Standards Board issued Interpretation No. 46 in Note 7 to the Consolidated Financial Statements, "Contractual Obligations, Financial Guarantees and Contingencies."

In 2004, we completed the construction of a 250 MW combined cycle generating unit at the Ravenswood Facility (the "Ravenswood Expansion"), thereby increasing the total electric capacity of the Ravenswood Facility to 2,450 MW. In mid-May 2004, the Ravenswood Expansion began full commercial operations. To finance the Ravenswood Expansion, we entered into a leveraged lease financing arrangement pursuant to which the Ravenswood Expansion was acquired by an unaffiliated lessor from KSR and simultaneously leased back to it. This lease transaction qualifies as an operating lease under SFAS 98. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - "Electric Services Revenue Mechanisms" for a further discussion of these matters.

The Ravenswood Facility, including the Ravenswood Expansion, sells capacity, energy and ancillary services into the NYISO electricity market at market-based rates, subject to mitigation. The Ravenswood Facility has the ability to provide approximately 25% of New York City's capacity requirements and is a strategic asset that is available to serve residents and businesses in New York City.

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

Forty-six of our seventy-eight generating units are dual fuel units. In recent years, we have reconfigured several of our facilities to enable them to burn either natural gas or oil, thus enabling us to switch periodically between fuel alternatives based upon cost and seasonal environmental requirements. Through other innovative technological approaches, we instituted a program to reduce nitrogen oxides for improved environmental performance while recovering 80 MW of energy output.

The following table indicates the 2004 summer capacity of all of our steam generation facilities and gas turbine ("GT") units as reported to the NYISO:

----------------------------------------------------------------------------------------------------------------------------
Location of Units                         Description                         Fuel                     Units             MW
----------------------------------------------------------------------------------------------------------------------------
Long Island City                          Steam Turbine                       Dual*                        3           1711
Long Island City                          Combined Cycle                      Dual*                        1            222
Northport, L.I.                           Steam Turbine                       Dual*                        4           1549
Port Jefferson, L.I.                      Steam Turbine                       Dual*                        2            384
Glenwood, L.I.                            Steam Turbine                       Gas                          2            239
Island Park, L.I.                         Steam Turbine                       Dual*                        2            398
Far Rockaway, L.I.                        Steam Turbine                       Dual*                        1            111
Long Island City                          GT Units                            Dual*                       17            452
Glenwood and Port Jefferson Energy        GT Units                            Dual                         4            160
Center, L.I.
Throughout L.I.                           GT Units                            Dual*                       12            311
Throughout L.I.                           GT Units                            Oil                         30           1074
                                                                                                          --

TOTAL                                                                                                     78           6611
                                                                                                                       ----

============================================================================================================================
*Dual - Oil (#2 oil, #6 residual oil) or kerosene, and natural gas.


LIPA Agreements

LIPA is a corporate municipal instrumentality and a political subdivision of the State of New York. On May 28, 1998, certain of LILCO's business units were merged with KeySpan and LILCO's common stock and remaining assets were acquired by LIPA. At the time of this transaction, three major long-term service agreements were also executed between KeySpan and LIPA (collectively, the "LIPA Agreements"). Under the LIPA Agreements and subsequent Power Purchase Agreements, during 2004, KeySpan provided: 4,226 MW of summer generation capacity and energy conversion services; operation, maintenance and capital improvement services for LIPA's T&D system; and energy management services.

Power Supply Agreement. A KeySpan subsidiary sells to LIPA all of the capacity and, to the extent requested, energy conversion services from our existing Long Island-based oil and gas-fired generating plants. Sales of capacity and energy conversion services are made under rates approved by the FERC in accordance with the terms of the PSA. The prior FERC approved rates, which had been in effect since May 1998, expired on December 31, 2003. On October 1, 2004, the FERC approved a settlement reached between KeySpan and LIPA with respect to new rates and certain other costs and expenses. Pursuant to the FERC approved settlement, KeySpan's rates reflect a cost of equity of 9.5% with no revenue increase. The FERC also approved updated operating and maintenance expense levels and KeySpan's recovery of certain other costs as agreed to by the parties. Rates charged to LIPA include a fixed and variable component. The variable component is billed to LIPA on a monthly basis and is dependent on the number of megawatt hours dispatched. LIPA has no obligation to purchase energy conversion services from us and is able to purchase energy or energy conversion services on a least-cost basis from all available sources consistent with existing interconnection limitations of the T&D system. The PSA provides incentives and penalties that can total $4 million annually for the maintenance of the output capability and the efficiency of the generating facilities. In 2004, we earned $4 million in incentives under the PSA.

The PSA runs for an original term of 15 years, expiring in 2013. The PSA is renewable for an additional 15 years on similar terms at LIPA's option. However, the PSA provides LIPA the option of electing to reduce or "ramp-down" the capacity it purchases from us in accordance with agreed-upon schedules. In years 7 through 10 of the PSA, if LIPA elects to ramp-down, we are entitled to receive payment for 100% of the present value of the capacity charges otherwise payable over the remaining term of the PSA. If LIPA ramps-down the generation capacity in years 11 through 15 of the PSA, the capacity charges otherwise payable by LIPA will be reduced in accordance with a formula established in the PSA. If LIPA exercises its ramp-down option, KeySpan may use any capacity released by LIPA to bid on new LIPA capacity requirements or to replace other ramped-down capacity. If we continue to operate the ramped-down capacity, the PSA requires us to use reasonable efforts to market the capacity and energy from the ramped-down capacity and to share any profits with LIPA. The PSA will be terminated in the event that LIPA purchases, at fair market value, all of KeySpan's interest in KeySpan Generation LLC pursuant to the Generation Purchase Rights Agreement discussed in greater detail below.

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

Generation Purchase Rights Agreement. Under an amended Generation Purchase Rights Agreement ("GPRA"), LIPA has the right for a 6-month period, beginning November 29, 2004, to acquire KeySpan's interest in KeySpan Generation LLC, which includes all of our Long Island-based generating assets formerly owned by LILCO, at fair market value at the time of the exercise of such right. We are unable to predict whether LIPA will exercise its purchase option during this period, what the purchase price would be or the effect of such purchase on our financial condition, results of operations or cash flow.

Management Services Agreement. Under the MSA, we perform day-to-day operation and maintenance services and capital improvements on LIPA's T&D system, including, among other functions, T&D facility operations, customer service, billing and collection, meter reading, planning, engineering, and construction, all in accordance with policies and procedures adopted by LIPA. KeySpan furnishes such services as an independent contractor and does not have any ownership or leasehold interest in the T&D system.

In exchange for providing these services, we (i) are reimbursed for our budgeted costs; (ii) are entitled to earn an annual management fee of $10 million; and
(iii) may also earn certain cost-based incentives, or be responsible for certain cost-based penalties. The incentives provide for us to retain 100% of the first $5 million of budget underruns and 50% of any additional budget underruns up to 15% of the total cost budget. Thereafter, all savings accrue to LIPA. The penalties require us to absorb any total cost budget overruns up to a maximum of $15 million in any contract year.

In addition to the foregoing cost-based incentives and penalties, we are eligible for performance-based incentives for performance above certain threshold target levels and subject to disincentives for performance below certain other threshold levels, with an intermediate band of performance in which neither incentives nor disincentives will apply, for system reliability, worker safety, and customer satisfaction. In 2004, we earned $7.4 million in non-cost performance incentives. The MSA expires on December 31, 2008.

Energy Management Agreement. Pursuant to the EMA, KeySpan (i) procures and manages fuel supplies for LIPA to fuel our Long Island generating facilities acquired from LILCO in 1998; (ii) performs off-system capacity and energy purchases on a least-cost basis to meet LIPA's needs; and (iii) makes off-system sales of output from the Long Island generating facilities and other power supplies either owned or under contract to LIPA. LIPA is entitled to two-thirds of the profit from any off-system electricity sales arranged by us. The original term for the fuel supply service described in (i) above is fifteen years, expiring May 28, 2013, and the original term for the off-system purchases and sales services described in (ii) and (iii) above is eight years, expiring May 28, 2006.

In exchange for these services, we earn an annual fee of $1.5 million, plus an allowance for certain costs incurred in performing services under the EMA. The EMA further provides incentives and disincentives up to $5 million annually for control of the cost of fuel purchased on behalf of LIPA. In 2004, we earned EMA incentives in an aggregate of $5 million.

On December 9, 2004, LIPA issued a Request for Proposal ("RFP") for a new energy manager to provide system power supply services (commencing on May 29, 2006), fuel procurement for Long Island generating facilities not acquired from LILCO in 1998 and strategic fuel management services, commencing on January 1, 2006. KeySpan intends to submit a bid to LIPA on or before March 1, 2005.

Power Purchase Agreements. KeySpan Glenwood Energy Center LLC and KeySpan Port Jefferson Energy Center LLC each have 25 year Power Purchase Agreements with LIPA (the "PPAs"). Under the terms of the PPAs, these subsidiaries sell capacity, energy conversion services and ancillary services to LIPA. Each plant is designed to produce 79.9 MW. Under the PPAs, LIPA pays a monthly capacity fee, which guarantees full recovery of each plant's construction costs, as well as an appropriate rate of return on investment.

Other Contingencies. LIPA is in the process of performing a strategic review initiative regarding its future direction. It has engaged a team of advisors and consultants and is conducting public hearings to develop recommendations to be submitted to the LIPA Trustees. Some of the strategic options that LIPA is considering include whether LIPA should continue its operations as they presently exist, fully municipalize or fully privatize, sell some, but not all of its assets and become a regulator of rates and services, or merge with one or more utilities. In the near term, LIPA must make a determination by May 28, 2005 as to whether it will exercise its option to purchase our interest in KeySpan Generation LLC pursuant to the terms of the GPRA. Until LIPA makes a determination on its future direction, we are unable to determine what the impact will be on our financial condition, results of operations or cash flows.

Other Rights. Pursuant to other agreements between LIPA and KeySpan, certain future rights have been granted to LIPA. Subject to certain conditions, these rights include the right for 99 years to lease or purchase, at fair market value, parcels of land and to acquire unlimited access to, as well as appropriate easements at, the Long Island generating facilities for the purpose of constructing new electric generating facilities to be owned by LIPA or its designee. Subject to this right granted to LIPA, KeySpan has the right to sell or lease property on or adjoining the Long Island generating facilities to third parties.

We own common plant assets (such as administrative office buildings and computer systems) formerly owned by LILCO and recover an allocable share of the carrying costs of such plant assets through the MSA. KeySpan has agreed to provide LIPA, for a period of 99 years, the right to enter into leases at fair market value for common plant assets or sub-contract for common services which it may assign to a subsequent manager of the transmission and distribution system. We have also agreed: (i) for a period of 99 years not to compete with LIPA as a provider of transmission or distribution service on Long Island; (ii) that LIPA will share in synergy (i.e., efficiency) savings over a 10-year period attributed to the May 28, 1998 transaction which resulted in the formation of KeySpan (estimated to be approximately $1 billion), which savings are incorporated into the cost structure under the LIPA Agreements; and (iii) generally not to commence any tax certiorari case (during the pendency of the PSA) challenging certain property tax assessments relating to the former LILCO Long Island generating facilities.

Guarantees and Indemnities. We have entered into agreements with LIPA to provide for the guarantee of certain obligations, indemnification against certain liabilities and allocation of responsibility and liability for certain pre-existing obligations and liabilities. In general, liabilities associated with the LILCO assets transferred to KeySpan, have been assumed by KeySpan; and liabilities associated with the assets acquired by LIPA, are borne by LIPA, subject to certain specified exceptions. We have assumed all liabilities arising from all manufactured gas plant ("MGP") operations of LILCO and its predecessors, and LIPA has assumed certain liabilities relating to the former LILCO Long Island generating facilities and all liabilities traceable to the business and operations conducted by LIPA after completion of the 1998 KeySpan/LILCO transaction. An agreement also provides for an allocation of liabilities which relates to the assets that were common to the operations of LILCO and/or shared services or liabilities which are not traceable directly to either the business or operations conducted by LIPA or KeySpan. In addition, costs incurred by KeySpan for liabilities for asbestos exposure arising from the activities of the generating facilities previously owned by LILCO are recoverable from LIPA through the PSA.

For additional information concerning the Electric Services segment, see the discussion in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Electric Services" contained herein.

                            Energy Services Overview

The Energy Services segment includes companies that provide energy-related services to customers primarily located within the northeastern United States, with concentrations in the New York City and Boston metropolitan areas through the following two lines of business: (i) Home Energy Services, which provides residential customers and small commercial customers with installation, service and maintenance of energy systems and appliances; and (ii) Business Solutions, which provides energy-related operation and maintenance, design, engineering and consulting services to commercial and industrial customers.

The Energy Services segment has more than 1,000 employees and approximately 200,000 service contracts, and is the number one oil to gas conversion contractor in New York and New England. KeySpan's Energy Services subsidiaries compete with local, regional and national HVAC, engineering, and independent energy companies, in addition to electric utilities, independent power producers and local distribution companies.

Competition is based largely upon pricing, availability and reliability of supply, technical and financial capabilities, regional presence, experience and customer service.

As a result of an extremely competitive market and sluggish economic conditions within the construction industry in the Northeastern United States, the Energy Services segment has experienced significantly lower operating profits and cash flows than originally projected. As previously reported, management has been reviewing the operating performance of this segment. In November 2004, KeySpan's Board of Directors authorized management to begin the process of disposing of a significant portion of its ownership interests in certain companies within the Energy Services segment - specifically those companies engaged in mechanical contracting activities. In the first quarter of 2005, the Company divested all of its mechanical contracting subsidiaries.

For additional information concerning the Energy Services segment, see the discussion in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Energy Services" contained herein.

                           Energy Investments Overview

We are also engaged in Energy Investments which include: (i) gas exploration and production activities; (ii) domestic pipelines and gas storage facilities; (iii) natural gas pipeline activities in the United Kingdom; and (iv) certain other domestic energy-related investments, such as the transportation by truck of liquid natural gas.

Gas Exploration and Production

KeySpan is engaged in the exploration for and production of domestic natural gas and oil through wholly-owned subsidiaries Seneca-Upshur Petroleum, Inc., d/b/a KeySpan Production & Development Company ("Seneca-Upshur") and KeySpan Exploration and Production, LLC ("KeySpan Exploration and Production"). KeySpan Exploration and Production is involved in a joint venture with The Houston Exploration Company ("Houston Exploration") a former subsidiary of the Company.

In June 2004, KeySpan reduced its ownership in Houston Exploration from 55% to 23.5%, through an exchange of 10.8 million shares of its Houston Exploration common stock for 100% of the stock of Seneca-Upshur, previously a wholly owned subsidiary of Houston Exploration. Seneca-Upshur's assets consist of 50 billion cubic feet of low risk, mature, onshore gas producing properties located predominantly in West Virginia and Pennsylvania. In November 2004, KeySpan decided to sell its remaining ownership interest (approximately 6.6 million shares of common stock) in Houston Exploration. See Item 7. Management's
Discussion and Analysis of Financial Conditions and Results of Operations - "Energy Investments" for a further discussion of these matters.

As indicated above, as a result of the transactions with Houston Exploration, Seneca-Upshur, headquartered in Buckhannon, West Virginia, owns and operates onshore gas producing properties, and operates approximately 1,300 wells in north central West Virginia and southern Pennsylvania. To manage the inherent volatility in commodity prices, Seneca-Upshur entered into a three-year hedge for a majority of its production at favorable prices.

As previously indicated, KeySpan Exploration and Production is engaged in a joint venture with Houston Exploration to explore for and produce natural gas and oil. Houston Exploration contributed all of its undeveloped offshore leases to the joint venture for a 55% working interest, and KeySpan Exploration and Production acquired a 45% working interest in all prospects to be drilled by the joint venture. Effective 2001, the joint venture was modified to reflect that KeySpan Exploration and Production would only participate in the development of wells that had previously been drilled and not participate in future exploration prospects. In line with our stated strategy of exploring the monetization or divestiture of certain non-core assets, in October 2002, KeySpan Exploration and Production sold its interest in the gas-producing assets in the joint venture drilling program to Houston Exploration. KeySpan Exploration and Production's remaining joint venture assets are primarily proved undeveloped oil reserves located off the Gulf of Mexico in the South Timbalier and Mustang Island areas.

Domestic Pipelines and Gas Storage Facilities

We own a 20.4% interest in Iroquois Gas Transmission System LP, the partnership that owns a 411-mile pipeline that can bring up to 1,176,000 DTH per day of Canadian gas supply from the New York-Canadian border to markets in the Northeastern United States. KeySpan is also a shipper on Iroquois and currently transports up to 312,000 DTH of gas per day.

In order to serve the anticipated market requirements in our New York service territories, KeySpan and Duke Energy Corporation formed Islander East Pipeline Company, LLC ("Islander East") in 2000. Islander East is owned 50% by KeySpan and 50% by Duke Energy, and was created to pursue the authorization and construction of an interstate pipeline from Connecticut, under Long Island Sound, to a terminus near Shoreham, Long Island. Applications for all necessary regulatory authorizations were filed in 2000 and 2001. Islander East has received a final certificate from the FERC and all necessary permits from the State of New York. The State of Connecticut denied Islander East's applications for coastal zone management and Section 401 of the Clean Water Act authorizations. Islander East appealed the State of Connecticut's determination on the coastal zone management issue to the United States Department of Commerce. On May 6, 2004, the Department of Commerce overrode Connecticut's denial and granted the coastal zone management authorization. Islander East's petition for a declaratory order challenging the denial of the Section 401 authorization is pending with Connecticut's State Superior Court. Once in service, the pipeline is expected to transport up to 285,000 DTH daily to the Long Island and New York City energy markets, enough natural gas to heat 600,000 homes. The pipeline will also allow KeySpan to diversify the geographic sources of its gas supply. Various options for the financing of this pipeline construction are currently being evaluated. As of December 31, 2004, KeySpan's total capitalized costs associated with the siting and permitting of the Islander East pipeline were approximately $20 million.

In August 2004, KeySpan acquired a 21% interest in the Millennium Pipeline development project is anticipated to transport up to 500,000 DTH of natural gas a day from Corning to Ramapo, New York, where it will connect to the Algonquin pipeline. The other partners in the Millennium Pipeline are DTE Energy, Columbia Gas Transmission Corp., a unit of NiSource Incorporated. The project has been approved by the FERC and, pending an amendment to the project's FERC certificate, construction could begin as early as the third quarter of 2005, with service beginning as early as November 2006. The Millennium Pipeline will provide KeySpan with new, competitively priced supplies of natural gas from Canada. Further, the project will increase KeySpan's access to gas storage in the Great Lakes region, adding critical flexibility to KeySpan's gas supply, while helping to control price volatility based on weather conditions. Once constructed, KeySpan plans to purchase 150,000 DTH per day from the Millennium Pipeline system, which represents approximately 12.5% of New York City's peak-day requirements. As of December 31, 2004, total capitalized costs associated with the Millennium Pipeline project were $6 million.

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

On December 12, 2002, we acquired Algonquin LNG, LP, the owner and operator of a 600,000 barrel liquefied natural gas ("LNG") storage and receiving facility located in Providence, Rhode Island, from Duke Energy. Boston Gas Company is the facility's largest customer and contracts for more than half of its storage. The facility, renamed KeySpan LNG, LP ("KLNG"), is regulated by FERC. In a joint initiative with BG LNG Services, KeySpan plans to upgrade the KLNG facility to accept marine deliveries and to triple vaporization (or regasification) capacity.

On February 25, 2005, KLNG filed a lawsuit in federal court to clarify the appropriate process to be used by the Rhode Island Coastal Resources Management Council for its review of the proposed upgrade of KLNG's energy storage facility. Pending regulatory approvals, the facility should be ready to accept marine deliveries in the 2006 or 2007 timeframe.

Our investments in domestic pipelines and gas storage facilities are complimentary to our Gas Distribution and Electric Services businesses in that they provide energy infrastructure to support the growth of these businesses and, therefore, we will continue to pursue these opportunities.

Natural Gas Distribution and Pipeline Activities in the United Kingdom

In December, 2003, the Company sold its interest in Phoenix Natural Gas Limited, the gas distribution system serving the City of Belfast, Northern Ireland.
KeySpan continues to own a 50% interest in Premier Transmission Limited ("Premier"), an 84-mile pipeline to Northern Ireland from southwest Scotland that has planned transportation capacity of approximately 300 MDTH of gas supply daily to markets in Northern Ireland. In January of 2005, KeySpan decided to proceed with the disposition of our 50% ownership interest in Premier. In view of the likely disposition on the terms currently contemplated, a determination was also made that a material reduction in the carrying value of our investment in this entity was required. Accordingly, in the fourth quarter of 2004, the Company recorded a pre-tax impairment charge of $26.5 million for its investment in Premier.

On February 25, 2005, subsidiaries of KeySpan entered into a Share Sale and Purchase Agreement with BG Energy Holdings Limited and Premier Transmission Financing plc ("PTF"), pursuant to which all of the outstanding shares of Premier are to be purchased by PTF. It is expected that the sale of our 50% interest in Premier will result in net proceeds before taxes of approximately $42.5 million. It is anticipated that the closing of this transaction will occur before the end of the second quarter.

For additional information concerning the Energy Investments segment, see the discussion on "Energy Investments" in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations contained herein.

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

Air. The Federal Clean Air Act ("CAA") provides for the regulation of a variety of air emissions from new and existing electric generating plants. Final permits in accordance with the requirements of Title V of the 1990 amendments to the CAA have been issued for all of our electric generating facilities, with the exception of two 79 MW simple cycle gas turbine facilities which were constructed in 2002. These units currently are permitted under New York State Facility permits and Title V permits have been timely applied for and are pending issuance by the NYSDEC. Renewal applications have been submitted in a timely manner for 13 existing facilities whose initial permits were to expire in 2004. To date, five of the permits were renewed and the remaining renewal applications, although in various stages of the regulatory process, are deemed completed by DEC. In addition, three permit modifications were also submitted and approved. The permits and timely renewal applications allow our electric generating plants to continue to operate without any additional significant expenditures, except as described below.

Our generating facilities are located within a CAA severe ozone non-attainment area, and are subject to Phase I, II and III NOX reduction requirements established under the Ozone Transport Commission ("OTC") memorandum of understanding. Our investments in low NOX boiler combustion modifications and the use of natural gas firing systems at our steam electric generating stations have enabled us to achieve the emission reductions required under Phase I, II and III of the OTC memorandum in a cost-effective manner. We have achieved and expect to continue to achieve such emission reductions in a cost-effective manner through the use of low NOX combustion control systems, the use of natural gas fuel and/or the purchases of emission allowances when necessary. Capital expenditures were incurred between $10 million and $15 million for combustion control systems and natural gas fuel capability additions over the last several years to enhance compliance options.

In 2003, New York State promulgated regulations which establish separate NOX and SO2 emission reduction requirements on electric generating facilities in New York State beginning in late 2004 for NOX emissions and in 2005 for SO2 emissions. KeySpan's facilities are expected to comply with the NOX requirements without material additional capital expenditures because of previously installed emissions control equipment and gas combustion capability. SO2 compliance is expected to require a reduction in the sulfur content of the fuel oil used in our Northport and Port Jefferson facilities.

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

In 2003, the Governor of New York initiated a Regional Greenhouse Gas Initiative that seeks to establish a coordinated multistate plan to reduce greenhouse gas emissions (primarily carbon dioxide ("CO2")) from electric generating emission sources in the Northeast. Several congressional initiatives are also under consideration that may also require greenhouse gas reductions from electric generating facilities nationwide. At the present time, it is not possible to predict the nature of the requirements which ultimately will be imposed on KeySpan, nor what, if any, financial impact such requirements would have on KeySpan facilities. However, our investments in additional natural gas firing capability have resulted in approximately a 15% reduction in carbon dioxide emissions since 1990, while the electric generation industry as a whole increased carbon dioxide emissions by more than 25%. The addition of the efficient, combined cycle unit which began operation at Ravenswood in 2004 will further reduce average KeySpan CO2 emission rates.

Water. The Federal Clean Water Act provides for effluent limitations, to be implemented by a permit system, to regulate the discharge of pollutants into United States waters. We possess permits for our generating units which authorize discharges from cooling water circulating systems and chemical treatment systems. These permits are renewed from time to time, as required by regulation. Additional capital expenditures associated with the renewal of the surface water discharge permits for our power plants will likely be required by the DEC. We are currently conducting studies as directed by the DEC to determine the impacts of our discharges on aquatic resources. It is not possible at this time to predict the extent of such capital investments since they will depend upon the outcome of the ongoing studies and the subsequent determination by the DEC to apply the standards set forth in recently promulgated federal regulations under Section 316 of the Clean Water Act designed to mitigate such impacts.

Land. The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and certain similar state laws (collectively "Superfund") impose liability, regardless of fault, upon generators of hazardous substances even before Superfund was enacted for costs associated with remediating contaminated property. In the course of our business operations, we generate materials which, after disposal, may become subject to Superfund. From time to time, we have received notices under Superfund concerning possible claims with respect to sites where hazardous substances generated by KeySpan or its predecessors and other potentially responsible parties were allegedly disposed. Normally, the costs associated with such claims are allocated among the potentially responsible parties on a pro rata basis. The cost of these claims is not presently determinable. Superfund does, however, provide for joint and several liability against a single potentially responsible party. In the unlikely event that Superfund claims were pursued against us on that basis, the costs may be material to our financial condition, results of operations or cash flows.

KeySpan has identified certain manufactured gas plant ("MGP") sites which were historically owned or operated by its subsidiaries (or such companies' predecessors). Operations at these sites between the mid-1800s to mid-1900s may have resulted in the release of hazardous substances. For a discussion on our MGP sites and further information concerning environmental matters, see Note 7 to the Consolidated Financial Statements, "Contractual Obligations and Contingencies - Environmental Matters."

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

Additionally, our non-utility subsidiaries engaged in the Energy Services business compete with other HVAC and engineering companies, and in New Jersey are faced with competition from the regulated utilities that are still able to offer appliance repair and protection services.

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

State Utility Commissions. Our regulated gas distribution utility subsidiaries are subject to regulation by the NYPSC, DTE and NHPUC. The NYPSC regulates KEDNY and KEDLI. Although KeySpan Corporation is not regulated by the NYPSC, it is impacted by conditions that were included in the NYPSC order authorizing the 1998 KeySpan/LILCO transaction. Those conditions address, among other things, the manner in which KeySpan, its service company subsidiaries and its unregulated subsidiaries may interact with KEDNY and KEDLI. The NYPSC also regulates the safety, reliability and certain financial transactions of our Long Island generating facilities and our Ravenswood generating facility under a lightened regulatory standard. Our KEDNE subsidiaries are subject to regulation by the DTE and NHPUC. Our Energy Services subsidiary which engages in the retail sale of electricity is subject to certain regulations of the NYPSC. For further information regarding the state regulatory commissions, see the discussion in
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Regulation and Rate Matters."

Federal Energy Regulatory Commission. FERC regulates the sale of electricity at wholesale and the transmission of electricity in interstate commerce as well as certain corporate and financial activities of companies that are engaged in such activities. The Long Island generating facilities and the Ravenswood Facility are subject to FERC regulation based on their wholesale energy transactions. In 1998, LIPA, KeySpan and the Staff of FERC stipulated to a five-year rate plan for the Long Island generating facilities with agreed-upon yearly adjustments, which have been approved by FERC. These FERC approved rates expired on December 31, 2003. A rate filing reflecting a recalculated revenue requirement was submitted to FERC on October 31, 2003. On October 1, 2004 FERC approved a settlement reached between KeySpan and LIPA with respect to new rates and certain other costs and expenses. Pursuant to the FERC approved settlement, KeySpan rates reflect a cost of equity of 9.5% with no revenue increase. FERC also approved updated operating and maintenance expense levels and KeySpan's recovery of certain other costs as agreed to by the parties.

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

In addition, in November 2000, KeySpan received authorization from the SEC to operate three mutual service companies. Under this order, the SEC determined that, in accordance with PUHCA, KeySpan Corporate Services LLC ("KCS"), KeySpan Utility Services LLC ("KUS") and KeySpan Engineering & Survey, Inc. ("KENG") may operate to provide various services to KeySpan subsidiaries, including regulated utility companies and LIPA, at cost fairly and equitably allocated among them.

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

     In addition, a substantial portion of our consolidated assets, earnings and cash flow is derived from the operation of our regulated utility subsidiaries, whose legal authority to pay dividends or make other distributions to us is subject to regulation by the utility regulatory commissions of New York, Massachusetts and New Hampshire. Pursuant to NYPSC orders, the ability of KEDNY and KEDLI to pay dividends to us is conditioned upon their maintenance of a utility capital structure with debt not exceeding 55% and 58%, respectively, of total utility capitalization. In addition, the level of dividends paid by both utilities may not be increased from current levels if a 40 basis point penalty is incurred under a customer service performance program. At the end of KEDNY's and KEDLI's rate years (September 30, 2004 and November 30, 2004, respectively), their ratios of debt to total utility capitalization were well in compliance with the ratios set forth above and we have incurred no penalties under the outstanding customer service performance program.

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

     In addition, our operations are subject to extensive government regulation and require numerous permits, approvals and certificates from various federal, state and local governmental agencies. A significant portion of our revenues in our Gas Distribution and Electric Services segments are directly dependent on rates established by federal or state regulatory authorities, and any change in these rates and regulatory structure could significantly impact our financial results. Increases in utility costs other than gas, not otherwise offset by increases in revenues or reductions in other expenses, could have an adverse effect on earnings due to the time lag associated with obtaining regulatory approval to recover such increased costs and expenses in rates.

     Various rulemaking proposals and market design revisions related to the wholesale power market are being reviewed at the federal level. These proposals, as well as legislative and other attention to the electric power industry could have a material adverse effect on our strategies and results of operations for our electric services business and our financial condition. In particular, we sell power and energy from our Ravenswood generating facility into the New York Independent System Operator, or NYISO, energy market at market- based rates, subject to mitigation measures approved by the FERC. The pricing for both energy sales and services to the NYISO energy market is still evolving and some of the FERC's price mitigation measures are subject to rehearing and possible judicial review.

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

SEC Rules for Exploration and Production Companies May Require Us to Recognize a Non-Cash Impairment Charge at the End of Our Reporting Periods

     Our investments in natural gas and oil consist of our ownership of KeySpan Exploration and Production and Seneca-Upshur. We use the full cost method for KeySpan Exploration and Production and Seneca-Upshur. Under the full cost method, all costs of acquisition, exploration and development of natural gas and oil reserves are capitalized into a full cost pool as incurred, and properties in the pool are depleted and charged to operations using the unit-of-production method based on production and proved reserve quantities. To the extent that these capitalized costs, net of accumulated depletion, less deferred taxes exceed the present value (using a 10% discount rate) of estimated future net cash flows from proved natural gas and oil reserves and the lower of cost or fair value of unproved properties, those excess costs are charged to operations. If a write-down is required, it would result in a charge to earnings but would not have an impact on cash flows. Once incurred, an impairment of gas properties is not reversible at a later date, even if gas prices increase.

Our Operating Results May Fluctuate on a Seasonal and Quarterly Basis

     Our gas distribution business is a seasonal business and is subject to weather conditions. We receive most of our gas distribution revenues in the first and fourth quarters, when demand for natural gas increases due to colder weather conditions. As a result, we are subject to seasonal variations in working capital because we purchase natural gas supplies for storage in the second and third quarters and must finance these purchases. Accordingly, our results of operations fluctuate substantially on a seasonal basis. In addition, our New England-based gas distribution subsidiaries do not have weather normalization tariffs, as we do in New York, and results from our Ravenswood generating facility are directly correlated to the weather as the demand and price for the electricity it generates increases during extreme temperature conditions. As a result, fluctuations in weather between years may have a significant effect on our results of operations for these subsidiaries.

We Cannot Predict Whether LIPA will Exercise its Option to Purchase Our Long Island Generating Assets and the Effect of that Purchase on Us

     Under the GPRA, LIPA has the right to purchase, at fair market value, during the six-month period beginning November 29, 2004, our interest in KeySpan Generation LLC. LIPA is in the process of performing a long-term strategic review initiative regarding its future direction. It has engaged a team of advisors and consultants and is conducting public hearings to develop recommendations to be submitted to the LIPA Trustees. Some of the strategic options that LIPA is considering is whether it should continue its operations as they presently exist, fully municipalize or fully privatize, sell some, but not all of its assets and become a regulator of rates and services, or merge with one or more utilities. Until LIPA makes a determination on its future direction, we are unable to determine what the impact will be on our financial condition, results of operations or cash flows.

A Substantial Portion of Our Revenues are Derived from Our Agreements with LIPA, and No Assurance Can Be Made that These Arrangements Will Be Renewed at the End of Their Terms or that the Resolution of Certain Disputes Will Not Materially Impact Our Financial Condition

     We derive a substantial portion of our revenues in our electric services segment from a number of agreements with LIPA pursuant to which we manage LIPA's transmission and distribution system and supply the majority of LIPA's customers' electricity needs. The agreements terminate at various dates between May 28, 2006 and May 28, 2013, and at this time, we can provide no assurance that any of the agreements will be renewed or extended, or if they were to be renewed or extended, the terms and conditions thereof. In addition, given the complexity of these arrangements, disputes arise from time to time between KeySpan and LIPA concerning the rights and obligations of each party to make and receive payments as required pursuant to the terms of these agreements. As a result, we are unable to determine what effect, if any, the ultimate resolution of these disputes will have on our financial condition, results of operations, or cash flow.

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

Our Costs of Compliance with Environmental Laws are Significant, and the Cost of Compliance with Future Environmental Laws Could Adversely Affect Us

     Our operations are subject to extensive federal, state and local environmental laws and regulations relating to air quality, water quality, waste management, natural resources and the health and safety of our employees. These environmental laws and regulations expose us to costs and liabilities relating to our operations and our current and formerly owned properties. Compliance with these legal requirements requires us to commit significant capital toward environmental monitoring, installation of pollution control equipment and permits at our facilities. Costs of compliance with environmental regulations, and in particular emission regulations, could have a material impact on our Electric Services segment and our results of operations and financial position, especially if emission limits are tightened, more extensive permitting requirements are imposed, additional substances become regulated or the number and type of electric generating plants we operate increase.

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

Our Businesses are Subject to Competition and General Economic Conditions Impacting Demand for Services

     We recently expanded the Ravenswood Facility, our merchant generation plant, in our Electric Services segment with the Ravenswood Expansion, a 250 MW combined cycle generating unit. However, the Ravenswood Facility and Ravenswood Expansion continue to be subject to competition that could adversely impact the market price for the electricity they produce. If new generation and/or transmission facilities are constructed, and/or the availability of our Ravenswood Facility deteriorates, then the capacity and energy sales quantities could be adversely affected. We cannot predict, however, when or if new power plants or transmission facilities will be built or the nature of the future New York City energy requirements.

     Competition facing our unregulated Energy Services businesses, including but not limited to competition from other heating, ventilation and air conditioning, and engineering companies, as well as, other utilities and utility holding companies that are permitted to engage in such activities, could adversely impact our financial results and the value of those businesses, resulting in decreased earnings as well as write-downs of the carrying value of those businesses.

     Our Gas Distribution segment faces competition with distributors of alternative fuels and forms of energy, including fuel oil and propane. Our ability to continue to add new gas distribution customers may significantly impact financial results. The gas distribution industry has experienced a decrease in consumption per customer over time, partially due to increased efficiency of customers' appliances, economic factors and price elasticity. In addition, our Gas Distribution segment's future growth is dependent upon the ability to add new customers to our system in a cost-effective manner. While our Long Island and New England utilities have significant growth potential, we cannot be sure new customers will continue to offset the decrease in consumption of our existing customer base. There are a number of factors outside of our control that impact customer conversions from an alternative fuel to gas, including general economic factors impacting customers' willingness to invest in new gas equipment.

Employee Matters

As of December 31, 2004, KeySpan and its wholly-owned subsidiaries had approximately 10,000 employees. Of that total, approximately 5,800 employees are covered under collective bargaining agreements. KeySpan has not experienced any work stoppage during the past five years and considers its relationship with employees, including those covered by collective bargaining agreements, to be good.

Prior to their expiration in February 2004, KeySpan reached tentative agreements with IBEW Locals 1049 and 1381 on new collective bargaining agreements. These unions represent KeySpan employees in physical and clerical positions respectively, and serve our Long Island customers. The new four-year agreements were ratified by each respective union before the end of March 2004.

Executive Officers of the Company. Certain information regarding executive officers of KeySpan and certain of its subsidiaries is set forth below:

Robert B. Catell

Mr. Catell, age 68, has been a Director of KeySpan since its creation in May 1998. He was elected Chairman of the Board and Chief Executive Officer in July 1998. He served as its President and Chief Operating Officer from May 1998 through July 1998. Mr. Catell joined KEDNY in 1958 and became an officer in 1974. He was elected Vice President in 1977, Senior Vice President in 1981 and Executive Vice President in 1984. He was elected Chief Operating Officer in 1986 and President in 1990. Mr. Catell continued to serve as President and Chief Executive Officer of KEDNY from 1991 through 1996, when he was elected Chairman and Chief Executive Officer. In 1997, Mr. Catell was elected Chairman, President and Chief Executive Officer of KEDNY and its parent KeySpan Energy Corporation. Mr. Catell also serves on the Board of Directors for Houston Exploration, Keyera Energy Management Ltd. and J & W Seligman & Co.

Robert J. Fani

Mr. Fani, age 51, was elected to serve on the Board of Directors of KeySpan in January 2005 and was elected its President and Chief Operating Officer in
October 2003. Mr. Fani joined KEDNY in 1976, and held a variety of management positions in distribution, engineering, planning, marketing and business development. After being elected Vice President in 1992, he was promoted to Senior Vice President of Marketing and Sales for KEDNY in 1997. In 1998, he assumed the position of Senior Vice President of Marketing and Sales for KeySpan. In September 1999, he became Senior Vice President for Gas Operations and was promoted to Executive Vice President for Strategic Services in February 2000 and then to President of the KeySpan Energy Services and Supply Group in 2001. In January 2003, he was named President of KeySpan's Energy Assets and Supply Group until assuming his current position in October 2003.

Wallace P. Parker Jr.

Mr. Parker, age 55, was elected President of the KeySpan Energy Delivery and Customer Relations Group in January 2003. He also serves as Vice Chairman and Chief Executive Officer of KeySpan Services, Inc. since January 2003. He had previously served as President, KeySpan Energy Delivery, since June 2001, and from February 2000 served as Executive Vice President of Gas Operations. He joined KEDNY in 1971 and served in a wide variety of management positions. In 1987, he was named Assistant Vice President for marketing and advertising and was elected Vice President in 1990. In 1994, Mr. Parker was promoted to Senior Vice President of Human Resources for KEDNY and in August 1998 was promoted to Senior Vice President of Human Resources of KeySpan.

Steven L. Zelkowitz

Mr. Zelkowitz, age 55, was elected President of KeySpan's Energy Assets and Supply Group in October 2003. Prior to that, he served as Executive Vice President and Chief Administrative Officer since January 2003. He joined KeySpan as Senior Vice President and Deputy General Counsel in October 1998, and was elected Senior Vice President and General Counsel in February 2000. In July 2001, Mr. Zelkowitz was promoted to Executive Vice President and General Counsel, and in November 2002, he was named Executive Vice President, Administration and Compliance, with responsibility for the offices of General Counsel, Human Resources, Regulatory Affairs, Enterprise Risk Management and administratively for Internal Auditing. Before joining the Company, Mr. Zelkowitz practiced law with Cullen and Dykman LLP in Brooklyn, New York, specializing in energy and utility law and had been a partner since 1984. He served on the firm's Executive Committee and was head of its Corporate/Energy Department.

John J. Bishar, Jr.

Mr. Bishar, age 55, was elected Executive Vice President, General Counsel, Chief Governance Officer and Secretary effective March 1, 2005. He became Senior Vice President, General Counsel and Secretary in May 2003, with responsibility for the Company's Legal Department and the Corporate Secretary's Office. Prior to that, he joined KeySpan as Senior Vice President and General Counsel in November 2002. Before joining KeySpan, Mr. Bishar practiced law with Cullen and Dykman LLP since 1987. He was the Managing Partner from 1993 through 2002 and was a member of the firm's Executive Committee. From 1980 to 1987, Mr. Bishar was Vice President, General Counsel and Corporate Secretary of LITCO Bancorporation of New York, Inc.

John A. Caroselli

Mr. Caroselli, age 50, was elected Executive Vice President and Chief Strategy Officer in January 2003. Mr. Caroselli is responsible for Brand Management, Strategic Marketing, Strategic Planning, Strategic Performance, Human Resources, and Information Technology Strategy and. Mr. Caroselli came to KeySpan in 2001 and at that time served as Executive Vice President of Strategic Development. Before joining KeySpan, Mr. Caroselli held the position of Executive Vice President of Corporate Development at AXA Financial. Prior to that, he held senior officer positions with Chase Manhattan, Chemical Bank and Manufacturers Hanover Trust. He has extensive experience in strategic planning brand management, marketing, communications, human resources, facilities management, e-business, change management and strategic execution.

Gerald Luterman

Mr. Luterman, age 61, was elected Executive Vice President and Chief Financial Officer in February 2002. He previously served as Senior Vice President and Chief Financial Officer since joining KeySpan in July 1999. He formerly served as Chief Financial Officer of barnesandnoble.com and Senior Vice President and Chief Financial Officer of Arrow Electronics, Inc. Prior to that, from 1985 through 1996, he held executive positions with American Express. Mr. Luterman also serves on the Board of Directors for IKON Office Solutions Inc., and Technology Solutions Company.

David J. Manning

Mr. Manning, age 54, was elected Executive Vice President Corporate Affairs and Chief Environmental Officer effective March 1, 2005. He became Senior Vice President for Corporate Affairs in April 1999. Before joining KeySpan, Mr. Manning had been President of the Canadian Association of Petroleum Producers since 1995. From 1993 to 1995, he was Deputy Minister of Energy for the Province of Alberta, Canada. From 1988 to 1993, he was Senior International Trade Counsel for the Government of Alberta, based in New York City. Previously, he was in the private practice of law in Canada as Queens Council.

Anthony Nozzolillo

Mr. Nozzolillo, age 56, was elected Executive Vice President of Electric Operations in February 2000. He previously served as Senior Vice President of KeySpan's Electric Business Unit from December 1998 to January 2000. He joined LILCO in 1972 and held various positions, including Manager of Financial Planning and Manager of Systems Planning. Mr. Nozzolillo served as LILCO's Treasurer from 1992 to 1994 and as Senior Vice President of Finance and Chief Financial Officer from 1994 to 1998.

Lenore F. Puleo

Ms. Puleo, age 51, was elected Executive Vice President of Shared Services in March 2004. She previously served as Executive Vice President of Client Services since February 2000. Prior to that, she served as Senior Vice President of Customer Relations for KEDNY from May 1994 to May 1998, and for KeySpan from May 1998 to January 2000. She joined KEDNY in 1974 and worked in management positions in KEDNY's Accounting, Treasury, Corporate Planning and Human Resources areas. She was given responsibility for the Human Resources Department in 1987 and was named a Vice President in 1990. Ms. Puleo was promoted to Senior Vice President of KEDNY's Customer Relations in 1994.

Nickolas Stavropoulos

Mr. Stavropoulos, age 46, was elected President, KeySpan Energy Delivery, in June, 2004 and Executive Vice President in April 2002. He previously served as President of KeySpan Energy New England since April 2002, and Senior Vice
President of sales and marketing in New England since 2000. Prior to joining KeySpan, Mr. Stavropoulos was Senior Vice President of marketing and gas resources for Boston Gas Company. Before joining Boston Gas, he was Executive Vice President and Chief Financial Officer for Colonial Gas Company. In 1995, Mr. Stavropoulos was elected Executive Vice President - Finance, Marketing and CFO, and assumed responsibility for all of Colonial's financial, marketing, information technology and customer service functions. Mr. Stavropoulos was a director of Colonial Gas Company and currently serves on the Board of Directors for Enterprise Bank and Trust Company.

Joseph F. Bodanza

Mr. Bodanza, age 57, was elected Senior Vice President Regulatory Affairs and Asset Optimization effective March 1, 2005. He became Senior Vice President, Regulatory Affairs and Chief Accounting Officer in April 2003. Prior to that, he served as Senior Vice President of Finance Operations and Regulatory Affairs since August 2001 and was Senior Vice President and Chief Financial Officer of KEDNE. Mr. Bodanza previously served as Senior Vice President of Finance and Management Information Systems and Treasurer of Eastern Enterprise's Gas Distribution Operations. Mr. Bodanza joined Boston Gas Company in 1972, and held a variety of positions in the financial and regulatory areas before becoming Treasurer in 1984. He was elected Vice President and Treasurer in 1988.

Coleen A. Ceriello

Ms. Ceriello, age 46, was named Senior Vice President of Shared Services of KeySpan Corporate Services, LLC, effective March 1, 2005. She had been KeySpan's Vice President - Property, Security and Employee Related Services since January 2005. Prior to that time, she served as Vice President of Property and Security since June 2004 and Vice President of Strategic Planning since August 1999. She joined KEDNY in 1980 and over the years held a succession of positions in Corporate Planning, Regulatory Relations, Information Technology and Strategic Planning and Performance.

John F. Haran


Mr. Haran, age 54, was elected Senior Vice President of KeySpan Energy Delivery and Chief Gas Engineer in March 2004. He had been Senior Vice President of gas operations for KEDNY and KEDLI in April 2002. Mr. Haran joined KEDNY in 1972, and has held management positions in operations, engineering and marketing and sales. He was named Vice President of KEDNY gas operations in 1996 and in 2000 moved to the position of Vice President of KEDLI gas operations.

Michael J. Taunton

Mr. Taunton, age 49, was elected Senior Vice President, Treasurer and Chief Risk Officer effective March 1, 2005. He became Senior Vice President and Treasurer in March 2004, and had been KeySpan's Vice President and Treasurer since June 2000. Prior to that time, he served as Vice President of Investor Relations since September 1998. He joined KEDNY in 1975 and held a succession of positions in Accounting, Customer Service, Corporate Planning, Budgeting and Forecasting, Marketing and Sales, and Business Process Improvement. During the KeySpan/LILCO merger, Mr. Taunton co-managed the day-to-day transition process of the merger and then served on the Transition Team during the acquisition of Eastern Enterprises.

Elaine Weinstein

Ms. Weinstein, age 58, was named Senior Vice President for Human Resources and Chief Diversity Officer in March 2004. She previously served as Senior Vice President of KeySpan's Human Resources division since November 2000, and as Vice President of Staffing and Organizational Development from September 1998, to her election as Senior Vice President. Prior to that time, Ms. Weinstein was General Manager of Employee Development since joining KEDNY in June of 1995. Prior to 1995, Ms. Weinstein was Vice President of Training and Organizational Development at Merrill Lynch.

Lawrence S. Dryer

Mr. Dryer, 45, was elected Vice President and General Auditor in June 2003. He previously served in this position from September 1998 to August 2001. In August 2001, he was named Senior Vice President and Chief Financial Officer of KeySpan Services, Inc. Prior to such positions, Mr. Dryer had been with LILCO from 1992 to 1998 as Director of Internal Audit. Prior to joining LILCO, Mr. Dryer was an Audit Manager with Coopers & Lybrand.

Theresa A. Balog

Ms. Balog, age 43, was elected Vice President and Chief Accounting Officer effective March 1, 2005. She became Vice President and Controller of KeySpan in April 2003. She joined KeySpan in 2002 as Assistant Controller. Prior to joining KeySpan, Ms. Balog was Chief Accounting Officer for NiSource and held a variety of positions with the Columbia Energy Group.

Joseph E. Hajjar

Mr. Hajjar, age 52, was named Vice President and Controller effective March 1, 2005. He had been Senior Vice President and Chief Financial Officer of KeySpan Services, Inc. since June 2003 and Senior Vice President and Chief Financial Officer of KeySpan Business Solutions, LLC, since November 2001. Before joining KeySpan from 1998 to 2001, Mr. Hajjar was Executive Vice President and Chief Operating Officer of Opportunity America. He also was previously an officer of the Bovis group and served for over 12 years with Price Waterhouse.

Michael A. Walker

Mr. Walker, age 48, was named Vice President and Deputy General Counsel of KeySpan Corporation, effective March 1, 2005. He had been Senior Vice President of KeySpan Services, Inc. since June 2004 and Senior Vice President and COO of KeySpan Business Solutions, LLC, since June 2003. Prior to that time he was Senior Vice President and General Counsel of KeySpan Services, Inc. from January 2001 to December 2003. Before joining KeySpan, Mr. Walker was a shareholder in the Corporate Finance Section in the law firm of Buchanan Ingersoll. Prior to joining Buchanan Ingersoll he worked for several law firms in the north east representing both private and public sector clients on a wide variety of energy, utility, regulatory, corporate and structured finance matters.


Item 2. Properties

Information with respect to KeySpan's material properties used in the conduct of its business is set forth in, or incorporated by reference in, Item 1 hereof. Except where otherwise specified, all such properties are owned or, in the case of certain rights-of-way, used in the conduct of its gas distribution business, held pursuant to municipal consents, easements or long-term leases, and in the case of gas and oil properties, held under long-term mineral leases. In addition to the information set forth therein with respect to properties utilized by each business segment, KeySpan leases the executive headquarters located in Brooklyn, New York. In addition, we lease other office and building space, office equipment, vehicles and power operated equipment. Our properties are adequate and suitable to meet our current and expected business requirements. Moreover, their productive capacity and utilization meet our needs for the foreseeable future. KeySpan continually examines its real property and other property for its contribution and relevance to our businesses and when such properties are no longer productive or suitable, they are disposed of as promptly as possible. In the case of leased office space, we anticipate no significant difficulty in leasing alternative space at reasonable rates in the event of the expiration, cancellation or termination of a lease.

Item 3. Legal Proceedings

See Note 7 to the Consolidated Financial Statements, "Contractual Obligations and Contingencies - Legal Matters."

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders during the last quarter of the 12 months ended December 31, 2004.

                                     PART II


Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

KeySpan's common stock is listed and traded on the New York Stock Exchange and the Pacific Stock Exchange under the symbol "KSE." As of February 15, 2005, there were approximately 72,549 registered record holders of KeySpan's common stock. The following table sets forth, for the quarters indicated, the high and low sales prices and dividends declared per share for the periods indicated:


   2004                                High                    Low                     Dividends Per Share
   -------------------------------------------------------------------------------------------------------
   First Quarter                       $38.60                  $35.72                  $0.445
   Second Quarter                      $38.99                  $33.87                  $0.445
   Third Quarter                       $39.50                  $35.19                  $0.445
   Fourth Quarter                      $41.53                  $37.57                  $0.445

   2003                                High                    Low                     Dividends Per Share
   -------------------------------------------------------------------------------------------------------

   First Quarter                       $38.14                  $31.02                  $0.445
   Second Quarter                      $37.51                  $31.87                  $0.445
   Third Quarter                       $35.83                  $32.30                  $0.445
   Fourth Quarter                      $37.09                  $33.64                  $0.445

                      EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth securities authorized for issuance under equity compensation plans for the year ended December 31, 2004:

                                                                                                              Number of securities
                                         Number of securities                                                remaining available for
                                         to be issued upon                   Weighted-average                future issuance under
                                       exercise of outstanding            exercise price of equity             compensation plans
                                        options, warrants and               outstanding options,              (excluding securities
   Stock Plan category                          rights                       warrants and rights            reflected in column (a))
---------------------------------- -------------------------------- ----------------------------------- ----------------------------
                                                 (a)                                (b)                                 (c)
Equity compensation plans
approved by security holders
      Stock Options                         10,540,946                            $33.15                             5,245,064
      Restricted Stock                          80,409                              N/A
      Performance Shares                       346,470                              N/A
Equity compensation plans
not approved by                                      0                                0                                      0
security holders
Total                                       10,967,825(1)                         $33.15                              5,245,064

(1) Includes grants of options, restricted stock, and performance shares pursuant to KeySpan's Long-Term Incentive Compensation Plan, as amended, and options granted pursuant to the Brooklyn Union Long-Term Incentive Compensation Plan and options granted pursuant to the Eastern Enterprises 1995 Stock Option Plan and the Eastern Enterprises 1996 Non-Employee Trustee's Stock Option Plan.

------------------------------------------------------------------------------------------------------------------------------------

Item 6 Selected Financial Data

                                                                                Year Ended December 31,
(In Thousands of Dollars, Except Per                    2004             2003            2002                2001              2000
  Share Amounts)                              -------------------------------------------------------------------------------------
Income Summary
Revenues
     Gas Distribution                              $ 4,407,292      $ 4,161,272     $ 3,163,761        $ 3,613,551      $ 2,555,785
     Electric Services                               1,738,660        1,605,973       1,645,688          1,850,381        1,702,908
     Energy Services                                   182,406          158,908         208,624            243,553          245,775
     Energy Investments                                322,108          609,371         447,101            498,318          310,096
                                              --------------------------------------------------------------------------------------
Total revenues                                       6,650,466        6,535,524       5,465,174          6,205,803        4,814,564
                                              --------------------------------------------------------------------------------------
Operating expenses
     Purchased gas for resale                        2,664,492        2,495,102       1,653,273          2,171,113        1,408,680
     Fuel and purchased power                          540,302          414,633         395,860            538,532          460,841
     Operations and maintenance                      1,567,022        1,622,592       1,631,297          1,704,370        1,418,164
     Depreciation, depletion and amortization          551,760          571,669         513,708            564,039          326,748
     Early retirement and severance charges                  -                -               -                  -           65,175
     Operating taxes                                   404,212          418,236         380,527            448,914          421,936
     Impairment Charges                                 40,965                -               -                  -                -
                                              --------------------------------------------------------------------------------------
Total operating expenses                             5,768,752        5,522,232       4,574,665          5,426,968        4,101,544
                                              --------------------------------------------------------------------------------------
Gain on sale of property                                 7,021           15,123           4,730                  -                -
Income from equity investments                          46,536           19,214          14,096             13,129           20,010
                                              --------------------------------------------------------------------------------------
Operating income                                       935,270        1,047,629         909,335            791,964          733,030
Other income (deductions)                                4,983         (340,279)       (301,368)          (359,525)        (233,322)
Income taxes                                           325,540          281,281         229,665            200,472          208,549
                                              --------------------------------------------------------------------------------------
Earnings from continuing operations                    614,713          426,069         378,302            231,967          291,159
                                              --------------------------------------------------------------------------------------
Discontinued Operations
    Income (loss) from operations, net of tax          (78,960)          (1,888)         15,692             22,643            9,648
    Loss on disposal, net of tax                       (72,088)               -         (16,306)           (30,356)               -
                                              --------------------------------------------------------------------------------------
Loss from discontinued operations                     (151,048)          (1,888)           (614)            (7,713)           9,648
Cumulative change in accounting principles                   -          (37,451)              -                  -                -
                                              --------------------------------------------------------------------------------------
Net income                                             463,665          386,730         377,688            224,254          300,807
Preferred stock dividend requirements                    5,612            5,844           5,753              5,904           18,113
                                              --------------------------------------------------------------------------------------
Earnings for common stock                          $   458,053      $   380,886     $   371,935        $   218,350      $   282,694
                                              ======================================================================================
Financial Summary
Earnings per share ($)                                    2.86             2.41            2.63               1.58             2.10
Cash dividends declared per share ($)                     1.78             1.78            1.78               1.78             1.78
Book value per share, year-end ($)                       24.22            22.99           20.67              20.73            20.65
Market value per share, year-end ($)                     39.45            36.80           35.24              34.65            42.38
Shareholders, year-end                                  72,549           75,067          78,281             82,300           86,900
Capital expenditures ($)                               750,329        1,009,393       1,057,507          1,059,759          925,257
Total assets ($)                                    13,364,130       14,640,182      12,980,050         11,789,606       11,307,465
Common shareholders' equity ($)                      3,894,710        3,670,656       2,944,592          2,890,602        2,815,816
Preferred stock redemption required ($)                 75,000           75,000          75,000             75,000           75,000
Preferred stock no redemption required ($)                   -            8,568           8,849              9,077            9,205
Long-term debt ($)                                   4,418,729        5,610,948       5,224,081          4,697,649        4,116,441
Total capitalization ($)                             8,333,139        9,365,172       8,252,522          7,672,328        7,016,462
------------------------------------------------------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

KeySpan Corporation (referred to herein as "KeySpan," "we," "us" and "our") is a registered holding company under the Public Utility Holding Company Act of 1935, as amended ("PUHCA"). KeySpan operates six regulated utilities that distribute natural gas to approximately 2.6 million customers in New York City, Long Island, Massachusetts and New Hampshire, making KeySpan the fifth largest gas distribution company in the United States and the largest in the Northeast. We also own and operate electric generating plants in Nassau and Suffolk Counties on Long Island and in Queens County in New York City and are the largest electric generation operator in New York State. Under contractual arrangements, we provide power, electric transmission and distribution services, billing and other customer services for approximately 1.1 million electric customers of the Long Island Power Authority ("LIPA"). KeySpan's other subsidiaries are involved in gas exploration and production; underground gas storage; liquefied natural gas storage; retail electric marketing; large energy-system ownership, installation and management; appliance service; and engineering and consulting services. We also invest and participate in the development of natural gas pipelines, electric generation and other energy-related projects. (See Note 2 to the Consolidated Financial Statements "Business Segments" for additional information on each operating segment.)

Executive Summary

Below is a table comparing the more significant items impacting earnings from continuing operations and earnings available for common stock for the periods indicated.

------------------------------------------------------------------------------------------------------------------------------------
(In Thousands of Dollars, Except per Share Amounts)
                                                                           Year Ended December 31,

                                                        2004                             2003                         2002
                                           ---------------------------    ---------------------------    ---------------------------
                                               Earnings         E.P.S.         Earnings         E.P.S.        Earnings        E.P.S.
Earnings from continuing operations, less
           preferred stock dividends          $ 609,101        $ 3.80         $ 420,225       $ 2.65         $ 372,549       $ 2.64
Discontinued operations                        (151,048)        (0.94)           (1,888)       (0.01)             (614)       (0.01)
Cummulative change in accounting principle            -             -           (37,451)       (0.23)                -            -

                                           ---------------------------    ---------------------------    ---------------------------
Earnings for Common Stock                     $ 458,053        $ 2.86         $ 380,886       $ 2.41         $ 371,935       $ 2.63
                                           ===========================    ===========================    ===========================
Average shares outstanding                      160,294                         158,256                        141,263

Components of Continuing Operations:
-------------------------------------

Core operations                               $ 385,425        $ 2.41           353,191       $ 2.23           324,305       $ 2.30
Asset sales                                     257,506          1.60               995            -                 -            -
Ceiling test write-down                         (31,074)        (0.19)                -            -                 -            -
Impairment charges                              (31,318)        (0.20)                -            -                 -            -
Debt redemption costs                           (29,264)        (0.18)          (13,565)       (0.08)                -            -
Exploration and production operations            57,826          0.36            79,604         0.50            48,242         0.34

Earnings from continuing operations, less
          preferred stock dividends        ---------------------------    ---------------------------    ---------------------------
                                              $ 609,101        $ 3.80         $ 420,225       $ 2.65         $ 372,547       $ 2.64
------------------------------------------------------------------------------------------------------------------------------------

Earnings from Continuing Operations 2004 vs 2003

KeySpan's earnings from continuing operations, less preferred stock dividends, for the year ended December 31, 2004 were $609.1 million or $3.80 per share, an increase of $188.9 million, or $1.15 per share compared to $420.2 million, or $2.65 per share realized in 2003. Earnings from continuing operations, less preferred stock dividends, for the year ended December 31, 2002 were $372.5 million, or $2.64 per share. KeySpan's financial results for the year ended December 31, 2004 and 2003 reflect the following items that had a significant impact on comparative results: (i) non-core asset sales recorded in both 2004 and 2003; (ii) impairment charges recorded in 2004; and (iii) debt redemption charges recorded in both 2004 and 2003.

During 2004, KeySpan sold its interest in The Houston Exploration Company ("Houston Exploration") - an independent natural gas and oil exploration and production company located in Houston, Texas. We received cash proceeds of approximately $758 million in two stock transactions and recorded after-tax gains of $222.7 million, or $1.39 per share. Also in 2004, KeySpan sold its remaining ownership interest in KeySpan Canada - previously a 61% owned subsidiary with natural gas processing plants and gathering facilities in Western Canada. We received cash proceeds of approximately $255 million in two transactions and recorded after-tax gains of $34.8 million, or $0.21 per share. Combined, these asset sales provided KeySpan with approximately $1 billion of cash proceeds and after-tax earnings of $257.5 million, or $1.60 per share.

As mentioned, during 2003 KeySpan completed two non-core asset sales. In 2003, KeySpan sold 39.09% of its interest in KeySpan Canada. Additionally, we sold our 20% interest in Taylor NGL LP that owns and operates two extraction plants also located in Canada. We recorded an after-tax loss of $34.1 million, or $0.22 per share, associated with these sales. Additionally, we reduced our ownership interest in Houston Exploration from 66% to approximately 55% following the repurchase, by Houston Exploration, of three million shares of common stock owned by KeySpan. We recorded a gain of $19.0 million, or $0.12 per share, on this transaction. Income taxes were not provided on this transaction since the transaction was structured as a return of capital. Further, in the fourth quarter of 2003, we completed the sale of our 24.5% interest in Phoenix Natural Gas, a natural gas distribution company located in Northern Ireland, and recorded an after-tax gain of $16.0 million, or $0.10 per share. In total, KeySpan recorded a pre-tax gain of $13.4 million from the monetization of these non-core assets. The combined after-tax gain from these asset sales was minimal due to the tax treatment associated with each transaction.

See Note 2 to the Consolidated Financial Statements "Business Segments" and the discussions under the caption "Review of Operating Segments" for a more detailed discussion of each of the above noted non-core stock transactions.

KeySpan recorded three significant impairment charges during 2004 (a goodwill impairment charge recorded in the Energy Services segment, as well as a ceiling test write-down and carrying value impairment charge recorded in the Energy Investment segment) that resulted in after-tax charges to continuing operations of $62.4 million, or 0.39 per share. The Energy Services segment recorded an after-tax non-cash goodwill impairment charge of $12.6 million, or $0.08 per share in continuing operations as a result of an evaluation of the carrying value of goodwill recorded in this segment. Based upon the operating results experienced by the Energy Services segment and management's opinion that it was likely that a significant portion of the Energy Services segment would be sold within one year, KeySpan conducted an evaluation of the carrying value of its investments in this segment, including recorded goodwill. That evaluation resulted in a total impairment charge of $152.4 million after tax, or $0.95 per share - $12.6 million of this charge is attributable to continuing operations, while the remaining $139.9 million, or $0.87 per share, has been reflected in discontinued operations. (See Note 11 to the Consolidated Financial Statements "Energy Services - Discontinued Operations" for additional details on this charge.)

KeySpan's wholly-owned gas exploration and production subsidiaries recorded an after-tax non-cash impairment charge of $31.1 million, or $0.19 per share, to recognize the reduced valuation of proved reserves. (See Note 10 to the Consolidated Financial Statements "Gas Exploration and Production Property - Depletion" for additional details on this transaction.)

In addition to the asset sales noted previously, KeySpan has entered into an agreement to sell its 50% interest in Premier Transmission Limited ("PTL"), a gas pipeline from southwest Scotland to Northern Ireland, before the end of the second quarter of 2005. In the fourth quarter of 2004 KeySpan recorded a pre-tax non-cash impairment charge of $26.5 million - $18.8 million after-tax or $0.12 per share, reflecting the difference between the anticipated cash proceeds from the sale of PTL compared to its carrying value. This investment is accounted for under the equity method of accounting in the Energy Investments segment. (See
Note 2 to the Consolidated Financial Statements "Business Segments" and the discussions under the caption "Review of Operating Segments" for a more detailed discussion of the anticipated sale.

The remaining significant item noted above is debt redemption costs incurred in 2004 and 2003. In 2004, KeySpan redeemed approximately $758 million of outstanding long-term debt. KeySpan incurred $54.5 million in call premiums associated with this redemption, of which $45.9 was expensed and recorded in other income and deductions on the Consolidated Statement of Income. The remaining amount of the call premiums have been deferred for future recovery. Further, KeySpan wrote-off $8.2 million of previously deferred financing costs which have been reflected in interest expense on the Consolidated Statement of Income. The total after-tax expense of the debt redemption was $29.3 million or $0.18 per share. (See Note 6 to the Consolidated Financial Statements "Long-Term Debt and Commercial Paper" as well as the discussion under the caption "Financing" for additional details on this transaction.) In 2003, KeySpan incurred $18.2 million in debt redemption costs associated with the redemption of approximately $447 million of outstanding promissory notes that were issued to the Long Island Power Authority ("LIPA") in connection with the KeySpan/Long Island Lighting Company ("LILCO") business combination completed in May 1998. Further, Houston Exploration, then a consolidated subsidiary, incurred debt redemption costs of $5.9 million, to retire $100 million 8.625% Notes. The total after-tax expense of the debt redemptions in 2003 was $13.6 million or $0.08 per share.

The net impact of the above mentioned items resulted in an increase to earnings from continuing operations of $165.9 million, or $1.03 per share for the year ended December 31, 2004, compared to a loss of $12.6 million or $0.08 per share in 2003.

The remaining items impacting comparative earnings from continuing operations reflect higher earnings from the Gas Distribution segment, primarily due to a Boston Gas Company rate increase resulting from a rate proceeding concluded in November 2003, partially offset by the adverse effect on earnings from KeySpan's lower ownership level in Houston Exploration. As mentioned above and discussed in more detail in Note 2 to the Consolidated Financial Statements "Business Segments," during the first half of 2004 KeySpan maintained an approximate 55% ownership level in Houston Exploration. In June 2004, KeySpan's ownership decreased to approximately 23.5% and then in November 2004 KeySpan decided to sell its remaining investment.

Earnings Available for Common Stock 2004 vs 2003

Earnings available for common stock for the year ended December 31, 2004 also includes losses from discontinued operations. As noted, at December 31, 2004, KeySpan intended to sell a significant portion of its ownership interest in certain companies within the Energy Services segment - specifically those companies engaged in mechanical contracting activities. As a result, KeySpan recorded a loss in discontinued operations of $151.1 million, or $0.94 per share. This loss reflects the $139.9 million after-tax impairment charges to reflect a reduction to the carrying value of assets associated with mechanical contracting activities and operating losses of $11.2 million. (See Note 11 to the Consolidated Financial Statements "Energy Services-Discontinued Operations" for additional details on these items.)

Earnings available for common stock for the year ended December 31, 2003 have been reclassified to reflect an operating loss from discontinued operations of $1.9 million, or $0.01 per share associated with the operations of the mechanical contracting activities. Earnings available for common stock also include a charge for a cumulative change in accounting principle. In January
2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation Number 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This Interpretation required us to, among other things, consolidate the Ravenswood Master Lease (the lease under which KeySpan leases and operates a portion of the Ravenswood electric generating facility ("Ravenswood Facility") and classify the lease obligation as long-term debt on the Consolidated Balance Sheet starting December 31, 2003. As a result of implementing FIN 46, we recognized a non-cash, after-tax charge of $37.6 million, or $0.23 per share related to "catch-up" depreciation of the facility since its acquisition in June 1999 and recorded the charge as a cumulative change in accounting principle. (See Note 7 to the Consolidated Financial Statements "Contractual Obligations, Financial Guarantees and Contingencies" for an explanation of the leasing arrangement for the Ravenswood Facility, as well as an explanation of the implementation of FIN 46.)

Earnings from Continuing Operations 2003 vs 2002

Income from continuing operations, less preferred stock dividends, increased $47.7 million in 2003 compared to 2002 primarily reflecting higher earnings from the Energy Investments and Gas Distribution segments. The Energy Investment segment benefited from higher earnings associated with gas exploration and production activities as a result of significantly higher realized gas prices and higher production volumes. The Gas Distribution segment benefited from colder weather during the January through March 2003 heating season compared to the same period of 2002, as well as from load growth. Further, during 2003 we recorded $15.1 million in gains from property sales, primarily 550 acres of real property located on Long Island. Earnings per share from continuing operations increased only $0.01 per share, reflecting the issuance of 13.9 million shares of common stock on January 17, 2003, as well as the re-issuance of shares held in treasury pursuant to dividend reinvestment and employee benefit plans. The increase in average common shares outstanding reduced 2003 earnings per share by $0.32 compared to 2002.

Earnings Available for Common Stock 2003 vs 2002

As mentioned, earnings available for common stock for the year ended December 31, 2003, reflects an operating loss from discontinued operations of $1.9 million, or $0.01 per share associated with the operations of the mechanical contracting activities, as well as a non-cash, after-tax charge of $37.6 million, or $0.23 per share related to the implementation of FIN 46.

Earnings  available  for  common  stock for the year  ended  December  31,  2002 includes a net loss of $0.6 million, or $0.01 per share, from discontinued operations. The mechanical contracting operations reflected earnings of $19.1 million, or $0.13 per share in discontinued operations. This was offset by an after-tax loss of $19.7 million associated with the sale of Midland Enterprises LLC ("Midland"). In January 2002, KeySpan announced that it had entered into an agreement to sell Midland, its marine barge business. During the fourth quarter of 2001, in anticipation of this divestiture, which closed on July 2, 2002, an estimated loss on the sale of Midland was recorded as discontinued operations, as well as an estimate for Midland's results of operations for the first nine months of 2002. In the second quarter of 2002, we recorded an additional after-tax loss of $19.7 million, primarily reflecting a provision for certain city and state taxes that resulted from a change in our tax structuring strategy. (See Note 9 to the Consolidated Financial Statements "Discontinued Midland Operations" for additional information.)

Consolidated Summary of Results

Operating income by segment, as well as consolidated earnings available for common stock is set forth in the following table for the periods indicated.

-----------------------------------------------------------------------------------------------------------------------------
                                                                                          Year Ended December 31,
 (In Thousands of Dollars, Except Per Share Amounts)                              2004              2003              2002
-----------------------------------------------------------------------------------------------------------------------------
 Gas Distribution                                                              $ 579,563        $  574,254         $ 531,134
 Electric Services                                                               289,781           269,874           289,694
 Energy Services
      Operations                                                                 (33,878)          (32,963)          (45,581)
      Goodwill impairment charge                                                 (14,424)                -                 -
 Energy Investments
      Operations                                                                 179,424           238,554           142,594
      Ceiling test write-down and impairment charge                              (74,731)                -                 -
 Eliminations and other                                                            9,535            (2,090)           (8,506)
                                                                      -------------------------------------------------------
 Operating Income                                                                935,270         1,047,629           909,335
 Interest charges                                                               (331,251)         (307,694)         (301,504)
 Gain on Houston Exploration transactions                                        329,689            19,020                 -
 Gain (loss) on sale of KeySpan Canada                                            58,629           (30,345)                -
 Gain on sale of Phoenix Natural Gas                                                   -            24,681                 -
 Cost of debt redemption                                                         (45,879)          (24,094)                -
 Other income and (deductions)                                                    (6,205)          (21,847)              136
 Income taxes                                                                   (325,540)         (281,281)         (229,665)
                                                                      -------------------------------------------------------
 Income from Continuing Operations                                               614,713           426,069           378,302
 Cumulative change in accounting principles                                            -           (37,451)                -
 Loss from discontinued operations                                              (151,048)           (1,888)             (614)
                                                                      -------------------------------------------------------
 Net Income                                                                      463,665           386,730           377,688
 Preferred stock dividend requirements                                             5,612             5,844             5,753
                                                                      -------------------------------------------------------
 Earnings for Common Stock                                                     $ 458,053        $  380,886         $ 371,935
                                                                      =======================================================

 Basic Earnings per Share:
    Continuing operations, less preferred stock dividends                      $    3.80        $     2.65         $    2.64
    Change in accounting principles                                                    -             (0.23)                -
    Discontinued operations                                                        (0.94)            (0.01)            (0.01)
-----------------------------------------------------------------------------------------------------------------------------
                                                                               $    2.86        $     2.41         $    2.63
-----------------------------------------------------------------------------------------------------------------------------

Operating income, as indicated in the above table, decreased $112.4 million for the twelve months ended December 31, 2004, compared to the same period of 2003. Comparative operating income was adversely impacted by lower operating income from the Energy Investment segment as a result of KeySpan's reduced ownership interest in Houston Exploration and KeySpan Canada during the latter half of 2004. In addition, operating income in the Energy Investments segment was adversely impacted by the $48.2 million non-cash impairment charge to recognize the reduced valuation of proved reserves, as well as the $26.5 million non-cash impairment charge in our investment in PTL. Further, the decrease in operating income reflects the $14.4 million non-cash goodwill impairment charge recorded in the Energy Services segment. The higher comparative operating income in the Electric Services segment in 2004 primarily reflects higher net electric margins associated with the Ravenswood Expansion, a recently constructed 250 MW combined cycle generating facility located at the Ravenswood Facility site. The Gas Distribution segment benefited from customer additions and oil-to-gas conversions throughout our service territories, as well as from the full effect of the rate increase resulting from the Boston Gas Company rate proceeding concluded in November 2003. As mentioned earlier, in 2003 we recorded $15.1 million in gains from property sales, primarily 550 acres of real property located on Long Island, that were recorded in the Gas Distribution segment. (See the discussion under the caption "Review of Operating Segments" for further details on each segment.)

The increase in interest expense of $23.6 million, or 8%, in 2004, compared to the prior year, reflects a number of items. As noted earlier, interest expense for 2004 includes the write-off of $8.2 million of previously deferred issuance costs as a result of the redemption of $758 million of outstanding long-term debt. In addition, interest expense in 2004 was impacted by the implementation of FIN 46, mentioned earlier. Beginning January 1, 2004, lease payments associated with the Ravenswood Master Lease have been reflected as interest expense on the Consolidated Statement of Income resulting in an increase to interest expense of approximately $30 million in 2004. (See Note 7 "Contractual Obligations, Financial Guarantees and Contingencies for further information on the Master Lease.")

Further, comparative interest expense also reflects the benefits realized in 2003 associated with interest rate swaps. In 2003, we terminated an interest rate swap agreement with a notional amount of $270 million. This swap was used to hedge a portion of outstanding promissory notes that were issued to LIPA in connection with the KeySpan/LILCO business combination. As noted previously, in March 2003, we called approximately $447 million of the outstanding promissory notes, and settled the outstanding derivative instrument. The cash proceeds from the termination of the interest rate hedge were $18.4 million, of which $8.1 million represented accrued swap interest. The difference between the termination settlement amount and the amount of accrued swap interest, $10.3 million, was recorded to earnings (as an adjustment to interest expense) in 2003 and effectively offset a portion of the redemption charges.

Offsetting, to some extent, these adverse impacts to comparative interest expense are the benefits associated with a lower level of outstanding long-term debt.

In addition to the asset sales of $388.3 million and debt redemption costs of $45.9 million previously noted, other income and (deductions) for 2004 reflects a $12.6 million gain recorded on the settlement of a derivative financial instrument entered into in connection with the sale/leaseback transaction associated with the Ravenswood Expansion, as well as a $5.5 million foreign currency gain on cash investments held off-shore. Other income and (deductions) also includes the effects of minority interest of $36.8 million related to our previous controlling interests in Houston Exploration and KeySpan Canada, as well as carrying charges on certain regulatory assets. (See Note 7 and Note 8 to the Consolidated Financial Statements, "Contractual Obligations, Financial
Guarantees and Contingencies" and "Hedging and Derivative Financial Instruments," for additional information regarding the sale/leaseback transaction and derivative financial instrument.)

In addition to the asset sales of $13.4 million and debt redemption costs of $24.1 million previously noted, other income and (deductions) in 2003 also reflects severance tax refunds totaling $21.6 million recorded by Houston Exploration for severance taxes paid in 2002 and earlier periods, as well as $6.5 million of realized foreign currency translation gains. Finally, other income and (deductions) reflects minority interest adjustments related to Houston Exploration and KeySpan Canada of $63.9 million, as well as carrying charges on certain regulatory assets.

Income tax expense generally reflects the level of pre-tax income. In addition, tax expense for 2004 reflects: (i) a $6.0 million benefit resulting from a revised appraisal associated with property that was disposed of in 2003; (ii) a tax benefit of $14 million related to the repatriation of earnings from KeySpan's Canadian investments; and (iii) the beneficial tax treatment afforded the stock transaction with Houston Exploration.

Income tax expense for 2003 includes a number of items impacting comparative results. During 2003, the partial monetization of our Canadian investments resulted in tax expense of $3.8 million, reflecting certain United States partnership tax rules. In addition, we recorded an adjustment to income tax expense of $6.1 million due to the Commonwealth of Massachusetts disallowing the carry forward of net operating losses incurred by regulated utilities. Offsetting, to some extent, these increases to tax expense, was a tax benefit recorded in 2003 of $9.0 million associated with certain New York City general corporation tax issues. In addition, certain costs associated with employee deferred compensation plans were deducted for federal income tax purposes in 2003. These costs, however, are not expensed for "book" purposes resulting in a beneficial permanent book-to-tax difference of $6.3 million.

As noted earlier, earnings available for common stock for the year ended December 31, 2004 also includes losses of $151.1 million, or $0.94 per share, from discontinued operations. Earnings available for common stock for the year ended December 31, 2003 includes a charge for a cumulative change in accounting principles of $37.6 million, or $0.23 per share, associated with the implementation of FIN 46, as well as operating losses of $1.9 million, or $0.01 per share associated with discontinued operations.

As a result of the items discussed above, earnings available for common stock were $458.1 million, or $2.86 per share for the year ended December 31, 2004 compared to $380.9 million, or $2.41 per share realized in 2003.

Operating income in 2003 increased $138.3 million compared to 2002. This increase in operating income reflects higher earnings from the Energy Investments and Gas Distribution segments, somewhat offset by a decrease in earnings from the Electric Services Segment. The Energy Investment segment benefited from higher earnings associated with gas exploration and production activities as a result of significantly higher realized gas prices and higher production volumes. The Gas Distribution segment benefited from colder weather during the January through March 2003 heating season compared to the same period of 2002, as well as from load growth. Further, as mentioned earlier, during 2003 we recorded $15.1 million in gains in the Gas Distribution segment from property sales. Lower results from the Electric Services segment were attributable to higher operating costs, as well as lower revenues from our merchant generating facility, due in part to cooler summer weather in 2003. (See the discussion under the caption "Review of Operating Segments" for further details on each segment.)

Interest charges increased 2% in 2003, compared to 2002, primarily as a result of the absence of the benefits associated with certain interest-rate derivative swap instruments that were in effect in 2002, but terminated in 2003. (See Note 8 to the Consolidated Financial Statements "Hedging, Derivative Financial Instruments and Fair Values.")

As discussed in greater detail earlier, other income and (deductions) in 2003 reflects a number of significant items that impacted comparative results. During 2003, we monetized a portion of our Canadian and Northern Ireland investments, as well as a portion of our ownership interest in Houston Exploration and recorded a net gain of $13.4 million associated with these transactions. Further, we incurred debt redemption costs of $24.1 million. Other income and (deductions) in 2003 also reflects severance tax refunds totaling $21.6 million recorded by Houston Exploration for severance taxes paid in 2002 and earlier periods, compared to $9.1 million recorded in 2002, as well as $6.5 million of realized foreign currency translation gains. Finally, other income and (deductions) for both 2003 and 2002 reflects minority interest adjustments related to Houston Exploration and KeySpan Canada, as well as carrying charges on certain regulatory assets.

The increase in income tax expense in 2003 compared to 2002 generally reflects a higher level of pre-tax earnings. Further, income tax expense for 2003 and 2002 includes a number of items impacting comparative results. As mentioned above, the partial monetization of our Canadian investments in 2003 resulted in tax expense of $3.8 million, reflecting certain United States partnership tax rules. In addition, we recorded an adjustment to income tax expense of $6.1 million due to the Commonwealth of Massachusetts disallowing the carry forward of net operating losses incurred by regulated utilities. Offsetting, to some extent, these increases to tax expense, was a tax benefit recorded in 2003 of $9.0 million associated with certain New York City general corporation tax issues. In addition, certain costs associated with employee deferred compensation plans were deducted for federal income tax purposes in 2003 resulting in a beneficial permanent book-to-tax difference of $6.3 million.

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

As discussed earlier, earnings available for common stock for the year ended December 31, 2002 also includes a net loss from discontinued operations of $0.6 million.

As a result of the items just mentioned earnings available for common stock, which includes both the cumulative change in accounting principle, as well as discontinued operations, were $380.9 million, or $2.41 per share for the year ended December 31, 2003 compared to $371.9 million, or $2.63 per share earned in 2002.

KeySpan's consolidated earnings for 2004 were forecasted to be in the range of $2.55 to $2.75 per share, excluding special items. Earnings from continuing core operations (defined for this purpose as all continuing operations other than exploration and production, less preferred stock dividends) were forecasted to be in the range of $2.20 to $2.30 per share. Earnings from gas exploration and production operations, excluding the impact of the gain on the sale of Houston Exploration and the impact of the non-cash impairment charge, were forecasted to be in the range of $0.35 to $0.45 per share. Actual 2004 earnings from continuing core operations, as defined, were $2.41 per share, while earnings from exploration and production operations were $0.36 per share.

Financial Outlook for 2005

KeySpan's consolidated earnings for 2005 are forecasted to be in the range of $2.30 to $2.40 per share, excluding special items. Since we sold the majority of our non-core assets in 2004, the earnings forecast represents earnings from all continuing operations less preferred stock dividends. Further, the earnings forecast includes the anticipated dilutive impact from the conversion of the MEDS Equity Units. (See Note 6 to the Consolidated Financial Statements "Long-Term Debt" for an explanation of the MEDS Equity Units.)

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

The table below highlights certain significant financial data and operating statistics for the Gas Distribution segment for the periods indicated.

---------------------------------------------------------------------------------------------------------------------------
                                                                                   Year Ended December 31,
(In Thousands of Dollars)                                               2004                 2003                  2002
---------------------------------------------------------------------------------------------------------------------------
Revenues                                                            $ 4,407,292          $ 4,161,272           $ 3,163,761
Cost of gas                                                           2,664,662            2,444,485             1,569,325
Revenue taxes                                                            73,294               90,456                83,066
---------------------------------------------------------------------------------------------------------------------------
Net Gas Revenues                                                      1,669,336            1,626,331             1,511,370
---------------------------------------------------------------------------------------------------------------------------
Operating Expenses
   Operations and maintenance                                           672,548              659,932               608,266
   Depreciation and amortization                                        276,487              259,934               237,186
   Operating taxes                                                      140,738              147,334               135,687
---------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                              1,089,773            1,067,200               981,139
---------------------------------------------------------------------------------------------------------------------------
Gain on the sale of property                                                  -               15,123                   903
Operating Income                                                    $   579,563          $   574,254           $   531,134
---------------------------------------------------------------------------------------------------------------------------
Firm gas sales and transportation (MDTH)                                324,549              328,073               284,281
Transportation - Electric  Generation (MDTH)                             27,656               34,778                64,173
Other Sales (MDTH)                                                      155,992              158,722               209,002
Warmer (Colder) than Normal - New York & Long Island                      (1.0%)               (8.0%)                 7.0%
Warmer (Colder) than Normal - New England                                 (6.8%)              (10.0%)                 4.6%
---------------------------------------------------------------------------------------------------------------------------

A MDTH is 10,000 therms and reflects the heating content of approximately one million cubic feet of gas. A therm reflects the heating content of approximately 100 cubic feet of gas. One billion cubic feet (BCF) of gas equals approximately 1,000 MDTH.


Executive Summary

Operating income increased $5.3 million for the twelve months ended December 31, 2004 compared to the same period last year, primarily due to an increase in net revenues of $43.0 million resulting, for the most part, from the Boston Gas Company's rate proceeding that was concluded in November 2003. Partially offsetting the increase in net revenues were higher operating expenses of $22.6 million, primarily due to an increase of $13.0 million in the provision for uncollectible accounts receivable as a result of higher gas costs, as well as higher depreciation and amortization expenses. It should be noted that during 2003 we recorded $15.1 million in gains from property sales on Long Island.

Operating income increased $43.1 million for the twelve months ended December 31, 2003 compared to the same period of 2002, primarily due to an increase in net revenues of $115.0 million resulting from significantly colder than normal weather experienced throughout the Northeastern United States in 2003, particularly during the primary winter heating months of January through March. Partially offsetting the increase in net revenues were higher operating expenses of $86.1 million, attributable, in part, to higher pension and other postretirement benefit costs of $30.9 million. Further, the colder weather experienced during 2003 resulted in a higher level of repair and maintenance work on our gas distribution infrastructure which increased comparative operating expenses. Also depreciation and amortization expense increased as a result of the expansion of the gas distribution system. As noted earlier, during 2003 we recorded $15.1 million in gains from property sales on Long Island.

Net Revenues

Net gas revenues (revenues less the cost of gas and associated revenue taxes) from our gas distribution operations increased by $43.0 million, or 3%, for the year-ended December 31, 2004 compared to the prior year. Net gas revenues benefited from the Boston Gas Company rate increase granted in the fourth quarter of 2003, as well as from customer additions and oil-to-gas conversions. As measured in heating degree days, weather in 2004 in our New York and New England service territories was approximately 1% and 7% colder than normal, respectively, compared to approximately 8% and 10% colder than normal in 2003, respectively. Weather in 2004 was approximately 6% warmer than 2003 in our New York service territory and approximately 3% warmer than last year in our New England service territory.

Net revenues from firm gas customers (residential, commercial and industrial customers) in our New York service territory during the twelve months ended December 31, 2004 were essentially equivalent to the same period of 2003. We realized a $3.5 million benefit to net gas revenues as a result of an additional billing day in the 2004 leap year and $1.6 million associated with regulatory incentives. Weather, which was warmer than 2003, resulted in an adverse impact to comparative net gas revenues of $3.6 million. KEDNY and KEDLI each operate under a utility tariff that contains a weather normalization adjustment that significantly offsets variations in firm net revenues due to fluctuations in normal weather. Since weather was colder than normal we refunded to firm customers $5.2 million through the weather normalization adjustment. The benefits of customer additions and oil-to-gas conversions were effectively offset by conservation and more efficient heating equipment, customer attrition and the adverse impact to customer usage due to higher natural gas prices.

Also included in net gas revenues is the recovery of property taxes that were $0.5 million lower in 2004 compared to 2003. These revenues, however, do not impact net income since the taxes they are designed to recover are expensed as amortization charges on the Consolidated Statement of Income. Firm gas distribution rates for KEDNY and KEDLI during 2004, other than for the recovery of gas costs, have remained substantially unchanged from rates charged in 2003.

Net revenues from firm gas customers in our New England service territory increased by $40.3 million in 2004 compared to 2003. Customer additions and oil-to-gas conversions, net of attrition and conservation, added $8.0 million to net gas revenues. Further, we realized a $2.2 million benefit in net gas revenues as a result of an additional billing day for leap year. As mentioned, the Massachusetts Department of Telecommunications and Energy ("MADTE") approved a $27 million base rate increase for the Boston Gas Company, which became effective November 1, 2003. For the twelve months ended December 31, 2004, the rate increase resulted in a benefit to net gas revenues of $29.4 million. (See the caption under "Regulation and Rate Matters" for further information regarding the rate filing.) The gas distribution operations of our New England based subsidiaries do not have a weather normalization adjustment. Weather, which was warmer in 2004 than 2003, resulted in an adverse impact to comparative net gas revenues of $6.1 million. To mitigate the effect of fluctuations in normal weather patterns on KEDNE's results of operations and cash flows, weather derivatives were in place for the 2003/2004 and the 2004/2005 winter heating seasons. The impact of these derivative instruments resulted in a favorable impact to comparative net revenues of $6.8 million for the twelve months ended December 31, 2004 compared to the same period in 2003. (See Note 8 to the Consolidated Financial Statements "Hedging and Derivative Financial Instruments" for further information.)

In our large-volume heating and other interruptible (non-firm) markets, which include large apartment houses, government buildings and schools, gas service is provided under rates that are designed to compete with prices of alternative fuel, including No. 2 and No. 6 grade heating oil. These "dual-fuel" customers can consume either natural gas or fuel oil for heating purposes. Net revenues in these markets increased $2.2 million in 2004 compared to 2003. The majority of interruptible profits earned by KEDNE and KEDLI are returned to firm customers as an offset to gas costs.

Net gas  revenues  from our gas  distribution  operations  increased  by  $115.0 million, or 8%, for the year ended December 31, 2003, compared to the same period in 2002. Both our New York and New England based gas distribution operations benefited from the significantly colder than normal weather experienced throughout the Northeastern United States, particularly during the primary winter heating months, January through March, when our gas distribution operations realize over 60% of their yearly operating income. As measured in heating degree-days, weather during the first quarter of 2003 was approximately 10% colder than normal in our New York and New England service territories. This contrasts with the extremely warm weather experienced during the first quarter of 2002 when weather was approximately 16% - 18% warmer than normal. On a twelve month basis, weather was approximately 8% - 10% colder than normal in 2003 compared to 4% - 7% warmer than normal in 2002.

Net gas revenues from firm gas customers in our New York service territories increased by $56.4 million, or 6%, for the twelve months ended December 31, 2003, compared to the same period of 2002. Customer additions and oil-to-gas conversions, net of attrition and conservation, added approximately $22 million to net revenues during 2003. The effect of higher customer consumption in 2003 due primarily to colder than normal weather, coupled with lower customer consumption in 2002 due to the extremely warmer than normal weather resulted in a comparative increase to firm net revenues of approximately $41.1 million in 2003 compared to 2002. However, KEDNY and KEDLI each operate under a utility tariff that contains a weather normalization adjustment that significantly offsets variations in firm net revenues due to fluctuations from normal weather. These tariff provisions resulted in a $20.4 million refund to firm gas customers during 2003. Also included in net revenues are regulatory incentives that reduced comparative net revenues by $2.1 million and recovery of certain taxes that added $15.8 million to net revenues during 2003. The recovery of taxes through revenues, however, does not impact net income since we expense a similar amount as amortization charges and income taxes, as appropriate, on the Consolidated Statement of Income.

Net gas revenues from firm gas customers in our New England service territories increased $31.7 million, or 7%, for the year ended December 31, 2003, compared to the same period of 2002. Customer additions and oil-to-gas conversions, net of attrition and conservation, added approximately $13.5 million to net revenues. As with our New York service territories, higher customer consumption in 2003 due to the colder than normal weather, coupled with lower customer consumption in 2002 due to the warmer than normal weather, resulted in an increase in comparative net revenues for our New England based gas distribution utilities of approximately $25.1 million in 2003 compared to 2002. As noted above, the gas distribution operations of our New England based subsidiaries do not have a weather normalization adjustment. To mitigate the effect of fluctuations from normal weather patterns on KEDNE's results of operations and cash flows, weather derivatives were put in place for the 2002/2003 and 2003/2004 winter heating seasons. Since weather during the first quarter of 2003 was 10% colder than normal in the New England service territories, we recorded an $11.9 million reduction to revenues to reflect the loss on these derivative transactions. Similarly, in 2002 we recorded a $3.3 million reduction to revenues. As a result of these transactions, comparative net revenues were adversely impacted by $8.6 million. Weather derivatives had only a marginal impact on net revenues during the fourth quarter of 2003, since weather was approximately normal. (See Note 8 to the Consolidated Financial Statements
"Hedging, Derivative Financial Instruments and Fair Values" for further information).

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

Firm gas distribution rates for KEDNY and KEDLI in 2003, other than for the recovery of gas costs, have remained substantially unchanged from rates charged in 2002. As noted, firm gas distribution rates for KEDNE reflect an increase of $5.6 million resulting from The Boston Gas Company's rate order, which became effective November 1, 2003.

In our large-volume heating and other interruptible (non-firm) markets, net revenues increased by $26.8 million during the twelve months ended December 31, 2003, compared to the same period of 2002. As mentioned, the majority of interruptible profits earned by KEDNE and KEDLI are returned to firm customers as an offset to gas costs.

We are committed to our expansion strategy initiated during the past few years. We believe that significant growth opportunities exist on Long Island and in our New England service territories. We estimate that on Long Island approximately 37% of the residential and multi-family markets, and approximately 55% of the commercial market currently use natural gas for space heating. Further, we estimate that in our New England service territories approximately 50% of the residential and multi-family markets, as well as the commercial market, currently use natural gas for space heating purposes. We will continue to seek growth in all our market segments, through the economic expansion of our gas distribution system, as well as through the conversion of residential homes from oil-to-gas for space heating purposes and the pursuit of opportunities to grow the multi-family, industrial and commercial markets.

Firm Sales, Transportation and Other Quantities

Firm gas sales and  transportation  quantities for the  year-ended  December 31,
2004, were approximately 1% lower compared to such quantities for the same period in 2003 reflecting the warmer weather. Weather normalized sales quantities increased 2% in our New York service territories during 2004. In our New England service territories, weather normalized sales quantities during 2004 were essentially the same as weather normalized sales quantities experienced in 2003. Net revenues are not affected by customers opting to purchase their gas supply from other sources, since delivery rates charged to transportation customers generally are the same as delivery rates charged to full sales service customers. Transportation quantities related to electric generation reflect the transportation of gas to our electric generating facilities located on Long Island. Net revenues from these services are not material.

Other sales quantities include on-system interruptible quantities, off-system sales quantities (sales made to customers outside of our service territories) and related transportation. We have an agreement with Coral Resources, L.P. ("Coral"), a subsidiary of Shell Oil Company, under which Coral assists in the origination, structuring, valuation and execution of energy-related transactions on behalf of KEDNY and KEDLI. Upon expiration of this agreement, March 31, 2005, these services will be performed with KeySpan employees. We also have a portfolio management contract with Merrill Lynch Trading, under which Merrill Lynch Trading provides all of the city gate supply requirements at market prices and manages certain upstream capacity, underground storage and term supply contracts for KEDNE. This agreement expires on March 31, 2006.

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

Purchased Gas for Resale

The increase in gas costs for the twelve months ended December 31, 2004, compared to the same period of 2003 of $220.2 million, or 9%, reflects an increase of 13% in the price per dekatherm of gas purchased, and a 3% decrease in the quantity of gas purchased. The current gas rate structure of each of our gas distribution utilities includes a gas adjustment clause, pursuant to which variations between actual gas costs incurred for sale to firm customers and gas costs billed to firm customers are deferred and refunded to or collected from customers in a subsequent period. The increase in gas costs for the year ended December 31, 2003 compared to the same period in 2002 of $875.2 million, or 56%, reflects an increase of 39% in the price per dekatherm of gas purchased, and a 15% increase in the quantity of gas purchased.

Operating Expenses

Total operating expenses for the year ended December 31, 2004 increased $22.6 million, or 2%, compared to the same period last year, reflecting higher operations and maintenance and depreciation expense. Operations and maintenance expense increased $12.6 million, or 2%, in 2004 compared to 2003 primarily due to an increase of $13.0 million in the provision for uncollectible accounts receivable as a result of increasing gas costs, as well as higher employee welfare costs, primarily postretirement expenses of approximately $4 million. These increases to operations and maintenance expenses were partially offset by a benefit of approximately $3 million, net of amounts subject to regulatory deferral treatment, associated with the implementation of the Medicare Prescription Drug Improvement and Modernization Act of 2003 ("Medicare Act") and implementation of Financial Accounting Standards Board Staff Position ("FSP") 106-2. (See Note 1 to the Consolidated Financial Statements "Summary of Significant Accounting Policies" Item O "Recent Accounting Pronouncements" for further information regarding the Act and FSP 106-2.) In addition, in September 2004, Boston Gas Company reached an agreement with an insurance carrier for recovery of previously incurred environmental expenditures. Under a previously issued MADTE order, insurance and third-party recoveries, after deducting legal fees, are shared between Boston Gas and its firm gas customers. As a result of the insurance agreement, in September 2004 Boston Gas recorded a $5 million benefit to operations and maintenance expense.

Higher depreciation and amortization expense reflects the continued expansion of the gas distribution system, while the lower operating taxes resulted primarily from a property tax refund in our New York service territory.

Operating expenses in 2003 increased $86.1 million, or 9%, compared to 2002. This increase was primarily attributable to higher pension and other postretirement benefit costs, which increased (net of amounts deferred and subject to regulatory true-ups) by $30.9 million during 2003. The cost of these benefits grew primarily as a result of lower actual returns on plan assets, as well as increased health care costs. Further, the colder weather experienced during 2003 resulted in a higher level of repair and maintenance work on our gas distribution infrastructure which increased comparative operating expenses by approximately $15 million.

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

Other Matters

In order to serve the anticipated market requirements in our New York service territories, KeySpan and Duke Energy Corporation formed Islander East Pipeline Company, LLC ("Islander East") in 2000. Islander East is owned 50% by KeySpan and 50% by Duke Energy, and was created to pursue the authorization and construction of an interstate pipeline from Connecticut, across Long Island Sound, to a terminus near Shoreham, Long Island. Applications for all necessary regulatory authorizations were filed in 2000 and 2001. Islander East has received a final certificate from the Federal Energy Regulatory Commission ("FERC") and all necessary permits from the State of New York. The State of Connecticut denied Islander East's applications for coastal zone management and
Section 401 of the Clean Water Act authorizations. Islander East appealed the State of Connecticut's determination on the coastal zone management issue to the United States Department of Commerce. On May 6, 2004, the Department of Commerce overrode Connecticut's denial and granted the coastal zone management authorization. Islander East's petition for a declaratory order challenging the denial of the Section 401 authorization is pending with Connecticut's State Superior Court. Once in service, the pipeline is expected to transport up to 260,000 DTH daily to the Long Island and New York City energy markets, enough natural gas to heat 600,000 homes. The pipeline will also allow KeySpan to diversify the geographic sources of its gas supply. Various options for the financing of this pipeline construction are being evaluated. At December 31, 2004, our investment in the Islander East pipeline was $20 million.

In addition, in August 2004, KeySpan acquired a 21% interest in the Millennium Pipeline development project which is anticipated to transport up to 500,000 DTH of natural gas a day to the Algonquin pipeline. The project has been approved by the FERC and, pending an amendment to the project's FERC certificate, construction could begin as early as the third quarter of 2005, with service beginning in late 2006. Once constructed, KeySpan anticipates contracting for 150,000 DTH per day of transportation capacity from the Millennium Pipeline system. As of December 31, 2004, our investment in this project was $6 million.

Electric Services

The Electric Services segment primarily consists of subsidiaries that own and operate oil and gas-fired electric generating plants in the Borough of Queens (including the "Ravenswood Projects") and the counties of Nassau and Suffolk on Long Island. In addition, through long-term contracts of varying lengths, we manage the electric transmission and distribution ("T&D") system, the fuel and electric purchases, and the off-system electric sales for LIPA. The Electric Services segment also provides retail marketing of electricity to commercial customers, the earnings from which were previously reported in the Energy Services segment. Financial results for 2003 and 2002 have been reclassified to reflect these activities in the Electric Services segment.

Selected financial data for the Electric Services segment is set forth in the table below for the periods indicated.

------------------------------------------------------------------------------------------------------------------------
                                                                                     Year Ended December 31,
(In Thousands of Dollars)                                                   2004               2003              2002
------------------------------------------------------------------------------------------------------------------------
Revenues                                                               $ 1,738,660        $ 1,606,074       $ 1,645,789
Purchased fuel                                                             539,589            464,802           479,603
------------------------------------------------------------------------------------------------------------------------
Net Revenues                                                             1,199,071          1,141,272         1,166,186
------------------------------------------------------------------------------------------------------------------------
Operating Expenses
   Operations and maintenance                                              653,292            658,652           676,900
   Depreciation                                                             88,252             67,161            61,377
   Operating taxes                                                         169,746            145,585           139,694
------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                                   911,290            871,398           877,971
------------------------------------------------------------------------------------------------------------------------
Gain on the sale of property                                                 2,000                  -             1,479
Operating Income                                                       $   289,781        $   269,874       $   289,694
------------------------------------------------------------------------------------------------------------------------
Electric sales (MWH)*                                                    6,232,190          4,738,331         4,998,111
Capacity(MW)*                                                                2,450              2,200             2,200
Summer cooling degree days                                                   1,045                988             1,280
------------------------------------------------------------------------------------------------------------------------

*Reflects the operations of the Ravenswood Projects only.


Executive Summary

Operating income increased $19.9 million for the twelve months ended December 31, 2004 compared to the same period last year, due primarily to an increase in net revenues from the Ravenswood Projects of $53.8 million, partially offset by higher depreciation expense and operating taxes. In addition, also in 2004, KeySpan recognized a gain of $2.0 million on the sale of a parcel of land in Far Rockaway, Queens, to LIPA.

Operating income decreased $19.8 million for the twelve months ended December 31, 2003 compared to the same period of 2002, primarily due to higher postretirement expenses of $9.0 million. In addition, in 2002 we settled certain outstanding issues with LIPA and The Consolidated Edison Company of New York that resulted in a $13.0 million decrease to operating expenses in 2002.

Net Revenues

Total electric net revenues realized during 2004 were $57.8 million, or 5% higher than such revenues realized during 2003. This increase is primarily attributable to the operation of the Ravenswood Expansion.

Net revenues from the Ravenswood Projects increased $53.8 million, or 18% in 2004 compared to 2003 reflecting increased capacity revenues of $19.1 million, as well as higher energy margins of $34.7 million. The increase in capacity revenues for the twelve months ended December 31, 2004 compared to the corresponding period last year primarily reflects the operation of the Ravenswood Expansion. (See the discussion below under "Other Matters" for a description of the Ravenswood Expansion.)

The increase in energy margins for the twelve months ended December 31, 2004, reflects a 32% increase in the level of megawatt hours ("MWh") sold into the New York Independent System Operator ("NYISO") energy market, as well as an increase of 9% in realized "spark-spreads" (the selling price of electricity less the cost of fuel, plus hedging gains or losses). The increase in energy sales quantities reflects the operations of the Ravenswood Expansion. As measured in cooling degree-days, weather during the peak summer months of 2004 was approximately 6% warmer than last year, but 7% cooler than normal. Further, energy sales quantities in 2003 were adversely impacted by the scheduled major overhaul of our largest electric generating unit.

We employ derivative financial hedging instruments to hedge the cash flow variability for a portion of forecasted purchases of natural gas and fuel oil consumed at the Ravenswood Projects. Further, we have engaged in the use of derivative financial hedging instruments to hedge the cash flow variability associated with a portion of forecasted electric energy sales from the Ravenswood Projects. These derivative instruments resulted in hedging gains, which are reflected in net electric margins, of $23.0 million in 2004 compared to hedging gains of $12.3 million for 2003. The benefits derived from KeySpan's hedging strategy contributed to an increase in realized spark-spreads despite the cooler weather during the peak summer months. (See Note 8 to the Consolidated Financial Statements "Hedging and Derivative Financial Instruments and Fair Values" as well as Item 7A. Quantitative and Qualitative Disclosures about Market Risk for further information").

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

Net revenues from the service agreements with LIPA, including the power purchase agreements associated with two electric peaking facilities, increased $5.3 million for the twelve months ended December 31, 2004, compared to 2003. This increase reflects, in part, recovery from LIPA of approximately $26 million in higher property taxes and depreciation charges. These recoveries had no impact on operating income since actual property taxes and depreciation charges increased by a like amount. Further, comparative revenues reflect adjustments to the cost recovery mechanism in the LIPA Service Agreements to match actual costs incurred with recovery of such costs. These adjustments reduced revenues in 2004 by approximately $10 million compared to 2003. These adjustments to revenues had no impact on operating income since actual operating costs decreased by a like amount. Excluding these two items, net revenues from the service agreements with LIPA decreased approximately $10 million in 2004, compared to 2003, reflecting a lower level of off-system sales and emission credits, both of which are shared with LIPA. In 2004 we earned $16.4 million associated with non-cost performance incentives provided for under these agreements, compared to $16.2 million earned in 2003. (For a description of the LIPA Agreements, see the discussion under the caption "LIPA Agreements.")

In addition to the above, net revenues from our electric marketing activities were slightly lower in 2004 compared to 2003.

Total electric net revenues decreased $24.9 million, or 2% for the year ended December 31, 2003 compared to the same period in 2002.

Net revenues from the Ravenswood Facility were $3.1 million lower in 2003 compared to 2002. Comparative net revenues reflect higher capacity revenues of $31.5 million, offset by a decrease in energy margins of $34.6 million. The increase in capacity revenues reflects increases in the level of capacity sold and in the selling price of capacity. Such increases were the result of two measures. First, in 2002, the NYISO employed a revised methodology to assess the available supply of and demand for installed capacity. This revised methodology resulted in insufficient capacity being procured by the market, which caused a reliability concern. Further, the revised methodology resulted in lower capacity volume sold into the NYISO and depressed capacity pricing during the year ended December 31, 2002. The NYISO, however, recognized a calculation flaw in its revised methodology, and prior to the 2002/2003 winter season capacity auction, corrected the calculation methodology to ensure that sufficient capacity was procured. The corrected calculation methodology ensured compliance with New York State reliability rules and resulted in higher capacity revenue realized at the Ravenswood Facility in 2003 compared to the prior year.

In addition, on May 20, 2003, FERC approved the NYISO's revised capacity market procurement design with an effective date of May 21, 2003. This revised capacity market procurement design was based on a demand curve rather than relying on deficiency auctions to procure necessary capacity. The deficiency auction with its associated fixed minimum capacity requirements was replaced with a spot market auction that pays gradually declining prices as additional capacity is offered and gradually increasing prices as capacity offers decrease. This new market design recognizes the value of capacity in excess of the minimum requirement and reduces price spikes during periods of shortage. Essentially, the demand curve design eliminates the high and low cycles inherent in the deficiency auction market design. This new market design also established seasonal electric generator specific price caps. Price caps establish the maximum price per MW that capacity can be sold into the NYISO by divested electric generators like Ravenswood. Prior to this design change, one price cap was established for the entire year and was effective for all electric generators. For the Ravenswood Facility, its 2003 summer price cap was higher than the yearly price cap effective during the 2002 summer. As a result of these market design changes, the Ravenswood Facility realized higher capacity revenues during 2003 compared to 2002. It should be noted, however, that Ravenswood's 2003/2004 structured winter price cap was lower than the yearly price cap effective during the 2002/2003 winter, which was prior to the implementation of the new demand curve methodology.

The decrease in comparative energy margins in 2003 primarily reflects significantly cooler weather during the summer of 2003 compared to the summer of 2002. Measured in cooling degree-days, weather for 2003 was 23% cooler than 2002. The cooler weather resulted in lower realized "spark-spreads" (the selling price of electricity less cost of fuel, plus hedging gains or losses), as well as a reduction in megawatt hours sold into the NYISO. Further, more competitive behavior by market participants that bid into the NYISO, as well as certain price mitigation measures imposed by the FERC (as noted earlier) have resulted in lower comparative realized "spark-spreads." Energy sales quantities during a portion of 2003 were also adversely impacted by the scheduled major overhaul of our largest generating unit, as previously indicated.

As noted earlier, we employ derivative financial hedging instruments to hedge the cash flow variability for a portion of forecasted purchases of natural gas and fuel oil consumed at the Ravenswood Projects, as well as to hedge the cash flow variability associated with a portion of forecasted peak electric energy sales from these facilities. These derivative instruments resulted in hedging gains, which were reflected in net electric margins, of $12.3 million for the year ended December 31, 2003 compared to hedging gains of $17.4 million for the year ended December 31, 2002. (See Note 8 to the Consolidated Financial
Statements "Hedging, Derivative Financial Instruments, and Fair Values" for further information.)

Net revenues from the service agreements with LIPA decreased by $22.7 million for the year ended December 31, 2003 compared to the same period in 2002. Included in revenues for 2003 were billings to LIPA for certain third party costs that were lower than such billings in 2002. These revenues had minimal or no impact on earnings since we record a similar amount of costs in operating expense and we share any cost under-runs with LIPA. Excluding these third party billings, revenues in 2003 associated with these service agreements increased approximately $7 million compared to 2002. The increase reflects a higher level of service fees charged to LIPA for the recovery of past operating costs. In 2003 we earned $16.2 million associated with non-cost performance incentives provided for under these agreements, compared to $16.0 million earned in 2002.

Net revenues from the peaking facilities were $9.6 million higher in 2003 compared to 2002, reflecting a full year of operation. The facilities were placed in service on June 1, 2002 and July 1, 2002. These facilities added a combined 160 megawatts of generating capacity to KeySpan's electric generation portfolio. The capacity of and energy produced by these facilities are dedicated to LIPA under 25 year contracts.

The remaining decrease in net revenues reflects lower net revenues associated with KeySpan's electric marketing subsidiary.

Operating Expenses

Total operating expenses increased $39.9 million, or 5%, for the year-ended December 31, 2004 compared to the same period of 2003, due to higher operating taxes and depreciation charges, partially offset by lower operations and maintenance expenses. Operations and maintenance expense decreased $5.3 million reflecting, in part, $10 million in lower costs associated with the LIPA Service Agreements as noted earlier. Operations and maintenance expense also reflects the impact of FIN 46 which required KeySpan to consolidate the Ravenswood Master Lease and classify the lease obligation as long-term debt on the Consolidated Balance Sheet. Further, an asset was recorded on the Consolidated Balance Sheet for an amount substantially equal to the fair market value of the leased assets at the inception of the lease, less depreciation since that date. As a result of implementing FIN 46, beginning January 1, 2004, lease payments associated with the Ravenswood Master Lease have been reflected as interest expense on the Consolidated Statement of Income and the leased assets are being depreciated. The reclassification of lease payments associated with the Ravenswood Master Lease to interest expense resulted in a comparative decrease to operations and maintenance expense of $30 million. However, KeySpan incurred lease costs of $11 million associated with the sale/leaseback transaction involving the Ravenswood Expansion, that went into effect May 2004. In addition, KeySpan incurred increased repair and maintenance costs, including removal costs, associated with the Ravenswood Projects, as well as higher postretirement costs, which, for the most part, offset the beneficial impact of FIN 46.

The increase in depreciation expense of $21.1 million primarily relates to the depreciation of the leased assets under the Ravenswood Master Lease which increased depreciation by $16 million. The remaining increase in depreciation expense is associated with KeySpan's Long Island based electric generating units and is fully recoverable from LIPA. The higher operating taxes primarily reflect an increase in property taxes which are fully recoverable from LIPA, as noted earlier.

Operating expenses decreased $6.6 million for the year ended December 31, 2003, compared to 2002. Included in comparative operating expenses is a decrease in third party capital costs that are fully recoverable from LIPA, as noted earlier. Excluding the decrease in these costs, operating expenses increased approximately $23 million. This increase resulted, in part, from higher pension and other postretirement benefit costs. LIPA reimburses KeySpan for costs directly incurred by KeySpan in providing service to LIPA, subject to certain sharing provisions. Variations between pension and other postretirement costs and the estimates used to bill LIPA are deferred and refunded to or collected from LIPA in subsequent periods. As a result of an adjustment recorded in 2002 relating to this "true-up," comparative pension and other postretirement costs were approximately $9.3 million higher in 2003 compared to 2002. In addition, in 2002 we settled certain outstanding issues with LIPA and The Consolidated Edison Company of New York ("Consolidated Edison") that resulted in a $13.0 million decrease to operating expenses in 2002. Operating taxes reflect an increase in property tax rates associated with the Ravenswood facility. The increase in depreciation expense is associated with the two peaking facilities.

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

To finance this facility, KeySpan entered into a leveraged lease financing arrangement. In May 2004, the facility was acquired by a lessor from our subsidiary, KeySpan Ravenswood, LLC, and simultaneously leased back to it. All the obligations of our subsidiary under the lease have been unconditionally guaranteed by KeySpan. This lease transaction generated cash proceeds of $385 million, before transaction costs, which approximates the fair market value of the facility, as determined by a third-party appraiser. The lease has an initial term of 36 years and the yearly operating lease expense will be approximately $17 million per year. Lease payments will fluctuate from year to year, but are substantially paid over the first 16 years. (See Note 7 to the Consolidated Financial Statements, "Financial Guarantees and Contingencies" for additional information regarding this financing arrangement.)

In 2003,  the New  York  State  Board  on  Electric  Generation  Siting  and the
Environment issued an opinion and order which granted a certificate of environmental capability and public need for a 250 MW combined cycle electric generating facility in Melville, Long Island, which is now final and non-appealable. Also in 2003, LIPA issued a Request for Proposal ("RFP") seeking bids from developers to either build and operate a Long Island generating facility, and/or a new cable that will link Long Island to dedicated off-Long Island power of between 250 to 600 MW of electricity by no later than the summer of 2007. KeySpan and American National Power Inc. ("ANP") filed a joint proposal in response to LIPA's RFP. Under the proposal, KeySpan and ANP would have jointly owned and operated two 250 MW electric generating facilities to be located on Long Island, one of which is the Melville site and the other in the town of Brookhaven which also has received all permits and approvals. In May 2004, LIPA tentatively selected proposals submitted by two other bidders in response to the RFP. KeySpan remains committed to the Melville project and the benefits to Long Island's energy future that this project would supply. The project has received New York State Article X approval by having met all operational and environmental permitting requirements. Further, the project is strategically located in close proximity to both the high voltage power transmission grid and the high pressure gas distribution network.

LIPA is in the process of performing a long-term strategic review initiative regarding its future direction. Some of the strategic options that LIPA is considering include whether LIPA should continue its operations as they presently exist, fully municipalize or privatize, sell some, but not all of their assets and become a regulator of rates and services. Until LIPA makes a determination on its future direction, we are unable to determine what the outcome of this strategic review will have on the Melville project. At December 31, 2004, total capitalized costs associated with the siting, permitting and procurement of equipment for the Melville facility were approximately $62.5 million.

As part of our growth strategy, we continually evaluate the possible acquisition and development of additional generating facilities in the Northeast. However, we are unable to predict when or if any such facilities will be acquired and the effect any such acquired facilities will have on our financial condition, results of operations or cash flows.

Energy Services

The Energy Services segment includes subsidiaries that provide energy-related services to customers primarily located within the Northeastern United States, with concentrations in the New York City and Boston metropolitan areas, through the following lines of business: (i) Home Energy Services, which provides residential and small commercial customers with service and maintenance of energy systems and appliances and (ii) Business Solutions, which now provides operation and maintenance, design, engineering and consulting services to commercial and industrial customers.

The table below highlights selected financial information for the Energy Services segment. The December 31, 2003 and 2002 data has been restated to reflect certain businesses in the Business Solutions division - specifically the mechanical contracting companies - as discontinued operations due to the sale of these companies in January and February 2005.

---------------------------------------------------------------------------------------------------------
                                                                   Year Ended December 31,
(In Thousands of Dollars)                              2004                 2003                  2002
---------------------------------------------------------------------------------------------------------
Revenues                                            $ 193,921            $ 166,375             $ 208,624
Less:  Operating expenses                             227,799              199,338               254,205
           Goodwill impairment                         14,424                    -                     -
---------------------------------------------------------------------------------------------------------
Operating  (Loss)                                   $ (48,302)           $ (32,963)            $ (45,581)
---------------------------------------------------------------------------------------------------------


The Energy Services segment incurred operating losses of $48.3 million for the year-ended December 31, 2004 compared to losses of $33.0 million for the same period last year. As noted earlier, in September 2004, KeySpan recorded a non-cash goodwill impairment charge in continuing operations of $14.4 million as a result of an evaluation of the carrying value of goodwill recorded in this segment. Based upon the operating results experienced by the Energy Services segment and management's opinion that it was likely that a significant portion of the Energy Services segment would be sold within one year, KeySpan conducted an evaluation of the carrying value of its investments in this segment. That evaluation resulted in a total pre-tax impairment charge of $208.6 million ($152.4 million, or $0.95 per share after-tax) - $14.4 million of this charge is attributable to continuing operations, while the remaining $194.2 million ($139.9 million after-tax, or $0.87 per share), has been reflected in discontinued operations. (See Note 11 to the Consolidated Financial Statements "Energy Services - Discontinued Operations" for additional details on this charge.)


Excluding the goodwill impairment charge, operating income for the twelve months ended December 31, 2004 was essentially the same as 2003. Lower operating results realized by Home Energy Services were offset by lower operating expenses of the remaining Business Solutions companies. Home Energy Services experienced higher operating expenses as a result of the write-off of accounts receivable and contract revenues on certain projects that were deemed to be uncollectible, as well as the write-down of inventory balances.

Operating results were $12.6 million better in 2003 compared to 2002 due to the operations of the Home Energy Services group of companies. Comparative operating results reflect losses incurred during 2002, resulting from the non-renewal of appliance service contracts due to the warm first quarter 2002 weather, as well as from an increase in the provision for bad debts.

Energy Investments

The Energy Investments segment consists of our gas exploration and production investments, as well as certain other domestic and international energy-related investments. In June 2004, KeySpan exchanged 10.8 million shares of common stock of The Houston Exploration Company ("Houston Exploration") an independent natural gas and oil exploration company located in Houston, Texas for 100% of the stock of Seneca Upshur Petroleum, Inc. ("Seneca-Upshur"), previously a wholly owned subsidiary of Houston Exploration. This transaction reduced our interest in Houston Exploration from 55% to approximately 23.5%. As part of this transaction, Houston Exploration retired 4.6 million of its common shares and issued 6.8 million new shares in a public offering. Based on Houston Exploration's announced offering price of $48.00 per share, Seneca-Upshur's shares were valued at the equivalent of $449 million, or $41.57 per share. Seneca-Upshur's assets consisted of West Virginia gas producing properties valued at $60 million, and $389 million in cash. KeySpan follows an accounting policy of income statement recognition for parent company gains or losses from common stock transactions initiated by its subsidiaries. As a result, this transaction resulted in a gain to KeySpan of $150.1 million. Effective June 1, 2004, Houston Exploration's earnings and our ownership interest in Houston Exploration were accounted for on the equity basis of accounting. The deconsolidation of Houston Exploration required the recognition of certain deferred taxes on our remaining investment resulting in a net deferred tax expense of $44.1 million. Therefore, the net gain on the share exchange less the deferred tax provision was $106 million, or $0.66 per share.

In November 2004, KeySpan sold its remaining 23.5% interest in Houston Exploration (6.6 million shares) and received cash proceeds of approximately $369 million. KeySpan recorded a pre-tax gain of $179.6 million which is reflected in other income and (deductions) on the Consolidated Statement of Income. The after-tax gain was $116.8 million or $0.73 per share.

Our gas exploration and production activities now include our wholly-owned subsidiaries Seneca-Upshur and KeySpan Exploration and Production, LLC ("KeySpan Exploration and Production"), which is engaged in a joint venture with Houston Exploration.

In the second quarter of 2004, KeySpan recorded a $48.2 million non-cash impairment charge to recognize the reduced valuation of proved reserves. See
Note  1  to  the  Consolidated  Financial  Statements  "Summary  of  Significant
Accounting Policies" Item F "Gas Exploration and Production Property - Depletion" for further information on this charge.

Asset transactions regarding our investment in Houston Exploration were also recorded in 2003. In February 2003, we reduced our ownership interest in Houston Exploration from 66% to approximately 55% following the repurchase, by Houston Exploration, of three million shares of common stock owned by KeySpan. We realized net proceeds of $79 million in connection with this repurchase. KeySpan realized a gain of $19 million on this transaction, which is reflected in other income and (deductions) on the Consolidated Statement of Income. Income taxes were not provided, since this transaction was structured as a return of capital.

Selected financial data and operating statistics for our gas exploration and production activities is set forth in the following table for the periods indicated. Operating income represents 100% of our gas exploration and production subsidiaries' results for all periods prior to May 31, 2004 and five months of equity earnings (June 1, 2004 through October 31, 2004) for our 23.5% interest in Houston Exploration.

---------------------------------------------------------------------------------------------------------------------
                                                                             Year Ended December 31,
(In Thousands of Dollars)                                           2004                 2003                  2002
---------------------------------------------------------------------------------------------------------------------
Revenues                                                        $ 279,999             $ 501,255            $ 357,451
Less:  Depletion and amortization expense                         108,791               204,102              176,925
           Full cost ceiling test write-down                       48,190                     -                    -
           Other operating expenses                                49,320                99,944               70,267
Plus: Equity earnings                                              20,757                     -                    -
---------------------------------------------------------------------------------------------------------------------
Operating Income                                                 $ 94,455             $ 197,209            $ 110,259
---------------------------------------------------------------------------------------------------------------------


Executive Summary

Operating income decreased $102.8 million in 2004 compared to 2003 reflecting KeySpan's lower ownership in Houston Exploration during the year, and its ultimate sale as discussed above.

Operating income increased $87.0 million in 2003 compared to 2002 due to significantly higher average realized gas prices and a moderate increase in production volumes offset, to some extent, by an increase in operating expenses associated with a higher depletion rate, as well as higher lease operating expenses and severance taxes.

Operating Income

The decline in operating income of $102.8 million for the twelve months ended December 31, 2004 compared to the corresponding period in 2003, reflects the reduction in KeySpan's ownership interest in Houston Exploration. As noted, in 2003 KeySpan maintained a 55% ownership interest in Houston Exploration. In 2004, KeySpan maintained a 55% ownership interest for the five month period January 1, 2004 through May 31, 2004, then held an approximate 23.5% interest for the five month period June 1, 2004 through October 31, 2004. KeySpan sold its remaining 23.5% interest in Houston Exploration in November 2004. Further, the reduction in operating income in 2004 also reflects the $48.2 million non-cash impairment charge recorded by KeySpan's wholly-owned gas exploration and production subsidiaries to reflect the reduced valuation of proved reserves, as noted above.

Seneca-Upshur utilizes over-the-counter ("OTC") natural gas swaps to hedge the cash flow variability associated with forecasted sales of a portion of its natural gas production. At December 31, 2004, Seneca-Upshur has hedge positions in place for approximately 85% of its estimated 2005 through 2007 gas production, net of gathering costs. We use forward index prices to value these swap positions. (See Note 8 to the Consolidated Financial Statements "Hedging, Derivative Financial Instruments and Fair Values" for further details on the derivative financial instruments.)

Natural gas prices continue to be volatile and the risk that we may be required to record an impairment charge on our full cost pool again in the future increases when natural gas prices are depressed or if we have significant downward revisions in our estimated proved reserves.

The increase in operating income of $87.0 million or 79% for the year ended December 31, 2003, compared to the same period of 2002, reflected a significant increase in revenues. The higher revenues were offset, to some extent, by an increase in operating expenses associated with a higher depletion rate, as well as higher lease operating expenses and severance taxes, as discussed below. Revenues for the year ended 2003 benefited from the combination of a 37% increase in average realized gas prices (average wellhead price received for production including hedging gains and losses) and a 3% increase in production volumes.

Derivative financial hedging instruments were employed by Houston Exploration to provide more predictable cash flow, as well as to reduce its exposure to fluctuations in natural gas prices. The average realized gas price for the year ended 2003 was 87% of the average unhedged natural gas price, resulting in revenues that were approximately $67 million lower than revenues that would have been achieved if derivative financial instruments had not been in place during 2003. Houston Exploration hedged slightly less than 70% of its 2003 production, principally through the use of costless collars.

The depletion rate experienced in 2003 was $1.85 per Mcf, compared to $1.68 per Mcf experienced in 2002. The increase in the depletion rate reflected downward reserve revisions related to performance, the addition of more costs to Houston Exploration's depletion base with fewer additions of reserves, as well as an increase in estimated future development costs at year end.

The increase in other operating expenses for the year ended December 31, 2003, compared to the same period of 2002 was primarily due to increased lease operating costs and severance taxes. Lease operating expenses increased $13.1 million in 2003 compared to 2002, as a result of the continued expansion of operations both onshore and offshore. Severance tax, which is a function of volume and revenues generated from onshore production, increased $6.5 million in 2003 compared to 2002 as a result of the increase in average wellhead prices for natural gas. Overall operating expenses were increasing as new wells and facilities were added and production from existing wells was maintained.

For much of 2004, subsidiaries in this segment also held an ownership interest in certain midstream natural gas assets in Western Canada through KeySpan Canada. These assets included 14 processing plants and associated gathering systems that can process approximately 1.5 BCFe of natural gas daily and provide associated natural gas liquids fractionation. At the beginning of 2004, KeySpan held a 60.9% ownership interest in KeySpan Canada. In April 2004, KeySpan and KeySpan Facilities Income Fund (the "Fund"), an open-ended income fund trust which previously owned the other 39.1% interest in KeySpan Canada, consummated a transaction whereby the Fund sold 15.617 million units of the Fund at a price of CDN$12.60 per unit for gross total proceeds of approximately CDN$196.8 million. The proceeds of the offering were used by the Fund to acquire an additional 35.91% interest in KeySpan Canada from KeySpan. We received net proceeds of approximately CDN$186.3 million (or approximately US$135 million), after commissions and expenses. The Fund's ownership in KeySpan Canada increased from 39.1% to 75%, and KeySpan's ownership of KeySpan Canada decreased from 60.9% to 25%. KeySpan recorded a gain of $22.8 million ($10.1 million after-tax, or $0.06 per share) on this transaction. Effective April 1, 2004 KeySpan Canada's earnings and our ownership interest in KeySpan Canada had been accounted for on the equity basis of accounting.

In July 2004, the Fund issued an additional 10.7 million units, the proceeds of which were used to fund the acquisition of the midstream assets of Chevron Canada Midstream Inc. This transaction had the effect of further diluting KeySpan's ownership of KeySpan Canada to 17.4%.

In December 2004, KeySpan sold its remaining 17.4% interest in KeySpan Canada to the Fund and received net proceeds of approximately $119 million and recorded a pre-tax gain of $35.8 million, which is reflected in other income and (deductions) on the Consolidated Statement of Income. The after-tax gain was approximately $24.7 million, or $0.15 per share.

Asset transactions regarding our investment in KeySpan Canada were also recorded in 2003. In 2003, we sold a portion of our interest in KeySpan Canada through the Fund. The Fund acquired a 39.1% ownership interest in KeySpan Canada through an indirect subsidiary, and then issued 17 million trust units to the public through an initial public offering. Each trust unit represented a beneficial interest in the Fund and was registered on the Toronto Stock Exchange under the symbol KEY.UN. Additionally, we sold our 20% interest in Taylor NGL LP that owns and operates two extraction plants also in Canada to AltaGas Services, Inc. Net proceeds of $119.4 million from the two sales, plus proceeds of $45.7 million drawn under a new credit facility made available to KeySpan Canada, were used to pay down existing KeySpan Canada credit facilities of $160.4 million. A pre-tax loss of $30.3 million was recognized on the transactions and was included in other income and (deductions) on the Consolidated Statement of Income. These transactions produced a tax expense of $3.8 million as a result of certain United States partnership tax rules and resulted in an after-tax loss of $34.1 million.

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

In addition to the asset sales noted previously, KeySpan anticipates selling its 50% interest in PTL, a gas pipeline from southwest Scotland to Northern Ireland. On February 25, 2005, KeySpan entered into a Share Sale and Purchase Agreement with BG Energy Holdings Limited and Premier Transmission Financing plc ("PTF"), pursuant to which all of the outstanding shares of PTL are to be purchased by PTF. It is expected that the sale of our 50% interest in PTL will result in proceeds of approximately $42.5 million and that the closing of this transaction will occur before the end of the second quarter of 2005. In the fourth quarter of 2004, KeySpan recorded a pre-tax non-cash impairment charge of $26.5 million
- $18.8 million after-tax or $0.12 per share, reflecting the difference between the anticipated cash proceeds from the sale of PTL compared to its carrying value. This investment is also accounted for under the equity method.

In the fourth quarter of 2003, we completed the sale of our then 24.5% interest in Phoenix Natural Gas Limited for $96 million and recorded a pre-tax gain of $24.7 million in other income and (deductions) on the Consolidated Statement of Income.

Selected financial data for our other energy-related investments is set forth in the following table for the periods indicated. Operating income below represents 100% of KeySpan Canada's results for three months ended March 31, 2004 and equity earnings from April 1, 2004 through November 30, 2004.

-------------------------------------------------------------------------------------------------------
                                                                     Year Ended December 31,
(In Thousands of Dollars)                                   2004              2003               2002
-------------------------------------------------------------------------------------------------------
Revenues                                                 $ 46,988         $ 113,124           $ 90,778
Less: Operation and maintenance expense                    33,453            68,568             57,161
      Other operating expenses                              7,556            22,317             17,622
      Impairment charge                                    26,541                 -                  -
Add:  Equity earnings                                      25,779            19,106             13,992
      Gain on sale of property                              5,021                 -              2,348
-------------------------------------------------------------------------------------------------------
Operating Income                                         $ 10,238          $ 41,345           $ 32,335
-------------------------------------------------------------------------------------------------------

The decrease in comparative operating income in 2004 compared to last year reflects the impairment charge associated with our investment in PTL, as well as our lower ownership interest in KeySpan Canada. Operating income from our other energy-related investments in 2004 was substantially the same as 2003.

The increase in operating income in 2003 compared to 2002 reflects, in part, higher operating income associated with our Canadian investments, primarily
KeySpan Canada, as well as higher earnings from our Northern Ireland investments. KeySpan Canada experienced higher unit sales, as well as higher quantities of sales of natural gas liquids in 2003, as a result of increasing oil prices. The pricing of natural gas liquids is directly related to oil prices. The Northern Ireland investments realized higher gas sales quantities, as well as favorable exchange rates during 2003. Operating income for 2003 also reflects our investment in the KeySpan LNG storage facility located in Rhode Island, which we acquired in December 2002.

Allocated Costs

As previously mentioned, KeySpan is subject to the jurisdiction of the Securities and Exchange Commission ("SEC") under the Public Utility Holding
Company Act ("PUHCA") as amended. Under PUHCA, the SEC regulates various transactions among affiliates within a holding company system. In accordance with the SEC's regulations under PUHCA and the New York State Public Service Commission, we have service companies that provide: (i) traditional corporate and administrative services; (ii) gas and electric transmission and distribution systems planning, marketing, and gas supply planning and procurement; and (iii) engineering and surveying services to subsidiaries. Operating income variations reflected in "eliminations and other" associated with these non-operating subsidiaries reflect, in part, allocation adjustments recorded in 2003. As required by the SEC, during 2003 we adjusted certain provisions in our allocation methodology that resulted in certain costs being allocated back to certain non-operating subsidiaries. Further, in 2004 KeySpan reached a settlement with its insurance carriers regarding cost recovery for expenses incurred at a non-utility environmental site and recorded an $11.6 million gain from the settlement as a reduction to operating expenses.

The variation in operating income for these non-operating subsidiaries between 2003 and 2002 primarily reflects a $10 million favorable adjustment recorded in 2003 for environmental reserves associated with non-utility environmental sites based on a site investigation study concluded in the fourth quarter of 2003.

Liquidity

Cash flow from operations for the year ended December 31, 2004 decreased $473.3 million, or 39%, compared to 2003 primarily due to federal tax refunds received in 2003. During 2003, KeySpan performed an analysis of costs capitalized for self-constructed property and inventory for income tax purposes. KeySpan filed a change of accounting method for income tax purposes resulting in a cumulative deduction for costs previously capitalized. As a result of this tax method change, along with accelerated deductions resulting from bonus depreciation, Keyspan received in October 2003, a $192.3 million refund from the Internal Revenue Service for prior year taxes, as well as an additional $85 million for tax payments made in 2002. On a comparative basis, tax refunds received in 2003 compared with federal tax payments made in 2004 of $63.2 million, resulted in a comparative cash flow decrease in 2004 of approximately $340.5 million. Further, cash flow from operations for 2004 was adversely impacted by the deconsolidation of Houston Exploration in June 2004.

On October 26, 2004, the American Jobs Creation Act of 2004 (the "Act") was enacted into law. A significant provision of the Act, as it relates to KeySpan, is the 85% dividend deduction for dividends received from foreign corporations. The Act allows KeySpan to tax-effectively bring funds invested outside the United States back into the United States. At December 31, 2004 KeySpan had $360 million of temporary cash investments outside the United States. KeySpan intends to repatriate this cash in 2005.

Cash flow from operations for the year ended December 31, 2003 increased $475.7 million, or 64%, compared to 2002. As noted above, in 2003 KeySpan received approximately $277.3 in federal tax refunds. These refunds compared to tax payments made in 2002, resulted in a cash flow benefit in 2003, compared to 2002, of approximately $310 million.

Comparative operating cash flow also reflects the collection of gas accounts receivable associated with higher winter gas heating sales. As a result of load additions, colder than normal winter weather during the first quarter of 2003, higher natural gas prices, and higher accounts receivable at the end of 2002, cash receipts from gas heating customers were higher in 2003 than in 2002. Further, the higher natural gas prices resulted in an increase in operating cash flow associated with the operations of Houston Exploration. These benefits to cash flow were partially offset by significantly higher cash expenditures to refill natural gas storage levels as a result of the higher natural gas prices.

At December 31, 2004, we had cash and temporary cash investments of $922.0 million. During 2004, we borrowed an additional $430.3 million of commercial paper and, at December 31, 2004, $912.2 million of commercial paper was outstanding at a weighted-average annualized interest rate of 2.4%. We had the ability to borrow up to an additional $388 million at December 31, 2004, under the terms of our credit facility. As discussed in more detail under the caption "Financing", in January 2005 KeySpan used a portion of its temporary cash investments to redeem $500 million of previously outstanding long-term debt.

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

Under the terms of the credit agreements, KeySpan's debt-to-total capitalization ratio reflects 80% equity treatment for the MEDS Equity Units issued in May 2002. At December 31, 2004, consolidated indebtedness, as calculated under the terms of the credit agreements was 53.4% of consolidated capitalization.

Houston Exploration and KeySpan Canada also had revolving credit facilities with commercial banks. During the time period that Houston Exploration's results were consolidated with KeySpan's (the five months ended May 31, 2004) Houston Exploration borrowed $49 million under its credit facility and repaid $136 million. KeySpan Canada repaid $17.7 million under its facility during the first three months of 2004 (the time period in which its results were consolidated with KeySpan's). These borrowings and repayments are included in the Consolidated Cash Flow Statement.

A substantial portion of consolidated revenues are derived from the operations of businesses within the Electric Services segment, that are largely dependent upon two large customers - LIPA and the NYISO. Additionally, our KEDNE gas supply is concentrated with Merrill Lynch Trading. Accordingly, our cash flows are dependent upon the timely payment or delivery of amounts or commodity owed to us by these counterparties.

We satisfy our seasonal working capital requirements primarily through internally generated funds and the issuance of commercial paper. We believe that these sources of funds are sufficient to meet our seasonal working capital needs.

Capital Expenditures and Financing

Construction Expenditures

The table below sets forth our construction expenditures by operating segment for the periods indicated:

--------------------------------------------------------------------------
                                              Year Ended December 31,
(In Thousands of Dollars)                   2004                   2003
--------------------------------------------------------------------------
Gas Distribution                         $ 414,522            $   419,549
Electric Services                          150,320                256,498
Energy Investments                         160,225                314,097
Energy Services and other                   25,262                 19,249
--------------------------------------------------------------------------
                                         $ 750,329            $ 1,009,393
--------------------------------------------------------------------------

Construction expenditures related to the Gas Distribution segment are primarily for the renewal, replacement and expansion of the distribution system. Construction expenditures for the Electric Services segment reflect cost to maintain our generating facilities and construct the Ravenswood Expansion. Construction expenditures related to the Energy Investments segment primarily reflect costs associated with gas exploration and production activities, including those of Houston Exploration through May 31, 2004, as well as costs related to KeySpan Canada's gas processing facilities through April 1, 2004. The decrease in capital expenditures in 2004 compared to 2003 primarily reflects the lower ownership interest in Houston Exploration, as well as the completion of the Ravenswood Expansion in May 2004.

Construction  expenditures  for  2005 are  estimated  to be  approximately  $650 million. The amount of future construction expenditures is reviewed on an ongoing basis and can be affected by timing, scope and changes in investment opportunities.

Financing

In August 2004, KeySpan redeemed approximately $758 million of outstanding debt. The table below indicates the various series of debt redeemed and the associated KeySpan subsidiary:

------------------------------------------------------------------------------------------------------------------
KeySpan Subsidiary                      Series                     Due Date                  Amount ($000)
------------------------------------------------------------------------------------------------------------------
KeySpan Corporation                7.25% Medium Term Notes           November 2005           $ 700,000
EnergyNorth Natural Gas            9.70% Series B                    September 2019              7,000
EnergyNorth Natural Gas            9.75% Series C                    September 2020             10,000
EnergyNorth Natural Gas            8.44% Series D                    January 2009                1,667
EnergyNorth Natural Gas            7.40% Series E                    September 2027             21,285
Essex Gas Company                 10.10% Series 1990                 December 2020               8,000
Essex Gas Company                  7.28% Series 1996                 December 2016              10,000
------------------------------------------------------------------------------------------------------------------
                                                                                             $ 757,952
------------------------------------------------------------------------------------------------------------------

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

During the third quarter of 2004, KEDNY retired $8.0 million of its outstanding Gas Facilities Revenue Bonds. The funds used to retire this debt were drawn from a special deposit defeasance trust previously established by KEDNY. Approximately $640 million of Gas Facilities Revenue Bonds remain outstanding.

In August 2004, KeySpan redeemed 83,268 shares of preferred stock 6.00% Series A par value $100 that were previously issued in a private placement. KeySpan redeemed these shares at a 2% premium and incurred a cash expenditure of $8.5 million.

In addition, on January 14, 2005, KeySpan redeemed $500 million 6.15% Series due 2006 of outstanding debt. KeySpan incurred $20.9 million in call premiums and wrote-off $1.0 million of previously deferred financing costs. Further, KeySpan accelerated the amortization of approximately $10.5 million of previously unamortized benefits associated with an interest rate swap on these bonds. The accelerated amortization was recorded as a reduction to interest expense. Further, $55.3 million 7.07% Series B of mandatory redeemable preferred stock is scheduled to be redeemed in May 2005.

During the second quarter of 2004, KeySpan entered into a leveraged lease financing arrangement associated with the Ravenswood Expansion. In May 2004, the facility was acquired by a lessor from our subsidiary, KeySpan Ravenswood, LLC, and simultaneously leased back to that subsidiary. All of the obligations of our subsidiary under the lease have been unconditionally guaranteed by KeySpan. This lease transaction generated cash proceeds of $385 million, before transaction costs, which approximates fair market value of the facility, as determined by a third-party appraiser. (See Note 7 to the Consolidated Financial Statements, "Contractual Obligations, Financial Guarantees and Contingencies" for additional information regarding this financing arrangement.)

In October 2004, KeySpan filed a new universal shelf Registration Statement to issue, from time to time, up to $3 billion in securities. We will continue to evaluate our capital structure and financing strategy for 2005 and beyond.

The following table represents the ratings of our long-term debt at December 31, 2004. During the fourth quarter of 2004 Standard & Poor's reaffirmed its ratings on KeySpan's and its subsidiaries' long-term debt and removed its negative outlook. Moody's Investor Services, however, continues to maintain its negative outlook ratings on KeySpan's and its subsidiaries' long-term debt.

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

Off-Balance Sheet Arrangements

Guarantees

KeySpan has a number of financial guarantees with its subsidiaries at December 31, 2004. KeySpan had fully and unconditionally guaranteed: (i) $525 million of medium-term notes issued by KEDLI; (ii) the obligations of KeySpan Ravenswood LLC, which is the lessee under the $425 million Master Lease associated with the Ravenswood Facility and the lessee under the sale/leaseback transaction for the Ravenswood Expansion; and (iii) the payment obligations of our subsidiaries related to $128 million of tax-exempt bonds issued through the Nassau County and Suffolk County Industrial Development Authorities for the construction of two electric-generation peaking facilities on Long Island. The medium-term notes, the Master Lease and the tax-exempt bonds are reflected on the Consolidated Balance Sheet; the sale/leaseback transaction is not recorded on the Consolidated Balance Sheet. Further, KeySpan has guaranteed: (i) up to $258 million of surety bonds associated with certain construction projects currently being performed by former subsidiaries within the Energy Services segment; (ii) certain supply contracts, margin accounts and purchase orders for certain subsidiaries in an aggregate amount of $74 million; and (iii) $74 million of subsidiary letters of credit. These guarantees are not recorded on the Consolidated Balance Sheet. KeySpan's guarantees on certain performance bonds relating to current construction projects of the discontinued mechanical contracting companies will remain in place throughout the construction period. It is contemplated that the majority of the current contracts will be completed by the end of 2005. KeySpan has received an indemnity bond issued by a third party to offset potential exposure related to a significant portion of the continuing guarantee. At this time, we have no reason to believe that our subsidiaries or former subsidiaries will default on their current obligations. However, we cannot predict when or if any defaults may take place or the impact such defaults may have on our consolidated results of operations, financial condition or cash flows. (See Note 7 to the Consolidated Financial Statements, "Contractual Obligations, Financial Guarantees and Contingencies" for additional information regarding KeySpan's guarantees, as well as Note 11 "Energy Services
- Discontinued Operations" for additional information on the discontinued mechanical contracting companies.)

Contractual Obligations

KeySpan has certain contractual obligations related to its outstanding long-term debt, outstanding credit facility borrowings, outstanding commercial paper borrowings, various leases, and demand charges associated with certain commodity purchases. KeySpan's outstanding short-term and long-term debt issuances are explained in more detail in Note 6 to the Consolidated Financial Statements "Long-Term Debt." KeySpan's leases, as well as its demand charges are more fully detailed in Note 7 to the Consolidated Financial Statements "Contractual Obligations, Financial Guarantees and Contingencies."

The table below reflects maturity schedules for KeySpan's contractual obligations at December 31, 2004. Included in the table is the long-term debt that has been consolidated as part of the variable interest entity associated with the Ravenswood Master Lease.

------------------------------------------------------------------------------------------------------------------------------
 (In Thousands of Dollars)
 Contractual Obligations                                   Total           1 - 3 Years       4 - 5 Years         After 5 Years
------------------------------------------------------------------------------------------------------------------------------
 Long-term Debt                                       $ 4,442,450        $   527,000       $ 1,017,250            $ 2,898,200
 Capital Leases                                            11,833              3,172             2,326                  6,335
 Operating Leases                                         411,149            190,961           124,529                 95,659
 Master Lease Payments                                    128,189             85,459            42,730                      -
 Sale/Leaseback Arrangement                               598,920             69,375            72,430                457,115
 Preferred Stock Redeemable                                75,000             75,000                 -                      -
 Interest Payments                                      2,680,715            679,487           396,612              1,604,616
 Demand Charges                                           485,209            485,209                 -                      -
------------------------------------------------------------------------------------------------------------------------------
 Total Contractual
     Cash Obligations                                 $ 8,833,465        $ 2,115,663       $ 1,655,877            $ 5,061,925
------------------------------------------------------------------------------------------------------------------------------
 Commercial Paper                                     $   912,246          Revolving
------------------------------------------------------------------------------------------------------------------------------

For information regarding projected post retirement contributions, see Note 4 to the Consolidated Financial Statements "Post Retirement Benefits."

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

Valuation of Goodwill

KeySpan records goodwill on purchase transactions, representing the excess of acquisition cost over the fair value of net assets acquired. In testing for goodwill impairment under SFAS 142 "Goodwill and Other Intangible Assets," significant reliance is placed upon a number of estimates regarding future performance that require broad assumptions and significant judgment by management. A change in the fair value of our investments could cause a significant change in the carrying value of goodwill.

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

The Energy Services segment has experienced significantly lower operating profits and cash flows than originally projected. As previously reported, management reviewed the operating performance of this segment. At a meeting held on November 2, 2004, KeySpan's Board of Directors authorized management to begin the process of disposing of a significant portion of its ownership interests in certain companies within the Energy Services segment - specifically those companies engaged in mechanical contracting activities. In January and February of 2005, KeySpan sold its mechanical contracting companies.

During 2004 KeySpan conducted an evaluation of the carrying value of goodwill recorded in its Energy Services segment. As a result of this evaluation, KeySpan recorded a non-cash goodwill impairment charge of $108.3 million ($80.3 million after tax, or $0.50 per share) in 2004. This charge was recorded as follows: (i) $14.4 million as an operating expense on the Consolidated Statement of Income reflecting the write-down of goodwill on Energy Services segment's continuing operations; and (ii) $93.9 million as discontinued operations reflecting the impairment on the mechanical contracting companies. KeySpan employed a combination of two methodologies in determining the estimated fair value for its investment in the Energy Services segment, a market valuation approach and an income valuation approach. Under the market valuation approach, KeySpan utilized a range of near-term potential realizable values for the mechanical contracting businesses. Under the income valuation approach, the fair value was obtained by discounting the sum of (i) the expected future cash flows and (ii) the terminal value. KeySpan was required to make certain significant assumptions, specifically the weighted-average cost of capital, short and long-term growth rates and expected future cash flows. (See Note 11 to the Consolidated Financial Statements "Energy Services-Discontinued Operations" for further details.)

In addition to the goodwill evaluation conducted for the Energy Services segment, KeySpan conducted evaluations of the goodwill recorded in the Gas Distribution and Energy Investments segments. Based on KeySpan's evaluation of the fair value of the Gas Distribution unit, KeySpan concluded that the fair value of the Gas Distribution unit exceeded the carrying value and no impairment was necessary. As noted previously, KeySpan has entered into an agreement to sell its 50% interest in PTL before the end of the second quarter of 2005. This investment is accounted for under the equity method of accounting in the Energy Investments segment. In the fourth quarter of 2004 KeySpan recorded a pre-tax non-cash impairment charge of $26.5 million - $18.8 million after-tax or $0.12 per share. The impairment charge reflects the difference between anticipated cash proceeds from the sale of PTL compared to its carrying value and was recorded as a reduction to goodwill.

Accounting for the Effects of Rate Regulation on Gas Distribution Operations

The financial statements of the Gas Distribution segment reflect the ratemaking policies and orders of the New York Public Service Commission ("NYPSC"), the New Hampshire Public Utilities Commission ("NHPUC"), and the Massachusetts Department of Telecommunications and Energy ("MADTE").

Four of our six regulated gas utilities (KEDNY, KEDLI, Boston Gas Company and EnergyNorth Natural Gas, Inc.) are subject to the provisions of SFAS 71, "Accounting for the Effects of Certain Types of Regulation." This statement recognizes the actions of regulators, through the ratemaking process, to create future economic benefits and obligations affecting rate-regulated companies.

In separate merger-related orders issued by the MADTE, the base rates charged by Colonial Gas Company and Essex Gas Company have been frozen at their current levels for ten-year periods ending 2009 and 2008, respectively. Due to the length of these base rate freezes, the Colonial and Essex Gas Companies had previously discontinued the application of SFAS 71.

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

In the event that regulation significantly changes the opportunity for us to recover costs in the future, all or a portion of our regulated operations may no longer meet the criteria for the application of SFAS 71. In that event, a write-down of our existing regulatory assets and liabilities could result. If we were unable to continue to apply the provisions of SFAS 71 for any of our rate regulated subsidiaries, we would apply the provisions of SFAS 101 "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71." We estimate that the write-off of our net regulatory assets at December 31, 2004 could result in a charge to net income of approximately $313 million or $1.95 per share, which would be classified as an extraordinary item. In management's opinion, our regulated subsidiaries that currently are subject to the provisions of SFAS 71 will continue to be subject to SFAS 71 for the foreseeable future.

As is further discussed under the caption "Regulation and Rate Matters," in October 2003 the MADTE rendered its decision on the Boston Gas Company's base rate case and Performance Based Rate Plan proposal submitted to the MADTE in April 2003. The rate plans previously in effect for KEDNY and KEDLI have expired. The continued application of SFAS 71 to record the activities of these subsidiaries is contingent upon the actions of regulators with regard to future rate plans. We are currently evaluating various options that may be available to us including, but not limited to, proposing new rate plans for KEDNY and KEDLI. The ultimate resolution of any future rate plans could have a significant impact on the application of SFAS 71 to these entities and, accordingly, on our financial position, results of operations and cash flows. EnergyNorth Natural Gas, Inc.'s base rates continue as set by the NHPUC in 1993. Management believes that currently available facts support the continued application of SFAS 71 and that all regulatory assets and liabilities are recoverable or refundable through the regulatory environment.

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

Certain gas distribution subsidiaries are subject to SFAS 71, and, as a result, changes in postretirement expenses are deferred for future recovery from or refund to gas sales customers. (However, KEDNY, although subject to SFAS 71, does not have a recovery mechanism in place for changes in postretirement costs.) Further, changes in postretirement expenses associated with subsidiaries that service the LIPA Agreements are also deferred for future recovery from or refund to LIPA.

For 2004, the assumed long-term rate of return on our postretirement plans' assets was 8.5% (pre-tax), net of expenses. This is an appropriate long-term expected rate of return on assets based on KeySpan's investment strategy, asset allocation and the historical performance of equity and fixed income investments over long periods of time. The actual 10 year compound annual rate of return for the KeySpan Plans is greater than 8.5%.

KeySpan's master trust investment allocation policy target is 70% equity and 30% fixed income. At December 31, 2004, the actual investment allocation was in line with the target. In an effort to maximize plan performance, actual asset allocation will fluctuate from year to year depending on the then current economic environment.

Based on the results of an asset and liability study conducted in 2003 projecting asset returns and expected benefit payments over a 10-year period, KeySpan has developed a multiyear funding strategy for its postretirement plans. KeySpan believes that it is reasonable to assume assets can achieve or outperform the assumed long-term rate of return with the target allocation as a result of historical performance of equity investments over long-term periods.

A 25 basis point increase or decrease in the assumed long-term rate of return on plan assets would have impacted 2004 expense by approximately $6 million, before deferrals.

The year-end December 31, 2004 assumed discount rate used to determine postretirement obligations was 6%. Our discount rate assumption is based upon the current investment yield associated with rating agency indices that have high quality long-term corporate bonds. A 25 basis point increase or decrease in the assumed year-end discount rate would have had no impact on 2004 expense. However, a 25 basis point decrease in the assumed year-end discount rate would result in the recording of an additional minimum pension liability. A year-end discount rate of 5.75% would have required an additional $38 million debit to other comprehensive income ("OCI") before taxes and deferrals. A year-end discount rate of 5.5% would have required an additional $290 million debit to OCI before taxes and deferrals.

At January 1, 2004, the assumed discount rate used to determine postretirement obligations was 6.25%. A 25 basis point increase or decrease in the assumed discount rate at the beginning of the year would have impacted 2004 expense by approximately $14 million, before deferrals.

Our health care cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. The salary growth assumptions reflect our long-term outlook.

Historically, we have funded our qualified pension plans in excess of the amount required to satisfy minimum ERISA funding requirements. At December 31, 2004, we had a funding credit balance in excess of the ERISA minimum funding requirements and as a result KeySpan was not required to make any contributions to its qualified pension plans in 2004. However, although we have presently exceeded ERISA funding requirements, our pension plans, on an actuarial basis, are currently underfunded. Therefore, during 2004 KeySpan contributed $186 million to its funded and unfunded postretirement plans.

For 2005, KeySpan expects to contribute approximately $120 million to its funded and unfunded post-retirement plans. Future funding requirements are heavily dependent on actual return on plan assets and prevailing interest rates.

Full Cost Accounting

As noted previously, during 2004 KeySpan disposed of its ownership interest in Houston Exploration. KeySpan continues to maintain gas exploration and production activities through its two wholly-owned subsidiaries - KeySpan Exploration and Seneca-Upshur. Our gas exploration and production subsidiaries use the full cost method to account for their natural gas and oil properties. Under full cost accounting, all costs incurred in the acquisition, exploration, and development of natural gas and oil reserves are capitalized into a "full cost pool." Capitalized costs include costs of all unproved properties, internal costs directly related to natural gas and oil activities, and capitalized interest.

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

As a result of the disposition of Houston Exploration, during most of 2004 KeySpan calculated the ceiling test on KeySpan Exploration and Production's and Seneca-Uphsur's assets independently of Houston Exploration's assets. Based on a report furnished by an independent reservoir engineer during the second quarter of 2004, it was determined that the remaining proved undeveloped oil reserves held in the joint venture required a substantial investment in order to develop. Therefore, KeySpan and Houston Exploration elected not to develop these oil reserves. As a result, in the second quarter of 2004, we recorded a $48.2 million non-cash impairment charge to write down our wholly-owned gas exploration and production subsidiaries' assets. This charge was recorded in depreciation, depletion and amortization on the Consolidated Statement of Income.

In calculating the ceiling test at December 31, 2004, our subsidiaries estimated that a full cost ceiling "cushion" existed, whereby the carrying value of the full cost pool was less that the ceiling limitation. No write-down is required when a cushion exists. Natural gas prices continue to be volatile and the risk that a write-down to the full cost pool will be required increases when natural gas prices are depressed or if there are significant downward revisions in estimated proved reserves.

Natural gas and oil reserve quantities represent estimates only. Under full cost accounting, reserve estimates are used to determine the full cost ceiling limitation, as well as the depletion rate. KeySpan's subsidiaries estimate proved reserves and future net revenues using sales prices estimated to be in effect as of the date they make the reserve estimates. Natural gas prices, which have fluctuated widely in recent years, affect estimated quantities of proved reserves and future net revenues. Any estimates of natural gas and oil reserves and their values are inherently uncertain, including many factors beyond our control. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. In addition, estimates of reserves may be revised based upon actual production, results of future development and exploration activities, prevailing natural gas and oil prices, operating costs and other factors, which revision may be material. Reserve estimates are highly dependent upon the accuracy of the underlying assumptions. Actual future production may be materially different from estimated reserve quantities and the differences could materially affect future amortization of natural gas and oil properties.

Accounting for Sales of Stock by a Subsidiary

KeySpan applies the accounting principle of income recognition for gains or losses associated with the sale of stock by its subsidiaries. As provided for in Staff Accounting Bulletin Topic 5-H ("SAB 51"), the SEC allows for income recognition of gains or losses on subsidiary stock transactions in instances where the transaction is not part of a broader corporate reorganization contemplated by the parent. Provided that no other capital transactions are contemplated with regard to the shares issued, income statement treatment in consolidation for issuance of stock by a subsidiary is appropriate. SAB 51 requires that this accounting treatment, if elected by the parent, must be consistently applied to all subsidiary stock transactions that meet the conditions for income statement recognition. As noted earlier, KeySpan has appropriately applied this accounting treatment to its subsidiary stock transactions.

Accounting for the Sale/Leaseback Transaction and Ravenswood Master Lease

In May 2004 the Ravenswood Expansion, a new 250 MW combined cycle generating facility at the Ravenswood Facility site began full commercial operations. The entire capacity and energy produced from this plant is being sold into the NYISO markets.

KeySpan structured a leverage-lease financing arrangement for this facility. At the closing of the leasing transaction, the new facility was acquired by the lessor from a KeySpan subsidiary and simultaneously leased back to that subsidiary. KeySpan has unconditionally guaranteed all obligations of its subsidiary under the lease. The lease has an initial term of 36 years.

The financing arrangement qualifies for operating lease accounting treatment under Statement of Financial Accounting Standard ("SFAS") 98 "Accounting for
Leases: Sale/Leaseback Transactions Involving Real Estate; Sales-Type Leases of Real Estate; Definition of the Lease Term; an Initial Direct Costs of Direct Financing, an amendment of FASB Statements No. 13, 66, 91 and a rescission of

FASB Statement No.26 and Technical Bulletin No. 79-11." The terms and conditions of the financing arrangement are also in accordance with the accounting requirements of SFAS 13 "Accounting for Leases," SFAS 66 "Accounting for Sales of Real Estate," and Financial Interpretation No. ("FIN") 46R "Consolidation of Variable Interest Entities."

As stated in SFAS 98, sale-leaseback accounting shall be used by the seller-lessee only if the transaction includes all of the following: (i) a normal leaseback; (ii) payment terms and provisions that adequately demonstrate the buyer-lessor's initial and continuing investment in the property; and (iii) payment terms and provisions that transfer all of the other risks and rewards of ownership as demonstrated by the absence of any other continuing involvement by the seller-lessee.

A normal leaseback is a lessee-lessor relationship that involves the active use of the property by the seller-lessee in consideration for the payment of rent. Active use of the property refers to the use of the property during the lease term in the seller-lessee's trade or business. Electric generation is a significant part of KeySpan's normal business and since we operate the new 250 MW facility, this criteria has been met. Further, since the buyer-lessor has paid KeySpan the full fair market value of the facility, as determined by an independent third-party appraiser, the second criteria has also been met.

With regard to criteria (iii), KeySpan is under no obligation to repurchase the generating facility, nor does it have an option to repurchase the facility. Further, the leasing arrangement does not contain a provision under which the buyer-lessor can compel KeySpan to repurchase the facility. Further, the buyer-lessor assumes a significant risk regarding return of and on the initial capital investment.

SFAS 13 contains the following four basic criteria that, if met, would require a lease to be classified as a capital lease: (i) the lease transfers ownership of the property to the lessee by the end of the lease; (ii) the lease contains a bargain purchase option; (iii) the lease term is equal to 75% or more of the estimated economic life of the leased property; and (iv) the present value at the beginning of the lease term of the minimum lease payments equals or exceeds 90% of the fair market value of the leased property. The financing arrangement for the Ravenswood Expansion does not meet any of the above criteria.

Further, FIN 46R does not apply to this financing arrangement since the arrangement meets the criteria for operating lease accounting treatment under SFAS 98. More specifically the leasing arrangement does not absorb variability in the fair value in the underlying assets of the lease since the leasing arrangement does not guaranty (to the buyer/lessor) the residual value of the leased assets and the arrangement does not contain an option for the seller/lessee to acquire the leased assets after the term of the lease.

Dividends

In the third quarter of 2004 KeySpan increased its dividend to an annual rate of $1.82 per common share beginning with the quarterly dividend to be paid in February 2005. Our dividend policy is reviewed annually by the Board of Directors. The amount and timing of all dividend payments is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial conditions and other factors. Based on currently foreseeable market conditions, we intend to maintain the annual dividend at the $1.82 level.

Pursuant to NYPSC orders, the ability of KEDNY and KEDLI to pay dividends to KeySpan is conditioned upon maintenance of a utility capital structure with debt not exceeding 55% and 58%, respectively, of total utility capitalization. In addition, the level of dividends paid by both utilities may not be increased from current levels if a 40 basis point penalty is incurred under the customer service performance program. At the end of KEDNY's and KEDLI's most recent rate years (September 30, 2004 and November 30, 2004, respectively), the ratio of debt to total utility capitalization was 43% and 44%, respectively. Additionally, we have met the requisite customer service performance standards. Our corporate and financial activities and those of each of our subsidiaries (including their ability to pay dividends to us) are also subject to regulation by the SEC. (For additional information, see the discussion under the heading "Regulation and Rate Matters - Securities and Exchange Commission Regulation.")

Regulation and Rate Matters

Gas Distribution

KEDNY is subject to an earnings sharing provision pursuant to which it is required to credit firm customers with 60% of any utility earnings up to 100 basis points above certain threshold return on equity levels over the term of the rate plan (other than any earnings associated with discrete incentives) and 50% of any utility earnings in excess of 100 basis points above such threshold level. The threshold level for the rate year ended September 30, 2004 was 13.25%. KEDNY did not earn above its threshold return level in its rate year ended September 30, 2004. On September 30, 2002, KEDNY's rate agreement with the NYPSC expired. Under the terms of the agreement, the then current gas distribution rates and all other provisions, including the earnings sharing provision (at the 13.25% threshold level), remain in effect until changed by the NYPSC. At this time, we are currently evaluating various options that may be available to us regarding KEDNY's rates, including but not limited to, proposing a new rate plan.

KEDLI is subject to an earnings sharing provision pursuant to which it is required to credit to firm customers 60% of any utility earnings in any rate year up to 100 basis points above a return on equity of 11.10% and 50% of any utility earnings in excess of a return on equity of 12.10%. KEDLI did not earn above its threshold return level in its rate year ended November 30, 2004. On November 30, 2000, KEDLI's rate agreement with the NYPSC expired. Under the terms of the agreement, the gas distribution rates and all other provisions, including the earnings sharing provision, will remain in effect until changed by the NYPSC. At this time, we are currently evaluating various options that may be available to us regarding KEDLI's rate plan, including but not limited to, proposing a new rate plan.

Boston Gas Company, Colonial Gas Company and Essex Gas Company operations are subject to Massachusetts's statutes applicable to gas utilities. Rates for gas sales and transportation service, distribution safety practices, issuance of securities and affiliate transactions are regulated by the MADTE.

Effective November 1, 2003, the MADTE approved a $25.9 million increase in base revenues for the Boston Gas Company with an allowed return on equity of 10.2% reflecting an equal balance of debt and equity. On January 27, 2004, the MADTE issued its order on Boston Gas Company's Motion for Recalculation, Reconsideration and Clarification that granted an additional $1.1 million in base revenues, for a total of $27 million. The MADTE also approved a Performance Based Rate Plan (the "Plan") for up to ten years. On October 29, 2004, the MADTE approved a base rate increase of $4.6 million under the Plan. In addition, an increase of $7.9 million in the local distribution adjustment clause was approved to recover pension and other postretirement costs. The DTE also approved a true-up mechanism for pension and other postretirement benefit costs under which variations between actual pension and other postretirement benefit costs and amounts used to establish rates are deferred and collected from or refunded to customers in subsequent periods. This true-up mechanism allows for carrying charges on deferred assets and liabilities at Boston Gas Company's weighted-average cost of capital.

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

Electric Rate Matters

KeySpan sells to LIPA all of the capacity and, to the extent requested, energy conversion services from our existing Long Island based oil and gas-fired generating plants. Sales of capacity and energy conversion services are made under rates approved by the Federal Energy Regulatory Commission ("FERC") in accordance with the Power Supply Agreement ("PSA") entered into between KeySpan and LIPA in 1998. The prior FERC approved rates, which had been in effect since May 1998, expired on December 31, 2003. KeySpan filed with the FERC an updated cost of service for the Long Island based generating plants in October 2003. The rate filing included, among other things, an annual revenue increase of 2.1% or approximately $6.4 million, a return on equity of 11%, updated operating and maintenance expense levels and recovery of certain other costs. FERC approved implementation of new rates starting January 1, 2004, subject to refund. On October 1, 2004 the FERC approved a settlement reached between KeySpan and LIPA. Under the new Settlement Agreement, KeySpan's rates reflect a cost of equity of 9.5% with no revenue increase in the first year. The FERC approved updated operating and maintenance expense levels and recovery of certain other costs as agreed to by the parties.

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

In addition, we have committed that during the Authorization Period, our common equity will be at least 30% of our consolidated capitalization and each of our utility subsidiaries' common equity will be at least 30% of such entity's capitalization. At December 31, 2004, KeySpan's consolidated common equity was 42% of its consolidated capitalization, including commercial paper, and each of its utility subsidiaries common equity was at least 42% of its respective capitalization.

On October 1, 2004, in accordance with its PUHCA authorization, KeySpan filed a new universal shelf registration statement on Form S-3 with the SEC for the issuance from time to time of up to $3.0 billion in securities.

Electric Services - Revenue Mechanisms

LIPA Agreements

KeySpan, through certain of its subsidiaries, provides services to LIPA under the following agreements:

Management Services Agreement ("MSA")

KeySpan manages the day-to-day operations, maintenance and capital improvements of the transmission and distribution ("T&D") system. LIPA exercises control over the performance of the T&D system through specific standards for performance and incentives. In exchange for providing the services, we earn a $10 million annual management fee and are operating under a contract, which provides certain incentives and imposes certain penalties based upon performance. In 2002, we reached an agreement with LIPA to extend the MSA for 31 months through 2008, as discussed under the heading "Generation Purchase Right Agreement" below. Annual service incentives or penalties exist under the MSA if certain targets are achieved or not achieved. In addition, we can earn certain incentives for budget underruns associated with the day-to-day operations, maintenance and capital improvements of LIPA's T&D system. These incentives provide for us to (i) retain 100% on the first $5 million in annual budget underruns, and (ii) retain 50% of additional annual underruns up to 15% of the total cost budget, thereafter all savings accrue to LIPA. With respect to cost overruns, we will absorb the first $15 million of overruns, with a sharing of overruns above $15 million. There are certain limitations on the amount of cost sharing of overruns. To date, we have performed our obligations under the MSA within the agreed upon budget guidelines and we are committed to providing on-going services to LIPA within the established cost structure. However, no assurances can be given as to future operating results under this agreement.

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

Energy Management Agreement ("EMA")

The EMA provides for KeySpan to procure and manage fuel supplies on behalf of LIPA to fuel the generating facilities under contract to it and perform off-system capacity and energy purchases on a least-cost basis to meet LIPA's needs. In exchange for these services we earn an annual fee of $1.5 million. In addition, we arrange for off-system sales on behalf of LIPA of excess output from the generating facilities and other power supplies either owned or under contract to LIPA. LIPA is entitled to two-thirds of the profit from any off-system energy sales. In addition, the EMA provides incentives and penalties that can total $5 million annually for performance related to fuel purchases and off-system power purchases. The EMA is expected to be in effect through 2013 for the procurement of fuel supplies and through 2006 for off-system management services.

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

By agreement dated March 29, 2002, LIPA and KeySpan amended the GPRA to provide for a new six month option period ending on May 28, 2005. The other terms of the option reflected in the GPRA remained unchanged. In return for providing LIPA an extension of the GPRA, KeySpan was provided with a corresponding extension of 31 months for the MSA to the end of 2008.

LIPA is in the process of performing a long-term strategic review initiative regarding its future direction. It has engaged a team of advisors and consultants and is conducting public hearings to develop recommendations to be submitted to the LIPA Trustees. Some of the strategic options that LIPA is considering include whether LIPA should continue its operations as they presently exist, fully municipalize or privatize, sell some, but not all of their assets and become a regulator of rates and services. In the near term, LIPA must make a determination by May 28, 2005 as to whether it will exercise its option to purchase our Long Island generating plants pursuant to the terms of the GPRA. Until LIPA makes a determination on its future direction, we are unable to determine what the outcome of this strategic review will have on our financial condition, results of operations or cash flows. Any action that may be taken will have to take into consideration the term of our existing contracts.

KeySpan Glenwood and Port Jefferson Energy Centers

KeySpan Glenwood Energy Center LLC and KeySpan Port Jefferson Energy Center LLC have entered into 25 year Power Purchase Agreements (the "PPAs") with LIPA. Under the terms of the PPAs, these subsidiaries sell capacity, energy conversion services and ancillary services to LIPA. Both plants are designed to produce

79.9 megawatts. Under the PPAs, LIPA pays a monthly capacity fee, which guarantees full recovery of each plant's construction costs, as well as a rate of return on investment. The PPAs also obligate LIPA to pay for each plant's costs of operation and maintenance. These costs are billed on a monthly estimated basis and are subject to true-up for actual costs incurred.

Ravenswood Projects

We currently sell capacity, energy and ancillary services associated with the Ravenswood Projects through a bidding process into the NYISO energy and capacity markets. Energy is sold on both a day-ahead and a real-time basis. We also have the ability to enter into bilateral transactions to sell all or a portion of the energy produced by the Ravenswood Projects to load serving entities, i.e. entities that sell to end-users or to brokers and marketers.

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

In 2004 Boston Gas Company reached an agreement with an insurance carrier for recovery of previously incurred environmental expenditures. Under a previously issued MADTE order, insurance and third-party recoveries, after deducting legal fees, are shared between Boston Gas and its firm gas customers. As a result of the insurance agreement, in September 2004 Boston Gas recorded a $5 million benefit to operations and maintenance expense.

Also in 2004, KeySpan reached a settlement with its insurance carriers regarding cost recovery for expenses incurred at a non-utility environmental site and recorded an $11.6 million benefit from the settlement as a reduction to operations and maintenance expense.

We estimate that the remaining cost of our MGP related environmental cleanup activities, including costs associated with the Ravenswood Facility, will be approximately $237.1 million and we have recorded a related liability for such amount. We have also recorded an additional $19.7 million liability, representing the estimated environmental cleanup costs related to a former coal tar processing facility. As of December 31, 2004, we have expended a total of $138.3 million on environmental investigation and remediation activities. (See
Note 7 to the Consolidated Financial Statements, "Contractual Obligations, Guarantees and Contingencies" for a further explanation of these matters.)

Market and Credit Risk Management Activities

Market Risk: KeySpan is exposed to market risk arising from potential changes in one or more market variables, such as energy commodity prices, interest rates, volumetric risk due to weather or other variables. Such risk includes any or all changes in value whether caused by commodity positions, asset ownership, business or contractual obligations, debt covenants, exposure concentration, currency, weather, and other factors regardless of accounting method. We manage our exposure to changes in market prices using various risk management techniques for non-trading purposes, including hedging through the use of derivative instruments, both exchange-traded and over-the-counter contracts, purchase of insurance and execution of other contractual arrangements.

KeySpan is exposed to price risk due to investments in equity and debt securities held to fund benefit payments for various employee pension and other postretirement benefit plans. To the extent that the value of investments held change, or long-term interest rates change, the effect will be reflected in KeySpan's recognition of periodic cost of such employee benefit plans and the determination of contributions to the employee benefit plans.

Credit Risk: KeySpan is exposed to credit risk arising from the potential that our counterparties fail to perform on their contractual obligations. Our credit exposures are created primarily through the sale of gas and transportation services to residential, commercial, electric generation, and industrial customers and the provision of retail access services to gas marketers, by our regulated gas businesses; the sale of commodities and services to LIPA and the NYISO; the sale of power and services to our retail customers by our unregulated energy service businesses; entering into financial and energy derivative contracts with energy marketing companies and financial institutions; and the sale of gas, oil and processing services to energy marketing and oil and gas production companies.

We have regional concentration of credit risk due to receivables from residential, commercial and industrial customers in New York, New Hampshire and Massachusetts, although this credit risk is spread over a diversified base of residential, commercial and industrial customers. Customers' payment records are monitored and action is taken, when appropriate and in accordance with various regulatory requirements.

We also have credit risk from LIPA, our largest customer, and from other energy and financial services companies. Counterparty credit risk may impact overall exposure to credit risk in that our counterparties may be similarly impacted by changes in economic, regulatory or other considerations. We actively monitor the credit profile of our wholesale counterparties in derivative and other contractual arrangements, and manage our level of exposure accordingly. In instances where counterparties' credit quality has declined, or credit exposure exceeds certain levels, we may limit our credit exposure by restricting new transactions with the counterparty, requiring additional collateral or credit support and negotiating the early termination of certain agreements.

Regulatory Issues and Competitive Environment

We are subject to various other risk exposures and uncertainties associated with our gas and electric operations. Set forth below is a description of these exposures.

The Gas Industry

Long Island and New York

For the last several years, the NYPSC has been monitoring the progress of competition in the energy market. Based upon its findings of the current market and its continued desire to move toward fully competitive markets, the NYPSC, in August 2004, issued a second policy statement. The underlying vision remains unchanged. The items of importance in the new policy include:

o Elimination of a timeframe for the exit of utilities from the merchant function. Experience, time and maturation of each market/customer class will dictate the exit of utilities.

o Acknowledgement that competitive commodity markets for the largest customers has occurred. However, workable competition for the mass markets (i.e. residential and small commercial customers) is taking longer and needs to be nurtured.

o Future rate filings must include a plan for facilitating customer migration to competitive markets and a fully embedded cost of service study that develops unbundled rates for the utility's delivery service and all potentially competitive services.

o Utilities should avoid entering into long term capacity arrangements unless it is necessary for reliability and safety purposes.

o Where markets are not workably competitive, the NYPSC must ensure that rates continue to be just and reasonable, and protect customers from price volatility.

On May 23, 2002, the NYPSC issued an Order Adopting Terms of Gas Restructuring Joint Proposal Petition of KeySpan Energy Delivery New York and KeySpan Energy Delivery Long Island for a Multi-Year Restructuring Agreement ("Joint Proposal"). The Joint Proposal did not alter base rate levels, but established a merchant function backout credit of $.21/dth and $.19/dth for KEDNY and KEDLI, respectively. These credits are designed to lower transportation rates charged to transportation only customers. These credits were based on established levels of projected avoided costs and levels of customer migration to non-utility commodity service. Lost revenues resulting from application of these credits are recovered from firm gas sales customers. The Joint Proposal expired on November 30, 2003. However, by Order dated November 25, 2003 the NYPSC approved tariff amendments that allow KEDNY and KEDLI to continue the merchant function backout credit and the lost revenue recovery mechanism through May 31, 2005.

New England

In July 1997, the MADTE directed Massachusetts gas distribution companies to undertake a collaborative process with other stakeholders to develop common principles under which comprehensive gas service unbundling might proceed. A settlement agreement by the local distribution companies ("LDCs") and the marketer group regarding model terms and conditions for unbundled transportation service was approved by the MADTE in November 1998. In February 1999, the MADTE issued its order on how unbundling of natural gas service will proceed. For a five year transition period, the MADTE determined that LDC contractual commitments to upstream capacity will be assigned on a mandatory, pro-rata basis to marketers selling gas supply to the LDCs' customers. The approved mandatory assignment method eliminates the possibility that the costs of upstream capacity purchased by the LDCs to serve firm customers will be absorbed by the LDC or other customers through the transition period. The MADTE also found that, through the transition period, LDCs will retain primary responsibility for upstream capacity planning and procurement to assure that adequate capacity is available to support customer requirements and growth. The MADTE approved the LDCs' Terms and Conditions of Distribution Service that conform to the settled upon model terms and conditions. Since November 1, 2000, all Massachusetts gas customers have the option to purchase their gas supplies from third party sources other than the LDCs. Further, the New Hampshire Public Utility
Commission required gas utilities to offer transportation services to all commercial and residential customers starting November 1, 2001. In January 2004, the MADTE began a proceeding to re-examine whether the upstream capacity market has been sufficiently competitive to allow voluntary capacity assignment.

KeySpan submitted comments maintaining its position that the upstream capacity market is not at this time sufficiently competitive to remove or modify the MADTE's mandatory capacity assignment requirement.

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

On June 25, 2004, the NYISO submitted a motion to FERC seeking refunds as a result of the Decision. KeySpan and others submitted statements of opposition opposing the refunds. On November 29, 2004, KeySpan filed a motion seeking a settlement judge be appointed to settle the case. On January 6, 2005 FERC denied KeySpan's request but has not yet issued a decision on the merits. We cannot predict the outcome of these proceedings or what effect, if any, the outcome may have on our financial position, results of operations or cash flows.

The Ravenswood Facility and our New York City Operations

The NYISO's New York City local reliability rules currently require that 80% of the electric capacity needs of New York City be provided by "in-City" generators. As the electric infrastructure develops and the demand for electric power increases over time in New York City and the surrounding areas, the requirement that 80% of in-City load be served by in-City generators could be modified. Construction of new transmission and generation facilities could also cause significant changes to the market. KeySpan currently anticipates that approximately 1,100 MW of new capacity may be available by the end of 2006 as a result of the completion of in-City generation projects currently under construction. We cannot, however, be certain as to when, or if, the new power plants will be in operation or the nature of future New York City energy requirements or market design.

NYISO Demand Curve Capacity Market Implementation

On March 21, 2003 the NYISO made a filing at FERC seeking approval of a Demand Curve to be used in place of its current deficiency auction for capacity procurement. On May 20, 2003, FERC approved, with some modifications, the Demand Curve to become effective May 21, 2003. On October 23, 2003, FERC denied various requests for rehearing of its order approving the Demand Curve and approved the NYISO's compliance filing. On December 9, 2003, the NYISO filed its first status report with FERC with respect to how the Demand Curve was working. The NYISO report found that there was no evidence of inappropriate withholding of capacity resources and that the Demand Curve was working as intended. On December 22, 2003, the Electric Consumers Resource Council filed an appeal with the DC Circuit Court of Appeals of FERC's May 20, 2003 order approving the Demand Curve and its October 23, 2003 order denying rehearing. This appeal is still pending and we are unable to determine to what extent, if any, this proceeding will impact the Ravenswood facility's financial condition, results of operations or cash flows.

NYISO Standard Market Design 2.0 ("SMD2")

The NYISO's revised market design and software SMD2, was implemented on February 1, 2005. It replaced the NYISO's current two step real-time market system, which consists of the Balancing Market Evaluation and Security Constrained Dispatch applications, with a more integrated Real Time Scheduling system ("RTS"). RTS uses a common computing platform, algorithms, and network models for both the real-time commitment and real-time dispatch functions. This synergy between commitment and dispatch functions is expected to result in improved consistency between advisory and real-time price schedules, as well as more efficient use of control area resources. SMD2 will more closely align the NYISO markets with the FERC Standard Market Design Notice of Proposed Rule Making, issued on July 31, 2002.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Financially-Settled Commodity Derivative Instruments - Hedging Activities: From time to time, KeySpan subsidiaries have utilized derivative financial instruments, such as futures, options and swaps, for the purpose of hedging the cash flow variability associated with changes in commodity prices. KeySpan is exposed to commodity price risk primarily with regard to its gas distribution operations, gas exploration and production activities and its electric generating facilities. Our gas distribution operations utilize over-the-counter ("OTC") natural gas and fuel oil swaps to hedge the cash-flow variability of specified portions of gas purchases and sales associated with certain large-volume customers. Seneca-Upshur utilizes OTC natural gas swaps to hedge cash flow variability associated with forecasted sales of natural gas. The Ravenswood Projects use derivative financial instruments to hedge the cash flow variability associated with the purchase of a portion of natural gas and oil that will be consumed during the generation of electricity. The Ravenswood Projects also hedge the cash flow variability associated with a portion of electric energy sales using OTC electricity swaps.

KeySpan uses standard NYMEX futures prices to value gas futures and market quoted forward prices to value OTC swap contracts.

The following tables set forth selected financial data associated with these derivative financial instruments that were outstanding at December 31, 2004.

--------------------------------------------------------------------------------------------------------------------------
                                               Year of         Volumes   Fixed Price        Current Price       Fair Value
     Type of Contract                          Maturity         (mmcf)        ($)                ($)              ($000)
--------------------------------------------------------------------------------------------------------------------------
           Gas
Swaps/Futures - Long Natural Gas                 2005           6,595     4.95 - 7.11        6.07 - 6.28           (6,146)
                                                                                                                        -

OTC Swaps - Short Natural Gas                    2005           1,980     6.58 - 6.70        6.33 - 7.15              212
                                                 2006           1,884     6.17 - 6.29        6.07 - 7.39             (516)
                                                 2007           1,812     5.86 - 5.97        5.71 - 6.93             (362)
--------------------------------------------------------------------------------------------------------------------------
                                                               12,271                                              (6,812)
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
                                         Year of       Volumes       Fixed Price          Current Price        Fair Value
     Type of Contract                    Maturity      (Barrels)         ($)                    ($)               ($000)
--------------------------------------------------------------------------------------------------------------------------
          Oil
Swaps - Long Fuel Oil                      2005          84,000     24.65 - 34.40           33.90 - 34.75           268
                                           2006          12,000             34.40                   34.30            (1)

Swaps - Short Heating Oil                  2005          52,372             55.44           47.25 - 52.75         7,451
--------------------------------------------------------------------------------------------------------------------------
                                                        148,372                                                   7,718
--------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
                                      Year of                           Fixed Price         Current Price           Fair Value
    Type of Contract                  Maturity             MWh              ($)                  ($)                  ($000)
----------------------------------------------------------------------------------------------------------------------------------
       Electricity
Swaps - Energy                           2005            1,562,400     29.95 - 103.10       33.89 - 101.69              353

---------------------------------------------------------------------------------------------------------------------------------

The following tables detail the changes in and sources of fair value for the above derivatives:

------------------------------------------------------------------------------------------------------------
(In Thousands of Dollars)                                                                             2004
Change in Fair Value of Derivative Hedging Instruments                                               ($000)
------------------------------------------------------------------------------------------------------------
Fair value of contracts at January 1, 2004                                                        $ (36,224)
Net (gains) on contracts realized                                                                      (510)
Derivative balance that has been de-consolidated (Houston Exploration)                               14,331
Increase in fair value of all open contracts                                                         23,662
------------------------------------------------------------------------------------------------------------
Fair value of contracts outstanding at December 31,                                               $   1,259
------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
(In Thousands of Dollars)
-----------------------------------------------------------------------------------------------------------
                                                        Fair Value of Contracts
-----------------------------------------------------------------------------------------------------------
                                                  Maturity                      Maturity          Total
Sources of Fair Value                          In 12 Months                in 2006 and 2007      Fair Value
-----------------------------------------------------------------------------------------------------------
Prices actively quoted                            $ 1,305                       $    -             $ 1,305
Local published indicies                              834                         (880)                (46)
-----------------------------------------------------------------------------------------------------------
                                                  $ 2,139                       $ (880)            $ 1,259
-----------------------------------------------------------------------------------------------------------

We measure the commodity risk of our derivative hedging instruments (indicated in the above table) using a sensitivity analysis. Based on a sensitivity analysis as of December 31, 2004, a 10% increase in heating oil and natural gas prices would decrease the value of derivative instruments maturing in 2005 by $3.3 million, while the value of expected physical deliveries for 2005 would be enhanced $6.4 million (net benefit to KeySpan of $3.1 million). A 10% decrease in heating oil and natural gas prices would enhance the value of derivative instruments maturing in 2005 by $3.3 million, while the value of expected physical deliveries for 2005 would be decreased $6.4 million (net cost to KeySpan of $3.1 million).

Based on a sensitivity analysis as of December 31, 2004, a 10% increase in electricity and fuel prices would decrease the value of derivative instruments maturing in 2005 by $5.2 million, while the value of expected physical power production for 2005 would be enhanced $13.3 million (net benefit to KeySpan of $8.1 million). A 10% decrease in electricity and fuel prices would have a $5.2 million favorable impact on the value of derivative instruments maturing in 2005, while the value of expected physical power production would be reduced $15.9 million (net cost to KeySpan of $10.7 million).

Firm Gas Sales Derivative Instruments - Regulated Utilities: We use derivative financial instruments to reduce the cash flow variability associated with the purchase price for a portion of future natural gas purchases associated with our Gas Distribution operations. The accounting for these derivative instruments is subject to SFAS 71 "Accounting for the Effects of Certain Types of Regulation." Therefore, changes in the fair value of these derivatives are recorded as a regulatory asset or regulatory liability on the Consolidated Balance Sheet. Gains or losses on the settlement of these contracts are deferred and then refunded to or collected from our firm gas sales customers consistent with regulatory requirements.

The following table sets forth selected financial data associated with these derivative financial instruments that were outstanding at December 31, 2004.

-----------------------------------------------------------------------------------------------------------------------------------
                        Year of       Volumes       Floor            Ceiling        Fixed Price     Current Price       Fair Value
    Type of Contract    Maturity       (mmcf)        ($)               ($)              ($)              ($)              ($000)
-----------------------------------------------------------------------------------------------------------------------------------
Options                    2005        10,330    5.00 - 6.00       5.00 - 7.00                -      6.07 - 6.88          (1,126)
                           2006         4,160    5.00 - 6.00       5.00 - 7.00                -      5.82 - 7.10             881

Swaps                      2005        38,400              -                 -      6.48 - 6.56      6.07 - 6.88          (9,327)
                           2006        15,340              -                 -      6.76 - 7.03      5.82 - 7.10            (820)

-----------------------------------------------------------------------------------------------------------------------------------
                                       68,230                                                                            (10,392)
-----------------------------------------------------------------------------------------------------------------------------------


See  Note  8 to  the  Consolidated  Financial  Statements  "Hedging,  Derivative
Financial Instruments and Fair Values" for a further description of all our derivative instruments.

Item 8. Financial Statements and Supplementary Data

                           CONSOLIDATED BALANCE SHEET

----------------------------------------------------------------------------------------------------------------------
                                                                                             At December 31,
(In Thousands of Dollars)                                                              2004                    2003
----------------------------------------------------------------------------------------------------------------------

ASSETS
Current Assets
     Cash and temporary cash investments                                         $    921,973            $    203,358
     Accounts receivable                                                              788,454                 909,613
     Unbilled revenue                                                                 591,394                 446,573
     Allowance for uncollectible accounts                                             (67,796)                (75,671)
     Gas in storage, at average cost                                                  515,459                 488,521
     Material and supplies, at average cost                                           123,476                 118,912
     Other                                                                            162,739                 114,196
     Assets of discontinued operations                                                 42,923                 181,823
                                                                       -----------------------------------------------
                                                                                    3,078,622               2,387,325
                                                                       -----------------------------------------------

Investments and  Other                                                                272,893                 248,565
                                                                       -----------------------------------------------

Property
     Gas                                                                            6,871,221               6,522,251
     Electric                                                                       2,402,052               2,636,537
     Other                                                                            398,628                 407,813
     Accumulated depreciation                                                      (2,702,298)             (2,601,701)
     Gas exploration and production, at cost                                          187,053               3,088,242
     Accumulated depletion                                                            (97,475)             (1,167,427)
     Property of discontinued operations                                                8,743                   8,588
                                                                       -----------------------------------------------
                                                                                    7,067,924               8,894,303
                                                                       -----------------------------------------------

Deferred Charges
     Regulatory assets                                                                555,414                 578,383
     Goodwill and other intangible assets, net of amortization                      1,677,601               1,717,010
     Goodwill of discontinued operations                                                    -                  92,702
     Other                                                                            711,676                 721,894
                                                                       -----------------------------------------------
                                                                                    2,944,691               3,109,989
                                                                       -----------------------------------------------

Total Assets                                                                     $ 13,364,130            $ 14,640,182
                                                                       ===============================================
----------------------------------------------------------------------------------------------------------------------

                See accompanying Notes to the Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEET

------------------------------------------------------------------------------------------------------------
                                                                                    At December 31,
(In Thousands of Dollars)                                                      2004                   2003
------------------------------------------------------------------------------------------------------------
LIABILITIES AND CAPITALIZATION
Current Liabilities
     Current maturities of long-term debt & capital leases              $     16,103           $      1,471
     Current redemption  requirement of preferred stock                       55,300                      -
     Accounts payable and other liabilities                                  906,650              1,065,742
     Commercial paper                                                        912,246                481,900
     Dividends payable                                                        74,059                 72,289
     Taxes accrued                                                           161,629                 43,943
     Customer deposits                                                        43,262                 40,370
     Interest accrued                                                         48,822                 64,609
     Liabilities of discontinued operations                                   64,245                 81,956
                                                               ---------------------------------------------
                                                                           2,282,316              1,852,280
                                                               ---------------------------------------------

Deferred Credits and Other Liabilities
     Regulatory liabilities:
     Miscellaneous liabilities                                                73,963                104,034
     Removal costs recovered                                                 496,482                450,034
     Deferred income tax                                                   1,124,129              1,275,558
     Postretirement benefits and other reserves                              901,318                961,931
     Other                                                                   139,149                121,624
                                                               ---------------------------------------------
                                                                           2,735,041              2,913,181
                                                               ---------------------------------------------

Commitments and Contingencies (See Note 7)                                         -                      -

Capitalization
     Common stock                                                          3,501,950              3,487,645
     Retained earnings                                                       792,177                621,430
     Accumulated other comprehensive income                                  (54,336)               (59,932)
     Treasury stock                                                         (345,081)              (378,487)
                                                               ---------------------------------------------
          Total common shareholders' equity                                3,894,710              3,670,656
     Preferred stock                                                          19,700                 83,568
     Long-term debt and capital leases                                     4,418,729              5,610,948
                                                               ---------------------------------------------
Total Capitalization                                                       8,333,139              9,365,172
                                                               ---------------------------------------------

Minority Interest in Consolidated Companies                                   13,634                509,549
                                                               ---------------------------------------------
Total Liabilities and Capitalization                                    $ 13,364,130           $ 14,640,182
                                                               =============================================
------------------------------------------------------------------------------------------------------------

                See accompanying Notes to the Consolidated Financial Statements.

                        CONSOLIDATED STATEMENT OF INCOME

---------------------------------------------------------------------------------------------------------------------------
                                                                                         Year Ended December 31,
(In Thousands of Dollars, Except Per Share Amounts)                             2004              2003             2002
---------------------------------------------------------------------------------------------------------------------------
Revenues
     Gas Distribution                                                      $ 4,407,292       $ 4,161,272       $ 3,163,761
     Electric Services                                                       1,738,660         1,605,973         1,645,688
     Energy Services                                                           182,406           158,908           208,624
     Gas Exploration and Production                                            279,999           501,255           357,451
     Energy Investments                                                         42,109           108,116            89,650
                                                                   --------------------------------------------------------
Total Revenues                                                               6,650,466         6,535,524         5,465,174
                                                                   --------------------------------------------------------
Operating Expenses
     Purchased gas for resale                                                2,664,492         2,495,102         1,653,273
     Fuel and purchased power                                                  540,302           414,633           395,860
     Operations and maintenance                                              1,567,022         1,622,592         1,631,297
     Depreciation, depletion and amortization                                  551,760           571,669           513,708
     Operating taxes                                                           404,212           418,236           380,527
     Impairment charges                                                         40,965                 -                 -
                                                                   --------------------------------------------------------
Total Operating Expenses                                                     5,768,753         5,522,232         4,574,665
                                                                   --------------------------------------------------------
Gain on sale of property                                                         7,021            15,123             4,730
Income from equity investments                                                  46,536            19,214            14,096
                                                                   --------------------------------------------------------
Operating Income                                                               935,270         1,047,629           909,335
                                                                   --------------------------------------------------------
Other Income and (Deductions)
     Interest charges                                                         (331,251)         (307,694)         (301,504)
     Sale of subsidiary stock                                                  388,319            13,356                 -
     Cost of debt redemption                                                   (45,879)          (24,094)                -
     Minority interest                                                         (36,797)          (63,852)          (24,918)
     Other                                                                      30,591            42,005            25,054
                                                                   --------------------------------------------------------
Total Other Income and (Deductions)                                              4,983          (340,279)         (301,368)
                                                                   --------------------------------------------------------
Income Taxes
     Current                                                                   201,909           (99,798)          (36,588)
     Deferred                                                                  123,631           381,079           266,253
                                                                   --------------------------------------------------------
Total Income Taxes                                                             325,540           281,281           229,665
                                                                   --------------------------------------------------------
Earnings from Continuing Operations                                            614,713           426,069           378,302
                                                                   --------------------------------------------------------
Discontinued Operations
    Income (loss) from operations, net of tax                                  (78,960)           (1,888)           15,692
    Loss on disposal, net of tax                                               (72,088)                -           (16,306)
                                                                   --------------------------------------------------------
    Loss from Discontinued Operations                                         (151,048)           (1,888)             (614)
                                                                   --------------------------------------------------------
Cumulative Change in Accounting Principles, net of tax                               -           (37,451)                -
                                                                   --------------------------------------------------------
Net Income                                                                     463,665           386,730           377,688
Preferred stock dividend requirements                                            5,612             5,844             5,753
                                                                   --------------------------------------------------------
Earnings for Common Stock                                                  $   458,053       $   380,886       $   371,935
                                                                   ========================================================
Basic Earnings Per Share
  Continuing Operations, less preferred stock dividends                    $      3.80       $      2.65       $      2.64
  Discontinued Operations                                                        (0.94)            (0.01)            (0.01)
  Cumulative Change in Accounting Principles                                         -             (0.23)                -
                                                                   --------------------------------------------------------
Basic Earnings Per Share                                                   $      2.86       $      2.41       $      2.63
                                                                   ========================================================
Diluted Earnings Per Share
  Continuing Operations, less preferred stock dividends                    $      3.78       $      2.63       $      2.62
  Discontinued Operations                                                        (0.94)            (0.01)            (0.01)
  Cumulative Change in Accounting Principles                                         -             (0.23)                -
                                                                   --------------------------------------------------------
Diluted Earnings Per Share                                                 $      2.84       $      2.39       $      2.61
                                                                   ========================================================
Average Common Shares Outstanding (000)                                        160,294           158,256           141,263
Average Common Shares Outstanding - Diluted (000)                              161,277           159,232           142,300
---------------------------------------------------------------------------------------------------------------------------

               See accompanying Notes to the Consolidated Financial Statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

--------------------------------------------------------------------------------------------------------------------------------
                                                                                               Year Ended December 31,
(In Thousands of Dollars)                                                            2004              2003              2002
--------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                        $ 463,665         $ 386,730         $ 377,688
Adjustments to reconcile net income to net
      cash provided by (used in) operating activities
    Depreciation, depletion and amortization                                        551,760           571,669           513,708
    Deferred income tax                                                             123,631           188,689            89,284
    Income from equity investments                                                  (46,536)          (18,038)          (14,096)
    Dividends from equity investments                                                14,162             2,807             3,905
    Amortization of interest rate swap                                               (2,265)           (9,861)                -
    (Gain) on interest rate swap                                                    (12,656)                -                 -
    (Gain) loss on disposal of subsidiary stock                                    (388,319)          (13,356)                -
    (Gain) on sale of assets                                                         (7,021)          (15,123)           (4,730)
    Impairment charges                                                               40,965                 -                 -
    Loss/(Income) from discontinued operations                                      151,048             1,888           (19,048)
    Cumulative change in accounting principle                                             -            37,451                 -
    Environmental reserve adjustment                                                      -           (10,459)                -
    Minority interest                                                                36,797            63,852            24,918
Changes in assets and liabilities
    Accounts receivable                                                            (234,188)           60,394          (223,983)
    Materials and supplies, fuel oil and gas in storage                             (38,967)         (198,966)           42,547
    Accounts payable and accrued expenses                                           159,513           225,756           (11,240)
    Reserve payments                                                                (37,270)          (36,486)          (23,369)
    Other                                                                           (24,250)          (13,591)           (7,921)
                                                                          ------------------------------------------------------
Net Cash Provided by Operating Activities                                           750,069         1,223,356           747,663
                                                                          ------------------------------------------------------
Investing Activities
    Construction expenditures                                                      (750,329)       (1,009,393)       (1,057,507)
    Cost of removal                                                                 (36,287)          (31,103)          (27,431)
    Other investments                                                                     -          (211,370)          (27,579)
    Net proceeds from sale of subsidiary stock                                    1,001,142           294,573           175,110
    Proceeds from sale of property                                                   20,159            15,123             4,730
    Issuance of long-term note                                                            -           (55,000)                -
                                                                          ------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities                                 234,685          (997,170)         (932,677)
                                                                          ------------------------------------------------------
Financing Activities
    Treasury stock issued                                                            33,406            96,687            86,710
    Common stock issuance                                                                 -           473,573                 -
    Issuance of long-term debt                                                       49,336         1,024,553           549,260
    Payment of long-term debt                                                      (920,081)         (604,331)         (124,863)
    Net proceeds from sale/leasback transaction                                     382,049                 -                 -
    Issuance (Payment) of commercial paper                                          430,346          (433,797)         (132,753)
    Redemption of promissory notes                                                        -          (447,005)                -
    Redemption of preferred stock                                                    (8,483)          (14,293)                -
    Gain on interest rate swap                                                       12,656                 -            57,415
    Common and preferred stock dividends paid                                      (291,148)         (280,560)         (256,656)
    Other                                                                            36,187             4,989             9,629
                                                                          ------------------------------------------------------
Net Cash (Used in) Provided by Financing Activities                                (275,732)         (180,184)          188,742
                                                                          ------------------------------------------------------
Net Increase in Cash and Cash Equivalents                                         $ 709,022         $  46,002         $   3,728
Net Cash Flow from Discontinued Operations                                            9,593           (13,261)           14,166
Cash and Cash Equivalents at Beginning of Period                                    203,358           170,617           152,723
                                                                          ------------------------------------------------------
Cash and Cash Equivalents at End of Period                                        $ 921,973         $ 203,358         $ 170,617
                                                                          ======================================================
Interest Paid                                                                     $ 336,546         $ 355,136         $ 343,933
Income Tax Paid                                                                   $ 122,033         $  65,495         $  98,344
--------------------------------------------------------------------------------------------------------------------------------

                See accompanying Notes to the Consolidated Financial Statements.

                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS

---------------------------------------------------------------------------------------------------------------------
                                                                                   Year Ended December 31,
(In Thousands of Dollars)                                                   2004             2003             2002
---------------------------------------------------------------------------------------------------------------------
Balance at Beginning of Period                                          $  621,430       $  522,835       $  452,206
Net Income for Period                                                      463,665          386,730          377,688
---------------------------------------------------------------------------------------------------------------------
                                                                         1,085,095          909,565          829,894
Deductions:
Cash dividends declared on common stock                                    287,306          282,291          252,175
Cash dividends declared on preferred stock                                   5,612            5,844            5,753
MEDS Equity Units                                                                -                -           49,131
---------------------------------------------------------------------------------------------------------------------
Balance at End of Period                                                $  792,177       $  621,430       $  522,835
---------------------------------------------------------------------------------------------------------------------



                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                Year Ended December 31,
(In Thousands of Dollars)                                                               2004             2003             2002
---------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                           $ 463,665        $ 386,730        $ 377,688
---------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income, net of tax
Net losses (gains) on derivative instruments                                              (332)          23,042          (17,033)
Deconsolidation of certain subsidiaries                                                  9,315                -                -
Foreign currency translation adjustments                                               (21,536)          28,696            9,759
Unrealized gains (losses) on marketable securities                                       7,111            8,480          (10,019)
Premium on derivative instrument                                                         3,437           (3,437)               -
Accrued unfunded pension obligation                                                     (7,818)           8,380          (55,768)
Unrealized (losses) gains on derivative financial instruments                           15,419          (25,379)         (39,845)
---------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax                                            5,596           39,782         (112,906)
---------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                                 $ 469,261        $ 426,512        $ 264,782
---------------------------------------------------------------------------------------------------------------------------------
Related tax (benefit) expense
Net losses (gains) on derivative instruments                                              (178)          12,407           (9,172)
Deconsolidation of certain subsidiaries                                                  5,016                -                -
Foreign currency translation adjustments                                               (11,596)          15,451            5,255
Unrealized gains (losses) on marketable securities                                       3,830            4,568           (5,395)
Accrued unfunded pension obligation                                                     (4,210)           4,513          (30,029)
Premium on derivative instrument                                                         1,851           (1,851)               -
Unrealized (losses) gains on derivative financial instruments                            8,240          (13,666)         (21,454)
---------------------------------------------------------------------------------------------------------------------------------
Total Tax (Benefit) Expense                                                          $   2,953        $  21,422        $ (60,795)
---------------------------------------------------------------------------------------------------------------------------------

                See accompanying Notes to the Consolidated Financial Statements.

                    CONSOLIDATED STATEMENT OF CAPITALIZATION

------------------------------------------------------------------------------------------------------------------------------------
                                                                         December 31,                           December 31,
(In Thousands of Dollars)                                       2004                     2003              2004             2003
------------------------------------------------------------------------------------------------------------------------------------
Common Shareholders' Equity                                             Shares Issued
Common stock, $0.01 par value                                  172,737,654           172,737,654       $     1,727      $     1,727
Premium on capital stock                                                                                 3,500,223        3,485,918
Retained earnings                                                                                          792,177          621,430
Other comprehensive income                                                                                 (54,336)         (59,932)
Treasury stock                                                  11,919,343            13,073,219          (345,081)        (378,487)
------------------------------------------------------------------------------------------------------------------------------------
Total Common Shareholders' Equity                              160,818,311           159,664,435         3,894,710        3,670,656
------------------------------------------------------------------------------------------------------------------------------------

Preferred Stock - Redemption Required
Par Value $100 per share
7.07% Series B -private placement                                  553,000              553,000             55,300           55,300
7.17% Series C-private placement                                   197,000              197,000             19,700           19,700
6.00% Series A-private placement                                         -               85,676                  -            8,568
Less: current redemption requirements                             (553,000)                   -            (55,300)               -
------------------------------------------------------------------------------------------------------------------------------------
Total Preferred Stock - Redemption Required                                                                 19,700           83,568
------------------------------------------------------------------------------------------------------------------------------------
Long - Term Debt                                       Interest Rate               Maturity
------------------------------------------------------------------------------------------------------------------------------------
Notes
Medium term notes                                      4.65% - 9.75%             2005 - 2033             2,485,000        3,185,000
Senior secured notes                                    6.08%- 8.8%              2008 - 2013                     -           96,425
Senior subordinated notes                                   7.0%                     2013                        -          175,000
------------------------------------------------------------------------------------------------------------------------------------
Total Notes                                                                                              2,485,000        3,456,425
------------------------------------------------------------------------------------------------------------------------------------
Gas Facilities Revenue Bonds                             Variable                   2020                   125,000          125,000
                                                       5.50% - 6.95%             2020 - 2026               515,500          523,500
------------------------------------------------------------------------------------------------------------------------------------
Total Gas Facilities Revenue Bonds                                                                         640,500          648,500
------------------------------------------------------------------------------------------------------------------------------------

Promissory Notes to LIPA

Pollution control revenue bonds                            5.15%                    2016                   108,020          108,022
Electric facilities revenue bonds                          5.30%                 2023 - 2025                47,400           47,400
------------------------------------------------------------------------------------------------------------------------------------
Total Promissory Notes to LIPA                                                                             155,420          155,422
------------------------------------------------------------------------------------------------------------------------------------

MEDS Equity Units                                          8.75%                    2005                   460,000          460,000
Industrial Development Bonds                               5.25%                    2027                   128,275          128,275
First Mortgage Bonds                                   6.08% - 8.80%             2008 - 2028                95,000          153,186
Authority Financing Notes                                Variable                2027 - 2028                66,005           66,005
Other Subsidiary Debt                                                                                            -          145,128
Ravenswood Master Lease & Capital Leases                                         2005 - 2022               424,083          425,262
------------------------------------------------------------------------------------------------------------------------------------
Subtotal                                                                                                 4,454,283        5,638,203
Unamortized interest rate hedge and debt discount                                                          (55,185)         (69,243)
Derivative impact on debt                                                                                   35,734           43,459
Less: current maturities                                                                                    16,103            1,471
------------------------------------------------------------------------------------------------------------------------------------
Total Long-Term Debt                                                                                     4,418,729        5,610,948
------------------------------------------------------------------------------------------------------------------------------------
Total Capitalization                                                                                   $ 8,333,139      $ 9,365,172
------------------------------------------------------------------------------------------------------------------------------------

                See accompanying Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies

A.  Organization of the Company

KeySpan Corporation, a New York corporation, was formed in May 1998, as a result of the business combination of KeySpan Energy Corporation, the parent of The Brooklyn Union Gas Company, and certain businesses of the Long Island Lighting Company ("LILCO"). On November 8, 2000, KeySpan acquired Eastern Enterprises ("Eastern"), a Massachusetts business trust, and the parent of several gas utilities operating in Massachusetts. Also on November 8, 2000, Eastern acquired EnergyNorth, Inc. ("ENI"), the parent of a gas utility operating in central New Hampshire. KeySpan Corporation will be referred to in these notes to the Consolidated Financial Statements as "KeySpan," "we," "us" and "our."

Our core business is gas distribution, conducted by our six regulated gas utility subsidiaries: The Brooklyn Union Gas Company d/b/a KeySpan Energy Delivery New York ("KEDNY") and KeySpan Gas East Corporation d/b/a KeySpan Energy Delivery Long Island ("KEDLI") distribute gas to customers in the Boroughs of Brooklyn, Staten Island, a portion of the Borough of Queens in New York City, and the counties of Nassau and Suffolk on Long Island and the Rockaway Peninsula in Queens, respectively; Boston Gas Company, Colonial Gas Company and Essex Gas Company, each doing business as KeySpan Energy Delivery New England ("KEDNE"), distribute gas to customers in southern, eastern and central Massachusetts; and EnergyNorth Natural Gas, Inc., d/b/a KeySpan Energy Delivery New England distributes gas to customers in central New Hampshire. Together, these companies distribute gas to approximately 2.6 million customers throughout the Northeast.

We also own, lease and operate electric generating plants on Long Island and in New York City. Under contractual arrangements, we provide electric power, electric transmission and distribution services, billing and other customer services for approximately 1.1 million electric customers of the Long Island Power Authority ("LIPA").

Our other subsidiaries are involved in gas production; gas storage; liquefied natural gas storage; wholesale and retail electric marketing; appliance service; a minimum amount of fiber optic services; and engineering and consulting services. We also invest in, and participate in the development of natural gas pipelines; electric generation, and other energy-related projects. (See Note 2, "Business Segments" for additional information on each operating segment.)

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

B.  Basis of Presentation

The Consolidated Financial Statements presented herein reflect the accounts of KeySpan and its subsidiaries. Most of our subsidiaries are fully consolidated in the financial information presented, except for certain subsidiary investments in the Energy Investments segment which are accounted for on the equity method as we do not have a controlling voting interest or otherwise have control over the management of such companies. All intercompany transactions have been eliminated. Certain reclassifications were made to conform prior period financial statements to current period financial statement presentation. For December 31, 2004, 2003 and 2002 we have reclassified the operations of KeySpan's mechanical contracting subsidiaries, which are part of the Energy Services segment, as discontinued operations on the Consolidated Statement of Income, Consolidated Balance Sheet and Consolidated Statement of Cash Flows. (See Note 11 "Energy Services - Discontinued Operations" for additional details regarding these operations.) In addition, for December 31, 2003 we reclassified the minimum pension liability for Boston Gas Company from accumulated other comprehensive income to regulatory assets. (See Note 4 "Postretirement Benefits" for additional information.)

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

C.  Accounting for the Effects of Rate Regulation

The accounting records for our six regulated gas utilities are maintained in accordance with the Uniform System of Accounts prescribed by the Public Service Commission of the State of New York ("NYPSC"), the New Hampshire Public Utility Commission ("NHPUC"), and the Massachusetts Department of Telecommunications and Energy ("MADTE"). Our electric generation subsidiaries are not subject to state rate regulation, but they are subject to Federal Energy Regulatory Commission ("FERC") regulation. Our financial statements reflect the ratemaking policies and actions of these regulators in conformity with GAAP for rate-regulated enterprises.

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

In separate merger related orders issued by the MADTE, the base rates charged by Colonial Gas Company and Essex Gas Company have been frozen at their current levels for ten-year periods ending 2009 and 2008, respectively. Due to the length of these base rate freezes, the Colonial and Essex Gas companies had previously discontinued the application of SFAS 71.

The following table presents our net regulatory assets at December 31, 2004 and December 31, 2003.


---------------------------------------------------------------------------------------------------------
                                                                                    December 31,
(In Thousands of Dollars)                                                     2004                2003
---------------------------------------------------------------------------------------------------------
Regulatory Assets
Regulatory tax asset                                                       $  53,149           $  60,700
Property taxes                                                                45,235              51,390
Environmental costs                                                          272,545             296,888
Postretirement benefits                                                      110,603             106,682
Costs associated with the KeySpan/LILCO transaction                           39,091              50,585
Derivative financial instruments                                              27,293               6,909
Other                                                                          7,498               5,229
---------------------------------------------------------------------------------------------------------
Total Regulatory Assets                                                    $ 555,414           $ 578,383
Miscellaneous Regulatory Liabilities                                         (73,963)           (104,034)
---------------------------------------------------------------------------------------------------------
Net Regulatory Assets                                                        481,451             474,349

Removal Costs Recovered                                                     (496,482)           (450,034)
---------------------------------------------------------------------------------------------------------
                                                                           $ (15,031)          $  24,315
---------------------------------------------------------------------------------------------------------

The regulatory assets above are not included in rate base. However, we record carrying charges on the property tax and costs associated with the KeySpan/LILCO transaction cost deferrals. We also record carrying charges on our regulatory liabilities. The remaining regulatory assets represent, primarily, costs for which expenditures have not yet been made, and therefore, carrying charges are not recorded. We anticipate recovering these costs in our gas rates concurrently with future cash expenditures. If recovery is not concurrent with the cash expenditures, we will record the appropriate level of carrying charges. Deferred gas costs of $37.7 million and $53.4 million at December 31, 2004 and December 31, 2003, respectively are reflected in accounts receivable on the Consolidated Balance Sheet. Deferred gas costs are subject to current recovery from customers. We estimate that full recovery of our regulatory assets will not exceed 10 years.

Rate regulation is undergoing significant change as regulators and customers seek lower prices for utility service and greater competition among energy service providers. In the event that regulation significantly changes the opportunity to recover costs in the future, all or a portion of our regulated operations may no longer meet the criteria for the application of SFAS 71. In that event, a write-down of all or a portion of our existing regulatory assets and liabilities could result. If we were unable to continue to apply the provisions of SFAS 71 for any of our rate regulated subsidiaries, we would apply the provisions of SFAS 101, "Regulated Enterprises - Accounting for the
Discontinuation of Application of FASB Statement 71." We estimate that the write-off of all net regulatory assets at December 31, 2004, before consideration of removal costs recovered, could result in a charge to net income of $313 million or $1.95 per share, which would be classified as an extraordinary item. In 2003, KeySpan implemented SFAS 143 "Accounting for Asset Retirement Obligations" and reclassified the cost of removal reserve from accumulated depreciation to regulatory liability. In management's opinion, the regulated subsidiaries that are currently subject to the provisions of SFAS 71 will continue to be subject to SFAS 71 for the foreseeable future.

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

The New York and Long Island gas utility tariffs contain weather normalization adjustments that largely offset shortfalls or excesses of firm net revenues (revenues less gas costs and revenue taxes) during a heating season due to variations from normal weather. Revenues are adjusted each month the clause is in effect and are generally included in rates in the following month. The New England gas utility rate structures contain no weather normalization feature, therefore their net revenues are subject to weather related demand fluctuations. As a result, fluctuations from normal weather may have a significant positive or negative effect on the results of these operations. To mitigate the effect of fluctuations from normal weather on our financial position and cash flows, we may enter into weather related derivative instruments from time to time. (See
Note 8 "Hedging, Derivative Financial Instruments and Fair Values" for additional information on these derivatives.)

Electric Services: Electric revenues are primarily derived from: (i) billings to LIPA for management of LIPA's transmission and distribution ("T&D") system, electric generation, and procurement of fuel, and (ii): subsidiaries that own lease and operate the 2,200 megawatt ("MW") Ravenswood electric generation facility ("Ravenswood Facility") and the recently completed 250 MW combined cycle generating facility located at the Ravenswood facility site ("Ravenswood Expansion").

LIPA Agreements:

KeySpan manages the day-to-day operations, maintenance and capital improvements of the T&D system under a Management Service Agreement ("MSA"). KeySpan's billings to LIPA are based on certain agreed upon terms. In addition, KeySpan earns a $10 million annual management fee. Annual service incentives or penalties exist under the MSA if certain targets are achieved or not achieved. In addition, we can earn certain incentives for budget underruns associated with the day-to-day operations, maintenance and capital improvements of LIPA's T&D system. These incentives provide for KeySpan to (i) retain 100% on the first $5 million in annual budget underruns, and (ii) retain 50% of additional annual underruns up to 15% of the total cost budget, thereafter all savings accrue to LIPA. With respect to cost overruns, KeySpan will absorb the first $15 million of overruns, with a sharing of overruns above $15 million. There are certain limitations on the amount of cost sharing of overruns.

In addition, KeySpan sells to LIPA under a Power Supply Agreement ("PSA") all of the capacity and, to the extent requested, energy conversion services from its existing Long Island based oil and gas-fired generating plants. Sales of capacity and energy conversion services are made under rates approved by the FERC. Rates charged to LIPA include a fixed and variable component. The variable component is billed to LIPA on a monthly per megawatt hour basis and is dependent on the number of megawatt hours dispatched. The PSA provides incentives and penalties that can total $4 million annually for the maintenance of the output capability and the efficiency of the generating facilities.

KeySpan also procures and manages fuel supplies on behalf of LIPA, under an Energy Management Agreement ("EMA"), to fuel the generating facilities under contract to it and perform off-system capacity and energy purchases on a least-cost basis to meet LIPA's needs. In exchange for these services KeySpan earns an annual fee of $1.5 million. In addition, we arrange for off-system sales on behalf of LIPA of excess output from the generating facilities and other power supplies either owned or under contract to LIPA. LIPA is entitled to two-thirds of the profit from any off-system energy sales. In addition, the EMA provides incentives and penalties that can total $5 million annually for performance related to fuel purchases and off-system power purchases.

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

LIPA is in the process of performing a long-term strategic review initiative regarding its future direction which may impact the above mentioned service agreements. (See Note 7 "Contractual Obligations, Financial Guarantees and Contingencies" for further information regarding LIPA's strategic review.)

Ravenswood Facilities:

In addition, electric revenues are derived from our investment in the 2,200 megawatt ("MW") Ravenswood electric generation facility ("Ravenswood Facility"), (which KeySpan acquired in June 1999). KeySpan has an arrangement with a variable interest entity through which we lease a portion of the Ravenswood Facility. Further, in May 2004 KeySpan completed construction of a 250 MW combined cycle generating facility located at the Ravenswood facility site ("Ravenswood Expansion"). To finance the Ravenswood Expansion, KeySpan entered into a leveraged lease financing arrangement. Collectively the Ravenswood
Facility and Ravenswood Expansion will be referred to as the Ravenswood Projects. (See Note 7 "Contractual Obligations, Financial Guarantees and Contingencies" for a description of the financing arrangements associated with the Ravenswood Projects.) We realize revenues from our investment in the Ravenswood Projects through the sale, at wholesale, of energy, capacity, and ancillary services to the New York Independent System Operator ("NYISO"). Energy and ancillary services are sold through a bidding process into the NYISO energy markets on a day ahead or real time basis.

Energy Services: Revenues earned by our Energy Services segment for mechanical and other contracting services are derived from service rendered under fixed price, cost-plus, guaranteed maximum price, and time and materials-type contracts and generally recognized on the percentage-of-completion method. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for each contract at completion. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. In the case of customer change orders, estimated recoveries are included for work performed in forecasting ultimate profitability. Due to uncertainties inherent in the estimation process, changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to estimated costs and, therefore, revenues. Such revisions to costs and income are recognized in the period in which the revisions are determined.

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

KeySpan has recently sold its mechanical contracting companies, the operations of which have been reflected in discontinued operations on the Consolidated Statement of Income and on the Consolidated Balance Sheet and Statement of Cash Flows. (See Note 11 "Energy Services - Discontinued Operations" for additional details on the mechanical contracting companies.)

Energy service and maintenance revenues associated with small commercial and residential appliances are recognized as earned or over the life of the service contract, as appropriate. Fiber optic service revenue is recognized upon delivery of service access. We have unearned revenue recorded in deferred credits and other liabilities - other on the Consolidated Balance Sheet totaling $28.5 million and $23.8 million as of December 31, 2004, and December 31, 2003, respectively. These balances represent primarily unearned revenues for service contracts and leases on fiber optic cables. The unearned revenues from the service contracts are generally amortized to income within one year, while the lease related unearned revenues are amortized over periods ranging from five to 30 years.

Gas Exploration and Production: Natural gas and oil revenues earned by our gas exploration and production activities are recognized using the entitlements method of accounting. Under this method of accounting, income is recorded based on the net revenue interest in production or nominated deliveries. Production gas volume imbalances are incurred in the ordinary course of business. Net deliveries in excess of entitled amounts are recorded as liabilities, while net under deliveries are recorded as assets. Imbalances are reduced either by subsequent recoupment of over and under deliveries or by cash settlement, as required by applicable contracts. Production imbalances are marked-to-market at the end of each month using the market price at the end of each period. During 2004 KeySpan disposed of its interest in The Houston Exploration Company ("Houston Exploration"), an independent natural gas and oil exploration company. KeySpan continues to maintain, on a significantly smaller scale, gas exploration and production activities. (See Note 2 "Business Segments" for a discussion on the disposition of Houston Exploration and KeySpan's remaining gas exploration activities.)

E. Utility and Other Property - Depreciation and Maintenance

Property, principally utility gas property is stated at original cost of construction, which includes allocations of overheads, including taxes, and an allowance for funds used during construction. The rates at which KeySpan subsidiaries capitalized interest for the year ended December 31, 2004 ranged from 1.54% to 6.47%. Capitalized interest for 2004, 2003 and 2002 was $7.4 million, $13.5 million and $19.7 million, respectively.

Depreciation is provided on a straight-line basis in amounts equivalent to composite rates on average depreciable property. The cost of property retired is charged to accumulated depreciation.

KeySpan recovers certain asset retirement costs through rates charged to customers as a portion of depreciation expense. At December 31, 2004 and 2003, KeySpan had costs recovered in excess of costs incurred totaling $496 million and $450 million, respectively. These amounts are reflected as a regulatory liability.

The cost of repair and minor replacement and renewal of property is charged to maintenance expense. The composite rates on average depreciable property were as follows:


-------------------------------------------------------------------------------
                                                Year Ended December 31,
                                          2004            2003           2002
-------------------------------------------------------------------------------
Electric                                  3.87%           3.81%          3.88%
Gas                                       3.55%           3.37%          3.44%
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------


We also had $398.6 million of other property at December 31, 2004, consisting of assets held primarily by our Corporate Service subsidiary of $293.7 million and $89.9 million in Energy Services assets. The Corporate Service assets consist largely of land, buildings, office equipment and furniture, vehicles, computer and telecommunications equipment and systems. These assets have depreciable lives ranging from three to 40 years. We allocate the carrying cost of these assets to our operating subsidiaries through our PUHCA allocation methodology. Energy Services assets consist largely of construction equipment and fiber optic cable and related electronics and have service lives ranging from seven to 40 years.

KeySpan's repair and maintenance costs, including planned major maintenance in the Electric Services segment for turbine and generator overhauls, are expensed as incurred unless they represent replacement of property to be capitalized. Planned major maintenance cycles primarily range from seven to eight years. Smaller periodic overhauls are performed approximately every 18 months.

KeySpan capitalizes costs incurred in connection with its projects to develop and build new energy facilities after a project has been determined to be probable.

F.  Gas Exploration and Production Property - Depletion

As noted previously and discussed in more detail in Note 2 "Business Segments", during 2004, KeySpan disposed of its ownership interest in Houston Exploration. KeySpan continues to maintain gas exploration and production activities through its two wholly-owned subsidiaries - KeySpan Exploration and Production, LLC ("KeySpan Exploration"), which is engaged in a joint venture with Houston Exploration, and Seneca-Upshur Petroleum, Inc. ("Seneca-Upshur"). At December 31, 2004, these subsidiaries had net exploration and production property in the amount of $89.6 million. These assets are accounted for under the full cost method of accounting. Under the full cost method, costs of acquisition, exploration and development of natural gas and oil reserves plus asset retirement obligations are capitalized into a "full cost pool" as incurred. Unproved properties and related costs are excluded from the depletion and amortization base until a determination is made as to the existence of proved reserves. Properties are depleted and charged to operations using the unit of production method using proved reserve quantities.

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

The ceiling test is calculated using natural gas and oil prices in effect as of the balance sheet date, held flat over the life of the reserves. We use derivative financial instruments that qualify for hedge accounting under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," to hedge the volatility of natural gas prices. In accordance with current SEC guidelines, we have included estimated future cash flows from our hedging program in ceiling test calculations.

As a result of the disposition of Houston Exploration, during most of 2004 KeySpan calculated the ceiling test on KeySpan Exploration and Production's and Seneca-Uphsur's assets independently of Houston Exploration's assets. Based on a report furnished by an independent reservoir engineer during the second quarter of 2004, it was determined that the remaining proved undeveloped oil reserves held in the joint venture required a substantial investment in order to develop. Therefore, KeySpan and Houston Exploration elected not to develop these oil reserves. As a result, in the second quarter of 2004, we recorded a $48.2 million non-cash impairment charge to write down our wholly-owned gas exploration and production subsidiaries' assets. This charge was recorded in depreciation, depletion and amortization on the Consolidated Statement of Income.

As of December 31, 2004, we estimated, using an average wellhead price adjusted for derivative instruments of $6.45 per MCF, that our capitalized costs did not exceed the ceiling test limitation. As of December 31, 2003 and December 31, 2002, we estimated, using a wellhead prices of $5.79 and $4.35 per MCF, respectively, that our capitalized costs did not exceed the ceiling test limitation for those periods.

Natural gas prices continue to be volatile and the risk that a write down to the full cost pool increases when, among other things, natural gas prices are low, there are significant downward revisions in our estimated proved reserves or we have unsuccessful drilling results.

Houston Exploration capitalized interest related to its unevaluated natural gas and oil properties, as well as some properties under development which are not currently being amortized. For years ended December 31, 2004, 2003 and 2002, capitalized interest was $3.4 million, $7.3 million and $8.0 million, respectively.

G.  Goodwill and Other Intangible Assets

The balance of goodwill and other intangible assets was $1.7 billion at December 31, 2004 and $1.8 billion at December 31, 2003, representing primarily the excess of acquisition cost over the fair value of net assets acquired. Goodwill and other intangible assets reflect the Eastern and ENI acquisitions, the KeySpan/LILCO transaction, as well as acquisitions of energy-related service companies and also relates to certain ownership interests of 50% or less in energy-related investments in Northern Ireland which are accounted for under the equity method.

The table below summarizes the goodwill and other intangible assets balance for each segment at December 31, 2004 and 2003:

------------------------------------------------------------------------------
(In Thousands of Dollars)                                 December 31,
------------------------------------------------------------------------------
Operating Segment                                    2004              2003

Gas Distribution                                 $1,436,917        $1,436,917
Energy Services                                      65,782           172,874
Energy Investments and other                        174,902           199,921
------------------------------------------------------------------------------
                                                 $1,677,601        $1,809,712
------------------------------------------------------------------------------


On January 1, 2002, KeySpan adopted SFAS 142 "Goodwill and Other Intangible Assets". Under SFAS 142, among other things, goodwill is no longer required to be amortized and is to be tested for impairment at least annually. The initial impairment test was performed within six months of adopting SFAS 142 using a discounted cash flow method, compared to a undiscounted cash flow method allowed under a previous standard. Any amounts impaired using data as of January 1, 2002, was to be recorded as a "Cumulative Effect of an Accounting Change." Any amounts impaired using data after the initial adoption date is recorded as an operating expense. During 2002, KeySpan conducted an impairment analysis for all its reporting units and determined that no consolidated impairment existed.

In 2003, KeySpan updated its review of the carrying value of goodwill associated with the Energy Services segment. KeySpan employed a combination of two methodologies in determining the fair value for its investment in the Energy Services segment, a market valuation approach and an income valuation approach. A third party specialist was engaged to assist with the valuation and evaluate the reasonableness of key assumptions employed. Under the market valuation approach, KeySpan compared relevant financial information relating to the companies included in the Energy Services segment to the corresponding financial information for a peer group of companies in the specialty trade-contracting sector of the construction industry. Under the income valuation approach, the fair value of a firm is obtained by discounting the sum of (i) the expected future cash flows to a firm; and (ii) the terminal value of a firm. As a result of this valuation, management determined that the fair value of the assets adequately exceeded their carrying value and no impairment charge was necessary.

The Energy Services segment has experienced significantly lower operating profits and cash flows than originally projected. As previously reported, management had reviewed the operating performance of this segment. At a meeting held on November 2, 2004, KeySpan's Board of Directors authorized management to begin the process of disposing of a significant portion of its ownership interests in certain companies within the Energy Services segment - specifically those companies engaged in mechanical contracting activities. In January and February of 2005, KeySpan sold these mechanical contracting investments.

In anticipation of these sales and in connection with the preparation of the third quarter and fourth quarter financial statements, KeySpan conducted an evaluation of the carrying value of these investments, including recorded goodwill. Further, we evaluated the carrying value of goodwill for the entire Energy Services segment.

As a result of this evaluation, KeySpan recorded a non-cash goodwill impairment charge of $108.3 million ($80.3 million after tax, or $0.50 per share) in 2004. This charge was recorded as follows: (i) $14.4 million as an operating expense on the Consolidated Statement of Income reflecting the write-down of goodwill on Energy Services segment's continuing operations; and (ii) $93.9 million as discontinued operations reflecting the impairment on the mechanical contracting companies. (See Note 11 "Energy Services - Discontinued Operations" for further details on the discontinued companies.)

In addition to the goodwill evaluation conducted for the Energy Services segment, KeySpan conducted evaluations of the goodwill recorded in the Gas Distribution and Energy Investments segments. Based on KeySpan's evaluation of the fair value of the Gas Distribution unit, KeySpan concluded that the fair value of the Gas Distribution unit exceeded the carrying value and no impairment charge was necessary.

KeySpan has entered into an agreement to sell its 50% interest in Premier Transmission Limited ("PTL"), a gas pipeline from southwest Scotland to Northern Ireland, before the end of the second quarter of 2005. In the fourth quarter of 2004 KeySpan recorded a pre-tax non-cash impairment charge of $26.5 million - $18.8 million after-tax or $0.12 per share, reflecting the difference between the anticipated cash proceeds from the sale of PTL compared to its carrying value. The impairment charge was recorded as a reduction to goodwill. This investment is accounted for under the equity method of accounting in the Energy Investments segment.

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

I.  Equity Investments

Certain subsidiaries own as their principal assets, investments (including goodwill), representing ownership interests of 50% or less in energy-related businesses that are accounted for under the equity method. None of these current investments are publicly traded.

J.  Income and Excise Tax

Upon implementation of SFAS 109, "Accounting for Income Taxes", certain of our regulated subsidiaries recorded a regulatory asset and a net deferred tax liability for the cumulative effect of providing deferred income taxes on certain differences between the financial statement carrying amounts of assets and liabilities, and their respective tax bases. This regulatory asset continues to be amortized over the lives of the individual assets and liabilities to which it relates. Additionally, investment tax credits which were available prior to the Tax Reform Act of 1986, were deferred and generally amortized as a reduction of income tax over the estimated lives of the related property.

We report our collections and payments of excise taxes on a gross basis. Gas distribution revenues include the collection of excise taxes, while operating taxes include the related expense. For the years ended December 31, 2004, 2003 and 2002, excise taxes collected and paid were $73.3 million, $90.5 million, $83.1 million, respectively.

K.  Subsidiary Common Stock Issuances to Third Parties

We follow an accounting policy of income statement recognition for parent company gains or losses from issuances of common stock by subsidiaries to unaffiliated third parties.

L.  Foreign Currency Translation

We follow the principles of SFAS 52, "Foreign Currency Translation," for recording our investments in foreign affiliates. Under this statement, all elements of the financial statements are translated by using a current exchange rate. Translation adjustments result from changes in exchange rates from one reporting period to another. At December 31, 2004 and 2003, the foreign currency translation adjustment was included on the Consolidated Balance Sheet. The functional currency for our foreign affiliates is their local currency.

M.  Earnings Per Share

Basic earnings per share ("EPS") is calculated by dividing earnings for common stock by the weighted average number of shares of common stock outstanding during the period. No dilution for any potentially anti-dilutive securities is included. Diluted EPS assumes the conversion of all potentially dilutive securities and is calculated by dividing earnings for common stock, as adjusted, by the sum of the weighted average number of shares of common stock outstanding plus all potentially dilutive securities.

At December 31, 2004 all options outstanding to purchase KeySpan common stock were used in the calculation of diluted EPS. In 2003 and 2002 we had 85,676 shares of convertible preferred stock outstanding that could have been converted into 221,153 shares of common stock. These shares were redeemed in 2004.

Under the requirements of SFAS 128, "Earnings Per Share" our basic and diluted EPS are as follows:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                Year Ended December 31,
(In Thousands of Dollars, Except Per Share Amounts)                                      2004             2003              2002
-----------------------------------------------------------------------------------------------------------------------------------
Earnings for common stock                                                             $ 458,053        $ 380,886         $ 371,935
Houston Exploration dilution                                                                  -             (269)             (471)
Preferred stock dividend                                                                      -              514               531
-----------------------------------------------------------------------------------------------------------------------------------
Earnings for common stock - adjusted                                                  $ 458,053        $ 381,131         $ 371,995
-----------------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding (000)                                               160,294          158,256           141,263
Add dilutive securities:
Options                                                                                     983              755               809
Convertible preferred stock                                                                   -              221               228
-----------------------------------------------------------------------------------------------------------------------------------
Total weighted average shares outstanding - assuming dilution                           161,277          159,232           142,300
-----------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                                              $    2.86        $    2.41         $    2.63
-----------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                                            $    2.84        $    2.39         $    2.61
-----------------------------------------------------------------------------------------------------------------------------------


N.  Stock Options and Other Stock Based Compensation

Stock options are issued to all KeySpan officers and certain other management employees as approved by the Board of Directors. These options generally vest over a three-to-five year period and have exercise periods between five to ten years. Up to approximately 21 million shares have been authorized for the issuance of options and approximately 5.2 million of these shares were remaining at December 31, 2004. Moreover, under a separate plan, Houston Exploration had issued and outstanding approximately 2.5 million stock options to key Houston Exploration employees. KeySpan and Houston Exploration adopted the prospective method of transition in accordance with SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." Accordingly, compensation expense has been recognized by employing the fair value recognition provisions of SFAS 123 "Accounting for Stock-Based Compensation" for grants awarded after January 1, 2003.

KeySpan continues to apply APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for grants awarded prior to January 1, 2003. Prior to the disposition of Houston Exploration, Houston Exploration also applied APB Opinion 25, and related Interpretations in accounting for grants awarded prior to January 1, 2003. Accordingly, no compensation cost has been recognized for these fixed stock option plans in the Consolidated Financial Statements since the exercise prices and market values were equal on the grant dates. Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under the plans consistent with SFAS 123, our net income and earnings per share would have decreased to the pro-forma amounts indicated below:

-------------------------------------------------------------------------------------------------------------------------------
                                                                                           Year Ended December 31,
(In Thousands of Dollars, Except Per Share Amounts)                                 2004             2003               2002
-------------------------------------------------------------------------------------------------------------------------------
Earnings available for common stock:
As reported                                                                     $ 458,053         $ 380,886          $ 371,935
     Add: recorded stock-based compensation expense, net of tax                     9,109             3,650                221
     Deduct: total stock-based compensation expense, net of tax                   (12,356)           (9,358)            (7,547)
-------------------------------------------------------------------------------------------------------------------------------
Pro-forma earnings                                                              $ 454,806         $ 375,178          $ 364,609
-------------------------------------------------------------------------------------------------------------------------------
Earnings per share:
     Basic - as reported                                                        $    2.86         $    2.41          $    2.63
     Basic - pro-forma                                                          $    2.84         $    2.37          $    2.58

     Diluted - as reported                                                      $    2.84         $    2.39          $    2.61
     Diluted - pro-forma                                                        $    2.82         $    2.36          $    2.56
-------------------------------------------------------------------------------------------------------------------------------

All grants are estimated on the date of the grant using the Black-Scholes option-pricing model. The following table presents the weighted average fair value, exercise price and assumptions used for the periods indicated:

------------------------------------------------------------------------------------------------------------
                                                                        Year Ended December 31,
                                                            2004                 2003                2002
------------------------------------------------------------------------------------------------------------
Fair value of grants issued                             $   5.47              $  4.26              $  3.42
Dividend yield                                              4.74%                5.49%                5.36%
Expected volatility                                        23.48%               24.26%               22.47%
Risk free rate                                              3.22%                3.16%                4.94%
Expected lives                                          6.5 years              6 years             10 years
Exercise price                                          $   37.54             $  32.40             $  32.66
------------------------------------------------------------------------------------------------------------

A summary of the status of our fixed stock option plans and changes is presented below for the periods indicated:

------------------------------------------------------------------------------------------------------------------------------------
                                                                         Year Ended December 31,
                                                   2004                             2003                             2002
------------------------------------------------------------------------------------------------------------------------------------
                                                          Weighted                          Weighted                       Weighted
                                                          Exercise                          Exercise                       Exercise
         Fixed Options                     Shares          Price            Shares           Price           Shares          Price
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of period       10,320,743       $ 31.39          9,524,900        $ 30.74         7,796,162       $ 29.67
Granted during the year                   1,602,850       $ 37.54          1,650,450        $ 32.40         2,796,310       $ 32.66
Exercised                                (1,150,464)      $ 28.05           (664,902)       $ 23.64          (506,794)      $ 24.42
Forfeited                                  (232,183)      $ 35.18           (189,705)       $ 34.63          (560,778)      $ 30.99
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of period             10,540,946       $ 32.61         10,320,743        $ 31.39         9,524,900       $ 30.74
------------------------------------------------------------------------------------------------------------------------------------
Exercisable at end of period              5,523,259       $ 30.39          5,365,545        $ 28.76         4,105,999       $ 27.69
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                        Options                                                 Options
Remaining           Outstanding at       Weighted Average     Range of       Exercisable at      Weighted Average      Range of
Contractual Life    December 31, 2004     Exercise Price    Exercise Price   December 31, 2004     Exercise Price    Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
 1 years                   1,800             $ 27.00       $     27.00             1,800             $ 27.00       $     27.00
 2 years                 167,086             $ 30.41       $ 20.57 - 30.50       167,086             $ 30.41       $ 20.57 - 30.50
 3 years                 236,410             $ 32.54       $ 19.15 - 32.63       236,410             $ 32.54       $ 19.15 - 32.63
 4 years               1,006,679             $ 27.92       $ 24.73 - 29.38     1,006,679             $ 27.92       $ 24.73 - 29.38
 5 years                 541,755             $ 26.98       $ 21.99 - 27.06       541,754             $ 26.98       $ 21.99 - 27.06
 6 years               1,272,983             $ 22.72       $ 22.50 - 32.76     1,272,983             $ 22.72       $ 22.50 - 32.76
 7 years               1,917,889             $ 39.50       $     39.50         1,229,789             $ 39.50       $     39.50
 8 years               2,340,508             $ 32.66       $     32.66           834,509             $ 32.66       $     32.66
 9 years               1,492,792             $ 32.40       $     32.40           232,249             $ 32.40       $     32.40
 10 years              1,563,044             $ 37.54       $     37.54                 -             $ 37.54       $     37.54
------------------------------------------------------------------------------------------------------------------------------------
                      10,540,946                                               5,523,259
------------------------------------------------------------------------------------------------------------------------------------

Since 2003, KeySpan provides long-term incentive compensation for officers consisting of 50% stock options and 50% performance shares. Performance shares are awarded based upon the attainment of overall corporate performance goals and better aligns incentive compensation with overall corporate performance.

O.  Recent Accounting Pronouncements

In May 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") 106-2 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." This guidance superseded FSP 106-1 issued in January 2004 and clarifies the accounting and disclosure requirements for employers with postretirement benefit plans that have been or will be affected by the passage of the Medicare Prescription Drug Improvement and Modernization Act of 2003 ("the Act"). The Act introduced two new features to Medicare that an employer needs to consider in measuring its obligation and net periodic postretirement benefit costs. The effective date for the new requirements was the first interim or annual period beginning after June 15, 2004.

KeySpan's retiree health benefit plan currently includes a prescription drug benefit that is provided to retired employees. KeySpan implemented the requirements of FSP 106-2 in September 2004 and determined that the savings associated with the Act reduced KeySpan's retiree health care costs by approximately $10 million in 2004. However, KEDLI and Boston Gas Company are subject to certain deferral accounting requirements mandated by the New York State Public Service Commission ("NYPSC") and the Massachusetts Department of Telecommunications and Energy ("MADTE"), respectively for pension costs and other postretirement benefit costs. Further, in accordance with our service agreements with LIPA, variations between pension costs and other postretirement benefit costs incurred by KeySpan compared to those costs recovered through rates charged to LIPA are deferred subject to recovery from or refund to LIPA. As a result of these various requirements, approximately $7 million of savings attributable to the implementation of FSP 106-2 and the Act was deferred and used to offset increases in overall pension and postretirement benefit costs, with the remaining approximately $3 million recorded as a reduction to 2004 postretirement expense. The implementation of FSP 106-2 and the Act had no immediate impact on KeySpan's cash flow.

In January 2005, the Department of Health and Human Services/Centers for Medicare and Medicaid Services (CMS) released final regulations with regard to the implementation of the major provisions of the Medicare Act. We are currently evaluating the final regulations, and at this time we cannot determine the impact, if any, these regulations may have on our results of operations, financial position or cash flows.

In December 2004 the FASB issued SFAS 123 (revised 2004) "Share-Based Payment." This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement revises certain provisions of SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion 25 "Accounting for Stock Issued to Employees." The fair-value-based method in this Statement is similar to the fair-value-based method in Statement 123 in most respects. However, the following are key differences between the two: Entities are required to measure liabilities incurred to employees in share based payment transactions at fair value as compared to using the intrinsic method allowed under Statement 123. Entities are required to estimate the number of instruments for which the requisite service is expected to be rendered, as compared to accounting for forfeitures as they occur under Statement 123. Incremental compensation cost for a modification of the terms or conditions of an award are also measured differently under this Statement compared to Statement 123. This Statement also clarifies and expands Statement 123's guidance in several areas. The effective date of this Statement is the beginning of the first interim or annual reporting period that begins after June 15, 2005. As noted earlier, KeySpan adopted the prospective method of transition for stock options in accordance with SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." Accordingly, compensation expense has been recognized by employing the fair value recognition provisions of SFAS 123 for grants awarded after January 1, 2003. KeySpan is currently reviewing the requirements of this Statement, and believes that implementation of this Statement will not have a material impact on its results of operations or financial position and no effect on its cash flows.

P. Impact of Cumulative Effect of Change in Accounting Principles

As noted previously, KeySpan has an arrangement with a variable interest entity through which it leases a portion of the 2,200-megawatt Ravenswood electric generation facility. On December 31, 2003, KeySpan adopted Financial Accounting Standards Board ("FASB") Interpretation No. 46 ("FIN 46"). This pronouncement required KeySpan to consolidate its variable interest entity, which had a fair market value of a $425 million at the inception of the lease, June 1999. As a result, in 2003 KeySpan recorded a $37.6 million after-tax charge, or $0.23 per share, change in accounting principle on the Consolidated Statement of Income, representing approximately four and a half years of depreciation. (See Note 7, "Contractual Obligations, Financial Guarantees and Contingencies - Variable Interest Entity" for a detailed description of the impact of the adoption of this standard.)

On January 1, 2003, KeySpan adopted SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires an entity to record a liability and
corresponding   asset  representing  the  present  value  of  legal  obligations associated with the retirement of tangible, long-lived assets. The 2003 cumulative effect of SFAS 143 and the change in accounting principle was a benefit to net income of $0.2 million, after-tax. (See Note 7, "Contractual Obligations, Financial Guarantees and Contingencies - Asset Retirement Obligation" for further details.)

Under Accounting Principle Board Opinion No. 20 ("APB 20"), the pro-forma impact of the retroactive application resulting from the adoption of a change in accounting principle is to be disclosed as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                             Year Ended December 31,
(In Thousands of Dollars, Except Per Share Amounts)                           2004                      2003               2002
---------------------------------------------------------------------------------------------------------------------------------
Earnings for common stock                                                      N/A                  $ 380,886          $ 371,935
Add back: Cumulative effect of a change in accounting principle                                        37,451                  -
Earnings for common stock before cumulative effect of a change in accounting principle:
As reported                                                                                           418,337            371,935
     Less: SFAS 143 Accretion expense, net of taxes                                                         -             (1,135)
     Less:FIN 46  Depreciation expense, net of taxes                                                   (9,538)            (8,024)
     Add: SFAS 143 Costs of removal expense, net of taxes                                                   -                471
---------------------------------------------------------------------------------------------------------------------------------
Pro-forma earnings                                                                                  $ 408,799          $ 363,247
---------------------------------------------------------------------------------------------------------------------------------

Earnings per share before cumulative change in accounting principle:
     Basic - as reported                                                                            $    2.64          $    2.63
     Basic - pro-forma                                                                              $    2.58          $    2.57

     Diluted - as reported                                                                          $    2.62          $    2.61
     Diluted - pro-forma                                                                            $    2.57          $    2.55
---------------------------------------------------------------------------------------------------------------------------------

Earnings per share for common stock:
     Basic - as reported                                                                            $    2.41          $    2.63
     Basic - pro-forma                                                                              $    2.58          $    2.57

     Diluted - as reported                                                                          $    2.39          $    2.61
     Diluted - pro-forma                                                                            $    2.57          $    2.55
---------------------------------------------------------------------------------------------------------------------------------


Q. Accumulated Other Comprehensive Income

As required by SFAS 130, "Reporting Comprehensive Income," the components of accumulated other comprehensive income are as follows:

----------------------------------------------------------------------------------------------------
                                                                                 December 31,
(In Thousands of Dollars)                                                  2004               2003
----------------------------------------------------------------------------------------------------
Foreign currency translation adjustments                              $   4,987           $  26,523
Unrealized (losses) on marketable securities                               (419)             (7,530)
Premium on derivative instrument                                              -              (3,437)
Accrued unfunded pension obligation                                     (59,760)            (51,942)
Unrealized (losses) on derivative financial instruments                     856             (23,546)
----------------------------------------------------------------------------------------------------
Accumulated other comprehensive income                                $ (54,336)          $ (59,932)
----------------------------------------------------------------------------------------------------

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

The Electric Services segment consists of subsidiaries that: operate the electric transmission and distribution system owned by LIPA; own and provide capacity to and produce energy for LIPA from our generating facilities located on Long Island; and manage fuel supplies for LIPA to fuel our Long Island generating facilities. These services are provided in accordance with long-term service contracts having remaining terms that range from four to nine years and power purchase agreements having remaining terms that range from nine to 23 years. The Electric Services segment also includes subsidiaries that own or lease and operate the 2,200 megawatt Ravenswood electric generation facility ("Ravenswood Facility") located in Queens, New York, as well as the recently completed 250 MW combined-cycle electric generating unit located at the Ravenswood site ("Ravenswood Expansion"). Collectively the Ravenswood Facility and Ravenswood Expansion are referred to as the "Ravenswood Projects". All of the energy, capacity and ancillary services related to the Ravenswood Projects are sold to the NYISO energy markets. To finance the purchase and/or construction of the Ravenswood Projects, KeySpan entered into leasing arrangement for each facility. The Electric Services segment also conducts retail marketing of electricity to commercial customers. (See Note 7 "Contractual Obligations, Financial Guarantees and Contingencies" for further details on the leasing arrangements.)

The Energy Services segment includes companies that provide energy-related and fiber optic services to customers located primarily within the Northeastern United States, with concentrations in the New York City and Boston metropolitan areas through the following lines of business: (i) Home Energy Services, which provides residential customers with service and maintenance of energy systems and appliances, as well as the retail marketing of electricity to commercial customers; and (ii) Business Solutions, which provides operation and maintenance, design, engineering and consulting services to commercial and industrial customers. For December 31, 2004, 2003 and 2002 we have reclassified the operations of Energy Services' mechanical contracting subsidiaries as discontinued operations on the Consolidated Statement of Income, Consolidated Balance Sheet and Consolidated Statement of Cash Flows. In 2004, KeySpan recorded a non-cash goodwill impairment charge of $108.3 million ($80.3 million after tax, or $0.50 per share) associated with its mechanical contracting operations and certain remaining operations. In addition, an impairment charge of $100.3 million ($72.1 million after-tax or $.45 per share) was also recorded to reduce the carrying value of the remaining assets of the mechanical contracting companies. (See Note 11 "Energy Services - Discontinued Operations" for additional details regarding these charges.)

The Energy Investments segment consists of our gas exploration and production investments, as well as certain other domestic and international energy-related investments. In June 2004, KeySpan exchanged 10.8 million shares of common stock of The Houston Exploration Company ("Houston Exploration"), an independent natural gas and oil exploration company, for 100% of the stock of Seneca Upshur Petroleum, Inc. ("Seneca-Upshur"), previously a wholly owned subsidiary of Houston Exploration. This transaction reduced our interest in Houston Exploration from 55% to approximately 23.5%. As part of this transaction, Houston Exploration retired 4.6 million of its common shares and issued 6.8 million new shares in a public offering. Based on Houston Exploration's announced offering price of $48.00 per share, Seneca-Upshur's shares were valued at the equivalent of $449 million, or $41.57 per share. Seneca-Upshur's assets consisted of West Virginia gas producing properties valued at $60 million, and $389 million in cash. KeySpan follows an accounting policy of income statement recognition for Parent company gains or losses from common stock transactions initiated by its subsidiaries. As a result, this transaction resulted in a gain to KeySpan of $150.1 million which was reflected in other income and deductions on the Consolidated Statement of Income. Effective June 1, 2004, Houston Exploration's earnings and our ownership interest in Houston Exploration were accounted for on the equity basis of accounting. The deconsolidation of Houston Exploration required the recognition of certain deferred taxes on our remaining investment resulting in a net deferred tax expense of $44.1 million. Therefore, the net gain on the share exchange less the deferred tax provision was $106 million, or $0.66 per share.

In November 2004, KeySpan sold its remaining 23.5% interest in Houston Exploration (6.6 million shares) and received cash proceeds of approximately $369 million. KeySpan recorded a pre-tax gain of $179.6 million which is reflected in other income and (deductions) on the Consolidated Statement of Income. The after-tax gain was $116.8 million or $0.73 per share.

Houston Exploration's revenues, which are reflected in KeySpan's Consolidated Statement of Income, were $266.4 million, $494.7 million, and $345.4 million in fiscal years 2004, 2003 and 2002, respectively. Houston Exploration's operating income, including KeySpan's share of equity earnings, were $138.5 million, $199.1 million and $109.3 million in fiscal years 2004, 2003 and 2002, respectively.

Our gas exploration and production activities now include our wholly-owned subsidiaries Seneca-Upshur and KeySpan Exploration and Production, LLC ("KeySpan Exploration and Production"), which is engaged in a joint venture with Houston Exploration. It should be noted that in the second quarter of 2004, KeySpan recorded a $48.2 million non-cash impairment charge to recognize the reduced valuation of proved reserves. (See Note 1 "Summary of Significant Accounting Policies" Item F "Gas Exploration and Production Property - Depletion" for further information on this charge.)

Asset transactions regarding our investment in Houston Exploration were also recorded in 2003. In February 2003, we reduced our ownership interest in Houston Exploration from 66% to approximately 55% following the repurchase, by Houston Exploration, of three million shares of common stock owned by KeySpan. We realized net proceeds of $79 million in connection with this repurchase. KeySpan realized a gain of $19 million on this transaction, which is reflected in other income and (deductions) on the Consolidated Statement of Income. Income taxes were not provided, since this transaction was structured as a return of capital.

For most of 2004, subsidiaries in this segment also held an ownership interest in certain midstream natural gas assets in Western Canada through KeySpan Canada. These assets included 14 processing plants and associated gathering systems that can process approximately 1.5 BCFe of natural gas daily and provide associated natural gas liquids fractionation. At the beginning of 2004, KeySpan held a 60.9% ownership interest in KeySpan Canada. In April 2004, KeySpan and KeySpan Facilities Income Fund (the "Fund"), an open-ended income fund trust which previously owned the other 39.1% interest in KeySpan Canada, consummated a transaction whereby the Fund sold 15.617 million units of the Fund at a price of CDN$12.60 per unit for gross total proceeds of approximately CDN$196.8 million. The proceeds of the offering were used by the Fund to acquire an additional 35.91% interest in KeySpan Canada from KeySpan. We received net proceeds of approximately CDN$186.3 million (or approximately US$135 million), after commissions and expenses. The Fund's ownership in KeySpan Canada increased from 39.1% to 75%, and KeySpan's ownership of KeySpan Canada decreased from 60.9% to 25%. KeySpan recorded a gain of $22.8 million ($10.1 million after-tax, or $0.06 per share) on this transaction. Effective April 1, 2004, KeySpan Canada's earnings and our ownership interest in KeySpan Canada had been accounted for on the equity basis of accounting.

In July 2004, the Fund issued an additional 10.7 million units, the proceeds of which were used to fund the acquisition of the midstream assets of Chevron Canada Midstream Inc. This transaction had the effect of further diluting KeySpan's ownership of KeySpan Canada to 17.4%. KeySpan continued to account for its investment in KeySpan Canada on the equity basis of accounting since it still exercised significant influence over this entity.

In December 2004, KeySpan sold its remaining 17.4% interest in KeySpan Canada to the Fund and received net proceeds of approximately $119 million and recorded a pre-tax gain of approximately $35.8 million, which is reflected in other income and (deductions) on the Consolidated Statement of Income. The after-tax gain was approximately $24.7 million, or $0.15 per share.

KeySpan Canada's revenues, which are reflected in KeySpan's Consolidated Statement of Income, were $25.2 million, $90.3 million, and $74.9 million in fiscal years 2004, 2003 and 2002, respectively. KeySpan Canada's operating income, including KeySpan's share of equity earnings, were $16.5 million, $28.2 million and $24.5 million in fiscal years 2004, 2003 and 2002, respectively.

Asset transactions regarding our investment in KeySpan Canada were also recorded in 2003. In 2003, we sold a portion of our interest in KeySpan Canada through the Fund. The Fund acquired a 39.1% ownership interest in KeySpan Canada through an indirect subsidiary, and then issued 17 million trust units to the public through an initial public offering. Each trust unit represented a beneficial interest in the Fund and was registered on the Toronto Stock Exchange under the symbol KEY.UN. Additionally, we sold our 20% interest in Taylor NGL LP that owns and operates two extraction plants in Canada to AltaGas Services, Inc. Net proceeds of $119.4 million from the two sales, plus proceeds of $45.7 million drawn under a new credit facility made available to KeySpan Canada, were used to pay down existing KeySpan Canada credit facilities of $160.4 million. A pre-tax loss of $30.3 million was recognized on the transactions and is included in other income and (deductions) on the Consolidated Statement of Income. These transactions produced a tax expense of $3.8 million as a result of certain United States partnership tax rules and resulted in an after-tax loss of $34.1 million.

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

Additionally, subsidiaries in this segment hold a 20% equity interest in the Iroquois Gas Transmission System LP, a pipeline that transports Canadian gas supply to markets in the Northeastern United States and the KeySpan LNG facility in Providence, Rhode Island, a 600,000 barrel liquefied natural gas storage and receiving facility. Further, this segment has a 50% interest in the Premier Transmission Pipeline ("PTL") in Northern Ireland. On February 25, 2005, KeySpan entered into a Share Sale and Purchase Agreement with BG Energy Holdings Limited and Premier Transmission Financing Public Limited Company ("PTFPL"), pursuant to which all of the outstanding shares of PTL are to be purchased by PTFPL. It is expected that the sale of our 50% interest in PTL will result in proceeds of approximately $42.5 million and that the closing of this transaction will occur before the end of the second quarter of 2005. In the fourth quarter of 2004, KeySpan recorded a pre-tax non-cash impairment charge of $26.5 million - $18.8 million after-tax or $0.12 per share, reflecting the difference between the anticipated cash proceeds from the sale of PTL compared to its carrying value. These subsidiaries are accounted for under the equity method. Accordingly, equity income from these investments is reflected as a component of operating income in the Consolidated Statement of Income. In the fourth quarter of 2003, we completed the sale of our 24.5% interest in Phoenix Natural Gas Limited for $96 million and recorded a pre-tax gain of $24.7 million in other income and (deductions) on the Consolidated Statement of Income. The after-tax gain was $16.0 million, or $0.10 per share.

The accounting policies of the segments are the same as those used for the preparation of the Consolidated Financial Statements. Our segments are strategic business units that are managed separately because of their different operating and regulatory environments. Operating results of our segments are evaluated by management on an operating income basis. As noted earlier, the mechanical contracting subsidiaries, included in Energy Services, are reported as discontinued operations in 2004, 2003 and 2002. Further, due to the July 2002 sale of Midland Enterprises LLC, an inland marine barge business, this subsidiary is reported as discontinued operations for 2002. (See Note 9, "Discontinued Operations" for more information on the sale of Midland). Further, to better align the subsidiaries within our segments, we reclassified the operating results of our electric marketing subsidiary from the Energy Services segment to the Electric Services segment in the first quarter of 2004. As a result we reclassified the financial results for all periods of 2003 and 2002.

The revised reportable segment information is as follows:

----------------------------------------------------------------------------------------------------------------------------------
                                     Gas          Electric     Energy     Gas Exploration      Other       Elimi-       Consoli-
(In Thousands of Dollars)        Distribution     Services    Services    and Production    Investments    nations        dated
----------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2004
Unaffiliated revenue               4,407,292      1,738,660    182,406       279,999          42,109             -      6,650,466
Intersegment revenue                       -              -     11,515             -           4,879       (16,394)             -
Depreciation, depletion and
 amortization                        276,487         88,252      7,478       156,981           7,306        15,256        551,760
Sales of property                          -          2,000          -             -           5,021             -          7,021
Income from equity investments             -              -          -        20,757          25,779             -         46,536
Operating income                     579,563        289,781    (48,302)       94,455          10,238         9,535        935,270
Interest income                        2,215          9,926         40         3,504           2,989        (9,202)         9,472
Interest charges                     176,799         72,945     19,399         3,487           3,882        54,739        331,251
Total assets                       8,908,786      2,144,275    246,609         3,379         697,924     1,363,157     13,364,130
Equity method investments                  -              -          -             -         107,059             -        107,059
Construction expenditures            414,522        150,320     13,693       146,543          13,682        11,569        750,329
----------------------------------------------------------------------------------------------------------------------------------

Eliminating items include intercompany interest income and expense and the elimination of certain intercompany accounts as well as activities of our corporate and administrative subsidiaries.

Electric Services revenues from LIPA and the NYISO of $1.7 billion for the year ended December 31, 2004 represents approximately 25% of our consolidated revenues during that period.

------------------------------------------------------------------------------------------------------------------------------------
                                     Gas          Electric     Energy     Gas Exploration      Other       Elimi-       Consoli-
(In Thousands of Dollars)        Distribution     Services    Services    and Production    Investments    nations        dated
------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2003
Unaffiliated revenue              4,161,272       1,605,973     158,908      501,255        108,116              -       6,535,524
Intersegment revenue                      -             101       7,467            -          5,008        (12,576)              -
Depreciation, depletion and
 amortization                       259,934          67,161       7,146      204,102         19,046         14,280         571,669
Sales of property                    15,123               -           -            -              -              -          15,123
Income from equity investments            -               -           -            -         19,106            108          19,214
Operating income                    574,254         269,874     (32,963)     197,209         41,345         (2,090)      1,047,629
Interest income                       1,194           4,628       1,070            -          1,002         (2,235)          5,659
Interest charges                    203,733          44,158      15,794        8,504          7,541         27,964         307,694
Total assets                      8,457,469       2,511,125     407,485    1,530,875        915,383        817,845      14,640,182
Equity method investments                 -               -           -            -         97,018              -          97,018
Construction expenditures           419,549         256,498       6,982      295,943         18,154         12,267       1,009,393
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

-----------------------------------------------------------------------------------------------------------------------------------
                                     Gas          Electric     Energy     Gas Exploration      Other       Elimi-       Consoli-
(In Thousands of Dollars)        Distribution     Services    Services    and Production    Investments    nations        dated
-----------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2002
Unaffiliated revenue              3,163,761        1,645,688    208,624       357,451        89,650              -       5,465,174
Intersegment revenue                      -              101          -             -         1,128         (1,229)              -
Depreciation, depletion and
 amortization                       237,186           61,377      8,487       176,925        14,573         15,160         513,708
Sales of property                       903            1,479          -             -         2,348              -           4,730
Income from equity investments            -                -          -             -        13,992            104          14,096
Operating income                    531,134          289,694    (45,581)      110,259        32,335         (8,506)        909,335
Interest income                       2,020            1,834      1,248             -           238         (3,768)          1,572
Interest charges                    215,140           58,788     18,187         7,303         6,858         (4,772)        301,504
Total assets                      7,783,011        1,848,767    423,746     1,187,425       974,409        762,692      12,980,050
Equity method investments                 -                -          -             -       130,815              -         130,815
Construction expenditures           412,433          348,147      8,133       241,477        31,243         16,074       1,057,507
-----------------------------------------------------------------------------------------------------------------------------------

Eliminating items include intercompany interest income and expense and the elimination of certain intercompany accounts as well as activities of our corporate and administrative subsidiaries.

Electric Services revenues from LIPA and the NYISO of $1.4 billion for the year ended December 31, 2002 represents approximately 25% of our consolidated revenues during that period.


Note 3. Income Tax

KeySpan files a consolidated federal income tax return. A tax sharing agreement between the holding company and its subsidiaries provides for the allocation of a realized tax liability or asset based upon separate return contributions of each subsidiary to the consolidated taxable income or loss in the consolidated income tax return. The subsidiaries record income tax payable or receivable from KeySpan resulting from the inclusion of their taxable income or loss in the consolidated return.

Income tax expense is reflected as follows in the Consolidated Statement of
Income:

------------------------------------------------------------------------------------
                                                 Year Ended December 31,
(In Thousands of Dollars)              2004                2003              2002
------------------------------------------------------------------------------------
Current income tax                  $ 201,909          $ (99,798)         $ (36,588)
Deferred income tax                   123,631            381,079            266,253
------------------------------------------------------------------------------------
Total income tax                    $ 325,540          $ 281,281          $ 229,665
------------------------------------------------------------------------------------

At December 31, the significant components of KeySpan's deferred tax assets and liabilities calculated under the provisions of SFAS No.109 "Accounting for Income Taxes" were as follows:

---------------------------------------------------------------------------------------------------
                                                                   December 31,
(In Thousands of Dollars)                                 2004                       2003
---------------------------------------------------------------------------------------------------
Reserves not currently deductible                  $      4,598              $      34,342
New York corporation income tax                         (19,010)                   (56,188)
Property related differences                         (1,080,033)                (1,049,237)
Regulatory tax asset                                    (21,433)                   (21,222)
Property taxes                                          (99,106)                   (98,089)
Other items - net                                        90,855                    (85,164)
---------------------------------------------------------------------------------------------------
Net deferred tax liability                         $ (1,124,129)             $  (1,275,558)
---------------------------------------------------------------------------------------------------

During the year ended December 31, 2002, an adjustment to deferred income taxes of $177.7 million was recorded to reflect a decrease in the tax basis of the assets acquired at the time of the KeySpan/LILCO combination. This adjustment resulted from a revised valuation study. Concurrent with this deferred tax adjustment, KeySpan reduced current income taxes payable by $183.2 million, resulting in a net $5.5 million income tax benefit. Currently, the Internal Revenue Service is auditing LILCO's tax returns for the tax years ending December 31, 1996 through March 31, 1999 and KeySpan's and The Brooklyn Union Gas Company's tax returns for the tax years ending September 30, 1997 through December 31, 1998, pertaining to the KeySpan/LILCO combination, as well as other return years. The primary issue raised in the conduct of the examination relates to the valuation of the transferred assets in the KeySpan/LILCO combination. At this time, we cannot predict the outcome of the ongoing audit. However, KeySpan has evaluated the potential outcomes which may result based on the progress of the examination to date and believes that it has adequately provided for any potential tax which may be assessed.

The federal income tax amounts included in the Consolidated Statement of Income differ from the amounts which result from applying the statutory federal income tax rate to income before income tax.

The table below sets forth the reasons for such differences:

-----------------------------------------------------------------------------------------------------------------------------
                                                                 Year Ended December 31,
(In Thousands of Dollars)                                     2004                    2003                    2002
-----------------------------------------------------------------------------------------------------------------------------
Computed at the statutory rate                            $  329,089            $    247,573            $     212,788
Adjustments related to:
Tax credits                                                   (2,150)                      -                   (1,026)
Removal costs                                                   (584)                 (6,592)                  (4,787)
Accrual to return adjustments                                (10,718)                    549                   (9,539)
Sale of Houston Exploration                                   (8,445)                      -                        -
Sale of Canada                                               (14,067)                      -                        -
Minority interest in Houston Exploration                      12,879                  19,969                    9,490
State income tax, net of federal benefit                      24,833                  28,462                   42,125
Other items - net                                             (5,297)                 (8,680)                 (19,386)
-----------------------------------------------------------------------------------------------------------------------------
Total income tax                                         $   325,540           $     281,281            $     229,665
-----------------------------------------------------------------------------------------------------------------------------
Effective income tax rate (1)                                    35%                     40%                      38%
-----------------------------------------------------------------------------------------------------------------------------

(1) Reflects both federal as well as state income taxes.

In December 2004, the FASB issued Staff Position ("FSP") No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." The American Jobs Creation Act of 2004 (the "Act"), signed into law on October 22, 2004, provides for a special one-time tax deduction, or dividend received deduction ("DRD"), of 85% of qualifying foreign earnings that are repatriated in either a company's last tax year that began before the enactment date or the first tax year that begins during the one-year period beginning on the enactment date. FSP 109-2 provides entities additional time to assess the effect of repatriating foreign earnings under the Act for purposes of applying SFAS 109, "Accounting for Income Taxes," which typically requires the effect of a new tax law to be required in the period of enactment. KeySpan will elect, if applicable, to apply the DRD to qualifying dividends of foreign earnings repatriated in 2005. KeySpan is awaiting further clarifying guidance from the U.S. Treasury Department on certain provisions of the Act. Once this guidance is received, KeySpan expects to complete its evaluation of the effects of the Act during 2005. Because the evaluation is ongoing, it is not yet practical to estimate a range of possible income tax effects of potential repatriations.

Note 4.  Postretirement Benefits

Pension Plans: The following information represents the consolidated results for our noncontributory defined benefit pension plans which cover substantially all employees. Benefits are typically based on age, years of service and compensation. Funding for pensions is in accordance with requirements of federal law and regulations. KEDLI and Boston Gas Company are subject to certain deferral accounting requirements mandated by the NYPSC and MADTE, respectively for pension costs and other postretirement benefit costs.

The calculation of net periodic pension cost is as follows:

-----------------------------------------------------------------------------------------------------------------------------
                                                                                Year Ended December 31,
(In Thousands of Dollars)                                            2004                2003                2002
-----------------------------------------------------------------------------------------------------------------------------
Service cost, benefits earned during the period                 $   52,908           $  47,531            $  42,423
Interest cost on projected benefit obligation                      144,241             138,270              132,424
Expected return on plan assets                                    (158,267)           (130,556)            (157,958)
Net amortization and deferral                                       63,307              66,949               (4,247)
-----------------------------------------------------------------------------------------------------------------------------
Total pension cost                                              $  102,189           $ 122,194            $  12,642
-----------------------------------------------------------------------------------------------------------------------------

The following table sets forth the pension plans' funded status at December 31, 2004 and December 31, 2003.

-----------------------------------------------------------------------------------------------------------------------
                                                                                           Year Ended December 31,
(In Thousands of Dollars)                                                                2004                  2003
-----------------------------------------------------------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at beginning of period                                          $ (2,343,196)         $  (2,080,193)
Service cost                                                                             (52,908)              (47,531)
Interest cost                                                                          (144,241)              (138,270)
Amendments                                                                               (2,316)                (3,079)
Actuarial loss                                                                         (114,597)              (192,617)
Benefits paid                                                                           137,142                118,494
-----------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of period                                                  (2,520,116)            (2,343,196)
-----------------------------------------------------------------------------------------------------------------------
Change in plan assets:
Fair value of plan assets at beginning of period                                      1,855,239              1,544,518
Actual return on plan assets                                                            164,225                335,757
Employer contribution                                                                   146,565                 93,458
Benefits paid                                                                          (137,142)              (118,494)
-----------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of period                                            2,028,887              1,855,239
-----------------------------------------------------------------------------------------------------------------------
Funded status                                                                          (491,229)              (487,957)
Unrecognized net loss from past experience different from that
 assumed and from changes in assumptions                                                612,145                557,204
Unrecognized prior service cost                                                          57,653                 64,925
-----------------------------------------------------------------------------------------------------------------------
Net prepaid pension cost reflected on consolidated balance sheet                   $    178,569          $     134,172
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
                                                                   Year Ended December 31,
                                                             2004             2003             2002
-----------------------------------------------------------------------------------------------------
Assumptions:
Obligation discount                                          6.00%            6.25%            6.75%
Asset return                                                 8.50%            8.50%            8.50%
Average annual increase in compensation                      4.00%            4.00%            4.00%
-----------------------------------------------------------------------------------------------------

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:


------------------------------------------------------------------
(In Thousands of Dollars)                   Pension Benefits
------------------------------------------------------------------
        2005                                    $ 127,287
        2006                                    $ 128,708
        2007                                    $ 131,000
        2008                                    $ 134,934
        2009                                    $ 139,048
        Years 2010- 2014                        $ 796,286
------------------------------------------------------------------


Unfunded Pension Obligation: At December 31, 2004 the accumulated benefit obligation was in excess of pension assets. As prescribed by SFAS 87 "Employers' Accounting for Pensions," KeySpan had a $255.9 million minimum liability at December 31, 2004, for this unfunded pension obligation. As permitted under current accounting guidelines, these accruals can be offset by a corresponding debit to a long-term asset up to the amount of accumulated unrecognized prior service costs. Any remaining amount is to be recorded in accumulated other comprehensive income on the Consolidated Balance Sheet.

Therefore, at year-end, we had a long-term asset in deferred charges other of $49.7 million, representing the amount of unrecognized prior service cost and a debit to other comprehensive income of $91.9 million, or $59.8 million after-tax. The remaining amount of $114.3 million was recorded as a contractual receivable from LIPA of $100.1 million and a regulatory asset of $14.2 million, representing the amounts that could be recovered from LIPA and the Boston Gas ratepayer in accordance with our service and rate agreements if the underlying assumptions giving rise to this minimum liability were realized and recorded as pension expense. The Boston Gas Company has received approval from the MADTE to defer as a regulatory asset the amount of its current and future minimum pension liability to reflect its ability to recover in rates its actual pension liability.

At December 31, 2004 the projected benefit obligation, accumulated benefit obligation and value of assets for plans with accumulated benefit obligations in excess of plan assets were $ 1.3 billion, $1.2 billion and $881 million, respectively.

At December 31, 2003, the accumulated benefit obligation was also in excess of pension assets. As a result, we had a minimum liability of $244.4 million, a long-term asset in deferred charges other of $55.3 million, and a debit to other comprehensive income of $79.9 million, or $51.9 million after-tax. The remaining amount of $109.2 million was recorded as a contractual receivable from LIPA of $95.8 million and a regulatory asset of $13.4 million.

At December 31, 2003 the projected benefit obligation, accumulated benefit obligation and value of assets for plans with accumulated benefit obligations in plan assets were $1.2 billion, $1.1 billion and $794 million, respectively.

At the end of each year, we will re-measure the accumulated benefit obligation and pension assets, and adjust the accrual and deferrals as appropriate.

Other Postretirement Benefits: The following information represents the consolidated results for our Contributory Medical and prescription drug programs and non-contributory life insurance programs for retired employees. We have been funding a portion of future benefits over employees' active service lives through Voluntary Employee Beneficiary Association ("VEBA") trusts. Contributions to VEBA trusts are tax deductible, subject to limitations contained in the Internal Revenue Code.

Net  periodic   other   postretirement   benefit  cost  included  the  following
components:

-----------------------------------------------------------------------------------------------------
                                                                       Year Ended December 31,
(In Thousands of Dollars)                                         2004          2003           2002
-----------------------------------------------------------------------------------------------------
Service cost, benefits earned during the period                $ 19,656      $ 18,825       $ 16,566
Interest cost on accumulated
   postretirement benefit obligation                             70,225        69,803         65,486
Expected return on plan assets                                  (33,892)      (27,530)       (36,839)
Net amortization and deferral                                    40,981        35,815         17,527
-----------------------------------------------------------------------------------------------------
Other postretirement cost                                      $ 96,970      $ 96,913       $ 62,740
-----------------------------------------------------------------------------------------------------

The following table sets forth the plans' funded status at December 31, 2004 and December 31, 2003.

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Year Ended December 31,
(In Thousands of Dollars)                                                                            2004                2003
--------------------------------------------------------------------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at beginning of period                                                       $(1,267,624)        $(1,056,944)
Impact due to new Medicare subsidy                                                                   60,578                   -
Service cost                                                                                        (19,656)            (18,825)
Interest cost                                                                                       (70,225)            (69,803)
Plan participants' contributions                                                                     (1,933)             (1,757)
Amendments                                                                                           27,392              35,458
Actuarial (loss)                                                                                   (119,914)           (209,446)
Benefits paid                                                                                        54,644              53,693
--------------------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of period                                                              (1,336,738)         (1,267,624)
--------------------------------------------------------------------------------------------------------------------------------
Change in plan  assets:
Fair value of plan assets at beginning of period                                                    438,434             361,166
Actual return on plan assets                                                                         38,765              85,625
Employer contribution                                                                                39,510              43,578
Plan participants' contributions                                                                      1,932               1,757
Benefits paid                                                                                       (54,644)            (53,693)
--------------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of period                                                          463,997             438,433
--------------------------------------------------------------------------------------------------------------------------------
Funded status                                                                                      (872,741)           (829,191)
Unrecognized net loss from past experience different from that assumed
 and from changes in assumptions                                                                    576,856             573,277
Unrecognized prior service cost                                                                    (106,523)            (89,034)
--------------------------------------------------------------------------------------------------------------------------------
Accrued postretirement cost reflected on consolidated balance sheet                             $  (402,408)        $  (344,948)
--------------------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------------------
                                                                                         Year Ended December 31,
                                                                                2004              2003              2002
--------------------------------------------------------------------------------------------------------------------------
Assumptions:
Obligation discount                                                             6.00%             6.25%             6.75%
Asset return                                                                    8.50%             8.50%             8.50%
Average annual increase in compensation                                         4.00%             4.00%             4.00%
--------------------------------------------------------------------------------------------------------------------------


The measurement of plan liabilities also assumes a health care cost trend rate of 11.0% grading down to 5.0% over five years, and 5.0% thereafter. A 1% increase in the health care cost trend rate would have the effect of increasing the accumulated postretirement benefit obligation as of December 31, 2004 by $158.0 million and the net periodic health care expense by $12.6 million. A 1% decrease in the health care cost trend rate would have the effect of decreasing the accumulated postretirement benefit obligation as of December 31, 2004 by $138.4 million and the net periodic health care expense by $10.7 million.

The reduction in the APBO for the subsidy related to the benefits attributed to past service is $60.6 million. The effect of the subsidy on the measurement of net periodic postretirement benefit cost for the current period is $10.1 million. That effect includes amortization of the actuarial experience gain in the reduction in the APBO, for the subsidy related to benefits attributed to past service, as a component of the net amortization called for by paragraph 59 of SFAS 106 of $5.8 million. The reduction in the current period service cost due to the subsidy is $0.5 million. The resulting reduction in interest cost on the APBO as a result of the subsidy is $3.8 million.

At December 31, 2004, KeySpan had a contractual receivable from LIPA of $256.9 million representing the postretirement benefits associated with the electric business unit employees recorded in deferred charges other on the Consolidated Balance Sheet. LIPA has been reimbursing us for costs related to the postretirement benefits of the electric business unit employees in accordance with the LIPA Agreements.


The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:


-------------------------------------------------------------------------------
                                                                 Subsidiary
                                       Gross Benefit             Receipts
(In Thousands of Dollars)                 Payments               Expected**
-------------------------------------------------------------------------------

        2005                             $  63,563               $      -
        2006                             $  67,257               $  3,530
        2007                             $  70,605               $  3,843
        2008                             $  73,417               $  4,145
        2009                             $  76,368               $  4,408
        Years 2010- 2014                 $ 418,664               $ 24,631
--------------------------------------------------------------------------------
** Rebates are based on calendar year in which prescription drug costs are incurred. Actual receipt of rebates may occur in the following year.


Pension/Other Post Retirement Benefit Plan Assets: Keyspan's weighted average asset allocations at December 31, 2004 and 2003, by asset category, for both the pension and other postretirement benefit plans are as follows:

--------------------------------------------------------------------------------------------------------
                                                        Pension                            OPEB
Asset Category                                   2004             2003             2004             2003
--------------------------------------------------------------------------------------------------------
Equity securities                                 64%              61%               72%            68%
Debt securities                                   28%              31%               23%            26%
Cash and equivalents                               3%               2%                0%             2%
Venture capital                                    5%               6%                5%             4%
--------------------------------------------------------------------------------------------------------
Total                                            100%             100%              100%           100%
--------------------------------------------------------------------------------------------------------

The long-term rate of return on assets (pre-tax) is assumed to be 8.5% which management believes is an appropriate long-term expected rate of return on assets based on our investment strategy, asset allocation mix and the historical performance of equity and fixed income investments over long periods of time. The actual ten- year compound rate of return for our Plans is greater than 8.5%.

Our master trust investment allocation policy target for the assets of the pension and other postretirement benefit plans is 70% equity and 30% fixed income.

During 2003, KeySpan conducted an asset and liability study projecting asset returns and expected benefit payments over a ten-year period. Based on the results of the study, KeySpan developed a multi-year funding strategy for its plans. We believe that it is reasonable to assume assets can achieve or outperform the assumed long-term rate of return with the target allocation as a result of historical performance of equity investments over long-term periods.

Cash Contributions: In 2005, KeySpan is expected to contribute approximately $82 million to its pension plans and approximately $36 million to its other postretirement benefit plans.

Defined Contribution Plan: KeySpan also offers both its union and management employees a defined contribution plan. Both the KeySpan Energy 401(k) Plan for Management Employees and the KeySpan Energy 401(k) Plan for Union Employees are available to all eligible employees. These Plans are defined contribution plans subject to Title I of the Employee Retirement Income Security Act of 1974 ("ERISA"). All eligible employees contributing to the Plan receive a certain employer matching contribution based on a percentage of the employee contribution, as well as a 10% discount on the KeySpan Common Stock Fund. The matching contributions are in KeySpan's common stock. For the years ended December 31, 2004, 2003 and 2002, we recorded an expense of $14.7 million, $11.2 million, and $11.2 million, respectively.

Note 5. Capital Stock

Common Stock: Currently we have 450,000,000 shares of authorized common stock. In 1998, we initiated a program to repurchase a portion of our outstanding common stock on the open market. At December 31, 2004, we had 11.9 million shares, or approximately $345 million of treasury stock outstanding. We completed this repurchase plan in 1999 and have since utilized treasury stock to satisfy our common stock benefit plans. During 2004, we issued 1.2 million shares out of treasury for the dividend reinvestment feature of our Investor Program, the Employee Stock Discount Purchase Plan, the 401(k) Plan and Stock Option Plans.

Preferred Stock: We have the authority to issue 100,000,000 shares of preferred stock with the following classifications: 16,000,000 shares of preferred stock, par value $25 per share; 1,000,000 shares of preferred stock, par value $100 per share; and 83,000,000 shares of preferred stock, par value $.01 per share.

At December 31, 2004 we had 553,000 shares outstanding of 7.07% Mandatory Redeemable Preferred Stock Series B par value $100 redeemable in 2005; and 197,000 shares outstanding of 7.17% Mandatory Redeemable Preferred Stock Series C par value $100 redeemable in 2008.

In July 2004, KeySpan redeemed 83,268 shares of preferred stock 6.00% Series A par value $100 that were previously issued in a private placement. KeySpan redeemed these shares at a 2% premium and incurred a cash expenditure of $8.5 million.

Note 6. Long-Term Debt

Notes Payable: KEDLI had $125 million of Medium-Term Notes at 6.90% due January 15, 2008, and $400 million of 7.875% Medium-Term Notes due February 1, 2010, outstanding at December 31, 2004, each of which is guaranteed by KeySpan.

KeySpan had $2.66 billion of medium and long term notes outstanding at December 31, 2003 of which $1.65 billion of these notes were associated with the acquisition of Eastern and ENI. These notes were issued in three series as follows: $700 million, 7.25% Notes due 2005; $700 million, 7.625% Notes due 2010 and $250 million, 8.00% Notes due 2030. During 2004, KeySpan redeemed the $700 million, 7.25% Notes due 2005 series. We applied the provisions of SFAS 145 "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" and recorded an expense of $48.9 million reflecting call premiums of $40.9 million and the write-off of $8.0 million of previously deferred financing costs. The call premiums are reflected in other income and (deductions) while the write-off of previously deferred financing costs have been reflected in interest expense on the Consolidated Statement of Income. Therefore, at December 31, 2004 KeySpan has $1.96 billion of notes remaining having interest rates ranging from 4.65% to 9.75% that mature in 2005-2033.

On January 14, 2005, KeySpan redeemed $500 million 6.15% Series due 2006 of outstanding debt. KeySpan incurred $20.9 million in call premiums and wrote-off $1.0 million of previously deferred financing costs.

Gas Facilities Revenue Bonds: KEDNY can issue tax-exempt bonds through the New York State Energy Research and Development Authority. Whenever bonds are issued for new gas facilities projects, proceeds are deposited in trust and subsequently withdrawn to finance qualified expenditures. There are no sinking fund requirements on any of our Gas Facilities Revenue Bonds. During 2004, KEDNY retired $8.0 million of its outstanding Gas Facilities Revenue Bonds. The funds used to retire this debt were drawn from a special deposit defeasance trust previously established by KEDNY. Therefore, at December 31, 2004 $640.5 million of Gas Facilities Revenue Bonds remain outstanding. The interest rate on the variable rate series due December 1, 2020 is reset weekly and ranged from 0.64% to 1.65% during the year ended December 31, 2004, at which time the rate was 1.65%.

Promissory Notes: In connection with the KeySpan/LILCO transaction, KeySpan and certain of its subsidiaries issued promissory notes to LIPA to support certain debt obligations assumed by LIPA. At December 31, 2004, $155.4 million of these promissory notes remained outstanding. Under these promissory notes, KeySpan is required to obtain letters of credit to secure its payment obligations if its long-term debt is not rated at least in the "A" range by at least two nationally recognized statistical rating agencies. At December 31, 2004, KeySpan was in compliance with this requirement.

MEDS Equity Units: At December 31, 2004, KeySpan had $460 million of MEDS Equity Units outstanding at 8.75% consisting of a three-year forward purchase contract for our common stock and a six-year note. The purchase contract commits us, three years from the date of issuance of the MEDS Equity Units, May 2005, to issue and the investors to purchase, a number of shares of our common stock based on a formula tied to the market price of our common stock at that time. The 8.75% coupon is composed of interest payments on the six-year note of 4.9% and premium payments on the three-year equity forward contract of 3.85%. These instruments have been recorded as long-term debt on the Consolidated Balance Sheet. Further, upon issuance of the MEDS Equity Units, we recorded a direct charge to retained earnings of $49.1 million, which represents the present value of the forward contract's premium payments.

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

Industrial   Development  Revenue  Bonds:  At  December  31,  2004  KeySpan  had
outstanding $128.3 million of tax-exempt bonds with a 5.25% coupon maturing in June 2027. Fifty-three million dollars of these Industrial Development Revenue Bonds were issued in its behalf through the Nassau County Industrial Development Authority for the construction of the Glenwood electric-generation peaking plant and the balance of $75 million was issued in its behalf by the Suffolk County Industrial Development Authority for the Port Jefferson electric-generation peaking plant. KeySpan has guaranteed all payment obligations of our subsidiaries with regard to these bonds.

First Mortgage Bonds: Colonial Gas Company ("Colonial"), Essex Gas Company ("Essex"), ENI and their respective subsidiaries, had outstanding $153.2 million of first mortgage bonds at December 31, 2003. These bonds are secured by KEDNE gas utility property. The first mortgage bond indentures include, among other provisions, limitations on: (i) the issuance of long-term debt; (ii) engaging in additional lease obligations; and (iii) the payment of dividends from retained earnings. During 2004, KeySpan redeemed $58.2 million of these bonds, representing all previously outstanding bonds of Essex and ENI. KeySpan incurred call premiums of $13.6 million associated with this redemption, of which $5.0 million was expensed. The remaining amount of the call premiums have been deferred for future regulatory recovery. Further, KeySpan wrote-off $0.2 million of previously deferred financing costs. The call premiums are reflected in other income and (deductions) while the write-off of previously deferred financing costs have been reflected in interest expense on the Consolidated Statement of Income. Therefore, at December 31, 2004, $95.0 million of first mortgage bonds remain outstanding having interest rates ranging from 6.08% to 8.80% and maturities that range from 2008-2028.

Authority Financing Notes: Certain of our electric generation subsidiaries can issue tax-exempt bonds through the New York State Energy Research and Development Authority. At December 31, 2004, $41.1 million of Authority Financing Notes 1999 Series A Pollution Control Revenue Bonds due October 1, 2028 were outstanding. The interest rate on these notes is reset based on an auction procedure. The interest rate during 2004 ranged from 0.75% to 1.50%, through December 31, 2004, at which time the rate was 1.45%.

We also have outstanding $24.9 million variable rate 1997 Series A Electric Facilities Revenue Bonds due December 1, 2027. The interest rate on these bonds is reset weekly and ranged from 0.88% to 2.01% from January 1, 2004 through December 31, 2004, at which time the rate was 2.01%.

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

We have classified the Master Lease as $412.3 million of long-term debt on the Consolidated Balance Sheet based on our current status as primary beneficiary as defined in Financial Accounting Standards Board Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." Further, we have an asset on the Consolidated Balance Sheet for an amount substantially equal to the fair market value of the leased assets at the inception of the lease, less depreciation since that date, or approximately $339.6 million. Under the terms of our two credit facilities, the Master Lease is considered debt in the ratio of debt-to-total capitalization. (See Note 7 "Contractual Obligations, Financial Guarantees and Contingencies" for additional information regarding the leasing arrangement associated with the Master Lease Agreement.)

Registered Securities: In 2004, in accordance with its PUHCA authorization, KeySpan filed a new universal shelf registration statement on Form S-3 with the SEC for the issuance from time to time of up to $3.0 billion in securities. This authorization provides KeySpan with the necessary flexibility to finance future capital requirements for the next several years.

Commercial Paper and Revolving Credit Agreements: In 2004, KeySpan restructured its credit facilities. We entered into a new $640 million five year revolving credit facility to replace the $450 million, 364 day facility which expired in June 2004. We also amended our existing three year $850 million facility due June 2006 to reduce commitments thereunder by $190 million to $660 million. The two credit facilities total $1.3 billion and are each syndicated among sixteen banks. These facilities continue to support KeySpan's commercial paper program for working capital needs.

The fees for these facilities are subject to a ratings-based grid, with an annual fee of 0.08% on the new five-year facility and 0.125% on the existing three-year facility. Both credit agreements allow for KeySpan to borrow using several different types of loans; specifically, Eurodollar loans, ABR loans, or competitively bid loans. Eurodollar loans in the five-year facility are based on the Eurodollar rate plus a margin of 0.40% for loans up to 33% of the facility, and an additional 0.125% for loans over 33% of the facility. In the three-year facility Eurodollar loans are based on the Eurodollar rate plus a margin of 0.625% for loans up to 33% of the facility, and an additional 0.125% for loans over 33% of the facility. ABR loans are based on the highest of the Prime Rate, the base CD rate plus 1%, or the Federal Funds Effective Rate plus 0.5%. Competitive bid loans are based on bid results requested by KeySpan from the lenders. We do not anticipate borrowing against these facilities; however, if the credit rating on our commercial paper program were to be downgraded, it may be necessary to do so.

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

Under the terms of the credit facility, the calculation of KeySpan's debt-to-total capitalization ratio reflects 80% equity treatment for the MEDS Equity Units. At December 31, 2004, consolidated indebtedness, as calculated under the terms of the credit facility, was 53.4% of consolidated capitalization. Violation of this covenant could result in the termination of the credit facility and the required repayment of amounts borrowed thereunder, as well as possible cross defaults under other debt agreements.

At December 31, 2004, we had cash and temporary cash investments of $922.0 million. During 2004, we borrowed $430.3 million of commercial paper and, at December 31, 2004, $912.2 million of commercial paper was outstanding at a weighted average annualized interest rate of 2.4%. We had the ability to borrow up to an additional $387.8 million at December 31, 2004, under the commercial paper program.

As a result of the sale of Houston Exploration and KeySpan Canada, the credit facilities of these previous subsidiaries are no longer reflected on KeySpan's Consolidated Balance Sheet. However, the borrowings and repayments through these credit facilities are reflected on KeySpan's Consolidated Cash Flow Statement for the period that these subsidiaries were consolidated. During the time period that Houston Exploration's results were consolidated with KeySpan's (the five months ended May 31, 2004) Houston Exploration borrowed $49 million under its credit facility and repaid $136 million. KeySpan Canada repaid $17.7 million under its facility during the first three months of 2004 (the time period in which its results were consolidated with KeySpan's).

Capital Leases: Our subsidiaries lease certain facilities and equipment under long-term leases, which expire on various dates through 2022. The weighted average interest rate on these obligations was 6.07%.

Debt Maturity: The following table reflects the maturity schedule for our debt repayment requirements, including capitalized leases and related maturities, at December 31, 2004:

--------------------------------------------------------------------------------------
                                     Long-Term             Capital
 (In Thousands of Dollars)               Debt               Leases            Total
--------------------------------------------------------------------------------------
 Repayments:
     2005                           $    15,000           $ 1,103         $    16,103
     2006                               512,000             1,006             513,006
     2007                                     -             1,063               1,063
     2008                               605,000             1,129             606,129
     2009                               412,250             1,197             413,447
     Thereafter                       2,898,200             6,335           2,904,535
--------------------------------------------------------------------------------------
                                    $ 4,442,450          $ 11,833         $ 4,454,283
--------------------------------------------------------------------------------------

Note 7. Contractual Obligations, Financial Guarantees and Contingencies

Lease Obligations: Lease costs included in operation expense were $67.7 million in 2004 reflecting, primarily, the lease of KeySpan's Brooklyn headquarters of $14.4 million. Further, in May 2004 KeySpan entered into a leveraged lease financing arrangement associated with the Ravenswood Expansion. The yearly operating lease expense is expected to be approximately $17 million per year. For the period May 2004 through December 31, 2004 lease expense associated with this lease was $10.5 million. (See the caption below "Sale/Leaseback Transaction" for further details of this lease.) Lease costs also include leases for other buildings, office equipment, vehicles and power operated equipment. Lease costs for the year ended December 31, 2003 and 2002 were $82.1 million and $71.1 million, respectively. As previously mentioned, the Master Lease has been consolidated and, as a result, lease payments in 2004 have been reflected as interest expense on the Consolidated Statement of Income. The future minimum cash lease payments under various leases, excluding the Master Lease but including the Ravenswood Expansion lease, all of which are operating leases, are $91.5 million per year over the next five years and $552.7 million, in the aggregate, for all years thereafter. (See discussion below for further information regarding the Master Lease and the Ravenswood Expansion sale/leasback transaction.)

Variable Interest Entity: As mentioned, KeySpan has an arrangement with a variable interest entity through which we lease a portion of the Ravenswood facility. We acquired the Ravenswood facility, a 2,200-megawatt electric generating facility located in Queens, New York, in part, through the variable interest entity from Consolidated Edison on June 18, 1999 for approximately $597 million. In order to reduce the initial cash requirements, we entered into the Master Lease with a variable interest, unaffiliated financing entity that acquired a portion of the facility, or three steam generating units, directly from Consolidated Edison and leased it to our subsidiary. The variable interest unaffiliated financing entity acquired the property for $425 million, financed with debt of $412.3 million (97% of capitalization) and equity of $12.7 million (3% of capitalization). KeySpan has no ownership interests in the units or the variable interest entity. KeySpan has guaranteed all payment and performance obligations of our subsidiary under the Master Lease. Monthly lease payments substantially equal the monthly interest expense on such debt securities. Interest expense for the year ended December 31, 2004 was $29.9 million.

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

We have classified the Master Lease as $412.3 million of long-term debt on the Consolidated Balance Sheet based on our current status as primary beneficiary. Further, we have an asset on the Consolidated Balance Sheet for an amount substantially equal to the fair market value of the leased assets at the inception of the lease, less depreciation since that date, or approximately $339.6 million.

If our subsidiary that leases the Ravenswood facility was not able to fulfill its payment obligations with respect to the Master Lease payments, then the maximum amount KeySpan would be exposed to under its current guarantees would be $425 million plus the present value of the remaining lease payments through June 20, 2009.

Sale/leaseback Transaction: KeySpan also has a leveraged lease financing arrangement associated with the Ravenswood Expansion. In May 2004, the unit was acquired by a lessor from our subsidiary, KeySpan Ravenswood, LLC, and simultaneously leased back to that subsidiary. All the obligations of KeySpan Ravenswood, LLC have been unconditionally guaranteed by KeySpan. This lease transaction generated cash proceeds of $385 million, before transaction costs, which approximates the fair market value of the facility, as determined by a third-party appraiser. This lease transaction qualifies as an operating lease under SFAS 98 "Accounting for Leases: Sale/Leaseback Transactions Involving Real Estate; Sales-Type Leases of Real Estate; Definition of the Lease Term; an Initial Direct Costs of Direct Financing Leases, an amendment of FASB Statements No.13, 66, 91 and a rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11." The lease has an initial term of 36 years and the yearly operating lease expense is approximately $17 million per year. Lease payments will fluctuate from year to year, but are substantially paid over the first 16 years. The future minimum cash lease payments under this lease is approximately $142 million over the next five years and $457 million, in the aggregate, for all years thereafter. The sale/leaseback transaction resulted in a pre-tax gain of approximately $6 million which has been deferred and is being amortized over the life of the lease.

Asset Retirement Obligations: In 2003, KeySpan adopted SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 required us to record a liability and corresponding asset representing the present value of legal obligations associated with the retirement of tangible, long-lived assets that existed at the inception of the obligation. At the time of implementation, KeySpan recorded an asset retirement obligation ("ARO") related to its investment in Houston Exploration and its other gas exploration and production subsidiaries. At January 1, 2003 the ARO was $57.2 million. As a result of additions from purchases and drilling during 2003 the ARO increased to $92.4 million at December 31, 2003. Since Houston Exploration's operations have been deconsolidated, Houston Exploration's liability is no longer reflected on KeySpan's Consolidated Balance Sheet at December 31, 2004. The remaining ARO, therefore, is related to our continuing gas exploration and production activities and was approximately $1.9 million at December 31, 2004.

KeySpan's largest asset base is its gas transmission and distribution system. A legal obligation exists due to certain safety requirements at final abandonment. In addition, a legal obligation may be construed to exist with respect to KeySpan's liquefied natural gas ("LNG") storage tanks due to clean up responsibilities upon cessation of use. However, mass assets such as storage, transmission and distribution assets are believed to operate in perpetuity and, therefore, have indeterminate cash flow estimates. Since that exposure is in perpetuity and cannot be measured, no liability has been recorded pursuant to SFAS 143. KeySpan's ARO will be re-evaluated in future periods until sufficient information exists to determine a reasonable estimate of such obligation.

Financial Guarantees: KeySpan has issued financial guarantees in the normal course of business, primarily on behalf of its subsidiaries, to various third party creditors. At December 31, 2004, the following amounts would have to be paid by KeySpan in the event of non-payment by the primary obligor at the time payment is due:

-------------------------------------------------------------------------------------------------------
                                                                       Amount of      Expiration
   (In Thousands of Dollars)                                           Exposure         Dates
-----------------------------------------------------------------------------------------------------
Guarantees for Subsidiaries
   Medium-Term Notes - KEDLI                           (i)           $   525,000     2008 - 2010
   Industrial Development Revenue Bonds                (ii)              128,000         2027
   Ravenswood - Master Lease                           (iii)             425,000         2009
   Ravenswood - Sale/leaseback                         (iv)              385,000         2040
   Surety Bonds                                        (v)               258,000     2005 - 2008
   Commodity Guarantees and Other                      (vi)               74,000         2005
   Letters of Credit                                   (vii)              74,000         2005
-------------------------------------------------------------------------------------------------------
                                                                     $ 1,869,000
-------------------------------------------------------------------------------------------------------


The following is a description of KeySpan's outstanding subsidiary guarantees:

(i) KeySpan has fully and unconditionally guaranteed $525 million to holders of Medium-Term Notes issued by KEDLI. These notes are due to be repaid on January 15, 2008 and February 1, 2010. KEDLI is required to comply with certain financial covenants under the debt agreements. The face values of these notes are included in long-term debt on the Consolidated Balance Sheet.

(ii) KeySpan has fully and unconditionally guaranteed the payment obligations of its subsidiaries with regard to $128 million of Industrial Development Revenue Bonds issued through the Nassau County and Suffolk County Industrial Development Authorities for the construction of two electric-generation peaking plants on long Island. The face values of these notes are included in long-term debt on the Consolidated Balance Sheet.

(iii)KeySpan has guaranteed all payment and performance obligations of KeySpan Ravenswood, LLC, the lessee under the Master Lease. The initial term of the lease expired on June 20, 2004 and was extended until June 20, 2009. The Master Lease is classified as $412.3 million long-term debt on the Consolidated Balance Sheet.

(iv) KeySpan has guaranteed all payment and performance obligations of KeySpan Ravenswood, LLC, the lessee under the sale/leaseback transaction associated with the 250 MW Ravenswood Expansion. The initial term of the lease is for 36 years. As noted previously, this lease qualifies as an operating lease and is not reflected on the Consolidated Balance Sheet.

(v) KeySpan has agreed to indemnify the issuers of various surety and performance bonds associated with certain construction projects currently being performed by certain current and former subsidiaries within the Energy Services segment. In the event that the operating companies in the Energy Services segment fail to perform their obligations under contracts, the injured party may demand that the surety make payments or provide services under the bond. KeySpan would then be obligated to reimburse the surety for any expenses or cash outlays it incurs. KeySpan will continue to provide this guarantee for the mechanical contracting companies throughout the construction period of the currently outstanding projects. It is contemplated that the majority of the current contracts will be completed by the end of 2005. In addition, as discussed in Note 11 "Energy Services-Discontinued Operations", a performance and payment bond issued for the benefit of a former subsidiary with respect to a pending project, which bond had been supported by a $150 million indemnity obligation included in the table above, has been replaced. KeySpan has also received from a former subsidiary an indemnity bond issued by a third party insurance company, the purpose of which is to reimburse KeySpan in an amount up to $80 million in the event it is required to perform under all other indemnity obligations previously incurred by KeySpan to support such company's bonded projects existing prior to divestiture.

(vi) KeySpan has guaranteed commodity-related payments for subsidiaries within the Energy Services segment, as well as KeySpan Ravenswood, LLC. These guarantees are provided to third parties to facilitate physical and financial transactions involved in the purchase of natural gas, oil and other petroleum products for electric production and marketing activities. The guarantees cover actual purchases by these subsidiaries that are still outstanding as of December 31, 2004.

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

     To date, KeySpan has not had a claim made against it for any of the above guarantees or letters of credit and we have no reason to believe that our subsidiaries or former subsidiaries will default on their current obligations. However, we cannot predict when or if any defaults may take place or the impact such defaults may have on our consolidated results of operations, financial condition or cash flows.

Fixed Charges Under Firm Contracts: Our utility subsidiaries and the Ravenswood facility have entered into various contracts for gas delivery, storage and supply services. Certain of these contracts require payment of annual demand charges in the aggregate amount of approximately $485 million. We are liable for these payments regardless of the level of service we require from third parties. Such charges associated with gas distribution operations are currently recovered from utility customers through the gas adjustment clause.

Legal Matters

From time to time we are subject to various legal proceedings arising out of the ordinary course of our business. Except as described below, we do not consider any of such proceedings to be material to our business or likely to result in a material adverse effect on our results of operations, financial condition or cash flows.

KeySpan and certain of its current and former officers and directors are defendants in a consolidated class action lawsuit filed in the United States District Court for the Eastern District of New York. This lawsuit alleges, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), in connection with disclosures relating to or following the acquisition of the Roy Kay companies. In June 2004, the parties reached an agreement in principle to settle the consolidated class action lawsuit for $13.8 million. The proposed settlement provides for KeySpan to make certain payments to plaintiffs, all of which is to be funded by the insurance carrier providing liability coverage for KeySpan's directors and officers. While KeySpan continues to deny any wrongdoing, we believe the proposed settlement is in the best interest of KeySpan and its shareholders. The settlement is subject to court approval, the timing of which cannot be determined.

On February 9, 2005, KeySpan was served with a shareholder derivative action asserting claims on behalf of KeySpan based upon breach of fiduciary duty. The complaint, which was filed in the New York State Supreme Court for the County of Kings, relates to the 2001 Roy Kay related losses and alleges that KeySpan's directors and certain senior officers breached their fiduciary duties when they placed their own personal interests above the interests of KeySpan by using material non-public information (the fraud at Roy Kay) to sell securities at artificially inflated prices.

This new complaint asserts essentially the same allegations as contained in two prior federal shareholder derivative actions which were commenced in October 2001 and June 2002. On March 15, 2004, KeySpan and the individual defendants filed a motion to dismiss those earlier federal complaints. On April 14, 2004, the plaintiffs filed a notice of voluntary withdrawal of their actions. On April

23, 2004, the federal court dismissed both actions without prejudice. KeySpan intends to file a motion to dismiss this new complaint. While KeySpan denies any wrongdoing, the outcome of this proceeding cannot be determined as yet.

In late 2001, KeySpan received inquires from the U.S. Attorney's Office, Southern District of New York and the SEC regarding trading in KeySpan Corporation stock by individual officers of KeySpan prior to the July 17, 2001 announcement that KeySpan was taking a special charge in its Energy Services business and otherwise reducing its 2001 earnings forecast.

In March 2002, the SEC issued a formal order of investigation pursuant to which it indicated that it would review the trading activity of certain company insiders as well as KeySpan's compliance with reporting rules and regulations, generally during the period following the acquisition of the Roy Kay companies through the July 17, 2001 announcement. Since mid 2002, KeySpan has not received any further notifications or inquires concerning any of these matters.

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

In addition, LIPA is in the process of performing a long-term strategic review initiative regarding its future direction. It has engaged a team of advisors and consultants and is conducting public hearings to develop recommendations to be submitted to the LIPA Trustees. Some of the strategic options that LIPA is considering include whether LIPA should continue its operations as they presently exist, fully municipalize or privatize, sell some, but not all of their assets and become a regulator of rates and services. In the near term, LIPA must make a determination by May 2005 as to whether they will exercise its option to purchase our Long Island generating plants pursuant to the terms of the Generation Purchase Rights Agreement. Until LIPA makes a determination on its future direction, we are unable to determine what the outcome of this strategic review will have on our financial condition, results of operations or cash flows. Any action that may be taken will have to take into consideration the long-term nature of our existing contracts.

Environmental Matters

Air: With respect to NOx emissions reduction requirements for our existing power plants, our investments in low NOx boiler combustion modifications and the use of natural gas firing systems at our steam electric generating stations have enabled us to achieve the emission reductions required by May 1, 2003 under Phase I, II and III of the Ozone Transport Commission memorandum in a cost-effective manner. We have achieved and expect to continue to achieve such emission reductions through the use of low NOx combustion control systems, the use of natural gas fuel and/or the purchases of emission allowances when necessary. Capital expenditures were incurred between $10 million and $15 million for combustion control systems and natural gas fuel capability additions over the last several years to enhance compliance options.

Water: Additional capital expenditures associated with the renewal of the surface water discharge permits for our power plants will likely be required by the Department of Environmental Conservation ("DEC"). We are currently conducting studies as directed by the DEC to determine the impacts of our discharges on aquatic resources. It is not possible at this time to predict the extent of such capital investments since they will depend upon the outcome of the ongoing studies and the subsequent determination by the DEC to apply the standards set forth in recently promulgated federal regulations under Section 316 of the Clean Water Act designed to mitigate such impacts.

Land, Manufactured Gas Plants and Related Facilities

New York Sites: Within the State of New York we have identified 43 historical manufactured gas plant ("MGP") sites and related facilities, which were owned or operated by KeySpan subsidiaries or such companies' predecessors. These former sites, some of which are no longer owned by us, have been identified to the NYPSC and the DEC for inclusion on appropriate site inventories. Administrative Orders on Consent ("ACO") or Voluntary Cleanup Agreements ("VCA") have been executed with the DEC to address the investigation and remediation activities associated with certain sites. KeySpan submitted applications to the DEC for each of the remaining sites in August 2004 under the DEC's Brownfield Cleanup Program ("BCP"). As a result of a recent United States Supreme Court decision, KeySpan is currently reevaluating its continued participation in the DEC's BCP and VCA programs. Under the Supreme Court's ruling in Cooper Industries v. Aviall, KeySpan would be prohibited from bringing a contribution action against other responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act unless KeySpan had been sued by the DEC and received a verdict against it or reached a settlement of the action with the DEC.

We have identified 28 of these sites as being associated with the historical operations of KEDNY. One site has been fully remediated. Subject to the issues described in the preceding paragraph, the remaining 27 sites will be investigated and, if necessary, remediated under the terms and conditions of ACOs, VCAs or Brownfield Cleanup Agreements ("BCA"). Expenditures incurred to date by us with respect to KEDNY MGP-related activities total $47.8 million.

The remaining 15 sites have been identified as being associated with the historical operations of KEDLI. Expenditures incurred to date by us with respect to KEDLI MGP-related activities total $42.7 million. One site has been fully investigated and requires no further action. The remaining sites will be investigated and, if necessary, remediated under the conditions of ACOs, VCAs or BCAs.

We presently estimate the remaining cost of our KEDNY and KEDLI MGP-related environmental remediation activities will be $206.6 million, which amount has been accrued by us as a reasonable estimate of probable cost for known sites however, remediation costs for each site may be materially higher than noted, depending upon changing technologies and regulatory standards, selected end use for each site, and actual environmental conditions encountered and as a result, it is possible that remediation costs could be up to $258 million higher. Expenditures incurred to date by us with respect to these MGP-related activities total $90.5 million.

With respect to remediation costs, the KEDNY rate plan provides, among other things, that if the total cost of investigation and remediation varies from that which is specifically estimated for a site under investigation and/or remediation, then KEDNY will retain or absorb up to 10% of the variation. The KEDLI rate plan also provides for the recovery of investigation and remediation costs but with no consideration of the difference between estimated and actual costs. At December 31, 2004, we have reflected a regulatory asset of $228.7 million for our KEDNY/KEDLI MGP sites. In accordance with NYPSC policy, KeySpan records a reduction to regulatory liabilities as costs are incurred for environmental clean-up activities. At December 31, 2004, these previously deferred regulatory liabilities totaled $37 million. In October 2003, KEDNY and KEDLI filed a joint petition with the NYPSC seeking rate treatment for additional environmental costs that may be incurred in the future. That petition is still pending.

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

New England Sites: Within the Commonwealth of Massachusetts and the State of New Hampshire, we are aware of 77 former MGP sites and related facilities within the existing or former service territories of KEDNE.

Boston Gas Company, Colonial Gas Company and Essex Gas Company may have or share responsibility under applicable environmental laws for the remediation of 67 of these sites. A subsidiary of National Grid USA ("National Grid"), formerly New England Electric System, has assumed responsibility for remediating 11 of these sites, subject to a limited contribution from Boston Gas Company, and has provided full indemnification to Boston Gas Company with respect to eight other sites. In addition, Boston Gas Company, Colonial Gas Company, and Essex Gas Company have assumed responsibility for remediating three sites each. At this time, it is uncertain as to whether Boston Gas Company, Colonial Gas Company or Essex Gas Company have or share responsibility for remediating any of the other sites. No notice of responsibility has been issued to us for any of these sites from any governmental environmental authority.

We presently estimate the remaining cost of these Massachusetts KEDNE MGP-related environmental cleanup activities will be $14.9 million, which amount has been accrued by us as a reasonable estimate of probable cost for known sites, however remediation costs for each site may be materially higher than noted, depending upon changing technologies and regulatory standards, selected end use for each site, and actual environmental conditions encountered and as a result, it is possible that remediation costs could be up to $73 million higher. Expenditures incurred since November 8, 2000, the date KeySpan acquired Eastern Enterprises, with respect to these MGP-related activities total $22.5 million.

Boston Gas Company reached settlements with certain insurance carriers for recovery of a portion of previously incurred environmental expenditures. Under a previously issued MADTE rate order, insurance and third-party recoveries, after deducting legal fees, are shared between Boston Gas and its firm gas customers. As a result of these settlements, in 2004 Boston Gas Company recorded a $5 million benefit to operations and maintenance expense.

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

We presently estimate the remaining cost of EnergyNorth MGP-related environmental cleanup activities will be $12.5 million, which amount has been accrued by us as a reasonable estimate of probable cost for known sites however, remediation costs for each site may be materially higher than noted, depending upon changing technologies and regulatory standards, selected end use for each site, and actual environmental conditions encountered and as a result, it is possible that remediation costs could be up to $13 million higher. Expenditures incurred since November 8, 2000, with respect to these MGP-related activities total $10.3 million.

By rate orders, the MADTE and the NHPUC provide for the recovery of site investigation and remediation costs and, accordingly, at December 31, 2004, we have reflected a regulatory asset of $43.8 million for the KEDNE MGP sites. As previously mentioned, Colonial Gas Company and Essex Gas Company are not subject to the provisions of SFAS 71 and therefore have recorded no regulatory asset. However, rate orders currently in effect for these subsidiaries provide for the recovery of investigation and remediation costs.

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

In 2004, KeySpan reached a settlement with insurance carriers regarding cost recovery for expenses at one of the above noted sites and recorded an $11.6 million reduction to operating expenses. We presently estimate the remaining cost of our environmental cleanup activities for the three non-utility sites will be approximately $19.7 million, which amount has been accrued by us as a reasonable estimate of probable costs for known sites however, remediation costs for each site may be materially higher than noted, depending upon changing technologies and regulatory standards, selected end use for each site, and actual environmental conditions encountered and as a result, it is possible that remediation costs could be up to $57 million higher. Expenditures incurred since November 8, 2000, with respect to these sites total $13.1 million.

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

Insurance Reimbursement of MGP Response Costs: We have instituted lawsuits in New York, Massachusetts and New Hampshire against numerous insurance carriers for reimbursement of costs incurred for the investigation and remediation of these MGP sites.

In January 1998 and July 2001, KEDLI and KEDNY, respectively, filed complaints for the recovery of its remediation costs in the New York State Supreme Court against the various insurance companies that issued general comprehensive liability policies to KEDLI and KEDNY. The outcome of these proceedings cannot yet be determined.

In March 1999, Boston Gas Company and a subsidiary of National Grid filed a complaint for the recovery of remediation costs in the Massachusetts Superior Court against various insurance companies that issued comprehensive general liability policies to National Grid and its predecessors with respect to, among other things, the 11 sites for which Boston Gas Company has agreed to make a limited contribution. And in October 2002, Boston Gas Company filed a complaint in the United States District Court - Massachusetts District against one of the insurance companies that issued comprehensive general liability policies to Boston Gas Company for its remaining sites. The outcome of these proceedings cannot yet be determined.

EnergyNorth has filed a number of lawsuits in both the New Hampshire Superior Court and the United States District Court for the District of New Hampshire for recovery of its remediation costs against the various insurance companies that issued comprehensive general liability and excess liability insurance policies to EnergyNorth and its predecessors. The outcome of these proceedings cannot yet be determined.

In 1993 KeySpan New England LLC filed a declaratory judgment action against the Hanover and Travelers insurance companies in the Superior Court for Middlesex County for the Everett Facility ("the Eastern Action"). Eastern sought to have the court compel the Insurers to defend Eastern in connection with the Massachusetts DEP's Notice of Responsibility ("NOR"). In 2004, the Court granted KeySpan's unopposed motion for leave to file a Second Amended Complaint in the Eastern Action to seek a declaratory ruling that the insurers have a duty to indemnify KeySpan for the costs associated with the Everett NOR and certain other related private actions. The Second Amended Complaint also adds certain excess insurance carriers as defendants in the Eastern Action. The outcome of this proceeding cannot yet be determined.

Settlement negotiations have been ongoing while the litigation of these cases have been proceeding. Over the past four years KeySpan has achieved settlements with various insurance carriers in excess of $50 million for reimbursement of MGP response costs incurred in New York, Massachusetts and New Hampshire.

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

Derivative financial instruments are employed by our gas distribution operations to reduce the cash flow variability associated with the purchase price for a portion of future natural gas purchases for our regulated firm gas sales customers. The accounting for these derivative instruments is subject to SFAS
71. See the caption below "Firm Gas Sales Derivative Instruments - Regulated Utilities" for a further discussion of these derivatives. Certain derivative instruments employed by our gas distribution operations are not subject to SFAS
71. Utility tariffs applicable to certain large-volume customers permit gas to be sold at prices established monthly relative to a prevailing alternate fuel price but limited to the cost of gas plus the tail block rate. KEDNY uses over-the-counter ("OTC") natural gas swaps, with offsetting positions in OTC fuel oil swaps of equivalent energy value, to hedge the cash-flow variability of specified portions of gas purchases and sales associated with these customers. The maximum length of time over which we have hedged cash flow variability associated with forecasted purchases and sales of natural gas is through October 2005. We use standard New York Mercantile Exchange ("NYMEX") futures prices to value the gas and heating oil positions. At December 31, 2004, the fair value of gas swap contracts was a liability of $6.2 million; the fair value of the oil swap contracts was an asset of $7.5 million. These derivative positions are expected to be reclassified from other comprehensive income into earnings over the next twelve months.

Seneca-Upshur utilizes OTC natural gas swaps to hedge the cash flow variability associated with forecasted sales of a portion of its natural gas production. At December 31, 2004, Seneca-Upshur has hedge positions in place for approximately 85% of its estimated 2005 through 2007 gas production, net of gathering costs. We use market quoted forward prices to value these swap positions. The maximum length of time over which Seneca-Upshur has hedged such cash flow variability is through December 2007. The fair value of these derivative instruments at December 31, 2004 was a liability of $0.7 million. The estimated amount of gains associated with such derivative instruments that are reported in other comprehensive income and that are expected to be reclassified into earnings over the next twelve months is $0.2 million, or approximately $0.1 million after-tax.

The Ravenswood Projects use derivative financial instruments to hedge the cash flow variability associated with the purchase of natural gas and oil that will be consumed during the generation of electricity. The Ravenswood Projects also hedge the cash flow variability associated with a portion of electric energy sales.

With respect to price exposure associated with fuel purchases for the Ravenswood Projects, KeySpan employs natural gas futures contracts to hedge the cash flow variability for a portion of forecasted purchases of natural gas. KeySpan also employs the use of financially-settled oil swap contracts to hedge the cash flow variability for a portion of forecasted purchases of fuel oil that will be consumed by the Ravenswood Projects. We use standard NYMEX futures prices to value the gas futures contracts and market quoted forward prices to value oil swap contracts. The maximum length of time over which we have hedged cash flow variability associated with forecasted purchases of natural gas is through September 2005. The fair value of these derivative instruments at December 31, 2004 was negligible. The maximum length of time over which we have hedged cash flow variability associated with forecasted purchases of fuel oil is through April 2006. The fair value of these derivative instruments at December 31, 2004 was $0.3 million. A substantial portion of these derivative instruments, which are reported in other comprehensive income, are expected to be reclassified into earnings over the next twelve months.

We have also engaged in the use of cash-settled swap instruments to hedge the cash flow variability associated with a portion of forecasted electric energy sales from the Ravenswood Projects. Our hedging strategy is to hedge at least 50% of forecasted on-peak summer season electric energy sales and a portion of forecasted electric energy sales for the remainder of the year. The maximum length of time over which we have hedged cash flow variability is through December 2005. We use market quoted forward prices to value these outstanding derivatives. The fair market value of these derivative instruments at December 31, 2004 was $0.4 million all of which is expected to be reclassified into earnings over the next twelve months. The after-tax benefit is anticipated to be $0.2 million.

The above noted derivative financial instruments are cash flow hedges that qualify for hedge accounting under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," collectively SFAS 133, and are not considered held for trading purposes as defined by current accounting literature. Accordingly, we carry the fair value of our derivative instruments on the Consolidated Balance Sheet as either a current or deferred asset or liability, as appropriate, and defer the effective portion of unrealized gains or losses in accumulated other comprehensive income. Gains and losses are reclassified from accumulated other comprehensive income to the Consolidated Statement of Income in the period the hedged transaction affects earnings. Gains and losses are reflected as a component of either revenue or fuel and purchased power depending on the hedged transaction. Hedge ineffectiveness, which was negligible in 2004, results from changes during the period in the price differentials between the index price of the derivative contract and the price of the purchase or sale for the cash flow that is being hedged, and is recorded directly to earnings.

The table below summarizes the fair value of outstanding financially-settled commodity derivative instruments that qualify for hedge accounting at December 31, 2004 and the related line item on the Consolidated Balance Sheet. Fair value is the amount at which derivative instruments could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale. It should be noted that in the table below, December 31, 2003 balances include outstanding derivatives of Houston Exploration; no such derivative instruments are included in the December 2004 balances since Houston Exploration was sold during the year.

----------------------------------------------------------------------------------------------------
(In Thousands of Dollars)                                  December 31, 2004      December 31, 2003
----------------------------------------------------------------------------------------------------
Gas Contracts:
  Other current assets                                               $   215              $   3,458
  Accounts payable and other liabilities                              (6,149)               (35,592)
  Other deferred liabilities                                            (879)                (4,734)

Oil Contracts:
  Other current assets                                                 7,719                      -
  Other deferred charges                                                   -                    385

Electric Contracts:
  Other current assets                                                   353                      -
  Other deferred charges                                                   -                    259
----------------------------------------------------------------------------------------------------
                                                                     $ 1,259              $ (36,224)
----------------------------------------------------------------------------------------------------


Financially-Settled Commodity Derivative Instruments that Do Not Qualify for Hedge Accounting: KeySpan subsidiaries also have employed a limited number of financial derivatives that do not qualify for hedge accounting treatment under SFAS 133. In 2004, we purchased a series of call options on the spread between the price of heating oil and the price of natural gas. The options cover the period February 2005 through October 2005 and further complement our hedging strategy noted above regarding sales to certain large-volume customers. As stated, we sell gas to certain large-volume customers at prices established monthly relative to a prevailing alternate fuel price but limited to the cost of gas plus the tail block rate. Utility tariffs, however, establish an upper limit on the price KeySpan can charge for the sale of natural gas to these customers. These options are intended to limit KeySpan's exposure to heating oil price spikes. These options do not qualify for hedge accounting treatment under SFAS
133. We recorded a $2.5 million charge in other income and deductions on the Consolidated Statement of Income to reflect the change in the market value associated with this derivative instrument.

Firm Gas Sales Derivative Instruments - Regulated Utilities: We use derivative financial instruments to reduce the cash flow variability associated with the purchase price for a portion of future natural gas purchases associated with our Gas Distribution operations. Our strategy is to minimize fluctuations in firm gas sales prices to our regulated firm gas sales customers in our New York and New England service territories. The accounting for these derivative instruments is subject to SFAS 71. Therefore, changes in the fair value of these derivatives have been recorded as a regulatory asset or regulatory liability on the Consolidated Balance Sheet. Gains or losses on the settlement of these contracts are initially deferred and then refunded to or collected from our firm gas sales customers consistent with regulatory requirements. At December 31, 2004, these derivatives had a negative fair value of $10.4 million and are reflected as a regulatory asset on the Consolidated Balance Sheet.

Physically-Settled Commodity Derivative Instruments: SFAS 133 establishes criteria that must be satisfied in order for option contracts, forward contracts with optionality features, or contracts that combine a forward contract and a purchase option contract to be exempted as normal purchases and sales. Based upon a continuing review of our physical gas contracts, we determined that certain contracts for the physical purchase of natural gas associated with our regulated gas utilities are not exempt as normal purchases from the requirements of SFAS 133. Since these contracts are for the purchase of natural gas sold to regulated firm gas sales customers, the accounting for these contracts is subject to SFAS 71. Therefore, changes in the market value of these contracts have been recorded as a regulatory asset or regulatory liability on the Consolidated Balance Sheet. At December 31, 2004, these derivatives had a negative fair market value of $16.5 million and are reflected as a regulatory liability of $7.4 million and a regulatory asset of $23.9 on the Consolidated Balance Sheet.

Interest Rate Derivative Instruments: In 2003, we entered into interest rate swap agreements in which we swapped $250 million of 7.25% fixed rate debt to floating rate debt. Under the terms of the agreements, we received the fixed coupon rate associated with these bonds and paid our swap counterparties a variable interest rate based on LIBOR, that was reset on a semi-annual basis. These swaps were designated as fair-value hedges and qualified for "short-cut" hedge accounting treatment under SFAS 133. In the first quarter of 2004, we paid our counterparty an average interest rate of 6.44%, and as a result, we realized interest savings of $0.5 million.

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

KeySpan has a leveraged lease financing arrangement associated with the Ravenswood Expansion. In May 2004, the facility was acquired by a lessor from our subsidiary, KeySpan Ravenswood, LLC, and simultaneously leased back to that subsidiary. In connection with this sale/leaseback transaction, KeySpan utilized a $275 million treasury lock (at 4.2%) to hedge the 10-year US Treasury component of the underlying notes issued by the lessor to purchase the facility. The treasury lock was in effect for a five-week period during which time the 10-year US Treasury increased 70 basis points. KeySpan did not designate this derivative instrument as a hedge for accounting purposes. The treasury lock settled in May 2004 and KeySpan received cash proceeds of $12.6 million which was recorded in other income and (deductions) in the Consolidated Statement of Income. (See Note 7. "Contractual Obligations, Financial Guarantees and Contingencies" for additional information regarding the sale/leaseback transaction.)

Weather Derivatives:.

The utility tariffs associated with KEDNE's operations do not contain weather normalization adjustments. As a result, fluctuations from normal weather may have a significant positive or negative effect on the results of these operations.

In 2003, KEDNE entered into heating-degree day call and put options for the 2003/2004 winter heating season - November 2003 through March 2004. With respect to sold call options, KeySpan was required to make a payment of $27,500 per heating degree day to its counterparties when actual weather experienced during this time frame was above 4,440 heating degree days, which equates to approximately 2% colder than normal weather, based on the then most recent 20-year average for normal weather. The maximum amount KeySpan was required to pay on its sold call options was $5.5 million. With respect to purchased put options, KeySpan would have received a $27,500 per heating degree day payment from its counterparties when actual weather was below 4,266 heating degree days, or approximately 2% warmer than normal. The maximum amount KeySpan would have received on its purchased put options was $11 million. The net premium cost for these options was $0.4 million. During the first quarter of 2004, weather, as measured in heating degree-days, was 9.4% colder than normal and, as a result $4.1 million was recorded as a reduction to revenues.

In 2004, we entered into heating-degree day put options to mitigate the effect of fluctuations from normal weather on KEDNE's financial position and cash flows for the 2004/2005 winter heating season - November 2004 through March 2005. These put options will pay KeySpan up to $40,000 per heating degree day when the actual temperature is below 4,130 heating degree days, or approximately 5% warmer than normal, based on the most recent 20-year average for normal weather. The maximum amount KeySpan may receive on these purchased put options is $16 million. The net premium cost for these options was $1.6 million and is being amortized over the heating season. Unlike previous years if weather is colder than normal KeySpan will have no financial obligation. Since weather was colder than normal during the fourth quarter, there was no earnings impact associated with these derivative instruments. We account for these derivatives pursuant to the requirements of EITF 99-2, "Accounting for Weather Derivatives." In this regard, such instruments are accounted for using the "intrinsic value method" as set forth in such guidance.

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

Long-term Debt: The following tables depict the fair values and carrying values of KeySpan's long-term debt at December 31, 2004 and 2003.

Fair Values of Long-Term Debt
------------------------------------------------------------------------------
                                                        December 31,
(In Thousands of Dollars)                         2004                 2003
------------------------------------------------------------------------------
First Mortgage Bonds                        $   115,820           $   178,438
Notes                                         2,571,847             3,893,158
Gas Facilities Revenue Bonds                    666,941               683,354
Authority Financing Notes                        66,005                66,005
Promissory Notes                                159,791               158,837
MEDS Equity Units                               479,964               495,880
Master Lease                                    460,896               474,912
Tax Exempt Bonds                                134,949               129,558
------------------------------------------------------------------------------
                                            $ 4,656,213           $ 6,080,142
------------------------------------------------------------------------------


Carrying Values of Long-Term Debt
-----------------------------------------------------------------------------
                                                        December 31,
(In Thousands of Dollars)                        2004                 2003
-----------------------------------------------------------------------------
First Mortgage Bonds                       $    95,000           $   153,186
Notes                                        2,485,000             3,456,425
Gas Facilities Revenue Bonds                   640,500               648,500
Authority Financing Notes                       66,005                66,005
Promissory Notes                               155,420               155,422
MEDS Equity Units                              460,000               460,000
Master Lease                                   412,250               412,250
Tax Exempt Bonds                               128,275               128,275
-----------------------------------------------------------------------------
                                           $ 4,442,450           $ 5,480,063
-----------------------------------------------------------------------------

Our subsidiary debt was carried at an amount approximating fair value because interest rates are based on current market rates. All other financial instruments included in the Consolidated Balance Sheet such as cash, commercial paper, accounts receivable and accounts payable, are also stated at amounts that approximate fair value.

Note 9.  Discontinued Midland Operations

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

In 2001 we recorded a discontinued operations loss on disposal. As a result of a change in the tax structuring strategy related to the sale of Midland, in the second quarter of 2002 we recorded an additional provision for city and state taxes and made adjustments to the estimates used in the 2001 loss provision. These changes resulted in an additional after tax loss on disposal of $19.7 million.

The following is selected financial information for Midland for the period January 1, 2002 through July 2, 2002:


---------------------------------------------------------------------------
(In Thousands of Dollars)                                           2002
---------------------------------------------------------------------------
Revenues                                                         $ 116,149
Pre-tax income (loss)                                               (4,624)
Income tax (expense) benefit                                         1,268
---------------------------------------------------------------------------
Income (loss) from discontinued operations                          (3,356)
---------------------------------------------------------------------------
Estimated book gain on disposal                                      5,980
Tax expense associated with disposal                               (22,286)
---------------------------------------------------------------------------
Estimated loss on disposal                                         (16,306)
---------------------------------------------------------------------------
Loss from discontinued operations                                $ (19,662)
---------------------------------------------------------------------------


10. Gas Exploration and Production Property - Depletion

As described in Note 2 "Business Segments," during much of 2004 KeySpan's investments in gas exploration and production activities consisted of its ownership interest in Houston Exploration, as well as KeySpan's wholly-owned subsidiary KeySpan Exploration and Production, which is still engaged in a joint drilling program with Houston Exploration. Further, KeySpan's investments in these activities also includes its wholly-owned subsidiary Seneca-Upshur. These assets were accounted for under the full cost method of accounting. After the sale of Houston Exploration, Seneca-Upshur and KeySpan Exploration have remained on full cost accounting. Under the full cost method, costs of acquisition, exploration and development of natural gas and oil reserves plus asset retirement obligations are capitalized into a "full cost pool" as incurred. Unproved properties and related costs are excluded from the depletion and amortization base until a determination as to the existence of proved reserves. Properties are depleted and charged to operations using the unit of production method.

To the extent that such capitalized costs (net of accumulated depletion) less deferred taxes exceed the present value (using a 10% discount rate) of estimated future net cash flows from proved natural gas and oil reserves and the lower of cost or fair value of unproved properties, less deferred taxes, such excess costs are charged to operations, but would not have an impact on cash flows. Once incurred, such impairment of gas properties is not reversible at a later date even if prices increase. The ceiling test is calculated using natural gas and oil prices in effect as of the balance sheet date, adjusted for outstanding derivative instruments, held flat over the life of the reserves.

As a result of the June 2004 stock transaction discussed in Note 2 "Business Segments", KeySpan accounted for its investment in Houston Exploration on the equity method from June 2004 through November 19, 2004, i.e. Houston Exploration's operations were not consolidated with KeySpan's other subsidiaries. Therefore, we were required to calculate a ceiling test on KeySpan Exploration and Production's and Seneca-Uphsur's assets independently of Houston Exploration's assets in the second quarter of 2004. Based on a report furnished by an independent reservoir engineer at that time, it was determined that the remaining proved undeveloped oil reserves held in the joint venture required a substantial investment in order to develop. Therefore, KeySpan and Houston
Exploration elected not to develop these oil reserves. As a result, in the second quarter of 2004, KeySpan recorded a $48.2 million non-cash impairment charge to write down its wholly-owned gas exploration and production subsidiaries' assets. This charge was recorded in depreciation, depletion and amortization on the Consolidated Statement of Income.

11.   Energy Services - Discontinued Operations

The Energy Services segment has experienced significantly lower operating profits and cash flows than originally projected. As previously reported, management has reviewed the operating performance of this segment. At a meeting held on November 2, 2004, KeySpan's Board of Directors authorized management to begin the process of disposing of a significant portion of its ownership interests in certain companies within the Energy Services segment - specifically those companies engaged in mechanical contracting activities. In January and February of 2005, KeySpan sold its mechanical contracting investments. The operating results and financial position of these companies, which were previously consolidated within the Energy Services segment, have been reflected as discontinued operations on the Consolidated Statement of Income, Consolidated Balance Sheet and Consolidated Statement of Cash Flows.

In regard to the January 2005 transactions, KeySpan received proceeds of approximately $16 million, approximately $5 million of which is to be paid within a three year period. In addition, KeySpan retained its previously incurred indemnity support obligations related to certain surety, performance and payment bonds issued for the benefit of KeySpan's former subsidiaries prior to closing. The current estimated cost to complete projects supported by such indemnity obligations is approximately $25 million. The buyers have agreed to cooperate with KeySpan to seek a release of KeySpan's indemnity obligation with respect to all or a portion of such outstanding bonds after closing. Any costs incurred to obtain such release will be borne by KeySpan.

In connection with the February 2005 transaction, KeySpan paid or contributed approximately $26 million to its former subsidiary prior to closing the sale transaction in exchange for, among other things, the disposition of outstanding shares in the former subsidiary and the settlement of intercompany advances and replacement of a performance and payment bond issued for the benefit of its former subsidiary with respect to a pending project, which bond had been supported by a $150 million indemnity obligation of KeySpan. In addition, KeySpan received from its former subsidiary an indemnity bond issued by a third party insurance company, the purpose of which is to reimburse KeySpan in an amount up to $80 million in the event it is required to perform under all other indemnity obligations previously incurred by KeySpan to support the remaining bonded projects of its former subsidiary as of the closing. As of February 11, 2005, the total cost to complete such remaining bonded projects is estimated to be approximately $70 million. The aforementioned guarantees are reflected in
Note 7 "Contractual Obligations, Financial Guarantees and Contingencies".

In anticipation of these sales and in connection with the preparation of the third quarter and fourth quarter financial statements, KeySpan conducted an evaluation of the carrying value of these investments, including recorded goodwill. Further, we evaluated the carrying value of goodwill for the entire Energy Services segment. As noted in prior SEC filings, KeySpan records goodwill on purchased transactions, representing the excess of acquisition cost over the fair value of net assets acquired.

As a result of these evaluations, KeySpan recorded a non-cash goodwill impairment charge of $108.3 million ($80.3 million after tax, or $0.50 per share) in 2004. This charge was recorded as follows: (i) $14.4 million as an operating expense on the Consolidated Statement of Income reflecting the write-down of goodwill on Energy Services segment's continuing operations; and
(ii) $93.9 million ($67.8 million after-tax) as discontinued operations reflecting the impairment on the mechanical contracting companies.

In addition, an impairment charge of $100.3 million ($72.1 million after-tax or $.45 per share) was also recorded to reduce the carrying value of the remaining assets of the mechanical contracting companies. This charge is reflected in discontinued operations on the Consolidated Statement of Income.

KeySpan employed a combination of two methodologies in determining the estimated fair value for its investment in the Energy Services segment, a market valuation approach and an income valuation approach. Under the market valuation approach, KeySpan utilized a range of near-term potential realizable values for the mechanical contracting businesses. Under the income valuation approach, the fair value was obtained by discounting the sum of (i) the expected future cash flows and (ii) the terminal value. KeySpan utilized certain significant assumptions in this valuation, specifically the weighted-average cost of capital, short and long-term growth rates and expected future cash flows. Approximately $65 million of goodwill remains in this segment.

The information below highlights the major classes of assets and liabilities of the discontinued mechanical contracting companies, as well as major income and expense captions.

--------------------------------------------------------------------------------------------------
                                                    December 31,              December 31,
(In Thousands of Dollars)                               2004                      2003
                                             -----------------------------------------------------
Property                                          $     8,743                $    8,588
Current assets                                    $    42,923                $  181,823
Goodwill                                          $         -                $   92,702

Current liabilities                               $    64,245                $   81,956
--------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
                                                                        For the Year Ended December 31,
(In Thousands of Dollars)                                       2004                 2003                     2002
---------------------------------------------------------------------------------------------------------------------
Revenues                                                       338,666              379,637                  505,492
Less:
    Operating expenses                                         364,879              385,496                  472,629
    Goodwill impairment                                        108,289                    -                        -
---------------------------------------------------------------------------------------------------------------------
                                                              (134,502)              (5,859)                  32,863
Income taxes (benefit)                                         (55,542)              (3,971)                  13,815
---------------------------------------------------------------------------------------------------------------------
Operating loss                                                 (78,960)              (1,888)                  19,048
Loss on disposal, net tax of $28,174                           (72,088)                   -                        -
---------------------------------------------------------------------------------------------------------------------
Net Income                                                    (151,048)              (1,888)                  19,048
---------------------------------------------------------------------------------------------------------------------



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

------------------------------------------------------------------------------------------------------------------------------------
                  Statement of Income
------------------------------------------------------------------------------------------------------------------------------------
                                                                           Year Ended December 31, 2004
(In Thousands of Dollars)                      Guarantor          KEDLI          Other Subsidiaries     Eliminations    Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                     $     619        $ 1,124,417            $ 5,526,049       $     (619)      $ 6,650,466
                                        --------------------------------------------------------------------------------------------
Operating Expenses
  Purchased gas                                      -            664,857              1,999,635                -         2,664,492
  Fuel and purchased power                           -                  -                540,302                -           540,302
  Operations and maintenance                     5,287            137,847              1,423,888                -         1,567,022
  Intercompany expense                                              5,391                 (5,391)                                 -
  Depreciation and amortization                                    79,856                471,904                -           551,760
  Operating taxes                                    -             65,722                338,490                -           404,212
  Goodwill Impairment                                -                  -                 40,965                -            40,965
                                        --------------------------------------------------------------------------------------------
Total Operating Expenses                         5,287            953,673              4,809,793                -         5,768,753
                                        --------------------------------------------------------------------------------------------

Gain on sale of property                             -                  -                  7,021                -             7,021
Income from equity investments                       -                  -                 46,536                -            46,536
                                        --------------------------------------------------------------------------------------------
Operating Income (Loss)                         (4,668)           170,744                769,813             (619)          935,270
                                        --------------------------------------------------------------------------------------------

Interest charges                              (204,508)           (61,503)              (267,605)         202,365          (331,251)
Other income and (deductions)                  635,450                836                423,895         (723,946)          336,235
                                        --------------------------------------------------------------------------------------------
Total Other Income and (Deductions)            430,942            (60,667)               156,290         (521,581)            4,984
                                        --------------------------------------------------------------------------------------------

Income Taxes (Benefit)                         (45,459)            35,827                335,173                -           325,541
                                        --------------------------------------------------------------------------------------------
Earnings from Continuing Operations            471,733             74,250                590,930         (522,200)          614,713

Discontinued Operations                              -                                  (151,048)                          (151,048)
                                        --------------------------------------------------------------------------------------------
Net Income                                   $ 471,733        $    74,250            $   439,882       $ (522,200)      $   463,665
                                        ============================================================================================
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                    Statement of Income
------------------------------------------------------------------------------------------------------------------------------------
                                                                        Year Ended December 31, 2003
(In Thousands of Dollars)                     Guarantor          KEDLI         Other Subsidiaries     Eliminations      Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                     $     507       $ 1,046,931            $ 5,488,593        $     (507)      $ 6,535,524
                                         -------------------------------------------------------------------------------------------
Operating Expenses
  Purchased gas                                      -           574,009              1,921,093                 -         2,495,102
  Fuel and purchased power                           -                 -                414,633                 -           414,633
  Operations and maintenance                    11,340           137,223              1,474,029                 -         1,622,592
  Intercompany expense                           5,282             3,570                 (3,570)           (5,282)                -
  Depreciation and amortization                    (53)           77,603                494,119                 -           571,669
  Operating taxes                                    -            77,503                340,733                 -           418,236
                                         -------------------------------------------------------------------------------------------
Total Operating Expenses                        16,569           869,908              4,641,037            (5,282)        5,522,232
                                         -------------------------------------------------------------------------------------------

Gain on sale of property                             -            13,974                  1,149                 -            15,123
Income from equity investments                     108                 -                 19,106                 -            19,214
                                         -------------------------------------------------------------------------------------------
Operating Income (Loss)                        (15,954)          190,997                867,811             4,775         1,047,629
                                         -------------------------------------------------------------------------------------------

Interest charges                              (209,505)          (62,992)              (299,399)          264,202          (307,694)
Other income and (deductions)                  621,151            (8,636)                54,315          (699,415)          (32,585)
                                         -------------------------------------------------------------------------------------------
Total Other Income and (Deductions)            411,646           (71,628)              (245,084)         (435,213)         (340,279)
                                         -------------------------------------------------------------------------------------------

Income Taxes (Benefit)                         (28,663)           40,796                269,148                 -           281,281
                                         -------------------------------------------------------------------------------------------
Earnings from Continuing Operations          $ 424,355        $   78,573            $   353,579        $ (430,438)      $   426,069

Discontinued Operations                              -                 -                 (1,888)                             (1,888)
Cumulative  Change in Accounting
Principle                                            -                 -                (37,451)                -           (37,451)
                                         -------------------------------------------------------------------------------------------
Net Income                                   $ 424,355        $   78,573            $   314,240        $ (430,438)      $   386,730
                                         ===========================================================================================

------------------------------------------------------------------------------------------------------------------------------
                  Statement of Income
------------------------------------------------------------------------------------------------------------------------------
                                                                   Year Ended December 31, 2002
(In Thousands of Dollars)                 Guarantor         KEDLI        Other Subsidiaries     Eliminations      Consolidated
------------------------------------------------------------------------------------------------------------------------------
Revenues                                 $     463       $ 810,601            $ 4,654,573         $    (463)      $ 5,465,174
                                       ---------------------------------------------------------------------------------------
Operating Expenses
  Purchased gas                                  -         379,742              1,273,531                 -         1,653,273
  Fuel and purchased power                       -               -                395,860                 -           395,860
  Operations and maintenance                13,325          45,357              1,572,615                 -         1,631,297
  Intercompany expense                       2,772          79,826                (79,826)           (2,772)                -
  Depreciation and amortization                (44)         65,911                447,841                 -           513,708
  Operating taxes                           (2,149)         80,056                302,620                 -           380,527
                                       ---------------------------------------------------------------------------------------
Total Operating Expenses                    13,904         650,892              3,912,641            (2,772)        4,574,665
                                       ---------------------------------------------------------------------------------------

Gain on sale of property                         -             317                  4,413                 -             4,730
Income from equity investments                 104               -                 13,992                 -            14,096
                                       ---------------------------------------------------------------------------------------
Operating Income (Loss)                    (13,337)        160,026                760,337             2,309           909,335
                                       ---------------------------------------------------------------------------------------

Interest charges                          (200,920)        (62,520)              (295,209)          257,145          (301,504)
Other income and (deductions)              565,262           7,835                 60,106          (633,068)              135
                                       ---------------------------------------------------------------------------------------
Total Other Income and (Deductions)        364,342         (54,685)              (235,103)         (375,923)         (301,369)
                                       ---------------------------------------------------------------------------------------

Income Taxes (Benefit)                     (26,683)         36,746                219,601                 -           229,664
                                       ---------------------------------------------------------------------------------------
Earnings from Continuing Operations      $ 377,688       $  68,595            $   305,633         $(373,614)      $   378,302

Discontinued Operations                          -               -                   (614)                -              (614)
                                       ---------------------------------------------------------------------------------------
Net Income                               $ 377,688       $  68,595            $   305,019         $(373,614)      $   377,688
                                       =======================================================================================

-----------------------------------------------------------------------------------------------------------------------------------
Balance Sheet
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                December 31, 2004
(In Thousands of Dollars)                          Guarantor       KEDLI       Other Subsidiaries    Eliminations      Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash and temporary cash investments           $   580,712   $      (894)     $    342,155        $          -      $    921,973
   Accounts receivable, net                              757       223,616         1,087,679                   -         1,312,052
   Other current assets                                4,496       146,453           650,725                   -           801,674
   Assets of discontinued operations                       -             -            42,923                                42,923
                                          -----------------------------------------------------------------------------------------
                                                     585,965       369,175         2,123,482                   -         3,078,622
                                          -----------------------------------------------------------------------------------------

Investments and others                             4,567,314         2,039           169,063          (4,465,523)          272,893
                                          -----------------------------------------------------------------------------------------
Property
   Gas                                                     -     1,998,525         4,872,696                   -         6,871,221
   Other                                                  13             -         2,987,720                   -         2,987,733
   Accumulated depreciation and depletion                  -      (334,468)       (2,465,305)                  -        (2,799,773)
   Property of discontinued operations                     -             -             8,743                                 8,743
                                          -----------------------------------------------------------------------------------------
                                                          13     1,664,057         5,403,854                   -         7,067,924
                                          -----------------------------------------------------------------------------------------

Intercompany Accounts Receivable                   2,485,740             -         1,292,198          (3,777,938)                -

Deferred Charges                                     381,300       221,393         2,341,998                   -         2,944,691

                                          -----------------------------------------------------------------------------------------
Total Assets                                     $ 8,020,332   $ 2,256,664      $ 11,330,595        $ (8,243,461)     $ 13,364,130
                                          =========================================================================================

LIABILITIES AND CAPITALIZATION
Current Liabilities
   Accounts payable                              $    48,393   $   111,551      $    746,706        $          -      $    906,650
   Commercial paper                                  912,246             -                 -                   -           912,246
   Other current liabilities                         294,642       167,201           (62,668)                  -           399,175
   Liabilities of discontinued operations                  -             -            64,245                                64,245
                                          -----------------------------------------------------------------------------------------
                                                   1,255,281       278,752           748,283                   -         2,282,316
                                          -----------------------------------------------------------------------------------------
Intercompany Accounts Payable                              -       101,345         2,147,777          (2,249,122)                -
                                          -----------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
Deferred income tax                                  (83,214)      298,062           909,281                   -         1,124,129
Other deferred credits and liabilities               534,521       112,004           964,387                   -         1,610,912
                                          -----------------------------------------------------------------------------------------
                                                     451,307       410,066         1,873,668                   -         2,735,041
                                          -----------------------------------------------------------------------------------------
Capitalization
Common shareholders' equity                        3,940,497       815,597         3,604,139          (4,465,523)        3,894,710
Preferred stock                                       19,700             -                 -                   -            19,700
Long-term debt                                     2,353,547       650,904         2,943,094          (1,528,816)        4,418,729
                                          -----------------------------------------------------------------------------------------
Total Capitalization                               6,313,744     1,466,501         6,547,233          (5,994,339)        8,333,139
                                          -----------------------------------------------------------------------------------------
Minority Interest in Consolidated Companies                -             -            13,634                   -            13,634
                                          -----------------------------------------------------------------------------------------
Total Liabilities & Capitalization               $ 8,020,332   $ 2,256,664      $ 11,330,595        $ (8,243,461)     $ 13,364,130
                                          =========================================================================================
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Balance Sheet
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   December 31, 2003
(In Thousands of Dollars)                             Guarantor          KEDLI   Other Subsidiaries     Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash and temporary cash investments             $    97,567      $     1,554    $    104,237       $          -    $    203,358
   Accounts receivable, net                              3,298          209,151       1,068,066                  -       1,280,515
   Other current assets                                  3,250          136,018         649,988                  -         789,256
   Assets of discontinued operations                         -                -         114,196                            114,196
                                             --------------------------------------------------------------------------------------
                                                       104,115          346,723       1,936,487                  -       2,387,325
                                             --------------------------------------------------------------------------------------

Investments and others                               4,475,949            1,123         153,520         (4,382,027)        248,565
                                             --------------------------------------------------------------------------------------
Property
   Gas                                                       -        1,899,375       4,622,876                  -       6,522,251
   Other                                                     -                -       6,132,592                  -       6,132,592
   Accumulated depreciation and depletion                    -         (355,376)     (3,413,752)                 -      (3,769,128)
   Property of discontinued operations                       -                -           8,588                              8,588
                                             --------------------------------------------------------------------------------------
                                                             -        1,543,999       7,350,304                  -       8,894,303
                                             --------------------------------------------------------------------------------------

Intercompany Accounts Receivable                     3,105,571                -       1,274,283         (4,379,854)              -

Deferred Charges                                       374,076          237,870       2,498,043                  -       3,109,989

                                             --------------------------------------------------------------------------------------
Total Assets                                       $ 8,059,711      $ 2,129,715    $ 13,212,637       $ (8,761,881)   $ 14,640,182
                                             ======================================================================================

LIABILITIES AND CAPITALIZATION
Current Liabilities
   Accounts payable                                $   125,892      $   165,613    $    773,989       $          -    $  1,065,494
   Commercial paper                                    481,900                -               -                  -         481,900
   Other current liabilities                           129,168           21,149          72,365                  -         222,682
   Liabilities of discontinued operations                    -                -          82,204                             82,204
                                             --------------------------------------------------------------------------------------
                                                       736,960          186,762         928,558                  -       1,852,280
                                             --------------------------------------------------------------------------------------
Intercompany Accounts Payable                                -          116,197       2,679,091         (2,795,288)              -
                                             --------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
Deferred income tax                                    (48,059)         256,882       1,066,735                  -       1,275,558
Other deferred credits and liabilities                 532,062          136,747         968,814                  -       1,637,623
                                             --------------------------------------------------------------------------------------
                                                       484,003          393,629       2,035,549                  -       2,913,181
                                             --------------------------------------------------------------------------------------
Capitalization
Common shareholders' equity                          3,707,785          782,223       3,562,675         (4,382,027)      3,670,656
Preferred stock                                         83,568                -               -                  -          83,568
Long-term debt                                       3,047,395          650,904       3,497,215         (1,584,566)      5,610,948
                                             --------------------------------------------------------------------------------------
Total Capitalization                                 6,838,748        1,433,127       7,059,890         (5,966,593)      9,365,172
                                             --------------------------------------------------------------------------------------
Minority Interest in Subsidiary Companies                    -                -         509,549                  -         509,549
                                             --------------------------------------------------------------------------------------
Total Liabilities & Capitalization                 $ 8,059,711      $ 2,129,715    $ 13,212,637       $ (8,761,881)   $ 14,640,182
                                             ======================================================================================
-----------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Statement of Cash Flows
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    Year Ended December 31, 2004
                                                          --------------------------------------------------------------------------
(In Thousands of Dollars)                                         Guarantor         KEDLI        Other Subsidiaries     Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Operating Activities
   Net Cash (Used in) Provided by Operating Activities           $ (88,676)      $ 169,549             $  669,196        $  750,069
                                                          --------------------------------------------------------------------------
Investing Activities
   Capital expenditures                                                  -        (108,658)              (641,671)         (750,329)
   Cost of removal                                                       -          (7,140)               (29,147)          (36,287)
   Proceeds from sale of property                                        -               -                 20,159            20,159
   Proceeds from sale of subsidiary stock                                -               -              1,001,142         1,001,142
                                                          --------------------------------------------------------------------------
Net Cash (Used in) Provided by Investing Activities                      -        (115,798)               350,483           234,685
                                                          --------------------------------------------------------------------------
Financing Activities
   Treasury stock issued                                            33,406               -                      -            33,406
   Issuance (payment) of debt, net                                (269,654)              -               (170,745)         (440,399)
   Redemption of preferred stock                                    (8,483)              -                      -            (8,483)
   Net proceeds from sale/leaseback transaction                          -               -                382,049           382,049
   Common and preferred stock dividends paid                      (291,148)              -                      -          (291,148)
   Gain on interest rate swap                                       12,656               -                      -            12,656
   Dividend paid to parent                                         447,590         (40,000)              (407,590)                -
   Other                                                            27,623               -                  8,564            36,187
   Net intercompany accounts                                       619,831         (16,199)              (603,632)                -
                                                          --------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities                571,821         (56,199)              (791,354)         (275,732)
                                                          --------------------------------------------------------------------------

Net Increase in Cash and Cash Equivalents                        $ 483,145        $ (2,448)            $  228,325        $  709,022
Net Cash Flow from Discontinued Operations                               -               -                  9,593            9,593
Cash and Cash Equivalents at Beginning of Period                    97,567           1,554                104,237           203,358
                                                          --------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                       $ 580,712        $   (894)            $  342,155        $  921,973
                                                          ==========================================================================
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Statement of Cash Flows
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        Year Ended December 31, 2003
                                                           ------------------------------------------------------------------------
(In Thousands of Dollars)                                         Guarantor        KEDLI        Other Subsidiaries     Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net Cash (Used in) Provided by Operating Activities              $ (547,516)    $ 164,496            $ 1,606,376       $ 1,223,356
                                                           ------------------------------------------------------------------------
Investing Activities
   Capital expenditures                                                   -      (130,275)              (879,118)       (1,009,393)
   Cost of removal                                                        -        (1,710)               (29,393)          (31,103)
   Proceeds from the sale of property and subsidiary stock                -        15,123                294,573           309,696
   Investments in subsidiaries                                            -             -               (211,370)         (211,370)
   Issuance of note receiveable                                     (55,000)            -                      -           (55,000)
                                                           ------------------------------------------------------------------------
Net Cash (Used in) Investing Activities                             (55,000)     (116,862)              (825,308)         (997,170)
                                                           ------------------------------------------------------------------------
Financing Activities
    Proceeds from equity issuance                                   473,573             -                      -           473,573
    Treasury stock issued                                            96,687             -                      -            96,687
    Redemption of LIPA promissory notes                            (447,005)            -                                 (447,005)
    (Payment) issuance of debt                                     (133,797)            -                120,222           (13,575)
    Redemption of preferred stock                                         -             -                (14,293)          (14,293)
    Common and preferred stock dividends paid                      (280,560)            -                      -          (280,560)
    Other                                                            28,933             -                (23,944)            4,989
    Net intercompany accounts                                       873,944       (52,552)              (821,392)                -
                                                                                                                                 -
                                                           ------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities                 611,775       (52,552)              (739,407)         (180,184)
                                                           ------------------------------------------------------------------------
Net (Decrease) Increase in Cash and Cash Equivalents              $   9,259     $  (4,918)           $    41,661       $    46,002
Net Cash from Discontinued Operations                                     -             -                (13,261)          (13,261)
Cash and Cash Equivalents at Beginning of Period                     88,308         6,472                 75,837           170,617
                                                           ------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                       $   97,567     $   1,554            $   104,237       $   203,358
                                                           ========================================================================
-----------------------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------------------
Statement of Cash Flows
---------------------------------------------------------------------------------------------------------------------------------
                                                                                  Year Ended December 31, 2002
                                                        -------------------------------------------------------------------------
(In Thousands of Dollars)                                    Guarantor         KEDLI          Other Subsidiaries     Consolidated
---------------------------------------------------------------------------------------------------------------------------------
Operating Activities
   Net Cash (Used in) Provided by Operating Activities       $ (97,981)       $189,838               $ 655,806       $   747,663
                                                        -------------------------------------------------------------------------
Investing Activities
   Capital expenditures                                              -        (146,450)               (911,057)       (1,057,507)
   Other                                                             -             903                 151,358           152,261
   Cost of removal                                                   -            (883)                (26,548)          (27,431)
                                                        -------------------------------------------------------------------------
Net Cash (Used in) Investing Activities                              -        (146,430)               (786,247)         (932,677)
                                                        -------------------------------------------------------------------------
Financing Activities
   Treasury stock issued                                        86,710               -                       -            86,710
   Issuance (payment) of debt, net                             327,247               -                 (35,603)          291,644
   Common and preferred stock dividends paid                  (256,656)              -                       -          (256,656)
   Other                                                        70,299               -                  (3,255)           67,044
   Net intercompany accounts                                   (41,311)        (36,936)                 78,247                 -
                                                                                                                               -
                                                        -------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities            186,289         (36,936)                 39,389           188,742
                                                        -------------------------------------------------------------------------
Net (Decrease) Increase in Cash and Cash Equivalents         $  88,308        $  6,472               $ (91,052)      $     3,728
Net Cash Flow from Discontinued Operations                           -               -                  14,166            14,166
Cash and Cash Equivalents at Beginning of Period                     -               -                 152,723           152,723
                                                        -------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                   $  88,308        $  6,472               $  75,837       $   170,617
                                                        =========================================================================
---------------------------------------------------------------------------------------------------------------------------------

Note 15. Supplemental Gas and Oil Disclosures (Unaudited)

For December 31, 2003 and 2002 the following information includes amounts attributable to 100% of Houston Exploration and KeySpan Exploration and Production, LLC at December 31, 2003. Shareholders other than KeySpan had a minority interest of approximately 45% in Houston Exploration at December 31, 2003 and 34% in 2002. Gas and oil operations, and reserves, were located in the United States in all years. As a result of the disposition of Houston Exploration and the immateriality of KeySpan's ongoing gas exploration and production activities supplemental gas and oil disclosures are not required for 2004.

Capitalized Costs Relating to Gas and Oil Producing Activities
--------------------------------------------------------------------------------------------------------------------------
                                                                                          (In Thousands of Dollars)
--------------------------------------------------------------------------------------------------------------------------
At December 31,                                                                                2003                2002
--------------------------------------------------------------------------------------------------------------------------
Unproved properties not being amortized                                                   $   142,905         $   110,623
Properties being amortized - productive and nonproductive                                   2,429,891           1,917,287
--------------------------------------------------------------------------------------------------------------------------
Total capitalized costs                                                                     2,572,796           2,027,910
Accumulated depletion                                                                      (1,159,509)           (968,713)
--------------------------------------------------------------------------------------------------------------------------
Net capitalized costs                                                                     $ 1,413,287         $ 1,059,197
--------------------------------------------------------------------------------------------------------------------------

Costs Incurred in Property Acquisition, Exploration and Development Activities
-----------------------------------------------------------------------------------------------
                                                       (In Thousands of Dollars)
-----------------------------------------------------------------------------------------------
At December 31,                                                   2003                  2002
-----------------------------------------------------------------------------------------------
Acquisition of properties -
     Unproved properties                                       $  61,484             $  14,600
     Proved properties                                           171,297                90,004
Exploration                                                       66,259                28,343
Development                                                      170,493               139,108
Asset retirement obligation                                       31,858                     -
-----------------------------------------------------------------------------------------------
Total costs incurred                                           $ 501,391             $ 272,055
-----------------------------------------------------------------------------------------------

Costs included in development costs to develop proved undeveloped reserves for the years ended December 31, 2003 and 2002 were $49.4 million, and $11.0 million, respectively.


Results of Operations from Gas and Oil Producing Activities*
-------------------------------------------------------------------------------
                                           (In Thousands of Dollars)
-------------------------------------------------------------------------------
At December 31,                                        2003              2002
-------------------------------------------------------------------------------
Revenues                                         $   497,948        $  356,233
-------------------------------------------------------------------------------
Production and lifting costs                          63,591            44,822
Shipping and handling costs                           10,388             9,450
Depletion                                            205,118           177,548
-------------------------------------------------------------------------------
Total expenses                                       279,097           231,820
-------------------------------------------------------------------------------
Income before taxes                                  218,851           124,414
Income taxes                                          76,598            42,519
-------------------------------------------------------------------------------
Results of operations                            $   142,253        $   81,895
-------------------------------------------------------------------------------
o    (Excluding corporate overhead and interest costs)

Summary of Production and Lifting Costs
---------------------------------------------------------------------------------------------
                                                               (In Thousands of Dollars)
---------------------------------------------------------------------------------------------
At December 31,                                                       2003             2002
---------------------------------------------------------------------------------------------
Pumping, gauging and other labor                                   $ 10,975          $ 7,846
Compressors and other rental equipment                                5,136            4,135
Property taxes and insurance                                          7,155            6,801
Transportation                                                        2,329            2,131
Processing fees                                                       2,354            3,078
Workover and well stimulation                                         5,225            2,348
Repairs, maintenance and supplies                                     3,735            2,972
Fuel and chemicals                                                    3,109            2,582
Environmental, regulatory and other                                   7,614            3,307
Severance taxes                                                      15,959            9,622
---------------------------------------------------------------------------------------------
Total production and lifting costs                                 $ 63,591         $ 44,822
---------------------------------------------------------------------------------------------


The gas and oil reserves information is based on estimates of proved reserves attributable to the interest of Seneca-Upshur and KeySpan Exploration and Production, LLC as of December 31, 2004. For December 31, 2003 and 2002 the gas and oil reserves information reflects Houston Exploration and KeySpan Exploration and Production, LLC. These estimates principally were prepared by independent petroleum consultants. Proved reserves are estimated quantities of natural gas and crude oil which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.


Reserve Quantity Information Natural Gas (MMcf)
--------------------------------------------------------------------------------
At December 31,                                        2003              2002
--------------------------------------------------------------------------------
Proved Reserves
   Beginning of year                                  614,734           585,659
   Revisions of previous estimates                    (32,433)          (15,324)
   Extensions and discoveries                         140,632           105,798
   Production                                        (100,130)         (107,507)
   Purchases of reserves in place                      89,380            48,777
   Sales of reserves in place                               -            (2,669)
--------------------------------------------------------------------------------
Proved reserves - End of year (1)                     712,183           614,734
Proved developed reserves
   Beginning of year                                  435,629           448,921
   End of Year (2)                                    488,012           435,629
--------------------------------------------------------------------------------

(1) Includes minority interest of 318,417, and 208,516, in 2003 and 2002, respectively.

(2) Includes minority interest of 218,190, and 148,811in 2003 and, 2002, respectively.

Crude Oil, Condensate and Natural Gas Liquids (MBbls)
-------------------------------------------------------------------------------
At December 31,                                        2003               2002
-------------------------------------------------------------------------------
Proved reserves
Beginning of Year                                       9,548           10,234
Revisions of previous estimates                        (3,542)              (5)
Extension and discoveries                                 117              342
Production                                             (1,514)          (1,025)
Purchases of reserves in place                          3,753              483
Sales of reserves in place                                  -             (481)
-------------------------------------------------------------------------------
Proved reserves - End of year (1)                       8,362            9,548
Proved developed reserves
Beginning of year                                       2,413            2,479
End of year (2)                                         4,273            2,413
-------------------------------------------------------------------------------

(1)  Includes   minority   interest  of  3,739  and  2,256  in  2003  and  2002,
     respectively.

(2)  Includes minority interest of 1,910 and 824 in 2003 and 2002, respectively.

The standardized measure of discounted future net cash flows was prepared by applying year-end prices of gas and oil adjusted for the effects of KeySpan's hedging program to the proved reserves. The standardized measure does not purport, nor should it be interpreted, to present the fair value of gas and oil reserves of Seneca-Upshur, KeySpan Exploration and Production LLC, or Houston Exploration. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs, and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Gas and Oil Reserves
----------------------------------------------------------------------------------------------------------------------------
                                                                                 (In Thousands of Dollars)
----------------------------------------------------------------------------------------------------------------------------
At December 31,                                                                       2003                    2002
----------------------------------------------------------------------------------------------------------------------------
Future cash flows                                                                        $ 4,375,781            $ 2,951,622
Future costs-
Production                                                                                  (769,892)              (495,097)
Development                                                                                 (378,547)              (263,926)
----------------------------------------------------------------------------------------------------------------------------
Future net inflows before income tax                                                       3,227,342              2,192,599
Future income taxes                                                                         (853,425)              (559,853)
----------------------------------------------------------------------------------------------------------------------------
Future net cash flows                                                                      2,373,917              1,632,746
10% discount factor                                                                         (853,403)              (528,829)
----------------------------------------------------------------------------------------------------------------------------
Standardized measure of discounted future net cash flows (1)                             $ 1,520,514            $ 1,103,917
----------------------------------------------------------------------------------------------------------------------------

(1) Includes minority interest of $672,620 and $361,435 in 2003 and 2002, respectively

 Changes in Standardized Measure of Discounted Future Net Cash Flows from Proved Reserve Quantities
------------------------------------------------------------------------------------------------------------------------
                                                                           (In Thousands of Dollars)
------------------------------------------------------------------------------------------------------------------------
 At December 31,                                                                         2003                    2002
------------------------------------------------------------------------------------------------------------------------
 Standardized measure - beginning of year                                           $ 1,103,917             $   586,186
 Sales and transfers, net of production costs                                          (492,328)               (285,603)
 Net change in sales and transfer prices, net
      of production costs                                                               384,299                 589,632
 Extensions and discoveries and improved
      recovery, net of related costs                                                    434,311                 242,055
 Changes in estimated future development costs                                           (9,352)                 (6,453)
 Development costs incurred during the period
      that reduced future development costs                                              81,025                  42,075
 Revisions of quantity estimates                                                       (123,954)                (36,368)
 Accretion of discount                                                                  142,296                  68,986
 Net change in income taxes                                                            (236,551)               (215,369)
 Net purchases of reserves in place                                                     254,030                  99,741
 Sales of reserves in place                                                                   -                 (31,488)
 Changes in production rates (timing) and other                                         (17,179)                 50,523
------------------------------------------------------------------------------------------------------------------------
 Standardized measure - end of year                                                 $ 1,520,514             $ 1,103,917
------------------------------------------------------------------------------------------------------------------------



Average Sales Prices and Production Costs Per Unit
----------------------------------------------------------------------------------------------------------------
Year Ended December 31,                                                           2003              2002
----------------------------------------------------------------------------------------------------------------
Average Sales Price*
     Natural gas ($/Mcf)                                                           5.23              3.16
     Oil, condensate and natural gas liquid ($/Bbl)                               28.26             24.06
Production cost per equivalent Mcf ($)                                             0.58              0.42
----------------------------------------------------------------------------------------------------------------

*Represents the cash price received which excludes the effect of any hedging transactions.

Note 17.  Summary of Quarterly Information (Unaudited)

The following is a table of financial data for each quarter of KeySpan's year ended December 31, 2004.

                                                                                       Quarter Ended
-----------------------------------------------------------------------------------------------------------------------------------
        (In Thousands of Dollars, Except Per Share Amounts)   3/31/2004      6/30/2004             9/30/2004         12/31/2004
-----------------------------------------------------------------------------------------------------------------------------------
Operating Revenue                                             2,510,592       1,277,806              975,544         1,886,524
Operating Income                                                487,627         122,158  (a)          87,613  (c)      237,872(e)
Earnings (loss) from continuing operations,
 less preferred stock dividends                                 246,636         128,485  (a)(b)      (30,133) (c)(d)   264,113(e)(f)
Earnings (loss) from discontinued operations (g)                   (401)            793              (87,006)          (64,434)
Earnings (loss) for common stock                                246,235         129,278             (117,139)          199,679
Basic earnings per common share from continuing operations
 less preferred stock dividends                                    1.54            0.81                (0.19)             1.64
Basic earnings per common share from discontinued operations       0.00            0.00                (0.54)            (0.40)
Basic earnings per common share                                    1.54            0.81                (0.73)             1.24
Diluted earnings per common share                                  1.53            0.80                (0.73)             1.23
Dividends declared                                                0.445           0.445                0.445             0.445
-------------------------------------------------------------------------------------------------------------------------------

(a) KeySpan's wholly owned gas exploration and production subsidiaries recorded a non-cash impairment charge of $48.2 million ($31.1 million after-tax) or $0.19 per share to recognize the reduced valuation of proved reserves.

(b) In June 2004, KeySpan exchanged 10.8 million shares of common stock of Houston Exploration for 100% of the stock of Seneca Upshur Petroleum, Inc. We recorded a gain of $150.1 million and were required to record deferred tax expense of $44.1 million. The net gain on the share exchange less the deferred tax provision was $106 million or $0.66 per share. In April 2004, KeySpan recorded a gain of $22.8 million ($10.1 million after-tax) or $0.06 per share, resulting from the sale of 35.9% of our ownership interest in KeySpan Canada.

(c) KeySpan recorded a $14.4 million ($12.6 million after-tax) or $0.08 per share non-cash goodwill impairment charge associated with our continuing investments in the Energy Services segment.

(d) In August 2004, we redeemed approximately $758 million of outstanding debt and recorded a charge of $45.9 million ($29.3 million after-tax) or $0.18 per share representing call premiums incurred on this redemption.

(e) In December 2004, we recorded a $26.5 million ($18.8 million after-tax) or $0.12 per share non-cash impairment charge related to our 50% ownership interest in Premier Transmission Pipeline.

(f) In November 2004, KeySpan decided to sell its remaining 6.6 million shares of Houston Exploration. We recorded a gain of $179.6 million ($116.8 million after-tax) or $0.73 per share. In December 2004, KeySpan sold its remaining interest in KeySpan Canada. We recorded a gain of $35.8 million ($24.7 million after tax) or $0.15 per share.

(g) At December 31, 2004, KeySpan intended to sell a significant portion of its ownership interest in certain companies within the Energy Services segment, specifically those companies engaged in mechanical contracting activities. As a result, KeySpan recorded a loss in discontinued operations of $151.1 million, or $0.94 per share. This loss reflects $139.9 million after-tax impairment charges, which were recorded in the third and fourth quarters, and operating losses at $11.2 million.

The following is a table of financial data for each quarter of KeySpan's year ended December 31, 2003.

                                                                      Quarter Ended
------------------------------------------------------------------------------------------------------------------------------------
         (In Thousands of Dollars, Except Per Share Amounts)       3/31/2003         6/30/2003        9/30/2003       12/31/2003
------------------------------------------------------------------------------------------------------------------------------------
Operating Revenue                                                  2,423,482         1,307,366        1,032,532       1,772,144
Operating income                                                     455,082           139,087          112,205         341,255
Earnings (loss) from continuing operations less preferred stock
 dividends                                                           240,684  (a)       (7,089) (b)      13,407         173,223  (c)
Earnings (loss) from discontinued operations (e)                         946              (310)          (2,283)           (241)
Cumulative change in accounting principle                                174                 -                -         (37,625) (d)
Earnings (loss) for common stock                                     241,804            (7,399)          11,124         135,357
Basic earnings per common share from continuing
 operations less preferred stock dividends                              1.54             (0.05)            0.08            1.09
Basic earnings per common share from discontinued
 operations (a)                                                         0.00              0.00            (0.01)           0.00
Change in accounting principle                                          0.00              0.00             0.00            (0.24)
Basic earnings per common share                                         1.54             (0.05)            0.07            0.85
Diluted earnings per common share                                       1.53             (0.05)            0.07            0.84
Dividends declared                                                     0.445             0.445            0.445           0.445
------------------------------------------------------------------------------------------------------------------------------------



(a) In February 2003, we reduced our ownership interest in Houston Exploration from 66% to 56% following the repurchase, by Houston Exploration, of 3 million shares of stock owned by KeySpan. This transaction resulted in an after-tax gain of $19.0 million or $0.12 per share.

(b) In May 2003, we monetized 39% of our interest in KeySpan Canada, and sold our 20% interest in Taylor NGL LP, a company that owns and operates extraction plants in Canada. The transactions resulted in an after-tax loss of $34.1 million or $0.22 per share.

(c) In December 2003, we sold our 24.5% interest in Phoenix Natural Gas, a natural gas distribution business in Northern Ireland. KeySpan recognized an after-tax gain on the sale of $16.0 million per share or $.10 per share.

(d)  As  a  result  of  the   implementation  of  FASB   Interpretation  No.  46
"Consolidation of Variable Interest Entities", in December 2003, KeySpan consolidated the Ravenswood Master Lease. KeySpan recorded a cumulative effect change in accounting principle of $37.6 million or $0.23 per share, related to "catch-up" depreciation of the facility since its acquisition in June 1999.

(e) In December 2004, KeySpan reflected certain Energy Services companies as discontinued. Amounts for each of the quarters in the year 2003 have been restated to reflect this presentation.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Shareholders and Board of Directors of KeySpan Corporation


We have audited the accompanying Consolidated Balance Sheets and the Consolidated Statement of Capitalization of KeySpan Corporation and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related Consolidated Statements of Income, Retained Earnings, Comprehensive Income and Cash Flows for each of the three years in the period ended December 31, 2004. Our audits also included the consolidated financial statement schedule included in the Index in
Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of KeySpan Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 1(G) to the consolidated financial statements, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," to change its method of accounting for goodwill and other intangibles. As discussed in Note 1(N) and
Note 1(P), on January 1, 2003, the Company adopted SFAS No. 148, "Accounting for Stock-Based Compensation-Transaction and Disclosure" and SFAS No. 143, "Accounting for Asset Retirement Obligations", respectively. Also, as discussed in Note 1(P), on December 31, 2003, the Company adopted FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2005, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.


/s/DELOITTE & TOUCHE LLP
February 28, 2005
New York, New York

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

We maintain disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)) that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to KeySpan's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

Furthermore, there has been no change in KeySpan's internal control over financial reporting identified in connection with the evaluation of such control that occurred during KeySpan's last fiscal quarter, which has materially affected, or is reasonably likely to materially affect, KeySpan's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined under Exchange Act Rule 13a-15(f)). KeySpan's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, errors or fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of or compliance with the policies or procedures may deteriorate.

Under the supervision and with participation of KeySpan's Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in a report entitled Internal Control-Integrated Framework. Our management concluded, as of December 31, 2004, that KeySpan's internal control over financial reporting is effective based on the COSO criteria.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued their report on management's assessment of KeySpan's internal control over financial reporting as of December 31, 2004, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of KeySpan Corporation:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that KeySpan Corporation and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004, of the Company and our report dated February 28, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/DELOITTE & TOUCHE LLP
February 28, 2005
New York, New York

Item 9B.    Other Information

The following disclosures would otherwise have been filed on Form 8-K under the heading "Item 1.01 - Entry into a Material Definitive Agreement".

On February 24, 2005, following the recommendation of the Compensation and Management Development Committee (the "Compensation Committee"), KeySpan's Board of Directors set the 2005 annual base salaries for Robert B. Catell, Robert J. Fani, Wallace P. Parker Jr., Steven L. Zelkowitz and Gerald Luterman, each of whom is a KeySpan named executive officer. Such 2005 base salaries are as follows: Mr. Catell - $1,075,000, Mr. Fani - $734,000, Mr. Parker - $587,000,
Mr. Zelkowitz - $545,000, and Mr. Luterman - $467,000. For further information regarding executive compensation, see "Item 11. Executive Compensation," herein.

In December 2004, the Board approved the compensation formulas for performance-based incentive awards that may be paid to our executive officers for the fiscal year ending December 31, 2005 ("Fiscal 2005") under the KeySpan Corporate Annual Incentive Compensation Plan (the "Corporate Plan"). Performance-based incentive awards as a percentage of cumulative base salary are based upon earnings per share, cash flow, business unit operating income, a diversity initiative, customer satisfaction and other individual strategic initiatives. Award amounts will be calculated for each participant based on the attainment of the indicated financial and performance measures and may be adjusted by the Compensation Committee at its discretion. For Fiscal 2005, the performance-based target award levels for each of the named executive officers have been increased. Further information regarding the target award levels for Fiscal 2005 is contained in Exhibit 10.20-b filed herewith and incorporated by reference herein.

Also in December 2004, the Compensation Committee approved the compensation formulas for performance-based equity awards that may be granted to our executive officers for Fiscal 2005 under the KeySpan Long-Term Performance Incentive Compensation Plan (the "Long-Term Incentive Plan"). Target award levels have been modified to align closer with industry benchmarks at 50th percentile levels. Equity awards granted under the Long-Term Incentive Plan include a cumulative three-year total shareholder return ("TSR") goal. The TSR goal measures the total return to shareholders of KeySpan Common Stock, including price appreciation and dividends. KeySpan's performance will be measured against the S&P Utility Group over a three-year performance period, with the goal for KeySpan's TSR to be at or above the median of those companies comprising the group. For Fiscal 2005, the performance-based target award levels for each of the named executive officers have been modified. Further information regarding the target award levels for Fiscal 2005 is contained in Exhibit 10.22-b filed herewith and incorporated by reference herein.

For the fiscal year ending December 31, 2004, the Corporate Plan provided for award opportunities to the named executive officers with performance criteria based upon earnings per share, cash flow, business unit operating income, a diversity initiative, customer satisfaction and other individual strategic initiatives. Based upon actual 2004 performance, an award payout for each of the named executive officers was approved by the Board on February 24, 2005, as follows: Mr. Catell - $1,047,344, Mr. Fani - $545,574, Mr. Parker - $361,903,
Mr. Zelkowitz - $372,769, and Mr. Luterman - $262,355.

With respect to the Long Term Incentive Plan awards, on February 24, 2005, the Compensation Committee approved grants to the named executive officers based on actual 2004 performance as follows: Mr. Catell - 80,700 performance shares; Mr. Fani - 125,800 non-qualified stock options and 16,300 performance shares; Mr. Parker - 88,600 non-qualified stock options and 11,400 performance shares; Mr. Zelkowitz - 88,600 non-qualified stock options and 11,400 performance shares; and Mr. Luterman - 54,800 non-qualified stock options, 5,000 shares of restricted stock and 7,100 performance shares.

The options shall vest pro-rata over a five-year period with a ten year exercise period from the date of grant. Vesting will accelerate in the third year upon achievement of KeySpan's cumulative three-year TSR goal. In the event of retirement, the options shall vest pro-rata using the number of full months of employment from the grant date to retirement, divided by 36 months.

With respect to the performance shares, at threshold performance, 50% of the award shall be earned; at target, 100% of the award shall be earned; and at maximum, 150% of the award shall be earned. If the threshold level of performance is not achieved all shares granted shall be forfeited. In the event of retirement, performance shares shall be distributed based upon results achieved at the end of the performance period and pro-rated through the date of retirement.

On February 25, 2005, KeySpan entered into an employment agreement with Mr. Catell relating to his services as Chairman and Chief Executive Officer. The employment agreement supersedes all prior agreements between the parties and provides for, among other things, an extension of Mr. Catell's employment term until July 31, 2006 (or, in the event of a change of control, until two years following the consummation of the transaction resulting in such change of control), a minimum annual base salary, as well as participation in the Company's annual and long term incentive compensation plans. Upon termination of employment for any reason other than cause, death or disability, Mr. Catell will be entitled to payment of certain compensation accruable through the term of the agreement. A copy of Mr. Catell's employment agreement is filed herewith as
Exhibit 10.10 and incorporated herein by reference.

On February 25, 2005, subsidiaries of KeySpan entered into a Share Sale and Purchase Agreement with BG Energy Holdings Limited and Premier Transmission Financing plc ("PTF"), pursuant to which all of the outstanding shares of Premier are to be purchased by PTF. It is expected that the sale of our 50% interest in Premier will result in proceeds of approximately $42.5 million. It is anticipated that the closing of this transaction will occur before the end of the second quarter.


The following disclosure would otherwise have been filed on Form 8-K under the heading "Item 5.02 - Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers."

On February 24, 2005 Mr. Bodanza was elected by the Board to serve as Senior Vice President, Regulatory Affairs and Asset Optimization effective March 1, 2005. Mr. Bodanza previously served as Chief Accounting Officer. Also on February 24, 2005, the Board elected Theresa A. Balog as Vice President and Chief Accounting Officer of KeySpan Corporation, effective March 1, 2005. Ms.

Balog, age 43, was named Vice President and Controller of KeySpan in April 2003. She joined KeySpan in 2002 as Assistant Controller. Prior to joining KeySpan, Ms. Balog was Chief Accounting Officer for NiSource and held a variety of positions with the Columbia Energy Group.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

A definitive proxy statement will be filed with the SEC on or about March 29, 2005 (the "Proxy Statement"). The information required by this item is set forth under the caption "Executive Officers of the Company" in Part I hereof and under the captions "Proposal 1. Election of Directors", "Certain Relationships and Related Transactions," "Committees of the Board," "Code of Ethics" and "Compliance with Section 16(a) of the Exchange Act" contained in the Proxy Statement, which information is incorporated herein by reference thereto.

Item 11. Executive Compensation

The information required by this item is set forth under the captions "Director Compensation" and "Executive Compensation" in the Proxy Statement, which information is incorporated herein by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is set forth under the captions "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the Proxy Statement, and in Item 5 of this report, which information is incorporated herein by reference thereto.

Item 13. Certain Relationships and Related Transactions

The information required by this item is set forth under the caption "Agreements with Executives" and "Certain Relationships and Related Transactions" in the Proxy Statement, which information is incorporated herein by reference thereto.

Item 14. Principal Accountant Fees and Services

The information  required by this item is set forth under the caption  "Proposal
2. Ratification of Deloitte & Touche LLP as Independent Registered Public Accounting Firm," "Fiscal Year 2004 Audit Firm Fee Summary" and "Report of the Audit Committee" in the Proxy Statement, which information is incorporated herein by reference thereto.

Item 15. Exhibits and Financial Statement Schedules


(a)  Required Documents

1.   Financial Statements

The following consolidated financial statements of KeySpan and its subsidiaries and Reports of the Independent Registered Public Accounting Firm are included in
Item 8 and are filed as part of this Report:

o Consolidated Statement of Income for the year ended December 31, 2004, the year ended December 31, 2003, and the year ended December 31, 2002

o Consolidated Statement of Retained Earnings for the year ended December 31, 2004, the year ended December 31, 2003, and the year ended December 31, 2002

o    Consolidated Balance Sheet at December 31, 2004 and December 31, 2003

o Consolidated Statement of Capitalization at December 31, 2004 and December 31, 2003

o Consolidated Statement of Cash Flows for the year ended December 31, 2004, the year ended December 31, 2003, and the year ended December 31, 2002

o Consolidated Statement of Comprehensive Income for the Year ended December 31, 2004, the year ended December 31, 2003 and the year ended December 31, 2002

o    Notes to Consolidated Financial Statements

o    Reports of the Independent Registered Public Accounting Firm

2.   Financial Statement Schedules

Consolidated Schedule of Valuation and Qualifying Accounts for the year ended December 31, 2004, the year ended December 31, 2003, and the year ended December 31, 2002.

                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
-----------------------------------------------------------------------------------------------------------------------
                            Column A                    Column B        Column C            Column D       Column E
                                                                       Additions
-----------------------------------------------------------------------------------------------------------------------
                          Descriptions                 Balance at      Charged to                          Balance at
                                                      Beginning of      costs and             Net            End of
                                                         Period         expenses           Deductions         Period
-----------------------------------------------------------------------------------------------------------------------
Twelve Months Ended December 31, 2004
-------------------------------------
     Deducted from asset accounts:
          Allowance for doubtful accounts*         $    75,671     $   74,089           $    81,964       $   67,796

     Additions to liability accounts:
          Reserve for injury and damages           $     9,370     $        -           $         -       $    9,370
          Reserve for environmental expenditures   $   294,691     $        -           $    37,902       $  256,789

Twelve Months Ended December 31, 2003
-------------------------------------
     Deducted from asset accounts:
          Allowance for doubtful accounts*         $    60,111     $   82,120           $    66,560       $   75,671

     Additions to liability accounts:
          Reserve for injury and damages           $    25,780     $    3,928           $    20,338       $    9,370
          Reserve for environmental expenditures   $   232,146     $  106,270           $    43,725       $  294,691

Twelve Months Ended December 31, 2002
-------------------------------------
     Deducted from asset accounts:
          Allowance for doubtful accounts*         $    72,299     $   58,939           $    71,127       $   60,111

     Additions to liability accounts:
          Reserve for injury and damages           $    20,880     $   11,984           $     7,084       $   25,780
          Reserve for environmental expenditures   $   257,649     $        -           $    25,503       $  232,146

*Reflects discontinued operations

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)         Exhibits

Exhibits listed below which have been filed with the SEC pursuant to the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, and which were filed as noted below, are hereby incorporated by reference and made a part of this report with the same effect as if filed herewith.

3.1 Certificate of Incorporation of the Company effective April 16, 1998, Amendment to Certificate of Incorporation of the Company effective May 26, 1998, Amendment to Certificate of Incorporation of the Company effective June 1, 1998, Amendment to the Certificate of Incorporation of the Company effective April 7, 1999 and Amendment to the Certificate of Incorporation of the Company effective May 20, 1999 (filed as Exhibit 3.1 to the Company's Form 10-Q for the quarterly period ended June 30, 1999)

3.2 By-Laws of the Company in effect as of June 25, 2003, as amended (filed as Exhibit 3.1 to the Company's Form 10-Q for the quarterly period ended June 30, 2003)

4.1-a Indenture, dated as of November 1, 2000, between KeySpan Corporation and the Chase Manhattan Bank, as Trustee, with respect to the issuance of Debt Securities (filed as Exhibit 4-a to Amendment No. 1 to Form S-3 Registration Statement No. 333-43768 and filed as Exhibit 4-a to the Company's Form 8-K on November 20, 2000)

4.1-b    Form of Note  issued in  connection  with the  issuance  of the 7.625%
          notes issued on November 20, 2000 (filed as Exhibit 4-c to the Company's Form 8-K on November 20, 2000)

4.1-c Form of Note issued in connection with the issuance of the 8.0% notes issued on November 20, 2000 (filed as Exhibit 4-d to the Company's Form 8-K on November 20, 2000)

4.2-a Indenture, dated December 1, 1999, between KeySpan and KeySpan Gas East Corporation, the Registrants, and the Chase Manhattan Bank, as Trustee, with respect to the issuance of Medium-Term Notes, Series A, (filed as Exhibit 4-a to Amendment No. 1 to the Company's and KeySpan Gas East Corporation's Form S-3 Registration Statement No. 333-92003)

4.2-b Form of Medium-Term Note issued in connection with the issuance of KeySpan Gas East Corporation 7 7/8% notes issued on February 1, 2000 (filed as Exhibit 4 to the Company's Form 8-K on February 1, 2000)

4.2-c Form of Medium-Term Note issued in connection with the issuance of KeySpan Gas East Corporation 6.9% notes issued on January 19, 2001 (filed as Exhibit 4.3 to the Company's Form 10-K for the year ended December 31, 2000)

4.3 Credit Agreement among KeySpan Corporation, the several Lenders, ABN AMRO Bank N.V. and Citibank, N.A., as co-syndication agents, The Bank of New York and The Royal Bank of Scotland plc, as co-documentation agents, and JPMorgan Chase Bank, as administrative agent for $640 million, dated as of June 30, 2004 (filed as Exhibit 4.1 to the Company's Form 10-Q for the quarterly period ended June 30, 2004)

4.4-a Credit Agreement among KeySpan Corporation, the several Lenders, Citibank N.A., as Syndication Agent, Bank of New York and The Royal Bank of Scotland PLC, as Co-Documentation Agents, and JP Morgan Chase Bank, as Administrative Agent for $850 million, dated as of June 27, 2003 (filed as Exhibit 4.1 to the Company's Form 10-Q for the quarterly period ended June 30, 2003)

4.4-b First Amendment to Credit Agreement dated as of June 27, 2003 among KeySpan Corporation, the several Lenders, Citibank N.A., as Syndication Agent, The Bank of New York and The Royal Bank of Scotland plc, as co-documentation agents, and JPMorgan Chase Bank, as administrative agent to reduce the amount from $850 million to $660 million, dated as of June 25, 2004 (filed as Exhibit 4.2 to the Company's Form 10-Q for the quarterly period ended June 30, 2004)

4.5-a Participation Agreements dated as of February 1, 1989, between NYSERDA and The Brooklyn Union Gas Company relating to the Adjustable Rate Gas Facilities Revenue Bonds ("GFRBs") Series 1989A and Series 1989B (filed as Exhibit 4 to The Brooklyn Union Gas Company's Form 10-K for the year ended September 30, 1989)

4.5-b Indenture of Trust, dated February 1, 1989, between NYSERDA and Manufacturers Hanover Trust Company, as Trustee, relating to the Adjustable Rate GFRBs Series 1989A and 1989B (filed as Exhibit 4 to the Brooklyn Union Gas Company's Form 10-K for the year ended September 30, 1989)

4.5-c First Supplemental Participation Agreement dated as of May 1, 1992 to Participation Agreement dated February 1, 1989 between NYSERDA and The Brooklyn Union Gas Company relating to Adjustable Rate GFRBs, Series 1989A & B (filed as Exhibit 4 to The Brooklyn Union Gas Company's Form 10-K for the year ended September 30, 1992)

4.5-d First Supplemental Trust Indenture dated as of May 1, 1992 to Trust Indenture dated February 1, 1989 between NYSERDA and Manufacturers Hanover Trust Company, as Trustee, relating to Adjustable Rate GFRBs, Series 1989A & B (filed as Exhibit 4 to The Brooklyn Union Gas Company's Form 10-K for the year ended September 30, 1992)

4.6-a Participation Agreement, dated as of July 1, 1991, between NYSERDA and The Brooklyn Union Gas Company relating to the GFRBs Series 1991A and 1991B (filed as Exhibit 4 to The Brooklyn Union Gas Company's Form 10-K for the year ended September 30, 1991)

4.6-b Indenture of Trust, dated as of July 1, 1991, between NYSERDA and Manufacturers Hanover Trust Company, as Trustee, relating to the GFRBs Series 1991A and 1991B (filed as Exhibit 4 to The Brooklyn Union Gas Company's Form 10-K for the year ended September 30, 1991)

4.7-a Participation Agreement, dated as of July 1, 1992, between NYSERDA and The Brooklyn Union Gas Company relating to the GFRBs Series 1993A and 1993B (filed as Exhibit 4 to The Brooklyn Union Gas Company's Form 10-K for the year ended September 30, 1992)

4.7-b Indenture of Trust, dated as of July 1, 1992, between NYSERDA and Chemical Bank, as Trustee, relating to the GFRBs Series 1993A and 1993B (filed as Exhibit 4 to The Brooklyn Union Gas Company Form 10-K for the year ended September 30, 1992)

4.8-a First Supplemental Participation Agreement dated as of July 1, 1993 to Participation Agreement dated as of June 1, 1990, between NYSERDA and The Brooklyn Union Gas Company relating to GFRBs Series C (filed as
          Exhibit 4 to The Brooklyn Union Gas Company's Form 10-K for the year ended September 30, 1993)

4.8-b First Supplemental Trust Indenture dated as of July 1, 1993 to Trust Indenture dated as of June 1, 1990 between NYSERDA and Chemical Bank, as Trustee, relating to GFRBs Series C (filed as Exhibit 4 to The Brooklyn Union Gas Company's Form 10-K for the year ended September 30, 1993)

4.9-a Participation Agreement, dated July 15, 1993, between NYSERDA and Chemical Bank, as Trustee, relating to the GFRBs Series D-1 1993 and Series D-2 1993 (filed as Exhibit 4 to The Brooklyn Union Gas Company's Form S-8 Registration Statement No. 33-66182)

4.9-b Indenture of Trust, dated July 15, 1993, between NYSERDA and Chemical Bank, as Trustee, relating to the GFRBs Series D-1 1993 and D-2 1993 (filed as Exhibit 4 to The Brooklyn Union Gas Company's Form S-8 Registration Statement No. 33-66182)

4.10-a Participation Agreement, dated January 1, 1996, between NYSERDA and The Brooklyn Union Gas Company relating to GFRBs Series 1996 (filed as
          Exhibit 4 to The Brooklyn Union Gas Company's Form 10-K for the year ended September 30, 1996)

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

4.11-c Supplemental Trust Indenture, dated as of January 1, 2000, by and between New York State NYSERDA and The Chase Manhattan Bank, as Trustee, relating to the GFRBs 1997 Series A (filed as Exhibit 4.11 to the Company's Form 10-K for the year ended December 31, 1999)

4.12-a Participation Agreement dated as of December 1, 1997 by and between NYSERDA and Long Island Lighting Company relating to the 1997 EFRBs, Series A (filed as Exhibit 10(a) to the Company's Form 10-Q for the quarterly period ended September 30, 1998)

4.12-b Indenture of Trust, dated as of December 1, 1997, by and between NYSERDA and The Chase Manhattan Bank, as Trustee, relating to the 1997 Electric Facilities Revenue Bonds (EFRBs), Series A (filed as Exhibit 10(a) to the Company's Form 10-Q for the quarterly period ended September 30, 1998)

4.13-a Participation Agreement, dated as of October 1, 1999, by and between NYSERDA and KeySpan Generation LLC relating to the 1999 Pollution Control Refunding Revenue Bonds, Series A (filed as Exhibit 4.10 to the Company's Form 10-K for the year ended December 31, 1999)

4.13-b Trust Indenture, dated as of October 1, 1999, by and between NYSERDA and The Chase Manhattan Bank, as Trustee, relating to the 1999 Pollution Control Refunding Revenue Bonds, Series A (filed as Exhibit
          4.10 to the Company's Form 10-K for the year ended December 31, 1999)

4.14-a Lease Agreement, dated as of November 1, 2003, by and between the Suffolk County Industrial Development Agency and KeySpan-Port Jefferson Energy Center, LLC (filed as Exhibit 4.14-a to the Company's Form 10-K for the year ended December 31, 2003)

4.14-b Company Lease Agreement, dated as of November 1, 2003, by and between KeySpan-Port Jefferson Energy Center, LLC and the Suffolk County
          Industrial Development Agency (filed as Exhibit 4.14-b to the Company's Form 10-K for the year ended December 31, 2003)

4.14-c Guaranty, dated as of November 26, 2003, from KeySpan Corporation to the Suffolk County Industrial Development Agency (filed as Exhibit 4.14-c to the Company's Form 10-K for the year ended December 31,
          2003)

4.15-a Lease Agreement, dated as of November 1, 2003, by and between the Nassau County Industrial Development Agency and KeySpan-Glenwood Energy Center, LLC (filed as Exhibit 4.15-a to the Company's Form 10-K for the year ended December 31, 2003)

4.15-b Company Lease Agreement, dated as of November 1, 2003, by and between KeySpan-Glenwood Energy Center, LLC and the Nassau County Industrial Development Agency (filed as Exhibit 4.15-b to the Company's Form 10-K for the year ended December 31, 2003)

4.15-c Guaranty, dated as of November 26, 2003, from KeySpan Corporation to the Nassau County Industrial Development Agency (filed as Exhibit 4.14-c to the Company's Form 10-K for the year ended December 31,
          2003)

4.16 Indenture, dated as of December 1, 1989, between Boston Gas Company and The Bank of New York, as Trustee (filed as Exhibit 4.2 to Boston Gas Company's Form S-3 (File No. 33-31869))

4.17 Agreement of Registration, Appointment and Acceptance, dated as of November 18, 1992, among Boston Gas Company, The Bank of New York, as Resigning Trustee, and The First National Bank of Boston, as Successor Trustee (filed as an Exhibit to Boston Gas Company's S-3 Registration Statement (File No. 33-31869))

4.18 Second Amended and Restated First Mortgage Indenture for Colonial Gas Company, dated as of June 1, 1992 (filed as Exhibit 4(b) to Colonial Gas Company's Form 10-Q for the quarter ended June 30, 1992)

4.19 First Supplemental Indenture for Colonial Gas Company dated as of June 15, 1992 (filed as Exhibit 4(c) to Colonial Gas Company's Form 10-Q for the quarter ended June 30, 1992)

4.20 Second Supplemental Indenture for Colonial Gas Company dated as of September 27, 1995 (filed as Exhibit 4(c) to Colonial Gas Company's Form 10-K for the fiscal year ended December 31, 1995)

4.21 Amendment to Second Supplemental Indenture for Colonial Gas Company dated as of October 12, 1995 (filed as Exhibit 4(d) to Colonial Gas Company's Form 10-K for the fiscal year ended December 31, 1995)

4.22 Third Supplemental Indenture for Colonial Gas Company dated as of December 15, 1995 (filed as Exhibit 4(f) to Colonial Gas Company's Form S-3 Registration Statement dated January 5, 1998)

4.23 Fourth Supplemental Indenture for Colonial Gas Company dated as of March 1, 1998 (filed as Exhibit 4(l) to Colonial Gas Company's Form 10-Q for the quarter ended March 31, 1998)

4.24 Trust Agreement, dated as of June 22, 1990, between Colonial Gas Company, as Trustor, and Shawmut Bank, N.A., as Trustee (filed as
          Exhibit 10(d) to Colonial Gas Company's Form 10-Q for the quarterly period ended June 30, 1990)

4.25 Letter of Credit and Reimbursement Agreement, dated December 9, 2003, by and between KeySpan Generation LLC and Royal Bank of Scotland Bank PLC (filed as Exhibit 4.34 to the Company's Form 10-K for the year ended December 31, 2003)

10.1 Amendment, Assignment and Assumption Agreement, dated as of September 29, 1997, by and among The Brooklyn Union Gas Company, Long Island Lighting Company and KeySpan Energy Corporation (filed as Exhibit 2.5 to Schedule 13D by Long Island Lighting Company on October 24, 1997)

10.2 Agreement and Plan of Merger, dated as of June 26, 1997, by and among BL Holding Corp., Long Island Lighting Company, Long Island Power Authority and LIPA Acquisition Corp. (filed as Annex D to Registration Statement on Form S-4, No. 333-30353 on June 30, 1997)

10.3 Agreement of Lease between Forest City Jay Street Associates and The Brooklyn Union Gas Company dated September 15, 1988 (filed as an
          Exhibit to The Brooklyn Union Gas Company's Form 10-K for the year ended September 30, 1996)

10.4-a Management Services Agreement between Long Island Power Authority and Long Island Lighting Company dated as of June 26, 1997 (filed as Annex D to Registration Statement on Form S-4, No. 333-30353, on June 30,
          1997)

10.4-b Amendment, dated as of March 29, 2002, to Management Services Agreement between Long Island Lighting Company d/b/a LIPA and KeySpan Electric Services LLC dated as of June 26, 1997 (filed as Exhibit 10.4-b to the Company's Annual Report on Form 10-K for the year ended December 31, 2002)

10.5 Power Supply Agreement between Long Island Lighting Company and Long Island Power Authority dated as of June 26, 1997 (filed as Annex D to Registration Statement on Form S-4, No. 333-30353, on June 30, 1997)

10.6-a Energy Management Agreement between Long Island Lighting Company and Long Island Power Authority dated as of June 26, 1997 (filed as Annex D to Registration Statement on Form S-4, No. 333-30353, on June 30,
          1997)

10.6-b Amendment, dated as of March 29, 2002, to Energy Management Agreement between Long Island Lighting Company d/b/a LIPA and KeySpan Energy Trading Services LLC dated as of June 26, 1997 (filed as Exhibit 10.6-b to the Company's Annual Report on Form 10-K for the year ended December 31, 2002)

10.7-a Generation Purchase Rights Agreement between Long Island Lighting Company and Long Island Power Authority dated as of June 26, 1997 (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001)

10.7-b Amendment, dated as of March 29, 2002, to Generation Purchase Right Agreement by and between KeySpan Corporation, as Seller, and Long Island Lighting Company d/b/a LIPA, as Buyer, dated as of June 26, 1997 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002)

10.8** *  Cash Compensation for Non-Management Directors of KeySpan

10.9** * Base Salaries of Named Executive Officers of KeySpan in effect as of February 24, 2005

10.10** * Employment  Agreement,   dated  February  24,  2005,  between  KeySpan
          Corporation and Robert B. Catell

10.11** Employment Agreement, dated January 1, 2005, between KeySpan and Anthony Sartor (filed as Exhibit 10.01 to the Company's Form 8-K dated as of January 4, 2005)

10.12** Supplemental Retirement Agreement, dated January 1, 2005, between KeySpan and Anthony Sartor (filed as Exhibit 10.12 to Company's Form 8-K dated as of January 4, 2005)

10.13** Supplemental Retirement Agreement, dated July 1, 2002, between KeySpan and Gerald Luterman (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002)

10.14** Supplemental Retirement Agreement, dated July 1, 2002, between KeySpan and Steven L. Zelkowitz (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002)

10.15** Supplemental Retirement Agreement, dated July 1, 2002, between KeySpan and David J. Manning (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002)

10.16** Supplemental Retirement Agreement, dated July 1, 2002, between KeySpan and Elaine Weinstein (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002)

10.17**   Directors'  Deferred  Compensation Plan effective April 2003 (filed as
          Exhibit 10.16 to the Company's Form 10-K for the year ended December 31, 2003)

10.18**   Officers'  Deferred Stock Unit Plan of KeySpan  Corporation  (filed as
          Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002)

10.19**   Officers' Deferred Stock Unit Plan of KeySpan Services, Inc. (filed as
          Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002)

10.20-a** Corporate Annual Incentive Compensation and Gainsharing Plan (filed as
          Exhibit 10.20 to the Company's Form 10-K for the year ended December 31, 2000)

10.20-b** * Corporate Annual Incentive  Compensation  Plan Target Performance
            Award Level for Fiscal 2005

10.21** Senior Executive Change of Control Severance Plan effective as of October 29, 2003 (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003)

10.22-a** KeySpan's Amended Long-Term  Performance  Incentive  Compensation Plan
          (filed as Exhibit A to the Company's 2001 Proxy Statement filed on March 23, 2001)

10.22-b** * KeySpan's  Long-Term  Performance  Incentive   Compensation  Plan
            Target Performance Award Level for Fiscal 2005

10.23 Lease Agreement, dated June 9, 1999, between KeySpan-Ravenswood, LLC and LIC Funding, Limited Partnership (filed as Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended June 30, 1999)

10.24 First Amendment to the Lease Agreement between KeySpan-Ravenswood, LLC and LIC Funding, Limited Partnership, dated as of June 27, 2002 (filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002)

10.25 Guaranty dated June 9, 1999, from KeySpan in favor of LIC Funding, Limited Partnership (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended June 30, 1999)

10.26 KeySpan Guaranty, dated May 25, 2004, relating to the 250 MW Ravenswood expansion plant (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended June 30, 2004)

10.27 Facility Lease Agreement, dated as of May 25, 2004, between SE Ravenswood Trust, a Delaware statutory trust, and KeySpan-Ravenswood, LLC relating to the 250 MW Ravenswood expansion plant (filed as Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended June 30, 2004)

10.28 Site Lease and Easement Agreement, dated as of May 25, 2004, between KeySpan-Ravenswood, LLC and SE Ravenswood Trust relating to the 250 MW Ravenswood expansion plant (filed as Exhibit 10.3 to the Company's Form 10-Q for the quarterly period ended June 30, 2004)

10.29 Site Sublease, dated as of May 25, 2004, between SE Ravenswood Trust and KeySpan-Ravenswood, LLC relating to the 250 MW Ravenswood expansion plant (filed as Exhibit 10.4 to the Company's Form 10-Q for the quarterly period ended June 30, 2004)

10.30 Purchase Agreement by and among Duke Energy Gas Transmission Corporation, Algonquin Energy, Inc., KeySpan LNG GP, LLC and KeySpan LNG LP, dated as of December 12, 2002 (filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31,
          2002)

10.31 Restated Exploration Agreement between The Houston Exploration Company and KeySpan Exploration and Production, L.L.C. dated June 30, 2000 (filed as Exhibit 10.1 to The Houston Exploration Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 001-11899)

10.32 Distribution Agreement, dated June 2, 2004, by and among The Houston Exploration Company, Seneca-Upshur Petroleum, Inc., THEC Holdings Corp. and KeySpan Corporation (filed as Exhibit 99.2 to The Houston Exploration Company's Form 8-K dated as of June 3, 2004)

10.33 Asset Contribution Agreement, dated June 2, 2004, between The Houston Exploration Company and Seneca-Upshur Petroleum, Inc. (filed as
          Exhibit 99.3 to The Houston Exploration Company's Form 8-K dated as of June 3, 2004)

10.34 Tax Matters Agreement, dated June 2, 2004, by and among The Houston Exploration Company, Seneca-Upshur Petroleum, Inc., THEC Holdings Corp. and KeySpan Corporation (filed as Exhibit 99.4 to The Houston Exploration Company's Form 8-K dated as of June 3, 2004).

10.35* Purchase Agreement, dated January 28, 2005, among Robert B. Snyder, Frank J. Sullivan, Robert B. Snyder, Jr., Philip J. Andreoli, William
          J. McKean, Binsky & Snyder, LLC, Binsky & Snyder Service, LLC and KeySpan Business Solutions, LLC

10.36* Purchase Agreement, dated February 11, 2005, among WDF Holding Corp., WDF, Inc. and KeySpan Business Solutions, LLC

10.37* Share Sale and Purchase Agreement dated February 25, 2005 with BG Energy Holdings Limited and Premier Transmission Financing Public Limited Company

14* Code of Ethics (filed as Exhibit 14 to the Company's Form 10-K for the year ended December 31, 2003).

21*       Subsidiaries of the Registrant

23.1* Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

23.2*     Consent  of  Netherland,   Sewell  &  Associates,   Inc.,  Independent
          Petroleum Consultants

23.3*     Consent of Miller and Lents, Ltd., Independent Petroleum Consultants

24.1*     Power of Attorney  executed by Andrea S.  Christensen  on February 24,
          2005

24.2*     Power of Attorney executed by Robert J. Fani on February 24, 2005

24.3*     Power of Attorney executed by Alan H. Fishman on February 24, 2005

24.4*     Power of Attorney executed by James R. Jones on February 24, 2005

24.5*     Power of Attorney executed by James L. Larocca on February 24, 2005

24.6*     Power of Attorney executed by Gloria C. Larson on February 24, 2005

24.7*     Power of Attorney executed by Stephen W. McKessy on February 24, 2005

24.8*     Power of Attorney executed by Edward D. Miller on February 24, 2005

24.9*     Power of Attorney executed by Vikki L. Pryor on February 24, 2005

24.10* Certified copy of the Resolution of the Board of Directors authorizing signatures pursuant to power of attorney

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


                                              KEYSPAN CORPORATION

                                              By:/s/Robert B. Catell
                                                    -----------------
                                                    Robert B. Catell
                                                    Chairman of the Board of
                                                    Directors and
                                                    Chief Executive Officer



Robert B. Catell                    Chairman of the Board of Directors
                                    and Chief Executive Officer

By:/s/Robert B. Catell
   -------------------



Gerald Luterman                     Executive Vice President and
                                    Chief Financial Officer

By:/s/Gerald Luterman
---------------------



Theresa A. Balog                    Vice President and
                                    Chief Accounting Officer

By:/s/Theresa A. Balog
   --------------------



            *
--------------------
Andrea S. Christensen               Director

            *
----------------------
Robert J. Fani                      Director

            *
--------------------
Alan H. Fishman                     Director

            *
--------------------
James R. Jones                      Director

            *
--------------------
Gloria C. Larson                    Director

            *
--------------------
James L. Larocca                    Director

            *
--------------------
Stephen W. McKessy                  Director

            *
--------------------
Edward D. Miller                    Director

            *
--------------------
Vikki L. Pryor                      Director


By:/s/Gerald Luterman
   ------------------
    Attorney-in-Fact

* Such signature has been affixed pursuant to a Power of Attorney filed as an exhibit hereto and incorporated herein by reference thereto