Form 10-Q
period 2005-03-31
KEYSPAN CORP
filed 2005-04-29
CIK 1062379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
                                    ---------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Class of Common Stock                         Outstanding at April 13, 2005
  ---------------------                         -------------------------------
        $.01 par value                                   161,614,217

                      KEYSPAN CORPORATION AND SUBSIDIARIES

                                      INDEX

          Part I.   FINANCIAL INFORMATION                             Page No.
                                                                      --------

Item 1. Financial Statements

            Consolidated Balance Sheet -
            March 31, 2005 and December 31, 2004                           3

            Consolidated Statement of Income -
            Three Months Ended March 31, 2005 and 2004                     5

            Consolidated Statement of Cash Flows -
            Three Months Ended March 31, 2005 and 2004                     6

            Notes to Consolidated Financial Statements                     7

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           34

Item 3. Quantitative and Qualitative Disclosures
            About Market Risk                                             59

Item 4. Controls and Procedures                                           62

           Part II.   OTHER INFORMATION

Item 1. Legal Proceedings                                                 62

Item 6. Exhibits and Reports on Form 8-K                                  62

Signatures                                                                63

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)



--------------------------------------------------------------------------------------------------------------------------

(In Millions of Dollars)                                               March 31, 2005              December 31, 2004
--------------------------------------------------------------------------------------------------------------------------

ASSETS

Current Assets
    Cash and temporary cash investments                                               $ 223.0                     $ 922.0
    Accounts receivable                                                               1,160.3                       788.5
    Unbilled revenue                                                                    500.9                       591.4
    Allowance for uncollectible accounts                                                (85.5)                      (67.8)
    Gas in storage, at average cost                                                     212.2                       515.5
    Material and supplies, at average cost                                              127.6                       123.4
    Other                                                                               130.9                       162.7
    Assets of discontinued operations                                                     3.4                        42.9
                                                                ------------------------------ ---------------------------
                                                                                      2,272.8                     3,078.6
                                                                ------------------------------ ---------------------------

Investments and  Other                                                                  236.6                       272.9

Property
    Gas                                                                               6,938.7                     6,871.2
    Electric                                                                          2,433.7                     2,402.1
    Other                                                                               403.2                       398.6
    Accumulated depreciation                                                         (2,757.2)                   (2,702.3)
    Gas exploration and production, at cost                                             181.3                       187.1
    Accumulated depletion                                                              (105.7)                      (97.5)
    Property of discontinued operations                                                   3.2                         8.7
                                                                ------------------------------ ---------------------------
                                                                                      7,097.2                     7,067.9
                                                                ------------------------------ ---------------------------

Deferred Charges
    Regulatory assets                                                                   537.9                       555.4
    Goodwill and other intangible assets                                              1,666.7                     1,677.6
    Other                                                                               770.2                       711.7
                                                                ------------------------------ ---------------------------
                                                                                      2,974.8                     2,944.7
                                                                ------------------------------ ---------------------------

Total Assets                                                                       $ 12,581.4                  $ 13,364.1
                                                                ============================== ===========================

--------------------------------------------------------------------------------------------------------------------------



        See accompanying Notes to the Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


----------------------------------------------------------------------------------------------------------------------------------


(In Millions of Dollars)                                                        March 31, 2005               December 31, 2004
----------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND CAPITALIZATION
Current Liabilities
    Accounts payable and other liabilities                                                  $ 777.9                       $ 906.7
    Commercial paper                                                                          470.9                         912.2
    Current redemption of long-term debt                                                        1.5                          16.1
    Current redemption of preferred stock                                                      75.0                          55.3
    Taxes accrued                                                                             247.4                         161.6
    Dividends payable                                                                          72.7                          74.1
    Customer deposits                                                                          41.7                          43.3
    Interest accrued                                                                           63.9                          48.8
    Liabilities of discontinued operations                                                      4.6                          64.2
                                                                      ------------------------------ -----------------------------
                                                                                            1,755.6                       2,282.3
                                                                      ------------------------------ -----------------------------

Deferred Credits and Other Liabilities
    Regulatory liabilities:
          Miscellaneous liabilities                                                           145.7                          74.0
          Removal cost recovered                                                              509.5                         496.5
    Deferred income tax                                                                     1,117.9                       1,124.1
    Postretirement benefits and other reserves                                                938.0                         901.3
    Other                                                                                     119.8                         139.1
                                                                      ------------------------------ -----------------------------
                                                                                            2,830.9                       2,735.0
                                                                      ------------------------------ -----------------------------

Commitments and Contingencies (See Note 6)                                                       -                             -

Capitalization
    Common stock                                                                           3,509.5                       3,502.0
    Retained earnings                                                                        953.3                         792.2
    Other comprehensive income                                                               (73.3)                        (54.3)
    Treasury stock                                                                          (322.2)                       (345.1)
                                                                     ------------------------------ -----------------------------
         Total common shareholders' equity                                                 4,067.3                       3,894.8
    Preferred stock                                                                              -                          19.7
    Long-term debt and capital leases                                                      3,914.2                       4,418.7
                                                                     ------------------------------ -----------------------------
Total Capitalization                                                                       7,981.5                       8,333.2
                                                                     ------------------------------ -----------------------------

Minority Interest in Subsidiary Companies                                                     13.4                          13.6
                                                                     ------------------------------ -----------------------------
Total Liabilities and Capitalization                                                    $ 12,581.4                    $ 13,364.1
                                                                     ============================== =============================

---------------------------------------------------------------------------------------------------------------------------------



        See accompanying Notes to the Consolidated Financial Statements.

                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)


-------------------------------------------------------------------------------------------------------------------------
                                                                                    Three Months Ended March 31,
(In Millions of Dollars, Except Per Share Amounts)                                   2005                    2004
---------------------------------------------------------------------------------------------------    ------------------

Revenues
     Gas Distribution                                                                    $ 2,025.5             $ 1,927.8
     Electric Services                                                                       400.4                 359.1
     Energy Services                                                                          44.5                  44.1
     Gas Exploration and Production                                                              -                 152.4
     Energy Investments                                                                       10.1                  27.2
                                                                             ----------------------    ------------------
Total Revenues                                                                             2,480.5               2,510.6
                                                                             ----------------------    ------------------
Operating Expenses
     Purchased gas for resale                                                              1,308.8               1,226.6
     Fuel and purchased power                                                                133.1                 101.6
     Operations and maintenance                                                              387.2                 407.0
     Depreciation, depletion and amortization                                                106.1                 171.2
     Operating taxes                                                                         111.9                 122.3
                                                                             ----------------------    ------------------
Total Operating Expenses                                                                   2,047.1               2,028.7
                                                                             ----------------------    ------------------
Income from equity investments                                                                 5.3                   5.7
                                                                             ----------------------    ------------------
Operating Income                                                                             438.7                 487.6
                                                                             ----------------------    ------------------
Other Income and (Deductions)
     Interest charges                                                                        (60.0)                (84.1)
     Gain on sale of investments                                                               4.1                     -
     Cost of debt redemption                                                                 (20.9)                    -
     Minority interest                                                                           -                 (20.3)
     Other                                                                                     9.1                   2.6
                                                                             ----------------------    ------------------
Total Other Income and (Deductions)                                                          (67.7)               (101.8)
                                                                             ----------------------    ------------------
Income Taxes
     Current                                                                                 128.8                 154.5
     Deferred                                                                                  6.5                 (16.8)
                                                                             ----------------------    ------------------
Total Income Taxes                                                                           135.3                 137.7
                                                                             ----------------------    ------------------
Earnings from continuing operations                                                          235.7                 248.1
Discontinued Operations
Loss from discontinued operations, net of tax                                                 (2.2)                 (0.4)
Gain on disposal, net of tax                                                                   2.2                     -
                                                                             ----------------------    ------------------
Loss from discontinued operations                                                                -                  (0.4)
                                                                             ----------------------    ------------------
Net Income                                                                                   235.7                 247.7
Preferred stock dividend requirements                                                          1.3                   1.5
                                                                             ----------------------    ------------------
Earnings for Common Stock                                                                  $ 234.4               $ 246.2
                                                                             ======================    ==================
Basic Earnings Per Share:
  Continuing Operations,
         less preferred stock dividends                                                     $ 1.45                $ 1.54
  Discontinued Operations                                                                        -                     -
                                                                             ----------------------    ------------------
Basic Earnings Per Share                                                                    $ 1.45                $ 1.54
                                                                             ======================    ==================
Diluted Earnings Per Share
  Continuing Operations,
         less preferred stock dividends                                                       1.44                $ 1.53
  Discontinued Operations                                                                        -                     -
                                                                             ----------------------    ------------------
Diluted Earnings Per Share                                                                  $ 1.44                $ 1.53
                                                                             ======================    ==================
Average Common Shares Outstanding (000)                                                    161,125               159,892
Average Common Shares Outstanding - Diluted (000)                                          162,245               161,164
-------------------------------------------------------------------------------------------------------------------------


        See accompanying Notes to the Consolidated Financial Statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


-----------------------------------------------------------------------------------------------------------------------
                                                                                   Three Months Ended March 31,
(In Millions of Dollars)                                                            2005                   2004
-------------------------------------------------------------------------------------------------   -------------------

Operating Activities
Net income                                                                               $ 235.7               $ 247.7
Adjustments to reconcile net income to net
      cash provided by (used in) operating activities
    Depreciation, depletion and amortization                                               106.1                 171.2
    Deferred income tax                                                                      6.5                 (16.8)
    Income from equity investments                                                          (5.3)                 (5.7)
    Dividends from equity investments                                                          -                   0.1
    Amortization of interest rate swap                                                     (11.7)                 (2.4)
    (Gain) on sale of investment                                                            (4.1)                    -
    Minority interest                                                                          -                  20.3
    Loss from discontinued operations                                                          -                   0.4
Changes in assets and liabilities
    Accounts receivable                                                                   (262.3)               (305.5)
    Materials and supplies, fuel oil and gas in storage                                    297.8                 336.3
    Accounts payable and other liabilities                                                (126.5)               (183.6)
    Taxes accrued                                                                           85.7                 151.1
    Interest accrued                                                                        15.0                  38.4
    Captive insurance                                                                          -                  43.2
    Other                                                                                   46.5                  83.6
                                                                            ---------------------   -------------------
Net Cash Provided by Operating Activities                                                  383.4                 578.3
                                                                            ---------------------   -------------------
Investing Activities
    Construction expenditures                                                             (111.8)               (219.0)
    Cost of removal                                                                         (4.8)                 (6.2)
    Net proceeds from sale of property and investments                                      48.1                  13.1
                                                                            ---------------------   -------------------
Net Cash Used in Investing Activities                                                      (68.5)               (212.1)
                                                                            ---------------------   -------------------
Financing Activities
    Treasury stock issued                                                                   22.9                  11.8
    Issuance of long-term debt                                                                 -                  20.0
    Payment of long-term debt                                                             (515.0)                (94.9)
    Payment of commercial paper                                                           (441.4)               (187.8)
    Preferred stock dividends paid                                                          (1.3)                 (1.5)
    Common stock dividends paid                                                            (74.6)                (71.4)
    Other                                                                                   10.5                   9.2
                                                                            ---------------------   -------------------
Net Cash Used in Financing Activities                                                     (998.9)               (314.6)
                                                                            ---------------------   -------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                      (684.0)                 51.6
Net Cash Flow from Discontinued Operations                                                 (15.0)                  1.9
Cash and Cash Equivalents at Beginning of Period                                           922.0                 203.4
                                                                            ---------------------   -------------------
Cash and Cash Equivalents at End of Period                                               $ 223.0               $ 256.9
                                                                            =====================   ===================

-----------------------------------------------------------------------------------------------------------------------



          Cash equivalents are short-term marketable securities purchased with maturities of three months or less that were carried at cost which approximates fair value.

               See accompanying Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

KeySpan Corporation (referred to in the Notes to the Financial Statements as "KeySpan," "we," "us" and "our") is a registered holding company under the Public Utility Holding Company Act of 1935, as amended ("PUHCA"). KeySpan operates six regulated utilities that distribute natural gas to approximately
2.6 million customers in New York City, Long Island, Massachusetts and New Hampshire, making KeySpan the fifth largest gas distribution company in the United States and the largest in the Northeast. We also own, lease and operate electric generating plants in Nassau and Suffolk Counties on Long Island and in Queens County in New York City and are the largest electric generation operator in New York State. Under contractual arrangements, we provide power, electric transmission and distribution services, billing and other customer services for approximately 1.1 million electric customers of the Long Island Power Authority ("LIPA"). KeySpan's other operating subsidiaries are primarily involved in gas exploration and production; underground gas storage; liquefied natural gas storage; retail electric marketing; large energy-system ownership, installation and management; service and maintenance of energy systems; and engineering and consulting services. We also invest and participate in the development of natural gas pipelines, electric generation and other energy-related projects. (See Note 2 "Business Segments" for additional information on each operating segment.)

1. BASIS OF PRESENTATION

In our opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly KeySpan's financial position as of March 31, 2005, and the results of operations for the three months ended March 31, 2005 and March 31, 2004, as well as cash flows for the three months ended March 31, 2005 and March 31, 2004. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in KeySpan's Annual Report on Form 10K for the year ended December 31, 2004. The December 31, 2004 financial statement information has been derived from the 2004 audited financial statements. Income from interim periods may not be indicative of future results. Certain reclassifications were made to conform prior period financial statements to the current period financial statement presentation.

Consolidated earnings are seasonal in nature primarily due to the significant contributions to earnings of the gas distribution operations. As a result, we expect to earn most of our annual earnings in the first and fourth quarters.

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

We have approximately 1.7 million common stock options outstanding at March 31, 2005, that were not included in the calculation of diluted EPS since the exercise price associated with these options was greater than the average market price of our common stock.

Under the requirements of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" our basic and diluted EPS are as follows:



--------------------------------------------------------------------------------------------------------------------------
                                                                                      Three Months Ended March 31,
(In Millions of Dollars, Except Per Share Amounts)                                     2005                  2004
--------------------------------------------------------------------------------------------------------------------------

Earnings for common stock                                                                    $ 234.4              $ 246.2
Interest savings on convertible preferred stock                                                    -                  0.1
Houston Exploration dilution                                                                       -                 (0.1)
--------------------------------------------------------------------------------------------------------------------------
Earnings for common stock - adjusted                                                         $ 234.4              $ 246.2
--------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding (000)                                                    161,125              159,892
Add dilutive securities:
Options                                                                                        1,120                1,050
Convertible preferred stock                                                                        -                  222
--------------------------------------------------------------------------------------------------------------------------
Total weighted average shares outstanding - assuming dilution                                162,245              161,164
--------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                                                      $ 1.45               $ 1.54
--------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                                                    $ 1.44               $ 1.53
--------------------------------------------------------------------------------------------------------------------------


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

The Electric Services segment consists of subsidiaries that: operate the electric transmission and distribution system owned by LIPA; own and provide capacity to and produce energy for LIPA from our generating facilities located on Long Island; and manage fuel supplies for LIPA to fuel our Long Island generating facilities. These services are provided in accordance with long-term service contracts having remaining terms that range from three to eight years and power purchase agreements with remaining terms that range from eight to 22 years. The Electric Services segment also includes subsidiaries that own, lease and operate the 2,200 megawatt ("MW") Ravenswood electric generation facility ("Ravenswood Facility"), located in Queens, New York, as well as a 250 MW combined cycle electric generating facility located at the Ravenswood site ("Ravenswood Expansion"). Collectively, the Ravenswood Facility and Ravenswood Expansion are referred to as the "Ravenswood Generating Station." All of the energy, capacity and ancillary services related to the Ravenswood Generating Station are sold to the New York Independent System Operator ("NYISO") energy markets. The Electric Services segment also provides retail marketing of electricity to commercial customers.

The Energy Services segment includes companies that provide primarily energy-related services to customers located primarily within the Northeastern United States, with concentrations in the New York City and Boston metropolitan areas through the following lines of business: (i) Home Energy Services, which provides residential and small commercial customers with service and maintenance of energy systems and appliances; and (ii) Business Solutions, which provides operation and maintenance, design, engineering, consulting and fiber optic services to commercial, institutional and industrial customers.

In January and February of 2005, KeySpan sold its mechanical contracting subsidiaries. The operating results and financial position of these companies, which were previously consolidated within the Energy Services segment, have been reflected as discontinued operations on the Consolidated Statement of Income, Consolidated Balance Sheet and Consolidated Statement of Cash Flows.

In regard to the January 2005 transactions, KeySpan received proceeds of approximately $16 million, approximately $5 million of which is to be paid within a three year period. In addition, KeySpan retained a portion of its previously incurred surety indemnity support obligations related to certain performance and payment bonds issued for the benefit of KeySpan's former subsidiaries prior to closing. The current estimated cost to complete projects supported by such indemnity obligations is approximately $20 million. The buyers have agreed to complete the projects for which such indemnity obligations were incurred and to indemnify and hold KeySpan harmless with respect to its liabilities in connection with such bonds.

In connection with the February 2005 transaction, KeySpan paid or contributed approximately $26 million to its former subsidiary prior to closing the sale transaction in exchange for, among other things, the disposition of outstanding shares in the former subsidiary and the settlement of intercompany advances and replacement of a performance and payment bond issued for the benefit of its former subsidiary with respect to a pending project, which bond had been supported by a $150 million indemnity obligation of KeySpan. In addition, KeySpan received from its former subsidiary an indemnity bond issued by a third party surety company, the purpose of which is to reimburse KeySpan in an amount up to $80 million in the event it is required to perform under all other indemnity obligations previously incurred by KeySpan to support the remaining bonded projects of its former subsidiary as of the closing. As of March 31, 2005, the total cost to complete such remaining bonded projects is estimated to be approximately $65 million. The aforementioned guarantees are reflected in
Note 6 "Financial Guarantees and Contingencies." KeySpan's former subsidiary has also agreed to complete the projects for which such indemnity obligations were incurred and indemnify and hold KeySpan harmless with respect to any liabilities in connection with such bonds.

In  the  fourth  quarter  of  2004,   KeySpan's  investment  in  its  mechanical
contracting subsidiaries was written-down to fair value.

The Energy Investments segment consists of our gas exploration and production investments, as well as certain other domestic energy-related investments. KeySpan's gas exploration and production activities include its wholly-owned subsidiaries Seneca Upshur Petroleum, Inc. ("Seneca-Upshur") and KeySpan Exploration and Production, LLC ("KeySpan Exploration"). Seneca-Upshur is engaged in gas exploration and production activities primarily in West Virginia. KeySpan Exploration is engaged in a joint venture with The Houston Exploration Company ("Houston Exploration"), an independent natural gas and oil exploration company located in Houston, Texas. During the first quarter of 2004, our gas exploration and production investments also included a 55% equity interest in Houston Exploration, the operations of which were fully consolidated in KeySpan's Consolidated Financial Statements. Houston Exploration's revenues and operating income were $152.4 million and $62.1 million, respectively, for the first quarter of 2004. In the fourth quarter of 2004 KeySpan sold its remaining interests in Houston Exploration.

This segment is also engaged in pipeline development activities. KeySpan and Duke Energy Corporation each own a 50% interest in the Islander East Pipeline Company, LLC ("Islander East"). Islander East was created to pursue the authorization and construction of an interstate pipeline from Connecticut, across Long Island Sound, to a terminus near Shoreham, Long Island. Once in service, the pipeline is expected to transport up to 260,000 DTH daily to the Long Island and New York City energy markets. Further, KeySpan has a 21% interest in the Millennium Pipeline project which is expected to transport up to 500,000 DTH of natural gas a day from Corning to Ramapo, New York, where it will connect to an existing pipeline. Additionally, subsidiaries in this segment hold a 20% equity interest in the Iroquois Gas Transmission System LP, a pipeline that transports Canadian gas supply to markets in the Northeastern United
States. These subsidiaries are accounted for under the equity method. Accordingly, equity income from these investments is reflected as a component of operating income in the Consolidated Statement of Income.

Through its wholly owned subsidiary, KeySpan LNG, KeySpan owns a 600,000 barrel liquefied natural gas storage and receiving facility in Providence, Rhode Island, the operations of which are fully consolidated.

During the first quarter of 2004, we also had an approximate 61% investment in certain midstream natural gas assets in Western Canada through KeySpan Energy Canada Partnership ("KeySpan Canada"). These assets included 14 processing plants and associated gathering systems that produced approximately 1.5 BCFe of natural gas daily and provided associated natural gas liquids fractionation. These operations were fully consolidated in KeySpan's Consolidated Financial Statements. KeySpan Canada's revenues and operating income were $22.2 million and $8.6 million, respectively, for the first quarter of 2004. In the fourth quarter of 2004 KeySpan sold its remaining interests in KeySpan Canada.

In the first quarter of 2005, KeySpan sold its 50% interest in Premier Transmission Limited ("PTL"), a gas pipeline from southwest Scotland to Northern Ireland. On February 25, 2005, KeySpan entered into a Share Sale and Purchase Agreement with BG Energy Holdings Limited and Premier Transmission Financing Public Limited Company ("PTFPL"), pursuant to which all of the outstanding shares of PTL were to be purchased by PTFPL. On March 18, 2005 the sale was completed and generated cash proceeds of approximately $48.1 million. In the fourth quarter of 2004, KeySpan recorded a pre-tax non-cash impairment charge of $26.5 million reflecting the difference between the anticipated cash proceeds from the sale of PTL compared to its carrying value. The final sale of PTL resulted in a pre-tax gain of $4.1 million reflecting the difference from earlier estimates.

The accounting policies of the segments are the same as those used for the preparation of the Consolidated Financial Statements. The segments are strategic business units that are managed separately because of their different operating and regulatory environments. Operating results of our segments are evaluated by management on an operating income basis. At March 31, 2005, the total assets of each reportable segment have not changed materially from those levels reported at December 31, 2004. As mentioned, the mechanical contracting subsidiaries, included in Energy Services, are reported as discontinued operations for March 31, 2004. The reportable segment information is as follows:



-----------------------------------------------------------------------------------------------------------------------------------
                                                                                  Energy Investments
                                                                                ------------------------
                                                                                  Gas
                                                                                Exploration
                                          Gas           Electric    Energy        and          Other
(In Millions of Dollars)               Distribution     Service     Services    Production   Investments  Eliminations  Consolidated
-----------------------------------------------------------------------------------------------------------------------------------

Three Months Ended March 31, 2005
Unaffiliated revenue                        2,025.5      400.4         44.5            -         10.1           -       2,480.5
Intersegment revenue                              -        4.6          2.6            -            -        (7.2)            -
Operating Income                              391.9       51.0         (2.8)           -          6.4        (7.8)        438.7

Three Months Ended March 31, 2004
Unaffiliated revenue                        1,927.8      359.1         44.1        152.4         27.2           -       2,510.6
Intersegment revenue                              -          -          2.5            -          1.3        (3.8)            -
Operating Income                              379.7       47.2        (17.5)        62.1         12.9         3.2         487.6

-----------------------------------------------------------------------------------------------------------------------------------



Eliminating  items  include  intercompany   interest  income  and  expense,  the
elimination of certain intercompany accounts, as well as activities of our corporate and administrative areas.

Because of the nature of our Electric Services business, electric revenues are derived from two large customers - the NYISO and LIPA. Electric Services revenues from these customers of $371.0 million and $345.6 million for the three months ended March 31, 2005 and 2004, respectively, represent approximately15% and 13%, respectively of our consolidated revenues in both periods.

3. COMPREHENSIVE INCOME

The table below indicates the components of comprehensive income:


------------------------------------------------------------------------------------------------------------------------
                                                                                        Three Months Ended March 31,
(In Millions of Dollars)                                                                2005                    2004
------------------------------------------------------------------------------------------------------------------------

Net Income                                                                               $ 235.7                $ 247.7
------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax
Net losses (gains) on derivative instruments                                                (4.8)                  11.0
Foreign currency translation adjustments                                                    (5.0)                  (1.8)
Unrealized gains (losses) on marketable securities                                          (1.8)                   0.5
Settlement of derivative premiums                                                              -                    3.4
Unrealized losses on derivative financial instruments                                       (7.3)                 (42.5)
------------------------------------------------------------------------------------------------------------------------
Other comprehensive loss, net of tax                                                       (18.9)                 (29.4)
------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                                     $ 216.8                $ 218.3
------------------------------------------------------------------------------------------------------------------------
Related tax (benefit) expense
Net losses (gains) on derivative instruments                                                (0.5)                   5.9
Foreign currency translation adjustments                                                    (2.7)                  (1.0)
Unrealized gains (losses) on marketable securities                                          (1.0)                   0.3
Settlement of derivative premiums                                                              -                    1.9
Unrealized losses on derivative financial instruments                                       (6.7)                 (22.9)
------------------------------------------------------------------------------------------------------------------------
Total Tax (Benefit) Expense                                                              $ (10.9)               $ (15.8)
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

Derivative financial instruments are employed by our gas distribution operations to reduce the cash flow variability associated with the purchase price for a portion of future natural gas purchases for our regulated firm gas sales customers. The accounting for these derivative instruments is subject to Statement of Financial Accounting Standards ("SFAS") 71 "Accounting for the Effects of Certain Types of Regulation." See the caption below "Firm Gas Sales Derivative Instruments - Regulated Utilities" for a further discussion of these derivatives. Certain derivative instruments employed by our gas distribution operations are not subject to SFAS 71. Utility tariffs applicable to certain large-volume customers permit gas to be sold at prices established monthly relative to a prevailing alternate fuel price but limited to the cost of gas plus the tail block rate. KEDNY uses over-the-counter ("OTC") natural gas swaps, with offsetting positions in OTC fuel oil swaps of equivalent energy value, to hedge the cash-flow variability of specified portions of gas purchases and sales associated with these customers. The maximum length of time over which we have hedged cash flow variability associated with forecasted purchases and sales of natural gas is through October 2005. We use standard New York Mercantile

Exchange ("NYMEX") futures prices to value the gas and heating oil positions. At March 31, 2005, the fair value of gas swap contracts was $4.4 million; the fair value of the oil swap contracts was a liability of $13.8 million. These derivative balances are expected to be reclassified from other comprehensive income into earnings over the next twelve months.

Seneca-Upshur utilizes OTC natural gas swaps to hedge the cash flow variability associated with forecasted sales of a portion of its natural gas production. At March 31, 2005, Seneca-Upshur has hedge positions in place for approximately 85% of its estimated 2005 through 2007 gas production, net of gathering costs. We use market quoted forward prices to value these swap positions. The maximum length of time over which Seneca-Upshur has hedged such cash flow variability is through December 2007. The fair value of these derivative instruments at March 31, 2005 was a liability of $8.3 million. The estimated amount of losses associated with such derivative instruments that are reported in other comprehensive income and that are expected to be reclassified into earnings over the next twelve months is $3.8 million, or approximately $2.5 million after-tax.

The Ravenswood Generation Station uses derivative financial instruments to hedge the cash flow variability associated with the purchase of natural gas and oil that will be consumed during the generation of electricity. The Ravenswood Generation Station also hedges the cash flow variability associated with a portion of electric energy sales.

With respect to price exposure associated with fuel purchases for the Ravenswood Generation Station, KeySpan employs natural gas futures contracts to hedge the cash flow variability for a portion of forecasted purchases of natural gas. KeySpan also employs the use of financially-settled oil swap contracts to hedge the cash flow variability for a portion of forecasted purchases of fuel oil that will be consumed by the Ravenswood Generation Station. We use standard NYMEX futures prices to value the gas futures contracts and market quoted forward prices to value oil swap contracts. The maximum length of time over which we have hedged cash flow variability associated with forecasted purchases of natural gas is through September 2005. The fair value of these derivative instruments at March 31, 2005 was negligible. The maximum length of time over which we have hedged cash flow variability associated with forecasted purchases of fuel oil is through April 2006. The fair value of these derivative instruments at March 31, 2005 was $1.0 million. A substantial portion of these derivative instruments, which are reported in other comprehensive income, are expected to be reclassified into earnings over the next twelve months.


We have also engaged in the use of cash-settled swap instruments to hedge the cash flow variability associated with a portion of forecasted electric energy sales from the Ravenswood Generation Station. Our hedging strategy is to hedge at least 50% of forecasted on-peak summer season electric energy sales and a portion of forecasted electric energy sales for the remainder of the year. The maximum length of time over which we have hedged cash flow variability is through March 2006. We use market quoted forward prices to value these outstanding derivatives. The fair value of these derivative instruments at March 31, 2005 was a liability of $2.0 million all of which is expected to be reclassified into earnings over the next twelve months. The after-tax impact is anticipated to be $1.3 million.

The above noted derivative financial instruments are cash flow hedges that qualify for hedge accounting under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," collectively SFAS 133, and are not considered held for trading purposes as defined by current accounting literature. Accordingly, we carry the fair value of our derivative instruments on the Consolidated Balance Sheet as either a current or deferred asset or liability, as appropriate, and defer the effective portion of unrealized gains or losses in accumulated other comprehensive income. Gains and losses are reclassified from accumulated other comprehensive income to the Consolidated Statement of Income in the period the hedged transaction affects earnings. Gains and losses are reflected as a component of either revenue or fuel and purchased power depending on the hedged transaction. Hedge ineffectiveness, which was negligible during the first quarter of 2005, results from changes during the period in the price differentials between the index price of the derivative contract and the price of the purchase or sale for the cash flow that is being hedged, and is recorded directly to earnings.

The table below summarizes the fair value of outstanding financially-settled commodity derivative instruments that qualify for hedge accounting at March 31, 2005 and December 31, 2004 and the related line item on the Consolidated Balance Sheet. Fair value is the amount at which derivative instruments could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale.


--------------------------------------------------------------------------------------------------------
(In Millions of Dollars)                                           March 31, 2005      December 31, 2004
--------------------------------------------------------------------------------------------------------

Gas Contracts:
  Other current assets                                                    $ 4.5                   $ 0.2
  Accounts payable and other liabilities                                   (3.8)                   (6.2)
  Other deferred liabilities                                               (4.5)                   (0.8)

Oil Contracts:
  Other current assets                                                      1.0                     7.7
  Accounts payable and other liabilities                                  (13.8)                      -

Electric Contracts:
  Other current assets                                                        -                     0.4
  Accounts payable and other liabilities                                   (2.0)                      -
--------------------------------------------------------------------------------------------------------
                                                                        $ (18.6)                  $ 1.3
--------------------------------------------------------------------------------------------------------



Financially-Settled Commodity Derivative Instruments that Do Not Qualify for Hedge Accounting: KeySpan subsidiaries also have employed a limited number of financial derivatives that do not qualify for hedge accounting treatment under SFAS 133. In 2004, we purchased a series of call options on the spread between the price of heating oil and the price of natural gas. The options cover the period February 2005 through October 2005 and further complement our hedging strategy noted above regarding sales to certain large-volume customers. As stated, we sell gas to certain large-volume customers at prices established monthly relative to a prevailing alternate fuel price but limited to the cost of gas plus the tail block rate. Utility tariffs, however, establish an upper limit on the price KeySpan can charge for the sale of natural gas to these customers. These options are intended to limit KeySpan's exposure to heating oil price spikes. These options do not qualify for hedge accounting treatment under SFAS
133. We recorded a $3.1 million benefit in other income and deductions on the Consolidated Statement of Income to reflect the change in the market value associated with this derivative instrument for the first quarter of 2005. In addition, the Ravenswood Generation Station sold a three year option for 30-day peaking gas service. The 30-day peaking gas service is for the following three winter seasons: October 2004 - March 2005, October 2005 - March 2006 and October 2006 - March 2007. For each of the winter seasons just mentioned, the counterparty can call on the Ravenswood Generation Station to supply no more than 30,000 Mdth of a gas a day for no more than 30 days. We recorded a $3.3 million benefit in other income and deductions on the Consolidated Statement of Income to reflect the change in the market value associated with this derivative instrument for the first quarter of 2005.

Firm Gas Sales Derivative Instruments - Regulated Utilities: We use derivative financial instruments to reduce the cash flow variability associated with the purchase price for a portion of future natural gas purchases associated with our Gas Distribution operations. Our strategy is to minimize fluctuations in firm gas sales prices to our regulated firm gas sales customers in our New York and New England service territories. The accounting for these derivative instruments is subject to SFAS 71. Therefore, changes in the fair value of these derivatives have been recorded as a regulatory asset or regulatory liability on the Consolidated Balance Sheet. Gains or losses on the settlement of these contracts are initially deferred and then refunded to or collected from our firm gas sales customers consistent with regulatory requirements. At March 31, 2005, these derivatives had a fair value of $78.6 million and are reflected as a regulatory liability on the Consolidated Balance Sheet.

Physically-Settled Commodity Derivative Instruments: SFAS 133 establishes criteria that must be satisfied in order for option contracts, forward contracts with optionality features, or contracts that combine a forward contract and a purchase option contract to be exempted as normal purchases and sales. Certain contracts for the physical purchase of natural gas associated with our regulated gas utilities are not exempt as normal purchases from the requirements of SFAS
133. Since these contracts are for the purchase of natural gas sold to regulated firm gas sales customers, the accounting for these contracts is subject to SFAS
71. Therefore, changes in the market value of these contracts have been recorded as a regulatory asset or regulatory liability on the Consolidated Balance Sheet. At March 31, 2005, these derivatives had a net negative fair value of $3.2 million and are reflected as a regulatory liability of $4.8 million and a regulatory asset of $8.0 on the Consolidated Balance Sheet.

Interest Rate Derivative  Instruments:  In January 2005,  KeySpan  redeemed $500 million of outstanding debt - 6.15% Notes due 2006, and accelerated the amortization of approximately $11.2 million of previously unamortized benefits associated with an interest rate swap on these bonds that was previously settled. The accelerated amortization was recorded as a reduction to interest expense. (See Note 9 "Long-term Debt and Commercial Paper for additional details regarding the debt redemption.) There were no interest rate derivative instruments outstanding at March 31, 2005.

Weather Derivatives: The utility tariffs associated with KEDNE's operations do not contain weather normalization adjustments. As a result, fluctuations from normal weather may have a significant positive or negative effect on the results of these operations.

In 2004, we entered into heating-degree day put options to mitigate the effect of fluctuations from normal weather on KEDNE's financial position and cash flows for the 2004/2005 winter heating season - November 2004 through March 2005. These put options would have paid KeySpan up to $40,000 per heating degree day when the actual temperature was below 4,130 heating degree days, or approximately 5% warmer than normal, based on the most recent 20-year average for normal weather. The maximum amount KeySpan would have received on these purchased put options is $16 million. The net premium cost for these options was $1.6 million and was amortized over the heating season. Unlike previous years if weather was colder than normal KeySpan would have no financial obligation. Since weather was colder than normal during the first quarter of 2005 there was no earnings impact associated with these financial derivative instruments. We account for these derivatives pursuant to the requirements of EITF 99-2, "Accounting for Weather Derivatives." In this regard, such instruments are accounted for using the "intrinsic value method" as set forth in such guidance.

Derivative contracts are primarily used to manage exposure to market risk arising from changes in commodity prices and interest rates. In the event of non-performance by a counterparty to a derivative contract, the desired impact may not be achieved. The risk of counterparty non-performance is generally considered a credit risk and is actively managed by assessing each counterparty credit profile and negotiating appropriate levels of collateral and credit support. In instances where counterparties' credit quality has declined, or credit exposure exceeds certain levels, we may limit our credit exposure by restricting new transactions with counterparties, requiring additional collateral or credit support and negotiating the early termination of certain agreements. We believe that our credit risk related to the above mentioned derivative financial instruments is no greater than the risk associated with the primary contracts which they hedge and that the elimination of a portion of the price risk reduces volatility in our reported results of operations, financial position and cash flows and lowers overall business risk.

5. RECENT ACCOUNTING PRONOUNCEMENTS

In 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") 106-2 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." This guidance clarified the accounting and disclosure requirements for employers with postretirement benefit plans that have been affected by the passage of the Medicare Prescription Drug Improvement and Modernization Act of 2003 ("the Act"). The Act introduced two new features to Medicare that an employer needs to consider in measuring its obligation and net periodic postretirement benefit costs. KeySpan's retiree health benefit plan currently includes a prescription drug benefit that is provided to retired employees. KeySpan implemented the requirements of FSP 106-2 in September 2004.

In January 2005, the Department of Health and Human Services/Centers for Medicare and Medicaid Services (CMS) released final regulations with regard to the implementation of the major provisions of the Medicare Act. KeySpan is currently reviewing the new provisions and believes that the new guidance will not have a material impact on its results of operations or cash flows.

In December 2004 the FASB issued SFAS 123 (revised 2004) "Share-Based Payment." This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement revises certain provisions of SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion 25 "Accounting for Stock Issued to Employees." The fair-value-based method in this Statement is similar to the fair-value-based method in Statement 123 in most respects. However, the following are key differences between the two: Entities are required to measure liabilities incurred to employees in share based payment transactions at fair value as compared to using the intrinsic method allowed under Statement 123. Entities are required to estimate the number of instruments for which the requisite service is expected to be rendered, as compared to accounting for forfeitures as they occur under Statement 123. Incremental compensation cost for a modification of the terms or conditions of an award are also measured differently under this Statement compared to Statement 123. This Statement also clarifies and expands Statement 123's guidance in several areas. The effective date of this Statement is the beginning of the first fiscal year beginning after June 15, 2005. KeySpan adopted the prospective method of transition for stock options in accordance with SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." Accordingly, compensation expense has been recognized by employing the fair value recognition provisions of SFAS 123 for grants awarded after January 1, 2003. KeySpan is currently reviewing the requirements of this Statement, and believes that implementation of this Statement will not have a material impact on its results of operations or financial position and no impact on its cash flows.

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

The term of the Master Lease extends through June 20, 2009. On all future semi-annual payment dates, we have the right to: (i) either purchase the facility for the original acquisition cost of $425 million, plus the present value of the lease payments that would otherwise have been paid through June 2009; or (ii) terminate the Master Lease and dispose of the facility. In June 2009, when the Master Lease terminates, we may purchase the facility in an amount equal to the original acquisition cost, subject to adjustment, or surrender the facility to the lessor. If we elect not to purchase the property, the Ravenswood Facility will be sold by the lessor. We have guaranteed to the lessor 84% of the residual value of the original cost of the property.

We have classified the Master Lease as $412.3 million of long-term debt on the Consolidated Balance Sheet based on our current status as primary beneficiary. Further, we have an asset on the Consolidated Balance Sheet for an amount substantially equal to the fair market value of the leased assets at the inception of the lease, less depreciation since that date, or approximately $336 million.

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

Asset Retirement Obligations: In 2003, KeySpan adopted SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 required us to record a liability and corresponding asset representing the present value of legal obligations associated with the retirement of tangible, long-lived assets that existed at the inception of the obligation. KeySpan's only asset retirement obligation ("ARO") relates to its investment in Seneca-Upshur and was approximately $1.9 million at March 31, 2005.

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


Environmental Matters

New York Sites: Within the State of New York we have identified 43 historical manufactured gas plant ("MGP") sites and related facilities, which were owned or operated by KeySpan subsidiaries or such companies' predecessors. These former sites, some of which are no longer owned by us, have been identified to the New York State Public Service Commission ("NYPSC") and the Department of Environmental Conservation ("DEC") for inclusion on appropriate site inventories. Administrative Orders on Consent ("ACO") or Voluntary Cleanup Agreements have been executed with the DEC to address the investigation and remediation activities associated with certain sites. KeySpan submitted applications to the DEC for each of the remaining sites in August 2004 under the DEC's Brownfield Cleanup Program ("BCP"). As a result of a recent United States Supreme Court decision, KeySpan withdrew its applications in the DEC's BCP program and will resubmit applications for individual sites under various DEC cleanup programs on a case-by-case basis.

We have identified 28 of these sites as being associated with the historical operations of KEDNY. One site has been fully remediated. Subject to the issues described in the preceding paragraph, the remaining 27 sites will be investigated and, if necessary, remediated under the terms and conditions of various types of DEC cleanup orders. Expenditures incurred to date by us with respect to KEDNY MGP-related activities total $50.0 million.

The remaining 15 sites have been identified as being associated with the historical operations of KEDLI. Expenditures incurred to date by us with respect to KEDLI MGP-related activities total $44.7 million. One site has been fully investigated and requires no further action. The remaining sites will be investigated and, if necessary, remediated under the conditions of various types of DEC cleanup orders.

We presently estimate the remaining cost of our KEDNY and KEDLI MGP-related environmental remediation activities will be $202.4 million, which amount has been accrued by us as a reasonable estimate of probable cost for known sites. However, remediation costs for each site may be materially higher than noted, depending upon changing technologies and regulatory standards, selected end use for each site, and actual environmental conditions encountered.

With respect to remediation costs, the KEDNY and KEDLI rate plans generally provide for the recovery from customers of investigation and remediation costs of certain sites. At March 31, 2005, we have reflected a regulatory asset of $225.8 million for our KEDNY/KEDLI MGP sites. In accordance with NYPSC policy, KeySpan records a reduction to regulatory liabilities as costs are incurred for environmental cleanup activities. At March 31, 2005, these previously deferred regulatory liabilities totaled $31.2 million. In October 2003, KEDNY and KEDLI filed a joint petition with the NYPSC seeking rate treatment for additional environmental costs that may be incurred at all of our New York MGP sites. That petition is still pending.

We are also responsible for environmental obligations associated with the Ravenswood Facility, purchased from Consolidated Edison in 1999, including remediation activities associated with its historical operations and those of the MGP facilities that formerly operated at the site. We are not responsible for liabilities arising from disposal of waste at off-site locations prior to the acquisition closing and any monetary fines arising from Consolidated Edison's pre-closing conduct. We presently estimate the remaining environmental clean up activities for this site will be $2.3 million, which amount has been accrued by us. Expenditures incurred to date total $2.7 million.

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

We presently estimate the remaining cost of these Massachusetts KEDNE MGP-related environmental cleanup activities will be $14.9 million, which amount has been accrued by us as a reasonable estimate of probable cost for known sites, however remediation costs for each site may be materially higher than noted, depending upon changing technologies and regulatory standards, selected end use for each site, and actual environmental conditions encountered. Expenditures incurred since November 8, 2000, the date KeySpan acquired Eastern Enterprises, with respect to these MGP-related activities total $24.1 million.

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

We presently estimate the remaining cost of EnergyNorth MGP-related environmental cleanup activities will be $12.5 million, which amount has been accrued by us as a reasonable estimate of probable cost for known sites however, remediation costs for each site may be materially higher than noted, depending upon changing technologies and regulatory standards, selected end use for each site, and actual environmental conditions encountered. Expenditures incurred since November 8, 2000, with respect to these MGP-related activities total $10.3 million.

By rate orders, the Massachusetts Department of Telecommunications and Energy ("MADTE") and the New Hampshire Public Utility Commission ("NHPUC") provide for the recovery of site investigation and remediation costs and, accordingly, at December 31, 2004, we have reflected a regulatory asset of $44.0 million for the KEDNE MGP sites. As previously mentioned, Colonial Gas Company and Essex Gas Company are not subject to the provisions of SFAS 71 and therefore have recorded no regulatory asset. However, rate orders currently in effect for these subsidiaries provide for the recovery of investigation and remediation costs.

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

We presently estimate the remaining cost of our environmental cleanup activities for the three non-utility sites will be approximately $18.9 million, which amount has been accrued by us as a reasonable estimate of probable costs for known sites however, remediation costs for each site may be materially higher than noted, depending upon changing technologies and regulatory standards, selected end use for each site, and actual environmental conditions encountered. Expenditures incurred since November 8, 2000, with respect to these sites total $13.9 million.

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

See  KeySpan's  Annual  Report on Form 10K for the year ended  December 31, 2004
Note 7 to those Consolidated Financial Statements "Contractual Obligations, Financial Guarantees and Contingencies" for further information on environmental matters.

Legal Matters

From time to time we are subject to various legal proceedings arising out of the ordinary course of our business. Except as described below, or in KeySpan's Annual Report on Form 10K for the year ended December 31, 2004, we do not consider any of such proceedings to be material to our business or likely to result in a material adverse effect on our results of operations, financial condition or cash flows.

On February 9, 2005, KeySpan was served with a shareholder derivative action asserting claims on behalf of KeySpan based upon breach of fiduciary duty. The complaint, which was filed in the New York State Supreme Court for the County of Kings, relates to the 2001 Roy Kay related losses and alleges that KeySpan's directors and certain senior officers breached their fiduciary duties when they placed their own personal interests above the interests of KeySpan by using material non-public information (the losses at Roy Kay) to sell securities at artificially inflated prices.

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

Financial Guarantees

KeySpan has issued financial guarantees in the normal course of business, primarily on behalf of its subsidiaries, to various third party creditors. At March 31, 2005, the following amounts would have to be paid by KeySpan in the event of non-payment by the primary obligor at the time payment is due:


-----------------------------------------------------------------------------------------------------------------------------
   Nature of Guarantee (In Thousands of Dollars)                               Amount of Exposure       Expiration Dates
-----------------------------------------------------------------------------------------------------------------------------

Guarantees for Subsidiaries
   Medium-Term Notes - KEDLI                                        (i)                  $ 525,000        2008-2010
   Industrial Development Revenue Bonds                             (ii)                   128,000          2027
   Ravenswood - Master Lease                                        (iii)                  425,000          2009
   Ravenswood - Sale/leaseback                                      (iv)                   385,000          2040
   Surety Bonds                                                     (v)                    126,000       2005 - 2008
   Commodity Guarantees and Other                                   (vi)                    58,000          2005
   Letters of Credit                                                (vii)                   74,000          2005
--------------------------------------------------------------------------------------------------------------------------
                                                                                       $ 1,721,000
--------------------------------------------------------------------------------------------------------------------------





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

(iii)KeySpan has guaranteed all payment and performance obligations of KeySpan Ravenswood, LLC, the lessee under the Master Lease. The term of the lease has been extended to June 20, 2009. The Master Lease is classified as $412.3 million long-term debt on the Consolidated Balance Sheet.

(iv) KeySpan has guaranteed all payment and performance obligations of KeySpan Ravenswood, LLC, the lessee under the sale/leaseback transaction associated with the Ravenswood Expansion. The initial term of the lease is for 36 years. As noted previously, this lease qualifies as an operating lease and is not reflected on the Consolidated Balance Sheet.

(v) KeySpan has agreed to indemnify the issuers of various surety and performance bonds associated with certain construction projects currently being performed by certain current and former subsidiaries within the
     Energy Services segment. In the event that the current or former subsidiaries fail to perform their obligations under contracts, the injured party may demand that the surety make payments or provide services under the bond. KeySpan would then be obligated to reimburse the surety for any expenses or cash outlays it incurs. Although KeySpan is not guaranteeing any new bonds for any of the former subsidiaries, KeySpan's indemnity obligation supports the contractual obligations of these current and former subsidiaries. It is contemplated that the majority of the current contracts will be completed by the end of 2005. In addition, a performance and payment bond issued for the benefit of a former subsidiary with respect to a pending project, which bond had been supported by a $150 million indemnity obligation, has been replaced. KeySpan has also received from a former subsidiary an indemnity bond issued by a third party insurance company, the purpose of which is to reimburse KeySpan in an amount up to $80 million in the event it is required to perform under all other indemnity obligations previously incurred by KeySpan to support such company's bonded projects existing prior to divestiture.

(vi) KeySpan has guaranteed commodity-related payments for subsidiaries within the Energy Services segment, as well as KeySpan Ravenswood, LLC. These guarantees are provided to third parties to facilitate physical and financial transactions involved in the purchase of natural gas, oil and other petroleum products for electric production and marketing activities. The guarantees cover actual purchases by these subsidiaries that are still outstanding as of March 31, 2005.

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

     To date, KeySpan has not had a claim made against it for any of the above guarantees and we have no reason to believe that our subsidiaries or former subsidiaries will default on their current obligations. However, we cannot predict when or if any defaults may take place or the impact any such defaults may have on our consolidated results of operations, financial condition or cash flows.

Other Contingencies

We derive a substantial portion of our revenues in our Electric Services segment from a series of agreements with LIPA pursuant to which we manage LIPA's transmission and distribution system and supply the majority of LIPA's customers' electricity needs. The agreements terminate at various dates between May 28, 2006 and May 28, 2013, and at this time we can provide no assurance that any of the agreements will be renewed or extended, or if they were to be renewed or extended, the terms and conditions thereof. In addition, given the complexity of these agreements, disputes arise from time to time between KeySpan and LIPA concerning the rights and obligations of each party to make and receive payments as required pursuant to the terms of these agreements. As a result, KeySpan is unable to determine what effect, if any, the ultimate resolution of these disputes will have on its financial condition, results of operations or cash flows.

In addition, LIPA is in the process of performing a long-term strategic review initiative regarding its future direction. It has engaged a team of advisors and consultants and has been conducting public hearings to develop recommendations to be submitted to the LIPA Trustees. Some of the strategic options that LIPA is considering include whether LIPA should continue its operations as they presently exist, fully municipalize or privatize, sell some, but not all of their assets and become a regulator of rates and services. LIPA was initially required to make a determination by May 2005 as to whether it would exercise its option to purchase our Long Island generating plants pursuant to the terms of the Generation Purchase Rights Agreement. KeySpan and LIPA have mutually agreed to extend the date by which LIPA must make this determination to December 15, 2005. At the time, we are unable to determine what the outcome of this strategic review will have on our financial condition, results of operations or cash flows. Any action that may be taken will have to take into consideration the long-term nature of our existing contracts.

7. STOCK OPTIONS

Stock options have been issued to KeySpan officers, directors and certain other management employees and consultants as approved by the Board of Directors. These options generally vest over a three-to-five year period and have exercise periods from five to ten years. In 2003, KeySpan adopted the prospective method of transition of accounting for stock option expense in accordance with SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure". Accordingly, compensation expense has been recognized by employing the fair value recognition provisions of SFAS 123 "Accounting for Stock-Based Compensation" for grants awarded after January 1, 2003.

KeySpan continues to apply APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for grants awarded prior to January 1, 2003. Accordingly, no compensation cost has been recognized for these fixed stock option plans in the Consolidated Financial Statements since the exercise prices and market values were equal on the grant dates. Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under the plans consistent with SFAS 123, our net income and earnings per share would have decreased to the pro-forma amounts indicated below:



------------------------------------------------------------------------------------------------------------------
                                                                                Three Months Ended March 31,
(In Millions of Dollars, Except Per Share Amounts)                                2005                     2004
------------------------------------------------------------------------------------------------------------------

Earnings available for common stock:
As reported                                                                     $ 234.4                  $ 246.2
     Add: recorded stock-based compensation expense, net of tax                     2.9                      1.5
     Deduct: total stock-based compensation expense, net of tax                    (3.4)                    (2.9)
------------------------------------------------------------------------------------------------------------------
Pro-forma earnings                                                              $ 233.9                  $ 244.8
------------------------------------------------------------------------------------------------------------------
Earnings per share:
     Basic - as reported                                                         $ 1.45                   $ 1.54
     Basic - pro-forma                                                           $ 1.45                   $ 1.53

     Diluted - as reported                                                       $ 1.44                   $ 1.53
     Diluted - pro-forma                                                         $ 1.44                   $ 1.52
------------------------------------------------------------------------------------------------------------------


8. POSTRETIREMENT BENEFITS

Pension Plans: The following information represents the consolidated net periodic pension cost for the three months ended March 31, 2005 and 2004 for our noncontributory defined benefit pension plans which cover substantially all employees. Benefits are based on years of service and compensation. Funding for pensions is in accordance with requirements of federal law and regulations. KEDLI and Boston Gas Company are subject to certain deferral accounting requirements mandated by the NYPSC and the MADTE, respectively for pension costs and other postretirement benefit costs. Further, KeySpan's electric subsidiaries are subject to certain "true-up" provisions in accordance with the LIPA service agreements.

The calculation of net periodic pension cost is as follows:


--------------------------------------------------------------------------------------------------------------------------------
                                                                                           Three Months Ended March 31,
(In Millions of Dollars)                                                                  2005                         2004
--------------------------------------------------------------------------------------------------------------------------------

Service cost, benefits earned during the period                                         $ 15.0                       $ 13.1
Interest cost on projected benefit obligation                                             37.4                         36.0
Expected return on plan assets                                                          (42.9)                       (36.5)
Net amortization and deferral                                                             18.9                         16.9
--------------------------------------------------------------------------------------------------------------------------------
Total pension cost                                                                      $ 28.4                       $ 29.5
--------------------------------------------------------------------------------------------------------------------------------



Other Postretirement Benefits: The following information represents the consolidated net periodic other postretirement benefit cost for the three months ended March 31, 2005 and 2004 for our noncontributory defined benefit plans covering certain health care and life insurance benefits for retired employees. We have been funding a portion of future benefits over employees' active service lives through Voluntary Employee Beneficiary Association ("VEBA") trusts.

Contributions to VEBA trusts are tax deductible, subject to limitations contained in the Internal Revenue Code.

Net  periodic   other   postretirement   benefit  cost  included  the  following
components:


------------------------------------------------------------------------------------------------------------------------------
                                                                                      Three Months Ended March 31,
(In Millions of Dollars)                                                                    2005                        2004
------------------------------------------------------------------------------------------------------------------------------

Service cost, benefits earned during the period                                              $ 6.3                      $ 5.4
Interest cost on accumulated
   postretirement benefit obligation                                                          19.9                       18.5
Expected return on plan assets                                                                (9.1)                      (7.7)
Net amortization and deferral                                                                 16.5                       11.3
------------------------------------------------------------------------------------------------------------------------------
Other postretirement cost                                                                    $33.6                      $27.5
------------------------------------------------------------------------------------------------------------------------------

>


During the first quarter of 2005, KeySpan has contributed $4.0 million to its pension plans and $9.0 million to its other postretirement benefit plans. Subsequent to March 31, 2005, KeySpan contributed an additional $94.5 million to its pension plans. At the present time, KeySpan does not anticipate contributing any additional funds to its pension plans for the remainder of 2005. However, KeySpan anticipates contributing an additional $17 million to its other postretirement benefit plans during the remainder of 2005. These estimated contribution levels are subject to change based on future market returns, interest rates and certain other measurements. Actual contributions, therefore, may vary from these levels.

9. LONG-TERM DEBT and COMMERCIAL PAPER

On January 14, 2005, KeySpan redeemed $500 million of outstanding debt - 6.15% Notes due 2006. KeySpan incurred $20.9 million in call premiums and wrote-off $1.3 million of previously deferred costs. Further, we accelerated the amortization of approximately $11.2 million of previously unamortized benefits associated with an interest rate swap on these bonds. The accelerated amortization was recorded as a reduction to interest expense.

At December 31, 2004, KeySpan had $460 million of MEDS Equity Units outstanding at 8.75% consisting of a three-year forward purchase contract for our common stock and a six-year note. The purchase contract required us, three years from the date of issuance of the MEDS Equity Units, May 16, 2005, to issue and the investors to purchase, a number of shares of our common stock based on a formula tied to the market price of our common stock at that time. The 8.75% coupon was composed of interest payments on the six-year note of 4.9% and premium payments on the three-year equity forward contract of 3.85%.

There were 9.2 million MEDS Equity units issued which are subject to conversion upon execution of the three-year forward purchase contract. The number of shares to be issued depends on the average closing price of our common stock over the 20 day trading period ending on the third trading day prior to May 16, 2005. If the average closing price of KeySpan's common stock over this time frame is less than or equal to $35.30, then 13 million shares will be issued. If the average closing price over this time frame is greater than or equal to $42.36, then 10.9 million shares will be issued. The number of shares issued at a price between $35.30 and $42.36 will be between 10.9 million and 13 million based upon a sliding scale.

In 2005, KeySpan was required to remarket the note component of the Equity Units between February 2005 and May 2005 and reset the interest rate to the then current market rate of interest; however, the reset interest rate could not be set below 4.9%. In March 2005, KeySpan remarketed the note component of $394.9 million of the Equity Units at the reset interest rate of 4.9% through their maturity date of May 2008. The balance of the notes ($65.1 million) were held by the original MEDS equity holders in accordance with their terms and not remarketed. KeySpan then exchanged $300 million of the remarketed notes for $307.2 million of new 30 year notes bearing an interest rate of 5.8%. Therefore, at March 31, 2005 KeySpan had $160 million of 4.9% notes outstanding with a maturity date of May 2008 and $307.2 million of 5.8% notes outstanding with a maturity date of April 2035.

The cash proceeds generated by the remarketing have been deposited in a special trust that will be used by the original MEDS Equity Units holders to purchase KeySpan common stock on May 16, 2005 under the formula described earlier. The note holders who did not remarket their notes were required to post treasury securities into the special trust as well. The funds in the trust will accrete to $460 million which will be provided to KeySpan on May 16, 2005 to satisfy the MEDS purchase contracts. Currently, KeySpan has no legal right to the funds currently deposited in the special trust and therefore has not reflected this cash on its Consolidated Balance Sheet.

KeySpan applied the accounting requirements of Emerging Issues Task Force ("EITF") 96-19 "Debtor's Accounting for a Modification or Exchange of Debt Instruments" to account for these transactions and, as a result, recorded charges of $4.1 million representing the remaining balance of prior unamortized issuance costs, as well as fees paid to the prior note holders. KeySpan also deferred $2.7 million of issuance costs associated with the exchange.

The MEDS Equity Units were not considered convertible instruments for purposes of applying SFAS 128 "Earnings Per Share" calculations, unless or until such time as the market value of KeySpan's common stock reached a threshold appreciation price of $42.36 per share, which did not occur.

KeySpan currently has two credit facilities totaling $1.3 billion - a $640 million five year revolving credit facility due June 2009 and a three year $660 million facility due June 2006. These facilities continue to support KeySpan's commercial paper program for working capital needs.

The fees for these facilities are subject to a ratings-based grid, with an annual fee of 0.08% on the five-year facility and 0.125% on the three-year facility. Both credit agreements allow for KeySpan to borrow using several different types of loans; specifically, Eurodollar loans, ABR loans, or competitively bid loans. Eurodollar loans in the five-year facility are based on the Eurodollar rate plus a margin of 0.40% for loans up to 33% of the facility, and an additional 0.125% for loans over 33% of the facility. In the three-year facility Eurodollar loans are based on the Eurodollar rate plus a margin of 0.625% for loans up to 33% of the facility, and an additional 0.125% for loans over 33% of the facility. ABR loans are based on the highest of the Prime Rate, the base CD rate plus 1%, or the Federal Funds Effective Rate plus 0.5%. Competitive bid loans are based on bid results requested by KeySpan from the lenders. We do not anticipate borrowing against these facilities; however, if the credit rating on our commercial paper program were to be downgraded, it may be necessary to do so.

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

At March 31, 2005, consolidated indebtedness was 51.4% of consolidated capitalization. Assuming the equity issuance expected to occur on May 16, 2005 as noted above, the consolidated indebtedness at March 31, 2005 would have been 48.8%.

At March 31, 2005, $470.9 million of commercial paper was outstanding at a weighted average annualized interest rate of 2.83%. We had the ability to borrow up to an additional $829.1 million at March 31, 2004 under the commercial paper program.

10. KEYSPAN GAS EAST CORPORATION SUMMARY FINANCIAL INFORMATION

KEDLI is a wholly owned subsidiary of KeySpan. KEDLI was formed on May 7, 1998 and on May 28, 1998 acquired substantially all of the assets related to the gas distribution business of the Long Island Lighting Company. KEDLI established a program for the issuance, from time to time, of up to $600 million aggregate principal amount of Medium-Term Notes, which are fully and unconditionally guaranteed by the parent, KeySpan Corporation. On February 1, 2000, KEDLI issued $400 million of 7.875% Medium-Term Notes due 2010. In January 2001, KEDLI issued an additional $125 million of Medium-Term Notes at 6.9% due January 2008. The following condensed financial statements are required to be disclosed by SEC regulations and set forth those of KEDLI, KeySpan Corporation as guarantor of the Medium-Term Notes and our other subsidiaries on a combined basis.

-----------------------------------------------------------------------------------------------------------------------------------
                           Statement of Income
-----------------------------------------------------------------------------------------------------------------------------------
                                                                      Three Months Ended March 31, 2005
(In Millions of Dollars)                         Guarantor         KEDLI        Other Subsidiaries     Eliminations    Consolidated
------------------------------------------------------------------------------------------------------------------------------------

Revenues                                           $ 0.2         $ 503.6              $ 1,976.9            $ (0.2)        $ 2,480.5
                                            ----------------------------------------------------------------------------------------
Operating Expenses
  Purchased gas                                        -           314.1                  994.7                 -           1,308.8
  Fuel and purchased power                             -               -                  133.1                 -             133.1
  Operations and maintenance                         6.3            32.5                  348.4                 -             387.2
  Intercompany expense                                 -             1.3                   (1.3)                                  -
  Depreciation and amortization                        -            26.5                   79.6                 -             106.1
  Operating taxes                                      -            17.0                   94.9                 -             111.9
                                            ----------------------------------------------------------------------------------------
Total Operating Expenses                             6.3           391.4                1,649.4                 -           2,047.1
                                            ----------------------------------------------------------------------------------------
Income from equity investments                         -               -                    5.3                 -               5.3
                                            ----------------------------------------------------------------------------------------
Operating Income (Loss)                             (6.1)          112.2                  332.8              (0.2)            438.7
                                            ----------------------------------------------------------------------------------------

Interest charges                                   (29.7)          (14.8)                 (63.3)             47.8             (60.0)
Other income and (deductions)                      261.7             0.1                   13.4            (282.9)             (7.7)
                                            ----------------------------------------------------------------------------------------
Total Other Income and (Deductions)                232.0           (14.7)                 (49.9)           (235.1)            (67.7)
                                            ----------------------------------------------------------------------------------------

Income Taxes (Benefit)                              (9.8)           34.1                  111.0                 -             135.3

Discontinued Operations                                -               -                      -                 -                 -
                                          ------------------------------------------------------------------------------------------
Net Income                                       $ 235.7          $ 63.4                $ 171.9          $ (235.3)          $ 235.7
                                          ==========================================================================================


------------------------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------------------
                        Statement of Income
-----------------------------------------------------------------------------------------------------------------------------------
                                                                     Three Months Ended March 31, 2004
(In Millions of Dollars)                        Guarantor         KEDLI        Other Subsidiaries     Eliminations     Consolidated
-----------------------------------------------------------------------------------------------------------------------------------

Revenues                                           $ 0.2         $ 471.1              $ 2,039.5           $ (0.2)        $ 2,510.6
                                         ------------------------------------------------------------------------------------------
Operating Expenses
  Purchased gas                                        -           291.1                  935.5                -           1,226.6
  Fuel and purchased power                             -               -                  101.6                -             101.6
  Operations and maintenance                         0.4            33.2                  373.4                -             407.0
  Intercompany expense                                 -             1.4                   (1.4)                                 -
  Depreciation and amortization                        -            29.8                  141.4                -             171.2
  Operating taxes                                      -            19.6                  102.7                -             122.3
                                         ------------------------------------------------------------------------------------------
Total Operating Expenses                             0.4           375.1                1,653.2                -           2,028.7
                                         ------------------------------------------------------------------------------------------
Income from equity investments                         -               -                    5.7                -               5.7
                                         ------------------------------------------------------------------------------------------
Operating Income (Loss)                             (0.2)           96.0                  392.0             (0.2)            487.6
                                         ------------------------------------------------------------------------------------------

Interest charges                                   (53.5)          (15.9)                 (71.5)            56.8             (84.1)
Other income and (deductions)                      297.5             0.4                   (2.1)          (313.5)            (17.7)
                                                                    ---------------------------------------------------------------
Total Other Income and (Deductions)                244.0           (15.5)                 (73.6)          (256.7)           (101.8)
                                         ------------------------------------------------------------------------------------------

Income Taxes (Benefit)                              (5.9)           22.7                  120.9                -             137.7
                                         ------------------------------------------------------------------------------------------
Earnings from Continuing Operations                249.7            57.8                  197.5           (256.9)            248.1
Discontinued Operations                                -               -                   (0.4)               -              (0.4)
                                         ------------------------------------------------------------------------------------------
Net Income                                       $ 249.7          $ 57.8                $ 197.1         $ (256.9)          $ 247.7
                                         ==========================================================================================


-----------------------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------------
Balance Sheet
-----------------------------------------------------------------------------------------------------------------------------
                                                                               March 31, 2005
(In Millions of Dollars)                            Guarantor       KEDLI     Other Subsidiaries   Eliminations Consolidated
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash & temporary cash investments                  $ 82.7         $ (5.2)         $ 145.5             $ -       $ 223.0
   Accounts receivable, net                              1.5          202.9          1,371.3               -       1,575.7
   Other current assets                                  3.2          138.8            328.7               -         470.7
   Assets of discontinued operations                       -              -              3.4               -           3.4
                                               ------------------------------------------------------------------------------
                                                        87.4          336.5          1,848.9               -       2,272.8
                                               ------------------------------------------------------------------------------

Equity Investments                                   4,510.1            0.8            138.0        (4,412.3)        236.6
                                               ------------------------------------------------------------------------------
Property
   Gas                                                     -        2,015.3          4,923.4               -       6,938.7
   Other                                                   -              -          3,018.2               -       3,018.2
   Accumulated depreciation and depletion                  -         (391.0)        (2,471.9)              -      (2,862.9)
   Property of discontinued operations                     -              -              3.2               -           3.2
                                               ------------------------------------------------------------------------------
                                                           -        1,624.3          5,472.9               -       7,097.2
                                               ------------------------------------------------------------------------------

Intercompany Accounts Receivable                     2,349.5           24.5          1,774.2        (4,148.2)            -
                                                           -
Deferred Charges                                       376.9          231.6          2,366.3               -       2,974.8

                                               ------------------------------------------------------------------------------
Total Assets                                       $ 7,323.9      $ 2,217.7       $ 11,600.3      $ (8,560.5)   $ 12,581.4
                                               ==============================================================================

LIABILITIES AND CAPITALIZATION
Current Liabilities
   Accounts payable                                   $ 47.0         $ 92.6          $ 638.3             $ -       $ 777.9
   Commercial paper                                    470.9              -                -               -         470.9
   Other current liabilities                           322.1          108.4             71.7               -         502.2
   Liabilities of discontinued operations                  -              -              4.6               -           4.6
                                               ------------------------------------------------------------------------------
                                                       840.0          201.0            714.6               -       1,755.6
                                               ------------------------------------------------------------------------------
Intercompany Accounts Payable                           51.3           57.3          1,906.8        (2,015.4)            -
                                               ------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
Deferred income tax                                    (78.6)         301.8            894.7               -       1,117.9
Other deferred credits and liabilities                 574.3          127.7          1,011.0               -       1,713.0
                                               ------------------------------------------------------------------------------
                                                       495.7          429.5          1,905.7               -       2,830.9
                                               ------------------------------------------------------------------------------
Capitalization
Common shareholders' equity                          4,087.5          879.0          3,513.1        (4,412.3)      4,067.3
Long-term debt                                       1,849.4          650.9          3,546.7        (2,132.8)      3,914.2
                                               ------------------------------------------------------------------------------
Total Capitalization                                 5,936.9        1,529.9          7,059.8        (6,545.1)      7,981.5
                                               ------------------------------------------------------------------------------
Minority Interest in Subsidiary Companies                  -              -             13.4               -          13.4
                                               ------------------------------------------------------------------------------
Total Liabilities & Capitalization                 $ 7,323.9      $ 2,217.7       $ 11,600.3      $ (8,560.5)   $ 12,581.4
                                               ==============================================================================

-----------------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------------------
Balance Sheet
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 December 31, 2004
(In Millions of Dollars)                       Guarantor         KEDLI         Other Subsidiaries      Eliminations    Consolidated
-----------------------------------------------------------------------------------------------------------------------------------

ASSETS
Current Assets
   Cash & temporary cash investments             $ 580.7          $ (0.9)             $ 342.2               $ -            $ 922.0
   Accounts receivable, net                          0.8           223.6              1,087.7                 -            1,312.1
   Other current assets                              4.5           146.5                650.6                 -              801.6
   Assets of discontinued operations                   -               -                 42.9                 -               42.9
                                         ------------------------------------------------------------------------------------------
                                                   586.0           369.2              2,123.4                 -            3,078.6
                                         ------------------------------------------------------------------------------------------

Investments and Other                            4,567.3             2.0                169.1          (4,465.5)             272.9
                                         ------------------------------------------------------------------------------------------
Property
   Gas                                                 -         1,998.5              4,872.7                 -            6,871.2
   Other                                               -               -              2,987.8                 -            2,987.8
   Accumulated depreciation
        and depletion                                  -          (334.4)            (2,465.4)                -           (2,799.8)
   Property of discontinued
         operations                                    -               -                  8.7                 -                8.7
                                         ------------------------------------------------------------------------------------------
                                                       -         1,664.1              5,403.8                 -            7,067.9
                                         ------------------------------------------------------------------------------------------

Intercompany Accounts Receivable                 2,485.7               -              1,292.2          (3,777.9)                 -

Deferred Charges                                   381.3           221.4              2,342.0                 -            2,944.7

                                         ------------------------------------------------------------------------------------------
Total Assets                                   $ 8,020.3       $ 2,256.7           $ 11,330.5        $ (8,243.4)        $ 13,364.1
                                        ===========================================================================================

LIABILITIES AND CAPITALIZATION
Current Liabilities
   Accounts payable                               $ 48.4         $ 111.6              $ 746.7               $ -            $ 906.7
   Commercial paper                                912.2               -                    -                 -              912.2
   Other current liabilities                       294.7           167.2                (62.7)                -              399.2
   Liabilities of discontiuned operation               -               -                 64.2                 -               64.2
                                        -------------------------------------------------------------------------------------------
                                                 1,255.3           278.8                748.2                 -            2,282.3
                                        -------------------------------------------------------------------------------------------
Intercompany Accounts Payable                          -           101.3              2,147.8          (2,249.1)                 -
                                        -------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
Deferred income tax                                (83.2)          298.1                909.2                 -            1,124.1
Other deferred credits and liabilities             534.5           112.0                964.4                 -            1,610.9
                                        -------------------------------------------------------------------------------------------
                                                   451.3           410.1              1,873.6                 -            2,735.0
                                        -------------------------------------------------------------------------------------------
Capitalization
Common shareholders' equity                      3,940.5           815.6              3,604.2          (4,465.5)           3,894.8
Preferred stock                                     19.7               -                    -                 -               19.7
Long-term debt                                   2,353.5           650.9              2,943.1          (1,528.8)           4,418.7
                                        -------------------------------------------------------------------------------------------
Total Capitalization                             6,313.7         1,466.5              6,547.3          (5,994.3)           8,333.2
                                        -------------------------------------------------------------------------------------------
Minority Interest in
        Subsidiary Companies                           -               -                 13.6                 -               13.6
                                        -------------------------------------------------------------------------------------------
Total Liabilities & Capitalization             $ 8,020.3       $ 2,256.7           $ 11,330.5        $ (8,243.4)        $ 13,364.1
                                        ===========================================================================================

-----------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------
Statement of Cash Flows
------------------------------------------------------------------------------------------------------------------------------
                                                                                Three Months Ended March 31, 2005
                                                        ----------------------------------------------------------------------
(In Millions of Dollars)                                       Guarantor        KEDLI       Other Subsidiaries    Consolidated
------------------------------------------------------------------------------------------------------------------------------

Operating Activities
Net Cash Provided by Operating Activities                       $ 33.4        $ 81.6                $ 268.4           $ 383.4
                                                        ----------------------------------------------------------------------
Investing Activities
   Capital expenditures                                              -         (17.0)                 (94.8)           (111.8)
   Cost of removal                                                   -          (0.3)                  (4.5)             (4.8)
   Proceeds from sale of investment                                  -             -                   48.1              48.1
                                                        ----------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities                  -         (17.3)                 (51.2)            (68.5)
                                                        ----------------------------------------------------------------------
Financing Activities
   Treasury stock issued                                          22.9             -                      -              22.9
   Payment of debt, net                                         (941.4)            -                  (15.0)           (956.4)
   Common and preferred stock dividends paid                     (75.9)            -                      -             (75.9)
   Other                                                          10.5             -                      -              10.5
   Intercompany dividend payments                                265.0                               (265.0)                -
   Net intercompany accounts                                     187.5         (68.6)                (118.9)                -

                                                        ----------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities             (531.4)        (68.6)                (398.9)           (998.9)
                                                        ----------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents          $ (498.0)       $ (4.3)              $ (181.7)         $ (684.0)
Net Cash Flow from Discontinued Operations                           -             -                  (15.0)            (15.0)
Cash and Cash Equivalents at Beginning of Period                 580.7          (0.9)                 342.2             922.0
                                                        ----------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                      $ 82.7        $ (5.2)               $ 145.5           $ 223.0
                                                        ======================================================================

------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Statement of Cash Flows
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 Three Months Ended March 31, 2004
                                                             ----------------------------------------------------------------------
(In Millions of Dollars)                                        Guarantor         KEDLI        Other Subsidiaries     Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net Cash Provided by (Used in) Operating Activities               $ 95.1          $ 91.2                $ 392.0          $ 578.3
                                                             ----------------------------------------------------------------------
Investing Activities
   Capital expenditures                                                -           (24.4)                (194.6)          (219.0)
  Cost of removal                                                      -            (0.4)                  (5.8)            (6.2)
  Proceeds from sale of property                                       -               -                   13.1             13.1
                                                             ----------------------------------------------------------------------
Net Cash Used in Investing Activities                                  -           (24.8)                (187.3)          (212.1)
                                                             ----------------------------------------------------------------------
Financing Activities
   Treasury stock issued                                            11.8               -                      -             11.8
   Payment of debt, net                                           (187.8)              -                  (74.9)          (262.7)
   Common and preferred stock dividends paid                       (72.9)              -                      -            (72.9)
   Other                                                             9.5               -                   (0.3)             9.2
   Net intercompany accounts                                       128.4           (67.9)                 (60.5)               -
                                                                                                                               -
                                                             ----------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities               (111.0)          (67.9)                (135.7)          (314.6)
                                                             ----------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents               (15.9)           (1.5)                  69.0             51.6
Net Cash Flow from Discontinued Operations                             -               -                    1.9              1.9
Cash and Cash Equivalents at Beginning of Period                    97.6             1.6                  104.2            203.4
                                                             ----------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                        $ 81.7           $ 0.1                $ 175.1          $ 256.9
                                                             ======================================================================

-----------------------------------------------------------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary of Results

The following is a summary of transactions affecting comparative earnings for the three months ended March 31, 2005, compared to the three months ended March 31, 2004. Capitalized terms used in the following discussion, but not otherwise defined, have the same meaning as when used in the Notes to the Consolidated Financial Statements included under Item 1. References to "KeySpan," "we," "us," and "our" mean KeySpan Corporation, together with its consolidated subsidiaries.

The table below summarizes the KeySpan's results of operations for the periods indicated.


---------------------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended                         Three Months Ended
(In Millions of Dollars,                                   March 31, 2005                             March 31, 2004
   Except Per Share Amounts)                         Earnings            E.P.S.                 Earnings             E.P.S.
---------------------------------------------------------------------------------------------------------------------------

Earnings from core operations,
   less preferred stock dividends                      $ 234.4          $ 1.45                    $ 222.8           $ 1.39
Non-core earnings                                            -               -                       23.8             0.15
Discontinued operations                                      -               -                       (0.4)               -

---------------------------------------------------------------------------------------------------------------------------
Earnings for common stock                              $ 234.4          $ 1.45                    $ 246.2           $ 1.54
---------------------------------------------------------------------------------------------------------------------------


KeySpan's earnings for common stock for the three months ended March 31, 2005 were $234.4 million, or $1.45 per share, compared to $246.2 million or $1.54 per share realized during the corresponding period last year. In the first quarter of 2004, KeySpan held a 55% equity ownership interest in The Houston Exploration Company ("Houston Exploration"), an independent natural gas and oil exploration company located in Houston, Texas. Further, KeySpan held an approximate 61% investment in certain midstream natural gas assets in Western Canada through KeySpan Energy Canada Partnership ("KeySpan Canada"). The operations of both Houston Exploration and KeySpan Canada were fully consolidated in KeySpan's Consolidated Financial Statements during the first quarter of 2004. KeySpan sold its ownership interest in these non-core operations in the fourth quarter of 2004. During the three months ended March 31, 2004, the combined earnings of Houston Exploration and KeySpan Canada were $23.8 million or $0.15 per share. Additionally, for March 31, 2004 we have reclassified the operations of KeySpan's former mechanical contracting subsidiaries as discontinued operations as these companies were discontinued in the fourth quarter of 2004 and sold in early 2005. In the fourth quarter of 2004, KeySpan's investment in its mechanical contracting subsidiaries was written-down to fair value.

As indicated in the above table, KeySpan's earnings from core operations, less preferred stock dividends increased $11.5 million or $0.06 per share in the first quarter of 2005, primarily reflecting higher earnings from our gas distribution operations, as well as lower interest charges. Gas distribution earnings were favorably impacted by customer additions and oil-to-gas conversions, net of attrition and conservation, as well as from higher revenues associated with the large volume heating market. The decrease in interest expense resulted from the benefits attributable to lower outstanding debt resulting from debt redemptions in the fourth quarter of 2004 and the first quarter of 2005, as well as from the sale of Houston Exploration and KeySpan Canada. See the discussion under the caption "Review of Operating Segments " for additional details on KeySpan's operating results.

Consolidated Review of Results

Operating income by segment, as well as consolidated earnings for common stock is set forth in the following table for the periods indicated.


----------------------------------------------------------------------------------------------------
(In Millions of Dollars, Except per Share)
----------------------------------------------------------------------------------------------------

Quarter Ended March 31,                                                 2005                2004
----------------------------------------------------------------------------------------------------

Gas Distribution                                                        $ 391.9             $ 379.7
Electric Services                                                          51.0                47.2
Energy Services                                                            (2.8)              (17.5)
Energy Investments                                                          6.4                75.0
Eliminations and other                                                     (7.8)                3.2
----------------------------------------------------------------------------------------------------
Operating Income                                                          438.7               487.6
Interest charges                                                          (60.0)              (84.1)
Other income and (deductions)                                              (7.7)              (17.7)
Income taxes                                                              135.3               137.7
----------------------------------------------------------------------------------------------------
Earnings from continuing operations                                       235.7               248.1
Discontinued operations                                                       -                (0.4)
----------------------------------------------------------------------------------------------------
Net Income                                                                235.7               247.7
Preferred stock dividend requirements                                       1.3                 1.5
----------------------------------------------------------------------------------------------------
Earnings for Common Stock                                               $ 234.4             $ 246.2
----------------------------------------------------------------------------------------------------
Basic Earnings per Share
   Continuing operations, less preferred
      stock dividends                                                    $ 1.45              $ 1.54
   Discontinued operations                                                    -                   -
----------------------------------------------------------------------------------------------------
                                                                         $ 1.45              $ 1.54
----------------------------------------------------------------------------------------------------


As indicated in the above table, operating income decreased $49.0 million, or 10% for the quarter ended March 31, 2005, compared to the corresponding period last year. The decrease in operating income primarily reflects lower operating results associated with the Energy Investments segment of $68.6 million. As noted earlier, during the first quarter of 2004 KeySpan held a 55% ownership interest in Houston Exploration and an approximate 61% ownership interest in KeySpan Canada. For the three months ended March 31, 2004, the combined operating income of Houston Exploration and KeySpan Canada was approximately $71 million. KeySpan sold its ownership interest in these non-core operations in the fourth quarter of 2004.

KeySpan's continuing businesses posted an increase in operating income of $22 million primarily as a result of higher earnings from the Gas Distribution segment of $12.2 million and better results from the Energy Services segment. The Gas Distribution results reflect an increase in net gas revenues (revenues less the cost of gas and associated revenue taxes) while the operating results of the Energy Services segment benefited from lower operating expenses. (See the discussion under the caption "Review of Operating Segments" for further details on each segment.)

Interest expense decreased $24.0 million, or 29% reflecting the benefits attributable to lower outstanding debt resulting from recent debt redemptions, as well as the sale of Houston Exploration and KeySpan Canada. In addition to debt redemptions in 2004, on January 14, 2005, KeySpan redeemed $500 million 6.15% Series due 2006 of outstanding debt. KeySpan incurred $20.9 million in call premiums and wrote-off $1.3 million of previously deferred financing costs. Further, KeySpan accelerated the amortization of approximately $11.2 million of previously unamortized benefits associated with an interest rate swap on these bonds. The accelerated amortization of the interest rate swap and the write-off of previously deferred financing costs were recorded to interest expense. At March 31, 2005 KeySpan had $3.9 billion of debt outstanding compared to $5.5 billion outstanding at March 31, 2004.

In addition to the debt redemption charge noted above, other income and (deductions) for the first quarter of 2005 includes a number of other items. In the first quarter of 2005, KeySpan sold its 50% interest in Premier Transmission Limited ("PTL"), a gas pipeline from southwest Scotland to Northern Ireland and realized cash proceeds of approximately $48.1 million. In the fourth quarter of 2004, KeySpan recorded a pre-tax non-cash impairment charge of $26.5 million reflecting the difference between the anticipated cash proceeds from the sale of PTL compared to its carrying value. The final sale of PTL resulted in a pre-tax gain of $4.1 million reflecting the difference from earlier estimates. (See Note 2 to the Consolidated Financial Statements "Business Segments" for additional details.) Further, other income and (deductions) reflects a $6.4 million non cash gain reflecting the fair value of outstanding derivative financial instruments that do not qualify for hedge accounting treatment. (See Note 4 to the Consolidated Financial Statements, "Hedging and Derivative Financial
Instruments" for additional details.) For the quarter ended March 31, 2004, other income and (deductions) included the minority interest impact associated with our ownership interests in Houston Exploration and KeySpan Canada of $20.3 million.

Income tax expense for the first quarter of 2005 and 2004 generally reflects the level of pre-tax income. Further, income tax expense for the first quarter of 2004 includes a $6.0 million benefit from a revised appraisal associated with property that was disposed of in 2003.



Earnings for common  stock for the three months ended March 31, 2005,  decreased

$11.9 million, or $0.09 per share compared to the same period last year reflecting the items previously noted - specifically the comparative adverse impact to earnings from the sale of Houston Exploration and KeySpan Canada in 2004, offset by higher earnings from the Gas Distribution segment and lower interest charges.

Consistent with our prior earnings guidance, KeySpan's consolidated earnings for 2005 are forecasted to be in the range of $2.30 to $2.40 per share, excluding special items. Since we sold the majority of our non-core assets in 2004, the earnings forecast represents earnings from all continuing operations less preferred stock dividends. Further, the earnings forecast includes the anticipated dilutive impact from the conversion of the MEDS Equity Units scheduled for May of this year. (See Note 9 to the Consolidated Financial Statements "Long-Term Debt and Commercial Paper" for an explanation of the MEDS Equity Units.)

Consolidated earnings are seasonal in nature due to the significant contribution to earnings of our gas distribution operations. As a result, we expect to earn most of our annual earnings in the first and fourth quarters of our fiscal year.

Review of Operating Segments

KeySpan reports its segment results on an Operating Income basis. Management believes that this Generally Accepted Accounting Principle (GAAP) based measure provides a reasonable indication of KeySpan's underlying performance associated with its operations. The following is a discussion of financial results achieved by KeySpan's operating segments presented on an operating income basis.

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

The table below highlights certain significant financial data and operating statistics for the Gas Distribution segment for the periods indicated.


----------------------------------------------------------------------------------------------------------------------------
                                                                                              Three Months Ended March 31,
(In Millions of Dollars)                                                                      2005                     2004
----------------------------------------------------------------------------------------------------------------------------

Revenues                                                                                   $ 2,025.5              $ 1,927.8
Cost of gas                                                                                  1,313.4                1,226.6
Revenue taxes                                                                                   24.8                   34.8
----------------------------------------------------------------------------------------------------------------------------
Net Revenues                                                                                   687.3                  666.4
----------------------------------------------------------------------------------------------------------------------------
Operating Expenses
   Operations and maintenance                                                                  181.8                  172.4
   Depreciation and amortization                                                                76.8                   76.9
   Operating taxes                                                                              36.8                   37.4
----------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                                                       295.4                  286.7
----------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                             $ 391.9                $ 379.7
----------------------------------------------------------------------------------------------------------------------------
Firm gas sales and transportation (MDTH)                                                     152,556                154,316
Transportation - Electric Generation (MDTH)                                                    2,840                  4,139
Other Sales (MDTH)                                                                            56,540                 52,956
Warmer (Colder) than Normal - New York                                                          (2.7)%                 (6.0)%
Warmer (Colder) than Normal - New England                                                       (6.6)%                 (9.4)%
----------------------------------------------------------------------------------------------------------------------------


          A MDTH is 10,000 therms (British Thermal Units) and reflects the heating content of approximately one million cubic feet of gas. A therm reflects the heating content of approximately 100 cubic feet of gas. One billion cubic feet (BCF) of gas equals approximately 1,000 MDTH.

Executive Summary

Operating income increased $12.2 million for the three months ended March 31, 2005 compared to the same period last year, primarily due to an increase in net gas revenues (revenues less the cost of gas and associated revenue taxes) of $20.9 million resulting from customer additions and oil-to-gas conversions in our firm gas sales market, as well as from higher net gas revenues in our large-volume heating markets. Partially offsetting the increase in net revenues were higher operating expenses of $8.7 million, primarily due to an increase of $5.2 million in the provision for uncollectible accounts receivable as a result of higher gas costs.

Net Revenues

Net gas revenues from our gas distribution operations increased by $20.9 million, or 3.1%, in the first quarter of 2005 compared to the same quarter last year. Net gas revenues benefited from customer additions and oil-to-gas conversions in our firm gas sales market (residential, commercial and industrial customers), as well as from higher net gas revenues in our large-volume heating and other interruptible (non-firm) markets. As measured in heating degree days, weather for the first quarter of 2005 in our New York and New England service territories was approximately 2.7% and 6.6% colder than normal, respectively, and was approximately 2% - 5% warmer than last year across KeySpan's service territories.

Net revenues from firm gas customers increased $9.3 million for the first quarter of 2005 compared to the same period last year. Customer additions and oil-to-gas conversions, net of attrition and conservation, added $15.2 million to net gas revenues. Further, we realized a benefit of $1.0 million as a result of the Boston Gas Company's Performance Based Rate Plan (the "Plan") that was approved by the Massachusetts Department of Telecommunications and Energy ("MADTE") in 2003. The Plan provides for firm gas sales rates to be adjusted each year based on an inflation factor offset by a productivity factor. (See the caption under "Regulation and Rate Matters" for further information regarding the rate filing.)

Offsetting, to some extent, the beneficial impact of the customer additions and oil-to-gas conversions was the adverse impact to comparative net gas revenues from the additional billing day last year due to the leap year. For the first quarter of 2004, KeySpan realized $5.7 million in additional net gas revenues from the additional billing day.

Weather, which was warmer than last year, resulted in an adverse impact to comparative net gas revenues of $5.3 million. KEDNY and KEDLI each operate under a utility tariff that contains a weather normalization adjustment that significantly offsets variations in firm net revenues due to fluctuations in normal weather. Since weather was colder than normal we refunded to firm customers $4.8 million through the weather normalization adjustment. However, the gas distribution operations of our New England based subsidiaries do not have a weather normalization adjustment. To mitigate the effect of fluctuations in normal weather patterns on KEDNE's results of operations and cash flows, weather derivatives were in place for the 2004/2005 winter heating season. These financial derivatives afforded KeySpan some protection against warmer than normal weather. Unlike in prior years, however, KeySpan had no financial obligation to its counterparties if weather was colder than normal during the 2004/2005 winter heating season. Since weather during the first quarter of 2005 was colder than normal in the New England service territories there was no earnings impact associated with these derivative instruments. However, in the first quarter of 2004, we recorded a $4.1 million reduction to revenues to reflect the loss on derivative positions that were settled. Therefore, comparative first quarter 2005 net revenues reflect a favorable $4.1 million variation. (See Note 4 to the Consolidated Financial Statements "Hedging and Derivative Financial Instruments" for further information).

Firm gas distribution rates for KEDNY, KEDLI and KEDNE in 2005, other than for the recovery of gas costs and as noted, have remained substantially unchanged from rates charged in 2004.

In our large-volume heating and other interruptible (non-firm) markets, which include large apartment houses, government buildings and schools, gas service is provided under rates that are designed to compete with prices of alternative fuel, including No. 2 and No. 6 grade heating oil. These "dual-fuel" customers can consume either natural gas or fuel oil for heating purposes. Net revenues in these markets increased $11.6 million during the first quarter of 2005 compared to the same period last year reflecting primarily higher pricing. Further, since weather during January 2004 was significantly colder than normal, KeySpan discontinued sales service to a segment of its dual-fuel customers for a number of days during the month, as permitted under its tariff and directed by the New York State Public Service Commission to ensure reliable service to firm customers. The majority of interruptible profits earned by KEDNE and KEDLI are returned to firm customers as an offset to gas costs.

We are committed to our expansion strategies initiated during the past few years. We believe that significant growth opportunities exist on Long Island and in our New England service territories as well as continued growth in the New York service territory. We estimate that on Long Island approximately 37% of the residential and multi-family markets, and approximately 55% of the commercial market, currently use natural gas for space heating. Further, we estimate that in our New England service territories approximately 50% of the residential and multi-family markets, as well as the commercial market, currently use natural gas for space heating purposes. We will continue to seek growth, in all our market segments, through the expansion of our gas distribution system, as well as through the conversion of residential homes from oil-to-gas for space heating purposes and the pursuit of opportunities to grow multi-family, industrial and commercial markets.

Firm Sales, Transportation and Other Quantities

Firm gas sales and transportation quantities for the quarter ended March 31, 2005 decreased slightly (1%) compared to the same period in 2004 due primarily to the warmer weather this year compared to last year. Customer additions and oil-to-gas conversions offset the full impact of the warmer weather. Net revenues are not affected by customers opting to purchase their gas supply from other sources, since delivery rates charged to transportation customers generally are the same as delivery rates charged to full sales service customers. Transportation quantities related to electric generation reflect the transportation of gas to our electric generating facilities located on Long Island. Net revenues from these services are not material.

Other sales quantities include on-system interruptible quantities, off-system sales quantities (sales made to customers outside of our service territories) and related transportation. We had an agreement with Coral Resources, L.P. ("Coral"), a subsidiary of Shell Oil Company, under which Coral assisted in the origination, structuring, valuation and execution of energy-related transactions on behalf of KEDNY and KEDLI. This agreement expired on March 31, 2005 and these services are now performed by KeySpan employees. We also have a portfolio management contract with Merrill Lynch Trading, under which Merrill Lynch Trading provides all of the city gate supply requirements at market prices and manages certain upstream capacity, underground storage and term supply contracts for KEDNE. This agreement expires on March 31, 2006, and we are exploring options with respect to the services under this contract.

Purchased Gas for Resale

The increase in gas costs for the first quarter of 2005 compared to the first quarter of 2004 of $86.8 million, or 7%, reflects an increase of 8% in the price per dekatherm of gas purchased, and a slight decrease in the quantity of gas purchased. The current gas rate structure of each of our gas distribution utilities includes a gas adjustment clause, pursuant to which variations between actual gas costs incurred for resale to firm sales customers and gas costs billed to firm sales customers are deferred and refunded to or collected from customers in a subsequent period.

Operating Expenses

Operating expenses during the first quarter of 2005 compared to the same quarter last year increased $8.7 million, or 3%. Operations and maintenance expense increased $9.4 million, or 5%, in 2005 compared to 2004 primarily due to an increase of $5.2 million in the provision for uncollectible accounts as a result of increasing gas costs. Further, the timing of the incurrence of certain insurance costs and regulatory fees resulted in a comparative increase to operations and maintenance expense. Higher depreciation charges of $3.6 million reflecting the continued expansion of the gas distribution system were offset by lower regulatory amortization charges of $3.8 million.

Other Matters

In order to serve the anticipated market requirements in our New York service territories, KeySpan and Duke Energy Corporation formed Islander East Pipeline Company, LLC ("Islander East") in 2000. Islander East is owned 50% by KeySpan and 50% by Duke Energy, and was created to pursue the authorization and construction of an interstate pipeline from Connecticut, across Long Island Sound, to a terminus near Shoreham, Long Island. Applications for all necessary regulatory authorizations were filed in 2000 and 2001. Islander East has received a final certificate from the Federal Energy Regulatory Commission ("FERC") which are non-appealable and all necessary permits from the State of New York. The State of Connecticut denied Islander East's applications for coastal zone management and Section 401 of the Clean Water Act authorizations. Islander East appealed the State of Connecticut's determination on the coastal zone management issue to the United States Department of Commerce. In 2004, the Department of Commerce overrode Connecticut's denial and granted the coastal zone management authorization. Islander East's petition for a declaratory order challenging the denial of the Section 401 authorization is pending with Connecticut's State Superior Court. Once in service, the pipeline is expected to transport up to 260,000 DTH daily to the Long Island and New York City energy markets, enough natural gas to heat 600,000 homes. The pipeline will also allow KeySpan to diversify the geographic sources of its gas supply. Various options for the financing of this pipeline construction are being evaluated. At March 31, 2004, our investment in the Islander East pipeline was $21 million.

In addition, in 2004 KeySpan acquired a 21% interest in the Millennium Pipeline development project which is anticipated to transport up to 500,000 DTH of natural gas a day to the Algonquin pipeline. The project has been approved by the FERC and, pending an amendment to the project's FERC certificate, construction could begin in the Spring of 2006, with service beginning in 2007. Once constructed, KeySpan anticipates contracting for 150,000 DTH per day of transportation capacity from the Millennium Pipeline system. As of March 31, 2005, our investment in this project was $8 million.

Electric Services

The Electric Services segment primarily consists of subsidiaries that own and operate oil and gas fired electric generating plants in the Borough of Queens (including the "Ravenswood Generation Station") and the counties of Nassau and Suffolk on Long Island. In addition, through long-term contracts of varying lengths, we manage the electric transmission and distribution ("T&D") system, the fuel and electric purchases, and the off-system electric sales for LIPA. The Electric Services segment also provides retail marketing of electricity to commercial customers.

Selected financial data for the Electric Services segment is set forth in the table below for the periods indicated.


------------------------------------------------------------------------------------------
                                                            Three Months Ended March 31,
(In Millions of Dollars)                                    2005                     2004
------------------------------------------------------------------------------------------

Revenues                                                   $ 405.0                $ 359.1
Purchased fuel                                               133.0                  101.5
------------------------------------------------------------------------------------------
Net Revenues                                                 272.0                  257.6
------------------------------------------------------------------------------------------
Operating Expenses
   Operations and maintenance                                153.6                  147.1
   Depreciation                                               22.8                   21.6
   Operating taxes                                            44.6                   41.7
------------------------------------------------------------------------------------------
Total Operating Expenses                                     221.0                  210.4
------------------------------------------------------------------------------------------
Operating Income                                            $ 51.0                 $ 47.2
------------------------------------------------------------------------------------------
Electric sales (MWH)*                                    1,001,408                983,106
Capacity(MW)*                                                2,450                  2,200
Cooling degree days                                            N/A                    N/A
------------------------------------------------------------------------------------------


            *Reflects the operations of the Ravenswood facility only.

Executive Summary

Operating income increased $3.8 million for the three months ended March 31, 2005, compared to the same period last year, due primarily to an increase in net revenues from the Ravenswood Generation Station of $8.8 million as a result of improved pricing, as well as $3.5 million of incentives earned on the LIPA Service agreements. These benefits to operating income were partially offset by operating lease costs associated with Ravenswood Expansion of $4.5 million and an increase of $3.6 million in plant overhauls for the Ravenswood Generation Station.

Net Revenues

Total electric net revenues realized during the first quarter of 2005 were $14.4 million, or 6% higher than such revenues realized during the corresponding period last year.

Net revenues from the Ravenswood Generation Station increased $8.8 million, or 15% for the three months ended March 31, 2005, compared to the same period last year reflecting increased capacity revenues of $5.6 million, as well as higher energy margins of $3.2 million. The increase in capacity revenues primarily reflects the operation of the Ravenswood Expansion, a 250 MW combined cycle generating facility that began full commercial operations in May 2004.

The increase in energy margins for the first quarter of 2005, reflects a 2% increase in the level of megawatt hours ("MWh") sold into the New York Independent System Operator ("NYISO") energy market, as well as an increase of 13% in realized "spark-spreads" (the selling price of electricity less the cost of fuel, plus hedging gains or losses). The increase in energy sales quantities primarily reflects the operations of the Ravenswood Expansion.

We employ derivative financial hedging instruments to hedge the cash flow variability for a portion of forecasted purchases of natural gas and fuel oil consumed at the Ravenswood Generation Station. Further, we have engaged in the use of derivative financial hedging instruments to hedge the cash flow variability associated with a portion of forecasted electric energy sales from the Ravenswood Generation Station. These derivative instruments resulted in hedging gains, which are reflected in net electric margins, of $2.9 million for the first quarter of 2005 compared to hedging losses of $4.6 million for the first quarter of 2004. The benefits derived from KeySpan's hedging strategy contributed to the increase in realized spark-spreads. (See Note 4 to the Consolidated Financial Statements "Hedging and Derivative Financial Instruments" for further information on KeySpan's hedging strategy.)

The rules and regulations for capacity, energy sales and the sale of certain ancillary services to the NYISO energy markets continue to evolve and there are several matters pending with the Federal Energy Regulatory Commission ("FERC"). See the discussion under the caption "Market and Credit Risk Management Activities" for further details on these matters.

Net revenues for the first quarter of 2005 from the service agreements with LIPA, including the power purchase agreements associated with two electric peaking facilities, increased approximately $8.3 million compared to the first quarter of 2004. This increase reflects, primarily, the timing of certain incentives earned on these agreements of $3.5 million. KeySpan currently anticipates earning approximately the same level of incentives in 2005 as it earned in 2004. The remaining increase is due, for the most part, to recovery of depreciation costs and property taxes. (For a description of the LIPA Agreements and power purchase agreements, see KeySpan's 2004 Annual Report on Form 10K for the Year Ended December 31, 2004 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Electric Services - Revenue Mechanisms.")

Offsetting, to some extent, these benefits to electric net revenues was a decrease of $2.7 million in revenues associated with KeySpan's electric marketing activities.

Operating Expenses

Operating expenses increased $10.6 million, or 5%, for the first quarter of 2005 compared to the first quarter of 2004. Operations and maintenance expense posted an increase of $6.5 million, or 4% over last year reflecting $4.5 million in operating lease costs associated with our financing arrangement for the Ravenswood Expansion, as well as an increase in overhaul costs at the Ravenswood Generation Station of $3.6 million, partially offset by lower postretirement costs. The increase in overhaul costs are primarily timing related, since we anticipate incurring the same level of overhaul expenses at the Ravenswood
Generation Station in 2005 as we incurred in 2004. (See Note 6 to the Consolidated Financial Statements "Financial Guarantees and Contingencies" for additional information regarding the financing arrangement for the Ravenswood Expansion.) The increase in depreciation expense is associated with KeySpan's Long Island based electric generating units and is fully recoverable from LIPA. The higher operating taxes primarily reflect an increase in property taxes which are also fully recoverable from LIPA.

Other Matters

In 2003,  the New  York  State  Board  on  Electric  Generation  Siting  and the
Environment issued an opinion and order which granted a certificate of environmental capability and public need for a 250 MW combined cycle electric generating facility in Melville, Long Island, which is now final and non-appealable. Also in 2003, LIPA issued a Request for Proposal ("RFP") seeking bids from developers to either build and operate a Long Island generating facility, and/or a new cable that will link Long Island to dedicated off-Long Island power of between 250 to 600 MW of electricity by no later than the summer of 2007. KeySpan filed a proposal in response to LIPA's RFP. In 2004, LIPA selected proposals submitted by two other bidders in response to the RFP. KeySpan remains committed to the Melville project and the benefits to Long Island's energy future that this project would supply. The project has received New York State Article X approval by having met all operational and environmental permitting requirements. Further, the project is strategically located in close proximity to both the high voltage power transmission grid and the high pressure gas distribution network. At March 31, 2005, total capitalized costs associated with the siting, permitting and procurement of equipment for the Melville facility were approximately $63 million.

LIPA is in the process of performing a long-term strategic review initiative regarding its future direction. Some of the strategic options that LIPA is considering include whether LIPA should continue its operations as they presently exist, fully municipalize or privatize, sell some, but not all of their assets and become a regulator of rates and services. LIPA was initially required to make a determination by May 2005 as to whether it would exercise its option to purchase our Long Island generating plants pursuant to the terms of the Generation Purchase Rights Agreement. KeySpan and LIPA have mutually agreed to extend the date by which LIPA must make this determination to December 15, 2005. At this time, we are unable to determine what the outcome of this strategic review will have on the Melville project, or more broadly, our Electric Services segment. As part of our growth strategy, we continually evaluate the possible acquisition and development of additional generating facilities in the Northeast. However, we are unable to predict when or if any such facilities will be acquired and the effect any such acquired facilities will have on our financial condition, results of operations or cash flows.

Energy Services

The Energy Services segment includes companies that provide energy-related services to customers located primarily within the Northeastern United States, with concentrations in the New York City and Boston metropolitan areas through the following lines of business: (i) Home Energy Services, which provides residential and small commercial customers with service and maintenance of energy systems and appliances; and (ii) Business Solutions, which provides operation and maintenance, design, engineering, consulting and fiber optic services to commercial, institutional and industrial customers.

In January and February of 2005, KeySpan sold its mechanical contracting subsidiaries. The operating results and financial position of these companies, which were previously consolidated within the Energy Services segment, have been reflected as discontinued operations on the Consolidated Statement of Income, Consolidated Balance Sheet and Consolidated Statement of Cash Flows.

In the fourth quarter of 2004, KeySpan's investment in its mechanical contracting subsidiaries was written-down to fair value and, therefore, there was no earnings impact from the final sale of these companies in the first quarter of 2005. (See Note 2 to the Consolidated Financial Statements "Business Segments" for additional details on the sale of the mechanical companies.)

The table below highlights selected financial information associated with Energy Service's continuing businesses.



-----------------------------------------------------------------------------------------------
                                                                Three Months Ended March 31,
(In Millions of Dollars)                                         2005                    2004
-----------------------------------------------------------------------------------------------

Revenues                                                        $ 47.1                  $ 46.6
Operating expenses                                                49.9                    64.1
-----------------------------------------------------------------------------------------------
Operating (Loss)                                                $ (2.8)                 $(17.5)
-----------------------------------------------------------------------------------------------


The Energy Services segment incurred an operating loss of $2.8 million for the first quarter of 2005 compared to an operating loss of $17.5 million incurred in the first quarter of 2004. The improved performance reflects a reduction in operating expenses. In the first quarter of 2004, the Home Energy Services operations incurred charges associated with the write-off of accounts receivable and contract revenues on certain projects that were determined to be uncollectible, as well as the write-down of inventory balances. Except for the charges incurred in 2004, the operations of the remaining businesses in the

Energy Services segment have remained consistent between the first quarter of 2005 and the first quarter of 2004.

Energy Investments

The Energy Investments segment consists of our gas exploration and production investments, as well as certain other domestic energy-related investments. KeySpan's gas exploration and production activities include its wholly-owned subsidiaries Seneca Upshur Petroleum, Inc. ("Seneca-Upshur") and KeySpan Exploration and Production, LLC ("KeySpan Exploration"). Seneca-Upshur is engaged in gas exploration and production activities primarily in West Virginia. KeySpan Exploration is primarily engaged in a joint venture with Houston Exploration.

This segment is also engaged in pipeline development activities. KeySpan and Duke Energy Corporation each own a 50% interest in Islander East. Islander East was created to pursue the authorization and construction of an interstate pipeline from Connecticut, across Long Island Sound, to a terminus near Shoreham, Long Island. Further, KeySpan has a 21% interest in the Millennium Pipeline project which will transport up to 500,000 DTH of natural gas a day from Corning to Ramapo, New York, where it will connect to an existing pipeline. Additionally, subsidiaries in this segment hold a 20% equity interest in the Iroquois Gas Transmission System LP, a pipeline that transports Canadian gas supply to markets in the Northeastern United States. These subsidiaries are accounted for under the equity method of accounting. Accordingly, equity income from these investments is reflected as a component of operating income in the Consolidated Statement of Income. KeySpan also owns a 600,000 barrel liquefied natural gas storage and receiving facility in Providence, Rhode Island, through its wholly owned subsidiary KeySpan LNG, the operations of which are fully consolidated. The LNG facility is being upgraded to accept marine deliveries and triple its vaporization capacity, pending regulatory approvals and the resolution of certain litigations with respect to such approvals.

During the first quarter of 2004, we also had an approximate 61% investment in certain midstream natural gas assets in Western Canada through KeySpan Energy Canada Partnership ("KeySpan Canada"). In the fourth quarter of 2004 KeySpan sold its remaining interests in KeySpan Canada.

Selected financial data and operating statistics for these energy-related investments are set forth in the following table for the periods indicated.



--------------------------------------------------------------------------------------------------------------
                                                                               Three Months Ended March 31,
(In Millions of Dollars)                                                         2005                   2004
--------------------------------------------------------------------------------------------------------------

Revenues                                                                       $ 10.1                  $ 28.5
Less: Operation and maintenance expense                                           6.5                    15.4
          Other operating expenses                                                2.5                     5.9
Add:  Equity earnings                                                             5.3                     5.7
--------------------------------------------------------------------------------------------------------------
Operating Income                                                                $ 6.4                  $ 12.9
--------------------------------------------------------------------------------------------------------------


          Operating income above reflects 100% of KeySpan's Canada's results for the first quarter of 2004.

As indicated in the above table, operating income for the Energy Investments segment decreased $6.5 million in the first quarter of 2005 compared to the corresponding period last year primarily reflecting the sale of KeySpan Canada in 2004. During the first quarter of 2004, KeySpan Canada realized operating income of $8.6 million. The remaining activities reflected an increase in operating income of $2.1 million primarily associated with lower overhead costs and operating income from Seneca-Upshur.

In the first quarter of 2005, KeySpan sold its 50% interest in Premier Transmission Limited ("PTL"), a gas pipeline from southwest Scotland to Northern Ireland. In February 2005, KeySpan entered into a Share Sale and Purchase Agreement with BG Energy Holdings Limited and Premier Transmission Financing Public Limited Company ("PTFPL"), pursuant to which all of the outstanding shares of PTL were to be purchased by PTFPL. On March 18, 2005 the sale was completed and generated cash proceeds of approximately $48.1 million. In the fourth quarter of 2004, KeySpan recorded a pre-tax non-cash impairment charge of $26.5 million reflecting the difference between the anticipated cash proceeds from the sale of PTL compared to its carrying value. The final sale of PTL resulted in a pre-tax gain of $4.1 million reflecting the difference from earlier estimates. This gain was recorded in other income and (deductions) on the Consolidated Statement of Income.

During the first quarter of 2004, our gas exploration and production investments also included a 55% equity interest in Houston Exploration, the operations of which were fully consolidated in KeySpan's Consolidated Financial Statements. In the fourth quarter of 2004, KeySpan sold its remaining interests in Houston Exploration.

Selected financial data and operating statistics for Houston Exploration are set forth in the following table for the first quarter of 2004.


----------------------------------------------------------------
                                            Three Months Ended
                                               March 31,2004
(In Millions of Dollars)
----------------------------------------------------------------

Revenues                                         $ 152.4
Depletion and amortization expense                  61.9
Other operating expenses                            28.4
----------------------------------------------------------------
Operating Income                                  $ 62.1
----------------------------------------------------------------


Other Matters

As noted above, KeySpan's LNG facility is being upgraded to accept marine deliveries and triple its vaporization capacity pending regulatory approvals and the resolution of certain litigation regarding such approvals. In February 2005, KeySpan LNG filed an action in Federal District Court in Rhode Island seeking a declaratory judgment that it is not required to obtain a "Category B Assent" from the state of Rhode Island and an injunction preventing the Rhode Island Costal Resource Management Council ("CRMC") from enforcing the Category B assent requirements. In March 2005, the Rhode Island Attorney General answered the complaint and moved to substitute the State of Rhode Island as the defendant and filed a counterclaim seeking a declaratory judgment that the expansion requires a Category B Assent. In April, the parties filed cross motions for summary judgment with respect to all issues presented to the Court, and the Court has indicated its intention to issue a decision by August 2005. On April 14, 2005, the Attorney General also filed on behalf of the State a complaint against KeySpan LNG in Rhode Island State Superior Court raising substantially the same issues as the federal court action. KeySpan LNG intends to vigorously pursue a favorable outcome of both court actions.

Allocated Costs

We are subject to the jurisdiction of the Securities and Exchange Commission ("SEC") under the Public Utility Holding Company Act ("PUHCA") as amended. As part of the regulatory provisions of PUHCA, the SEC regulates various transactions among affiliates within a holding company system. In accordance with the SEC's regulations under PUHCA and the New York State Public Service Commission, we have service companies that provide: (i) traditional corporate and administrative services; (ii) gas and electric transmission and distribution system planning, marketing, and gas supply planning and procurement; and (iii) engineering and surveying services to subsidiaries. The operating income variation as reflected in "elimination and other" is due primarily to the timing of certain corporate expenses.

Liquidity

Cash flow from operations decreased of $194.9 million in the first quarter of 2005 compared to last year primarily reflecting the absence of Houston
Exploration which contributed approximately $130 million to consolidated operating cash flow in 2004 and the one time benefit of $43 million from the start-up of the insurance captive last year. It should be noted that in prior years Houston Exploration funded their gas exploration and development activities, in part, from available cash flow from operations.

At March 31, 2005, we had cash and temporary cash investments of $223 million. During the first quarter of 2005, we repaid $441.4 million of commercial paper and, at March 31, 2005, $470.9 million of commercial paper was outstanding at a weighted-average annualized interest rate of 2.83%. We had the ability to borrow up to an additional $829.1 million at March 31, 2005, under the terms of our credit facility.

KeySpan currently has two credit facilities totaling $1.3 billion - a $640 million five year revolving credit facility due June 2009 and a three year $660 million facility due June 2006. These facilities continue to support KeySpan's commercial paper program for working capital needs.

The fees for these facilities are subject to a ratings-based grid, with an annual fee of 0.08% on the five-year facility and 0.125% on the three-year facility. Both credit agreements allow for KeySpan to borrow using several different types of loans; specifically, Eurodollar loans, ABR loans, or competitively bid loans. Eurodollar loans in the five-year facility are based on the Eurodollar rate plus a margin of 0.40% for loans up to 33% of the total five-year facility, and an additional 0.125% for loans over 33% of the total five-year facility. In the three-year facility Eurodollar loans are based on the Eurodollar rate plus a margin of 0.625% for loans up to 33% of the total three-year facility, and an additional 0.125% for loans over 33% of the total three-year facility. ABR loans are based on the highest of the Prime Rate, the base CD rate plus 1%, or the Federal Funds Effective Rate plus 0.5%. Competitive bid loans are based on bid results requested by KeySpan from the lenders. We do not anticipate borrowing against these facilities; however, if the credit rating on our commercial paper program were to be downgraded, it may be necessary to do so.

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

At March 31, 2005, consolidated indebtedness was 51.4% of consolidated capitalization. Assuming the equity issuance expected to occur on May 16, 2005 as mentioned in Note 9 to the Consolidated Financial Statements "Long-term Debt and Commercial Paper," the consolidated indebtedness at March 31, 2005 would have been 48.8%.

A substantial portion of consolidated revenues are derived from the operations of businesses within the Electric Services segment, that are largely dependent upon two large customers - LIPA and the NYISO. Accordingly, our cash flows are dependent upon the timely payment of amounts owed to us by these counterparties.

We satisfy our seasonal working capital requirements primarily through internally generated funds and the issuance of commercial paper. We believe that these sources of funds are sufficient to meet our seasonal working capital needs.

Capital Expenditures and Financing

Construction Expenditures

The table below sets forth our construction expenditures by operating segment for the periods indicated:



------------------------------------------------------------------------
                                            Three Months Ended March 31,
(In Millions of Dollars)                      2005               2004
------------------------------------------------------------------------

Gas Distribution                              $ 71.6             $ 82.2
Electric Services                               31.1               36.6
Energy Investments                               6.6               97.2
Energy Services and other                        2.5                3.0
------------------------------------------------------------------------
                                             $ 111.8            $ 219.0
------------------------------------------------------------------------



Construction expenditures related to the Gas Distribution segment are primarily for the renewal, replacement and expansion of the distribution system. Construction expenditures for the Electric Services segment reflect costs to maintain our generating facilities and, for 2004, expand the Ravenswood Generating Station. Construction expenditures related to the Energy Investments segment for 2004 primarily reflect costs associated with gas exploration and production activities of Houston Exploration, as well as costs related to KeySpan Canada's gas processing facilities.

The decrease in capital expenditures for the three months ended March 31, 2005 compared to the same period last year of $107 million mainly reflects a decrease in the Gas Distribution segment of over $10 million and a decrease in the Energy Investments segment of over $90 million. The decrease in the Gas Distribution segment is due to a lower capital budget this year, more efficient repair and maintenance processes, as well as to an improved, more timely billing process related to billing New York City for costs associated with city/state construction projects. The decrease in Energy Investments reflects the absence of Houston Exploration's gas exploration and development activities.

Financing

On January 14, 2005, KeySpan redeemed $500 million of outstanding debt - 6.15% Notes due 2006. KeySpan incurred $20.9 million in call premiums and wrote-off $1.3 million of previously deferred costs. Further, we accelerated the amortization of approximately $11.2 million of previously unamortized benefits associated with an interest rate swap on these bonds. The accelerated amortization, as well as the write-off of previously deferred costs was recorded to interest expense. Further, $55.3 million of 7.07% Series B preferred stock is scheduled to be redeemed in May 2005. Additionally, KeySpan intends to call for optional redemption $19.7 million of 7.17% Series C of preferred stock due 2008 during the second quarter. After this redemption, KeySpan will have no outstanding preferred stock.

There are 9.2 million MEDS Equity units issued which are subject to conversion upon execution of the three-year forward purchase contract. In 2005, KeySpan was required to remarket the note component of the Equity Units between February 2005 and May 2005 and reset the interest rate to the then current market rate of interest; however, the reset interest rate could not be set below 4.9%. In March 2005, KeySpan remarketed the note component of $394.9 million of the Equity Units at the reset interest rate of 4.9% through their maturity date of May 2008. The balance of the notes ($65.1 million) were held by the original MEDS equity holders in accordance with their terms, and not remarketed. KeySpan then exchanged $300 million of the remarketed notes for $307.2 million of new 30 year notes bearing an interest rate of 5.8%. Therefore, at March 31, 2005 KeySpan had $160 million of 4.9% notes outstanding with a maturity date of May 2008 and $307.2 million of 5.8% notes outstanding with a maturity date of April 2035.

The cash proceeds generated by the remarketing have been deposited in a special trust that will be used by the original MEDS Equity Units holders to purchase KeySpan common stock on May 16, 2005 under the formula described earlier. The note holders who held their notes and did not remarket them were required to post treasury securities into the special trust as well. The funds in the trust will accrete to $460 million which will be provided to KeySpan on May 16, 2005 to satisfy the MEDS purchase contracts. Currently, KeySpan has no legal right to the funds currently deposited in the special trust and therefore has not reflected this cash on its Consolidated Balance Sheet. (See Note 9 to the Consolidated Financial Statements "Long-term Debt and Commercial Paper" for additional details on the MEDs Equity Units.)

The following table represents the ratings of our long-term debt at March 31, 2005. During the fourth quarter of 2004 Standard & Poor's reaffirmed its ratings on KeySpan's and its subsidiaries' long-term debt and removed its negative outlook. Moody's Investor Services, however, continues to maintain its negative outlook ratings on KeySpan's and its subsidiaries' long-term debt.


--------------------------------------------------------------------------------
                              Moody's Investor       Standard
                                  Services           & Poor's       FitchRatings
--------------------------------------------------------------------------------

KeySpan Corporation                  A3                   A               A-
KEDNY                                N/A                  A+              A+
KEDLI                                A2                   A+              A-
Boston Gas                           A2                   A              N/A
Colonial Gas                         A2                   A+             N/A
KeySpan Generation                   A3                   A              N/A
--------------------------------------------------------------------------------


Off-Balance Sheet Arrangements

Guarantees

KeySpan has a number of financial guarantees with its subsidiaries at March 31, 2005. KeySpan has fully and unconditionally guaranteed: (i) $525 million of medium-term notes issued by KEDLI; (ii) the obligations of KeySpan Ravenswood LLC, which is the lessee under the $425 million Master Lease associated with the Ravenswood Facility and the lessee under the $385 million sale/leaseback transaction for the Ravenswood Expansion; and (iii) the payment obligations of our subsidiaries related to $128 million of tax-exempt bonds issued through the Nassau County and Suffolk County Industrial Development Authorities for the construction of two electric-generation peaking facilities on Long Island. The medium-term notes, the Master Lease and the tax-exempt bonds are reflected on the Consolidated Balance Sheet; the sale/leaseback transaction is not recorded on the Consolidated Balance Sheet. Further, KeySpan has guaranteed: (i) up to $126 million of surety bonds associated with certain construction projects currently being performed by current and former subsidiaries within the Energy Services segment; (ii) certain supply contracts, margin accounts and purchase orders for certain subsidiaries in an aggregate amount of $58 million; and (iii) $74 million of subsidiary letters of credit. These guarantees are not recorded on the Consolidated Balance Sheet. KeySpan's guarantees on certain performance bonds relating to current construction projects of the discontinued mechanical contracting companies will remain in place throughout the construction period for these projects. It is contemplated that the majority of the current contracts will be completed by the end of 2005. KeySpan has received an indemnity bond issued by a third party to offset potential exposure related to a significant portion of the continuing guarantee. At this time, we have no reason to believe that our subsidiaries or former subsidiaries will default on their current obligations. However, we cannot predict when or if any defaults may take place or the impact such defaults may have on our consolidated results of operations, financial condition or cash flows. (See Note 6 to the Consolidated Financial Statements, "Financial Guarantees and Contingencies" for additional information regarding KeySpan's guarantees.)




Contractual Obligations

KeySpan has certain contractual obligations related to its outstanding long-term debt, outstanding credit facility borrowings, outstanding commercial paper borrowings, operating and capital leases, and demand charges associated with certain commodity purchases. These obligations have remained substantially unchanged since December 31, 2004. (For additional details regarding these obligations see KeySpan's Annual Report on Form 10K for the Year Ended December 31, 2004, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, Note 6 "Long-Term Debt," as well as Note 7 to those Consolidated Financial Statements "Contractual Obligations, Financial Guarantees and Contingencies.")

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

KeySpan continually evaluates its critical accounting policies. Based upon current facts and circumstances KeySpan has decided that certain accounting policies that were considered "critical" at December 31, 2004 should no longer be considered as critical accounting policies. The accounting policies that are no longer considered critical are as follows: (i) Percentage-of-completion accounting is a method of accounting for long-term construction type contracts in accordance with Generally Accepted Accounting Principles. This accounting policy was used for engineering and mechanical contracting revenue recognition by the Energy Services segment. However, since KeySpan has sold its mechanical contracting subsidiaries, contracting revenue recognition is no longer a significant accounting issue; (ii) The full cost accounting method is used by our gas exploration and production subsidiaries to account for their natural gas and oil properties. Seneca-Upshur and KeySpan Exploration continue to apply this accounting treatment. However, since KeySpan has sold its ownership interest in Houston Exploration, KeySpan's gas exploration and production activities are not a significant aspect of its overall business operations and therefore, full cost accounting is no longer a significant accounting policy.

Below is a discussion of KeySpan's critical accounting policies and assumptions at March 31, 2005. For a more detailed discussion of these policies and assumptions see KeySpan's Annual Report on Form 10K for the Year Ended December 31, 2004, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations "Discussion of Critical Accounting Policies and Assumptions."


Valuation of Goodwill

KeySpan records goodwill on purchase transactions, representing the excess of acquisition cost over the fair value of net assets acquired. In testing for goodwill impairment under Statement of Financial Accounting Standards ("SFAS") 142 "Goodwill and Other Intangible Assets", significant reliance is placed upon a number of estimates regarding future performance that require broad assumptions and significant judgment by management. A change in the fair value of our investments could cause a significant change in the carrying value of goodwill. The assumptions used to measure the fair value of our investments are the same as those used by us to prepare annual operating segment and consolidated earnings and cash flow forecasts. In addition, these assumptions are used to set annual budgetary guidelines. At March 31, 2005, KeySpan has $1.7 billion of recorded goodwill and has concluded that the fair value of the business units that have recorded goodwill exceed their carrying value.

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

In 2003, the MADTE approved a base revenue increase for the Boston Gas Company, as well as a Performance Based Rate Plan (the "Plan") for up to ten years. EnergyNorth Natural Gas, Inc.'s base rates continue as set by the NHPUC in 1993.

In separate orders issued by the MADTE relating to the Eastern Enterprise acquisition in 2000, the base rates charged by Colonial Gas Company and Essex Gas Company have been frozen at their current levels for a ten-year period ending 2009. Due to the length of these base rate freezes, the Colonial and Essex Gas Companies had previously discontinued the application of SFAS 71.

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

Historically, we have funded our qualified pension plans in excess of the amount required to satisfy minimum ERISA funding requirements. At March 31, 2005, we had a funding credit balance in excess of the ERISA minimum funding requirements. Although we have presently exceeded ERISA funding requirements, our pension plans, on an actuarial basis, are currently underfunded. Therefore, for 2005, KeySpan expects to contribute a total of $125 million to its funded and unfunded post-retirement plans. Future funding requirements are heavily dependent on actual return on plan assets and prevailing interest rates. (In addition to Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations in KeySpan's Annual Report on Form 10K for the Year Ended December 31, 2004, see also Note 4 of those Consolidated Financial Statements, "Postretirement Benefits.")

Regulation and Rate Matters

Gas Matters

As of March 31, 2005, the rate agreements for KEDNY and KEDLI have expired. Under the terms of the KEDNY and KEDLI rate agreements, gas distribution rates and all other provisions will remain in effect until changed by the NYPSC. At this time, we are currently evaluating various options that may be available to us regarding the KEDNY and KEDLI rate plans, including but not limited to, proposing new rate plans.

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

For an additional discussion of our current gas distribution rate agreements, see KeySpan's Annual Report on Form 10K for the Year Ended December 31, 2004,
Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations "Regulation and Rate Matters."

Electric Matters

KeySpan sells to LIPA all of the capacity and, to the extent requested, energy conversion services from our existing Long Island based oil and gas-fired generating plants. Sales of capacity and energy conversion services are made under rates approved by the FERC in accordance with the Power Supply Agreement ("PSA") entered into between KeySpan and LIPA in 1998. The original FERC approved rates, which had been in effect since May 1998, expired on December 31, 2003. On October 1, 2004 the FERC approved a settlement reached between KeySpan and LIPA. Under the new Settlement Agreement, KeySpan's rates reflect a cost of equity of 9.5% with no revenue increase in the first year. The FERC approved updated operating and maintenance expense levels and recovery of certain other costs as agreed to by the parties.

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

KeySpan has authorization under PUHCA to do the following through December 31, 2006 (the "Authorization Period"): (a) to issue and sell up to an additional amount of $3.0 billion of common stock, preferred stock, preferred and equity-linked securities, and long-term debt securities (the "Long-Term Financing Limit") in accordance with certain defined parameters; (b) in addition to the Long-Term Financing Limit, to issue and sell up to an aggregate amount of $1.3 billion of short-term debt; (c) to issue up to 13 million shares of common stock under dividend reinvestment and stock-based management incentive and employee benefit plans; (d) to maintain existing and enter into additional hedging transactions with respect to outstanding indebtedness in order to manage and minimize interest rate costs; (e) to issue guarantees and other forms of credit support in an aggregate principal amount not to exceed $4.0 billion outstanding at any one time; (f) to refund, repurchase (through open market purchases, tender offers or private transactions), replace or refinance debt or equity securities outstanding during the Authorization Period through the issuance of similar or any other type of authorized securities; (g) to pay dividends out of capital and unearned surplus as well as paid-in-capital with respect to certain subsidiaries, subject to certain limitations; (h) to engage in preliminary development activities and administrative and management activities in connection with anticipated investments in exempt wholesale generators, foreign utility companies and other energy-related companies; (i) to organize and/or acquire the equity securities of entities that will serve the purpose of facilitating authorized financings; (j) to invest up to $3.0 billion in exempt wholesale generators and foreign utility companies; (k) to create and/or acquire the securities of entities organized for the purpose of facilitating investments in other non-utility subsidiaries; and (l) to enter into certain types of affiliate transactions between certain non-utility subsidiaries involving cost structures above the typical "at-cost" limit.

In addition, we have committed that during the Authorization Period, our common equity will be at least 30% of our consolidated capitalization and each of our utility subsidiaries' common equity will be at least 30% of such entity's capitalization. At March 31, 2005, KeySpan's consolidated common equity was 47.7% of its consolidated capitalization, including commercial paper, and each of its utility subsidiaries common equity was at least 48% of its respective capitalization.

Environmental Matters

KeySpan is subject to various federal, state and local laws and regulatory programs related to the environment. Through various rate orders issued by the NYPSC, MADTE and NHPUC, costs related to MGP environmental cleanup activities are recovered in rates charged to gas distribution customers and, as a result, adjustments to these reserve balances do not impact earnings. However, environmental cleanup activities related to the three non-utility sites are not subject to rate recovery.

We estimate that the remaining cost of our MGP related environmental cleanup activities, including costs associated with the Ravenswood Facility, will be approximately $232.1 million and we have recorded a related liability for such amount. We have also recorded an additional $18.9 million liability, representing the estimated environmental cleanup costs related to a former coal tar processing facility. As of March 31, 2005, we have expended a total of $145.7 million on environmental investigation and remediation activities. (See
Note 6 to the Consolidated Financial Statements, "Financial Guarantees and Contingencies.")

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

Regulatory Issues and Competitive Environment: We are subject to various other risk exposures and uncertainties associated with our gas and electric operations. The most significant contingency involves the evolution of the gas distribution and electric industries towards more competitive and deregulated environments. The risks associated with KeySpan's gas distribution activities have not changed substantially since December 31, 2004. For additional information regarding these risks see KeySpan's Annual Report on Form 10K for the Year Ended December 31, 2004, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations "Market and Credit Risk Management Activities." The following is an update to certain matters related KeySpan's electric operations.

Due to volatility in the market clearing price of 10-minute spinning and non-spinning reserves during the first quarter of 2000, the NYISO requested that FERC approve a bid cap on such reserves, as well as requiring a refunding of so called alleged "excess payments" received by sellers, including the Ravenswood Facility. On May 31, 2000, FERC issued an order that granted approval of a $2.52 per MWh bid cap for 10 minute non-spinning reserves, plus payments for the opportunity cost of not making energy sales. The NYISO's other requests, such as a bid cap for spinning reserves, retroactive refunds, recalculation of reserve prices, etc. were rejected.

The NYISO, Con Edison, Niagara Mohawk Power Corporation and Rochester Gas and Electric each individually appealed FERC's order in federal court. The appeals were consolidated into one case and on November 7, 2003, the United States Court of Appeals for the District of Columbia (the "Court") issued its decision in the case of Consolidated Edison Company of New York, Inc., v. Federal Energy Regulatory Commission ("Decision"). Essentially, the Court found errors in FERC's order and remanded some issues back to FERC for further explanation and action.

On June 25, 2004, the NYISO submitted a motion to FERC seeking refunds as a result of the Decision. KeySpan and others submitted statements of opposition opposing the refunds. On March 4, 2005 FERC issued an order upholding its original decision and denied the NYISO's motion for refunds. FERC also provided the further explanation requested by the Court and why refunds were not being ordered. The NYISO and other market participants have requested rehearing of FERC's latest order and that decision is still pending.

In a related case, on March 4, 2005, FERC issued a second order requiring the NYISO to reinstate the original prices from May 8 and 9, 2000 and to pay suppliers, including the Ravenswood Facility, accordingly. In 2000, the NYISO revised prices downward after it determined a market design flaw existed which caused prices to be higher than what would occur in a competitive market. FERC originally agreed with the NYISO, but reversed its original decision.

The NYISO and other market participants have requested a rehearing of this March 4, 2005 order. In addition, the NYISO and Consolidated Edison Solutions have requested that FERC stay the payment of refunds claiming it will cause irreparable harm. FERC has not issued an order in response to the rehearing or stay request.

We cannot predict the final outcome of these proceedings or what effect, if any, the outcome may have on our financial position, results of operations or cash flows.


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

     -    implementation  of new  accounting  standards or changes in accounting
          standards  or  GAAP  which  may  require   adjustments   to  financial
          statements;

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

     -    retention of key personnel;

     - federal and state regulatory initiatives that threaten cost and investment recovery, and place limits on the type and manner in which we invest in new businesses and conduct operations;

     - the impact of federal, state and local utility regulatory policies, legislation and orders on our regulated and unregulated businesses;

     - potential write-down of our investment in natural gas properties when natural gas prices are depressed or if we have significant downward revisions in our estimated proved gas reserves;

     -    competition facing our unregulated Energy Services businesses;

     - the degree to which we develop unregulated business ventures, as well as federal, state and local regulatory policies affecting our ability to retain and operate such business ventures profitably;

     - a change in the fair value of our investments that could cause a significant change in the carrying value of such investments or the carrying value of related goodwill;

     - timely receipts of payments from our two largest customers LIPA and the NYISO; and

     - the outcome of LIPA's strategic business options study, pertaining to its long-term future which include, as stated by LIPA, whether or not LIPA will continue its operations as they presently exist, fully municipalize or privatize, sell some, but not all of its assets and/or become a regulator of rates and services. In addition, LIPA must make a determination by December 15, 2005, as to whether it will purchase our interest in KeySpan Generation LLC, the owner of our Long Island (excluding the Glenwood and Port Jefferson Energy Center units) generating assets, pursuant to the terms of the Generation Purchase Rights Agreement; and

     - other risks detailed from time to time in other reports and other documents filed by KeySpan with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Financially-Settled Commodity Derivative Instruments - Hedging Activities: From time to time, KeySpan subsidiaries have utilized derivative financial instruments, such as futures, options and swaps, for the purpose of hedging the cash flow variability associated with changes in commodity prices. KeySpan is exposed to commodity price risk primarily with regard to its gas distribution operations, gas exploration and production activities and its electric generating facilities. Our gas distribution operations utilize over-the-counter ("OTC") natural gas and fuel oil swaps to hedge the cash-flow variability of specified portions of gas purchases and sales associated with certain large-volume customers. Seneca-Upshur utilizes OTC natural gas swaps to hedge cash flow variability associated with forecasted sales of natural gas. The Ravenswood Generation Station uses derivative financial instruments to hedge the cash flow variability associated with the purchase of a portion of natural gas and oil that will be consumed during the generation of electricity. The Ravenswood Generation Station also hedges the cash flow variability associated with a portion of electric energy sales using OTC electricity swaps.

KeySpan uses standard NYMEX futures prices to value gas futures and market quoted forward prices to value OTC swap contracts.

The following tables set forth selected financial data associated with these derivative financial instruments noted above that were outstanding at March 31, 2005.



------------------------------------------------------------------------------------------------------------------------------------
                                            Year of         Volumes                                           Fair Value
             Type of Contract               Maturity        mmcf       Fixed Price $      Current Price $    (In $ Millions)
------------------------------------------------------------------------------------------------------------------------------------

                    Gas

Swaps/Futures - Long Natural Gas              2005          6,076               7.11         7.32 - 7.91           4.5

OTC Swaps - Short Natural Gas                 2005          1,320        6.58 - 6.70         7.96 - 8.85          (2.2)
                                              2006          1,884        6.17 - 6.29         7.50 - 9.10          (3.4)
                                              2007          1,812        5.86 - 5.97         6.95 - 8.38          (2.7)
------------------------------------------------------------------------------------------------------------------------------------
                                                           11,092                                                 (3.8)
------------------------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------------
                                   Year of       Volumes                                                     Fair Value
  Type of Contract                Maturity       Barrels      Fixed Price $         Current Price $         (In $ Millions)
---------------------------------------------------------------------------------------------------------------------------

        Oil

Swaps - Long Fuel Oil               2005           78,000    24.65 - 37.21               43.24 - 45.13           0.9
                                    2006           12,000               34.40                    43.86           0.1

Swaps - Short Heating Oil           2005        1,035,102               54.79            67.29 - 69.62         (13.8)


---------------------------------------------------------------------------------------------------------------------------
                                                1,125,102                                                      (12.8)
---------------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------
                           Year of                     Fixed Margin/                                Fair Value
    Type of Contract       Maturity        MWh             Price $            Current Price $      (In $ Millions)
-------------------------------------------------------------------------------------------------------------------

     Electricity

Swaps - Energy             2005        1,299,200        29.95 - 113.50         36.60 - 118.42           (2.4)
                           2006          173,600        42.24 - 108.75          45.24 - 99.54            0.4

-------------------------------------------------------------------------------------------------------------------
                                       1,472,800                                                        (2.0)
-------------------------------------------------------------------------------------------------------------------



----------------------------------------------------------------------------------------
                                                                           2005
Change in Fair Value of Derivative Instruments                        (In $ Millions)
----------------------------------------------------------------------------------------

Fair value of contracts at January 1, 2004                                     1.3
Net (gains) on contracts realized                                             (7.4)
(Decrease) in fair value of all open contracts                               (12.5)
----------------------------------------------------------------------------------------
Fair value of contracts outstanding at March 31,                             (18.6)
----------------------------------------------------------------------------------------



-----------------------------------------------------------------------------------------------------
(In Millions of Dollars)
-----------------------------------------------------------------------------------------------------
                                                     Fair Value of Contracts
-----------------------------------------------------------------------------------------------------
                                            Mature Within                               Total
Sources of Fair Value                         12 Months            Thereafter         Fair Value
-----------------------------------------------------------------------------------------------------

Prices actively quoted                        $ (9.3)                $ -              $ (9.3)
Local published indicies                        (4.8)               (4.5)               (9.3)
-----------------------------------------------------------------------------------------------------
                                              $(14.1)              $(4.5)             $(18.6)
-----------------------------------------------------------------------------------------------------


We measure the commodity risk of our derivative hedging instruments (indicated in the above table) using a sensitivity analysis. Based on a sensitivity analysis as of March 31, 2005, a 10% increase in heating oil and natural gas prices would decrease the value of derivative instruments maturing in one year by $1.6 million, while the value of expected physical deliveries for one year would be enhanced $2.1 million (net benefit to KeySpan of $0.5 million). A 10% decrease in heating oil and natural gas prices would enhance the value of derivative instruments maturing in one year by $1.6 million, while the value of expected physical deliveries for one year would be decreased $2.1 million (net cost to KeySpan of $0.5 million).

Based on a sensitivity analysis as of March 31, 2005, a 10% increase in electricity and fuel prices would decrease the value of derivative instruments maturing in one year by $6.0 million, while the value of expected physical power production for one year would be enhanced $14.2 million (net benefit to KeySpan of $8.2 million). A 10% decrease in electricity and fuel prices would have a $6.2 million favorable impact on the value of derivative instruments maturing in one year, while the value of expected physical power production would be reduced $14.2 million (net cost to KeySpan of $8.0 million).

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

The following table sets forth selected financial data associated with these derivative financial instruments that were outstanding at March 31, 2005.


-----------------------------------------------------------------------------------------------------------------------------------
                             Year of      Volunes       Floor         Ceiling         Fixed        Current       Fair Value
     Type of Contract        Maturity       mmcf          ($)            ($)         Price ($)     Price ($)   (In $ Millions)
-----------------------------------------------------------------------------------------------------------------------------------

Options                       2005        13,990      5.50 - 6.40    5.50 - 8.50              -    7.65 - 8.55           1.6
                              2006         7,910      5.50 - 6.40    5.50 - 8.50              -    7.18 - 7.87           5.5
Swaps                         2005        26,320                 -              -   6.54 - 6.68    7.65 - 8.55          37.1
                              2006        25,870                 -              -   6.90 - 7.23    7.18 - 7.87          34.4
-----------------------------------------------------------------------------------------------------------------------------------
                                          74,090                                                                        78.6
-----------------------------------------------------------------------------------------------------------------------------------


See Note 4 to the  Consolidated  Financial  Statements  "Hedging and  Derivative
Financial   Instruments"  for  a  further  description  of  all  our  derivative instruments.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to KeySpan's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6 to the Consolidated Financial Statements "Financial Guarantees and Contingencies".

Item 6. Exhibits

10.1* Purchase Rights Extension Agreement between KeySpan and the Long Island Power Authority dated March 28, 2005.

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

                                                            KEYSPAN CORPORATION
                                                                  (Registrant)



Date: April 29, 2005                                      /s/ Gerald Luterman
                                                   ----------------------------
                                                           Gerald Luterman
                                                   Executive Vice President and
                                                   Chief Financial Officer