Form 10-Q
period 2005-06-30
KEYSPAN CORP
filed 2005-08-04
CIK 1062379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
                                    ---------

       [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

       [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition period from___to___

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class of Common Stock                           Outstanding at July 13, 2005
    ---------------------                           ----------------------------
       $.01 par value                                       174,280,628

                      KEYSPAN CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----

                     Part I. FINANCIAL INFORMATION                   Page No.
                                                                     --------

Item 1. Financial Statements

        Consolidated Balance Sheet -
        June 30, 2005 and December 31, 2004                               3

        Consolidated Statement of Income -
        Three and Six Months Ended June 30, 2005 and 2004                 5

        Consolidated Statement of Cash Flows -
        Six Months Ended June 30, 2005 and 2004                           6

        Notes to Consolidated Financial Statements                        7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                              38

Item 3. Quantitative and Qualitative Disclosures
        About Market Risk                                                71

Item 4. Controls and Procedures                                          73

                           Part II.   OTHER INFORMATION

Item 1. Legal Proceedings                                                74

Item 4. Submission of Matters to a Vote of Security Holders              74

Item 5. Other Information                                                75

Item 6. Exhibits and Reports on Form 8-K                                 76

Signatures                                                               77


                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

------------------------------------------------------------------------------------------

(In Millions of Dollars)                             June 30, 2005       December 31, 2004
------------------------------------------------------------------------------------------

ASSETS
Current Assets
    Cash and temporary cash investments                   $    324.0           $    922.0
    Accounts receivable                                        961.6                788.5
    Unbilled revenue                                           221.4                591.4
    Allowance for uncollectible accounts                       (80.7)               (67.8)
    Gas in storage, at average cost                            459.9                515.5
    Material and supplies, at average cost                     130.4                123.4
    Other                                                      182.8                162.7
    Assets of discontinued operations                            1.0                 42.9
                                               ---------------------- --------------------
                                                             2,200.4              3,078.6
                                               ---------------------- --------------------

Investments and  Other                                         241.8                272.9

Property
    Gas                                                      7,014.5              6,871.2
    Electric                                                 2,461.0              2,402.1
    Other                                                      401.4                398.6
    Accumulated depreciation                                (2,815.1)            (2,702.3)
    Gas exploration and production, at cost                    182.1                187.1
    Accumulated depletion                                     (106.9)               (97.5)
    Property of discontinued operations                            -                  8.7
                                               ---------------------- --------------------
                                                             7,137.0              7,067.9
                                               ---------------------- --------------------

Deferred Charges
    Regulatory assets                                          510.7                555.4
    Goodwill and other intangible assets                     1,666.5              1,677.6
    Other                                                      691.6                711.7
                                               ---------------------- --------------------
                                                             2,868.8              2,944.7
                                               ---------------------- --------------------

Total Assets                                              $ 12,448.0           $ 13,364.1
                                               ====================== ====================

------------------------------------------------------------------------------------------
        See accompanying Notes to the Consolidated Financial Statements.


                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
--------------------------------------------------------------------------------------------------

(In Millions of Dollars)                                     June 30, 2005       December 31, 2004
--------------------------------------------------------------------------------------------------
LIABILITIES AND CAPITALIZATION
Current Liabilities
    Accounts payable and other liabilities                       $    686.0            $    906.7
    Commercial paper                                                  284.0                 912.2
    Current redemption of long-term debt                                1.5                  16.1
    Current redemption of preferred stock                                 -                  55.3
    Taxes accrued                                                     147.2                 161.6
    Dividends payable                                                  79.2                  74.1
    Customer deposits                                                  39.0                  43.3
    Interest accrued                                                   54.6                  48.8
    Liabilities of discontinued operations                              1.0                  64.2
                                                      ---------------------- ---------------------
                                                                    1,292.5               2,282.3
                                                      ---------------------- ---------------------

Deferred Credits and Other Liabilities
    Regulatory liabilities:
          Miscellaneous liabilities                                   106.9                  74.0
          Removal cost recovered                                      522.0                 496.5
    Deferred income tax                                             1,125.9               1,124.1
    Postretirement benefits and other reserves                        890.7                 900.4
    Other                                                              98.4                 140.0
                                                      ---------------------- ---------------------
                                                                    2,743.9               2,735.0
                                                      ---------------------- ---------------------

Commitments and Contingencies (See Note 6)                                -                     -

Capitalization
    Common stock                                                    3,973.6               3,502.0
    Retained earnings                                                 890.1                 792.2
    Other comprehensive income                                        (71.4)                (54.3)
    Treasury stock                                                   (308.8)               (345.1)
                                                      ---------------------- ---------------------
         Total common shareholders' equity                          4,483.5               3,894.8
    Preferred stock                                                       -                  19.7
    Long-term debt and capital leases                               3,915.4               4,418.7
                                                      ---------------------- ---------------------
Total Capitalization                                                8,398.9               8,333.2
                                                      ---------------------- ---------------------

Minority Interest in Subsidiary Companies                              12.7                  13.6
                                                      ---------------------- ---------------------
Total Liabilities and Capitalization                             $ 12,448.0            $ 13,364.1
                                                      ====================== =====================

--------------------------------------------------------------------------------------------------
        See accompanying Notes to the Consolidated Financial Statements.

                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
--------------------------------------------------------------------------------------------------------------------------
                                                            Three Months Ended June 30,       Six Months Ended June 30,
(In Millions of Dollars, Except Per Share Amounts)               2005            2004           2005              2004
---------------------------------------------------------------------------------------- ---------------------------------
Revenues
     Gas Distribution                                          $   821.1      $   676.4     $  2,846.5        $   2,604.2
     Electric Services                                             468.5          433.8          869.1              792.9
     Energy Services                                                44.2           41.9           88.6               86.0
     Houston Exploration                                               -          116.5              -              268.1
     Energy Investments                                              8.7            9.2           18.8               37.2
                                                        ----------------- -------------- --------------  -----------------
Total Revenues                                                   1,342.5        1,277.8        3,823.0            3,788.4
                                                        ----------------- -------------- --------------  -----------------
Operating Expenses
     Purchased gas for resale                                      501.6          363.1        1,810.5            1,589.7
     Fuel and purchased power                                      159.2          130.3          292.3              231.9
     Operations and maintenance                                    391.8          391.3          779.0              798.3
     Depreciation, depletion and amortization                       97.5          189.0          203.6              360.2
     Operating taxes                                                94.0           90.3          205.8              212.6
                                                        ----------------- -------------- --------------  -----------------
Total Operating Expenses                                         1,244.1        1,164.0        3,291.2            3,192.7
Income from equity investments                                       4.7            8.4           10.0               14.1
Sale of assets                                                       0.1              -            0.1                  -
                                                        ----------------- -------------- --------------  -----------------
Operating Income                                                   103.2          122.2          541.9              609.8
                                                        ----------------- -------------- --------------  -----------------
Other Income and (Deductions)
     Interest charges                                              (72.6)         (88.5)        (132.7)            (172.6)
     Gain on sale of investments                                       -          172.9            4.1              172.9
     Cost of debt redemption                                           -              -          (20.9)                 -
     Minority interest                                                 -          (16.7)             -              (37.0)
     Other                                                           4.1           19.2           13.2               21.8
                                                        ----------------- -------------- --------------  -----------------
Total Other Income and (Deductions)                                (68.5)          86.9         (136.3)             (14.9)
                                                        ----------------- -------------- --------------  -----------------
Income Taxes
     Current                                                        16.0            9.7          144.8              164.4
     Deferred                                                       (0.2)          69.4            6.2               52.4
                                                        ----------------- -------------- --------------  -----------------
Total Income Taxes                                                  15.8           79.1          151.0              216.8
                                                        ----------------- -------------- --------------  -----------------
Earnings from continuing operations                                 18.9          130.0          254.6              378.1
Discontinued Operations
    Income (loss) from discontinued operations, net of tax          (1.9)           0.8           (4.1)               0.4
    Gain on disposal, net of tax                                     0.1              -            2.3                  -
                                                        ----------------- -------------- --------------  -----------------
Loss from discontinued operations                                   (1.8)           0.8           (1.8)               0.4
                                                        ----------------- -------------- --------------  -----------------
Net Income                                                          17.1          130.8          252.8              378.5
Preferred stock dividend requirements                                0.9            1.5            2.2                3.0
                                                        ----------------- -------------- --------------  -----------------
Earnings for Common Stock                                      $    16.2      $   129.3     $    250.6        $     375.5
                                                        ================= ============== ==============  =================
Basic Earnings Per Share:
  Continuing Operations,
         less preferred stock dividends                        $    0.11      $    0.80     $     1.52        $      2.35
  Discontinued Operations                                          (0.01)          0.01          (0.01)                 -
                                                        ----------------- -------------- --------------  -----------------
Basic Earnings Per Share                                       $    0.10      $    0.81     $     1.51        $      2.35
                                                        ================= ============== ==============  =================
Diluted Earnings Per Share
  Continuing Operations,
         less preferred stock dividends                             0.10      $    0.80           1.52               2.33
  Discontinued Operations                                          (0.01)             -          (0.01)                 -
                                                        ----------------- -------------- --------------  -----------------
Diluted Earnings Per Share                                     $    0.09      $    0.80     $     1.51        $      2.33
                                                        ================= ============== ==============  =================
Average Common Shares Outstanding (000)                          169,933        160,167        165,529            160,030
Average Common Shares Outstanding - Diluted (000)                170,878        161,433        166,507            161,256
--------------------------------------------------------------------------------------------------------------------------
        See accompanying Notes to the Consolidated Financial Statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
-----------------------------------------------------------------------------------------------
                                                                      Six Months Ended June 30,
(In Millions of Dollars)                                                2005             2004
-----------------------------------------------------------------------------------------------
Operating Activities
Net income                                                             $ 252.8         $ 378.5
Adjustments to reconcile net income to net
      cash provided by (used in) operating activities
    Depreciation, depletion and amortization                             203.6           360.2
    Deferred income tax                                                    6.2            52.4
    Income from equity investments                                       (10.0)          (14.1)
    Dividends from equity investments                                      1.0             0.1
    Amortization of interest rate swap                                   (12.2)          (17.6)
    (Gain) on sale of investment                                          (4.1)         (172.9)
    Minority interest                                                        -            37.0
    Loss (income) from discontinued operations                             1.8            (0.4)
    Amortization of property tax prepayments                              56.7            46.5
Changes in assets and liabilities
    Accounts receivable                                                  210.0            92.4
    Materials and supplies, fuel oil and gas in storage                   48.7           113.2
    Accounts payable and other liabilities                              (219.6)         (161.7)
    Taxes accrued                                                        (14.4)           43.9
    Interest accrued                                                       5.8            (2.3)
    Captive insurance                                                        -            43.2
    Insurance recovery and regulatory settlements, net                     8.5               -
    Property tax prepayment                                              (24.9)              -
    Other                                                                (44.8)          (10.2)
                                                               ----------------  --------------
Net Cash Provided by Operating Activities                                465.1           788.2
                                                               ----------------  --------------
Investing Activities
    Construction expenditures                                           (231.0)         (411.8)
    Cost of removal                                                      (10.3)          (14.6)
    Net proceeds from sale of property and investments                    48.1           525.2
                                                               ----------------  --------------
Net Cash Provided by (Used in) Investing Activities                     (193.2)           98.8
                                                               ----------------  --------------
Financing Activities
    Treasury stock issued                                                 36.2            14.6
    MEDs equity conversion                                               460.0               -
    Issuance of long-term debt                                               -            49.1
    Payment of long-term debt                                           (514.6)         (153.9)
    Redemption of preferred stock                                        (75.0)
    Payment of commercial paper                                         (628.3)         (441.9)
    Gain on interest rate swap                                               -            12.7
    Net proceeds from sale/leaseback transaction                             -           383.7
    Common and preferred stock dividends paid                           (149.8)         (145.5)
    Other                                                                 16.0             9.9
                                                               ----------------  --------------
Net Cash Used in Financing Activities                                   (855.5)         (271.3)
                                                               ----------------  --------------
Net Increase (Decrease) in Cash and Cash Equivalents                    (583.6)          615.7
Net Cash Flow from Discontinued Operations                               (14.4)           (1.0)
Cash and Cash Equivalents at Beginning of Period                         922.0           203.4
                                                               ----------------  --------------
Cash and Cash Equivalents at End of Period                             $ 324.0         $ 818.1
                                                               ================  ==============
-----------------------------------------------------------------------------------------------

     Cash equivalents are short-term marketable securities purchased with maturities of three months or less that were carried at cost which approximates fair value.

        See accompanying Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

KeySpan Corporation (referred to in the Notes to the Financial Statements as "KeySpan," "we," "us" and "our") is currently a registered holding company under the Public Utility Holding Company Act of 1935, as amended ("PUHCA"). KeySpan operates six regulated utilities that distribute natural gas to approximately
2.6 million customers in New York City, Long Island, Massachusetts and New Hampshire, making KeySpan the fifth largest gas distribution company in the United States and the largest in the Northeast. We also own, lease and operate electric generating plants in Nassau and Suffolk Counties on Long Island and in Queens County in New York City and are the largest electric generation operator in New York State. Under contractual arrangements, we provide power, electric transmission and distribution services, billing and other customer services for approximately 1.1 million electric customers of the Long Island Power Authority ("LIPA"). KeySpan's other operating subsidiaries are primarily involved in gas exploration and production; underground gas storage; liquefied natural gas storage; retail electric marketing; large energy-system ownership, installation and management; service and maintenance of energy systems; and engineering and consulting services. We also invest and participate in the development of natural gas pipelines, electric generation and other energy-related projects. (See Note 2 "Business Segments" for additional information on each operating segment.)

1. BASIS OF PRESENTATION

In our opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly KeySpan's financial position as of June 30, 2005, and the results of operations for the three and six months ended June 30, 2005 and June 30, 2004, as well as cash flows for the six months ended June 30, 2005 and June 30, 2004. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in KeySpan's Annual Report on Form 10-K for the year ended December 31, 2004. The December 31, 2004 financial statement information has been derived from the 2004 audited financial statements. Income from interim periods may not be indicative of future results. Certain reclassifications were made to conform prior period financial statements to the current period financial statement presentation.

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

We have approximately 3.1 million common stock options outstanding at June 30, 2005, that were not included in the calculation of diluted EPS since the exercise price associated with these options was greater than the average market price of our common stock.

Under the requirements of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" our basic and diluted EPS are as follows:

---------------------------------------------------------------------------------------------------------------------
                                                              Three Months Ended June 30,    Six Months Ended June 30,
(In Millions of Dollars, Except Per Share Amounts)                 2005            2004          2005          2004
---------------------------------------------------------------------------------------------------------------------
Earnings for common stock                                        $   16.2      $  129.3      $  250.6       $  375.5
Interest savings on convertible preferred stock                         -           0.1             -            0.5
Houston Exploration dilution                                            -          (0.1)            -           (0.1)
---------------------------------------------------------------------------------------------------------------------
Earnings for common stock - adjusted                             $   16.2      $  129.3      $  250.6       $  375.9
---------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding (000)                         169,933       160,167       165,529        160,030
Add dilutive securities:
Options                                                               945         1,045           978          1,005
Convertible preferred stock                                             -           221             -            221
---------------------------------------------------------------------------------------------------------------------
Total weighted average shares outstanding - assuming dilution     170,878       161,433       166,507        161,256
---------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                         $   0.10      $   0.81      $   1.51       $   2.35
---------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                       $   0.09      $   0.80      $   1.51       $   2.33
---------------------------------------------------------------------------------------------------------------------

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

The Electric Services segment consists of subsidiaries that: operate the electric transmission and distribution system owned by LIPA; own and provide capacity to and produce energy for LIPA from our generating facilities located on Long Island; and manage fuel supplies for LIPA to fuel our Long Island generating facilities. These services are provided in accordance with long-term service contracts having remaining terms that range from one to seven years and power purchase agreements with remaining terms that range from seven to twenty-one years. The Electric Services segment also includes subsidiaries that own, lease and operate the 2,200 megawatt ("MW") Ravenswood electric generation facility ("Ravenswood Facility"), located in Queens, New York, as well as a 250 MW combined cycle electric generating facility located at the Ravenswood site ("Ravenswood Expansion"). Collectively, the Ravenswood Facility and Ravenswood Expansion are referred to as the "Ravenswood Generating Station." All of the energy, capacity and ancillary services related to the Ravenswood Generating Station are sold to the New York Independent System Operator ("NYISO") energy markets. The Electric Services segment also provides retail marketing of electricity to commercial customers.

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

In regard to the January 2005 transactions, KeySpan received proceeds of approximately $16 million, including approximately $5 million to be paid within a three year period. In addition, KeySpan retained a portion of its previously incurred surety indemnity support obligations related to certain performance and payment bonds issued for the benefit of KeySpan's former subsidiaries prior to closing. In June 2005, the balance to be paid over a three year period was fully collected on a present value basis and a significant portion of the performance bonds were replaced without any remaining indemnification obligation on the part of KeySpan. The current estimated cost to complete projects supported by the remaining indemnity obligations associated with the January 2005 transaction is approximately $3 million. The buyers have agreed to complete the projects for which such indemnity obligations were incurred and to indemnify and hold KeySpan harmless with respect to its liabilities in connection with such bonds.

In connection with the February 2005 transaction, KeySpan paid or contributed approximately $26 million to its former subsidiary prior to closing the sale transaction in exchange for, among other things, the disposition of outstanding shares in the former subsidiary and the settlement of intercompany advances and replacement of a performance and payment bond issued for the benefit of its former subsidiary with respect to a pending project, which bond had been supported by a $150 million indemnity obligation of KeySpan. In addition, KeySpan received from its former subsidiary an indemnity bond issued by a third party surety company, the purpose of which is to reimburse KeySpan in an amount up to $80 million in the event it is required to perform under all other indemnity obligations previously incurred by KeySpan to support the remaining bonded projects of its former subsidiary as of the closing. As of June 30, 2005, the total cost to complete such remaining bonded projects is estimated to be approximately $60 million. The aforementioned guarantees are reflected in Note 6 "Financial Guarantees and Contingencies." KeySpan's former subsidiary has also agreed to complete the projects for which such indemnity obligations were incurred and indemnify and hold KeySpan harmless with respect to any liabilities in connection with such bonds.

In the fourth quarter of 2004, KeySpan's investment in its mechanical contracting subsidiaries was written-down to an estimated fair value. During the first six months of 2005, operating losses were incurred through the dates of sale of these companies of $4.1 million after-tax, including but not limited to costs incurred for employee related benefits. Partially offsetting these losses was a gain of $2.3 million associated with the related divestitures, reflecting the difference between the fair value estimates and the financial impact of the actual sale transactions. The net income impact of the operating losses and the disposal gain was a loss of $1.8 million, or $0.01 per share for the three and six months ended June 30, 2005.

The Energy Investments segment consists of our gas exploration and production investments, as well as certain other domestic energy-related investments. KeySpan's gas exploration and production activities include our wholly-owned subsidiaries Seneca Upshur Petroleum, Inc. ("Seneca-Upshur") and KeySpan Exploration and Production, LLC ("KeySpan Exploration"). Seneca-Upshur is engaged in gas exploration and production activities primarily in West Virginia. KeySpan Exploration is engaged in a joint venture with The Houston Exploration Company ("Houston Exploration"), an independent natural gas and oil exploration company located in Houston, Texas.

During the first quarter of 2004, our gas exploration and production investments also included a 55% equity interest in Houston Exploration, the operations of which were fully consolidated in KeySpan's Consolidated Financial Statements. On June 2, 2004, KeySpan exchanged 10.8 million shares of common stock of Houston Exploration for 100% of the stock of Seneca-Upshur, previously a wholly owned subsidiary of Houston Exploration. This transaction reduced our interest in Houston Exploration from 55% to the then current level of 23.5%. Effective June 1, 2004, Houston Exploration's earnings and our ownership interest in Houston Exploration were accounted for on the equity basis of accounting. This transaction resulted in a gain to KeySpan of $150.1 million. The deconsolidation of Houston Exploration required the recognition of certain deferred taxes on our remaining investment resulting in a net deferred tax expense of $44.1 million. Therefore, the net gain on the share exchange less the deferred tax provision was $106 million, or $0.66 per share. In the fourth quarter of 2004 KeySpan sold its remaining interests in Houston Exploration.

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

Through its wholly owned subsidiary, KeySpan LNG, LP KeySpan owns a 600,000 barrel liquefied natural gas storage and receiving facility in Providence, Rhode Island, the operations of which are fully consolidated.

During the first quarter of 2004, we also had an approximate 61% investment in certain midstream natural gas assets in Western Canada through KeySpan Energy Canada Partnership ("KeySpan Canada"). These assets included 14 processing plants and associated gathering systems that produced approximately 1.5 BCFe of natural gas daily and provided associated natural gas liquids fractionation. These operations were fully consolidated in KeySpan's Consolidated Financial Statements. On April 1, 2004, KeySpan and KeySpan Facilities Income Fund (the "Fund"), which previously owned a 39.09% interest in KeySpan Canada, consummated a transaction whereby the Fund sold 15.617 million units of the Fund and acquired an additional 35.91% interest in KeySpan Canada from KeySpan. As a result of this transaction, KeySpan's ownership of KeySpan Canada decreased to 25%. KeySpan recorded a gain of $22.8 million ($10.1 million after-tax, or $0.06 per share) at the time of this transaction. Effective April 1, KeySpan Canada's earnings and our ownership interest in KeySpan Canada were accounted for on the equity basis of accounting. In the fourth quarter of 2004, KeySpan sold its remaining interests in KeySpan Canada.

In the first quarter of 2005, KeySpan sold its 50% interest in Premier Transmission Limited ("PTL"), a gas pipeline from southwest Scotland to Northern Ireland. On February 25, 2005, KeySpan entered into a Share Sale and Purchase Agreement with BG Energy Holdings Limited and Premier Transmission Financing Public Limited Company ("PTFPL"), pursuant to which all of the outstanding shares of PTL were to be purchased by PTFPL. On March 18, 2005, the sale was completed and generated cash proceeds of approximately $48.1 million. In the fourth quarter of 2004, KeySpan recorded a pre-tax non-cash impairment charge of $26.5 million reflecting the difference between the anticipated cash proceeds from the sale of PTL compared to its carrying value. The final sale of PTL resulted in a pre-tax gain of $4.1 million reflecting the difference from earlier estimates; this gain was recorded in the first quarter of 2005.

The accounting policies of the segments are the same as those used for the preparation of the Consolidated Financial Statements. The segments are strategic business units that are managed separately because of their different operating and regulatory environments. Operating results of our segments are evaluated by management on an operating income basis. At June 30, 2005, the total assets of each reportable segment have not changed materially from those levels reported at December 31, 2004. As mentioned, the mechanical contracting subsidiaries included in the Energy Services segment are reported as discontinued operations for all periods. The reportable segment information is as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                           Energy Investments
                                                                        ---------------------------
                                        Gas         Electric   Energy      Houston        Other
(In Millions of Dollars)           Distribution     Services   Services  Exploration    Investments    Eliminations     Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Three Months Ended June 30, 2005
Unaffiliated revenue                     821.1       468.5       44.2             -            8.7             -            1,342.5
Intersegment revenue                         -           -        3.7             -              -          (3.7)                 -
Operating Income                          30.4        65.7       (2.8)            -            5.5           4.4              103.2

Three Months Ended June 30, 2004
Unaffiliated revenue                     676.4       433.8       41.9         116.5            9.2             -            1,277.8
Intersegment revenue                         -           -        2.9             -            1.3          (4.2)                 -
Operating Income                          35.1        67.9       (6.0)         58.5          (41.7)          8.4              122.2

------------------------------------------------------------------------------------------------------------------------------------

Eliminating items include the elimination of certain intercompany accounts, as well as activities of our corporate and administrative areas.

Because of the nature of our Electric Services business, electric revenues are derived from two large customers - the NYISO and LIPA. Electric Services revenues from these customers of $440.6 million and $416.0 million for the three months ended June 30, 2005 and 2004, respectively, represent approximately 33% of our consolidated revenues in both periods.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                 Energy Investments
                                                                           --------------------------
                                        Gas         Electric    Energy       Houston        Other
(In Millions of Dollars)           Distribution     Services    Services   Exploration   Investments    Eliminations   Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30, 2005
Unaffiliated revenue                    2,846.5       869.1      88.6               -           18.8              -         3,823.0
Intersegment revenue                          -         4.6       6.3               -              -          (10.9)              -
Operating Income                          422.3       116.7      (5.6)              -           11.9           (3.4)          541.9

Six Months Ended June 30, 2004
Unaffiliated revenue                    2,604.2       792.9      86.0           268.1           37.2              -         3,788.4
Intersegment revenue                          -           -       5.4               -            2.5           (7.9)              -
Operating Income                          414.7       115.1     (23.5)          120.9          (29.0)          11.6           609.8

------------------------------------------------------------------------------------------------------------------------------------

Eliminating items include the elimination of certain intercompany accounts, as well as activities of our corporate and administrative areas.

Because of the nature of our Electric Services business, electric revenues are derived from two large customers - the NYISO and LIPA. Electric Services revenues from these customers of $816.3 million and $759.5 million for the six months ended June 30, 2005 and 2004, respectively, represent approximately 21% and 20%, respectively of our consolidated revenues.

3. COMPREHENSIVE INCOME

The table below indicates the components of comprehensive income:

------------------------------------------------------------------------------------------------------------------------------------
                                                               Three Months Ended June 30,               Six Months Ended June 30,
(In Millions of Dollars)                                          2005                2004                  2005               2004
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                       $ 17.1             $ 130.8               $ 252.8           $ 378.5
------------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax
Net losses (gains) on derivative instruments                       12.5                 5.5                   7.7              16.5
Deconsolidation of certain subsidiaries                               -                (6.7)                    -              (6.7)
Foreign currency translation adjustments                              -               (15.2)                 (5.0)            (17.1)
Unrealized gains (losses) on marketable securities                  0.3                   -                  (1.5)              0.5
Settlement of derivative premiums                                     -                   -                     -               3.4
Unrealized losses on derivative financial instruments             (10.9)               41.3                 (18.3)             (1.1)
------------------------------------------------------------------------------------------------------------------------------------
Other comprehensive loss, net of tax                                1.9                24.9                 (17.1)             (4.5)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                             $ 19.0             $ 155.7               $ 235.7           $ 374.0
------------------------------------------------------------------------------------------------------------------------------------
Related tax (benefit) expense
Net losses (gains) on derivative instruments                        5.2                 3.0                   4.7               8.9
Deconsolidation of certain subsidiaries                                                (5.0)                    -              (5.0)
Foreign currency translation adjustments                              -                (8.2)                 (2.7)             (9.1)
Unrealized gains (losses) on marketable securities                  0.2                   -                  (0.8)              0.2
Settlement of derivative premiums                                     -                   -                     -               1.8
Unrealized losses on derivative financial instruments              (4.5)               22.2                 (11.2)             (0.6)
------------------------------------------------------------------------------------------------------------------------------------
Total Tax (Benefit) Expense                                      $  0.9             $  12.0               $ (10.0)          $  (3.8)
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

Derivative financial instruments are employed by our gas distribution operations to reduce the cash flow variability associated with the purchase price for a portion of future natural gas purchases for our regulated firm gas sales customers. The accounting for these derivative instruments is subject to Statement of Financial Accounting Standards ("SFAS") 71 "Accounting for the Effects of Certain Types of Regulation." See the caption below "Firm Gas Sales Derivative Instruments - Regulated Utilities" for a further discussion of these derivatives. Certain derivative instruments employed by our gas distribution operations are not subject to SFAS 71. Utility tariffs applicable to certain large-volume customers permit gas to be sold at prices established monthly relative to a prevailing alternate fuel price, but limited to the cost of gas plus the rate for the highest consumption block otherwise applicable to our firm commercial customers. KEDNY uses over-the-counter ("OTC") natural gas swaps, with offsetting positions in OTC fuel oil swaps of equivalent energy value, to hedge the cash-flow variability of specified portions of gas purchases and sales associated with these customers. The maximum length of time over which we have hedged cash flow variability associated with forecasted purchases and sales of natural gas is through December 2005. We use standard New York Mercantile Exchange ("NYMEX") futures prices to value the gas and heating oil positions. At June 30, 2005, the fair value of gas swap contracts was $0.3 million; the fair value of the oil swap contracts was a liability of $8.1 million. The estimated amount of losses associated with such derivative instruments that are reported in other comprehensive income and that are expected to be reclassified into earnings over the next twelve months is $7.9 million, or $5.1 million after-tax. The ineffective portion of these derivatives for the six months ended June 30, 2005 was $0.1 million and has been recorded as a benefit to revenues in the Consolidated Statement of Income.

Seneca-Upshur utilizes OTC natural gas swaps to hedge the cash flow variability associated with forecasted sales of a portion of its natural gas production. At June 30, 2005, Seneca-Upshur has hedge positions in place for approximately 85% of its estimated 2005 through 2008 gas production, net of gathering costs. We use market quoted forward prices to value these swap positions. The maximum length of time over which Seneca-Upshur has hedged such cash flow variability is through December 2008. The fair value of these derivative instruments at June 30, 2005 was a liability of $10.0 million. The estimated amount of losses associated with such derivative instruments that are reported in other comprehensive income and that are expected to be reclassified into earnings over the next twelve months is $3.1 million, or $2.0 million after-tax.

The Ravenswood Generating Station uses derivative financial instruments to hedge the cash flow variability associated with the purchase of natural gas and oil that will be consumed during the generation of electricity. The Ravenswood Generating Station also hedges the cash flow variability associated with a portion of electric energy sales.

With respect to price exposure associated with fuel purchases for the Ravenswood Generating Station, KeySpan employs natural gas futures contracts to hedge the cash flow variability for a portion of forecasted purchases of natural gas. KeySpan also employs the use of financially-settled oil swap contracts to hedge the cash flow variability for a portion of forecasted purchases of fuel oil that will be consumed by the Ravenswood Generating Station. We use standard NYMEX futures prices to value the gas futures contracts and market quoted forward prices to value oil swap contracts. The maximum length of time over which we have hedged cash flow variability associated with forecasted purchases of natural gas is through September 2005. The fair value of these derivative instruments at June 30, 2005 was negligible. The maximum length of time over which we have hedged cash flow variability associated with forecasted purchases of fuel oil is through April 2006. The fair value of these derivative instruments at June 30, 2005 was $0.9 million. The estimated amount of gains associated with such derivative instruments that are reported in other comprehensive income and that are expected to be reclassified into earnings over the next twelve months is $0.9 million, or $0.6 million after-tax.

We have also engaged in the use of cash-settled swap instruments to hedge the cash flow variability associated with a portion of forecasted electric energy sales from the Ravenswood Generating Station. Our hedging strategy is to hedge at least 50% of forecasted on-peak summer season electric energy sales and a portion of forecasted electric energy sales for the remainder of the year. The maximum length of time over which we have hedged cash flow variability is through June 2006. We use market quoted forward prices to value these outstanding derivatives. The fair value of these derivative instruments at June 30, 2005 was $1.2 million all of which is expected to be reclassified into earnings over the next twelve months. The after-tax impact is anticipated to be $0.7 million.

The above noted derivative financial instruments are cash flow hedges that qualify for hedge accounting under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," collectively SFAS 133, and are not considered held for trading purposes as defined by current accounting literature. Accordingly, we carry the fair value of our derivative instruments on the Consolidated Balance Sheet as either a current or deferred asset or liability, as appropriate, and defer the effective portion of unrealized gains or losses in accumulated other comprehensive income. Gains and losses are reclassified from accumulated other comprehensive income to the Consolidated Statement of Income in the period the hedged transaction affects earnings. Gains and losses are reflected as a component of either revenue or fuel and purchased power depending on the hedged transaction. As noted, hedge ineffectiveness was $0.1 million for the first six months of 2005, and resulted from changes during the period in the price differentials between the index price of the derivative contract and the price of the purchase or sale for the cash flow that is being hedged, and was recorded directly to earnings.

The table below summarizes the fair value of outstanding financially-settled commodity derivative instruments that qualify for hedge accounting at June 30, 2005 and December 31, 2004, and the related line item on the Consolidated Balance Sheet. Fair value is the amount at which derivative instruments could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale.


-------------------------------------------------------------------------------
(In Millions of Dollars)                    June 30, 2005     December 31, 2004
-------------------------------------------------------------------------------
Gas Contracts:
  Other current assets                           $   0.3              $    0.2
  Accounts payable and other liabilities            (3.1)                 (6.2)
  Other deferred liabilities                        (6.9)                 (0.8)

Oil Contracts:
  Other current assets                               0.9                   7.7
  Accounts payable and other liabilities            (8.1)                    -

Electric Contracts:
  Other current assets                               1.2                   0.4
  Accounts payable and other liabilities               -                     -
-------------------------------------------------------------------------------
                                                 $ (15.7)             $    1.3
-------------------------------------------------------------------------------


Financially-Settled Commodity Derivative Instruments that Do Not Qualify for Hedge Accounting: KeySpan subsidiaries also have employed a limited number of financial derivatives that do not qualify for hedge accounting treatment under SFAS 133. In 2004, we purchased a series of call options on the spread between the price of heating oil and the price of natural gas. The options cover the period February 2005 through December 2005 and further complement our hedging strategy noted above regarding sales to certain large-volume customers. As stated, we sell gas to certain large-volume customers at prices established monthly relative to a prevailing alternate fuel price; however, the cost of gas plus the rate for the highest consumption block otherwise applicable to our firm commercial customers (under our applicable New York City and Long Island utility tariffs) is an upper limit on the price KeySpan can charge for the sale of natural gas to these customers. These options are intended to limit KeySpan's exposure to heating oil price spikes. These options do not qualify for hedge accounting treatment under SFAS 133. We recorded a $3.0 million benefit in other income and deductions on the Consolidated Statement of Income to reflect the change in the market value associated with this derivative instrument for the six months ended June 30, 2005. In addition, the Ravenswood Generating Station sold a three year option for 30-day peaking gas service. The 30-day peaking gas service is for the following three winter seasons: October 2004 - March 2005, October 2005 - March 2006 and October 2006 - March 2007. For each of the winter seasons just mentioned, the counterparty can call on the Ravenswood Generating Station to supply no more than 30,000 Mdth of a gas a day for no more than 30 days. We recorded a $0.6 million benefit in other income and deductions on the Consolidated Statement of Income to reflect the change in the market value associated with this derivative instrument for the six months ended June 30, 2005.

Firm Gas Sales Derivative Instruments - Regulated Utilities: We use derivative financial instruments to reduce the cash flow variability associated with the purchase price for a portion of future natural gas purchases associated with our Gas Distribution operations. Our strategy is to minimize fluctuations in firm gas sales prices to our regulated firm gas sales customers in our New York and New England service territories. The accounting for these derivative instruments is subject to SFAS 71. Therefore, changes in the fair value of these derivatives have been recorded as a regulatory asset or regulatory liability on the Consolidated Balance Sheet. Gains or losses on the settlement of these contracts are initially deferred and then refunded to or collected from our firm gas sales customers consistent with regulatory requirements. At June 30, 2005, these derivative instruments had a fair value of $60.6 million and are reflected as a regulatory liability on the Consolidated Balance Sheet.

Physically-Settled Commodity Derivative Instruments: SFAS 133 establishes criteria that must be satisfied in order for option contracts, forward contracts with optionality features, or contracts that combine a forward contract and a purchase option contract to be exempted as normal purchases and sales. Certain contracts for the physical purchase of natural gas associated with our regulated gas utilities are not exempt as normal purchases from the requirements of SFAS
133. Since these contracts are for the purchase of natural gas sold to regulated firm gas sales customers, the accounting for these contracts is subject to SFAS
71. Therefore, changes in the market value of these contracts have been recorded as a regulatory asset or regulatory liability on the Consolidated Balance Sheet. At June 30, 2005, these derivatives had a net fair value of $11.4 million and are reflected as a regulatory liability of $20.4 million and a regulatory asset of $9.0 on the Consolidated Balance Sheet.

Interest Rate Derivative Instruments: In January 2005, KeySpan redeemed $500 million of outstanding debt - 6.15% Notes due 2006, and accelerated the amortization of approximately $11.2 million of previously unamortized benefits associated with an interest rate swap on these notes that was previously settled. The accelerated amortization was recorded as a reduction to interest expense. (See Note 9 "Long-term Debt and Commercial Paper" for additional details regarding the debt redemption.) There were no interest rate derivative instruments outstanding at June 30, 2005.

Weather Derivatives: The utility tariffs associated with KEDNE's operations do not contain weather normalization adjustments. As a result, fluctuations from normal weather may have a significant positive or negative effect on the results of these operations.

In 2004, we purchased heating-degree day put options to mitigate the effect of fluctuations from normal weather on KEDNE's financial position and cash flows for the 2004/2005 winter heating season - November 2004 through March 2005. These put options would have paid KeySpan up to $40,000 per heating degree day when the actual temperature was below 4,130 heating degree days, or approximately 5% warmer than normal, based on the most recent 20-year average for normal weather. The maximum amount KeySpan would have received on these purchased put options was $16 million. The net premium cost for these options was $1.6 million and was amortized over the heating season. Unlike previous years, if weather was colder than normal KeySpan would have no financial obligation. Since weather was colder than normal during the first quarter of 2005 there was no earnings impact associated with these financial derivative instruments other than the premium cost for purchasing the options. We account for these derivatives pursuant to the requirements of EITF 99-2, "Accounting for Weather Derivatives." In this regard, such instruments are accounted for using the "intrinsic value method" as set forth in such guidance.

Derivative contracts are primarily used to manage exposure to market risk arising from changes in commodity prices and interest rates. In the event of non-performance by a counterparty to a derivative contract, the desired impact may not be achieved. The risk of counterparty non-performance is generally considered a credit risk and is actively managed by assessing each counterparty credit profile and negotiating appropriate levels of collateral and credit support. In instances where the counterparties' credit quality has declined, or credit exposure exceeds certain levels, we may limit our credit exposure by restricting new transactions with counterparties, requiring additional collateral or credit support and negotiating the early termination of certain agreements. We believe that our credit risk related to the above mentioned derivative financial instruments is no greater than the risk associated with the primary contracts which they hedge and that the elimination of a portion of the price risk reduces volatility in our reported results of operations, financial position and cash flows and lowers overall business risk.

5. RECENT ACCOUNTING PRONOUNCEMENTS

In 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") 106-2 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." This guidance clarified the accounting and disclosure requirements for employers with postretirement benefit plans that have been affected by the passage of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Medicare Act"). The Act introduced two new features to Medicare that an employer needs to consider in measuring its obligation and net periodic postretirement benefit costs. KeySpan's retiree health benefit plan currently includes a prescription drug benefit that is provided to retired employees. KeySpan implemented the requirements of FSP 106-2 in September 2004.

In January 2005, the Department of Health and Human Services/Centers for Medicare and Medicaid Services ("CMS") released final regulations with regard to the implementation of the major provisions of the Medicare Act. KeySpan has reviewed the new provisions and believes that the new guidance will not have a material impact on its results of operations or cash flows.

In December 2004 the FASB issued SFAS 123 (revised 2004) "Share-Based Payment." This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement revises certain provisions of SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion 25 "Accounting for Stock Issued to Employees." The fair-value-based method in this Statement is similar to the fair-value-based method in Statement 123 in most respects. However, the following are key differences between the two: entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value as compared to using the intrinsic method allowed under Statement 123; entities are required to estimate the number of instruments for which the requisite service is expected to be rendered, as compared to accounting for forfeitures as they occur under Statement 123; and incremental compensation cost for a modification of the terms or conditions of an award are also measured differently under this Statement compared to Statement 123. This Statement also clarifies and expands Statement 123's guidance in several areas. The effective date of this Statement is the beginning of the first fiscal year beginning after June 15, 2005. KeySpan adopted the prospective method of transition for stock options in accordance with SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." Accordingly, compensation expense has been recognized by employing the fair value recognition provisions of SFAS 123 for grants awarded after January 1, 2003. KeySpan is currently reviewing the requirements of this Statement, and believes that implementation of this Statement will not have a material impact on its results of operations or financial position and no impact on its cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47 ("FIN 47") "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143." FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143 "Accounting for Asset Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. An entity shall recognize the cumulative effect of initially applying FIN 47 as a change in accounting principle. The effective date of FIN 47 is December 31, 2005 for calendar-year enterprises.

At the present time, KeySpan's only asset retirement obligation relates to its investment in Seneca-Upshur. KeySpan is currently reviewing the requirements of FIN 47 and at this point in time can not determine the impact, if any, that implementation of FIN 47 will have on its results of operations or financial position; cash flows should not be impacted by the implementation of FIN 47. See
Note 6 "Financial Guarantees and Contingencies," for details on KeySpan's asset retirement obligation.

On July 14, 2005, the FASB issued an Exposure Draft "Accounting for Uncertain Tax Positions," that would interpret SFAS 109, "Accounting for Income Taxes." This proposal seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement requirements related to accounting for income taxes. Specifically, the proposal would require that a tax position meet a "probable recognition threshold" for the benefit of an uncertain tax position to be recognized in the financial statements. The proposal would require recognition in the financial statements of the best estimate of the effect of a tax position only if that position is probable of being sustained on audit by the appropriate taxing authorities, based solely on the technical merits of the position.

The proposed effective date is the first fiscal year ending after December 15, 2005. Any adjustments resulting from the implementation of the exposure draft would be recognized as a cumulative effect of a change in accounting principle. The FASB has provided a 60-day comment period, which closes September 12, 2005. At this time we are unable to predict the final action to be taken by the FASB, or what impact, if any, such action will have on KeySpan's financial condition, results of operations or cash flows.

6. FINANCIAL GUARANTEES AND CONTINGENCIES

Variable  Interest  Entity:  KeySpan  has an  arrangement  with an  unaffiliated variable interest financing entity through which we lease a portion of the Ravenswood Facility. We acquired the Ravenswood Facility, a 2,200-megawatt electric generating facility located in Queens, New York, in part, through the variable interest entity from Consolidated Edison on June 18, 1999 for approximately $597 million. In order to reduce the initial cash requirements, we entered into a Master Lease with the variable interest entity that acquired a portion of the facility, or three steam generating units, directly from Consolidated Edison and leased it to our subsidiary. The variable interest entity acquired the property for $425 million, financed with debt of $412.3 million (97% of capitalization) and equity of $12.7 million (3% of capitalization). KeySpan has no ownership interests in the units or the variable interest entity. KeySpan has guaranteed all payment and performance obligations of our subsidiary under the Master Lease. Monthly lease payments substantially equal the monthly interest expense on such debt securities.

The term of the Master Lease extends through June 20, 2009. On all future semi-annual payment dates, we have the right to either: (i) purchase the facility for the original acquisition cost of $425 million, plus the present value of the lease payments that would otherwise have been paid through June 2009; or (ii) terminate the Master Lease and dispose of the facility. In June 2009, when the Master Lease terminates, we may purchase the facility in an amount equal to the original acquisition cost, subject to adjustment, or surrender the facility to the lessor. If we elect not to purchase the property, the Ravenswood Facility will be sold by the lessor. We have guaranteed to the lessor 84% of the residual value of the original cost of the property.

We have classified the Master Lease as $412.3 million of long-term debt on the Consolidated Balance Sheet based on our current status as primary beneficiary. Further, we have an asset on the Consolidated Balance Sheet for an amount substantially equal to the fair market value of the leased assets at the inception of the lease, less depreciation since that date, or approximately $332 million.

If our subsidiary that leases the Ravenswood Facility was not able to fulfill its payment obligations with respect to the Master Lease payments, then the maximum amount KeySpan would be exposed to under its current guarantees would be $425 million plus the present value of the remaining lease payments through June 20, 2009.

Sale/leaseback Transaction: KeySpan also has a leveraged lease financing arrangement associated with the Ravenswood Expansion. In May 2004, the unit was acquired by a lessor from our subsidiary, KeySpan Ravenswood, LLC, and simultaneously leased back to that subsidiary. All the obligations of KeySpan Ravenswood, LLC under the lease have been unconditionally guaranteed by KeySpan. This lease transaction qualifies as an operating lease under SFAS 98 "Accounting for Leases: Sale/Leaseback Transactions Involving Real Estate; Sales-Type Leases of Real Estate; Definition of the Lease Term; an Initial Direct Costs of Direct Financing Leases, an amendment of FASB Statements No.13, 66, 91 and a rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11."

Asset Retirement Obligations: In 2003, KeySpan adopted SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 required us to record a liability and corresponding asset representing the present value of legal obligations associated with the retirement of tangible, long-lived assets that existed at the inception of the obligation. KeySpan's only asset retirement obligation ("ARO") relates to its investment in Seneca-Upshur and was $1.9 million at June 30, 2005.

KeySpan's largest asset base is its gas transmission and distribution system. A legal obligation exists due to certain safety requirements at final abandonment. In addition, a legal obligation may be construed to exist with respect to KeySpan's liquefied natural gas ("LNG") storage tanks due to clean up responsibilities upon cessation of use. However, mass assets such as storage, transmission and distribution assets are believed to operate in perpetuity and, therefore, have indeterminate cash flow estimates. Since that exposure is in perpetuity and cannot be measured, no liability has been recorded pursuant to SFAS 143. As discussed in Note 5 "Recent Accounting Pronouncements," the FASB recently issued FIN 47 which clarifies certain reporting and measurement issues for asset retirement obligations. As noted, we are currently reviewing the requirements of FIN 47, and its potential impact, if any, on KeySpan's financial position and results of operations.

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

We have identified 28 of these sites as being associated with the historical operations of KEDNY. One site has been fully remediated. Subject to the issues described in the preceding paragraph, the remaining 27 sites either are in the process of being investigated and remediated or will be investigated and, if necessary, remediated under the terms and conditions of various types of DEC cleanup orders. Expenditures incurred to date by us with respect to KEDNY MGP-related activities total $53.2 million.

The remaining 15 sites have been identified as being associated with the historical operations of KEDLI. Expenditures incurred to date by us with respect to KEDLI MGP-related activities total $47.1 million. One site has been fully investigated and requires no further action. The remaining sites either are in the process of being investigated and remediated or will be investigated and, if necessary, remediated under the conditions of various types of DEC cleanup orders.

We presently estimate the remaining cost of our KEDNY and KEDLI MGP-related environmental remediation activities will be $196.8 million, which amount has been accrued by us as a reasonable estimate of probable cost for known sites. However, remediation costs for each site may be materially higher than noted, depending upon changing technologies and regulatory standards, selected end use for each site, and actual environmental conditions encountered.

With respect to remediation costs, the KEDNY and KEDLI rate plans approved by the NYPSC generally provide for the recovery from customers of investigation and remediation costs of certain sites. At June 30, 2005, we have reflected a regulatory asset of $223 million for our KEDNY/KEDLI MGP sites. In accordance with NYPSC policy, KeySpan records a reduction to regulatory liabilities as costs are incurred for environmental cleanup activities. At June 30, 2005, these previously deferred regulatory liabilities totaled $32.1 million. In October 2003, KEDNY and KEDLI filed a joint petition with the NYPSC seeking rate treatment for additional environmental costs that may be incurred at all of our New York MGP sites. That petition is still pending.

During the six months ended June 30, 2005, KEDNY and KEDLI received an aggregate amount of $21.1 million from insurance carriers associated with MGP related insurance settlements. These proceeds were used to offset other regulatory items and therefore had no earnings impact.

We are also responsible for environmental obligations associated with the Ravenswood Facility, purchased from Consolidated Edison in 1999, including remediation activities associated with its historical operations and those of the MGP facilities that formerly operated at the site. We are not responsible for liabilities arising from disposal of waste at off-site locations prior to the acquisition closing and any monetary fines arising from Consolidated Edison's pre-closing conduct. We presently estimate the remaining environmental clean up activities for this site will be $1.9 million, which amount has been accrued by us. Expenditures incurred to date total $3.1 million.

New England Sites: Within the Commonwealth of Massachusetts and the State of New Hampshire, we are aware of 77 former MGP sites and related facilities within the existing or former service territories of KEDNE.

Boston Gas Company, Colonial Gas Company and Essex Gas Company may have or share responsibility under applicable environmental laws for the remediation of 67 of these sites. A subsidiary of National Grid USA, formerly New England Electric System, has assumed responsibility for remediating 11 of these sites, subject to a limited contribution from Boston Gas Company, and has provided full indemnification to Boston Gas Company with respect to eight other sites. In addition, Boston Gas Company, Colonial Gas Company, and Essex Gas Company have assumed responsibility for remediating three sites each. At this time, it is uncertain as to whether Boston Gas Company, Colonial Gas Company or Essex Gas Company have or share responsibility for remediating any of the other sites. No notice of responsibility has been issued to us for any of these sites from any environmental regulatory authority.

We presently estimate the remaining cost of these Massachusetts KEDNE MGP-related environmental cleanup activities will be $15.3 million, which amount has been accrued by us as a reasonable estimate of probable cost for known sites, however remediation costs for each site may be materially higher than noted, depending upon changing technologies and regulatory standards, selected end use for each site, and actual environmental conditions encountered. Expenditures incurred since November 8, 2000, the date KeySpan acquired the KEDNE companies, with respect to these MGP-related activities total $23.8 million.

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

We presently estimate the remaining cost of EnergyNorth MGP-related environmental cleanup activities will be $12 million, which amount has been accrued by us as a reasonable estimate of probable cost for known sites however, remediation costs for each site may be materially higher than noted, depending upon changing technologies and regulatory standards, selected end use for each site, and actual environmental conditions encountered. Expenditures incurred since November 8, 2000, with respect to these MGP-related activities total $13.7 million.

By rate orders, the Massachusetts Department of Telecommunications and Energy ("MADTE") and the New Hampshire Public Utility Commission ("NHPUC") provide for the recovery of site investigation and remediation costs and, accordingly, at December 31, 2004, we have reflected a regulatory asset of $44.1 million for the KEDNE MGP sites. As previously mentioned, Colonial Gas Company and Essex Gas Company are not subject to the provisions of SFAS 71 and therefore have recorded no regulatory asset. However, rate orders currently in effect for these subsidiaries provide for the recovery of investigation and remediation costs.

KeySpan New England, LLC Sites: We are aware of three non-utility sites associated with KeySpan New England, LLC, a successor company to Eastern Enterprises, for which we may have or share environmental remediation or ongoing maintenance responsibility. These three sites, located in Philadelphia, Pennsylvania, New Haven, Connecticut and Everett, Massachusetts, were associated with historical operations involving the production of coke and related industrial processes. Honeywell International, Inc. and Beazer East, Inc. (both former owners and/or operators of certain facilities at Everett (the "Everett Facility") together with KeySpan, have entered into an ACO with the Massachusetts Department of Environmental Protection for the investigation and development of a remedial response plan for a portion of that site. KeySpan, Honeywell and Beazer East have entered into a cost-sharing agreement to address the cost of compliance with the ACO.

We presently estimate the remaining cost of our environmental cleanup activities for the three non-utility sites will be approximately $18.1 million, which amount has been accrued by us as a reasonable estimate of probable costs for known sites however, remediation costs for each site may be materially higher than noted, depending upon changing technologies and regulatory standards, selected end use for each site, and actual environmental conditions encountered. Expenditures incurred since November 8, 2000, with respect to these sites total $14.7 million.

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

See KeySpan's  Annual Report on Form 10-K for the year ended  December 31, 2004,
Note 7 to those Consolidated Financial Statements "Contractual Obligations, Financial Guarantees and Contingencies" for further information on environmental matters.

Legal Matters

From time to time we are subject to various legal proceedings arising out of the ordinary course of our business. Except as described below, or in KeySpan's Annual Report on Form 10-K for the year ended December 31, 2004, we do not consider any of such proceedings to be material to our business or likely to result in a material adverse effect on our results of operations, financial condition or cash flows.

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

This new complaint asserts essentially the same allegations as contained in two prior federal shareholder derivative actions which were commenced in October 2001 and June 2002. On March 15, 2004, KeySpan and the individual defendants filed a motion to dismiss those earlier federal complaints. On April 14, 2004, the plaintiffs filed a notice of voluntary withdrawal of their actions. On April 23, 2004, the federal court dismissed both actions without prejudice. On April 29, 2005, KeySpan and the individual defendants filed a motion to dismiss this new complaint. In response to this motion to dismiss, on July 20, 2005, the plaintiff served an amended complaint in which she attempts to address the issues raised in the motion. KeySpan intends to file a motion to dismiss this amended complaint. While KeySpan denies any wrongdoing, the outcome of this proceeding cannot be determined as yet.

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

Financial Guarantees

KeySpan has issued financial guarantees in the normal course of business, primarily on behalf of its subsidiaries, to various third party creditors. At June 30, 2005, the following amounts would have to be paid by KeySpan in the event of non-payment by the primary obligor at the time payment is due:

------------------------------------------------------------------------------------------
                                                              Amount of      Expiration
  Nature of Guarantee (In Thousands of Dollars)                Exposure         Dates
------------------------------------------------------------------------------------------
Guarantees for Subsidiaries
  Medium-Term Notes - KEDLI                       (i)        $   525,000     2008-2010
  Industrial Development Revenue Bonds            (ii)           128,000       2027
  Ravenswood - Master Lease                       (iii)          425,000       2009
  Ravenswood - Sale/leaseback                     (iv)           385,000       2040
  Surety Bonds                                    (v)            102,000     2005-2008
  Commodity Guarantees and Other                  (vi)            71,000       2005
  Letters of Credit                               (vii)           74,000       2005
------------------------------------------------------------------------------------------
                                                             $ 1,710,000
------------------------------------------------------------------------------------------

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

(iii) KeySpan has guaranteed all payment and performance obligations of KeySpan Ravenswood, LLC, the lessee under the Master Lease. The term of the lease has been extended to June 20, 2009. The Master Lease is classified as $412.3 million long-term debt on the Consolidated Balance Sheet.

(iv) KeySpan has guaranteed all payment and performance obligations of KeySpan Ravenswood, LLC, the lessee under the sale/leaseback transaction associated with the Ravenswood Expansion. The initial term of the lease is for 36 years. As noted previously, this lease qualifies as an operating lease and is not reflected on the Consolidated Balance Sheet.

(v) KeySpan has agreed to indemnify the issuers of various surety and performance bonds associated with certain construction projects currently being performed by certain current and former subsidiaries. In the event that the current or former subsidiaries fail to perform their obligations under contracts, the injured party may demand that the surety make payments or provide services under the bond. KeySpan would then be obligated to reimburse the surety for any expenses or cash outlays it incurs. Although KeySpan is not guaranteeing any new bonds for any of the former subsidiaries, KeySpan's indemnity obligation supports the contractual obligation of these current and former subsidiaries. In addition, a performance and payment bond issued for the benefit of a former subsidiary with respect to a pending project, which bond had been supported by a $150 million indemnity obligation, has been replaced. KeySpan has also received from a former subsidiary an indemnity bond issued by a third party insurance company, the purpose of which is to reimburse KeySpan in an amount up to $80 million in the event it is required to perform under all other indemnity obligations previously incurred by KeySpan to support such company's bonded projects existing prior to divestiture. At June 30, 2005, the total cost to complete such remaining bonded projects is estimated to be approximately $63 million.

(vi) KeySpan has guaranteed commodity-related payments for subsidiaries within the Energy Services segment, as well as KeySpan Ravenswood, LLC. These guarantees are provided to third parties to facilitate physical and financial transactions involved in the purchase of natural gas, oil and other petroleum products for electric production and marketing activities. The guarantees cover actual purchases by these subsidiaries that are still outstanding as of June 30, 2005.

(vii) KeySpan has arranged for stand-by letters of credit to be issued to third parties that have extended credit to certain subsidiaries. Certain vendors require us to post letters of credit to guarantee subsidiary performance under our contracts and to ensure payment to our subsidiary subcontractors and vendors under those contracts. Certain of our vendors also require letters of credit to ensure reimbursement for amounts they are disbursing on behalf of our subsidiaries, such as to beneficiaries under our self-funded insurance programs. Such letters of credit are generally issued by a bank or similar financial institution. The letters of credit commit the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that we have failed to perform specified actions. If this were to occur, KeySpan would be required to reimburse the issuer of the letter of credit.

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

In March 2005, LIPA issued a Request for Proposal ("RFP") to provide system power supply management services beginning May 29, 2006 and fuel management services for certain of its peaking generating units beginning January 1, 2006. A KeySpan subsidiary is currently performing these services. KeySpan submitted a bid in response to the new RFP in April 2005. LIPA was scheduled to select a service provider in June 2005, but has deferred such decision at this time. We cannot predict the outcome or the timing of any decisions by LIPA on this matter at this time.

In addition, LIPA is in the process of performing a long-term strategic review initiative regarding its future direction. It has engaged a team of advisors and consultants and has been conducting public hearings to develop recommendations to be submitted to the LIPA Trustees. Some of the strategic options that LIPA is considering include whether LIPA should continue its operations as they presently exist, fully municipalize or privatize, or sell some, but not all of their assets. LIPA was initially required to make a determination by May 2005 as to whether it would exercise its option to purchase our Long Island generating plants pursuant to the terms of the Generation Purchase Rights Agreement. KeySpan and LIPA have mutually agreed to extend the date by which LIPA must make this determination to December 15, 2005. At this time, we are unable to determine what the outcome of this strategic review will have on our financial condition, results of operations or cash flows. Any action that may be taken will have to take into consideration the long-term nature of our existing contracts.

During the year ended December 31, 2002, KeySpan recorded an adjustment to deferred income taxes of $177.7 million to reflect a decrease in the tax basis of the assets acquired at the time of the KeySpan/LILCO combination. This adjustment resulted from a revised valuation study. Concurrent with this deferred tax adjustment, KeySpan reduced current income taxes payable by $183.2 million, resulting in a net $5.5 million income tax benefit. As reported in

KeySpan's Form 10-K for the year ended December 31, 2004, the Internal Revenue Service ("IRS") conducted an audit of LILCO's tax returns for the tax years ended December 31, 1996 through March 31, 1999 and KeySpan's and The Brooklyn Union Gas Company's tax returns for the tax years ended September 30, 1997 through December 31, 1998, pertaining to the KeySpan/LILCO combination, as well as other return years. The primary issue raised in the conduct of the examination relates to the valuation of the transferred assets in the KeySpan/LILCO combination. The IRS has completed its audit and has proposed a significant adjustment to the valuation of the assets transferred in the KeySpan/LILCO combination, as well as other adjustments.

KeySpan is pursuing an administrative appeal before the IRS with respect to the issues raised in the audit. KeySpan believes that its tax positions comply with applicable tax law and will defend these positions both through administrative and, if necessary, judicial procedures. At this point in time, we can not determine what the impact, if any, will be on KeySpan's financial position, results of operations or cash flows from the resolution of these tax matters.

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

KeySpan continues to apply APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for grants awarded prior to January 1, 2003. Accordingly, no compensation cost has been recognized for these fixed stock option plans in the Consolidated Financial Statements since the exercise prices and market values were equal on the grant dates. Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under the plans consistent with SFAS 123, our net income and earnings per share would have decreased to the pro-forma amounts indicated below:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                         Three Months Ended June 30,       Six Months Ended June 30,
(In Millions of Dollars, Except Per Share Amounts)                            2005             2004            2005           2004
-----------------------------------------------------------------------------------------------------------------------------------
Earnings available for common stock:
As reported                                                                  $ 16.2          $ 129.3        $ 250.6        $ 375.5
     Add: recorded stock-based compensation expense, net of tax                 3.0              1.4            6.1            2.8
     Deduct: total stock-based compensation expense, net of tax                (3.5)            (2.4)          (7.0)          (5.0)
-----------------------------------------------------------------------------------------------------------------------------------
Pro-forma earnings                                                           $ 15.7          $ 128.3        $ 249.7        $ 373.3
-----------------------------------------------------------------------------------------------------------------------------------
Earnings per share:
     Basic - as reported                                                     $ 0.10          $  0.81        $  1.51        $  2.35
     Basic - pro-forma                                                       $ 0.09          $  0.80        $  1.51        $  2.33

     Diluted - as reported                                                   $ 0.09          $  0.80        $  1.51        $  2.33
     Diluted - pro-forma                                                     $ 0.09          $  0.79        $  1.50        $  2.31
-----------------------------------------------------------------------------------------------------------------------------------

8. POSTRETIREMENT BENEFITS

Pension Plans: The following information represents the consolidated net periodic pension cost for the six months ended June 30, 2005 and 2004, for our noncontributory defined benefit pension plans which cover substantially all employees. Benefits are based on years of service and compensation. Funding for pensions is in accordance with requirements of federal law and regulations. KEDLI and Boston Gas Company are subject to certain deferral accounting requirements mandated by the NYPSC and the MADTE, respectively for pension costs and other postretirement benefit costs. Further, KeySpan's electric subsidiaries are subject to certain "true-up" provisions in accordance with the LIPA service agreements.

The calculation of net periodic pension cost is as follows:

-----------------------------------------------------------------------------------------------
                                                                  Six Months Ended June 30,
(In Millions of Dollars)                                        2005                 2004
-----------------------------------------------------------------------------------------------
Service cost, benefits earned during the period            $    28.3               $ 26.5
Interest cost on projected benefit obligation                   74.3                 72.1
Expected return on plan assets                                 (86.6)               (79.1)
Net amortization and deferral                                   37.0                 31.6
-----------------------------------------------------------------------------------------------
Total pension cost                                         $    53.0    $            51.1
-----------------------------------------------------------------------------------------------

Other Postretirement Benefits: The following information represents the consolidated net periodic other postretirement benefit cost for the six months ended June 30, 2005 and 2004, for our noncontributory defined benefit plans covering certain health care and life insurance benefits for retired employees. We have been funding a portion of future benefits over employees' active service lives through Voluntary Employee Beneficiary Association ("VEBA") trusts. Contributions to VEBA trusts are tax deductible, subject to limitations contained in the Internal Revenue Code.

Net periodic other postretirement benefit cost included the following components:

---------------------------------------------------------------------------------------------
                                                                   Six Months Ended June 30,
(In Millions of Dollars)                                           2005                 2004
---------------------------------------------------------------------------------------------
Service cost, benefits earned during the period                   $ 12.2              $ 10.1
Interest cost on accumulated
   postretirement benefit obligation                                37.8                37.0
Expected return on plan assets                                     (18.1)              (17.0)
Net amortization and deferral                                       30.0                23.4
---------------------------------------------------------------------------------------------
Other postretirement cost                                         $ 61.9              $ 53.5
---------------------------------------------------------------------------------------------

During the first six months 2005, KeySpan has contributed $98.5 million to its pension plans and $15.0 million to its other postretirement benefit plans. At the present time, KeySpan does not anticipate contributing any additional funds to its pension plans for the remainder of 2005. However, KeySpan anticipates contributing up to an additional $11 million to its other postretirement benefit plans during the remainder of 2005. These estimated contribution levels are subject to change based on future market returns, interest rates and certain other measurements. Actual contributions, therefore, may vary from these levels.

9. LONG-TERM DEBT and COMMERCIAL PAPER

On January 14, 2005, KeySpan redeemed $500 million of 6.15% Notes due 2006. KeySpan incurred $20.9 million in call premiums and wrote-off $1.3 million of previously deferred costs. Further, we accelerated the amortization of approximately $11.2 million of previously unamortized benefits associated with an interest rate swap on these bonds. The accelerated amortization was recorded as a reduction to interest expense.

At December 31, 2004, KeySpan had $460 million of MEDS Equity Units outstanding at 8.75%, consisting of a three-year forward purchase contract for our common stock and a six-year note. The purchase contract required us, three years from the date of issuance of the MEDs Equity Units, May 16, 2005, to issue and the investors to purchase, a number of shares of our common stock based on a formula tied to the market price of our common stock at that time. The 8.75% coupon was composed of interest payments on the six-year note of 4.9% and premium payments on the three-year equity forward contract of 3.85%.

In 2005, KeySpan was required to remarket the note component of the Equity Units between February 2005 and May 2005 and reset the interest rate to the then current market rate of interest; however, the reset interest rate could not be set below 4.9%. In March 2005, KeySpan remarketed the note component of $394.9 million of the Equity Units at the reset interest rate of 4.9% through their maturity date of May 2008. The balance of the notes ($65.1 million) were held by the original MEDs equity holders in accordance with their terms and not remarketed. KeySpan then exchanged $300 million of the remarketed notes for $307.2 million of new 30 year notes bearing an interest rate of 5.8%. Therefore, at June 30, 2005 KeySpan had $160 million of 4.9% notes outstanding with a maturity date of May 2008 and $307.2 million of 5.8% notes outstanding with a maturity date of April 2035.

On May 16, 2005 KeySpan issued 12.1 million shares of common stock, at an issuance price of $37.93 per share, pursuant to the terms of the financial purchase contract described above. KeySpan received proceeds of approximately $460 million from the equity conversion. The number of shares issued was dependent on the average closing price of our common stock over the 20 day trading period ending on the third trading day prior to May 16, 2005.

On June 24, 2005, KeySpan closed on a $920 million revolving credit facility for five years due June 24, 2010, which was syndicated among fifteen banks, and an amended $580 million revolving credit facility due June 24, 2009. These facilities replace an existing $660 million, 3-year facility due June 2006, and a 5-year $640 million facility due June 2009. The two credit facilities, which now total $1.5 billion - $920 million for five years through 2010, and $580 million for the amended facility through 2009, will continue to support KeySpan's commercial paper program for ongoing working capital needs.

The fees for the facilities are based on KeySpan's current credit ratings and are increased or decreased based on a downgrading or upgrading of our ratings. The current annual facility fee is 0.07% based on our credit rating of A3 by Moody's Investor Services and A by Standard & Poor's for each facility. Both credit facilities allow for KeySpan to borrow using several different types of loans; specifically, eurodollar loans, ABR loans, or competitively bid loans. Eurodollar loans are based on the Eurodollar rate plus a margin that is tied to our applicable credit ratings. ABR loans are based on the higher of the Prime Rate, the base CD rate plus 1%, or the Federal Funds Effective Rate plus 0.5%. Competitive bid loans are based on bid results requested by KeySpan from the lenders. We do not anticipate borrowing against these facilities; however, if the credit rating on our commercial paper program were to be downgraded, it may be necessary to do so.

The facilities contain certain affirmative and negative operating covenants, including restrictions on KeySpan's ability to mortgage, pledge, encumber or otherwise subject its property to any lien, as well as certain financial covenants that require us to, among other things, maintain a consolidated indebtedness to consolidated capitalization ratio of no more than 65% as at the last day of any fiscal quarter. Violation of these covenants could result in the termination of the facilities and the required repayment of amounts borrowed thereunder, as well as possible cross defaults under other debt agreements. At June 30, 2005, KeySpan's consolidated indebtedness was 48.4% of its consolidated capitalization and KeySpan was in compliance with all covenants.

Subject to certain conditions set forth in the credit facility, KeySpan has the right, at any time, to increase the commitments under the $920 million facility up to an additional $300 million. In addition, KeySpan has the right to request that the termination date be extended for an additional period of 365 days prior to each anniversary of the closing date. This extension option, however, requires the approval of lenders holding more than 50% of the total commitments to such extension request. Under the agreements, KeySpan has the ability to replace non-consenting lenders with other pre-approved banks or financial institutions.

At June 30, 2005, $284 million of commercial paper was outstanding at a weighted average annualized interest rate of 3.29%. Based on the level of authorization granted to us by the Securities and Exchange Commission ("SEC"), we had the ability to issue up to an additional $1.0 billion of short-term debt at June 30, 2005 under the commercial paper program.

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

------------------------------------------------------------------------------------------------------------------------------------
                           Statement of Income
------------------------------------------------------------------------------------------------------------------------------------
                                                                     Three Months Ended June 30, 2005
(In Millions of Dollars)                       Guarantor          KEDLI        Other Subsidiaries     Eliminations    Consolidated
------------------------------------------------------------------------------------------------------------------------------------
                                           -----------------------------------------------------------------------------------------
Revenues                                          $  0.1         $ 227.5              $ 1,114.8           $   0.1         $ 1,342.5
                                           -----------------------------------------------------------------------------------------
Operating Expenses
  Purchased gas                                        -           137.6                  364.0                 -             501.6
  Fuel and purchased power                             -               -                  159.2                 -             159.2
  Operations and maintenance                         1.1            31.3                  359.4                 -             391.8
  Intercompany expense                                 -             1.2                   (1.2)                -                 -
  Depreciation and amortization                        -            18.4                   79.1                 -              97.5
  Operating taxes                                      -            15.3                   78.7                 -              94.0
                                           -----------------------------------------------------------------------------------------
Total Operating Expenses                             1.1           203.8                1,039.2                 -           1,244.1
                                           -----------------------------------------------------------------------------------------
 Income from equity investments                        -               -                    4.7                 -               4.7
Gain on Sale of Property                               -               -                    0.1                 -               0.1
                                           -----------------------------------------------------------------------------------------
Operating Income (Loss)                             (1.0)           23.7                   80.4               0.1             103.2
                                           -----------------------------------------------------------------------------------------

Interest charges                                   (37.9)          (17.7)                 (52.7)             35.6             (72.6)
Other income and (deductions)                       52.7             2.9                    7.9             (59.3)              4.1
                                           -----------------------------------------------------------------------------------------
Total Other Income and (Deductions)                 14.8           (14.8)                 (44.8)            (23.7)            (68.5)
                                           -----------------------------------------------------------------------------------------

Income Taxes (Benefit)                              (3.2)            4.1                   14.9                 -              15.8
                                           -----------------------------------------------------------------------------------------
                                                                                                                                  -
Earnings from Continuing Operations                 17.1             4.7                   20.7             (23.6)             18.9
Discontinued Operations                                -               -                   (1.8)                               (1.8)
                                           -----------------------------------------------------------------------------------------
Net Income                                        $ 17.1         $   4.7              $    18.9           $ (23.6)        $    17.1
                                           =========================================================================================

------------------------------------------------------------------------------------------------------------------------------------
                        Statement of Income
------------------------------------------------------------------------------------------------------------------------------------
                                                                       Three Months Ended June 30, 2004
(In Millions of Dollars)                        Guarantor          KEDLI       Other Subsidiaries     Eliminations     Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                          $   0.1         $ 181.4              $ 1,096.4         $   (0.1)        $ 1,277.8
                                           -----------------------------------------------------------------------------------------
Operating Expenses
  Purchased gas                                         -            96.9                  266.2                -             363.1
  Fuel and purchased power                              -               -                  130.3                -             130.3
  Operations and maintenance                         (3.4)           33.7                  361.0                -             391.3
  Intercompany expense                                  -             1.5                   (1.5)                                 -
  Depreciation and amortization                         -            18.4                  170.6                -             189.0
  Operating taxes                                       -            12.7                   77.6                -              90.3
                                           -----------------------------------------------------------------------------------------
Total Operating Expenses                             (3.4)          163.2                1,004.2                -           1,164.0
                                           -----------------------------------------------------------------------------------------
Income from equity investments                          -               -                    8.4                -               8.4
                                           -----------------------------------------------------------------------------------------
Operating Income (Loss)                               3.5            18.2                  100.6             (0.1)            122.2
                                           -----------------------------------------------------------------------------------------

Interest charges                                    (53.3)          (14.8)                 (69.5)            49.1             (88.5)
Other income and (deductions)                       176.0             0.1                  177.4           (178.1)            175.4
                                           -----------------------------------------------------------------------------------------
Total Other Income and (Deductions)                 122.7           (14.7)                 107.9           (129.0)             86.9
                                           -----------------------------------------------------------------------------------------

Income Taxes (Benefit)                               (4.6)            2.3                   81.4                -              79.1
                                           -----------------------------------------------------------------------------------------
Earnings from Continuing Operations                 130.8             1.2                  127.1           (129.1)            130.0
Discontinued Operations                                 -               -                    0.8                -               0.8
                                           -----------------------------------------------------------------------------------------
Net Income                                        $ 130.8         $   1.2              $   127.9         $ (129.1)        $   130.8
                                           =========================================================================================

-----------------------------------------------------------------------------------------------------------------------------------
                           Statement of Income
-----------------------------------------------------------------------------------------------------------------------------------
                                                                    Six Months Ended June 30, 2005
(In Millions of Dollars)                     Guarantor           KEDLI      Other Subsidiaries      Eliminations       Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
                                         ------------------------------------------------------------------------------------------
Revenues                                        $   0.2         $ 731.1              $ 3,091.9          $   (0.2)       $  3,823.0
                                         ------------------------------------------------------------------------------------------
Operating Expenses
  Purchased gas                                       -           451.6                1,358.9                 -           1,810.5
  Fuel and purchased power                            -               -                  292.3                 -             292.3
  Operations and maintenance                        7.3            63.8                  707.9                 -             779.0
  Intercompany expense                                -             2.5                   (2.5)                -                 -
  Depreciation and amortization                       -            44.9                  158.7                 -             203.6
  Operating taxes                                     -            32.5                  173.3                 -             205.8
                                         ------------------------------------------------------------------------------------------
Total Operating Expenses                            7.3           595.3                2,688.6                 -           3,291.2
                                         ------------------------------------------------------------------------------------------
 Income from equity investments                       -               -                   10.0                 -              10.0
Gain on Sale of Property                              -               -                    0.1                 -               0.1
                                         ------------------------------------------------------------------------------------------
Operating Income (Loss)                            (7.1)          135.8                  413.4              (0.2)            541.9
                                         ------------------------------------------------------------------------------------------

Interest charges                                  (67.6)          (32.5)                (103.6)             71.0            (132.7)
Other income and (deductions)                     314.4             3.0                   27.0            (348.0)             (3.6)
                                         ------------------------------------------------------------------------------------------
Total Other Income and (Deductions)               246.8           (29.5)                 (76.6)           (277.0)           (136.3)
                                         ------------------------------------------------------------------------------------------

Income Taxes (Benefit)                            (13.1)           38.2                  125.9                 -             151.0
                                         ------------------------------------------------------------------------------------------
                                                                                                                                 -
Earnings from Continuing Operations               252.8            68.1                  210.9            (277.2)            254.6
Discontinued Operations                               -               -                   (1.8)                               (1.8)
                                         ------------------------------------------------------------------------------------------
Net Income                                      $ 252.8         $  68.1              $   209.1          $ (277.2)       $    252.8
                                         ==========================================================================================

-----------------------------------------------------------------------------------------------------------------------------------
                        Statement of Income
-----------------------------------------------------------------------------------------------------------------------------------
                                                                      Six Months Ended June 30, 2004
(In Millions of Dollars)                       Guarantor           KEDLI      Other Subsidiaries     Eliminations     Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Revenues                                         $   0.3         $ 652.5              $ 3,135.9         $   (0.3)        $ 3,788.4
                                          -----------------------------------------------------------------------------------------
Operating Expenses
  Purchased gas                                        -           388.0                1,201.7                -           1,589.7
  Fuel and purchased power                             -               -                  231.9                -             231.9
  Operations and maintenance                        (3.1)           66.9                  734.5                -             798.3
  Intercompany expense                                 -             2.8                   (2.8)                                 -
  Depreciation and amortization                        -            48.3                  311.9                -             360.2
  Operating taxes                                      -            32.3                  180.3                -             212.6
                                          -----------------------------------------------------------------------------------------
Total Operating Expenses                            (3.1)          538.3                2,657.5                -           3,192.7
                                          -----------------------------------------------------------------------------------------
Income from equity investments                         -               -                   14.1                -              14.1
                                          -----------------------------------------------------------------------------------------
Operating Income (Loss)                              3.4           114.2                  492.5             (0.3)            609.8
                                          -----------------------------------------------------------------------------------------

Interest charges                                  (106.8)          (30.7)                (141.0)           105.9            (172.6)
Other income and (deductions)                      471.5             0.5                  177.3           (491.6)            157.7
                                          -----------------------------------------------------------------------------------------
Total Other Income and (Deductions)                364.7           (30.2)                  36.3           (385.7)            (14.9)
                                          -----------------------------------------------------------------------------------------

Income Taxes (Benefit)                             (10.4)           25.0                  202.2                -             216.8
                                          -----------------------------------------------------------------------------------------
Earnings from Continuing Operations                378.5            59.0                  326.6           (386.0)            378.1
Discontinued Operations                                -               -                    0.4                -               0.4
                                          -----------------------------------------------------------------------------------------
Net Income                                       $ 378.5         $  59.0              $   327.0         $ (386.0)        $   378.5
                                          =========================================================================================

----------------------------------------------------------------------------------------------------------------------------------
Balance Sheet
----------------------------------------------------------------------------------------------------------------------------------
                                                                               June 30, 2005
                                                                                    Other
(In Millions of Dollars)                           Guarantor           KEDLI    Subsidiaries     Eliminations       Consolidated
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash & temporary cash investments               $   182.7       $     3.5       $   137.8        $        -         $    324.0
   Accounts receivable, net                              0.7           152.8           948.8                 -            1,102.3
   Other current assets                                  2.6           154.8           615.7                 -              773.1
   Assets of discontinued operations                       -               -             1.0                 -                1.0
                                           ---------------------------------------------------------------------------------------
                                                       186.0           311.1         1,703.3                 -            2,200.4
                                           ---------------------------------------------------------------------------------------

Equity Investments                                   4,529.9             0.8           130.2          (4,419.1)             241.8
                                           ---------------------------------------------------------------------------------------
Property
   Gas                                                     -         2,032.0         4,982.5                 -            7,014.5
   Other                                                   -               -         3,044.5                 -            3,044.5
   Accumulated depreciation and depletion                  -          (396.2)       (2,525.8)                -           (2,922.0)
   Property of discontinued operations                     -               -               -                 -                  -
                                           ---------------------------------------------------------------------------------------
                                                           -         1,635.8         5,501.2                 -            7,137.0
                                           ---------------------------------------------------------------------------------------

Intercompany Accounts Receivable                     2,254.5            26.3        (1,197.4)         (1,083.4)                 -
                                                           -
Deferred Charges                                       474.9           232.7         2,161.2                 -            2,868.8
                                           ---------------------------------------------------------------------------------------
Total Assets                                       $ 7,445.3       $ 2,206.7       $ 8,298.5        $ (5,502.5)        $ 12,448.0
                                           =======================================================================================

LIABILITIES AND CAPITALIZATION
Current Liabilities
   Accounts payable                                $    41.5       $    79.7       $   564.8        $        -         $    686.0
   Commercial paper                                    284.0               -               -                 -              284.0
   Other current liabilities                           186.3           101.4            33.8                 -              321.5
   Liabilities of discontinued operations                  -               -             1.0                 -                1.0
                                           ---------------------------------------------------------------------------------------
                                                       511.8           181.1           599.6                 -            1,292.5
                                           ---------------------------------------------------------------------------------------
Intercompany Accounts Payable                           58.0            43.8          (547.2)            445.4                  -
                                           ---------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
Deferred income tax                                     12.4           345.4           768.1                 -            1,125.9
Other deferred credits and liabilities                 515.2           101.8         1,001.0                 -            1,618.0
                                           ---------------------------------------------------------------------------------------
                                                       527.6           447.2         1,769.1                 -            2,743.9
                                           ---------------------------------------------------------------------------------------
Capitalization
Common shareholders' equity                          4,498.4           883.7         3,520.5          (4,419.1)           4,483.5
Long-term debt                                       1,849.5           650.9         2,943.8          (1,528.8)           3,915.4
                                           ---------------------------------------------------------------------------------------
Total Capitalization                                 6,347.9         1,534.6         6,464.3          (5,947.9)           8,398.9
                                           ---------------------------------------------------------------------------------------
Minority Interest in Subsidiary Companies                  -               -            12.7                 -               12.7
                                           ---------------------------------------------------------------------------------------
Total Liabilities & Capitalization                 $ 7,445.3       $ 2,206.7       $ 8,298.5        $ (5,502.5)        $ 12,448.0
                                           =======================================================================================

------------------------------------------------------------------------------------------------------------------------------------
Balance Sheet
------------------------------------------------------------------------------------------------------------------------------------
                                                                               December 31, 2004
                                                                                     Other
(In Millions of Dollars)                           Guarantor        KEDLI         Subsidiaries       Eliminations     Consolidated
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash & temporary cash investments               $   580.7     $    (0.9)         $    342.2         $        -        $    922.0
   Accounts receivable, net                              0.8         223.6             1,087.7                  -           1,312.1
   Other current assets                                  4.5         146.5               650.6                  -             801.6
   Assets of discontinued operations                       -             -                42.9                  -              42.9
                                            ----------------------------------------------------------------------------------------
                                                       586.0         369.2             2,123.4                  -           3,078.6
                                            ----------------------------------------------------------------------------------------

Investments and Other                                4,567.3           2.0               169.1           (4,465.5)            272.9
                                            ----------------------------------------------------------------------------------------
Property
   Gas                                                     -       1,998.5             4,872.7                  -           6,871.2
   Other                                                   -             -             2,987.8                  -           2,987.8
   Accumulated depreciation and depletion                  -        (334.4)           (2,465.4)                 -          (2,799.8)
   Property of discontinued operations                     -             -                 8.7                  -               8.7
                                            ----------------------------------------------------------------------------------------
                                                           -       1,664.1             5,403.8                  -           7,067.9
                                            ----------------------------------------------------------------------------------------

Intercompany Accounts Receivable                     2,485.7             -             1,292.2           (3,777.9)                -

Deferred Charges                                       381.3         221.4             2,342.0                  -           2,944.7

                                            ----------------------------------------------------------------------------------------
Total Assets                                       $ 8,020.3     $ 2,256.7          $ 11,330.5         $ (8,243.4)       $ 13,364.1
                                            ========================================================================================

LIABILITIES AND CAPITALIZATION
Current Liabilities
   Accounts payable                                $    48.4     $   111.6          $    746.7         $        -        $    906.7
   Commercial paper                                    912.2             -                   -                  -             912.2
   Other current liabilities                           294.7         167.2               (62.7)                 -             399.2
   Liabilities of discontiuned operations                  -             -                64.2                  -              64.2
                                            ----------------------------------------------------------------------------------------
                                                     1,255.3         278.8               748.2                  -           2,282.3
                                            ----------------------------------------------------------------------------------------
Intercompany Accounts Payable                              -         101.3             2,147.8           (2,249.1)                -
                                            ----------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
Deferred income tax                                    (83.2)        298.1               909.2                  -           1,124.1
Other deferred credits and liabilities                 534.5         112.0               964.4                  -           1,610.9
                                            ----------------------------------------------------------------------------------------
                                                       451.3         410.1             1,873.6                  -           2,735.0
                                            ----------------------------------------------------------------------------------------
Capitalization
Common shareholders' equity                          3,940.5         815.6             3,604.2           (4,465.5)          3,894.8
Preferred stock                                         19.7             -                   -                  -              19.7
Long-term debt                                       2,353.5         650.9             2,943.1           (1,528.8)          4,418.7
                                            ----------------------------------------------------------------------------------------
Total Capitalization                                 6,313.7       1,466.5             6,547.3           (5,994.3)          8,333.2
                                            ----------------------------------------------------------------------------------------
Minority Interest in Subsidiary Companies                  -             -                13.6                  -              13.6
                                            ----------------------------------------------------------------------------------------
Total Liabilities & Capitalization                 $ 8,020.3     $ 2,256.7          $ 11,330.5         $ (8,243.4)       $ 13,364.1
                                            ========================================================================================

----------------------------------------------------------------------------------------------------------------------------------
Statement of Cash Flows
----------------------------------------------------------------------------------------------------------------------------------
                                                                              Six Months Ended June 30, 2005
                                                            ----------------------------------------------------------------------
(In Millions of Dollars)                                         Guarantor        KEDLI       Other Subsidiaries     Consolidated
----------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net Cash Provided by (Used in )Operating Activities                $ (94.6)      $ 144.2               $  415.6          $  465.1
                                                            ----------------------------------------------------------------------
Investing Activities
   Capital expenditures                                                  -         (43.2)                (187.8)           (231.0)
   Cost of removal                                                                  (2.5)                  (7.8)            (10.3)
   Proceeds from sale of investment                                      -             -                   48.1              48.1
                                                            ----------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities                      -         (45.7)                (147.6)           (193.2)
                                                            ----------------------------------------------------------------------
Financing Activities
   Treasury stock issued                                              36.2             -                      -              36.2
   Payment of debt, net                                           (1,128.2)            -                  (14.7)         (1,142.9)
   Redemption of preferred stock                                     (75.0)            -                      -             (75.0)
   Common and preferred stock dividends paid                        (149.8)            -                      -            (149.8)
   MEDs equity conversion                                            460.0             -                      -             460.0
   Other                                                              (2.4)            -                   18.4              16.0
   Intercompany dividend payments                                    266.5                               (266.5)                -
   Net intercompany accounts                                         289.2         (94.0)                (195.2)                -
                                                                                                                                -
                                                            ----------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities                 (303.4)        (94.0)                (458.0)           (855.5)
                                                            ----------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents              $ (398.0)      $   4.4               $ (190.0)         $ (583.6)
Net Cash Flow from Discontinued Operations                               -             -                  (14.4)            (14.4)
Cash and Cash Equivalents at Beginning of Period                     580.7          (0.9)                 342.2             922.0
                                                            ----------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                        $  182.7       $   3.5               $ 137.8           $ 324.0
                                                            ======================================================================

-----------------------------------------------------------------------------------------------------------------------------------
Statement of Cash Flows
-----------------------------------------------------------------------------------------------------------------------------------
                                                                              Six Months Ended June 30, 2004
                                                           ------------------------------------------------------------------------
(In Millions of Dollars)                                        Guarantor         KEDLI        Other Subsidiaries     Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net Cash Provided by (Used in) Operating Activities                $   4.4         $ 152.7                $ 631.1          $ 788.2
                                                           ------------------------------------------------------------------------
Investing Activities
  Capital expenditures                                                   -           (51.2)                (360.6)          (411.8)
  Cost of removal                                                        -            (0.7)                 (13.9)           (14.6)
  Proceeds from sale of property                                         -               -                  525.2            525.2
                                                           ------------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities                      -           (51.9)                 150.7             98.8
                                                           ------------------------------------------------------------------------
Financing Activities
   Treasury stock issued                                              14.6               -                      -             14.6
   Payment of debt, net                                             (441.9)              -                 (104.7)          (546.6)
   Common and preferred stock dividends paid                        (145.5)              -                      -           (145.5)
   Proceeds from sale/leaseback transaction                              -               -                  383.7            383.7
   Other                                                              10.4               -                   12.1             22.5
   Net intercompany accounts                                         986.7          (103.6)                (883.1)               -
                                                                                                                                 -
                                                           ------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities                  424.3          (103.6)                (592.0)          (271.3)
                                                           ------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                 428.7            (2.8)                 189.8            615.7
Net Cash Flow from Discontinued Operations                               -               -                   (1.0)            (1.0)
Cash and Cash Equivalents at Beginning of Period                      97.6             1.6                  104.2            203.4
                                                           ------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                         $ 526.3         $  (1.2)               $ 293.0          $ 818.1
                                                           ========================================================================
-----------------------------------------------------------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary of Results
----------------------------

The following is a summary of transactions affecting comparative earnings for the three and six months ended June 30, 2005, compared to the three and six months ended June 30, 2004. Capitalized terms used in the following discussion, but not otherwise defined, have the same meaning as when used in the Notes to the Consolidated Financial Statements included under Item 1. References to "KeySpan," "we," "us," and "our" mean KeySpan Corporation, together with its consolidated subsidiaries.

The table below summarizes the KeySpan's earnings for the periods indicated.

------------------------------------------------------------------------------------------------------------------------------------
                                 Three Months Ended        Three Months Ended        Six Months Ended          Six Months Ended
(In Millions of Dollars,            June 30, 2005             June 30, 2004            June 30, 2005             June 30, 2004
   Except Per Share Amounts)    Earnings        E.P.S.    Earnings        E.P.S.   Earnings        E.P.S.     Earnings      E.P.S.
------------------------------------------------------------------------------------------------------------------------------------
Earnings from core operations,
   less preferred stock
    dividends                   $ 18.0         $ 0.11     $  20.8        $ 0.13    $ 252.4         $ 1.52     $ 243.6        $ 1.52
Ceiling test write-down              -              -       (31.1)        (0.19)         -              -       (31.1)        (0.19)
Non-core earnings -
    Operations                       -              -        22.7          0.14          -              -        46.5          0.30
    Subsidiary stock
     transactions                    -              -       116.1          0.72          -              -       116.1          0.72
Discontinued operations           (1.8)         (0.01)        0.8          0.01       (1.8)         (0.01)        0.4             -

------------------------------------------------------------------------------------------------------------------------------------
Earnings for common stock       $ 16.2         $ 0.10     $ 129.3        $ 0.81    $ 250.6         $ 1.51     $ 375.5        $ 2.35
------------------------------------------------------------------------------------------------------------------------------------


KeySpan's earnings for common stock for the three months ended June 30, 2005 were $16.2 million, or $0.10 per share, compared to $129.3 million or $0.81 per share realized during the corresponding quarter last year. KeySpan's earnings for common stock for the six months ended June 30, 2005 were $250.6 million, or $1.51 per share, compared to $375.5 million or $2.35 per share realized during the same period last year. The variation in earnings for the three and six months ended June 30, 2005 compared to the corresponding periods of 2004, primarily reflects the absence of earnings in 2005 from non-core subsidiaries that were sold in 2004 and gains on subsidiary stock transactions.

For the first three months of 2004, KeySpan's non-core subsidiaries included its 55% equity ownership interest in The Houston Exploration Company ("Houston Exploration"), an independent natural gas and oil exploration company located in Houston, Texas. Further, during this time frame, KeySpan also held an approximate 61% investment in certain midstream natural gas assets in Western Canada through KeySpan Energy Canada Partnership ("KeySpan Canada").

On June 2, 2004, KeySpan exchanged 10.8 million shares of common stock of Houston Exploration for 100% of the stock of Seneca-Upshur, previously a wholly owned subsidiary of Houston Exploration. This transaction reduced our interest in Houston Exploration from 55% to the then current level of 23.5%. The net gain on the share exchange less deferred tax provisions was $106 million ($150.1 million pre-tax), or $0.66 per share.

On April 1, 2004, KeySpan and KeySpan Facilities Income Fund (the "Fund"), which previously owned a 39.09% interest in KeySpan Canada, consummated a transaction whereby the Fund sold 15.617 million units of the Fund and acquired an additional 35.91% interest in KeySpan Canada from KeySpan. As a result of this transaction, KeySpan's ownership of KeySpan Canada decreased to 25%. KeySpan recorded a gain of $22.8 million ($10.1 million after-tax, or $0.06 per share) on the transaction.

The operations of both Houston Exploration and KeySpan Canada were fully consolidated in KeySpan's Consolidated Financial Statements during the first three months 2004, and were accounted for on the equity method of accounting after the respective stock transactions reduced our ownership interest in these companies to below 50%. During the three and six months ended June 30, 2004, the combined earnings of Houston Exploration and KeySpan Canada, including the gains from the stock transactions, were $138.8 million or $0.86 per share, and $162.6 million, or $1.02 per share, respectively. KeySpan sold its remaining ownership interest in these non-core operations in the fourth quarter of 2004.

Also, in June 2004, KeySpan's wholly owned gas exploration and production subsidiaries that have remained with KeySpan after the Houston Exploration transaction, recorded a non-cash impairment charge of $48.2 million ($31.1 million after-tax, or $0.19 per share) to recognize the reduced valuation of proved reserves.

Additionally, for all periods, we have reclassified the operations of KeySpan's former mechanical contracting subsidiaries as discontinued operations as these companies were discontinued in the fourth quarter of 2004 and sold in early 2005. In the fourth quarter of 2004, KeySpan's investment in its mechanical contracting subsidiaries was written-down to fair value. During the first six months of 2005, operating losses amounting to $4.1 million after tax were incurred through the dates of sale of these companies, including, but not limited to, costs incurred for employee related benefits. Partially offsetting these losses was a gain of $2.3 million associated with the related divestitures, reflecting the difference between the fair value estimates and the financial impact of the actual sale transactions. The net income impact of the operating losses and the disposal gain was a loss of $1.8 million, or $0.01 per share for the three and six months ended June 30, 2005.

As indicated in the above table, KeySpan's earnings from core operations, less preferred stock dividends, decreased $2.8 million or $0.02 per share in the second quarter of 2005, primarily reflecting lower earnings from our gas distribution and electric services operations, offset by lower interest charges. Gas distribution results were impacted by higher operating expenses, primarily due to an increase in the provision for uncollectible accounts as a result of increasing gas costs and the impact from recent collection experience. Electric service operations were impacted by higher costs for plant overhauls, as well as lower net electric revenues from KeySpan's electric marketing activities. The decrease in interest expense resulted from the benefits attributable to lower outstanding debt resulting from debt redemptions in 2004 and the first quarter of 2005, as well as from the sale of Houston Exploration and KeySpan Canada.

For the six months ended June 30, 2005, KeySpan's earnings from core operations, less preferred stock dividends, increased $8.8 million compared to the same period of 2004, primarily reflecting higher earnings from our gas distribution operations, as well as lower interest charges. Gas distribution earnings were favorably impacted by customer additions and oil-to-gas conversions, net of attrition and conservation, as well as from higher revenues associated with the large volume heating market. However, earnings per share remained the same, reflecting a higher level of outstanding common stock. On May 16, 2005 KeySpan issued 12.1 million shares of common stock upon the conversion of the MEDs Equity Units. The dilutive effect of this on earnings per share for the six months ended June 30, 2005, was approximately $0.05. (See Note 6 to the Consolidated Financial Statements "Long-term Debt and Commercial Paper" for additional details on the MEDs Equity Units.)

See the discussion under the caption "Review of Operating Segments" for additional details on KeySpan's operating results.

Consolidated Review of Results
------------------------------

Operating income by segment, as well as consolidated earnings for common stock is set forth in the following table for the periods indicated.

---------------------------------------------------------------------------------------------------------------------------
(In Millions of Dollars, Except per Share)
---------------------------------------------------------------------------------------------------------------------------
                                                    Three Months Ended June 30,                  Six Months Ended June 30,
                                                      2005                2004                   2005                2004
---------------------------------------------------------------------------------------------------------------------------
Gas Distribution                                     $ 30.4             $  35.1                $ 422.3             $ 414.7
Electric Services                                      65.7                67.9                  116.7               115.1
Energy Services                                        (2.8)               (6.0)                  (5.6)              (23.5)
Energy Investments -                                                          -
   Operations                                           5.5                65.0                   11.9               140.1
   Ceiling test write-down                                -               (48.2)                     -               (48.2)
Eliminations and other                                  4.4                 8.4                   (3.4)               11.6
---------------------------------------------------------------------------------------------------------------------------
Operating Income                                      103.2               122.2                  541.9               609.8
---------------------------------------------------------------------------------------------------------------------------
Other Income and (Deductions)
   Interest charges                                   (72.6)              (88.5)                (132.7)             (172.6)
   Gain on sale of investments                            -               172.9                    4.1               172.9
   Cost of debt redemption                                -                   -                  (20.9)                  -
   Other income and (deductions)                        4.1                 2.5                   13.2               (15.2)
---------------------------------------------------------------------------------------------------------------------------
                                                      (68.5)               86.9                 (136.3)              (14.9)
---------------------------------------------------------------------------------------------------------------------------
Income taxes                                           15.8                79.1                  151.0               216.8
---------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations                    18.9               130.0                  254.6               378.1
Discontinued operations                                (1.8)                0.8                   (1.8)                0.4
---------------------------------------------------------------------------------------------------------------------------
Net Income                                             17.1               130.8                  252.8               378.5
Preferred stock dividend requirements                   0.9                 1.5                    2.2                 3.0
---------------------------------------------------------------------------------------------------------------------------
Earnings for Common Stock                            $ 16.2             $ 129.3                $ 250.6             $ 375.5
---------------------------------------------------------------------------------------------------------------------------
Basic Earnings per Share
   Continuing operations, less preferred
      stock dividends                                $ 0.11             $  0.80                $  1.52             $  2.35
   Discontinued operations                            (0.01)               0.01                  (0.01)                  -
---------------------------------------------------------------------------------------------------------------------------
                                                     $ 0.10             $  0.81                $  1.51             $  2.35
---------------------------------------------------------------------------------------------------------------------------

As indicated in the above table, operating income decreased $19.0 million, or 16%, and $67.9 million, or 11%, for the quarter and six months ended June 30, 2005, respectively, compared to the corresponding periods last year. The decrease in operating income primarily reflects lower operating results associated with the Energy Investments segment of $11.3 million and $80.0 million for the quarter and six months ended June 30, 2005, respectively. As noted earlier, during 2004, KeySpan held equity ownership interests in Houston Exploration and KeySpan Canada. For the three and six months ended June 30, 2004, the combined operating income of Houston Exploration and KeySpan Canada was $60.9 million and $131.9 million, respectively. KeySpan sold its ownership interest in these non-core operations in the fourth quarter of 2004. Offsetting these results, to some extent was the non-cash impairment charge of $48.2 million recorded in June 2004 to recognize the reduced valuation of proved oil and gas reserves as previously noted.

KeySpan's core businesses posted a decrease in operating income of $6.3 million for the second quarter of 2005 compared to the same quarter of 2004 primarily due to lower earnings from the Gas Distribution and Electric Services segments. Gas distribution results were impacted by higher operating expenses, primarily due to an increase in the provision for uncollectible accounts resulting from higher gas costs and the impact from recent collection experience, while Electric Service's operations realized higher costs for plant overhauls, as well as lower net electric revenues from KeySpan's retail electric marketing activities.

For the six months ended June 30, 2005, KeySpan's core businesses posted an increase in operating income of $15.8 million compared to same period last year, primarily due to higher earnings from the Gas Distribution segment and lower operating losses in the Energy Services segment. The Gas Distribution results reflect an increase in net gas revenues (revenues less the cost of gas and associated revenue taxes) while the operating results of the Energy Services segment benefited from lower operating expenses. (See the discussion under the caption "Review of Operating Segments" for further details on each segment.)

Interest expense decreased $15.9 million, or 18% and $39.9 million or, 23% for the three and six months ended June 2005, respectively, compared to the corresponding periods last year, reflecting the benefits attributable to lower outstanding debt resulting from recent debt redemptions, as well as the sale of Houston Exploration and KeySpan Canada. In addition to debt redemptions in 2004, on January 14, 2005 KeySpan redeemed $500 million 6.15% Series notes due 2006. KeySpan incurred $20.9 million in call premiums and wrote-off $1.3 million of previously deferred financing costs. Further, KeySpan accelerated the amortization of approximately $11.2 million of previously unamortized benefits associated with an interest rate swap on these bonds. The accelerated amortization of the interest rate swap and the write-off of previously deferred financing costs were recorded to interest expense. At June 30, 2005, KeySpan had $3.9 billion of long-term debt outstanding compared to $5.2 billion outstanding at June 30, 2004.

In addition to the debt redemption charge noted above, other income and (deductions) for the first six months of 2005 also includes a number of other items. In the first quarter of 2005, KeySpan sold its 50% interest in Premier Transmission Limited ("PTL"), a gas pipeline from southwest Scotland to Northern Ireland and realized cash proceeds of approximately $48.1 million. In the fourth quarter of 2004, KeySpan recorded a pre-tax non-cash impairment charge of $26.5 million reflecting the difference between the anticipated cash proceeds from the sale of PTL compared to its carrying value. The final sale of PTL resulted in a pre-tax gain of $4.1 million reflecting the difference from earlier estimates and what was recorded in the first quarter of 2005. (See Note 2 to the Consolidated Financial Statements "Business Segments" for additional details.) Further, other income and (deductions) for the six months ended June 30, 2005, reflects a $3.6 million non-cash gain associated with the fair value of outstanding derivative financial instruments that do not qualify for hedge accounting treatment, as well as carrying charges on deferred regulatory items and interest income. (See Note 4 to the Consolidated Financial Statements, "Hedging and Derivative Financial Instruments" for additional details on the non-cash gain associated with the derivative financial instruments.)

In addition to the gain from asset sales of $172.9 million previously noted, other income and (deductions) for the three and six months ended June 30, 2004 reflects a $12.6 million gain recorded on the settlement of a derivative financial instrument entered into in connection with the sale/leaseback transaction associated with the Ravenswood Expansion, as well as carrying charges on deferred regulatory items and interest income. Other income and (deductions) also includes the effects of minority interest of $16.7 million and $37.0 million for the three and six months ended June 30, 2004 respectively, related to our previous majority ownership interests in Houston Exploration and KeySpan Canada.)

Income tax expense for all periods of 2005 and 2004 generally reflects the level of pre-tax income. Further, income tax expense for the three and six months ended June 30, 2004, reflects the beneficial tax treatment afforded the stock transaction with Houston Exploration, as well as a $6.0 million benefit from a revised appraisal associated with property that was disposed of in 2003.

Earnings for common stock for the three months ended June 30, 2005, decreased $113.1 million, or $0.71 per share compared to the same period last year, reflecting the items previously noted - specifically the comparative adverse impact on earnings from the sale of Houston Exploration and KeySpan Canada in 2004, as well as lower earnings from our gas distribution and electric services operations, offset by lower interest charges.

Earnings for common stock for the six months ended June 30, 2005, decreased $124.9 million, or $0.84 per share, compared to the corresponding period in 2004 reflecting the impact from the sale of Houston Exploration and KeySpan Canada in 2004, partially offset by higher earnings from our gas distribution operations and lower interest charges.

Consistent with our prior earnings guidance, KeySpan's consolidated earnings for 2005 are forecasted to be in the range of $2.30 to $2.40 per share, excluding special items. Since we sold the majority of our non-core assets in 2004, the earnings forecast represents earnings from all continuing operations less preferred stock dividends. Further, the earnings forecast included the dilutive impact from the conversion of the MEDs Equity Units.

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

The table below highlights certain significant financial data and operating statistics for the Gas Distribution segment for the periods indicated.

--------------------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended June 30,          Six Months Ended June30,
(In Millions of Dollars)                                         2005             2004              2005            2004
--------------------------------------------------------------------------------------------------------------------------
Revenues                                                       $ 821.1          $ 676.4         $ 2,846.5       $ 2,604.2
Cost of gas                                                      501.6            363.1           1,815.1         1,589.7
Revenue taxes                                                     10.5             10.4              35.2            45.0
--------------------------------------------------------------------------------------------------------------------------
Net Revenues                                                     309.0            302.9             996.2           969.5
--------------------------------------------------------------------------------------------------------------------------
Operating Expenses
   Operations and maintenance                                    175.2            168.1             356.9           340.5
   Depreciation and amortization                                  67.1             66.8             143.9           143.7
   Operating taxes                                                36.3             32.9              73.1            70.6
--------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                         278.6            267.8             573.9           554.8
--------------------------------------------------------------------------------------------------------------------------
Operating Income                                               $  30.4          $  35.1         $   422.3       $   414.7
--------------------------------------------------------------------------------------------------------------------------
Firm gas sales and transportation (MDTH)                        49,614           48,469           202,170         203,068
Transportation - Electric Generation (MDTH)                      8,592            8,634            11,432          12,773
Other Sales (MDTH)                                              37,913           27,712            94,454          80,456
Warmer (Colder) than Normal - New York                           (1.8%)           14.0%             (2.5%)          (3.0%)
Warmer (Colder) than Normal - New England                       (28.5%)           (8.0%)           (11.5%)          (9.0%)
--------------------------------------------------------------------------------------------------------------------------

A MDTH is 10,000 therms (British Thermal Units) and reflects the heating content of approximately one million cubic feet of gas. A therm reflects the heating content of approximately 100 cubic feet of gas. One billion cubic feet (BCF) of gas equals approximately 1,000 MDTH.

Executive Summary

Operating income decreased $4.7 million for the second quarter of 2005 compared to the same quarter last year, primarily due to higher operating expenses reflecting an increase in the provision for uncollectible accounts as a result of increasing gas costs and the impact from recent collection experience. Operating income increased $7.6 million for the six months ended June 30, 2005 compared to the same period last year, primarily due to an increase in net gas revenues (revenues less the cost of gas and associated revenue taxes) of $26.7 million resulting from customer additions and oil-to-gas conversions in our firm gas sales market, as well as from higher net gas revenues in our large-volume heating markets. Partially offsetting the increase in net revenues were higher operating expenses of $19.1 million, primarily due to an increase of $11.9 million in the provision for uncollectible accounts, as well as higher repair and maintenance costs.

Net Revenues

Net gas revenues from our gas distribution operations increased by $26.7 million, or 3%, in the first six months of 2005 compared to the same period last year. Net gas revenues benefited from customer additions and oil-to-gas conversions in our firm gas sales market (residential, commercial and industrial customers), as well as from higher net gas revenues in our large-volume heating and interruptible (non-firm) markets. As measured in heating degree days, weather for the first six months of 2005 in our New York and New England service territories was approximately 2.5% and 11.5% colder than normal, respectively. Compared to last year, weather was approximately 1.6% warmer than last year in KeySpan's New York service territory, but 2.3% colder than last year in KeySpan's New England service territory.

Net revenues from firm gas customers increased $13.2 million for the first six months of 2005 compared to the same period last year. Customer additions and oil-to-gas conversions, net of attrition and conservation, added $13.5 million to net gas revenues. Further, we realized a benefit of $2.9 million as a result of the Boston Gas Company's Performance Based Rate Plan (the "Plan") that was approved by the Massachusetts Department of Telecommunications and Energy ("MADTE") in 2003. The Plan provides for firm gas sales rates to be adjusted each year based on an inflation factor offset by a productivity factor. (See the caption under "Regulation and Rate Matters" for further information regarding the rate filing.)

Offsetting, to some extent, the beneficial impact of the customer additions and oil-to-gas conversions was the adverse impact to comparative net gas revenues from the additional billing day last year due to the leap year. In 2004, KeySpan realized $5.7 million in additional net gas revenues from the additional billing day.

The variation in weather from year-to-year, resulted in an adverse impact to comparative net gas revenues of $3.4 million. KEDNY and KEDLI each operate under a utility tariff that contains a weather normalization adjustment that significantly offsets variations in firm net revenues due to fluctuations in normal weather. However, the gas distribution operations of our New England based subsidiaries do not have a weather normalization adjustment. To mitigate the effect of fluctuations in normal weather patterns on KEDNE's results of operations and cash flows, weather derivatives were in place for the 2004/2005 winter heating season. These financial derivatives afforded KeySpan some protection against warmer than normal weather. Unlike in prior years, however, KeySpan had no financial obligation to its counterparties if weather was colder than normal during the 2004/2005 winter heating season. Since weather in 2005 was colder than normal in the New England service territories there was no earnings impact associated with these derivative instruments. However, we recorded a $4.1 million reduction to revenues in 2004 to reflect the loss on derivative positions that were settled. Therefore, comparative net revenues for the first six months of 2005 reflect a favorable $4.1 million variation. (See
Note 4 to the Consolidated Financial Statements "Hedging and Derivative Financial Instruments" for further information).

Also included in net revenues is the recovery of certain regulatory items and certain taxes that combined added $1.8 million to net revenues. However, the recovery of these items through revenues does not impact net income since we expense a similar amount as amortization charges and income taxes, as appropriate on the Consolidated Statement of Income. Firm gas distribution rates for KEDNY, KEDLI and KEDNE in 2005, other than for the recovery of gas costs and as noted, have remained substantially unchanged from rates charged in 2004.

In our large-volume heating and interruptible (non-firm) markets, which include large apartment houses, government buildings and schools, gas service is provided under rates that are designed to compete with prices of alternative fuel, including No. 2 and No. 6 grade heating oil. These "dual-fuel" customers can consume either natural gas or fuel oil for heating purposes. Net revenues in these markets increased $13.5 million during the first six months of 2005 compared to the same period last year, reflecting primarily higher pricing. Further, since weather during January 2004 was significantly colder than normal, KeySpan discontinued sales service to a segment of its dual-fuel customers for a number of days during the month, as permitted under its tariff, to ensure reliable service to firm customers. The majority of interruptible profits earned by KEDNE and KEDLI are returned to firm customers as an offset to gas costs.

Firm Sales, Transportation and Other Quantities

Firm gas sales and transportation quantities for the six months ended June 30, 2005 decreased slightly from the same period of 2004. Net revenues are not affected by customers opting to purchase their gas supply from other sources, since delivery rates charged to transportation customers generally are the same as delivery rates charged to full sales service customers. Transportation quantities related to electric generation reflect the transportation of gas to our electric generating facilities located on Long Island. Net revenues from transportation services are not material.

Other sales quantities include on-system interruptible quantities, off-system sales quantities (sales made to customers outside of our service territories) and related transportation. We had an agreement with Coral Resources, L.P. ("Coral"), a subsidiary of Shell Oil Company, under which Coral assisted in the origination, structuring, valuation and execution of energy-related transactions on behalf of KEDNY and KEDLI. This agreement expired on March 31, 2005 and these services are now performed by KeySpan employees. We also have a portfolio management contract with Merrill Lynch Trading, under which Merrill Lynch Trading provides all of the city gate supply requirements at market prices and manages certain upstream capacity, underground storage and term supply contracts for KEDNE. This agreement expires on March 31, 2006, and we are exploring options with respect to the services currently provided under this contract.

Purchased Gas for Resale

The increase in gas costs for the six months ended June 30, 2005 compared to the same period of 2004, of $225.4 million, or 14%, reflects an increase of 5% in the price per dekatherm of gas purchased for firm gas sales customers, as well as an increase in the quantity of gas purchased for large-volume heating and interruptible (non-firm) customers. The current gas rate structure of each of our gas distribution utilities includes a gas adjustment clause, pursuant to which variations between actual gas costs incurred for resale to firm sales customers and gas costs billed to firm sales customers are deferred and refunded to or collected from customers in a subsequent period.

Operating Expenses

Operating expenses during the second quarter of 2005 compared to the same quarter last year increased $10.8 million, or 4%. Operations and maintenance expense increased $7.1 million, or 4%, in 2005 compared to 2004 primarily due to an increase of $6.7 million in the provision for uncollectible accounts as a result of increasing gas costs and the impact from recent collection experience. The comparative increase in operating taxes was due to a $2.5 million property tax refund received in 2004.

For the six months ended June 30, 2005, operating expenses increased $19.1 million, or 3% compared to the same period last year. Operations and maintenance expense increased $16.4 million, or 5%, in 2005 compared to 2004 primarily due to an increase of $11.9 million in the provision for uncollectible accounts as a result of increasing gas costs and the impact from recent collection experience. Further, the gas distribution operations realized higher repair and maintenance costs in 2005 compared to 2004. Higher depreciation charges of $4.2 million reflecting the continued expansion of the gas distribution system were offset by lower regulatory amortization charges of $4.0 million. Operating taxes increased on a comparative basis due to a $2.5 million property tax refund received in 2004.

Other Matters

We are committed to our ongoing gas system expansion strategies. We believe that significant growth opportunities exist on Long Island and in our New England service territories as well as continued growth in the New York service territory. We estimate that on Long Island approximately 37% of the residential and multi-family markets, and approximately 55% of the commercial market, currently use natural gas for space heating. Further, we estimate that in our New England service territories approximately 50% of the residential and multi-family markets, as well as the commercial market, currently use natural gas for space heating purposes. We will continue to seek growth, in all our market segments, through the expansion of our gas distribution system for new construction and to penetrate existing communities where no distribution system exists, as well as through the conversion of residential homes from oil-to-gas for space heating purposes where natural gas is already in the home for other uses and the pursuit of opportunities to grow multi-family, industrial and commercial markets.

In order to serve the anticipated market requirements in our New York service territories, KeySpan and Duke Energy Corporation formed Islander East Pipeline Company, LLC ("Islander East") in 2000. Once in service, the pipeline is expected to transport up to 260,000 DTH daily to the Long Island and New York City energy markets, enough natural gas to heat 600,000 homes. In addition, in 2004 KeySpan acquired a 21% interest in the Millennium Pipeline development project which is anticipated to transport up to 500,000 DTH of natural gas a day to the Algonquin pipeline. Once constructed, KeySpan anticipates contracting for 150,000 DTH per day of transportation capacity from the Millennium Pipeline system. These pipeline projects will also allow KeySpan to diversify the geographic sources of its gas supply. See the discussion under the caption "Energy Investments" for additional information regarding these pipeline projects.

Electric Services

The Electric Services segment primarily consists of subsidiaries that own and operate oil and gas fired electric generating plants in the Borough of Queens (including the "Ravenswood Generating Station") and the counties of Nassau and Suffolk on Long Island. In addition, through long-term contracts of varying lengths, we manage the electric transmission and distribution ("T&D") system, the fuel and electric purchases, and the off-system electric sales for LIPA. The Electric Services segment also provides retail marketing of electricity to commercial customers.

Selected financial data for the Electric Services segment is set forth in the table below for the periods indicated.

------------------------------------------------------------------------------------------------------------
                                           Three Months Ended June 30,           Six Months Ended June 30,
(In Millions of Dollars)                       2005             2004               2005              2004
------------------------------------------------------------------------------------------------------------
Revenues                                 $     468.5      $     433.8         $     873.6       $     792.9
Purchased fuel                                 159.0            130.2               291.9             231.7
------------------------------------------------------------------------------------------------------------
Net Revenues                                   309.5            303.6               581.7             561.2
------------------------------------------------------------------------------------------------------------
Operating Expenses
   Operations and maintenance                  176.6            172.1               330.2             319.2
   Depreciation                                 23.1             22.4                46.0              44.0
   Operating taxes                              44.1             41.2                88.8              82.9
------------------------------------------------------------------------------------------------------------
Total Operating Expenses                       243.8            235.7               465.0             446.1
------------------------------------------------------------------------------------------------------------
Operating Income                         $      65.7      $      67.9         $     116.7       $     115.1
------------------------------------------------------------------------------------------------------------
Electric sales (MWH)*                      1,445,109        1,647,531           2,446,517         2,630,637
Capacity(MW)*                                  2,450            2,450               2,450             2,450
Cooling degree days                              313              300                 313               300
------------------------------------------------------------------------------------------------------------

*Reflects the operations of the Ravenswood Generating Station only.

Executive Summary

Operating income decreased $2.2 million for the three months ended June 30, 2005, compared to the same quarter last year, due, in part, to higher operation and maintenance expenses of $4.5 million primarily reflecting lease costs associated with Ravenswood Expansion, as well as to lower net revenues associated with KeySpan's retail electric marketing activities of $3.7 million, substantially offset by higher net revenues associated with the Ravenswood Generating Station.

For the six months ended June 30, 2005, operating income increased $1.6 million compared to the same period last year, due primarily to an increase in net revenues from the Ravenswood Generating Station of $17.2 million as a result of improved pricing, partially offset by an increase in operating lease costs associated with Ravenswood Expansion of $7.5 million, higher overhaul costs associated with our electric generating units, as well as lower net revenues associated with KeySpan's retail electric marketing activities of $6.4 million

Net Revenues

Total electric net revenues realized during the second quarter of 2005 were $5.9 million, or 2% higher than such revenues realized during the corresponding quarter last year. For the six months ended June 30, 2005, total electric net revenues were $20.5 million, or 4% higher than such revenues realized during the same period of 2004.

Net revenues from the Ravenswood Generating Station increased $8.5 million, or 9% for the three months ended June 30, 2005, compared to the same period last year reflecting increased capacity revenues of $4.7 million, as well as higher energy margins of $3.8 million. The increase in capacity revenues primarily reflects the operation of the Ravenswood Expansion, a 250 MW combined cycle generating facility that began full commercial operations in May 2004.

For the six months ended June 30, 2005, net revenues from the Ravenswood Generating Station increased $17.2 million, or 11%, compared to the same period last year reflecting increased capacity revenues of $10.3 million, as well as higher energy margins of $6.9 million. Again, the increase in capacity revenues primarily reflects the operation of the Ravenswood Expansion.

The increase in energy margins for the second quarter of 2005, reflects an increase of 24% in realized "spark-spreads" (the selling price of electricity less the cost of fuel, plus hedging gains or losses). The increase in spark-spreads was partially offset by a decrease of 12% in the level of megawatt hours ("MWh") sold into the New York Independent System Operator ("NYISO") energy market. Weather for the second quarter of 2005, as measured in cooling degree days, was 4% warmer than last year. However, for the month of May 2005 weather was 85% cooler than May 2004. The significantly cooler May 2005 weather had an adverse impact on electric sales quantities that were not offset by the return to normal weather patterns in June.

The increase in energy margins for the six months ended June 30, 2005, reflects an increase of 20% in realized spark-spreads. The increase in spark-spreads was partially offset by a decrease of 7% in the level of megawatt hours ("MWh") sold into the NYISO energy market. As noted, the cool May 2005 weather had an adverse impact on electric sales quantities.

We employ derivative financial hedging instruments to hedge the cash flow variability for a portion of forecasted purchases of natural gas and fuel oil consumed at the Ravenswood Generating Station. Further, we have engaged in the use of derivative financial hedging instruments to hedge the cash flow variability associated with a portion of forecasted electric energy sales from the Ravenswood Generating Station. These derivative instruments resulted in hedging gains, which are reflected in net electric margins, of $0.6 million during the second quarter of 2005 compared to hedging gains of $1.5 million for the second quarter of 2004. For the six months ended June 30, 2005, derivative instruments resulted in hedging gains of $3.6 million compared to hedging losses of $2.9 million for the corresponding period of 2004. The results derived from KeySpan's hedging strategy are reflected in the calculation of realized spark-spreads. (See Note 4 to the Consolidated Financial Statements "Hedging and Derivative Financial Instruments" for further information on KeySpan's hedging strategy.)

The rules and regulations for capacity, energy sales and the sale of certain ancillary services to the NYISO energy markets continue to evolve and there are several matters pending with the Federal Energy Regulatory Commission ("FERC"). See the discussion under the caption "Market and Credit Risk Management Activities" for further details on these matters.

Net revenues for the second quarter of 2005 from the service agreements with LIPA, including the power purchase agreements associated with two electric peaking facilities, increased $1.1 million compared to the second quarter of 2004 primarily reflecting the recovery of depreciation charges and property taxes. The recovery of these costs does not impact operating income since we incur approximately the same level in operating expenses.

For the six months ended June 30, 2005, net revenues from the service agreements with LIPA, including the power purchase agreements associated with two electric peaking facilities, increased $9.7 million compared to the corresponding period of 2004. The increase is due, for the most part, to recovery of depreciation charges and property taxes of approximately $8 million. The remaining increase reflects the timing of certain incentives earned on these agreements.

(For a description of the LIPA Agreements and power purchase agreements, see KeySpan's 2004 Annual Report on Form 10-K for the Year Ended December 31, 2004
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Electric Services - Revenue Mechanisms.")

Net revenues associated with KeySpan's retail electric marketing activities decreased $3.7 million and $6.4 million for the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004.

Operating Expenses

Operating expenses increased $8.1 million, or 3%, for the second quarter of 2005 compared to the second quarter of 2004. Operations and maintenance expense was $4.5 million, or 3% above last year, reflecting a $3.0 million increase in operating lease costs associated with our financing arrangement for the Ravenswood Expansion, as well as an increase in overhaul costs associated with our electric generating units. The higher operating taxes primarily reflect an increase in property taxes, which are fully recoverable from LIPA. (See Note 6 to the Consolidated Financial Statements "Financial Guarantees and Contingencies" for additional information regarding the financing arrangement for the Ravenswood Expansion.)

For the six months ended June 30, 2005, operating expenses increased $18.9 million, or 4%, compared to the same period last year. Operations and maintenance expense increased $11.0 million, or 3% over last year reflecting an increase of $7.5 million in operating lease costs associated with our financing arrangement for the Ravenswood Expansion and an increase in overhaul costs associated with our electric generating units. The increase in depreciation expense is associated with KeySpan's Long Island based electric generating units and is fully recoverable from LIPA. The higher operating taxes primarily reflect an increase in property taxes which are also fully recoverable from LIPA.

Other Matters

In 2003,  the New  York  State  Board  on  Electric  Generation  Siting  and the
Environment issued an opinion and order which granted a certificate of environmental capability and public need for a 250 MW combined cycle electric generating facility in Melville, Long Island, which is now final and non-appealable. Also in 2003, LIPA issued a Request for Proposal ("RFP") seeking bids from developers to either build and operate a Long Island generating facility, and/or a new cable that will link Long Island to dedicated off-Long Island power of between 250 to 600 MW of electricity by no later than the summer of 2007. KeySpan filed a proposal in response to LIPA's RFP. In 2004, LIPA selected proposals submitted by two other bidders in response to the RFP. KeySpan remains committed to the Melville project and the benefits to Long Island's energy future that this project would supply. The project has received New York State Article X approval by having met all operational and environmental permitting requirements. Further, the project is strategically located in close proximity to both the high voltage power transmission grid and the high pressure gas distribution network. At June 30, 2005, total capitalized costs associated with the siting, permitting and procurement of equipment for the Melville facility were $63.6 million.

LIPA is in the process of performing a long-term strategic review of its future direction. Some of the options that LIPA is considering include whether LIPA should continue its operations as they presently exist, fully municipalize or privatize, or sell some, but not all of its assets. LIPA was initially required to make a determination by May 2005 as to whether it would exercise its option to purchase our Long Island generating plants pursuant to the terms of the Generation Purchase Rights Agreement. KeySpan and LIPA have mutually agreed to extend the date by which LIPA must make this determination to December 15, 2005. At this time, we are unable to determine what the outcome of this strategic review will have on the Melville project, or more broadly, our Electric Services segment.


In March 2005, the New York Power Authority ("NYPA") issued a RFP for long-term New York City capacity and energy to meet the needs of its customers at prices that are economical, stable and predictable over the long run. In June 2005, KeySpan submitted a non-binding bid in response to NYPA's RFP in which we proposed to construct a 500 MW, combined cycle, natural gas fired power plant to be located in New York City which could provide energy and capacity to NYPA. The proposed facility could be in commercial operation by June 2009. We cannot predict the outcome or the timing of any decisions by NYPA on this matter at this time.

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

In the fourth quarter of 2004, KeySpan's investment in its mechanical contracting subsidiaries was written-down to an estimated fair value. During the first six months of 2005, operating losses were incurred through the dates of sale of these companies of $4.1 million after-tax, including, but not limited to, costs incurred for employee related benefits. Partially offsetting these losses was a gain of $2.3 million associated with the related divestitures, reflecting the difference between the fair value estimates and the financial impact of the actual sale transactions. The net income impact of the operating losses and the disposal gain was a loss of $1.8 million, or $0.01 per share for the three and six months ended June 30, 2005. (See Note 2 to the Consolidated Financial Statements "Business Segments" for additional details on the sale of the mechanical companies.)

The table below highlights selected financial information associated with Energy Service's continuing businesses.

---------------------------------------------------------------------------------------------------------------------
                                                Three Months Ended June 30,                Six Months Ended June 30,
(In Millions of Dollars)                         2005                2004                   2005                2004
---------------------------------------------------------------------------------------------------------------------
Revenues                                       $ 47.8              $ 44.9                $  94.9             $  91.4
Operating expenses                               50.6                50.9                  100.5               114.9
---------------------------------------------------------------------------------------------------------------------
Operating (Loss)                               $ (2.8)             $ (6.0)               $  (5.6)            $ (23.5)
---------------------------------------------------------------------------------------------------------------------


The Energy Services segment incurred an operating loss of $2.8 million for the second quarter of 2005 compared to an operating loss of $6.0 million incurred in the second quarter of 2004. The improved performance primarily reflects higher installation and fee service revenue, a greater volume of installation and equipment sales, as well as lower operating costs at Home Energy Services.

For the six months ended June 30, 2005, this segment incurred an operating loss of $5.6 million compared to an operating loss of $23.5 million incurred in the corresponding period of 2004. The improved performance reflects a reduction in operating expenses. In 2004, the Home Energy Services operations incurred charges associated with the write-off of accounts receivable and contract revenues on certain projects that were determined to be uncollectible, as well as the write-down of inventory balances.

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

This segment is also engaged in pipeline development activities. KeySpan and Duke Energy Corporation each own a 50% interest in Islander East. Islander East was created to pursue the authorization and construction of an interstate pipeline from Connecticut, across Long Island Sound, to a terminus near Shoreham, Long Island. Further, KeySpan has a 21% interest in the Millennium Pipeline project which will transport up to 500,000 DTH of natural gas a day from Corning to Ramapo, New York, where it will connect to an existing pipeline. Additionally, subsidiaries in this segment hold a 20% equity interest in the Iroquois Gas Transmission System LP, a pipeline that transports Canadian gas supply to markets in the Northeastern United States. These subsidiaries are accounted for under the equity method of accounting. Accordingly, equity income from these investments is reflected as a component of operating income in the Consolidated Statement of Income. KeySpan also owns a 600,000 barrel liquefied natural gas storage and receiving facility in Providence, Rhode Island, through its wholly owned subsidiary KeySpan LNG, the operations of which are fully consolidated. KeySpan LNG is re-evaluating its plans to upgrade its LNG facility in Providence, Rhode Island in light of the FERC decision on June 30, 2005 to deny KeySpan LNG's application for a FERC certificate to expand the facility to accept marine deliveries and triple vaporization capacity. KeySpan anticipates filing its rehearing request with the FERC on August 4, 2005, with a FERC response reasonably expected before the end of 2005. As of June 30, 2005, our investment in this project was $13.4 million.

During the first quarter of 2004, we also had an approximate 61% investment in certain midstream natural gas assets in Western Canada through KeySpan Energy Canada Partnership ("KeySpan Canada"). These assets included 14 processing plants and associated gathering systems that produced approximately 1.5 BCFe of natural gas daily and provided associated natural gas liquids fractionation. These operations were fully consolidated in KeySpan's Consolidated Financial Statements. On April 1, 2004, KeySpan reduced its ownership interest in KeySpan Canada to 25%. The transaction resulted in a gain of $22.8 million ($10.1 million after-tax, or $0.06 per share). Effective April 1, KeySpan Canada's earnings and our ownership interest in KeySpan Canada were accounted for on the equity basis of accounting. In the fourth quarter of 2004 KeySpan, sold its remaining interests in KeySpan Canada. (See Note 2 to the Consolidated Financial Statements "Business Segments" for additional details regarding this transaction.)

Selected financial data and operating statistics for these energy-related investments are set forth in the following table for the periods indicated. These results exclude the results of Houston Exploration.

---------------------------------------------------------------------------------------------------------------------------
                                                    Three Months Ended June 30,                 Six Months Ended June 30,
(In Millions of Dollars)                              2005                2004                  2005                 2004
---------------------------------------------------------------------------------------------------------------------------
Revenues                                             $ 8.7             $  10.5                $ 18.8               $  39.8
Less: Operation and maintenance expense                5.2                 7.4                  11.7                  23.0
          Ceiling test write-down                        -                48.2                     -                  48.2
          Other operating expenses                     2.8                 2.5                   5.3                   9.2
Add:  Equity earnings                                  4.7                 5.9                  10.0                  11.6
           Sale of assets                              0.1                   -                   0.1                     -
---------------------------------------------------------------------------------------------------------------------------
Operating Income                                     $ 5.5             $ (41.7)               $ 11.9               $ (29.0)
---------------------------------------------------------------------------------------------------------------------------

Operating income above reflects 100% of KeySpan Canada's results from January 1, 2004 through April 1, 2004.

As indicated in the above table, operating income for the Energy Investments segment increased $47.2 million in the second quarter of 2005 compared to the corresponding quarter last year. As noted earlier, in June 2004, KeySpan's wholly owned gas exploration and production subsidiaries that have remained with KeySpan after the Houston Exploration sale, recorded a non-cash impairment charge of $48.2 million ($31.1 million after-tax, or $0.19 per share) to recognize the reduced valuation of proved reserves. Operating income for the second quarter of 2004 also includes $2.3 million in earnings from KeySpan Canada.

For the six months ended June 30, 2005 operating income for this segment increased $40.9 million compared to the same period of 2004, reflecting the $48.2 million non-cash impairment charge recorded last year. Operating income for the six months ended June 30, 2004 also includes $10.9 million in earnings from KeySpan Canada. The remaining activities reflected an increase in operating income of $3.6 million primarily associated with lower overhead costs, operating income from Seneca-Upshur and higher earnings from our investment in the Iroquois Gas Transmission System LP.

In the first quarter of 2005, KeySpan sold its 50% interest in Premier Transmission Limited ("PTL"), a gas pipeline from southwest Scotland to Northern Ireland. In February 2005, KeySpan entered into a Share Sale and Purchase Agreement with BG Energy Holdings Limited and Premier Transmission Financing Public Limited Company ("PTFPL"), pursuant to which all of the outstanding shares of PTL were to be purchased by PTFPL. On March 18, 2005, the sale was completed and generated cash proceeds of approximately $48.1 million. In the fourth quarter of 2004, KeySpan recorded a pre-tax non-cash impairment charge of $26.5 million reflecting the difference between the anticipated cash proceeds from the sale of PTL compared to its carrying value. The final sale of PTL resulted in a pre-tax gain of $4.1 million reflecting the difference from earlier estimates. This gain was recorded in other income and (deductions) on the Consolidated Statement of Income.

During the first quarter of 2004, our gas exploration and production investments also included a 55% equity interest in Houston Exploration, the operations of which were fully consolidated in KeySpan's Consolidated Financial Statements. On June 2, 2004, KeySpan exchanged 10.8 million shares of common stock of Houston Exploration for 100% of the stock of Seneca-Upshur, previously a wholly owned subsidiary of Houston Exploration. This transaction reduced our interest in Houston Exploration from 55% to the then current level of 23.5%. Effective June 1, 2004, Houston Exploration's earnings and our ownership interest in Houston Exploration were accounted for on the equity basis of accounting. This transaction resulted in a gain to KeySpan after deferred tax provisions of $106 million, or $0.66 per share. In the fourth quarter of 2004 KeySpan sold its remaining interests in Houston Exploration.

Selected financial data and operating statistics for Houston Exploration are set forth in the following table.

------------------------------------------------------------------------------
                                                Three Months      Six Months
                                                   Ended            Ended
(In Millions of Dollars)                      June 30, 2004     June 30, 2004
------------------------------------------------------------------------------
Revenues                                            $ 116.5           $ 268.1
Depletion and amortization expense                     44.5             106.4
Other operating expenses                               16.0              43.3
Add: Equity Earnings                                    2.5               2.5
------------------------------------------------------------------------------
Operating Income                                    $  58.5           $ 120.9
------------------------------------------------------------------------------


Other Matters

In order to serve the anticipated market requirements in our New York service territories, KeySpan and Duke Energy Corporation formed Islander East Pipeline Company, LLC ("Islander East") in 2000. Islander East is owned 50% by KeySpan and 50% by Duke Energy, and was created to pursue the authorization and construction of an interstate pipeline from Connecticut, across Long Island Sound, to a terminus near Shoreham, Long Island. Applications for all necessary regulatory authorizations were filed in 2000 and 2001. Islander East has received a final certificate from FERC which is non-appealable and all necessary permits from the State of New York. The State of Connecticut denied Islander East's request for a consistency determination under the Coastal Zone Management Act ("CZMA") and application for a permit under Section 401 of the Clean Water Act. Islander East appealed the State of Connecticut's determination on the CZMA issue to the United States Department of Commerce. In 2004, the Department of Commerce overrode Connecticut's denial and granted the CZMA authorization. Islander East's petition for a declaratory order challenging the denial of the Clean Water Act permit is pending with Connecticut's State Superior Court. On July 29, Congress passed the Energy Policy Act of 2005 (the "Energy Act"), which the President is expected to sign into law. Pursuant to Section 313 of the current version of the Energy Act, Islander East would have the ability to challenge the denial of the Clean Water Act permit by appealing directly to the United States Court of Appeals for the Second Circuit. For additional information on the Energy Act, see the discussion on "Regulation and Rate Matters."

It is anticipated that the Islander East pipeline will be in service in the fourth quarter of 2007 and it is expected to transport up to 260,000 DTH daily to the Long Island and New York City energy markets, enough natural gas to heat 600,000 homes. The pipeline will also allow KeySpan to diversify the geographic sources of its gas supply. Various options for the financing of this pipeline construction are being evaluated. At June 30, 2005, our investment in the Islander East pipeline was $22.4 million.

In addition, in 2004 KeySpan acquired a 21% interest in the Millennium Pipeline Company, L.P. which is developing a natural gas pipeline project which will have the capacity to transport up to 525,000 DTH of natural gas a day, interconnecting with the pipeline systems of various other utilities in New York. The project received a FERC certificate to construct, acquire and operate the facilities in 2002. On August 1, 2005, the project filed an amended application with FERC requesting, among other things, approval of a reduction in capacity and maximum allowable operating pressure, minor route modifications, the addition of certain facilities and the acquisition of certain facilities from Columbia Gas Transmission Corporation. Additionally, on August 1, 2005, Con Edison and KEDLI each entered into precedent agreements to initially purchase, subject to certain terms and conditions, a maximum of 150,000 DTH of capacity on the pipeline. Columbia Gas Transmission also entered into agreements to purchase and lease, subject to certain conditions, 50,000 DTH of capacity. Subject to, among other things, the receipt of necessary regulatory approvals and financing, it is anticipated that construction could begin in the Spring of 2006, with service beginning in 2007. As of June 30, 2005, our investment in this project was $9.0 million.

In addition to the proceeding at FERC noted above, KeySpan LNG is involved in seeking other required regulatory approvals and the resolution of certain litigation regarding such approvals. In February 2005, KeySpan LNG filed an action in Federal District Court in Rhode Island seeking a declaratory judgment that it is not required to obtain a "Category B Assent" from the State of Rhode Island and an injunction preventing the Rhode Island Coastal Resources Management Council ("CRMC") from enforcing the Category B assent requirements. In March 2005, the Rhode Island Attorney General answered the complaint and moved to substitute the State of Rhode Island as the defendant and filed a counterclaim seeking a declaratory judgment that the expansion requires a Category B Assent. In April, the parties filed cross motions for summary judgment with respect to all issues presented to the Court. On April 14, 2005, the Attorney General also filed on behalf of the State a complaint against KeySpan LNG in Rhode Island State Superior Court raising substantially the same issues as the federal court action. KeySpan LNG removed that action to federal court and moved for summary judgment. The Attorney General subsequently withdrew both the motion to substitute defendants and the counterclaim. Although the Court had indicated its intention to issue a decision in the pending cases by August 2005, the Court has now indicated that it will stay the litigation pending resolution of the FERC rehearing and/or appeal process discussed above.

Allocated Costs

We are currently subject to the jurisdiction of the SEC under PUHCA. As part of the regulatory provisions of PUHCA, the SEC currently regulates various transactions among affiliates within a holding company system. In accordance with the current PUHCA regulations and state regulatory agencies, we have service companies that provide: (i) traditional corporate and administrative services; (ii) gas and electric transmission and distribution system planning, marketing, and gas supply planning and procurement; and (iii) engineering and surveying services to subsidiaries. As discussed above, the Energy Act will result in the repeal of PUHCA and the elimination of the SEC's regulatory oversight over affiliate transactions. However, certain of KeySpan's affiliate transactions will remain subject to the regulations of the NYPSC, MADTE and NHPUC. In addition, pursuant to the Energy Act, the FERC will now also have authority over certain affiliate transaction matters. The operating income variation as reflected in "elimination and other" is due primarily to the timing of certain corporate expenses and allocated costs associated with these service companies, as well as costs residing at KeySpan's holding company level.

Liquidity

Cash flow from operations decreased $323.1 million for the six months ended June 30, 2005 compared to last year, primarily reflecting the absence of Houston Exploration and KeySpan Canada which combined contributed approximately $230 million to consolidated operating cash flow in 2004. Further, the one time benefit of $43 million from the start-up of the insurance captive last year, as well as the timing of property tax payments and other working capital changes also contributed to the variation in cash flow. It should be noted that in prior years Houston Exploration funded their gas exploration and development activities, in part, from available cash flow from operations.

At June 30, 2005, we had cash and temporary cash investments of $324 million. During the six months ended June 30, 2005, we repaid $628.3 million of commercial paper and, at June 30, 2005, $284 million of commercial paper was outstanding at a weighted-average annualized interest rate of 3.29%. Based on the level of authorization granted to us by the SEC, we had the ability to issue up to an additional $1.0 billion of short-term debt at June 30, 2005 under the commercial paper program.

On June 24, 2005, KeySpan closed on a $920 million revolving credit facility for five years due June 24, 2010, which was syndicated among fifteen banks, and an amended $580 million revolving credit facility due June 24, 2009. These facilities replace an existing $660 million, 3-year facility due June 2006, and a 5-year $640 million facility due June 2009. The two credit facilities, which now total $1.5 billion - $920 million for five years through 2010, and $580 million for the amended facility through 2009, will continue to support KeySpan's commercial paper program for ongoing working capital needs.

The fees for the facilities are based on KeySpan's current credit ratings and are increased or decreased based on a downgrading or upgrading of our ratings. The current annual facility fee is 0.07% based on our credit rating of A3 by Moody's Investor Services and A by Standard & Poor's for each facility. Both credit facilities allow for KeySpan to borrow using several different types of loans; specifically, eurodollar loans, ABR loans, or competitively bid loans. Eurodollar loans are based on the Eurodollar rate plus a margin that is tied to our applicable credit ratings. ABR loans are based on the higher of the Prime Rate, the base CD rate plus 1%, or the Federal Funds Effective Rate plus 0.5%. Competitive bid loans are based on bid results requested by KeySpan from the lenders. We do not anticipate borrowing against these facilities; however, if the credit rating on our commercial paper program were to be downgraded, it may be necessary to do so.

The facilities contain certain affirmative and negative operating covenants, including restrictions on KeySpan's ability to mortgage, pledge, encumber or otherwise subject its property to any lien, as well as certain financial covenants that require us to, among other things, maintain a consolidated indebtedness to consolidated capitalization ratio of no more than 65% as at the last day of any fiscal quarter. Violation of these covenant could result in the termination of the facilities and the required repayment of amounts borrowed thereunder, as well as possible cross defaults under other debt agreements. At June 30, 2005, KeySpan's consolidated indebtedness was 48.4% of its consolidated capitalization and KeySpan was in compliance with all covenants.

Subject to certain conditions set forth in the credit facility, KeySpan has the right, at any time, to increase the commitments under the $920 million facility up to an additional $300 million. In addition, KeySpan has the right to request that the termination date be extended for an additional period of 365 days prior to each anniversary of the closing date. This extension option, however, requires the approval of lenders holding more than 50% of the total commitments to such extension request. Under the agreements, KeySpan has the ability to replace non-consenting lenders with other pre-approved banks or financial institutions.

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

Capital Expenditures and Financing

Construction Expenditures

The table below sets forth our construction expenditures by operating segment for the periods indicated:

------------------------------------------------------------------------
                                               Six Months Ended June 30,
(In Millions of Dollars)                       2005               2004
------------------------------------------------------------------------
Gas Distribution                             $ 154.3            $ 180.8
Electric Services                               56.0               73.7
Energy Investments                              14.0              148.3
Energy Services and other                        6.7                9.0
------------------------------------------------------------------------
                                             $ 231.0            $ 411.8
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

The decrease in capital expenditures for the six months ended June 30, 2005, compared to the same period last year of $180.8 million mainly reflects a decrease in the Gas Distribution segment of $26.5 million and a decrease in the Energy Investments segment of $134.3 million. The decrease in the Gas Distribution segment is due to more efficient repair and maintenance processes, as well as to an improved billing process related to billing New York City for costs associated with city/state construction projects. The decrease in Energy Investments reflects the absence of Houston Exploration's gas exploration and development activities.

Financing

On January 14, 2005, KeySpan redeemed $500 million of outstanding debt - 6.15% notes due 2006. KeySpan incurred $20.9 million in call premiums and wrote-off $1.3 million of previously deferred costs. Further, we accelerated the amortization of approximately $11.2 million of previously unamortized benefits associated with an interest rate swap on these bonds. The accelerated amortization, as well as the write-off of previously deferred costs was recorded to interest expense. In addition, during the first quarter of 2005, $15 million of 8.87% notes of a KeySpan subsidiary were redeemed at maturity.

Further, $55.3 million of 7.07% Series B preferred stock was redeemed in May 2005 on its scheduled redemption date. Additionally, also in May 2005, KeySpan called for optional redemption $19.7 million of 7.17% Series C of preferred stock due 2008. KeySpan no longer has outstanding preferred stock.

At December 31, 2004, KeySpan had 9.2 million MEDs Equity Units issued which were subject to conversion upon execution of the three-year forward purchase contract. In 2005, KeySpan was required to remarket the note component of the Equity Units between February 2005 and May 2005 and reset the interest rate to the then current market rate of interest; however, the reset interest rate could not be set below 4.9%. In March 2005, KeySpan remarketed the note component of $394.9 million of the Equity Units at the reset interest rate of 4.9% through their maturity date of May 2008. The balance of the notes ($65.1 million) were held by the original MEDs Equity Unit holders in accordance with their terms and not remarketed. KeySpan then exchanged $300 million of the remarketed notes for $307.2 million of new 30 year notes bearing an interest rate of 5.8%. Therefore, at June 30, 2005 KeySpan had $160 million of 4.9% notes outstanding with a maturity date of May 2008 and $307.2 million of 5.8% notes outstanding with a maturity date of April 2035.

On May 16, 2005 KeySpan issued 12.1 million shares of common stock, at an issuance price of $37.93 per share pursuant to the terms of the forward purchase contract. KeySpan received proceeds of approximately $460 million from the equity conversion. The number of shares issued was dependent on the average closing price of our common stock over the 20 day trading period ending on the third trading day prior to May 16, 2005.

The following table represents the ratings of our long-term debt at June 30, 2005. During the fourth quarter of 2004 Standard & Poor's reaffirmed its ratings on KeySpan's and its subsidiaries' long-term debt and removed its negative outlook. Further in the second quarter of 2005, Fitch Ratings revised its ratings on KeySpan's and its subsidiaries' long-term debt to positive outlook. Moody's Investor Services, however, continues to maintain its negative outlook ratings on KeySpan's and its subsidiaries' long-term debt.

-----------------------------------------------------------------------------
                           Moody's Investor        Standard
                               Services            & Poor's     FitchRatings
-----------------------------------------------------------------------------
KeySpan Corporation               A3                   A               A-
KEDNY                             N/A                  A+               A+
KEDLI                             A2                   A+              A-
Boston Gas                        A2                   A              N/A
Colonial Gas                      A2                   A+             N/A
KeySpan Generation                A3                   A              N/A
-----------------------------------------------------------------------------

Off-Balance Sheet Arrangements

Guarantees

KeySpan has a number of financial guarantees with its subsidiaries at June 30, 2005. KeySpan has fully and unconditionally guaranteed: (i) $525 million of medium-term notes issued by KEDLI; (ii) the obligations of KeySpan Ravenswood, LLC, which is the lessee under the $425 million Master Lease associated with the Ravenswood Facility and the lessee under the $385 million sale/leaseback transaction for the Ravenswood Expansion; and (iii) the payment obligations of our subsidiaries related to $128 million of tax-exempt bonds issued through the Nassau County and Suffolk County Industrial Development Authorities for the construction of two electric-generation peaking facilities on Long Island. The medium-term notes, the Master Lease and the tax-exempt bonds are reflected on the Consolidated Balance Sheet; the sale/leaseback transaction is not recorded on the Consolidated Balance Sheet. Further, KeySpan has guaranteed: (i) up to $102 million of surety bonds associated with certain construction projects currently being performed by current and former subsidiaries; (ii) certain supply contracts, margin accounts and purchase orders for certain subsidiaries in an aggregate amount of $71 million; and (iii) $74 million of subsidiary letters of credit. These guarantees are not recorded on the Consolidated Balance Sheet. KeySpan's guarantees on certain performance bonds relating to current construction projects of the discontinued mechanical contracting companies will remain in place throughout the construction period for these projects. KeySpan has received an indemnity bond issued by a third party to offset potential exposure related to a significant portion of the continuing guarantee. At this time, we have no reason to believe that our subsidiaries or former subsidiaries will default on their current obligations. However, we cannot predict when or if any defaults may take place or the impact such defaults may have on our consolidated results of operations, financial condition or cash flows. (See Note 6 to the Consolidated Financial Statements, "Financial Guarantees and Contingencies" for additional information regarding KeySpan's guarantees.)

Contractual Obligations

KeySpan has certain contractual obligations related to its outstanding long-term debt, outstanding credit facility borrowings, outstanding commercial paper borrowings, operating and capital leases, and demand charges associated with certain commodity purchases. These obligations have remained substantially unchanged since December 31, 2004. (For additional details regarding these obligations see KeySpan's Annual Report on Form 10-K for the Year Ended December 31, 2004, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, Note 6 "Long-Term Debt," as well as Note 7 to those Consolidated Financial Statements "Contractual Obligations, Financial Guarantees and Contingencies.")

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

KeySpan continually evaluates its critical accounting policies. Based upon current facts and circumstances KeySpan has decided that certain accounting policies that were considered "critical" at December 31, 2004 should no longer be considered as critical accounting policies. The accounting policies that are no longer considered critical are as follows: (i) Percentage-of-completion accounting is a method of accounting for long-term construction type contracts in accordance with Generally Accepted Accounting Principles. This accounting policy was used for engineering and mechanical contracting revenue recognition by the Energy Services segment. However, since KeySpan has sold its mechanical contracting subsidiaries, contracting revenue recognition is no longer a significant accounting issue; and (ii) The full cost accounting method is used by our gas exploration and production subsidiaries to account for their natural gas and oil properties. Seneca-Upshur and KeySpan Exploration continue to apply this accounting treatment. However, since KeySpan has sold its ownership interest in Houston Exploration, KeySpan's gas exploration and production activities are not a significant aspect of its overall business operations and therefore, full cost accounting is no longer a significant accounting policy.

Below is a discussion of KeySpan's critical accounting policies and assumptions at June 30, 2005. For a more detailed discussion of these policies and assumptions see KeySpan's Annual Report on Form 10-K for the Year Ended December 31, 2004, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations "Discussion of Critical Accounting Policies and Assumptions."

Valuation of Goodwill

KeySpan records goodwill on purchase transactions, representing the excess of acquisition cost over the fair value of net assets acquired. In testing for goodwill impairment under Statement of Financial Accounting Standards ("SFAS") 142 "Goodwill and Other Intangible Assets," significant reliance is placed upon a number of estimates regarding future performance that require broad assumptions and significant judgment by management. A change in the fair value of our investments could cause a significant change in the carrying value of goodwill. The assumptions used to measure the fair value of our investments are the same as those used by us to prepare annual operating segment and consolidated earnings and cash flow forecasts. In addition, these assumptions are used to set annual budgetary guidelines. At June 30, 2005, KeySpan has $1.7 billion of recorded goodwill and has concluded that the fair value of the business units that have recorded goodwill exceed their carrying value.

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

In separate  orders issued by the MADTE  relating to the  acquisition by Eastern
Enterprises of Colonial Gas Company and Essex Gas Company, the base rates charged by these companies have been frozen at their current levels for a ten-year period ending 2009. Due to the length of these base rate freezes, the Colonial and Essex Gas Companies had previously discontinued the application of SFAS 71.

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

Historically, we have funded our qualified pension plans in excess of the amount required to satisfy minimum ERISA funding requirements. At June 30, 2005, we had a funding credit balance in excess of the ERISA minimum funding requirements. Although we have presently exceeded ERISA funding requirements, our pension plans, on an actuarial basis, are currently underfunded. Therefore, for 2005, KeySpan expects to contribute up to a total of $124.5 million to its funded and unfunded postretirement plans, $113.5 million of which had been contributed by the end of the second quarter. Future funding requirements are heavily dependent on actual return on plan assets and prevailing interest rates. (In addition to Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations in KeySpan's Annual Report on Form 10-K for the Year Ended December 31, 2004, see also Note 4 of those Consolidated Financial Statements, "Postretirement Benefits.")

Regulation and Rate Matters

The Energy Policy Act of 2005

On July 29, Congress passed the Energy Act, which the President is expected to sign into law. The Energy Act is a broad energy bill that places an increased emphasis on the production of energy and promotes the development of new technology and alternative energy sources and provides tax credits to companies that produce natural gas, oil, coal, electricity and renewable energy.

One of the more significant provisions of the Energy Act is the repeal of PUHCA, effective six months from the effective date of the Act. Upon repeal, our corporate and financial activities and those of our subsidiaries will no longer be subject to regulation by the SEC. However, we will remain subject to certain regulations of the NYPSC, MADTE and NHPUC and the authority of the FERC will be expanded to cover a limited number of holding company activities. In particular, FERC approval will likely be required for KeySpan to acquire securities of, or directly or indirectly merge with, another electric utility or electric utility holding company. The FERC will also have authority to review and authorize costs charged by service companies to electric utilities in the same holding company system. The FERC and state regulators will be granted access to the books and records of all companies within any utility holding company system, similar to the access granted to the SEC under PUHCA. We continue to review the provisions of the Energy Act in order to assess its impact on us, and ultimately the effects of many of these changes will be subject to FERC rulemaking and further interpretation.

Securities and Exchange Commission Regulation Under PUHCA

Currently, KeySpan and certain of its subsidiaries are subject to the jurisdiction of the SEC under PUHCA. The rules and regulations under PUHCA generally limit the operations of a registered holding company to a single integrated public utility system, plus additional energy-related businesses. In addition, the principal regulatory provisions of PUHCA: (i) regulate certain transactions among affiliates within a holding company system including the payment of dividends by such subsidiaries to a holding company; (ii) govern the issuance, acquisition and disposition of securities and assets by a holding company and its subsidiaries; (iii) limit the entry by registered holding companies and their subsidiaries into businesses other than electric and/or gas utility businesses; and (iv) require SEC approval for certain utility mergers and acquisitions.

KeySpan has financing authorization under PUHCA to do the following through December 31, 2006 (the "Authorization Period"): (a) to issue and sell up to an additional amount of $3.0 billion of common stock, preferred stock, preferred and equity-linked securities, and long-term debt securities (the "Long-Term Financing Limit") in accordance with certain defined parameters; (b) in addition to the Long-Term Financing Limit, to issue and sell up to an aggregate amount of $1.3 billion of short-term debt; (c) to issue up to 13 million shares of common stock under dividend reinvestment and stock-based management incentive and employee benefit plans; (d) to maintain existing and enter into additional hedging transactions with respect to outstanding indebtedness in order to manage and minimize interest rate costs; (e) to issue guarantees and other forms of credit support in an aggregate principal amount not to exceed $4.0 billion outstanding at any one time; (f) to refund, repurchase (through open market purchases, tender offers or private transactions), replace or refinance debt or equity securities outstanding during the Authorization Period through the issuance of similar or any other type of authorized securities; (g) to pay dividends out of capital and unearned surplus as well as paid-in-capital with respect to certain subsidiaries, subject to certain limitations; (h) to engage in preliminary development activities and administrative and management activities in connection with anticipated investments in exempt wholesale generators, foreign utility companies and other energy-related companies; (i) to organize and/or acquire the equity securities of entities that will serve the purpose of facilitating authorized financings; (j) to invest up to $3.0 billion in exempt wholesale generators and foreign utility companies; (k) to create and/or acquire the securities of entities organized for the purpose of facilitating investments in other non-utility subsidiaries; and (l) to enter into certain types of affiliate transactions between certain non-utility subsidiaries involving cost structures above the typical "at-cost" limit.

In addition, we have committed that during the Authorization Period, our common equity will be at least 30% of our consolidated capitalization and each of our utility subsidiaries' common equity will be at least 30% of such entity's capitalization. At June 30, 2005, KeySpan's consolidated common equity was 51.6% of its consolidated capitalization, including commercial paper, and each of its utility subsidiaries common equity was at least 50% of its respective capitalization.

As noted previously, if enacted, the Energy Act will result in the repeal of PUHCA, and therefore, the elimination of the financing, investment and operating limitations discussed earlier. Although, KeySpan would no longer be subject to the limitations under PUHCA, it would remain subject to certain regulations of the NYPSC, MADTE and NHPUC and may become subject to additional rulemaking of the FERC.

Gas Matters

As of June 30, 2005, the rate agreements for KEDNY and KEDLI have expired. Under the terms of the KEDNY and KEDLI rate agreements, gas distribution rates and all other provisions will remain in effect until changed by the NYPSC. At this time, we are currently evaluating various options that may be available to us regarding the KEDNY and KEDLI rate plans, including but not limited to, proposing new rate plans.

Regarding the Boston Gas Company, in 2003 the MADTE approved a $25.9 million increase in base revenues with an allowed return on equity of 10.2% assuming an equal balance of debt and equity. On January 27, 2004 the MADTE issued orders on Boston Gas Company's Motion for Recalculation, Reconsideration and Clarification that granted an additional $1.1 million in base revenues, for a total of $27 million. The MADTE also approved a Performance Based Rate Plan (the "Plan") for up to ten years. On October 29, 2004, the MADTE approved a base rate increase of $4.6 million under the Plan. In addition, an increase of $7.9 million in the local distribution adjustment clause was approved to recover pension and other postretirement costs. The MADTE also approved a true-up mechanism for pension and other postretirement benefit costs under which variations between actual pension and other postretirement benefit costs and amounts used to establish rates are deferred and collected from or refunded to customers in subsequent periods.

For an additional discussion of our current gas distribution rate agreements, see KeySpan's Annual Report on Form 10-K for the Year Ended December 31, 2004,
Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations "Regulation and Rate Matters."

KeySpan submitted testimony to the MADTE concerning a proceeding brought by Bay State Gas Company ("Bay State") concerning the current bad debt recovery mechanism provided by the MDTE. Bad debt write-offs have increased over the last five years principally as a result of higher gas costs. The proposed mechanism would provide a higher level of recovery of bad debts if approved by the MADTE.

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

Environmental Matters

KeySpan is subject to various federal, state and local laws and regulatory programs related to the environment. Through various rate orders issued by the NYPSC, MADTE and NHPUC, we anticipate that costs related to MGP environmental cleanup activities will be recovered in rates charged to gas distribution customers and, as a result, adjustments to these reserve balances do not impact earnings. However, environmental cleanup activities related to the three non-utility sites are not subject to rate recovery.

We estimate that the remaining cost of our MGP related environmental cleanup activities, including costs associated with the Ravenswood Facility, will be approximately $226.0 million and we have recorded a related liability for such amount. We have also recorded an additional $18.1 million liability, representing the estimated environmental cleanup costs related to a former coal tar processing facility. As of June 30, 2005, we have expended a total of $155.6 million on environmental investigation and remediation activities. (See Note 6 to the Consolidated Financial Statements, "Financial Guarantees and Contingencies.")

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

Regulatory Issues and Competitive Environment: We are subject to various other risk exposures and uncertainties associated with our gas and electric operations. The most significant contingency involves the evolution of the gas distribution and electric industries towards more competitive and deregulated environments. The risks associated with KeySpan's gas distribution activities have not changed substantially since December 31, 2004. For additional information regarding these risks see KeySpan's Annual Report on Form 10-K for the Year Ended December 31, 2004, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations "Market and Credit Risk Management Activities." The following is an update to certain matters related KeySpan's electric operations.

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

On June 25, 2004, the NYISO submitted a motion to FERC seeking refunds as a result of the Decision. KeySpan and others submitted statements of opposition opposing the refunds. On March 4, 2005, FERC issued an order upholding its original decision and denied the NYISO's motion for refunds. FERC also provided the further explanation requested by the Court and why refunds were not being ordered. The NYISO and other market participants have requested rehearing of FERC's latest order and that decision is still pending.

In a related case, on March 4, 2005, FERC issued a second order requiring the NYISO to reinstate the original prices for May 8 and 9, 2000 and to pay suppliers, including the Ravenswood Facility, accordingly. In 2000, the NYISO revised prices downward after it determined a market design flaw existed which caused prices to be higher than what would occur in a competitive market. FERC originally agreed with the NYISO, but reversed its original decision.

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

- timely receipts of payments from our two largest customers LIPA and the NYISO; and

- the outcome of LIPA's strategic business options study, pertaining to its long-term future which include, as stated by LIPA, whether or not LIPA will continue its operations as they presently exist, fully municipalize or privatize, or sell some, but not all of its assets. In addition, LIPA must make a determination by December 15, 2005, as to whether it will purchase our interest in KeySpan Generation LLC, the owner of our Long Island (excluding the Glenwood and Port Jefferson Energy Center units) generating assets, pursuant to the terms of the Generation Purchase Rights Agreement; and

- other risks detailed from time to time in other reports and other documents filed by KeySpan with the SEC.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Financially-Settled Commodity Derivative Instruments - Hedging Activities: From time to time, KeySpan subsidiaries have utilized derivative financial instruments, such as futures, options and swaps, for the purpose of hedging the cash flow variability associated with changes in commodity prices. KeySpan is exposed to commodity price risk primarily with regard to its gas distribution operations, gas exploration and production activities and its electric generating facilities. Our gas distribution operations utilize over-the-counter ("OTC") natural gas and fuel oil swaps to hedge the cash-flow variability of specified portions of gas purchases and sales associated with certain large-volume customers. Seneca-Upshur utilizes OTC natural gas swaps to hedge cash flow variability associated with forecasted sales of natural gas. The Ravenswood Generating Station uses derivative financial instruments to hedge the cash flow variability associated with the purchase of a portion of natural gas and oil that will be consumed during the generation of electricity. The Ravenswood Generating Station also hedges the cash flow variability associated with a portion of electric energy sales using OTC electricity swaps.

KeySpan uses standard NYMEX futures prices to value gas futures and market quoted forward prices to value OTC swap contracts.

The following tables set forth selected financial data associated with these derivative financial instruments noted above that were outstanding at June 30, 2005.

--------------------------------------------------------------------------------------------------------------------------------
                                              Year of       Volumes          Fixed               Current            Fair Value
             Type of Contract                 Maturity        mmcf           Price $             Price $         (In $ Millions)
--------------------------------------------------------------------------------------------------------------------------------
                    Gas
Swaps/Futures - Long Natural Gas                2005          4,168        6.76 - 8.24         6.98 - 8.30                  0.3

OTC Swaps - Short Natural Gas                   2005            990        6.58 - 6.70         6.98 - 8.30                 (1.0)
                                                2006          1,884        6.17 - 6.29         7.55 - 8.69                 (3.8)
                                                2007          1,812        5.86 - 5.97         7.28 - 8.64                 (3.7)
                                                2008          1,740        6.77 - 6.85         6.94 - 8.27                 (1.5)
--------------------------------------------------------------------------------------------------------------------------------
                                                             10,594                                                        (9.7)
--------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
                                           Year of         Volumes       Fixed                 Current               Fair Value
         Type of Contract                  Maturity        Barrels       Price $                Price $            (In $ Millions)
----------------------------------------------------------------------------------------------------------------------------------
                Oil
Swaps - Long Fuel Oil                        2005           49,000    29.95 - 45.20          47.14 - 49.02                    0.7
                                             2006           12,000    39.65 - 51.85          50.02 - 50.29                    0.2

Swaps - Short Heating Oil                    2005          733,712    54.43 - 63.59          68.06 - 72.64                   (8.1)


----------------------------------------------------------------------------------------------------------------------------------
                                                           794,712                                                           (7.2)
----------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
                                 Year of                        Fixed Margin/                                    Fair Value
    Type of Contract             Maturity          MWh              Price $             Current Price $        (In $ Millions)
------------------------------------------------------------------------------------------------------------------------------
       Electricity
Swaps - Energy                      2005        1,250,400        76.00 - 113.50         66.50 - 113.50                    4.0
                                    2006          418,400        76.00 - 106.00         76.00 - 121.50                   (2.8)

------------------------------------------------------------------------------------------------------------------------------
                                                1,668,800                                                                 1.2
------------------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------
                                                        2005
Change in Fair Value of Derivative Instruments    (In $ Millions)
-----------------------------------------------------------------
Fair value of contracts at January 1, 2004                   1.3
Net losses (gains) on contracts realized                    11.8
(Decrease) in fair value of all open contracts             (28.8)
-----------------------------------------------------------------
Fair value of contracts outstanding at June 30,            (15.7)
-----------------------------------------------------------------


--------------------------------------------------------------------------------
(In Millions of Dollars)
--------------------------------------------------------------------------------
                                                 Fair Value of Contracts
--------------------------------------------------------------------------------
                                         Mature Within                  Total
Sources of Fair Value                      12 Months     Thereafter   Fair Value
--------------------------------------------------------------------------------
Prices actively quoted                       $ (11.0)      $ (6.7)      $ (17.7)
Local published indicies                         2.0            -           2.0
--------------------------------------------------------------------------------
                                             $  (9.0)      $ (6.7)      $ (15.7)
--------------------------------------------------------------------------------


We measure the commodity risk of our derivative hedging instruments (indicated in the above table) using a sensitivity analysis. Based on a sensitivity analysis as of June 30, 2005, a 10% increase in heating oil and natural gas prices would decrease the value of derivative instruments maturing in one year by $2.4 million, while the value of expected physical deliveries for one year would be enhanced $5.1 million (net benefit to KeySpan of $2.7 million). A 10% decrease in heating oil and natural gas prices would enhance the value of derivative instruments maturing in one year by $2.4 million, while the value of expected physical deliveries for one year would be decreased $5.1 million (net cost to KeySpan of $2.7 million).

Based on a sensitivity analysis as of June 30, 2005, a 10% increase in electricity and fuel prices would decrease the value of derivative instruments maturing in one year by $4.1 million, while the value of expected physical power production for one year would be enhanced $6.5 million (net benefit to KeySpan of $2.4 million). A 10% decrease in electricity and fuel prices would have a $2.8 million favorable impact on the value of derivative instruments maturing in one year, while the value of expected physical power production would be reduced $6.4 million (net cost to KeySpan of $3.6 million).

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

The following table sets forth selected financial data associated with these derivative financial instruments that were outstanding at June 30, 2005.

-----------------------------------------------------------------------------------------------------------------------------------
                    Year of      Volumes         Floor            Ceiling          Fixed             Current          Fair Value
Type of Contract    Maturity       mmcf           ($)               ($)           Price ($)           Price ($)     (In $ Millions)
-----------------------------------------------------------------------------------------------------------------------------------
Options               2005         7,620      5.50 - 6.40       5.50 - 8.70                 -       6.98 - 8.30            0.5
                      2006         5,830      5.50 - 6.40       5.50 - 8.70                 -       7.55 - 8.69            4.8
Swaps                 2005        21,476                -                 -       5.94 - 8.62       6.98 - 8.30           15.5
                      2006        36,236                -                 -       5.50 - 8.97       7.55 - 8.69           39.2
                      2007         2,602                                          6.94 - 8.61       7.40 - 8.64            0.6
-----------------------------------------------------------------------------------------------------------------------------------
                                  73,764                                                                                  60.6
-----------------------------------------------------------------------------------------------------------------------------------


See Note 4 to the  Consolidated  Financial  Statements  "Hedging and  Derivative
Financial   Instruments"  for  a  further  description  of  all  our  derivative instruments.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to KeySpan's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

Furthermore, there has been no change in KeySpan's internal control over financial reporting identified in connection with the evaluation of such control that occurred during KeySpan's last fiscal quarter, which has materially affected, or is reasonably likely to materially affect, KeySpan's internal control over financial reporting.

PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings

See Note 6 to the Consolidated Financial Statements "Financial Guarantees and Contingencies."

Item 4.  Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders at 10:00 a.m. on Friday, May 20, 2005, at the Tilles Center for the Performing Arts located at Long Island University, C. W. Post Campus, 720 Northern Boulevard, Greenvale, New York, to consider and take action on the following items:

1.   Election of Ten Directors

The names of the persons who received a plurality of the votes cast by the holders of shares entitled to vote thereon, and who were accordingly elected Directors of KeySpan for a one year term or until their successors are duly elected or chosen and qualified are as follows:

DIRECTOR                   VOTES              VOTES                TOTAL
                           FOR                WITHHELD             VOTES

Robert B. Catell           130,465,783         4,112,927           134,578,710
Andrea S. Christensen      124,107,813        10,470,897           134,578,710
Robert J. Fani             131,526,037         3,052,673           134,578,710
Alan H. Fishman            122,244,432        12,334,278           134,578,710
James R. Jones             124,073,228        10,505,482           134,578,710
James L. Larocca           124,128,875        10,449,835           134,578,710
Gloria C. Larson           123,944,565        10,634,145           134,578,710
Stephen W. McKessy         131,527,762         3,050,948           134,578,710
Edward D. Miller           131,385,526         3,193,184           134,578,710
Vikki L. Pryor             131,441,791         3,136,919           134,578,710

2. Ratification of Deloitte & Touche LLP, as independent registered public accountants for the Company for the year ending December 31, 2005.

Deloitte & Touche LLP received a majority of the votes cast by the holders of shares entitled to vote thereon, and were accordingly ratified as the independent registered public accountants of KeySpan for the fiscal year ending December 31, 2005.



DELOITTE & TOUCHE LLP                VOTES CAST
          FOR                       131,794,691
          AGAINST                     1,242,196
          ABSTAIN                     1,541,823
          -------------------------------------
          TOTAL                     134,578,710


Item 5.           Other Information

The following disclosure regarding director compensation would otherwise have been filed on Form 8-K under the heading "Item 101 - Entry into a Material Definitive Agreement."

The KeySpan Board of Director's Compensation and Management Development Committee conducted its annual review of director compensation. The Committee directly engaged the services of Towers Perrin, an independent, national compensation consultant to assist them in such review. As part of their review, the Committee completed a comprehensive assessment to ensure that KeySpan's overall director compensation package be fair and equitable, designed to attract, develop, motivate and retain directors, and be consistent with best practices among our peer companies. On August 3, 2005, upon the recommendation of the Committee, the Board of Directors approved a new director compensation package which maintained the existing structure, except that the annual grant of common stock equivalents pursuant to the Directors' Deferred Compensation Plan was increased from $30,000 to $64,000; the annual retainer for serving as chairman of the Audit Committee was increased from $5,000 to $10,000 and the directors will now receive committee meeting fees for all committee meetings, including those held on the same day as Board meetings.

The non-employee directors will receive the following compensation [effective August 1, 2005]:

     -    $43,500 annual retainer;

     -    $2,000 committee meeting fee;

     -    $5,000 committee chairman retainer for the Compensation and Management
          Development   Committee  and  Corporate   Governance   and  Nominating
          Committee;

     -    $10,000 committee chairman retainer for the Audit Committee;

     - $64,000 in common stock equivalents granted pursuant to the Directors' Deferred Compensation Plan.

Employee directors continue to receive no additional compensation for their service on the Board of Directors or its committees.

Item 6.         Exhibits

10.1*     Summary  of  Compensation  for  Non-Management  Directors  of  Keyspan
          Corporation

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



                                                    KEYSPAN CORPORATION
                                                    -------------------
                                                       (Registrant)



Date: August 4, 2005                             /s/Gerald Luterman
                                                 -------------------------
                                                    Gerald Luterman
                                                    Executive Vice President and
                                                    Chief Financial Officer