Form 10-Q
period 2005-09-30
KEYSPAN CORP
filed 2005-11-04
CIK 1062379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

            [ ]            TRANSITION REPORT PURSUANT
                             TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition period from ___ to ___

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Class of Common Stock                          Outstanding at October 12, 2005
 ---------------------                          -------------------------------
    $.01 par value                                        174,361,293

                      KEYSPAN CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----
                           Part I.  FINANCIAL INFORMATION                       Page No.
                                                                                --------
Item 1. Financial Statements

         Consolidated Balance Sheet (Unaudited) -
         September 30, 2005 and December 31, 2004                                   3

         Consolidated Statement of Income (Unaudited) -
         Three and Nine Months Ended September 30, 2005 and 2004                    5

         Consolidated Statement of Cash Flows (Unaudited) -
         Nine Months Ended September 30, 2005 and 2004                              6

         Notes to Consolidated Financial Statements (Unaudited)                     7

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                       38

Item 3. Quantitative and Qualitative Disclosures
         About Market Risk                                                         74

Item 4. Controls and Procedures                                                    77

                           Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                          77

Item 5. Other Information                                                          77

Item 6. Exhibits and Reports on Form 8-K                                           79

Signatures                                                                         81

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
---------------------------------------------------------------------------------------------------------

(In Millions of Dollars)                                      September 30, 2005        December 31, 2004
---------------------------------------------------------------------------------------------------------

ASSETS
Current Assets
    Cash and temporary cash investments                            $        84.0          $        922.0
    Restricted cash, margin accounts                                       256.2                       -
    Accounts receivable                                                    931.8                   788.5
    Unbilled revenue                                                       223.0                   590.8
    Allowance for uncollectible accounts                                   (62.0)                  (67.8)
    Gas in storage, at average cost                                        756.6                   515.5
    Material and supplies, at average cost                                 127.6                   123.4
    Derivative contracts                                                   483.5                     8.3
    Other                                                                  152.7                   162.7
    Assets of discontinued operations                                          -                    42.9
                                                       --------------------------------------------------
                                                                         2,953.4                 3,086.3
                                                       --------------------------------------------------

Investments and  Other                                                     243.0                   272.9

Property
    Gas                                                                  7,133.2                 6,871.2
    Electric                                                             2,477.1                 2,402.1
    Other                                                                  416.1                   398.6
    Accumulated depreciation                                            (2,874.2)               (2,702.3)
    Gas exploration and production, at cost                                183.5                   187.1
    Accumulated depletion                                                 (107.9)                  (97.5)
    Property of discontinued operations                                        -                     8.7
                                                       --------------------------------------------------
                                                                         7,227.8                 7,067.9
                                                       --------------------------------------------------

Deferred Charges
    Regulatory assets
         Miscellaneous assets                                              483.8                   535.3
         Derivative contracts                                                  -                    20.1
    Goodwill and other intangible assets                                 1,666.4                 1,677.6
    Derivative contracts                                                    70.7                    21.7
    Other                                                                  669.2                   681.2
                                                       --------------------------------------------------
                                                                         2,890.1                 2,935.9
                                                       --------------------------------------------------

Total Assets                                                       $    13,314.3          $     13,363.0
                                                       ==================================================

---------------------------------------------------------------------------------------------------------

        See accompanying Notes to the Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------

(In Millions of Dollars)                                              September 30, 2005         December 31, 2004
------------------------------------------------------------------------------------------------------------------
LIABILITIES AND CAPITALIZATION
Current Liabilities
    Accounts payable and other liabilities                                  $      756.3             $      905.5
    Commercial paper                                                               320.0                    912.2
    Current redemption of long-term debt                                             1.5                     16.1
    Current redemption of preferred stock                                              -                     55.3
    Taxes accrued                                                                   85.1                    161.6
    Dividends payable                                                               79.3                     74.1
    Customer deposits                                                               40.5                     43.3
    Interest accrued                                                                73.4                     48.8
    Other current liability, margin accounts                                       256.7                        -
    Other current liability, derivative contracts                                   96.1                      6.2
    Liabilities of discontinued operations                                             -                     64.2
                                                               -------------------------- ------------------------
                                                                                 1,708.9                  2,287.3
                                                               -------------------------- ------------------------

Deferred Credits and Other Liabilities
    Regulatory liabilities:
          Miscellaneous liabilities                                                 41.9                     65.2
          Removal cost recovered                                                   531.3                    496.5
          Derivative contracts                                                     544.2                      8.7
    Deferred income tax                                                          1,130.3                  1,124.1
    Postretirement benefits and other reserves                                     927.3                    900.4
    Derivative contracts                                                            14.6                     37.8
    Other                                                                           98.5                     96.2
                                                               -------------------------- ------------------------
                                                                                 3,288.1                  2,728.9
                                                               -------------------------- ------------------------

Commitments and Contingencies (See Note 6)                                             -                        -

Capitalization
    Common stock                                                                 3,976.0                  3,502.0
    Retained earnings                                                              833.2                    792.2
    Other comprehensive income                                                    (117.5)                   (54.3)
    Treasury stock                                                                (304.1)                  (345.1)
                                                               -------------------------- ------------------------
         Total common shareholders' equity                                       4,387.6                  3,894.8
    Preferred stock                                                                    -                     19.7
    Long-term debt and capital leases                                            3,914.5                  4,418.7
                                                               -------------------------- ------------------------
Total Capitalization                                                             8,302.1                  8,333.2
                                                               -------------------------- ------------------------

Minority Interest in Subsidiary Companies                                           15.2                     13.6
                                                               -------------------------- ------------------------
Total Liabilities and Capitalization                                        $   13,314.3             $   13,363.0
                                                               ========================== ========================

------------------------------------------------------------------------------------------------------------------

        See accompanying Notes to the Consolidated Financial Statements.

                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

----------------------------------------------------------------------------------------------------------------------------------
                                                            Three Months Ended Sept. 30,             Nine Months Ended Sept. 30,
(In Millions of Dollars, Except Per Share Amounts)            2005                 2004             2005                     2004
--------------------------------------------------------------------------------------- ------------------------------------------
Revenues
     Gas Distribution                                    $    629.6        $     419.2        $    3,476.1          $     3,023.4
     Electric Services                                        619.9              503.9             1,488.9                1,296.8
     Energy Services                                           45.4               43.7               134.1                  129.7
     Houston Exploration                                          -                  -                   -                  268.1
     Energy Investments                                         8.2                8.8                27.0                   46.0
                                                   -----------------  ----------------- -------------------   --------------------
Total Revenues                                              1,303.1              975.5             5,126.1                4,763.9
                                                   -----------------  ----------------- -------------------   --------------------
Operating Expenses
     Purchased gas for resale                                 395.7              186.6             2,206.1                1,776.3
     Fuel and purchased power                                 254.6              176.0               546.9                  408.0
     Operations and maintenance                               364.3              344.8             1,143.3                1,143.1
     Depreciation, depletion and amortization                  92.1              107.2               295.8                  467.4
     Operating taxes                                           97.1               89.5               303.0                  302.1
                                                   -----------------  ----------------- -------------------   --------------------
Total Operating Expenses                                    1,203.8              904.1             4,495.1                4,096.9
Income from equity investments                                  2.5               16.2                12.5                   30.3
Sale of assets                                                  1.0                  -                 1.2                      -
                                                   -----------------  ----------------- -------------------   --------------------
Operating Income                                              102.8               87.6               644.7                  697.4
                                                   -----------------  ----------------- -------------------   --------------------
Other Income and (Deductions)
     Interest charges                                         (67.4)             (88.3)             (200.1)                (260.8)
     Gain on sale of investments                                  -                  -                 4.1                  172.9
     Cost of debt redemption                                      -              (45.9)              (20.9)                 (45.9)
     Minority interest                                         (0.2)                 -                (0.3)                 (37.0)
     Other                                                     (3.6)               4.1                 9.7                   25.9
                                                   -----------------  ----------------- -------------------   --------------------
Total Other Income and (Deductions)                           (71.2)            (130.1)             (207.5)                (144.9)
                                                   -----------------  ----------------- -------------------   --------------------
Income Taxes
     Current                                                  (25.8)            (171.8)              119.0                   (7.6)
     Deferred                                                  34.8              158.1                41.0                  210.8
                                                   -----------------  ----------------- -------------------   --------------------
Total Income Taxes                                              9.0              (13.7)              160.0                  203.2
                                                   -----------------  ----------------- -------------------   --------------------
Earnings (loss) from continuing operations                     22.6              (28.8)              277.2                  349.3
Discontinued Operations
    Loss from discontinued operations, net of tax                 -              (87.0)               (4.1)                 (86.6)
    Gain on disposal, net of tax                                  -                  -                 2.3                      -
                                                   -----------------  ----------------- -------------------   --------------------
Loss from discontinued operations                                 -              (87.0)               (1.8)                 (86.6)
                                                   -----------------  ----------------- -------------------   --------------------
Net Income (Loss)                                              22.6             (115.8)              275.4                  262.7
Preferred stock dividend requirements                             -                1.3                 2.2                    4.3
                                                   -----------------  ----------------- -------------------   --------------------
Earnings (Loss) for Common Stock                         $     22.6        $    (117.1)       $      273.2          $       258.4
                                                   =================  ================= ===================   ====================
Basic Earnings (Loss) Per Share:
  Continuing Operations,
         less preferred stock dividends                  $     0.13        $     (0.19)       $       1.63          $        2.15
  Discontinued Operations                                         -              (0.54)              (0.01)                 (0.54)
                                                   -----------------  ----------------- -------------------   --------------------
Basic Earnings Per Share                                 $     0.13        $     (0.73)       $       1.62          $        1.61
                                                   =================  ================= ===================   ====================
Diluted Earnings (Loss) Per Share
  Continuing Operations,
         less preferred stock dividends                  $     0.13        $     (0.19)       $       1.62          $        2.14
  Discontinued Operations                                         -              (0.54)              (0.01)                 (0.54)
                                                   -----------------  ----------------- -------------------   --------------------
Diluted Earnings Per Share                               $     0.13        $     (0.73)       $       1.61          $        1.60
                                                   =================  ================= ===================   ====================
Average Common Shares Outstanding (000)                     174,332            160,357             168,465                160,139
Average Common Shares Outstanding - Diluted (000)           175,238            161,346             169,403                161,091
----------------------------------------------------------------------------------------------------------------------------------

        See accompanying Notes to the Consolidated Financial Statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------
                                                                                 Nine Months Ended September 30,
(In Millions of Dollars)                                                              2005               2004
---------------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                        $   275.4          $   262.7
Adjustments to reconcile net income to net
      cash provided by (used in) operating activities
    Depreciation, depletion and amortization                                          295.8              467.4
    Deferred income tax                                                                41.0               62.2
    Income from equity investments                                                    (12.5)             (30.3)
    Dividends from equity investments                                                   5.3                4.0
    Amortization of deferred fiancing costs and hedging settlements                    (2.5)             (12.5)
    Gain on sale of investments and property                                           (5.3)            (172.9)
    Minority interest                                                                   0.3               37.0
    Hedging losses                                                                      4.8                0.6
    Allowance for funds used during construction                                       (4.1)              (2.7)
    Goodwill impairment charge                                                            -               14.4
    Loss from discontinued operations                                                   1.8               86.6
    Amortization of property tax prepayments                                          197.6              174.6
Changes in assets and liabilities
    Accounts receivable                                                               294.3              277.2
    Materials and supplies, fuel oil and gas in storage                              (245.2)             (79.6)
    Accounts payable and other liabilities                                           (165.2)            (244.4)
    Captive insurance                                                                     -               43.2
    Insurance recovery                                                                 21.1                  -
    Property tax prepayment                                                          (193.9)            (148.6)
    Other                                                                             (36.6)              36.4
                                                                          ------------------   ----------------
Net Cash Provided by Operating Activities                                             472.1              775.3
                                                                          ------------------   ----------------
Investing Activities
    Construction expenditures                                                        (372.1)            (559.3)
    Cost of removal                                                                   (10.8)             (21.2)
    Derivative margin calls                                                           (63.3)                 -
    Net proceeds from sale of property and investments                                 46.9              525.2
                                                                          ------------------   ----------------
Net Cash (Used in) Investing Activities                                              (399.3)             (55.3)
                                                                          ------------------   ----------------
Financing Activities
    Treasury stock issued                                                              41.0               24.3
    MEDs equity conversion                                                            460.0                  -
    Issuance of long-term debt                                                            -               49.3
    Payment of long-term debt and preferred stock                                    (590.1)            (928.5)
    Issuance (Payment) of commercial paper                                           (592.2)              93.5
    Gain on settlement of treasury lock                                                   -               12.7
    Net proceeds from sale/leaseback transaction                                          -              383.7
    Common and preferred stock dividends paid                                        (229.1)            (218.4)
    Other                                                                              14.0               17.1
                                                                          ------------------   ----------------
Net Cash Used in Financing Activities                                                (896.4)            (566.3)
                                                                          ------------------   ----------------
Net Increase (Decrease) in Cash and Cash Equivalents                                 (823.6)             153.7
Cash Flow from Discontinued Operations - Operating Activities                         (15.1)               2.9
Cash Flow from Discontinued Operations - Investing Activities                           0.5                1.2
Cash Flow from Discontinued Operations - Financing Activities                           0.2                0.2
Cash and Cash Equivalents at Beginning of Period                                      922.0              203.3
                                                                          ------------------   ----------------
Cash and Cash Equivalents at End of Period                                        $    84.0          $   361.3
                                                                          ==================   ================

---------------------------------------------------------------------------------------------------------------

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

1. BASIS OF PRESENTATION

In our opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly KeySpan's financial position as of September 30, 2005, and the results of operations for the three and nine months ended September 30, 2005 and September 30, 2004, as well as cash flows for the nine months ended September 30, 2005 and September 30, 2004. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in KeySpan's Annual Report on Form 10-K for the year ended December 31, 2004. The December 31, 2004 financial statement information has been derived from the 2004 audited financial statements. Certain reclassifications were made to conform prior period financial statements to the current period financial statement presentation.

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

We have approximately 3.1 million common stock options outstanding at September 30, 2005, that were not included in the calculation of diluted EPS since the exercise price associated with these options was greater than the average market price of our common stock.

Under the requirements of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" our basic and diluted EPS are as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended September 30,    Nine Months Ended September 30,
(In Millions of Dollars, Except Per Share Amounts)                      2005             2004            2005             2004
------------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) for common stock - adjusted                         $    22.6        $  (117.1)      $   273.2        $   258.4
------------------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding (000)                             174,332          160,357         168,465          160,139
Add dilutive securities:
Options                                                                   906              989             938              952
------------------------------------------------------------------------------------------------------------------------------------
Total weighted average shares outstanding - assuming dilution         175,238          161,346         169,403          161,091
------------------------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per share                                     $    0.13        $   (0.73)      $    1.62         $   1.61
------------------------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per share                                   $    0.13        $   (0.73)      $    1.61         $   1.60
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

The Electric Services segment consists of subsidiaries that: operate the electric transmission and distribution system owned by LIPA; own and provide capacity to and produce energy for LIPA from our generating facilities located on Long Island; and manage fuel supplies for LIPA to fuel our Long Island generating facilities. These services are provided in accordance with long-term service contracts having remaining terms that range from one to seven years and power purchase agreements with remaining terms that range from seven to twenty-one years. The Electric Services segment also includes subsidiaries that own, lease and operate the 2,200 megawatt ("MW") Ravenswood electric generation facility ("Ravenswood Facility"), located in Queens, New York, as well as a 250 MW combined cycle electric generating facility located at the Ravenswood site ("Ravenswood Expansion"). Collectively, the Ravenswood Facility and Ravenswood Expansion are referred to as the "Ravenswood Generating Station." The majority of the energy, capacity and ancillary services related to the Ravenswood Generating Station are sold to the New York Independent System Operator ("NYISO") energy markets. The Electric Services segment also provides retail marketing of electricity to commercial customers.

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

In regard to the January 2005 transactions, KeySpan received proceeds of approximately $16 million, including approximately $5 million to be paid within a three year period. In addition, KeySpan retained a portion of its previously incurred surety indemnity support obligations related to certain performance and payment bonds issued for the benefit of KeySpan's former subsidiaries prior to closing. In June 2005, the balance to be paid over a three year period was fully collected on a present value basis and a significant portion of the performance bonds were replaced without any remaining indemnification obligation on the part of KeySpan. The current estimated cost to complete projects supported by the remaining indemnity obligations associated with the January 2005 transactions is approximately $1.0 million. The buyers have agreed to complete the projects for which such indemnity obligations were incurred and to indemnify and hold KeySpan harmless with respect to its liabilities in connection with such bonds.

In connection with the February 2005 transaction, KeySpan paid or contributed approximately $26 million to a former subsidiary prior to closing the sale transaction in exchange for, among other things, the disposition of outstanding shares in the former subsidiary and the settlement of intercompany advances and replacement of a performance and payment bond issued for the benefit of its former subsidiary with respect to a pending project, which bond had been supported by a $150 million indemnity obligation of KeySpan. In addition, KeySpan received from its former subsidiary an indemnity bond issued by a third party surety company, the purpose of which is to reimburse KeySpan in an amount up to $80 million in the event it is required to perform under all other indemnity obligations previously incurred by KeySpan to support the remaining bonded projects of its former subsidiary as of the closing. As of September 30, 2005, the total cost to complete such remaining bonded projects is estimated to be approximately $50 million. The aforementioned guarantees are reflected in
Note 6 "Financial Guarantees and Contingencies." KeySpan's former subsidiary has also agreed to complete the projects for which such indemnity obligations were incurred and indemnify and hold KeySpan harmless with respect to any liabilities in connection with such bonds.

In the fourth quarter of 2004, KeySpan's investment in its mechanical contracting subsidiaries was written-down to an estimated fair value. During the first six months of 2005, operating losses were incurred through the dates of sale of these companies of $4.1 million after-tax, including but not limited to costs incurred for employee related benefits. Partially offsetting these losses was a gain of $2.3 million associated with the related divestitures, reflecting the difference between the fair value estimates and the financial impact of the actual sale transactions. The net income impact of the operating losses and the disposal gain was a loss of $1.8 million, or $0.01 per share for the nine months ended September 30, 2005.

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

During the first five months of 2004, our gas exploration and production investments also included a 55% equity interest in Houston Exploration, the operations of which were fully consolidated in KeySpan's Consolidated Financial Statements. On June 2, 2004, KeySpan exchanged 10.8 million shares of common stock of Houston Exploration for 100% of the stock of Seneca-Upshur, previously a wholly owned subsidiary of Houston Exploration. This transaction reduced our interest in Houston Exploration from 55% to the then current level of 23.5%. Effective June 1, 2004, Houston Exploration's earnings and our ownership interest in Houston Exploration were accounted for on the equity method of accounting. This transaction resulted in a gain to KeySpan of $150.1 million. The deconsolidation of Houston Exploration required the recognition of certain deferred taxes on our remaining investment resulting in a net deferred tax expense of $44.1 million. Therefore, the net gain on the share exchange less the deferred tax provision was $106 million, or $0.66 per share. In the fourth quarter of 2004 KeySpan sold its remaining interests in Houston Exploration.

This segment is also engaged in pipeline development activities. KeySpan and Duke Energy Corporation each own a 50% interest in the Islander East Pipeline Company, LLC ("Islander East"). Islander East was created to pursue the authorization and construction of an interstate pipeline from Connecticut, across Long Island Sound, to a terminus near Shoreham, Long Island. Once in service, the pipeline is expected to transport up to 260,000 DTH daily to the Long Island and New York City energy markets. Further, KeySpan has a 21% interest in the Millennium Pipeline project which is expected to transport up to 525,000 DTH of natural gas a day from Corning to Ramapo, New York, where it will connect to an existing pipeline. Additionally, subsidiaries in this segment hold a 20% equity interest in the Iroquois Gas Transmission System LP, a pipeline that transports Canadian gas supply to markets in the Northeastern United
States. These subsidiaries are accounted for under the equity method. Accordingly, equity income from these investments is reflected as a component of operating income in the Consolidated Statement of Income.

Through its wholly owned subsidiary, KeySpan LNG, LP, KeySpan owns a liquefied natural gas storage and receiving facility in Providence, Rhode Island, the operations of which are fully consolidated.

During the first quarter of 2004, we also had an approximate 61% investment in certain midstream natural gas assets in Western Canada through KeySpan Energy Canada Partnership ("KeySpan Canada"). These assets included 14 processing plants and associated gathering systems that produced approximately 1.5 BCFe of natural gas daily and provided associated natural gas liquids fractionation. These operations were fully consolidated in KeySpan's Consolidated Financial Statements. On April 1, 2004, KeySpan and KeySpan Facilities Income Fund (the "Fund"), which previously owned a 39.09% interest in KeySpan Canada, consummated a transaction whereby the Fund sold 15.617 million units of the Fund and acquired an additional 35.91% interest in KeySpan Canada from KeySpan. As a result of this transaction, KeySpan's ownership of KeySpan Canada decreased to 25%. KeySpan recorded a gain of $22.8 million ($10.1 million after-tax, or $0.06 per share) at the time of this transaction. Effective April 1, 2004 KeySpan Canada's earnings and our ownership interest in KeySpan Canada were accounted for on the equity method of accounting. In the fourth quarter of 2004, KeySpan sold its remaining interests in KeySpan Canada.

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

The accounting policies of the segments are the same as those used for the preparation of the Consolidated Financial Statements. The segments are strategic business units that are managed separately because of their different operating and regulatory environments. Operating results of our segments are evaluated by management on an operating income basis. At September 30, 2005, the total assets of each reportable segment have not changed materially from those levels reported at December 31, 2004. As mentioned, the mechanical contracting subsidiaries included in the Energy Services segment are reported as discontinued operations for all periods. The reportable segment information is as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                       Energy Investments
                                                                                  --------------------------
                                             Gas          Electric      Energy      Houston         Other        Elimi-     Consoli-
(In Millions of Dollars)                Distribution      Service      Services   Exploration     Investments    nations     dated
------------------------------------------------------------------------------------------------------------------------------------
Three Months Ended September 30, 2005
Unaffiliated revenue                         629.6         619.9        45.4           -              8.2             -     1,303.1
Intersegment revenue                             -             -         1.7           -              3.7          (5.4)           -
Operating Income (loss)                      (45.5)        149.6        (1.1)          -              4.7          (4.9)      102.8

Three Months Ended September 30, 2004
Unaffiliated revenue                         419.2         503.9        43.7           -              8.8             -       975.5
Intersegment revenue                             -             -         2.9           -              1.3          (4.2)           -
Operating Income (loss)                      (23.6)        111.2       (19.3)        9.8              6.6           2.9        87.6
------------------------------------------------------------------------------------------------------------------------------------

Eliminating items include the elimination of certain intercompany accounts, as well as activities of our corporate and administrative areas.

Because of the nature of our Electric Services business, electric revenues are derived from two large customers - the NYISO and LIPA. Electric Services revenues from these customers of $612.2 million and $473.9 million for the three months ended September 30, 2005 and 2004, respectively, represent approximately 47% and 49%, respectively, of our consolidated revenues for the respective periods.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                      Energy Investments
                                                                                 -------------------------
                                              Gas        Electric      Energy      Houston         Other       Elimi-     Consoli-
(In Millions of Dollars)                 Distribution    Services     Services   Exploration    Investments    nations      dated
------------------------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30, 2005
Unaffiliated revenue                         3,476.1      1,488.9       134.1             -           27.0          -       5,126.1
Intersegment revenue                               -          4.6         7.9             -            3.7      (16.2)            -
Operating Income (loss)                        376.8        266.3        (6.7)            -           16.6       (8.3)        644.7

Nine Months Ended September 30, 2004
Unaffiliated revenue                         3,023.4      1,296.8       129.7         268.1           46.0          -       4,763.9
Intersegment revenue                               -            -         8.3             -            3.8      (12.1)            -
Operating Income (loss)                        391.1        226.3       (42.8)        130.8          (22.5)      14.5         697.4
------------------------------------------------------------------------------------------------------------------------------------

Eliminating items include the elimination of certain intercompany accounts, as well as activities of our corporate and administrative areas.

Because of the nature of our Electric Services business, electric revenues are derived from two large customers - the NYISO and LIPA. Electric Services revenues from these customers of $1.4 billion and $1.2 billion for the nine months ended September 30, 2005 and 2004, respectively, represent approximately 28% and 26%, respectively of our consolidated revenues for the respective periods.

3. COMPREHENSIVE INCOME

The table below indicates the components of comprehensive income:

-----------------------------------------------------------------------------------------------------------------------------------
                                                            Three Months Ended September 30,        Nine Months Ended September 30,
(In Millions of Dollars)                                         2005                2004               2005               2004
-----------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                              $  22.6            $ (115.8)           $ 275.4           $ 262.7
-----------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax
Settlement of derivative instruments                              10.7               (13.9)              18.4               2.6
Deconsolidation of certain subsidiaries                              -                   -                  -              (6.7)
Foreign currency translation adjustments                             -                 0.6               (5.0)            (16.5)
Unrealized gains (losses) on marketable securities                 2.9                (1.3)               1.4              (0.7)
Settlement of derivative premiums                                    -                   -                  -               3.4
Unrealized losses on derivative financial instruments            (59.8)               12.4              (78.0)             11.3
-----------------------------------------------------------------------------------------------------------------------------------
Other comprehensive loss, net of tax                             (46.2)               (2.2)             (63.2)             (6.6)
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income (Loss)                                    $ (23.6)           $ (118.0)           $ 212.2           $ 256.1
-----------------------------------------------------------------------------------------------------------------------------------
Related tax (benefit) expense
Settlement of derivative instruments                               5.8                (8.6)               9.9               0.3
Deconsolidation of certain subsidiaries                                                  -                  -               5.0
Foreign currency translation adjustments                             -                 0.3               (2.7)             (8.9)
Unrealized gains (losses) on marketable securities                 1.6                (1.0)               0.8              (0.7)
Settlement of derivative premiums                                    -                   -                  -               1.9
Unrealized losses on derivative financial instruments            (33.6)                8.1              (44.3)              7.5
-----------------------------------------------------------------------------------------------------------------------------------
Total Tax (Benefit) Expense                                    $ (26.2)           $   (1.2)           $ (36.3)          $   5.1
-----------------------------------------------------------------------------------------------------------------------------------

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

Derivative financial instruments are employed by our gas distribution operations to reduce the cash flow variability associated with the purchase price for a portion of future natural gas purchases for our regulated firm gas sales customers. The accounting for these derivative instruments is subject to Statement of Financial Accounting Standards ("SFAS") 71 "Accounting for the Effects of Certain Types of Regulation." See the caption below "Firm Gas Sales Derivative Instruments - Regulated Utilities" for a further discussion of these derivatives. Certain derivative instruments employed by our gas distribution operations, however, are not subject to SFAS 71. Utility tariffs applicable to certain large-volume customers permit gas to be sold at prices established monthly, relative to a prevailing alternate fuel price, but limited to the cost of gas plus the rate for the highest consumption block otherwise applicable to our firm commercial customers. KEDNY uses over-the-counter ("OTC") natural gas swaps, with offsetting positions in OTC fuel oil swaps of equivalent energy value, to hedge the cash-flow variability of specified portions of gas purchases and sales associated with these customers. The maximum length of time over which we have hedged cash flow variability associated with forecasted purchases and sales of natural gas is through December 2005. We use standard New York Mercantile Exchange ("NYMEX") futures prices to value the gas and heating oil positions. At September 30, 2005, the fair value of gas swap contracts was $14.9 million; the fair value of the oil swap contracts was a liability of $12.4 million. The estimated amount of net gains associated with such derivative instruments that are reported in other comprehensive income and that are expected to be reclassified into earnings over the next twelve months is $3.3 million, or $2.1 million after-tax. The ineffective portion of these derivatives for the nine months ended September 30, 2005 was $0.8 million and has been recorded as an expense in the Consolidated Statement of Income.

Seneca-Upshur utilizes OTC natural gas swaps to hedge the cash flow variability associated with forecasted sales of a portion of its natural gas production. At September 30, 2005, Seneca-Upshur has hedge positions in place for approximately 85% of its estimated 2005 through 2008 gas production, net of gathering costs. We use market quoted forward prices to value these swap positions. The maximum length of time over which Seneca-Upshur has hedged such cash flow variability is through December 2008. The fair value of these derivative instruments at September 30, 2005 was a liability of $25.7 million. The estimated amount of losses associated with such derivative instruments that are reported in other comprehensive income and that are expected to be reclassified into earnings over the next twelve months is $12.6 million, or $8.2 million after-tax.

The Ravenswood Generating Station uses derivative financial instruments to hedge the cash flow variability associated with the purchase of natural gas and oil that will be consumed during the generation of electricity. The Ravenswood Generating Station also hedges the cash flow variability associated with a portion of electric energy sales.

With respect to price exposure associated with fuel purchases for the Ravenswood Generating Station, KeySpan employs the use of financially-settled oil swap contracts to hedge the cash flow variability for a portion of forecasted purchases of fuel oil that will be consumed by the Ravenswood Generating Station. At times, KeySpan also employs natural gas futures contracts to hedge the cash flow variability for a portion of forecasted purchases of natural gas; although at September 30, 2005 there no outstanding derivatives associated with natural gas. We use market quoted forward prices to value oil swap contracts. The maximum length of time over which we have hedged cash flow variability associated with forecasted purchases of fuel oil is through April 2006. The fair value of these derivative instruments at September 30, 2005 was $0.9 million all of which is reported in other comprehensive income and are expected to be reclassified into earnings over the next twelve months.

We have also engaged in the use of cash-settled swap instruments to hedge the cash flow variability associated with a portion of forecasted electric energy sales from the Ravenswood Generating Station. Our hedging strategy is to hedge at least 50% of forecasted on-peak summer season electric energy sales and a portion of forecasted electric energy sales for the remainder of the year. The maximum length of time over which we have hedged cash flow variability is through August 2006. We use market quoted forward prices to value these outstanding derivatives. The fair value of these derivative instruments at September 30, 2005 was a liability of $71.1 million all of which is expected to be reclassified into earnings over the next twelve months. The after-tax impact is anticipated to be $46.2 million.

The above noted derivative financial instruments are cash flow hedges that qualify for hedge accounting under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," collectively SFAS 133, and are not considered held for trading purposes as defined by current accounting literature. Accordingly, we carry the fair value of our derivative instruments on the Consolidated Balance Sheet as either a current or deferred asset or liability, as appropriate, and defer the effective portion of unrealized gains or losses in accumulated other comprehensive income. Gains and losses are reclassified from accumulated other comprehensive income to the Consolidated Statement of Income in the period the hedged transaction affects earnings. Gains and losses are reflected as a component of either revenue or fuel and purchased power depending on the hedged transaction. As noted, hedge ineffectiveness was an expense of $0.8 million for the nine months ended September 30, 2005, and resulted from changes during the period in the price differentials between the index price of the derivative contract and the price of the purchase or sale for the cash flow that is being hedged, and was recorded directly to earnings.

Firm Gas Sales Derivative Instruments - Regulated Utilities: We use derivative financial instruments to reduce the cash flow variability associated with the purchase price for a portion of future natural gas purchases associated with our Gas Distribution operations. Our strategy is to minimize fluctuations in firm gas sales prices to our regulated firm gas sales customers in our New York and New England service territories. The accounting for these derivative instruments is subject to SFAS 71. Therefore, changes in the fair value of these derivatives have been recorded as a regulatory asset or regulatory liability on the Consolidated Balance Sheet. Gains or losses on the settlement of these contracts are initially deferred and then refunded to or collected from our firm gas sales customers consistent with regulatory requirements. At September 30, 2005, these derivative instruments had a fair value of $501.1 million and are reflected as a current asset of $467.8 million and a deferred asset of $33.3 million, with an offsetting regulatory liability of $501.1 million on the Consolidated Balance Sheet.

Physically-Settled Commodity Derivative Instruments: SFAS 133 establishes criteria that must be satisfied in order for option contracts, forward contracts with optionality features, or contracts that combine a forward contract and a purchase option contract to be exempted as normal purchases and sales. Certain contracts for the physical purchase of natural gas associated with our regulated gas utilities are not exempt as normal purchases from the requirements of SFAS
133. Since these contracts are for the purchase of natural gas sold to regulated firm gas sales customers, the accounting for these contracts is subject to SFAS
71. Therefore, changes in the market value of these contracts have been recorded as a regulatory asset or regulatory liability on the Consolidated Balance Sheet. At September 30, 2005, these derivatives had a fair value of $37.4 million and are reflected as a deferred assets and regulatory liability on the Consolidated Balance Sheet.

Financially-Settled Commodity Derivative Instruments that Do Not Qualify for Hedge Accounting: KeySpan subsidiaries also have employed a limited number of financial derivatives that do not qualify for hedge accounting treatment under SFAS 133. In 2004, we purchased a series of call options on the spread between the price of heating oil and the price of natural gas. The options cover the period February 2005 through December 2005 and further complement our hedging strategy noted above regarding sales to certain large-volume customers. As stated, we sell gas to certain large-volume customers at prices established monthly relative to a prevailing alternate fuel price; however, the cost of gas plus the rate for the highest consumption block otherwise applicable to our firm commercial customers (under our applicable New York City and Long Island utility tariffs) is an upper limit on the price KeySpan can charge for the sale of natural gas to these customers. These options are intended to limit KeySpan's exposure to heating oil price spikes. These options do not qualify for hedge accounting treatment under SFAS 133. We recorded a $1.1 million benefit in other income and deductions on the Consolidated Statement of Income to reflect the change in the market value associated with this derivative instrument for the nine months ended September 30, 2005. In addition, the Ravenswood Generating Station sold a three year option for 30-day peaking gas service. The 30-day peaking gas service is for the following three winter seasons: October 2004 - March 2005, October 2005 - March 2006 and October 2006 - March 2007. For each of the winter seasons just mentioned, the counterparty can call on the Ravenswood Generating Station to supply no more than 30,000 Mdth of a gas a day for no more than 30 days. We recorded a $5.1 million loss in other income and deductions on the Consolidated Statement of Income to reflect the change in the market value associated with this derivative instrument for the nine months ended September 30, 2005.

The table below summarizes the fair value of the above outstanding derivative instruments at September 30, 2005 and December 31, 2004, and the related line item on the Consolidated Balance Sheet. Fair value is the amount at which derivative instruments could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale.


-----------------------------------------------------------------------------
(In Millions of Dollars)           September 30, 2005       December 31, 2004
-----------------------------------------------------------------------------
Gas Contracts:
  Current assets                            $  482.6                  $  7.7
  Other deferred assets                         70.7                    21.7
  Regulatory asset                                 -                    20.1
  Current liabilities                          (12.6)                      -
  Regulatory liabilities                      (544.2)                   (8.7)
  Other deferred liabilities                   (14.6)                  (37.8)

Oil Contracts:
  Current assets                                 0.9                     0.3
  Current liabilities                          (12.4)                   (6.2)

Electric Contracts:
  Current assets                                   -                     0.3
  Current liabilities                          (71.1)                      -
-----------------------------------------------------------------------------
                                            $ (100.7)                 $ (2.6)
-----------------------------------------------------------------------------

Interest Rate Derivative Instruments: In January 2005, KeySpan redeemed $500 million of outstanding debt - 6.15% Notes due 2006, and accelerated the amortization of approximately $11.2 million of previously unamortized benefits associated with an interest rate swap on these notes that was previously settled. The accelerated amortization was recorded as a reduction to interest expense. (See Note 9 "Long-term Debt and Commercial Paper" for additional details regarding the debt redemption.) There were no interest rate derivative instruments outstanding at September 30, 2005.

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

Derivative contracts are primarily used to manage exposure to market risk arising from changes in commodity prices and interest rates. In the event of non-performance by a counterparty to a derivative contract, the desired impact may not be achieved. The risk of counterparty non-performance is generally considered a credit risk and is actively managed by assessing each counterparty credit profile and negotiating appropriate levels of collateral and credit support. In instances where the counterparties' credit quality has declined, or credit exposure exceeds certain levels, we may limit our credit exposure by restricting new transactions with counterparties, requiring additional collateral or credit support and negotiating the early termination of certain agreements. At September 30, 2005, KeySpan has received $256.2 million from its counterparties as collateral associated with outstanding derivative contracts. This amount has been recorded as restricted cash, with an offsetting position in current liabilities on the Consolidated Balance Sheet. Further, KeySpan has paid $63.3 million in margin calls to its counterparties. This amount has been recorded as an accounts receivable on the September 30, 2005 Consolidated Balance Sheet.

We believe that our credit risk related to the above mentioned derivative financial instruments is no greater than the risk associated with the primary contracts which they hedge and that the elimination of a portion of the price risk reduces volatility in our reported results of operations, financial position and cash flows and lowers overall business risk.

5. RECENT ACCOUNTING PRONOUNCEMENTS

In 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") 106-2 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." This guidance clarified the accounting and disclosure requirements for employers with postretirement benefit plans that have been affected by the passage of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Medicare Act"). The Act introduced two new features to Medicare that an employer needs to consider in measuring its obligation and net periodic postretirement benefit costs. KeySpan's retiree health benefit plan currently includes a prescription drug benefit that is provided to retired employees. KeySpan implemented the requirements of FSP 106-2 in June 2004.

In January 2005, the Department of Health and Human Services/Centers for Medicare and Medicaid Services ("CMS") released final regulations with regard to the implementation of the major provisions of the Medicare Act. KeySpan has reviewed the new provisions and believes that the new guidance will not have a material impact on its results of operations or cash flows.

In December 2004 the FASB issued SFAS 123 (revised 2004) "Share-Based Payments." This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement revises certain provisions of SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion 25 "Accounting for Stock Issued to Employees." The fair-value-based method in this Statement is similar to the fair-value-based method in Statement 123 in most respects. However, the following are key differences between the two: entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value as compared to using the intrinsic method allowed under Statement 123; entities are required to estimate the number of instruments for which the requisite service is expected to be rendered, as compared to accounting for forfeitures as they occur under Statement 123; and incremental compensation cost for a modification of the terms or conditions of an award are also measured differently under this Statement compared to Statement 123. This Statement also clarifies and expands Statement 123's guidance in several areas. The effective date of this Statement is the beginning of the first fiscal year beginning after June 15, 2005. KeySpan adopted the prospective method of transition for stock options in accordance with SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." Accordingly, compensation expense has been recognized by employing the fair value recognition provisions of SFAS 123 for grants awarded after January 1, 2003. KeySpan is currently reviewing the requirements of this Statement, and believes that implementation of this Statement will not have a material impact on its results of operations or financial position and no impact on its cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47 ("FIN 47") "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143." FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143 "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. An entity shall recognize the cumulative effect of initially applying FIN 47 as a change in accounting principle. The effective date of FIN 47 is December 31, 2005 for calendar-year enterprises.

At the present time, KeySpan's only recorded asset retirement obligation relates to its investment in Seneca-Upshur. KeySpan is currently reviewing the requirements of FIN 47 and at this point in time can not determine the impact, if any, that implementation of FIN 47 will have on its results of operations or financial position; cash flows should not be impacted by the implementation of FIN 47. See Note 6 "Financial Guarantees and Contingencies," for details on KeySpan's asset retirement obligation.

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

The original proposed effective date was to be the first fiscal year ending after December 15, 2005. Any adjustments resulting from the implementation of the exposure draft would be recognized as a cumulative effect of a change in accounting principle. The FASB provided a 60-day comment period, which closed September 12, 2005. The FASB, however, decided to delay implementation of a new standard until the first quarter of 2006. At this time we are unable to predict the final action to be taken by the FASB, or what impact, if any, such action will have on KeySpan's financial condition, results of operations or cash flows.

6. FINANCIAL GUARANTEES AND CONTINGENCIES

Variable  Interest  Entity:  KeySpan  has an  arrangement  with an  unaffiliated variable interest financing entity through which we lease a portion of the Ravenswood Facility. We acquired the Ravenswood Facility, in part through the variable interest entity, from Consolidated Edison on June 18, 1999 for approximately $597 million. In order to reduce the initial cash requirements, we entered into a Master Lease with the variable interest entity that acquired a portion of the facility - or three steam generating units - directly from Consolidated Edison and leased it to our subsidiary. The variable interest entity acquired the property for $425 million, financed with debt of $412.3 million (97% of capitalization) and equity of $12.7 million (3% of capitalization). KeySpan has no ownership interests in the units or the variable interest entity. KeySpan has guaranteed all payment and performance obligations of our subsidiary under the Master Lease. Monthly lease payments substantially equal the monthly interest expense on such debt securities.

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

We have classified the Master Lease as $412.3 million of long-term debt on the Consolidated Balance Sheet based on our current status as primary beneficiary. Further, we have an asset on the Consolidated Balance Sheet for an amount substantially equal to the fair market value of the leased assets at the inception of the lease, less depreciation since that date, or approximately $328 million.

If our subsidiary that leases the Ravenswood Facility was not able to fulfill its payment obligations with respect to the Master Lease payments, then the maximum amount KeySpan would be exposed to under its current guarantees would be $425 million plus the present value of the remaining lease payments through June 20, 2009.

Sale/leaseback Transaction: KeySpan also has a leveraged lease financing arrangement associated with the Ravenswood Expansion. In May 2004, the unit was acquired by a lessor from our subsidiary, KeySpan Ravenswood, LLC, and simultaneously leased back to that subsidiary. All the obligations of KeySpan Ravenswood, LLC under the lease, including future decommissioning costs, have been unconditionally guaranteed by KeySpan. This lease transaction qualifies as an operating lease under SFAS 98 "Accounting for Leases: Sale/Leaseback Transactions Involving Real Estate; Sales-Type Leases of Real Estate; Definition of the Lease Term; an Initial Direct Costs of Direct Financing Leases, an amendment of FASB Statements No.13, 66, 91 and a rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11."

Asset Retirement Obligations: In 2003, KeySpan adopted SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 required us to record a liability and corresponding asset representing the present value of legal obligations associated with the retirement of tangible, long-lived assets that existed at the inception of the obligation. KeySpan's only recorded asset retirement obligation ("ARO") relates to its investment in Seneca-Upshur and was $1.9 million at September 30, 2005.

KeySpan's largest asset base is its gas transmission and distribution system. A legal obligation exists to perform certain safety requirements at final abandonment. In addition, a legal obligation may be construed to exist with respect to KeySpan's liquefied natural gas ("LNG") storage tanks due to clean up responsibilities upon cessation of use. However, mass assets such as storage, transmission and distribution assets are believed to operate in perpetuity and, therefore, have indeterminate cash flow estimates. Since that exposure is in perpetuity and cannot be measured, no liability has been recorded pursuant to SFAS 143. As discussed in Note 5 "Recent Accounting Pronouncements," the FASB recently issued FIN 47 which clarifies certain reporting and measurement issues for asset retirement obligations. As noted, we are currently reviewing the requirements of FIN 47, and its potential impact, if any, on KeySpan's financial position and results of operations.

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

We have identified 28 of these sites as being associated with the historical operations of KEDNY. One site has been fully remediated. Subject to the issues described in the preceding paragraph, the remaining 27 sites either are in the process of being investigated and remediated or will be investigated and, if necessary, remediated under the terms and conditions of various types of DEC cleanup orders. Expenditures incurred to date by us with respect to KEDNY MGP-related activities total $57.6 million.

The remaining 15 sites have been identified as being associated with the historical operations of KEDLI. Expenditures incurred to date by us with respect to KEDLI MGP-related activities total $48.3 million. One site has been fully investigated and requires no further action. The remaining sites either are in the process of being investigated and remediated or will be investigated and, if necessary, remediated under the conditions of various types of DEC cleanup orders.

We presently estimate the remaining cost of our KEDNY and KEDLI MGP-related environmental remediation activities will be $191.2 million, which amount has been accrued by us as a reasonable estimate of probable cost for known sites. However, remediation costs for each site may be materially higher than noted, depending upon changing technologies and regulatory standards, selected end use for each site, and actual environmental conditions encountered.

With respect to remediation costs, the KEDNY and KEDLI rate plans approved by the NYPSC generally provide for the recovery from customers of investigation and remediation costs of certain sites. At September 30, 2005, we have reflected a regulatory asset of $221.2 million for our KEDNY/KEDLI MGP sites. In accordance with NYPSC policy, KeySpan records a reduction to regulatory liabilities as costs are incurred for environmental cleanup activities. At September 30, 2005, these previously deferred regulatory liabilities totaled $28.3 million. In October 2003, KEDNY and KEDLI filed a joint petition with the NYPSC seeking rate treatment for additional environmental costs that may be incurred at all of our New York MGP sites. That petition is still pending.

During the nine months ended September 30, 2005, KEDNY and KEDLI received an aggregate amount of $21.1 million from insurance carriers associated with MGP related insurance settlements. These proceeds were used to offset other regulatory items and therefore had no earnings impact.

We are also responsible for environmental obligations associated with the Ravenswood Facility, purchased from Consolidated Edison in 1999, including remediation activities associated with its historical operations and those of the MGP facilities that formerly operated at the site. We are not responsible for liabilities arising from disposal of waste at off-site locations prior to the acquisition closing and any monetary fines arising from Consolidated Edison's pre-closing conduct. We presently estimate the remaining environmental clean up activities for this site will be $1.8 million, which amount has been accrued by us. Expenditures incurred to date total $3.2 million.

New England Sites: In the Commonwealth of Massachusetts and the State of New Hampshire, we are aware of 77 former MGP sites and related facilities within the existing or former service territories of KEDNE.

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

We presently estimate the remaining cost of these Massachusetts KEDNE MGP-related environmental cleanup activities will be $11.3 million, which amount has been accrued by us as a reasonable estimate of probable cost for known sites, however remediation costs for each site may be materially higher than noted, depending upon changing technologies and regulatory standards, selected end use for each site, and actual environmental conditions encountered. Expenditures incurred since November 8, 2000, the date KeySpan acquired the KEDNE companies, with respect to these MGP-related activities total $26.1 million.

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

We presently estimate the remaining cost of EnergyNorth MGP-related environmental cleanup activities will be $7.1 million, which amount has been accrued by us as a reasonable estimate of probable cost for known sites however, remediation costs for each site may be materially higher than noted, depending upon changing technologies and regulatory standards, selected end use for each site, and actual environmental conditions encountered. Expenditures incurred since November 8, 2000, with respect to these MGP-related activities total $15.7 million.

By rate orders, the Massachusetts Department of Telecommunications and Energy ("MADTE") and the New Hampshire Public Utility Commission ("NHPUC") provide for the recovery of site investigation and remediation costs and, accordingly, at December 31, 2004, we have reflected a regulatory asset of $38.7 million for the KEDNE MGP sites. As previously mentioned, Colonial Gas Company and Essex Gas Company are not subject to the provisions of SFAS 71 and therefore have recorded no regulatory asset. However, rate orders currently in effect for these subsidiaries provide for the recovery of investigation and remediation costs.

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

We presently estimate the remaining cost of our environmental cleanup activities for the three non-utility sites will be approximately $16.7 million, which amount has been accrued by us as a reasonable estimate of probable costs for known sites however, remediation costs for each site may be materially higher than noted, depending upon changing technologies and regulatory standards, selected end use for each site, and actual environmental conditions encountered. Expenditures incurred since November 8, 2000, with respect to these sites total $16.1 million.

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

Legal Matters

From time to time we are subject to various legal proceedings arising out of the ordinary course of our business. Except as described below, or in KeySpan's Annual Report on Form 10-K for the year ended December 31, 2004, KeySpan's quarterly reports on Form 10-Q for the periods ended March 31, 2005 and June 30, 2005 or other periodic reports filed on Form 8-K during 2005, we do not consider any of such proceedings to be material to our business or likely to result in a material adverse effect on our results of operations, financial condition or cash flows.

KeySpan and certain of its current and former officers and directors were defendants in a consolidated class action lawsuit filed in the United States District Court for the Eastern District of New York. This lawsuit alleged, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), in connection with disclosures relating to or following the acquisition of the Roy Kay companies. In June 2004, the parties entered into a settlement agreement which provided for the parties to settle the action for $13.8 million. The court approved the settlement on September 29, 2005 and the matter is now concluded. The settlement was funded entirely by insurance.

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

Financial Guarantees

KeySpan has issued financial guarantees in the normal course of business, primarily on behalf of its subsidiaries, to various third party creditors. At September 30, 2005, the following amounts would have to be paid by KeySpan in the event of non-payment by the primary obligor at the time payment is due:

-----------------------------------------------------------------------------------------------------------
                                                                          Amount of       Expiration
  Nature of Guarantee (In Thousands of Dollars)                            Exposure          Dates
---------------------------------------------------------------------------------------------------------
Guarantees for Subsidiaries
  Medium-Term Notes - KEDLI                                (i)           $   525,000       2008-2010
  Industrial Development Revenue Bonds                     (ii)              128,000         2027
  Ravenswood - Master Lease                                (iii)             425,000         2009
  Ravenswood - Sale/leaseback                              (iv)              404,000         2040
  Surety Bonds                                             (v)                88,000       2005-2008
  Commodity Guarantees and Other                           (vi)               86,000         2005
  Letters of Credit                                        (vii)              74,000         2005
---------------------------------------------------------------------------------------------------------
                                                                         $ 1,730,000
---------------------------------------------------------------------------------------------------------


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

(iv) KeySpan has guaranteed all payment and performance obligations of KeySpan Ravenswood, LLC, the lessee under the sale/leaseback transaction associated with the Ravenswood Expansion, including future decommissioning costs. The initial term of the lease is for 36 years. As noted previously, this lease qualifies as an operating lease and is not reflected on the Consolidated Balance Sheet.

(v) KeySpan has agreed to indemnify the issuers of various surety and performance bonds associated with certain construction projects currently being performed by certain current and former subsidiaries. In the event that the current or former subsidiaries fail to perform their obligations under contracts, the injured party may demand that the surety make payments or provide services under the bond. KeySpan would then be obligated to reimburse the surety for any expenses or cash outlays it incurs. Although KeySpan is not guaranteeing any new bonds for any of the former subsidiaries, KeySpan's indemnity obligation supports the contractual obligation of these current and former subsidiaries. KeySpan has also received from a former subsidiary an indemnity bond issued by a third party insurance company, the purpose of which is to reimburse KeySpan in an amount up to $80 million in the event it is required to perform under all other indemnity obligations previously incurred by KeySpan to support such company's bonded projects existing prior to divestiture. At September 30, 2005, the total cost to complete such remaining bonded projects is estimated to be approximately $51 million.

(vi) KeySpan has guaranteed commodity-related payments for subsidiaries within the Energy Services segment, as well as KeySpan Ravenswood, LLC. These guarantees are provided to third parties to facilitate physical and financial transactions involved in the purchase of natural gas, oil and other petroleum products for electric production and marketing activities. The guarantees cover actual purchases by these subsidiaries that are still outstanding as of September 30, 2005.

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

In addition, LIPA is performing a long-term strategic review of its future direction. It has engaged a team of advisors and consultants and has conducted public hearings to develop recommendations to be submitted to the LIPA Trustees. Some of the strategic options that LIPA is considering include whether LIPA should continue its operations as they presently exist, fully municipalize or privatize, or sell some, but not all of its assets. LIPA was initially required to make a determination by May 2005 as to whether it would exercise its option to purchase our Long Island generating plants pursuant to the terms of the Generation Purchase Rights Agreement. KeySpan and LIPA have mutually agreed to extend the date by which LIPA must make this determination to December 15, 2005. LIPA and KeySpan are engaged in discussions concerning LIPA's strategic review. At this time, we are unable to determine what the outcome of this strategic review will have on our financial condition, results of operations or cash flows. Any action that may be taken will have to take into consideration the long-term nature of our existing contracts.

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

KeySpan continues to apply APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for grants awarded prior to January 1, 2003. Accordingly, no compensation cost has been recognized for these fixed stock option plans in the Consolidated Financial Statements since the exercise prices and market values were equal on the grant dates. Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under the plans consistent with SFAS 123, our net income and earnings per share would have decreased to the pro-forma amounts indicated below:

---------------------------------------------------------------------------------------------------------------------------------
                                                                    Three Months Ended Sept. 30,      Nine Months Ended Sept. 30,
(In Millions of Dollars, Except Per Share Amounts)                     2005              2004            2005             2004
---------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) available for common stock:
As reported                                                            $ 22.6         $ (117.1)       $ 273.2            $ 258.4
     Add: recorded stock-based compensation expense, net of tax           1.3              1.3            7.4                4.1
     Deduct: total stock-based compensation expense, net of tax          (1.8)            (1.9)          (8.8)              (6.9)
---------------------------------------------------------------------------------------------------------------------------------
Pro-forma earnings                                                     $ 22.1         $ (117.7)       $ 271.8            $ 255.6
---------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share:
     Basic - as reported                                               $ 0.13         $  (0.73)       $  1.62            $  1.61
     Basic - pro-forma                                                 $ 0.13         $  (0.73)       $  1.61            $  1.60

     Diluted - as reported                                             $ 0.13         $  (0.73)       $  1.61            $  1.60
     Diluted - pro-forma                                               $ 0.13         $  (0.73)       $  1.60            $  1.59
---------------------------------------------------------------------------------------------------------------------------------

8. POSTRETIREMENT BENEFITS

Pension Plans: The following information represents the consolidated net periodic pension cost for the nine months ended September 30, 2005 and 2004, for our noncontributory defined benefit pension plans which cover substantially all employees. Benefits are based on years of service and compensation. Funding for pensions is in accordance with requirements of federal law and regulations. KEDLI and Boston Gas Company are subject to certain deferral accounting requirements mandated by the NYPSC and the MADTE, respectively for pension costs and other postretirement benefit costs. Further, KeySpan's electric subsidiaries are subject to certain "true-up" provisions in accordance with the LIPA service agreements.

The calculation of net periodic pension cost is as follows:

-----------------------------------------------------------------------------------------------
                                                           Nine Months Ended September, 30
(In Millions of Dollars)                                      2005                 2004
-----------------------------------------------------------------------------------------------
Service cost, benefits earned during the period         $    42.5               $  39.7
Interest cost on projected benefit obligation               111.4                  108.2
Expected return on plan assets                             (129.8)                (118.7)
Net amortization and deferral                                55.4                   47.4
-----------------------------------------------------------------------------------------------
Total pension cost                                      $    79.5               $   76.6
-----------------------------------------------------------------------------------------------

Other Postretirement Benefits: The following information represents the consolidated net periodic other postretirement benefit cost for the nine months ended September 30, 2005 and 2004, for our noncontributory defined benefit plans covering certain health care and life insurance benefits for retired employees. We have been funding a portion of future benefits over employees' active service lives through Voluntary Employee Beneficiary Association ("VEBA") trusts. Contributions to VEBA trusts are tax deductible, subject to limitations contained in the Internal Revenue Code.

Net  periodic   other   postretirement   benefit  cost  included  the  following
components:

---------------------------------------------------------------------------------------------
                                                           Nine Months Ended September 30,
(In Millions of Dollars)                                      2005                 2004
---------------------------------------------------------------------------------------------
Service cost, benefits earned during the period         $     18.3              $   15.1
Interest cost on accumulated
   postretirement benefit obligation                          56.8                  55.5
Expected return on plan assets                               (27.1)                (25.4)
Net amortization and deferral                                 44.9                  35.1
---------------------------------------------------------------------------------------------
Other postretirement cost                               $     92.9              $   80.3
---------------------------------------------------------------------------------------------

During the first nine months of 2005, KeySpan contributed $98.5 million to its pension plans and $18.0 million to its other postretirement benefit plans. At the present time, KeySpan does not anticipate contributing any additional funds to its pension plans for the remainder of 2005, but does anticipate contributing up to an additional $8 million to its other postretirement benefit plans during the remainder of 2005. These estimated contribution levels are subject to change based on future market returns, interest rates and certain other measurements. Actual contributions, therefore, may vary from these levels.

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

In 2005, KeySpan was required to remarket the note component of the Equity Units between February 2005 and May 2005 and reset the interest rate to the then current market rate of interest; however, the reset interest rate could not be set below 4.9%. In March 2005, KeySpan remarketed the note component of $394.9 million of the Equity Units at the reset interest rate of 4.9% through their maturity date of May 2008. The balance of the notes ($65.1 million) were held by the original MEDs equity holders in accordance with their terms and not remarketed. KeySpan then exchanged $300 million of the remarketed notes for $307.2 million of new 30 year notes bearing an interest rate of 5.8%. Therefore, KeySpan now has $160 million of 4.9% notes outstanding with a maturity date of May 2008 and $307.2 million of 5.8% notes outstanding with a maturity date of April 2035.

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

In June 2005, KeySpan closed on a $920 million revolving credit facility for five years due June 24, 2010, which was syndicated among fifteen banks, and an amended $580 million revolving credit facility due June 24, 2009. These facilities replace an existing $660 million, 3-year facility due June 2006, and a 5-year $640 million facility due June 2009. The two credit facilities, which now total $1.5 billion - $920 million for five years through 2010, and $580 million for the amended facility through 2009, will continue to support KeySpan's commercial paper program for ongoing working capital needs.

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

The facilities contain certain affirmative and negative operating covenants, including restrictions on KeySpan's ability to mortgage, pledge, encumber or otherwise subject its utility property to any lien, as well as certain financial covenants that require us to, among other things, maintain a consolidated indebtedness to consolidated capitalization ratio of no more than 65% at the last day of any fiscal quarter. Violation of these covenants could result in the termination of the facilities and the required repayment of amounts borrowed thereunder, as well as possible cross defaults under other debt agreements. At September 30, 2005, KeySpan's consolidated indebtedness was 49.1% of its consolidated capitalization and KeySpan was in compliance with all covenants.

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

At September 30, 2005, $320 million of commercial paper was outstanding at a weighted average annualized interest rate of 3.90%. Based on the level of authorization granted to us by the Securities and Exchange Commission ("SEC"), we had the ability to issue up to an additional $1.0 billion of short-term debt at September 30, 2005, under the commercial paper program.

10. SUBSEQUENT EVENT

On November 1, 2005, KeySpan's gas distribution subsidiary, KEDNY, issued $137 million of tax-exempt Gas Facilities Revenue Bonds ("GFRB") through the New York State Energy Research and Development Authority ("NYSERDA") in the following series: (i) $82 million of 4.70% GFRB, 2005 Series A (the "Series A Bonds") and
(ii) $55 million of GFRB, 2005 Series B (the "Series B Bonds"). The interest rate on the Series B Bonds is re-set every seven days through an auction process. KEDNY will use the proceeds from these issuances to redeem the following three series of GFRBs: (i) $41 million Adjustable Rate GFRBs, Series 1989A due February 2024, $41 million Adjustable Rate Gas GFRBs, Series 1989B February 2024 and (iii) $55 million 5.60% GFRB, Series 1993C due June 2025.

On November 1, 2005, the MADTE approved a base rate increase of $7.2 million under Boston Gas Company's Performance Based Rate Plan that was approved in 2003. Also on November 1, 2005, the MADTE authorized recovery of under-recovered gas related bad debt expenses for the period January 1, 2004-December 31, 2004 through the gas cost adjustment factor and established a mechanism for future recovery of such costs. KeySpan is in the process of analyzing the impact of this order.

11. KEYSPAN ENERGY DELIVERY LONG ISLAND SUMMARY FINANCIAL INFORMATION

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

--------------------------------------------------------------------------------------------------------------------------------
                               Statement of Income
--------------------------------------------------------------------------------------------------------------------------------
                                                                        Three Months Ended September 30, 2005
(In Millions of Dollars)                             Guarantor      KEDLI     Other Subsidiaries   Eliminations    Consolidated
--------------------------------------------------------------------------------------------------------------------------------
                                                   -----------------------------------------------------------------------------
Revenues                                                  $  0.2      $ 185.1           $ 1,118.0         $ (0.2)   $ 1,303.1
                                                   -----------------------------------------------------------------------------
Operating Expenses
  Purchased gas                                                -        136.5               259.2              -          395.7
  Fuel and purchased power                                     -            -               254.6              -          254.6
  Operations and maintenance                                 3.5         32.6               328.2              -          364.3
  Intercompany expense                                         -          1.2                (1.0)          (0.2)             -
  Depreciation and amortization                                -         14.1                78.0              -           92.1
  Operating taxes                                              -         15.5                81.6              -           97.1
                                                   -----------------------------------------------------------------------------
Total Operating Expenses                                     3.5        199.9             1,000.6           (0.2)       1,203.8
                                                   -----------------------------------------------------------------------------
 Income from equity investments                                -            -                 2.5              -            2.5
Gain on Sale of Property                                       -            -                 1.0              -            1.0
                                                   -----------------------------------------------------------------------------
Operating Income (Loss)                                     (3.3)       (14.8)              120.9              -          102.8
                                                   -----------------------------------------------------------------------------

Interest charges                                           (37.3)       (13.7)              (22.4)           6.0          (67.4)
Other income and (deductions)                               50.4          0.3               (28.3)         (26.2)          (3.8)
                                                   -----------------------------------------------------------------------------
Total Other Income and (Deductions)                         13.1        (13.4)              (50.7)         (20.2)         (71.2)
                                                   -----------------------------------------------------------------------------

Income Taxes (Benefit)                                     (12.8)        (9.9)               31.7              -            9.0
                                                   -----------------------------------------------------------------------------
                                                                                                                              -
Earnings (Loss) from Continuing Operations                  22.6        (18.3)               38.5          (20.2)          22.6
Discontinued Operations                                        -            -                   -                             -
                                                   -----------------------------------------------------------------------------
Net Income (Loss)                                         $ 22.6      $ (18.3)          $    38.5         $(20.2)   $      22.6
                                                   =============================================================================
--------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
                               Statement of Income
----------------------------------------------------------------------------------------------------------------------------------
                                                                        Three Months Ended September 30, 2004
(In Millions of Dollars)                          Guarantor         KEDLI       Other Subsidiaries   Eliminations   Consolidated
----------------------------------------------------------------------------------------------------------------------------------
                                                ----------------------------------------------------------------------------------
Revenues                                              $    0.2          $ 114.2            $ 861.3         $ (0.2)       $  975.5
                                                ----------------------------------------------------------------------------------
Operating Expenses
  Purchased gas                                              -             50.0              136.6              -           186.6
  Fuel and purchased power                                   -                -              176.0              -           176.0
  Operations and maintenance                               2.1             29.9              312.8              -           344.8
  Intercompany expense                                       -              1.3               (1.1)          (0.2)              -
  Depreciation and amortization                              -             13.8               93.4              -           107.2
  Operating taxes                                            -             15.5               74.0              -            89.5
                                                ----------------------------------------------------------------------------------
Total Operating Expenses                                   2.1            110.5              791.7           (0.2)          904.1
                                                ----------------------------------------------------------------------------------
Income from equity investments                               -                -               16.2              -            16.2
                                                ----------------------------------------------------------------------------------
Operating Income (Loss)                                   (1.9)             3.7               85.8              -            87.6
                                                ----------------------------------------------------------------------------------

Interest charges                                         (54.2)           (16.3)             (67.5)          49.7           (88.3)
Other income and (deductions)                            (90.1)             0.2               11.3           36.8           (41.8)
                                                ----------------------------------------------------------------------------------
Total Other Income and (Deductions)                     (144.3)           (16.1)             (56.2)          86.5          (130.1)
                                                ----------------------------------------------------------------------------------
Income Taxes (Benefit)                                   (30.4)            (2.6)              19.3              -           (13.7)
                                                ----------------------------------------------------------------------------------
Earnings from Continuing Operations                     (115.8)            (9.8)              10.3           86.5           (28.8)
Discontinued Operations                                      -                -              (87.0)             -           (87.0)
                                                ----------------------------------------------------------------------------------
Net Income (Loss)                                     $ (115.8)         $  (9.8)           $ (76.7)        $ 86.5        $ (115.8)
                                                ==================================================================================
----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                               Statement of Income
-----------------------------------------------------------------------------------------------------------------------------------
                                                                         Nine Months Ended September 30, 2005
(In Millions of Dollars)                            Guarantor        KEDLI      Other Subsidiaries    Eliminations    Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
                                                 ----------------------------------------------------------------------------------
Revenues                                                 $   0.5        $ 916.1           $ 4,210.0       $   (0.5)     $  5,126.1
                                                 ----------------------------------------------------------------------------------
Operating Expenses
  Purchased gas                                                -          588.1             1,618.0              -         2,206.1
  Fuel and purchased power                                     -              -               546.9              -           546.9
  Operations and maintenance                                10.9           96.4             1,036.0              -         1,143.3
  Intercompany expense                                         -            3.7                (3.2)          (0.5)              -
  Depreciation and amortization                                -           59.1               236.7              -           295.8
  Operating taxes                                              -           47.8               255.2              -           303.0
                                                 ----------------------------------------------------------------------------------
Total Operating Expenses                                    10.9          795.1             3,689.6           (0.5)        4,495.1
                                                 ----------------------------------------------------------------------------------
 Income from equity investments                                -              -                12.5              -            12.5
Gain on Sale of Property                                       -              -                 1.2              -             1.2
                                                 ----------------------------------------------------------------------------------
Operating Income (Loss)                                    (10.4)         121.0               534.1              -           644.7
                                                 ----------------------------------------------------------------------------------

Interest charges                                          (104.8)         (46.1)              (64.9)          15.7          (200.1)
Other income and (deductions)                              364.8            3.2               (62.4)        (313.0)           (7.4)
                                                 ----------------------------------------------------------------------------------
Total Other Income and (Deductions)                        260.0          (42.9)             (127.3)        (297.3)         (207.5)
                                                 ----------------------------------------------------------------------------------
Income Taxes (Benefit)                                     (25.8)          28.2               157.6              -           160.0
                                                 ----------------------------------------------------------------------------------
                                                                                                                                 -
Earnings from Continuing Operations                        275.4           49.9               249.2         (297.3)          277.2
Discontinued Operations                                        -              -                (1.8)                          (1.8)
                                                 ----------------------------------------------------------------------------------
Net Income                                               $ 275.4        $  49.9           $   247.4       $ (297.3)     $    275.4
                                                 ==================================================================================
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                               Statement of Income
-----------------------------------------------------------------------------------------------------------------------------------
                                                                         Nine Months Ended September 30, 2004
(In Millions of Dollars)                             Guarantor         KEDLI      Other Subsidiaries  Eliminations    Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
                                                 ----------------------------------------------------------------------------------
Revenues                                                 $   0.4         $ 766.7          $ 3,997.2       $   (0.4)      $ 4,763.9
                                                 ----------------------------------------------------------------------------------
Operating Expenses
  Purchased gas                                                -           438.0            1,338.3              -         1,776.3
  Fuel and purchased power                                     -               -              408.0              -           408.0
  Operations and maintenance                                (3.0)           96.8            1,049.2              -         1,143.0
  Intercompany expense                                         -             4.1               (3.7)          (0.4)              -
  Depreciation and amortization                                -            62.1              405.3              -           467.4
  Operating taxes                                              -            47.8              254.3              -           302.1
                                                 ----------------------------------------------------------------------------------
Total Operating Expenses                                    (3.0)          648.8            3,451.4           (0.4)        4,096.8
                                                 ----------------------------------------------------------------------------------
Income from equity investments                                 -               -               30.3              -            30.3
                                                 ----------------------------------------------------------------------------------
Operating Income (Loss)                                      3.4           117.9              576.1              -           697.4
                                                 ----------------------------------------------------------------------------------

Interest charges                                          (161.0)          (47.0)            (208.4)         155.6          (260.8)
Other income and (deductions)                              380.2             0.7              192.8         (457.8)          115.9
                                                 ----------------------------------------------------------------------------------
Total Other Income and (Deductions)                        219.2           (46.3)             (15.6)        (302.2)         (144.9)
                                                 ----------------------------------------------------------------------------------

Income Taxes (Benefit)                                     (40.1)           22.4              220.9              -           203.2
                                                 ----------------------------------------------------------------------------------
Earnings from Continuing Operations                        262.7            49.2              339.6         (302.2)          349.3
Discontinued Operations                                        -               -              (86.6)             -           (86.6)
                                                 ----------------------------------------------------------------------------------
Net Income                                               $ 262.7         $  49.2          $   253.0       $ (302.2)      $   262.7
                                                 ==================================================================================
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Balance Sheet
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    September 30, 2005
                                                                                           Other          Elimina-       Consoli-
(In Millions of Dollars)                             Guarantor           KEDLI         Subsidiaries         tions         dated
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash & temporary cash investments                $    (5.7)       $     1.3         $     88.4       $        -      $     84.0
   Accounts receivable, net                               0.2            126.0              966.6                -         1,092.8
   Other current assets                                   2.7            421.2            1,352.7                -         1,776.6
   Assets of discontinued operations                        -                -                  -                -               -
                                           ----------------------------------------------------------------------------------------
                                                         (2.8)           548.5            2,407.7                -         2,953.4
                                           ----------------------------------------------------------------------------------------

Equity Investments                                    4,500.4              0.8              128.0         (4,386.2)          243.0
                                           ----------------------------------------------------------------------------------------
Property
   Property, Plant and Equipment                                       2,070.8            8,139.0                -        10,209.8
   Accumulated depreciation and depletion                   -           (402.3)          (2,579.7)               -        (2,982.0)
   Property of discontinued operations                      -                -                  -                -               -
                                           ----------------------------------------------------------------------------------------
                                                            -          1,668.5            5,559.3                -         7,227.8
                                           ----------------------------------------------------------------------------------------

Intercompany Accounts Receivable                      2,334.5             32.3               75.2         (2,442.0)              -
                                                            -
Deferred Charges                                        472.9            247.9            2,169.3                -         2,890.1

                                           ----------------------------------------------------------------------------------------
Total Assets                                        $ 7,305.0        $ 2,498.0         $ 10,339.5       $ (6,828.2)     $ 13,314.3
                                           ========================================================================================

LIABILITIES AND CAPITALIZATION
Current Liabilities
   Accounts payable                                 $    28.2        $   248.3         $    479.8       $        -      $    756.3
   Commercial paper                                     320.0                -                  -                -           320.0
   Other current liabilities                            145.0             27.1              460.5                -           632.6
   Liabilities of discontinued operations                   -                -                  -                -               -
                                           ----------------------------------------------------------------------------------------
                                                        493.2            275.4              940.3                -         1,708.9
                                           ----------------------------------------------------------------------------------------
Intercompany Accounts Payable                           (62.0)            99.6              890.6           (928.2)              -
                                           ----------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
Deferred income tax                                      16.8            362.6              750.9                -         1,130.3
Other deferred credits and liabilities                  558.9            244.0            1,354.9                -         2,157.8
                                           ----------------------------------------------------------------------------------------
                                                        575.7            606.6            2,105.8                -         3,288.1
                                           ----------------------------------------------------------------------------------------
Capitalization
Common shareholders' equity                           4,448.2            865.5            3,460.1         (4,386.2)        4,387.6
Long-term debt                                        1,849.9            650.9            2,927.5         (1,513.8)        3,914.5
                                           ----------------------------------------------------------------------------------------
Total Capitalization                                  6,298.1          1,516.4            6,387.6         (5,900.0)        8,302.1
                                           ----------------------------------------------------------------------------------------
Minority Interest in Subsidiary Companies                   -                -               15.2                -            15.2
                                           ----------------------------------------------------------------------------------------
Total Liabilities & Capitalization                  $ 7,305.0        $ 2,498.0         $ 10,339.5       $ (6,828.2)     $ 13,314.3
                                           ========================================================================================
-----------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Balance Sheet
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  December 31, 2004
                                                                                       Other            Elimina-          Consoli-
(In Millions of Dollars)                           Guarantor          KEDLI         Subsidiaries          tions             dated
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash & temporary cash investments              $   580.7       $    (0.9)          $    342.2       $        -        $    922.0
   Accounts receivable, net                             0.8           223.6              1,087.1                -           1,311.5
   Other current assets                                 4.5           146.5                658.9                -             809.9
   Assets of discontinued operations                      -               -                 42.9                -              42.9
                                            ----------------------------------------------------------------------------------------
                                                      586.0           369.2              2,131.1                -           3,086.3
                                            ----------------------------------------------------------------------------------------

Investments and Other                               4,567.3             2.0                169.1         (4,465.5)            272.9
                                            ----------------------------------------------------------------------------------------
Property
   Gas                                                    -         1,998.5              4,872.7                -           6,871.2
   Other                                                  -               -              2,987.8                -           2,987.8
   Accumulated depreciation and depletion                 -          (334.4)            (2,465.4)               -          (2,799.8)
   Property of discontinued operations                    -               -                  8.7                -               8.7
                                            ----------------------------------------------------------------------------------------
                                                          -         1,664.1              5,403.8                -           7,067.9
                                            ----------------------------------------------------------------------------------------

Intercompany Accounts Receivable                    2,485.7               -              1,292.2         (3,777.9)                -

Deferred Charges                                      381.3           221.4              2,333.2                -           2,935.9

                                            ----------------------------------------------------------------------------------------
Total Assets                                      $ 8,020.3       $ 2,256.7           $ 11,329.4       $ (8,243.4)       $ 13,363.0
                                            ========================================================================================

LIABILITIES AND CAPITALIZATION
Current Liabilities
   Accounts payable                               $    48.4       $   111.6           $    745.5       $        -        $    905.5
   Commercial paper                                   912.2               -                    -                -             912.2
   Other current liabilities                          294.7           167.2                (56.5)               -             405.4
   Liabilities of discontiuned operations                 -               -                 64.2                -              64.2
                                            ----------------------------------------------------------------------------------------
                                                    1,255.3           278.8                753.2                -           2,287.3
                                            ----------------------------------------------------------------------------------------
Intercompany Accounts Payable                             -           101.3              2,147.8         (2,249.1)                -
                                            ----------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
Deferred income tax                                   (83.2)          298.1                909.2                -           1,124.1
Other deferred credits and liabilities                534.5           112.0                958.3                -           1,604.8
                                            ----------------------------------------------------------------------------------------
                                                      451.3           410.1              1,867.5                -           2,728.9
                                            ----------------------------------------------------------------------------------------
Capitalization
Common shareholders' equity                         3,940.5           815.6              3,604.2         (4,465.5)          3,894.8
Preferred stock                                        19.7               -                    -                -              19.7
Long-term debt                                      2,353.5           650.9              2,943.1         (1,528.8)          4,418.7
                                            ----------------------------------------------------------------------------------------
Total Capitalization                                6,313.7         1,466.5              6,547.3         (5,994.3)          8,333.2
                                            ----------------------------------------------------------------------------------------
Minority Interest in Subsidiary Companies                 -               -                 13.6                -              13.6
                                            ----------------------------------------------------------------------------------------
Total Liabilities & Capitalization                $ 8,020.3       $ 2,256.7           $ 11,329.4       $ (8,243.4)       $ 13,363.0
                                            ========================================================================================
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Statement of Cash Flows
------------------------------------------------------------------------------------------------------------------------------------
                                                                                Nine Months Ended September 30, 2005
                                                         ---------------------------------------------------------------------------
                                                                                                         Other
(In Millions of Dollars)                                            Guarantor          KEDLI          Subsidiaries     Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net Cash Provided by (Used in )Operating Activities                 $ (326.2)         $ 156.7            $  641.6          $  472.1
                                                         ---------------------------------------------------------------------------
Investing Activities
   Capital expenditures                                                    -            (70.9)             (301.2)           (372.1)
   Cost of removal                                                                       (1.6)               (9.2)            (10.8)
   Proceeds from sale of property and investments                          -             (2.1)               49.0              46.9
   Derivative margin calls                                                 -                -               (63.3)            (63.3)
                                                         ---------------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities                        -            (74.6)             (324.7)           (399.3)
                                                         ---------------------------------------------------------------------------
Financing Activities
   Treasury stock issued                                                41.0                -                   -              41.0
   Payment of debt, net                                             (1,092.2)               -               (15.1)         (1,107.3)
   Redemption of preferred stock                                       (75.0)               -                   -             (75.0)
   Common and preferred stock dividends paid                          (229.1)               -                   -            (229.1)
   MEDs equity conversion                                              460.0                -                   -             460.0
   Intercompany dividend payments                                      317.0                -              (317.0)                -
   Other                                                                (2.4)               -                16.4              14.0
   Net intercompany accounts                                           304.0            (80.0)             (224.0)                -
                                                                                                                                  -
                                                         ---------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities                   (276.7)           (80.0)             (539.7)           (896.4)
                                                         ---------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                $ (602.9)         $   2.1            $ (222.8)         $ (823.6)
Net Cash Flow from Discontinued Operations                                 -                -               (14.4)            (14.4)
Cash and Cash Equivalents at Beginning of Period                       580.7             (0.9)              342.2             922.0
                                                         ---------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                          $  (22.2)         $   1.2            $  105.0          $   84.0
                                                         ===========================================================================
------------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
Statement of Cash Flows
-------------------------------------------------------------------------------------------------------------------------------
                                                                                Nine Months Ended September 30, 2004
                                                         ----------------------------------------------------------------------
                                                                                                    Other
(In Millions of Dollars)                                          Guarantor           KEDLI      Subsidiaries     Consolidated
-------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net Cash Provided by (Used in) Operating Activities               $ (154.5)         $ 198.6           $ 731.2          $ 775.3
                                                         ----------------------------------------------------------------------
Investing Activities
  Capital expenditures                                                   -            (76.3)           (483.0)          (559.3)
  Cost of removal                                                        -             (4.7)            (16.5)           (21.2)
  Proceeds from sale of property and investments                         -                -             525.2            525.2
                                                         ----------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities                      -            (81.0)             25.7            (55.3)
                                                         ----------------------------------------------------------------------
Financing Activities
   Treasury stock issued                                              24.3                -                 -             24.3
   Payment of debt, net                                             (589.4)               -            (187.8)          (777.2)
   Common and preferred stock dividends paid                        (218.4)               -                 -           (218.4)
   Proceeds from sale/leaseback transaction                              -                -             383.7            383.7
   Redemption of preferred stock                                      (8.5)                                 -             (8.5)
   Gain on settlement of treasury lock                                12.7                                  -             12.7
   Other                                                               3.9                -              13.2             17.1
   Net intercompany accounts                                         906.6           (117.1)           (789.5)               -
                                                                                                                             -
                                                         ----------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities                  131.2           (117.1)           (580.4)          (566.3)
                                                         ----------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                 (23.3)             0.5             176.5            153.7
Net Cash Flow from Discontinued Operations                               -                -               4.3              4.3
Cash and Cash Equivalents at Beginning of Period                      97.6              1.5             104.2            203.3
                                                         ----------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                          $ 74.3            $ 2.0           $ 285.0          $ 361.3
                                                         ======================================================================
-------------------------------------------------------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary of Results

The following is a summary of transactions affecting comparative earnings for the three and nine months ended September 30, 2005, compared to the three and nine months ended September 30, 2004. Capitalized terms used in the following discussion, but not otherwise defined, have the same meaning as when used in the Notes to the Consolidated Financial Statements included under Item 1. References to "KeySpan," "we," "us," and "our" mean KeySpan Corporation, together with its consolidated subsidiaries.

The table below summarizes the KeySpan's earnings for the periods indicated.

------------------------------------------------------------------------------------------------------------------------------------
                                     Three Months Ended        Three Months Ended       Nine Months Ended        Nine Months Ended
(In Millions of Dollars,             September 30, 2005       September 30, 2004       September 30, 2005        September 30, 2004
   Except Per Share Amounts)        Earnings        E.P.S.    Earnings       E.P.S.     Earnings      E.P.S.     Earnings     E.P.S.
------------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing
 operations, less preferred stock
 dividends                          $ 22.6         $ 0.13    $ (30.1)      $ (0.19)   $ 275.0       $  1.63     $345.0       $ 2.15
Discontinued operations                  -              -      (87.0)        (0.54)      (1.8)        (0.01)     (86.6)       (0.54)
------------------------------------------------------------------------------------------------------------------------------------
Earnings (Loss) for Common Stock    $ 22.6         $ 0.13    $(117.1)      $ (0.73)   $ 273.2       $  1.62     $258.4       $ 1.61
------------------------------------------------------------------------------------------------------------------------------------

Components of Continuing Operations
   Core operations                  $ 22.6         $ 0.13    $   4.9       $  0.03    $ 281.8       $  1.67     $248.6       $ 1.55
   Ceiling test write-down               -              -          -             -          -             -      (31.1)       (0.19)
   Debt redemption costs                 -              -      (29.3)        (0.18)      (6.8)        (0.04)     (29.3)       (0.18)
   Impairment charges                    -              -      (12.6)        (0.08)         -             -      (12.6)       (0.08)
   Non-core operations                   -              -        6.9          0.04          -             -       53.3         0.33
   Asset sales                           -              -          -             -          -             -      116.1         0.72
------------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing
 operations, less preferred stock
 dividends                          $22.6          $ 0.13    $ (30.1)      $ (0.19)   $ 275.0       $  1.63     $345.0       $ 2.15
------------------------------------------------------------------------------------------------------------------------------------


Earnings from Continuing Operations

KeySpan's earnings from continuing operations, less preferred stock dividends for the three months ended September 30, 2005 were $22.6 million, or $0.13 per share, compared to a loss of $30.1 million or $0.19 per share incurred during the corresponding quarter last year. KeySpan's earnings from continuing operations, less preferred stock dividends for the nine months ended September 30, 2005 were $275.0 million, or $1.63 per share, compared to $345.0 million or $2.15 per share realized during the same period last year. KeySpan's financial results for all periods reflect the following items that had a significant impact on comparative results: (i) asset sales of non-core subsidiaries recorded in 2004 and their respective results for 2004; (ii) impairment charges recorded in 2004; and (iii) debt redemption charges recorded in 2005 and 2004.

For the first five months of 2004, KeySpan's non-core subsidiaries included its 55% equity ownership interest in The Houston Exploration Company ("Houston Exploration"), an independent natural gas and oil exploration company based in Houston, Texas. Further, for the first three months of 2004, KeySpan also held an approximate 61% investment in certain midstream natural gas assets in Western Canada through KeySpan Energy Canada Partnership ("KeySpan Canada").

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

The operations of Houston Exploration were fully consolidated in KeySpan's Consolidated Financial Statements during the first five months of 2004 and KeySpan Canada's operations were fully consolidated during the first three months of 2004. The operations of these companies were accounted for on the equity method of accounting after the respective stock transactions reduced our ownership interest in these companies to below 50%. During the three and nine months ended September 30, 2004, KeySpan's share of the combined earnings of Houston Exploration and KeySpan Canada, including the gains from the stock transactions, were $6.9 million or $0.04 per share, and $169.4 million, or $1.05 per share, respectively. KeySpan sold its remaining ownership interest in these non-core operations in the fourth quarter of 2004.

KeySpan recorded two significant impairment charges during the nine months ended September 30, 2004 (a goodwill impairment charge recorded in the Energy Services segment and a ceiling test write-down associated with our gas exploration and production activities) that resulted in after-tax charges to continuing operations of $12.6 million, or $0.08 per share for the three months ended September 30, 2004 and $43.7 million, or $0.27 per share for the nine months ended September 30, 2004.

In the third quarter of 2004, the Energy Services segment recorded an after-tax non-cash goodwill impairment charge of $12.6 million, or $0.08 per share in continuing operations as a result of an evaluation of the carrying value of goodwill recorded in this segment. That evaluation resulted in a total impairment charge of $90.4 million after-tax, or $0.56 per share - $12.6 million of this charge is attributable to continuing operations, while the remaining $77.8 million, or $0.48 per share, was reflected in discontinued operations. (See the discussion below under the caption "Earnings Available for Common Stock" for additional details on discontinued operations.)

Also, KeySpan's wholly owned gas exploration and production subsidiaries that have remained with KeySpan after the Houston Exploration transaction, recorded a non-cash impairment charge of $48.2 million ($31.1 million after-tax, or $0.19 per share) to recognize the reduced valuation of proved reserves which is reflected in the nine months ended September 30, 2004.

On January 14, 2005 KeySpan redeemed $500 million 6.15% Series notes due 2006. KeySpan incurred $20.9 million in call premiums and wrote-off $1.3 million of previously deferred financing costs. Further, KeySpan accelerated the amortization of approximately $11.2 million of previously unamortized gains associated with an interest rate swap on these bonds. The accelerated amortization of the interest rate swap and the write-off of previously deferred financing costs were recorded to interest expense on the Consolidated Statement of Income. The net after-tax charge associated with this transaction was $6.8 million, or $0.04 per share.

In August 2004, KeySpan redeemed approximately $758 million of outstanding long-term debt. KeySpan incurred $54.5 million in call premiums associated with this redemption, of which $45.9 was expensed and recorded in other income and deductions on the Consolidated Statement of Income. The remaining amount of the call premiums were deferred for future recovery. Further, KeySpan wrote-off $8.2 million of previously deferred financing costs which have been reflected in interest expense. The total after-tax expense of the debt redemption was $29.3 million or $0.18 per share.

The net impact of the above mentioned items resulted in a decrease to earnings from continuing operations of $35.0 million, or $0.22 per share for the third quarter of 2004. For the nine months ended September 30, 2005 the net impact of the above mentioned items resulted in a decrease to earnings from continuing operations of $6.8 million, or $0.04 per share compared to gain of $96.4 million or $0.60 per share for the same period of 2004.

The remaining item impacting comparative earnings from continuing operations is KeySpan's core operations. As indicated in the above table, KeySpan's earnings from core operations increased $17.7 million or $0.10 per share in the third quarter of 2005, primarily reflecting higher earnings from our electric services operations as well as lower interest charges, offset by lower earnings from our gas distribution operations. Electric services operations reflect the favorable results from an increase in net electric revenues principally as a result of improved pricing due, in part, to the warm weather during the third quarter of 2005.

The decrease in interest expense resulted from the benefits attributable to lower outstanding debt resulting from debt redemptions in 2004 and the first quarter of 2005, as well as from the sale of Houston Exploration and KeySpan Canada. Gas distribution results were impacted by higher operating expenses, primarily due to an increase in the provision for uncollectible accounts as a result of increasing gas costs and the adverse impact from recent collection experience, as well as from an increase in property taxes.

For the nine months ended September 30, 2005, KeySpan's earnings from core operations, less preferred stock dividends, increased $33.2 million, or $0.12 per share compared to the same period of 2004, primarily reflecting higher earnings from the Electric Services segment, improved results from the Energy Services segment, and a decrease in interest charges. As noted, KeySpan's electric services operations benefited from higher pricing due, in part, to the warm summer weather. Lower operating losses were incurred at the Energy Services segment as a result of lower operating expenses. These favorable results were somewhat offset by a decrease in operating income from KeySpan's gas distribution operations as a result of higher operating expenses, primarily due to an increase in the provision for uncollectible accounts as a result of increasing gas costs and the adverse impact from recent collection experience, as well as from an increase in property taxes.

The full benefit of the favorable operating results of the Electric Services and Energy Services segments, as well the decrease in interest charges was also mitigated by the higher level of common shares outstanding. On May 16, 2005, KeySpan issued 12.1 million shares of common stock upon the conversion of the MEDs Equity Units. The dilutive effect of this issuance on earnings per share for the nine months ended September 30, 2005, was approximately $0.07. (See Note 9 to the Consolidated Financial Statements "Long-term Debt and Commercial Paper" for additional details on the MEDs Equity Units.)

Earnings Available for Common Stock

Earnings available for common stock also include losses from discontinued operations. For all periods, we have reclassified the operations of KeySpan's former mechanical contracting subsidiaries as discontinued operations because these companies were discontinued in the fourth quarter of 2004 and sold in early 2005. In the fourth quarter of 2004, KeySpan's investment in its mechanical contracting subsidiaries was written-down to fair value. During the nine months ended September 30, 2005, operating losses amounting to $4.1 million after-tax were incurred through the dates of sale of these companies, including, but not limited to, costs incurred for employee related benefits. Partially offsetting these losses was a gain of $2.3 million associated with the related divestitures, reflecting the difference between the fair value estimates and the financial impact of the actual sale transactions. The net income impact of the operating losses and the disposal gain was a loss of $1.8 million, or $0.01 per share for the nine months ended September 30, 2005.

As noted, in the third quarter of 2004, KeySpan conducted an evaluation of the carrying value of its investments in the Energy Services segment. As a result of this evaluation, KeySpan recorded a loss in discontinued operations of $87.0 million, or $0.54 per share. This loss reflects the $77.8 million after-tax impairment charges to reflect a reduction to the carrying value of assets associated with mechanical contracting activities and operating losses of $9.2 million. For the nine months ended September 30, 2005, KeySpan recorded a loss in discontinued operations of $86.6 million, or $0.54 per share. This loss reflects the $77.8 million after-tax impairment charges and operating losses of $8.8 million.

See the discussion under the caption "Review of Operating Segments" for additional details on KeySpan's operating results.

Consolidated Review of Results

Operating income by segment, as well as consolidated earnings for common stock is set forth in the following table for the periods indicated.

--------------------------------------------------------------------------------------------------------------------------------
(In Millions of Dollars, Except per Share)
--------------------------------------------------------------------------------------------------------------------------------
                                                   Three Months Ended September 30,              Nine Months Ended September 30,
                                                       2005                   2004                 2005                   2004
--------------------------------------------------------------------------------------------------------------------------------
Gas Distribution                                    $ (45.5)               $  (23.6)            $ 376.8                 $ 391.1
Electric Services                                     149.6                   111.2               266.3                   226.3
Energy Services -
   Operations                                          (1.1)                   (4.9)               (6.7)                  (28.4)
   Goodwill impairment charge                             -                   (14.4)                  -                   (14.4)
Energy Investments -
   Operations of entities sold                            -                    11.2                   -                   143.1
   Operations of remaining entities                     4.7                     5.2                16.6                    13.4
   Ceiling test write-down                                -                       -                   -                   (48.2)
Eliminations and other                                 (4.9)                    2.9                (8.3)                   14.5
--------------------------------------------------------------------------------------------------------------------------------
Operating Income                                      102.8                    87.6               644.7                   697.4
--------------------------------------------------------------------------------------------------------------------------------
Other Income and (Deductions)
   Interest charges                                   (67.4)                  (88.3)             (200.1)                 (260.8)
   Gain on sale of investments                            -                       -                 4.1                   172.9
   Cost of debt redemption                                -                   (45.9)              (20.9)                  (45.9)
   Minority interest                                   (0.2)                      -                (0.3)                  (37.0)
   Other income and (deductions)                       (3.6)                    4.1                 9.7                    25.9
--------------------------------------------------------------------------------------------------------------------------------
                                                      (71.2)                 (130.1)             (207.5)                 (144.9)
--------------------------------------------------------------------------------------------------------------------------------
Income taxes                                            9.0                   (13.7)              160.0                   203.2
--------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations             22.6                   (28.8)              277.2                   349.3
Discontinued operations                                   -                   (87.0)               (1.8)                  (86.6)
--------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                       22.6                  (115.8)              275.4                   262.7
Preferred stock dividend requirements                     -                     1.3                 2.2                     4.3
--------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) for Common Stock                    $  22.6                $ (117.1)            $ 273.2                 $ 258.4
--------------------------------------------------------------------------------------------------------------------------------
Basic Earnings (Loss) per Share
   Continuing operations, less preferred
      stock dividends                               $  0.13                $  (0.19)            $  1.63                 $  2.15
   Discontinued operations                                -                   (0.54)              (0.01)                  (0.54)
--------------------------------------------------------------------------------------------------------------------------------
                                                    $  0.13                $  (0.73)            $  1.62                 $  1.61
--------------------------------------------------------------------------------------------------------------------------------

As indicated in the above table, operating income increased $15.2 million, or 17%, for the third quarter of 2005, compared to the third quarter of last year. The comparative operating results reflect the following two items that had a significant impact on results: (i) operating results of non-core subsidiaries recorded in 2004; and (ii) a goodwill impairment charge recorded in 2004. As noted earlier, during 2004 KeySpan held equity ownership interests in Houston Exploration and KeySpan Canada. For the three months ended September 30, 2004, KeySpan's share of the combined operating income of Houston Exploration and KeySpan Canada was $11.2 million. KeySpan sold its ownership interest in these non-core operations in the fourth quarter of 2004. Also as noted earlier, in the third quarter of 2004 the Energy Services segment recorded a $14.4 million non-cash goodwill impairment charge ($12.6 million, or $0.08 per share after-tax) in continuing operations as a result of an evaluation of the carrying value of goodwill recorded in this segment. The combined impact of these two items was a reduction to operating income in the third quarter of 2004 of $3.2 million. KeySpan's core businesses, therefore, posted an increase in operating income of $12 million for the third quarter of 2005 compared to the third quarter of 2004 primarily reflecting an increase of $38.4 million in the Electric Services segment partially offset by a $21.9 million decrease in the Gas Distribution segment. As mentioned, the favorable results from KeySpan's electric services operations were due to an increase in net electric revenues as a result of higher electric prices that were due, in part, to the warm weather during the third quarter of 2005. Gas distribution results, however, were adversely impacted by higher operating expenses, primarily due to an increase in the provision for uncollectible accounts, as well as from an increase in property taxes.

For the nine months ended September 30, 2005, operating income decreased $52.7 million, or 8% compared to the nine months ended September 30, 2004. Similar to the analyses of the quarterly results, the comparative operating results for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004 reflect, in part,: (i) operating results of non-core subsidiaries recorded in 2004; and (ii) the non-cash impairment charges recorded in 2004. For the nine months ended September 30, 2004, the combined operating income of Houston Exploration and KeySpan Canada was $143.1 million. Offsetting this income, to some extent was the non-cash impairment charge of $48.2 million recorded in June 2004 to recognize the reduced valuation of proved reserves as previously noted. Also as noted, in the third quarter of 2004, the Energy Services segment recorded a $14.4 million non-cash goodwill impairment charge. The combined impact of these items was a benefit to operating income in the nine months ended September 30, 2004 of $80.5 million.

KeySpan's core businesses, therefore, posted an increase in operating income of $27.8 million for the nine months ended September 30, 2005 compared to the corresponding period of 2004 primarily reflecting an increase of $40 million in the Electric Services segment partially offset by a $14.3 million decrease in the Gas Distribution segment. As mentioned, the favorable results from KeySpan's electric services operations reflect an increase in net electric revenues due to higher electric prices partially as a result of warm weather during the third quarter of 2005. Gas distribution results, however, were adversely impacted by higher operating expenses, primarily due to an increase in the provision for uncollectible accounts receivable, as well as from an increase in property taxes. (See the discussion under the caption "Review of Operating Segments" for further details on each segment.)

Other income and (deductions) reflects interest charges, costs associated with debt redemptions, income from subsidiary stock transactions, minority interest charges and other miscellaneous items. For the third quarter of 2005 other income and deductions reflects an expense of $71.2 million compared to an expense of $130.1 million for the third quarter of 2004. This favorable variation of $58.9 million is due to lower interest charges of $20.9 million or

24%, as well as to debt redemption costs recorded in 2004. As noted earlier, in August 2004 KeySpan redeemed approximately $758 million of outstanding long-term debt and incurred $54.5 million in call premiums associated with this redemption, of which $45.9 million was expensed and recorded in other income and (deductions) on the Consolidated Statement of Income. The remaining amount of the call premiums was deferred for future recovery. Further, KeySpan wrote-off $8.2 million of previously deferred financing costs which have been reflected in interest expense. Other income and (deductions) for the third quarter of 2005 also reflects a $8.5 million non-cash loss associated with the fair value of outstanding derivative financial instruments that do not qualify for hedge accounting treatment. (See Note 4 to the Consolidated Financial Statements, "Hedging and Derivative Financial Instruments" for additional details on the non-cash loss associated with the derivative financial instruments.)

For the nine months ended September 30, 2005 other income and (deductions) reflects an expense of $207.5 million compared to an expense of $144.9 million for the nine months ended September 30, 2004. This unfavorable variation of $62.6 is due to significantly smaller gains from asset sales recorded in 2005 compared to 2004, offset by a decrease in interest charges, lower debt redemption costs and the absence of minority interest charges. In the first quarter of 2005, KeySpan sold its 50% interest in Premier Transmission Limited ("PTL"), a gas pipeline from southwest Scotland to Northern Ireland and realized cash proceeds of approximately $48.1 million. In the fourth quarter of 2004, KeySpan recorded a pre-tax non-cash impairment charge of $26.5 million reflecting the difference between the anticipated cash proceeds from the sale of PTL compared to its carrying value. The final sale of PTL resulted in a pre-tax gain of $4.1 million reflecting the difference from earlier estimates and what was recorded in the first quarter of 2005.

For the nine months ended September 30, 2004, KeySpan realized $172.9 million from subsidiary stock transactions. As noted earlier, in June 2004, KeySpan exchanged 10.8 million shares of common stock of Houston Exploration for 100% of the stock of Seneca-Upshur, previously a wholly owned subsidiary of Houston Exploration. The net gain on the share exchange less deferred tax provisions was $150.1 million ($106 million after-tax, or $0.66 per share). Further, in April 2004, KeySpan sold 35.91% of its interest in KeySpan Canada that resulted in a gain of $22.8 million ($10.1 million after-tax, or $0.06 per share).

Interest expense decreased $60.7 million, or 23%, for the nine months ended September 30, 2005, compared to the same period of 2004, reflecting the benefits attributable to lower outstanding debt resulting from recent debt redemptions, as well as the sale of Houston Exploration and KeySpan Canada. At September 30, 2005, KeySpan had $3.9 billion of long-term debt outstanding compared to $5.2 billion outstanding at September 30, 2004.

In addition, on January 14, 2005, KeySpan redeemed $500 million 6.15% Series notes due 2006. KeySpan incurred $20.9 million in call premiums and wrote-off $1.3 million of previously deferred financing costs. Further, KeySpan accelerated the amortization of approximately $11.2 million of previously unamortized benefits associated with an interest rate swap on these bonds. The accelerated amortization of the interest rate swap and the write-off of previously deferred financing costs reduced interest expense in 2005 by $9.9 million. As previously noted, in 2004 KeySpan wrote-off $8.2 million of previously deferred financing costs associated with debt redemptions. Therefore, the net impact of the 2005 and 2004 debt redemptions lowered comparative interest expense by $18.1 million.

Further, as noted, the call premium associated with the 2005 debt redemption was
$20.9  million  compared  to  $45.9  million   associated  with  the  2004  debt
redemption.

Other income and (deductions) for the nine months ended September 30, 2005, also reflects a $4.8 million non-cash loss associated with the fair value of outstanding derivative financial instruments that do not qualify for hedge accounting treatment. For the nine months ended September 30, 2004 other income and (deductions) also reflects a $12.6 million gain recorded on the settlement of a derivative financial instrument entered into in connection with the sale/leaseback transaction associated with the Ravenswood Expansion. Finally, other income and (deductions) includes the effects of minority interest of $37.0 million for the nine months ended September 30, 2004 related to our previous majority ownership interests in Houston Exploration and KeySpan Canada.)

Income tax expense for all periods of 2005 and 2004 generally reflects the level of pre-tax income. Further, income tax expense for the nine months ended September 30, 2004, reflects the beneficial tax treatment afforded the stock transaction with Houston Exploration, as well as a $6.0 million benefit from a revised appraisal associated with property that was disposed of in 2003.

Earnings from continuing operations for the three months ended September 30, 2005 increased $51.4 million compared to the same period last year, reflecting the items previously noted - primarily higher operating income associated with electric service operations, a decrease in interest charges and debt redemption costs, offset by lower operating income from gas distribution operations. The increase in earnings available for common stock of $139.7 million, or $0.86 per share, also reflects losses of $87.0 million incurred in 2004 from discontinued operations.

Earnings from continuing operations for the nine months ended September 30, 2005 decreased $72.1 million compared to the corresponding period in 2004, reflecting the items previously noted - the impact from the sale of Houston Exploration and KeySpan Canada in 2004 and lower earnings from our gas distribution operations, partially offset by higher earnings from our electric services operations, a decrease in interest charges and debt redemption costs, and the absence of non-cash impairment charges recorded in 2004. However, earnings available for common stock increased $14.8 million, or $0.01 per share reflecting losses of $86.6 million incurred in 2004 from discontinued operations.

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

The table below highlights certain significant financial data and operating statistics for the Gas Distribution segment for the periods indicated.

------------------------------------------------------------------------------------------------------------------------------
                                                      Three Months Ended September 30,         Nine Months Ended September 30,
(In Millions of Dollars)                                    2005                2004                 2005               2004
------------------------------------------------------------------------------------------------------------------------------
Revenues                                                 $  629.6            $  419.2            $ 3,476.1          $ 3,023.4
Cost of gas                                                 399.8               186.6              2,214.9            1,776.3
Revenue taxes                                                 7.8                 7.2                 43.0               52.3
------------------------------------------------------------------------------------------------------------------------------
Net Revenues                                                222.0               225.4              1,218.2            1,194.8
------------------------------------------------------------------------------------------------------------------------------
Operating Expenses
   Operations and maintenance                               162.9               148.8                519.8              489.4
   Depreciation and amortization                             63.5                63.4                207.4              207.1
   Operating taxes                                           41.1                36.8                114.2              107.2
------------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                    267.5               249.0                841.4              803.7
------------------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                                  $  (45.5)           $  (23.6)           $   376.8          $   391.1
------------------------------------------------------------------------------------------------------------------------------
Firm gas sales and transportation (MDTH)                   28,020              26,576              228,260            229,360
Transportation - Electric Generation (MDTH)                 9,756              13,304               21,188             26,077
Other Sales (MDTH)                                         47,937              30,454              142,398            111,123
Warmer (Colder) than Normal - New York                        N/A                 N/A                (2.5%)               (3%)
Warmer (Colder) than Normal - New England                     N/A                 N/A               (11.5%)               (9%)
------------------------------------------------------------------------------------------------------------------------------

A MDTH is 10,000 therms (British Thermal Units) and reflects the heating content of approximately one million cubic feet of gas. A therm reflects the heating content of approximately 100 cubic feet of gas. One billion cubic feet (BCF) of gas equals approximately 1,000 MDTH.

Executive Summary

The Gas Distribution segment incurred a seasonal operating loss of $45.5 million in the third quarter of 2005 compared to loss of $23.6 million incurred last year. The decrease in comparative operating results of $21.9 million primarily reflects higher operating expenses of $18.5 million. The increase in operating expenses was mainly due to an increase in the provision for uncollectible accounts as a result of higher gas costs and the adverse impact from recent collection experience, as well as from higher property taxes.

Operating income decreased $14.3 million for the nine months ended September 30, 2005 compared to the same period last year, again due to higher operating expenses. Operating expenses increased $37.7 million reflecting an increase in the provision for uncollectible accounts, as well as higher property taxes. Partially offsetting the higher operating expenses was an increase of $23.4 million in net gas revenues (revenues less the cost of gas and associated revenue taxes) resulting from customer additions and oil-to-gas conversions in our firm gas sales market, as well as from higher net gas revenues in our large-volume heating markets.

Net Revenues

Net gas revenues from our gas distribution operations increased by $23.4 million, or 2%, for the nine months ended September 30, 2005 compared to the same period last year. Net gas revenues benefited from customer additions and oil-to-gas conversions in our firm gas sales market (residential, commercial and industrial customers), as well as from higher net gas revenues in our large-volume heating and interruptible (non-firm) markets. As measured in heating degree days, weather for the nine months ended September 30, 2005 in our New York and New England service territories was approximately 2.5% and 11.5% colder than normal, respectively. Compared to last year, weather was approximately 1.6% warmer than last year in KeySpan's New York service territory, but 2.3% colder than last year in KeySpan's New England service territory.

Net revenues from firm gas customers increased $6.1 million for the nine months ended September 30, 2005 compared to the same period last year. Customer additions and oil-to-gas conversions, net of attrition and conservation, added $11.9 million to net gas revenues. Further, we realized a benefit of $3.5 million as a result of the Boston Gas Company's Performance Based Rate Plan (the "Plan") that was approved by the Massachusetts Department of Telecommunications and Energy ("MADTE") in 2003. The Plan provides for firm gas sales rates to be adjusted each year based on an inflation factor offset by a productivity factor. (See the caption under "Regulation and Rate Matters" for further information regarding the rate filing.)

Offsetting, to some extent, the beneficial impact of the customer additions and oil-to-gas conversions was the adverse impact to comparative net gas revenues from the additional billing day last year due to the leap year. In 2004, KeySpan realized $5.9 million in additional net gas revenues from the additional billing day. Further, KeySpan earned $8.9 million less in regulatory incentives for the nine months ended September 30, 2005 compared to the same period last year.

Also included in net revenues is the recovery of certain regulatory items and certain taxes that combined added $5.1 million to net revenues. However, the recovery of these items through revenues does not impact net income since we expense a similar amount as amortization charges and income taxes, as appropriate on the Consolidated Statement of Income. Firm gas distribution rates for KEDNY, KEDLI and KEDNE in 2005, other than for the recovery of gas costs and as noted, have remained substantially unchanged from rates charged in 2004.

KEDNY and KEDLI each operate under a utility tariff that contains a weather normalization adjustment that significantly offsets variations in firm net revenues due to fluctuations in normal weather. However, the gas distribution operations of our New England based subsidiaries do not have a weather normalization adjustment. To mitigate the effect of fluctuations in normal weather patterns on KEDNE's results of operations and cash flows, weather derivatives were in place for the 2004/2005 winter heating season. These financial derivatives afforded KeySpan some protection against warmer than normal weather. As a result of the weather normalization adjustments and financial weather derivatives, weather had an immaterial impact on comparative net gas revenues. (See Note 4 to the Consolidated Financial Statements "Hedging and Derivative Financial Instruments" for further information on derivative transactions.)

In our large-volume heating and interruptible (non-firm) markets, which include large apartment houses, government buildings and schools, gas service is provided under rates that are designed to compete with prices of alternative fuel, including No. 2 and No. 6 grade heating oil. These "dual-fuel" customers can consume either natural gas or fuel oil for heating purposes. Net revenues in these markets increased $17.3 million during the nine months ended September 30, 2005, compared to the same period last year, primarily reflecting higher pricing. Further, since weather during January 2004 was significantly colder than normal, KeySpan discontinued sales service to a segment of its dual-fuel customers for a number of days during the month, as permitted under its tariff, to ensure reliable service to firm customers. The majority of interruptible profits earned by KEDNE and KEDLI are returned to firm customers as an offset to gas costs.

Firm Sales, Transportation and Other Quantities

Firm gas sales and transportation quantities for the nine months ended September 30, 2005 decreased slightly from the same period of 2004. Net revenues are not affected by customers opting to purchase their gas supply from other sources, since delivery rates charged to transportation customers generally are the same as delivery rates charged to full sales service customers. Transportation quantities related to electric generation reflect the transportation of gas to our electric generating facilities located on Long Island. Net revenues from transportation services are not material.

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

Purchased Gas for Resale

The increase in gas costs for the nine months ended September 30, 2005, compared to the same period of 2004, of $438.6 million, or 25%, reflects an increase of 12% in the price per dekatherm of gas purchased for firm gas sales customers, as well as an increase in the quantity of gas purchased for large-volume heating and interruptible (non-firm) customers. The current gas rate structure of each of our gas distribution utilities includes a gas adjustment clause, pursuant to which variations between actual gas costs incurred for resale to firm sales customers and gas costs billed to firm sales customers are deferred and refunded to or collected from customers in a subsequent period.

Operating Expenses

Operating expenses during the third quarter of 2005 compared to the same quarter last year increased $18.5 million, or 7%. Operations and maintenance expense increased $14.1 million, or 9%, in 2005 compared to 2004 primarily due to an increase of $8.1 million in the provision for uncollectible accounts as a result of increasing gas costs and the adverse impact from recent collection experience. Further, in 2004 KeySpan recognized a benefit of approximately $2 million, net of amounts subject to regulatory deferral treatment, associated with the implementation of the Medicare Prescription Drug Improvement and Modernization Act of 2003 ("Medicare Act") and implementation of Financial Accounting Standards Board Staff Position ("FSP") 106-2. In addition, in September 2004, Boston Gas Company reached an agreement with an insurance carrier for recovery of previously incurred environmental expenditures. Under a previously issued MADTE rate order, insurance and third-party recoveries, after deducting legal fees, are shared between Boston Gas and its firm gas customers. As a result of the insurance agreement, in September 2004 Boston Gas recorded a $5 million benefit to operations and maintenance expense. The comparative increase in operating taxes was due to the expiration, in July 2005, of a five-year property tax assessment agreement with New York City.

For the nine months ended September 30, 2005, operating expenses increased $37.7 million, or 5% compared to the same period last year. Operations and maintenance expense increased $30.4 million, or 6%, in 2005 compared to 2004 primarily due to an increase of $20.0 million in the provision for uncollectible accounts as a result of increasing gas costs and the adverse impact from recent collection experience. In addition, as noted above, in 2004 KeySpan recognized a $2 million benefit associated with the implementation of the Medicare Act and a $5 million benefit associated with environmental insurance recoveries. Further, the gas distribution operations realized an increase in insurance and regulatory fees in

2005 compared to 2004. Comparative operating taxes increased $7.0 million due to the expiration of a five-year property tax assessment agreement with New York City, as noted, as well as to a $2.5 million property tax refund received in 2004. Higher depreciation charges of $4.3 million reflecting the continued expansion of the gas distribution system were offset by lower regulatory amortization charges of $4.1 million

Gas Supply and Pricing

KeySpan anticipates having enough gas supply to fully meet its gas load demand in its service territories for this coming winter heating season. KeySpan's gas storage is on target to be 100% full by the start of the 2005/2006 winter heating season. The current gas rate structure of each of our gas distribution utilities includes a gas adjustment clause, pursuant to which gas costs are recovered in billed sales to regulated firm gas sales customers. Although KeySpan is allowed to "pass through" the cost of gas to its customers, management is concerned with the rising natural gas prices and the related impact on customers' gas bills and recovery of customer accounts receivable. As noted, KeySpan has already experienced an increase in bad debt expense and an increase in collection lag. Also, it is likely that the high gas prices will lead to an increase in price elasticity possibly resulting in an increase in customer conservation measures and attrition. With our strategy of having KeySpan's storage facilities 100% full by the start of the heating season and the financial derivatives KeySpan currently has in place, KeySpan has effectively hedged the price of approximately two-thirds of the gas supply needed to serve its customers during the upcoming 2005/2006 winter. This will help mitigate the full impact from rising natural gas prices on customers' winter-heating gas bills. Further, KeySpan has programs in place to help customers manage their gas bills, such as balanced billing plans, deferred payment arrangements and the Low Income Home Energy Assistance Program, which we worked to expand through the Energy Policy Act of 2005. Management believes that these measures will mitigate the full impact of rising gas prices on customers' bills.

Other Matters

We remain committed to our ongoing gas system expansion strategies. We believe that significant growth opportunities exist on Long Island and in our New England service territories as well as continued growth in the New York service territory, despite the rising gas prices. We estimate that on Long Island approximately 37% of the residential and multi-family markets, and approximately 55% of the commercial market, currently use natural gas for space heating. Further, we estimate that in our New England service territories approximately 50% of the residential and multi-family markets, as well as the commercial market, currently use natural gas for space heating purposes. We will continue to seek growth, in all our market segments, through the expansion of our gas distribution system for new construction and to penetrate existing communities where no distribution system exists, as well as through the conversion of residential homes from oil-to-gas for space heating purposes where natural gas is already in the home for other uses and the pursuit of opportunities to grow multi-family, industrial and commercial markets.

In order to serve the anticipated market requirements in our New York service territories, KeySpan and Duke Energy Corporation formed Islander East Pipeline Company, LLC ("Islander East") in 2000. Once in service, the pipeline is expected to transport up to 260,000 DTH daily to the Long Island and New York City energy markets, enough natural gas to heat 600,000 homes. In addition, in 2004 KeySpan acquired a 21% interest in the Millennium Pipeline development project which is anticipated to transport up to 525,000 DTH of natural gas a day to the Algonquin pipeline. Once constructed, KeySpan anticipates contracting for 150,000 DTH per day of transportation capacity from the Millennium Pipeline system. These pipeline projects will also allow KeySpan to diversify the geographic sources of its gas supply. See the discussion under the caption "Energy Investments" for additional information regarding these pipeline projects.

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

Selected financial data for the Electric Services segment is set forth in the table below for the periods indicated.

--------------------------------------------------------------------------------------------------------------------
                                             Three Months Ended September 30,        Nine Months Ended September 30,
(In Millions of Dollars)                          2005               2004                 2005               2004
--------------------------------------------------------------------------------------------------------------------
Revenues                                    $     619.9         $    503.9           $  1,493.5          $  1,296.8
Purchased fuel                                    254.2              175.9                546.0               407.6
--------------------------------------------------------------------------------------------------------------------
Net Revenues                                      365.7              328.0                947.5               889.2
--------------------------------------------------------------------------------------------------------------------
Operating Expenses
   Operations and maintenance                     150.6              153.7                480.8               472.9
   Depreciation                                    21.5               21.6                 67.6                65.6
   Operating taxes                                 45.0               41.5                133.8               124.4
--------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                          217.1              216.8                682.2               662.9
--------------------------------------------------------------------------------------------------------------------
Sale of Property                                    1.0                  -                  1.0                   -
--------------------------------------------------------------------------------------------------------------------
Operating Income                            $     149.6         $    111.2           $    266.3          $    226.3
--------------------------------------------------------------------------------------------------------------------
Electric sales (MWH)*                         2,351,722          2,177,030            4,798,239           4,807,667
Capacity(MW)*                                     2,450              2,450                2,450               2,450
Cooling degree days                               1,125                751                1,438               1,051
--------------------------------------------------------------------------------------------------------------------

     *Reflects the operations of the Ravenswood Generating Station only.

Executive Summary

Operating income increased $38.4 million, or 35% for the three months ended September 30, 2005, compared to the same quarter last year, due to an increase in net revenues from the Ravenswood Generating Station of $39.1 million principally as a result of improved pricing.

For the nine months ended September 30, 2005, operating income increased $40.0 million compared to the same period last year, due primarily to an increase in net revenues from the Ravenswood Generating Station of $56.3 million primarily as a result of improved pricing, partially offset by an increase in operating lease costs associated with Ravenswood Expansion of $7.5 million, as well as lower net revenues associated with KeySpan's retail electric marketing activities of $7.2 million

Net Revenues

Total electric net revenues realized during the third quarter of 2005 were $37.7 million, or 12% higher than such revenues realized during the corresponding quarter last year. For the nine months ended September 30, 2005, total electric net revenues were $58.3 million, or 7% higher than such revenues realized during the same period of 2004.

Net revenues from the Ravenswood Generating Station increased $39.1 million, or 31% for the three months ended September 30, 2005, compared to the same period last year reflecting higher energy margins of $34.1 million, as well as increased capacity revenues of $5.0 million. The increase in capacity revenues primarily reflects load growth in New York City and slightly higher summer pricing.

The increase in energy margins for the third quarter of 2005, reflects an increase of 56% in realized "spark-spreads" (the selling price of electricity less the cost of fuel, plus hedging gains or losses), as well as from an increase of 8% in the level of megawatt hours ("MWh") sold into the New York Independent System Operator ("NYISO") energy market. Management believes these favorable energy results were primarily driven by the warm summer weather, as well as the pricing differential between number 6-grade fuel oil and natural gas used in the Ravenswood Generating Station in the third quarter of 2005. Weather for the third quarter of 2005, as measured in cooling degree days, was 50% warmer than last year. Due to the duel-fuel nature of the Ravenswood Generating Station, KeySpan's generating units were able to take advantage of their ability to switch to cheaper fuel as the gap between oil and gas prices spread during the latter part of the 2005 summer. The two hurricanes experienced this past summer in the Gulf Coast of the United States contributed to the current gap between number 6-grade fuel oil and natural gas prices.

For the nine months ended September 30, 2005, net revenues from the Ravenswood Generating Station increased $56.3 million, or 20%, compared to the same period last year reflecting higher energy margins of $41.0 million, as well as increased capacity revenues of $15.3 million. The increase in capacity revenues primarily reflects the operation of the Ravenswood Expansion which went into full commercial operation in May 2004, as well as load growth in New York City.

The increase in energy margins for the nine months ended September 30, 2005, reflects an increase of 42% in realized spark-spreads. The level of megawatt hours ("MWh") sold into the NYISO energy market during the nine months ended September 30, 2005 was essentially the same as last year. Weather for the nine months ended September 30, 2005, as measured in cooling degree days, was 37% warmer than last year. Again, these favorable energy results were primarily driven by the warm summer weather, as well as the pricing differential between number 6-grade fuel oil and natural gas used in the Ravenswood Generating Station in 2005. However, in the second quarter of 2005, the Ravenswood Generating Station experienced a comparative decrease in electric sales quantities between the second quarter of 2005 and the second quarter of 2004 due to the extremely cool weather for the month of May. The comparative decrease in sales quantities for the second quarter of 2005 was not fully recovered by the increase in comparative sales quantities experienced in the third quarter of 2005.

We employ derivative financial hedging instruments to hedge the cash flow variability for a portion of forecasted purchases of natural gas and fuel oil consumed at the Ravenswood Generating Station. Further, we have engaged in the use of derivative financial hedging instruments to hedge the cash flow variability associated with a portion of forecasted electric energy sales from the Ravenswood Generating Station. These derivative instruments resulted in hedging losses, which are reflected in net electric margins, of $11.8 million during the third quarter of 2005 compared to hedging gains of $21.4 million for the third quarter of 2004. For the nine months ended September 30, 2005, derivative instruments resulted in hedging losses of $4.5 million compared to hedging gains of $18.6 million for the corresponding period of 2004. The results derived from KeySpan's hedging strategy are reflected in the calculation of realized spark-spreads. (See Note 4 to the Consolidated Financial Statements "Hedging and Derivative Financial Instruments" for further information on KeySpan's hedging strategy.)

The rules and regulations for capacity, energy sales and the sale of certain ancillary services to the NYISO energy markets continue to evolve and there are several matters pending with the Federal Energy Regulatory Commission ("FERC"). See the discussion under the caption "Market and Credit Risk Management Activities" for further details on these matters.

Net revenues for the third quarter of 2005 from the service agreements with LIPA, including the power purchase agreements associated with two electric peaking facilities, were generally in-line with the third quarter of 2004.

For the nine months ended September 30, 2005, net revenues from the service agreements with LIPA, including the power purchase agreements associated with two electric peaking facilities, increased $9.2 million compared to the corresponding period of 2004. The increase is due, in part, to recovery of depreciation charges and property taxes of approximately $7.0 million. The remaining increase primarily reflects the timing of certain incentives earned on these agreements and an increase in emission credits earned.

(For a description of the LIPA Agreements and power purchase agreements, see KeySpan's 2004 Annual Report on Form 10-K for the Year Ended December 31, 2004
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Electric Services - Revenue Mechanisms.")

Net revenues associated with KeySpan's curtailed retail electric marketing activities decreased $0.7 million and $7.2 million for the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004.

Operating Expenses

Operating expenses in total were essentially the same for the third quarter of 2005 compared to the third quarter of 2004. Operations and maintenance expense was $3.1 million, or 2% below last year, reflecting the timing of repair and maintenance work performed on LIPA's behalf. The higher operating taxes primarily reflect an increase in property taxes, which are fully recoverable from LIPA. (See Note 6 to the Consolidated Financial Statements "Financial Guarantees and Contingencies" for additional information regarding the financing arrangement for the Ravenswood Expansion.)

For the nine months ended September 30, 2005, operating expenses increased $19.3 million, or 3%, compared to the same period last year. Operations and maintenance expense increased $7.9 million, or 2% over last year reflecting an increase of $7.5 million in operating lease costs associated with our financing arrangement for the Ravenswood Expansion. The increase in depreciation expense is associated with KeySpan's Long Island based electric generating units and is fully recoverable from LIPA. The higher operating taxes primarily reflect an increase in property taxes which are also fully recoverable from LIPA.

Other Matters

In 2003,  the New  York  State  Board  on  Electric  Generation  Siting  and the
Environment issued an opinion and order which granted a certificate of environmental capability and public need for a 250 MW combined cycle electric generating facility in Melville, Long Island, which is now final and non-appealable. Also in 2003, LIPA issued a Request for Proposal ("RFP") seeking bids from developers to either build and operate a Long Island generating facility, and/or a new cable that will link Long Island to dedicated off-Long Island power of between 250 to 600 MW of electricity by no later than the summer of 2007. KeySpan filed a proposal in response to LIPA's RFP. In 2004, LIPA selected proposals submitted by two other bidders in response to the RFP. KeySpan remains committed to the Melville project and the benefits to Long Island's energy future that this project would supply. The project has received New York State Article X approval by having met all operational and environmental permitting requirements. Further, the project is strategically located in close proximity to both the high voltage power transmission grid and the high pressure gas distribution network. At September 30, 2005, total capitalized costs associated with the siting, permitting and procurement of equipment for the Melville facility were $60.6 million.

LIPA is in the process of performing a long-term strategic review of its future direction. Some of the options that LIPA is considering include whether LIPA should continue its operations as they presently exist, fully municipalize or privatize, or sell some, but not all of its assets. LIPA was initially required to make a determination by May 2005 as to whether it would exercise its option to purchase our Long Island generating plants pursuant to the terms of the Generation Purchase Rights Agreement. KeySpan and LIPA have mutually agreed to extend the date by which LIPA must make this determination to December 15, 2005. LIPA and KeySpan are engaged in discussions concerning LIPA's strategic review. At this time, we are unable to determine what the outcome of this strategic review will have on the Melville project, or more broadly, our Electric Services segment.

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

As part of our growth strategy, we continually evaluate the possible acquisition and development of additional generating facilities in the Northeast, as well as other assets to complement our core operations. However, we are unable to predict when or if any such facilities will be acquired and the effect any such acquired facilities will have on our financial condition, results of operations or cash flows.

The NYISO's New York City local reliability rules currently require that 80% of the electric capacity needs of New York City be provided by "in-City" generators. Our Ravenswood Facility is an "in-City" generator. As the electric infrastructure develops and the demand for electric power increases over time in New York City and the surrounding areas, the requirement that 80% of in-City load be served by the in-City generators could be modified. Construction of new transmission and generation facilities could also cause significant changes to the market for sales of capacity, energy and ancillary services from our Ravenswood generating facility. KeySpan currently anticipates that approximately 1,000 MW of new capacity may be available during 2006 as a result of the completion of in-City generation projects currently under construction. We can not, however, be certain as to when the new power plants will be in operation or the nature of future New York City energy, capacity or ancillary services market requirements or design. Accordingly, we are unable to determine the impact, if any, the foregoing could have on our financial condition or results of operation.

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

In the fourth quarter of 2004, KeySpan's investment in its mechanical contracting subsidiaries was written-down to an estimated fair value. During the nine months ended September 30, 2005, operating losses were incurred through the dates of sale of these companies of $4.1 million after-tax, including, but not limited to, costs incurred for employee related benefits. Partially offsetting these losses was a gain of $2.3 million associated with the related divestitures, reflecting the difference between the fair value estimates and the financial impact of the actual sale transactions. The net income impact of the operating losses and the disposal gain was a loss of $1.8 million, or $0.01 per share for the nine months ended September 30, 2005. (See Note 2 to the Consolidated Financial Statements "Business Segments" for additional details on the sale of the mechanical companies.)

The table below highlights selected financial information associated with Energy Service's continuing businesses.

--------------------------------------------------------------------------------------------------------------------------------
                                                    Three Months Ended September 30,           Nine Months Ended September 30,
(In Millions of Dollars)                                2005                2004                   2005                2004
--------------------------------------------------------------------------------------------------------------------------------
Revenues                                              $ 47.1             $  46.6                $ 142.0             $ 138.0
Operating expenses                                      48.2                51.5                  148.7               166.4
Goodwill impairment charge                                 -                14.4                      -                14.4
--------------------------------------------------------------------------------------------------------------------------------
Operating (Loss)                                      $ (1.1)            $ (19.3)               $  (6.7)            $ (42.8)
--------------------------------------------------------------------------------------------------------------------------------

The Energy Services segment incurred an operating loss of $1.1 million for the third quarter of 2005 compared to a loss of $19.3 million for the same quarter last year. For the nine months ended September 30, 2005, the Energy Services segment incurred operating losses of $6.7 million compared to $42.8 million for the same period last year. As noted earlier, in September 2004, KeySpan recorded a non-cash goodwill impairment charge of $122.2 million ($90.4 million after - tax or $0.56 per share) as a result of an evaluation of the carrying value of goodwill recorded in this segment - $14.4 million of this charge was recorded in continuing operations, with the remaining $107.8 impairment charge recorded as discontinued operations.

The improved performance for the third quarter of 2005 compared to the third quarter of 2004, excluding the goodwill impairment charge is attributable to:
(i) an increase in gross profit margins at Business Solutions; (ii) lower operating costs at Home Energy Services; and (iii) generally lower administrative costs.

For the nine months ended September 30, 2005, the improved performance over last year, excluding the goodwill impairment charge, primarily reflects a reduction in operating expenses. In 2004, the Home Energy Services operations incurred charges associated with the write-off of accounts receivable and contract revenues on certain projects that were determined to be uncollectible, as well as the write-down of inventory balances. Further, the Business Solutions companies have experienced an increase in gross profit margins and the segment has incurred generally lower administrative costs in 2005.

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

     This segment is also engaged in pipeline development activities. KeySpan and Duke Energy Corporation each own a 50% interest in Islander East. Islander East was created to pursue the authorization and construction of an interstate pipeline from Connecticut, across Long Island Sound, to a terminus near Shoreham, Long Island. Further, KeySpan has a 21% interest in the Millennium Pipeline project which is expected to transport up to 525,000 DTH of natural gas a day from Corning to Ramapo, New York, where it will connect to an existing pipeline. Additionally, subsidiaries in this segment hold a 20% equity interest in the Iroquois Gas Transmission System LP, a pipeline that transports Canadian gas supply to markets in the Northeastern United States. These subsidiaries are accounted for under the equity method of accounting. Accordingly, equity income from these investments is reflected as a component of operating income in the Consolidated Statement of Income. KeySpan also owns a 600,000 barrel liquefied natural gas storage and receiving facility in Providence, Rhode Island, through its wholly owned subsidiary KeySpan LNG, the operations of which are fully consolidated. KeySpan LNG is re-evaluating its plans to upgrade its LNG facility in Providence, Rhode Island in light of the FERC decision in June 2005 to deny KeySpan LNG's application for FERC authorization to expand the facility to accept marine deliveries and triple vaporization capacity. KeySpan filed its rehearing request with the FERC in August 2005. On September 6, 2005, the FERC issued an order granting rehearing for the purpose of further consideration. As of September 30, 2005, our investment in this project was $14.2 million.

During the first quarter of 2004, we also had an approximate 61% investment in certain midstream natural gas assets in Western Canada through KeySpan Energy Canada Partnership ("KeySpan Canada"). These assets included 14 processing plants and associated gathering systems that produced approximately 1.5 BCFe of natural gas daily and provided associated natural gas liquids fractionation. These operations were fully consolidated in KeySpan's Consolidated Financial Statements. On April 1, 2004, KeySpan reduced its ownership interest in KeySpan Canada to 25%. The transaction resulted in a gain of $22.8 million ($10.1 million after-tax, or $0.06 per share). Effective April 1, KeySpan Canada's earnings and our ownership interest in KeySpan Canada were accounted for on the equity method of accounting. In the fourth quarter of 2004 KeySpan, sold its remaining interests in KeySpan Canada. (See Note 2 to the Consolidated Financial Statements "Business Segments" for additional details regarding this transaction.)

Selected financial data and operating statistics for these energy-related investments are set forth in the following table for the periods indicated. These results exclude the results of Houston Exploration.


--------------------------------------------------------------------------------------------------------------------------------
                                                    Three Months Ended September 30,             Nine Months Ended September 30,
(In Millions of Dollars)                                  2005               2004                    2005                 2004
--------------------------------------------------------------------------------------------------------------------------------
Revenues                                                 $ 11.9              $ 10.1                $ 30.7               $  49.8
Less: Operation and maintenance expense                     7.0                 7.0                  19.0                  29.5
      Ceiling test write-down                                 -                   -                     -                  48.2
      Other operating expenses                              2.7                 2.9                   7.7                  12.0
Add:  Equity earnings                                       2.5                 6.4                  12.5                  17.4
      Sale of assets                                          -                   -                   0.1                     -
--------------------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                                  $  4.7              $  6.6                $ 16.6               $ (22.5)
--------------------------------------------------------------------------------------------------------------------------------

     Operating income above reflects 100% of KeySpan Canada's results from January 1, 2004 through April 1, 2004.

As indicated in the above table, operating income for the Energy Investments segment decreased $1.9 million in the third quarter of 2005 compared to the corresponding quarter last year primarily reflecting the sale of KeySpan Canada in 2004. Operating income for the three months ended September 30, 2004 includes $1.4 million in earnings from KeySpan Canada.

For the nine months ended September 30, 2005 operating income for this segment increased $39.1 million compared to the same period of 2004, reflecting the $48.2 million non-cash impairment charge recorded last year. As noted earlier, in June 2004, KeySpan's wholly owned gas exploration and production subsidiaries that have remained with KeySpan after the Houston Exploration sale, recorded a non-cash impairment charge of $48.2 million ($31.1 million after-tax, or $0.19 per share) to recognize the reduced valuation of proved reserves.

Operating income for the nine months ended September 30, 2004, also includes $12.3 million in earnings from KeySpan Canada. The remaining activities reflected an increase in operating income of $3.2 million primarily associated with lower overhead costs, operating income from Seneca-Upshur and higher earnings from our investment in the Iroquois Gas Transmission System LP.

In the first quarter of 2005, KeySpan sold its 50% interest in Premier Transmission Limited ("PTL"), a gas pipeline from southwest Scotland to Northern Ireland. In February 2005, KeySpan entered into a Share Sale and Purchase Agreement with BG Energy Holdings Limited and Premier Transmission Financing Public Limited Company ("PTFPL"), pursuant to which all of the outstanding shares of PTL were to be purchased by PTFPL. On March 18, 2005, the sale was completed and generated cash proceeds of $48.1 million. In the fourth quarter of 2004, KeySpan recorded a pre-tax non-cash impairment charge of $26.5 million reflecting the difference between the anticipated cash proceeds from the sale of PTL compared to its carrying value. The final sale of PTL resulted in a pre-tax gain of $4.1 million reflecting the difference from earlier estimates. This gain was recorded in other income and (deductions) on the Consolidated Statement of Income.

During the first five months of 2004, our gas exploration and production investments also included a 55% equity interest in Houston Exploration, the operations of which were fully consolidated in KeySpan's Consolidated Financial Statements. On June 2, 2004, KeySpan exchanged 10.8 million shares of common stock of Houston Exploration for 100% of the stock of Seneca-Upshur, previously a wholly owned subsidiary of Houston Exploration. This transaction reduced our interest in Houston Exploration from 55% to the then current level of 23.5%. Effective June 1, 2004, Houston Exploration's earnings and our ownership interest in Houston Exploration were accounted for on the equity method of accounting. This transaction resulted in a gain to KeySpan after deferred tax provisions of $106 million, or $0.66 per share. In the fourth quarter of 2004 KeySpan sold its remaining interests in Houston Exploration.

Selected financial data and operating statistics for Houston Exploration are set forth in the following table.

---------------------------------------------------------------------------------------------------
                                                      Three Months              Nine Months
                                                          Ended                    Ended
(In Millions of Dollars)                           September 30, 2004        September 30, 2004
---------------------------------------------------------------------------------------------------
Revenues                                                    $    -                   $  268.1
Depletion and amortization expense                               -                      104.6
Other operating expenses                                         -                       45.6
Add: Equity Earnings                                           9.8                       12.9
---------------------------------------------------------------------------------------------------
Operating Income                                            $  9.8                   $  130.8
---------------------------------------------------------------------------------------------------

Other Matters

In order to serve the anticipated market requirements in our New York service territories, KeySpan and Duke Energy Corporation formed Islander East Pipeline Company, LLC ("Islander East") in 2000. Islander East is owned 50% by KeySpan and 50% by Duke Energy, and was created to pursue the authorization and construction of an interstate pipeline from Connecticut, across Long Island Sound, to a terminus near Shoreham, Long Island. Applications for all necessary regulatory authorizations were filed in 2000 and 2001. Islander East has received a final certificate from FERC which is non-appealable and all necessary permits from the State of New York. The State of Connecticut denied Islander East's request for a consistency determination under the Coastal Zone Management Act ("CZMA") and application for a permit under Section 401 of the Clean Water Act. Islander East appealed the State of Connecticut's determination on the CZMA issue to the United States Department of Commerce. In 2004, the Department of Commerce overrode Connecticut's denial and granted the CZMA authorization. Islander East's petition for a declaratory order overriding the denial of the Clean Water Act permit is pending with Connecticut's State Superior Court. Pursuant to the Energy Act, Islander East has appealed the denial of the Clean Water Act permit directly to the United States Court of Appeals for the Second

Circuit. The State of Connecticut has filed a motion to challenge the constitutionality of the provisions of the Energy Act providing this appeal right. (For additional information on the Energy Act, see the discussion on "Regulation and Rate Matters.") Various options for the financing of this pipeline construction are being evaluated. At September 30, 2005, our investment in this project was $23.5 million.

In 2004 KeySpan acquired a 21% interest in the Millennium Pipeline Company, L.P. (`the "Partnership") which is developing a natural gas pipeline project which will have the capacity to transport up to 525,000 DTH of natural gas a day, interconnecting with the pipeline systems of various other utilities in New York. The project received a FERC certificate to construct, acquire and operate the facilities in 2002. On August 1, 2005, the project filed an amended application with FERC requesting, among other things, approval of a reduction in capacity and maximum allowable operating pressure, minor route modifications, the addition of certain facilities and the acquisition of certain facilities from Columbia Gas Transmission Corporation. Additionally, on August 1, 2005, Con Edison, KEDLI and Columbia Gas Transmission Corporation each entered into precedent agreements to purchase capacity on the pipeline. As a result of the failure of certain conditions precedent to be achieved, these agreements are no longer in effect. The Partnership is engaged in negotiations with these parties concerning modification to and renewal of these agreements. Subject to, among other things, the renegotiations of the precedent agreements, the receipt of necessary regulatory approvals and financing, it is anticipated that construction could begin in the Spring of 2006, with service beginning in 2007. At September 30, 2005, our investment in this project was $9.2 million.

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

Allocated Costs

We are currently subject to the jurisdiction of the SEC under PUHCA. As part of the regulatory provisions of PUHCA, the SEC currently regulates various transactions among affiliates within a holding company system. In accordance with the current PUHCA regulations and state regulatory agencies, we have service companies that provide: (i) traditional corporate and administrative services; (ii) gas and electric transmission and distribution system planning, marketing, and gas supply planning and procurement; and (iii) engineering and surveying services to subsidiaries. As discussed above, the Energy Act will result in the repeal of PUHCA and the elimination of the SEC's regulatory oversight over affiliate transactions. However, certain of KeySpan's affiliate transactions will remain subject to the regulations of the NYPSC, MADTE and NHPUC. In addition, pursuant to the Energy Act, the FERC will now also have authority over certain affiliate transaction matters and is currently in the process of developing cost allocation and other related rules.

The operating income variation as reflected in "elimination and other" is due primarily to costs residing at KeySpan's holding company level such as corporate advertising and strategic review costs, as well as to the timing of certain corporate expenses and allocated costs associated with these service companies.

Liquidity

Cash flow from operations decreased $303.2 million for the nine months ended September 30, 2005 compared to last year, primarily reflecting the absence of Houston Exploration and KeySpan Canada which combined contributed approximately $230 million to consolidated operating cash flow in 2004. Further, the one time benefit of $43 million from the start-up of the insurance captive last year, as well as the timing and amount of property tax payments contributed to the variation in cash flow. It should be noted that in prior years Houston Exploration funded their gas exploration and development activities, in part, from available cash flow from operations.

At September 30, 2005, we had cash and temporary cash investments of $84.0 million. During the nine months ended September 30, 2005, we repaid $592.2 million of commercial paper and, at September 30, 2005, $320 million of commercial paper was outstanding at a weighted-average annualized interest rate of 3.9%. Based on the level of authorization granted to us by the SEC, we had the ability to issue up to an additional $1.0 billion of short-term debt at September 30, 2005 under the commercial paper program.

In June 2005, KeySpan closed on a $920 million revolving credit facility for five years due June 24, 2010, which was syndicated among fifteen banks, and an amended $580 million revolving credit facility due June 24, 2009. These facilities replaced an existing $660 million, 3-year facility due June 2006, and a 5-year $640 million facility due June 2009. The two credit facilities, which now total $1.5 billion - $920 million for five years through 2010, and $580 million for the amended facility through 2009, will continue to support KeySpan's commercial paper program for ongoing working capital needs.

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

The facilities contain certain affirmative and negative operating covenants, including restrictions on KeySpan's ability to mortgage, pledge, encumber or otherwise subject its utility property to any lien, as well as certain financial covenants that require us to, among other things, maintain a consolidated indebtedness to consolidated capitalization ratio of no more than 65% as at the last day of any fiscal quarter. Violation of these covenants could result in the termination of the facilities and the required repayment of amounts borrowed thereunder, as well as possible cross defaults under other debt agreements. At September 30, 2005, KeySpan's consolidated indebtedness was 49.1% of its consolidated capitalization and KeySpan was in compliance with all covenants.

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

Capital Expenditures and Financing

Construction Expenditures

The table below sets forth our construction expenditures by operating segment for the periods indicated:


----------------------------------------------------------------------------
                                             Nine Months Ended September 30,
(In Millions of Dollars)                        2005                  2004
----------------------------------------------------------------------------
Gas Distribution                              $ 270.1               $ 294.1
Electric Services                                72.8                 103.7
Energy Investments                               17.8                 150.6
Energy Services and other                        11.4                  10.9
----------------------------------------------------------------------------
                                              $ 372.1               $ 559.3
----------------------------------------------------------------------------


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

The decrease in capital expenditures for the nine months ended September 30, 2005, compared to the same period last year of $187.2 million mainly reflects a decrease in the Gas Distribution segment of $24.0 million and a decrease in the Energy Investments segment of $132.8 million. The decrease in the Gas Distribution segment is due to more efficient repair and maintenance processes, as well as to an improved process related to billing New York City for costs associated with city/state construction projects. The decrease in Energy Investments reflects the absence of Houston Exploration's gas exploration and development activities.

Financing

On November 1, 2005, KeySpan's gas distribution subsidiary, KEDNY, issued $137 million of tax-exempt Gas Facilities Revenue Bonds ("GFRB") through the New York State Energy Research and Development Authority ("NYSERDA") in the following series: (i) $82 million of 4.70% GFRB, 2005 Series A (the "Series A Bonds") and
(ii) $55 million of GFRB, 2005 Series B (the "Series B Bonds"). The interest rate on the Series B Bonds is re-set every seven days through an auction process. KEDNY will use the proceeds from these issuances to redeem the following three series of GFRBs: (i) $41 million Adjustable Rate GFRBs, Series 1989A due February 2024, $41 million Adjustable Rate Gas GFRBs, Series 1989B February 2024 and (iii) $55 million 5.60% GFRB, Series 1993C due June 2025. KEDNY incurred $1.0 million in call premiums, all of which have been deferred for future rate recovery. Further, in December 2005, KeySpan intends to refinance $50 million 5.64% GFRB, Series D1 and D2 due 2026 .

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

At December 31, 2004, KeySpan had 9.2 million MEDs Equity Units issued which were subject to conversion upon execution of the three-year forward purchase contract. In 2005, KeySpan was required to remarket the note component of the Equity Units between February 2005 and May 2005 and reset the interest rate to the then current market rate of interest; however, the reset interest rate could not be set below 4.9%. In March 2005, KeySpan remarketed the note component of $394.9 million of the Equity Units at the reset interest rate of 4.9% through their maturity date of May 2008. The balance of the notes ($65.1 million) were held by the original MEDs Equity Unit holders in accordance with their terms and not remarketed. KeySpan then exchanged $300 million of the remarketed notes for $307.2 million of new 30 year notes bearing an interest rate of 5.8%. Therefore, KeySpan now has $160 million of 4.9% notes outstanding with a maturity date of May 2008 and $307.2 million of 5.8% notes outstanding with a maturity date of April 2035.

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

The following table represents the ratings of our long-term debt at September 30, 2005. During the fourth quarter of 2004 Standard & Poor's reaffirmed its ratings on KeySpan's and its subsidiaries' long-term debt and removed its negative outlook. Further in the second quarter of 2005, Fitch Ratings revised its ratings on KeySpan's and its subsidiaries' long-term debt to positive outlook. Moody's Investor Services, however, continues to maintain its negative outlook ratings on KeySpan's and its subsidiaries' long-term debt.

--------------------------------------------------------------------------------------------------
                                    Moody's Investor            Standard
                                        Services                 & Poor's        FitchRatings
--------------------------------------------------------------------------------------------------
KeySpan Corporation                        A3                       A                  A-
KEDNY                                      N/A                      A+                 A+
KEDLI                                      A2                       A+                 A-
Boston Gas                                 A2                       A                 N/A
Colonial Gas                               A2                       A+                N/A
KeySpan Generation                         A3                       A                 N/A
--------------------------------------------------------------------------------------------------

Off-Balance Sheet Arrangements

Guarantees

KeySpan has a number of financial guarantees with its subsidiaries at September 30, 2005. KeySpan has fully and unconditionally guaranteed: (i) $525 million of medium-term notes issued by KEDLI; (ii) the obligations of KeySpan Ravenswood, LLC, which is the lessee under the $425 million Master Lease associated with the Ravenswood Facility and the lessee under the $385 million sale/leaseback transaction for the Ravenswood Expansion including future decommission costs of $19 million; and (iii) the payment obligations of our subsidiaries related to $128 million of tax-exempt bonds issued through the Nassau County and Suffolk County Industrial Development Authorities for the construction of two electric-generation peaking facilities on Long Island. The medium-term notes, the Master Lease and the tax-exempt bonds are reflected on the Consolidated Balance Sheet; the sale/leaseback transaction is not recorded on the
Consolidated Balance Sheet. Further, KeySpan has guaranteed: (i) up to $88 million of surety bonds associated with certain construction projects currently being performed by current and former subsidiaries; (ii) certain supply contracts, margin accounts and purchase orders for certain subsidiaries in an aggregate amount of $86 million; and (iii) $74 million of subsidiary letters of credit. These guarantees are not recorded on the Consolidated Balance Sheet. KeySpan's guarantees on certain performance bonds relating to current construction projects of the discontinued mechanical contracting companies will remain in place throughout the construction period for these projects. KeySpan has received an indemnity bond issued by a third party to offset potential exposure related to a significant portion of the continuing guarantee. At this time, we have no reason to believe that our subsidiaries or former subsidiaries will default on their current obligations. However, we cannot predict when or if any defaults may take place or the impact such defaults may have on our consolidated results of operations, financial condition or cash flows. (See Note 6 to the Consolidated Financial Statements, "Financial Guarantees and Contingencies" for additional information regarding KeySpan's guarantees.)

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

Below is a discussion of KeySpan's critical accounting policies and assumptions at September 30, 2005. For a more detailed discussion of these policies and assumptions see KeySpan's Annual Report on Form 10-K for the Year Ended December 31, 2004, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations "Discussion of Critical Accounting Policies and Assumptions."

Valuation of Goodwill

KeySpan records goodwill on purchase transactions, representing the excess of acquisition cost over the fair value of net assets acquired. In testing for goodwill impairment under Statement of Financial Accounting Standards ("SFAS") 142 "Goodwill and Other Intangible Assets," significant reliance is placed upon a number of estimates regarding future performance that require broad assumptions and significant judgment by management. A change in the fair value of our investments could cause a significant change in the carrying value of goodwill. The assumptions used to measure the fair value of our investments are the same as those used by us to prepare annual operating segment and consolidated earnings and cash flow forecasts. In addition, these assumptions are used to set annual budgetary guidelines. At September 30, 2005, KeySpan has $1.7 billion of recorded goodwill and has concluded that the fair value of the business units that have recorded goodwill exceed their carrying value.

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

Historically, we have funded our qualified pension plans in excess of the amount required to satisfy minimum ERISA funding requirements. At September 30, 2005, we had a funding credit balance in excess of the ERISA minimum funding requirements. Although we have presently exceeded ERISA funding requirements, our pension plans, on an actuarial basis, are currently underfunded. Therefore, for 2005, KeySpan expects to contribute up to a total of $124.5 million to its funded and unfunded postretirement plans, $116.5 million of which had been contributed by the end of the third quarter. Future funding requirements are heavily dependent on actual return on plan assets and prevailing interest rates. (In addition to Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations in KeySpan's Annual Report on Form 10-K for the Year Ended December 31, 2004, see also Note 4 of those Consolidated Financial Statements, "Postretirement Benefits.")

Regulation and Rate Matters

The Energy Policy Act of 2005

The Energy Act, which was enacted in August 2005, is a broad energy bill that places an increased emphasis on the production of energy and promotes the development of new technology and alternative energy sources and provides tax credits to companies that produce natural gas, oil, coal, electricity and renewable energy.

One of the more significant provisions of the Energy Act is the repeal of PUHCA, effective six months from the effective date of the Act which will be on February 8, 2006. Upon repeal, our corporate and financial activities and those of our subsidiaries will no longer be subject to regulation by the SEC. However, we will remain subject to certain regulations of the NYPSC, MADTE and NHPUC and the authority of the FERC will be expanded to cover a limited number of holding company activities. In particular, FERC approval will likely be required for KeySpan to acquire securities of, or directly or indirectly merge with, another electric utility or electric utility holding company. The FERC will also have authority to review and authorize costs charged by service companies to electric utilities in the same holding company system. The FERC and state regulators will be granted access to the books and records of all companies within any utility holding company system, similar to the access granted to the SEC under PUHCA. On September 16, 2005, FERC issued a notice of proposed rulemaking with respect to how it will implement its expanded jurisdiction. The FERC will finalize its rules during the next few months and implement them by February 2006. We continue to review the provisions of the Energy Act in order to assess its impact on us, and ultimately the effects of many of these changes will be subject to FERC rulemaking and further interpretation.

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

In addition, we have committed that during the Authorization Period, our common equity will be at least 30% of our consolidated capitalization and each of our utility subsidiaries' common equity will be at least 30% of such entity's capitalization. At September 30, 2005, KeySpan's consolidated common equity was 50.9% of its consolidated capitalization, including commercial paper, and each of its utility subsidiaries common equity was at least 49% of its respective capitalization.

As noted previously, the Energy Policy Act of 2005 resulted in the repeal of PUHCA, and the elimination of the financing, investment and operating limitations discussed earlier. Although, KeySpan would no longer be subject to the limitations under PUHCA, it remains subject to regulation by the NYPSC, MADTE and NHPUC and will become subject to the additional regulatory requirements of the FERC.

Gas Matters

As of September 30, 2005, the rate agreements for KEDNY and KEDLI have expired. Under the terms of the KEDNY and KEDLI rate agreements, gas distribution rates and all other provisions will remain in effect until changed by the NYPSC. At this time, we are currently evaluating various options that may be available to us regarding the KEDNY and KEDLI rate plans, including but not limited to, proposing new rate plans.

Regarding the Boston Gas Company, in 2003 the MADTE approved a $25.9 million increase in base revenues with an allowed return on equity of 10.2% assuming an equal balance of debt and equity. On January 27, 2004 the MADTE issued orders on Boston Gas Company's Motion for Recalculation, Reconsideration and Clarification that granted an additional $1.1 million in base revenues, for a total of $27 million. The MADTE also approved a Performance Based Rate Plan (the "Plan") for up to ten years. On November 1, 2005, the MADTE approved a base rate increase of $7.2 million under the Plan. Also on November 1, 2005, the MADTE authorized recovery of under-recovered gas related bad debt expenses for the period January 1, 2004-December 31, 2004 through the gas cost adjustment factor and established a mechanism for future recovery of such costs. KeySpan is in the process of analyzing the impact of this order.

For an additional discussion of our current gas distribution rate agreements, see KeySpan's Annual Report on Form 10-K for the Year Ended December 31, 2004,
Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations "Regulation and Rate Matters."

Electric Matters

KeySpan sells to LIPA all of the capacity and, to the extent requested, energy conversion services from our existing Long Island based oil and gas-fired generating plants. Sales of capacity and energy conversion services are made under rates approved by the FERC in accordance with the Power Supply Agreement ("PSA") entered into between KeySpan and LIPA in 1998. The original FERC approved rates, which had been in effect since May 1998, expired on December 31, 2003. On October 1, 2004 the FERC approved a settlement reached between KeySpan and LIPA to reset rates effective January 1, 2004. Under the new Settlement Agreement, KeySpan's rates reflect a cost of equity of 9.5% with no revenue increase in the first year. The FERC approved updated operating and maintenance expense levels and recovery of certain other costs as agreed to by the parties.

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

We estimate that the remaining cost of our MGP related environmental cleanup activities, including costs associated with the Ravenswood Facility, will be approximately $211.4 million and we have recorded a related liability for such amount. We have also recorded an additional $16.7 million liability, representing the estimated environmental cleanup costs related to a former coal tar processing facility. As of September 30, 2005, we have expended a total of $167.0 million on environmental investigation and remediation activities. (See
Note 6 to the Consolidated Financial Statements, "Financial Guarantees and Contingencies.")

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

Due to volatility in the market clearing price of 10-minute spinning and non-spinning reserves during the first quarter of 2000, the NYISO requested that FERC approve a bid cap on such reserves, as well as requiring a refunding of so called alleged "excess payments" received by sellers, including the Ravenswood Facility. On May 31, 2000, FERC issued an order that granted approval of a $2.52 per MWh bid cap for 10 minute non-spinning reserves, plus payments for the opportunity cost of not making energy sales. The NYISO's other requests, such as a bid cap for spinning reserves, retroactive refunds, recalculation of reserve prices, etc., were rejected.

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

On June 25, 2004, the NYISO submitted a motion to FERC seeking refunds as a result of the Decision. KeySpan and others submitted statements of opposition opposing the refunds. On March 4, 2005, FERC issued an order upholding its original decision not to order refunds. FERC also provided the further explanation requested by the Court as to why refunds were not being ordered. The NYISO and other market participants have requested rehearing of FERC's latest order and that decision is still pending.

In a related case, on March 4, 2005, FERC issued a second order requiring the NYISO to reinstate the original prices for May 8 and 9, 2000 and to pay suppliers, including the Ravenswood Facility, accordingly. In 2000, the NYISO revised prices downward after it determined a market design flaw existed which caused prices to be higher than what would occur in a competitive market. FERC originally agreed with the NYISO, but reversed its original decision on renewal from the Court of Appeals.

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

The following tables set forth selected financial data associated with these derivative financial instruments noted above that were outstanding at September 30, 2005.

-------------------------------------------------------------------------------------------------------------------------------
                                            Year of         Volumes         Fixed             Current              Fair Value
             Type of Contract               Maturity          mmcf          Price $            Price $           (In $ Millions)
-------------------------------------------------------------------------------------------------------------------------------
                    Gas
Swaps/Futures - Long Natural Gas               2005          2,226        7.31 - 7.81       11.41 - 14.43                 14.9

OTC Swaps - Short Natural Gas                  2005            493        6.58 - 6.70       14.68 - 15.19                 (4.0)
                                               2006          1,827        6.17 - 6.29       10.95 - 15.70                (11.0)
                                               2007          1,679        5.86 - 5.97        9.34 - 12.56                 (7.3)
                                               2008          1,539        6.77 - 6.85        8.22 - 10.86                 (3.4)
-------------------------------------------------------------------------------------------------------------------------------
                                                             7,764                                                       (10.8)
-------------------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------------------
                                     Year of        Volumes         Fixed                     Current                Fair Value
         Type of Contract            Maturity        Barrels        Price $                    Price $             (In $ Millions)
---------------------------------------------------------------------------------------------------------------------------------
                Oil
Swaps - Long Fuel Oil                  2005           20,000    30.80 - 37.16                       60.49                    0.5
                                       2006           12,000            34.40                       62.20                    0.3

Swaps - Short Heating Oil              2005              212    62.77 - 63.59               89.44 - 90.51                  (12.4)


---------------------------------------------------------------------------------------------------------------------------------
                                                      32,212                                                               (11.6)
---------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------
                                  Year of                        Fixed Margin/             Current                Fair Value
    Type of Contract              Maturity         MWh               Price $                Price $            (In $ Millions)
------------------------------------------------------------------------------------------------------------------------------
       Electricity
Swaps - Energy                      2005          656,400        66.50 - 150.00        141.50 - 155.00                  (21.0)
                                    2006          953,600        76.00 - 208.00        141.01 - 207.00                  (50.1)

------------------------------------------------------------------------------------------------------------------------------
                                                1,610,000                                                               (71.1)
------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------
                                                                    2005
Change in Fair Value of Derivative Instruments               (In $ Millions)
----------------------------------------------------------------------------
Fair value of contracts at January 1, 2005                              1.3
Net losses (gains) on contracts realized                               28.3
(Decrease) in fair value of all open contracts                       (123.1)
----------------------------------------------------------------------------
Fair value of contracts outstanding at September 30,                  (93.5)
----------------------------------------------------------------------------

---------------------------------------------------------------------------------------
(In Millions of Dollars)
---------------------------------------------------------------------------------------
                                                  Fair Value of Contracts
---------------------------------------------------------------------------------------
                                           Mature Within                       Total
Sources of Fair Value                        12 Months       Thereafter      Fair Value
---------------------------------------------------------------------------------------
Prices actively quoted                         $ (10.1)       $ (13.2)         $ (23.3)
Local published indicies                         (70.2)             -            (70.2)
---------------------------------------------------------------------------------------
                                               $ (80.3)       $ (13.2)         $ (93.5)
---------------------------------------------------------------------------------------

We measure the commodity risk of our derivative hedging instruments (indicated in the above table) using a sensitivity analysis. Based on a sensitivity analysis as of September 30, 2005, a 10% increase/decrease in heating oil and natural gas prices would decrease/increase the value of derivative instruments maturing in one year by $3.0 million. Further, a 10% increase/decrease in electricity and fuel prices would decrease/increase the value of derivative instruments maturing in one year by $16.1 million.

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

The following table sets forth selected financial data associated with these derivative financial instruments that were outstanding at September 30, 2005.

------------------------------------------------------------------------------------------------------------------------------------
                     Year of       Volumes        Floor          Ceiling          Fixed              Current           Fair Value
 Type of Contract    Maturity        mmcf          ($)             ($)            Price ($)          Price ($)       (In $ Millions)
------------------------------------------------------------------------------------------------------------------------------------
Options                 2005         3,370     5.50 - 6.40     5.50 - 8.70                 -       13.92 - 14.43               22.7
                        2006         7,070     5.50 - 6.40     5.50 - 8.70                 -       10.56 - 14.43               46.3
Swaps                   2005        22,807               -               -      5.95 - 13.45       13.92 - 14.43              140.8
                        2006        53,253               -               -      5.43 - 13.74       10.56 - 14.77              271.4
                        2007         9,350                                      6.94 - 11.34        8.39 - 11.78               19.9
------------------------------------------------------------------------------------------------------------------------------------
                                    95,850                                                                                    501.1
------------------------------------------------------------------------------------------------------------------------------------

See Note 4 to the  Consolidated  Financial  Statements  "Hedging and  Derivative
Financial   Instruments"  for  a  further  description  of  all  our  derivative instruments.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to KeySpan's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

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

PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings

See Note 6 to the Consolidated Financial Statements "Financial Guarantees and Contingencies."

Item 5.  Other Information

The following disclosure regarding the recent refinancing conducted by KEDNY would otherwise have been filed on Form 8-K under the heading "Item 101 - Entry into a Material Definitive Agreement" and "Item 2.03 - Creation of a Direct Financial Obligation or an Off-Sheet Balance Arrangement of a Registrant."

On November 1, 2005, KEDNY, issued $82,000,000 aggregate principal amount of 4.70% Gas Facilities Revenue Bonds, 2005 Series A (KEDNY Project) (the "Series A Refunding Bonds"). The Series A Refunding Bonds were issued to refund within 90 days NYSERDA's $41,000,000 outstanding principal amount of Adjustable Rate Gas Facilities Revenue Bonds, Series 1989A (KEDNY project) due 2024 and $41,000,000 outstanding principal amount of Adjustable Rate Gas Facilities Revenue Bonds, Series 1989B (KEDNY project) due 2024.

The Series A Refunding Bonds bear interest at a rate per annum of 4.70% and mature on February 1, 2024. Interest on the bonds is payable on February 1 and August 1 of each year, commencing on February 1, 2006. These bonds are subject to certain redemption provisions, including optional redemption at any time after February 1, 2016 by NYSERDA, at the direction of KEDNY, at a redemption price equal to the principal amount thereof; and extraordinary optional redemption by NYSERDA, at the direction of KEDNY, at a redemption price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest to the redemption date under certain limited circumstances.

The Series A Refunding Bonds are issued pursuant to and secured by an Indenture of Trust dated as of November 1, 2005 (the "Indenture") between NYSERDA and Citibank, N.A, as trustee (the "Trustee"). KEDNY also entered into a Participation Agreement, dated as of November 1, 2005 with NYSERDA. Pursuant to the terms of the Participation Agreement, KEDNY issued a Promissory Note related to the Series A Refunding Bonds under which it is obligated to pay to the trustee amounts sufficient for, together with other amounts held by the Trustee and available under the Indenture for application to, the payment of principal of and premium, if any, and interest on the Series A Refunding Bonds as the same become due and payable. The payment of the principal of, and interest on these bonds is unconditionally guaranteed by a Municipal Bond Insurance Policy issued by Financial Guaranty Insurance Company.

This description of the Indenture of Trust, Participation Agreement and Promissory Note related are subject to, and qualified in their entirety by, reference to the Indenture of Trust, Participation Agreement and Promissory Note attached hereto as Exhibits 10.1, 10.2 and 10.3, respectively, copies of which (including the form of the Promissory Note) are included as exhibits to this Form 10-Q.

On November 1, 2005, KEDNY, also issued $55,000,000 aggregate principal amount of Gas Facilities Revenue Bonds, 2005 Series B (KEDNY Project) (the "Series B Refunding Bonds"). The Series B Refunding Bonds were issued to refund within 90 days NYSERDA's $55,000,000 outstanding principal amount of Gas Facilities Revenue Bonds, Series C (KEDNY project) due 2025.

The Series B Refunding Bonds bear interest at an auction rate which is reset every seven days and mature on June 1, 2025. These bonds are subject to certain redemption provisions, including optional redemption at any time after February 1, 2016 by NYSERDA, at the direction of KEDNY, at a redemption price equal to the principal amount thereof; and extraordinary optional redemption by NYSERDA, at the direction of KEDNY, at a redemption price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest to the redemption date under certain limited circumstances.

The Series B Refunding Bonds are issued pursuant to and secured by an Indenture of Trust dated as of November 1, 2005 (the "Indenture") between NYSERDA and Citibank, N.A, as trustee (the "Trustee"). KEDNY also entered into a Participation Agreement, dated as of November 1, 2005 with NYSERDA. Pursuant to the terms of the Participation Agreement, KEDNY issued a Promissory Note related to the Series B Refunding Bonds under which it is obligated to pay to the trustee amounts sufficient for, together with other amounts held by the Trustee and available under the Indenture for application to, the payment of principal of, and premium, if any, and interest on the Series A Refunding Bonds as the same become due and payable. The payment of the principal of and interest on these bonds is unconditionally guaranteed by a Municipal Bond Insurance Policy issued by Financial Guaranty Insurance Company.

This description of the Indenture of Trust, Participation Agreement and Promissory Note related are subject to, and qualified in their entirety by, reference to the Indenture of Trust, Participation Agreement and Promissory Note attached hereto as Exhibits 10.4, 10.5 and 10.6, respectively, copies of which (including the form of the Promissory Note) are included as exhibits to this Form 10-Q.



Item 6.       Exhibits

10.1* Indenture of Trust between New York State Energy Research and Development Authority and Citibank, N.A. for the issuance of $82 million GFRB, 2005 Series A, 4.7% due February 2024 dated as of November 1, 2005

10.2* Participation Agreement between New York State Energy Research and Development Authority and The Brooklyn Union Gas Company d/b/a KeySpan Energy Delivery New York for the issuance of $82 million GFRB, 2005 Series A, 4.7% due February 2024 dated as of November 1, 2005

10.3* Promissory Note executed by The Brooklyn Union Gas Company d/b/a KeySpan Energy Delivery New York for $82 million GFRB, 2005 Series A, 4.7% due February 2024 dated as of November 1, 2005

10.4* Indenture of Trust between New York State Energy Research and Development Authority and Citibank, N.A. for the issuance of $55 million GFRB, 2005 Series B due June 2025 dated as of November 1, 2005

10.5* Participation Agreement between New York State Energy Research and Development Authority and The Brooklyn Union Gas Company d/b/a KeySpan Energy Delivery New York for the issuance of $55 million GFRB, 2005 Series due June 2025 dated as of November 1, 2005

10.6* Promissory Note executed by The Brooklyn Union Gas Company d/b/a KeySpan Energy Delivery New York for for the issuance of $55 million GFRB, 2005 Series B due June 2025 dated as of November 1, 2005

31.1*     Certification of the Chairman and Chief Executive  Officer pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                               KEYSPAN CORPORATION
                                                  (Registrant)



Date: November 4, 2005                         /s/ Gerald Luterman
                                               -----------------------------
                                                 Gerald Luterman
                                                 Executive Vice President and
                                                 Chief Financial Officer