Form 10-K
period 2005-12-31
KEYSPAN CORP
filed 2006-02-28
CIK 1062379

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF  1934

                   For the fiscal year ended December 31, 2005

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

     Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                              X Yes  ___No

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                              ___Yes  X No

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                              X Yes  ___No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                                              ___Yes  X No

     Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filler.

Large accelerated filer X     Accelerated filer__     Non-accelerated filer__

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                                                              ___Yes  X No

     The aggregate market value of the voting and non-voting common equity held by non-affiliates (174,014,400 shares) of the registrant was $7,150,251,696 based on the closing price of the New York Stock Exchange on February 23, 2006, of $41.09 per share.

     As of February 23, 2006, there were 174,573,840 shares of common stock, $.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The Proxy Statement dated on or about March 31, 2006 is incorporated by reference into Part III, Items 10, 11, 12 and 13 hereof.

                               KEYSPAN CORPORATION
                               INDEX TO FORM 10-K
                                                                                                               Page
                                                                                                               ----
                                     PART I
                                     ------
ITEM 1.       BUSINESS............................................................................................1
ITEM 1A       RISK FACTORS........................................................................................28
ITEM 1B       UNRESOLVED STAFF COMMENTS...........................................................................35
ITEM 2.       PROPERTIES..........................................................................................35
ITEM 3.       LEGAL PROCEEDINGS...................................................................................35
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................35

                                     PART II
                                     -------

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
              AND ISSUER PURCHASES OF EQUITY SECURITIES...........................................................36
ITEM 6.       SELECTED FINANCIAL DATA.............................................................................38
ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION................39
ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................................98
ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................................................95
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS..........................................................104
         NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.....................................................104
         NOTE 2.  BUSINESS SEGMENTS..............................................................................122
         NOTE 3.  INCOME TAX.....................................................................................127
         NOTE 4.  POSTRETIREMENT BENEFITS........................................................................128
         NOTE 5.  CAPITAL STOCK..................................................................................133
         NOTE 6.  LONG-TERM DEBT AND COMMERCIAL PAPER............................................................134
         NOTE 7.  CONTRACTUAL OBLIGATIONS, FINANCIAL GUARANTEES
                         AND CONTINGENCIES.......................................................................138
         NOTE 8.  HEDGING, DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUES......................................149
         NOTE 9.  GAS EXPLORATION AND PRODUCTION PROPERTY - DEPLETION............................................153
         NOTE 10.  ENERGY SERVICES- DISCONTINUED OPERATIONS......................................................154
         NOTE 11.  2006 LIPA SETTLEMENT..........................................................................156
         NOTE 12.  SUBSEQUENT EVENTS.............................................................................158
         NOTE 13.  KEYSPAN GAS EAST CORPORATION SUMMARY FINANCIAL DATA...........................................159
         NOTE 14.  SUPPLEMENTAL GAS AND OIL DISCLOSURES (UNAUDITED) .............................................165
         NOTE 15.  SUMMARY OF QUARTERLY INFORMATION (UNAUDITED) .................................................168
ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE...............................................................................171
ITEM 9A.      CONTROLS AND PROCEDURES............................................................................171
ITEM 9B.      OTHER INFORMATION..................................................................................175

                                    PART III
                                    --------

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................................................177
ITEM 11.      EXECUTIVE COMPENSATION.............................................................................177
ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
              RELATED STOCKHOLDER MATTERS........................................................................177
ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................................................177
ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES
ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES ...........................................................177

                                     PART I
                                     ------

ITEM 1.  BUSINESS

                               CORPORATE OVERVIEW

KeySpan Corporation ("KeySpan") is a member of the Standard and Poor's 500 Index. KeySpan is a New York corporation and a holding company under the Public Utility Holding Company Act of 2005 ("PUHCA 2005"). KeySpan was formed in May 1998, as a result of the business combination of KeySpan Energy Corporation, the parent of The Brooklyn Union Gas Company, and certain businesses of the Long Island Lighting Company ("LILCO"). On November 8, 2000, we acquired Eastern Enterprises ("Eastern"), now known as KeySpan New England, LLC ("KNE"), a Massachusetts limited liability company, which primarily owns Boston Gas Company ("Boston Gas"), Colonial Gas Company ("Colonial Gas") and Essex Gas Company ("Essex Gas"), gas utilities operating in Massachusetts, as well as EnergyNorth Natural Gas, Inc. ("EnergyNorth"), a gas utility operating principally in central New Hampshire. We also own, lease and operate electric generating plants in Nassau and Suffolk Counties on Long Island and in Queens County in New York City and are the largest electric generation operator in New York State. Under contractual arrangements, we provide power, electric transmission and distribution services, billing and other customer services for approximately 1.1 million electric customers of the Long Island Power Authority ("LIPA"). KeySpan's other operating subsidiaries are primarily involved in gas exploration and production; underground gas storage; liquefied natural gas ("LNG") storage; retail electric marketing; large energy-system ownership, installation and management; service and maintenance of energy systems; and engineering and consulting services. We also invest and participate in the development of natural gas pipelines, electric generation and other energy-related projects.

Recent Developments
-------------------

On February 25, 2006, Keyspan entered into an Agreement and Plan of Merger (the "Merger Agreement"), with National Grid PLC, a public limited company incorporated under the laws of England and Wales ("Parent") and National Grid USA, Inc, a New York Corporation ("Merger Sub"), pursuant to which Merger Sub will merge with and into KeySpan (the "Merger"), with KeySpan continuing as the surviving Company. Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock, par value $.01 per share of KeySpan (the "Shares"), other than shares owned by KeySpan, shall be canceled and shall be converted into the right to receive $42.00 in cash, without interest.

Consummation of the Merger is subject to various closing conditions, including but not limited to the satisfaction or waiver of conditions regarding the receipt of requisite regulatory approvals and the adoption of the Merger Agreement by the stockholders of KeySpan and the Parent. Assuming receipt or waiver of the foregoing, it is currently anticipated that the Merger will be consummated in early 2007. Accordingly, any statements contained herein concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions are "forward-looking statements" and do not take into account the occurrence or impact of any potential strategic transaction on the future operations, financial condition and cash flows of KeySpan. However, no assurance can be given that the Merger will occur, or, the timing of its completion.

At December 31, 2005, KeySpan was a holding company under the Public Utility Holding Company Act of 1935, as amended ("PUHCA 1935"). In August 2005, the Energy Policy Act of 2005 (the "Energy Act") was enacted. The Energy Act is a broad energy bill that places an increased emphasis on the production of energy and promotes the development of new technologies and alternative energy sources and provides tax credits to companies that produce natural gas, oil, coal, electricity and renewable energy. For KeySpan, one of the more significant provisions of the Energy Act was the repeal of PUHCA 1935, which became effective on February 8, 2006. Since that time, the jurisdiction of the Securities and Exchange Commission ("SEC") over certain holding company activities, including the regulation of our affiliate transactions and service companies, has been transferred to the jurisdiction of the Federal Energy Regulatory Commission ("FERC") pursuant to PUHCA 2005. See "Regulation and Rate Matters" for additional information on the Energy Act and PUHCA 2005. As used herein, "KeySpan," "we," "us" and "our" refers to KeySpan, its six principal gas distribution subsidiaries, and its other regulated and unregulated subsidiaries, individually and in the aggregate.

Under our holding company structure, we have no independent operations and conduct substantially all of our operations through our subsidiaries. Our subsidiaries operate in the following four business segments: Gas Distribution, Electric Services, Energy Services and Energy Investments.

The Gas Distribution segment consists of our six regulated gas distribution subsidiaries, which operate in New York, Massachusetts and New Hampshire and serve approximately 2.6 million customers.

The Electric Services segment consists of subsidiaries that manage the electric transmission and distribution ("T&D") system owned by LIPA; provide generating capacity and, to the extent required, energy conversion services for LIPA from our approximately 4,200 megawatts ("MW") of generating facilities located on Long Island; and manage fuel supplies for LIPA to fuel our Long Island generating facilities. The Electric Services segment also includes subsidiaries that own, lease and operate the 2,200 MW Ravenswood electric generation facility (the "Ravenswood Facility"), located in Queens County in New York City, and the 250 MW combined cycle generating unit (the "Ravenswood Expansion") which began full commercial operation in May 2004 (collectively, the Ravenswood Facility and the Ravenswood Expansion are referred to herein as the "Ravenswood Generating Station" and have a total electric capacity of 2,450 MW). Moreover, subsidiaries in this segment also provide retail marketing of electricity to commercial customers.

The Energy Services segment provides energy-related services to customers primarily located within the Northeastern United States, with concentrations in the New York City and Boston metropolitan areas. During January and February 2005, we disposed of our ownership interests in companies engaged in mechanical contracting activities under this segment.

The Energy Investments segment includes our gas exploration and production activities, domestic pipelines, gas storage facilities and LNG facilities and operations.

KeySpan's strategic vision is to be the premier energy company in the Northeastern United States. KeySpan is the largest gas distribution company in the Northeast and the fifth largest in the United States. KeySpan's size and scope enables it to provide enhanced cost-effective customer service; to offer our existing customers other services and products by building upon our existing customer relationships; and to capitalize on growth opportunities for natural gas expansion in the Northeast by expanding our infrastructure, primarily on Long Island and in New England.

KeySpan's principal executive offices are located at One MetroTech Center, Brooklyn, New York 11201 and 175 East Old Country Road, Hicksville, New York 11801, and its telephone numbers are (718) 403-1000 (Brooklyn) and (516) 755-6650 (Hicksville).

KeySpan makes available free of charge on or through its website, http://www.keyspanenergy.com (Investor Relations section), its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. You may also read and copy any of these documents at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public on the SEC's web site at www.sec.gov.

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

In New York, there are two separate, but contiguous service territories served by KEDNY and KEDLI, comprising approximately 1,417 square miles and 1.68 million customers. In Massachusetts, Boston Gas, Colonial Gas and Essex Gas serve three service territories consisting of 1,934 square miles and approximately 792,000 customers. In New Hampshire, EnergyNorth has a service territory that is contiguous to Colonial Gas' and ranges from within 30 to 85 miles of the greater Boston area. EnergyNorth provides service to approximately 80,000 customers over a service area of approximately 922 square miles. Collectively, KeySpan owns and operates gas distribution, transmission and storage systems that consist of approximately 23,336 miles of gas mains and distribution pipelines.

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

KeySpan actively promotes a competitive retail gas market by offering tariff firm transportation services to firm gas customers who elect to purchase their gas supplies from natural gas marketers rather than from the utility. In New York, KeySpan further facilitates competition by releasing its pipeline transportation capacity and offering bundled gas supply to natural gas marketers that would otherwise not be able to obtain their own capacity. In Massachusetts and New Hampshire, there are mandatory capacity assignment programs in place whereby capacity is released to natural gas marketers on behalf of customers they serve. However, net gas revenues are not significantly affected by customers opting to purchase their gas supply from other sources since delivery rates charged to transportation customers generally are the same as delivery rates charged to sales service customers.

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

New York Gas Distribution Systems - KEDNY and KEDLY Supply and Storage

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

Peak-Day Capability. The design criteria for the New York gas system assumes an average temperature of 0(0)F for peak-day demand. Under such criteria, we estimate that the requirements to supply our firm gas customers would amount to approximately 2,093 MDTH (one MDTH equals 1,000 DTH or 1 billion British Thermal Units) of gas for a peak-day during the 2005/06 winter season and that the gas available to us on such a peak-day amounts to approximately 2,177 MDTH.

The highest daily throughput most recently experienced occurred on January 15, 2006 in which the demand of the firm New York customers was 1,654 MDTH, and the average temperature was 20(degree)F. KEDNY and KEDLI have sufficient gas supply available to meet the requirements of their firm gas customers for the 2005/06 winter season.

Our New York firm gas peak-day capability is summarized in the following table:

                                  MDTH    per   % of
Source                            day           Total
----------------------------------------------------------

Pipeline                          842           39%
Underground Storage               800           37%
Peaking Supplies                  535           24%
                                  ---           ---

Total                             2,177         100%
                                ==========    =========

Pipelines. Our New York based gas distribution utilities purchase natural gas for sale under contracts with suppliers of natural gas located in domestic and Canadian supply basins and arrange for its transportation to our facilities under firm long-term contracts with interstate pipeline companies. For the 2005/06 gas year, approximately 73% of our New York natural gas supply was available from domestic sources and 27% from Canadian sources. We have available under firm contract 842 MDTH per day of year-round and seasonal pipeline transportation capacity. Our major providers of interstate pipeline capacity and related services include: Transcontinental Gas Pipe Line Corporation ("Transco"), Texas Eastern Transmission Corporation ("Tetco"), Iroquois Gas Transmission System, L.P. ("Iroquois"), Tennessee Gas Pipeline Company ("Tennessee"), Dominion Transmission Incorporated ("Dominion"), and Texas Gas Transmission Company.

Underground Storage. In order to meet winter demand in our New York service territories, we also have long-term contracts with Transco, Tetco, Tennessee, Dominion, Equitrans, Inc., National Fuel Gas Supply Corporation ("National Fuel") and Honeoye Storage Corporation ("Honeoye") for underground storage capacity of 60,766 MDTH and 800 MDTH per day of maximum deliverability.

Peaking Supplies. In addition to the pipeline and underground storage supply, we supplement our winter supply portfolio with peaking supplies that are available on the coldest days of the year to economically meet the increased requirements of our heating customers. Our peaking supplies include: (i) two LNG plants; (ii) peaking supply contracts with dual-fuel power producers located in our franchise areas; and (iii) peaking supply contracts with suppliers located outside our franchise area. For the 2005/06 winter season, we have the capability to provide maximum peaking supplies of 535 MDTH on extremely cold days. The LNG plants provide us with peak-day capacity of 394 MDTH and winter season availability of 2,053 MDTH. The peaking supply contracts with the dual fuel power producers provide us with peak-day capacity of 140 MDTH and winter season availability of 3,446 MDTH.

Gas Supply Management. We currently perform our New York-based gas supply management services internally.

Gas Costs. The current gas rate structure of each of these companies includes a gas adjustment clause pursuant to which variations between actual gas costs incurred and gas costs billed are deferred and subsequently refunded to or collected from firm customers.

Combined Gas Supply Portfolios. Effective November 1, 2005 the New York Department of Public Service authorized KEDNY and KEDLI to combine the planning, management and utilization of their respective gas supply portfolios to enable each company to serve its customers more reliably and cost effectively. Specifically, these companies plan the acquisition of incremental pipeline capacity, underground storage, gas supply and peaking supply contracts to meet projected growth in firm customer demand on a combined portfolio basis. This approach enables these companies to realize synergies that would otherwise not be attainable if they were to plan independently for the development of their respective portfolios. These two companies, by virtue of their geographic proximity, complementary customer demand profiles and similar gas contracts are able to add incremental capacity more effectively to meet expected customer demand growth by planning the portfolios on a combined basis.

Deregulation. Regulatory actions, economic factors and changes in customers and their preferences continue to reshape our gas operations. A number of customers currently purchase their gas supplies from natural gas marketers and then contract with us for local transportation, balancing and other unbundled services. In addition, our New York gas distribution companies release firm capacity on our interstate pipeline transportation contracts to natural gas marketers to ensure the marketers' gas supply is delivered on a firm basis and in a reliable manner. As of January 1, 2006, approximately 105,334 gas customers on the New York gas distribution system are purchasing their gas from marketers. However, net gas revenues are not significantly affected by customers opting to purchase their gas supply from other sources since delivery rates charged to transportation customers generally are the same as delivery rates charged to sales service customers.

New England Gas Distribution Systems - KEDNE Supply and Storage

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

Peak-Day Capability. The design criteria for the New England gas systems assumes an average temperature of -6(0)F in Massachusetts and -8(0)F in New Hampshire for peak-day demand. Under such criteria, we estimate that the requirements to supply our firm gas customers would amount to approximately 1,361 MDTH of gas for a peak-day during the 2005/06 winter season and that the gas available to us on such a peak-day amounts to approximately 1,420 MDTH.

The highest daily throughput most recently experienced occurred on January 15, 2006 in which the demand of the firm New England customers (which includes both firm sales and firm transportation) was 1,015 MDTH, and the average temperature was 15*F. KEDNE has sufficient gas supply available to meet the requirements of their firm gas customers for the 2005/06 winter season.

Our New England firm gas peak-day capability is summarized in the following table:

                                MDTH           % of
Source                         per day         Total
---------------------------------------------------------

Pipeline                       500            35%
Underground Storage            248            18%
Peaking Supplies               672            47%
                               ---            ---

Total                          1,420          100%
                              =======        ======

Pipelines. Our New England based gas distribution utilities purchase natural gas for sale under contracts with suppliers of natural gas located in domestic and Canadian supply basins and arrange for transportation to our facilities under firm long-term contracts with interstate pipeline companies. We have available under firm contract 500 MDTH per day of year-round and seasonal pipeline transportation capacity. Our major providers of interstate pipeline capacity and related services include: Algonquin Gas Transmission Company, Iroquois, Maritimes and Northeast Pipelines, Portland Natural Gas Transmission System, Tennessee and Tetco.

Underground Storage. In order to meet winter demand in our New England service territories, we also have long-term contracts with Tetco, Tennessee, Dominion, National Fuel and Honeoye for underground storage capacity of 23,280 MDTH and 248 MDTH per day of maximum deliverability.

Peaking Supplies. In addition to the pipeline and underground storage supply, we supplement our winter supply portfolio with peaking supplies that are available on the coldest days of the year to economically meet the increased requirements of our heating customers. Our peaking supplies include (i) local production plants that store LNG and liquid propane until vaporized, which are located strategically across the service territory; (ii) contracts for LNG storage and delivery with our LNG subsidiary, KeySpan LNG LP, located in Providence, Rhode Island; and (iii) Distrigas of Massachusetts located in Everett, Massachusetts. For the 2005/06 winter season, we have the capability to provide maximum peaking supplies of 672 MDTH on extremely cold days.

Gas Supply Management. From April 1, 2002 through March 31, 2005, we had an agreement with Coral Resources, L.P. ("Coral"), a subsidiary of Shell Oil Company, under which Coral assisted in the origination, structuring, valuation and execution of energy-related transactions on behalf of KEDNY and KEDLI. Upon the expiration of this agreement, these services are provided by KeySpan employees. We also have a portfolio management contract with Merrill Lynch Trading, under which Merrill Lynch Trading provides all of the city gate supply requirements at market prices and manages certain upstream capacity, underground storage and term supply contracts for KEDNE. This agreement has a three year term expiring on March 31, 2006. A new three year agreement has been negotiated between Merrill Lynch and the Massachusetts KEDNE utilities, whereby Merrill Lynch will assist in the origination, structuring, valuation and execution of energy related transactions for the Massachusetts portfolio. This agreement is pending approval by the Massachusetts Department of Telecommunications and Energy ("MADTE"). In New Hampshire, these services will be provided by KeySpan employees.

Gas Costs. The current gas rate structure of each of these companies includes a gas adjustment clause pursuant to which variations between actual gas costs incurred and gas costs billed are deferred and subsequently refunded to or collected from firm customers.

For additional information and for financial information concerning the gas distribution segment, see the discussion in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Gas Distribution" and Note 2 to the Consolidated Financial Statements, "Business Segments".

ELECTRIC SERVICES OVERVIEW

We are the largest electric generator in New York State. Our subsidiaries own and operate 5 large generating plants and 10 smaller facilities which are comprised of 57 generating units in Nassau and Suffolk Counties on Long Island and the Rockaway Peninsula in Queens. In addition, we own, lease and operate the Ravenswood Generating Station located in Queens County, which is the largest generating facility in New York City. The Ravenswood Generating Station is comprised of 3 large steam-generating units, a recently completed 250 MW combined cycle generating unit and 17 gas turbine generators. We also operate and maintain a 55 MW gas turbine unit in Greenport, Long Island under an agreement with a third party.

As more fully described below, we: (i) provide to LIPA all operation, maintenance and construction services and significant administrative services relating to the Long Island electric T&D system pursuant to a Management
Services Agreement (the "1998 MSA"); (ii) supply LIPA with electric generating capacity, energy conversion and ancillary services from our Long Island generating units pursuant to a Power Supply Agreement (the "1998 PSA"); and
(iii) manage all aspects of the fuel supply for our Long Island generating facilities, as well as all aspects of the capacity and energy owned by or under contract to LIPA pursuant to an Energy Management Agreement (the "1998 EMA"). The 1998 MSA, 1998 PSA and 1998 EMA became effective on May 28, 1998 and are collectively referred to herein as the "1998 LIPA Agreements."

On February 1, 2006, KeySpan and LIPA entered into (i) an amended and restated Management Services Agreement (the "2006 MSA"), pursuant to which KeySpan will continue to operate and maintain the electric T&D System owned by LIPA on Long Island; (ii) a new Option and Purchase and Sale Agreement (the "2006 Option Agreement"), which allows LIPA to purchase either or both of KeySpan's Barrett and Far Rockaway generating stations and which replaces the Generation Purchase Rights Agreement (the "GPRA"), pursuant to which LIPA had the option, through December 15, 2005, to acquire substantially all of the electric generating facilities owned by KeySpan on Long Island; and (iii) a Settlement Agreement (the "2006 Settlement Agreement") resolving outstanding issues between the parties regarding the 1998 LIPA Agreements. The 2006 MSA, the 2006 Option Agreement and the 2006 Settlement Agreement are collectively referred to herein as the "2006 LIPA Agreements". In the event LIPA exercises its rights under the 2006 Option Agreement, KeySpan and LIPA will enter into an operation and maintenance agreement, pursuant to which KeySpan would continue to operate the subject generating units, as well as related amendments to the 1998 PSA and 1998 EMA. The 2006 LIPA Agreements will become effective as of January 1, 2006, following receipt of all necessary governmental approvals, which are pending. The effectiveness of each of the 2006 LIPA Agreements is conditioned upon all of the 2006 LIPA Agreements becoming effective.

Portions of our Electric Services business can be affected by seasonal weather conditions and market conditions. The majority of the capacity revenue associated with the Ravenswood Generating Station is realized during the six months between May and October of each year. Energy and ancillary service sales from our Ravenswood Generating Station are directly correlated to the demand for electricity and competition from other resources. Typically, the demand and price for electricity increases during extreme temperature conditions. However, depending on the availability of alternative competitive supply, extreme temperature conditions may not result in increased revenue. As a result, fluctuations in weather and competitive supply between years may have a significant effect on our results of operations for our Electric Services business.

Generating Facility Operations

In June 1999, we acquired the 2,200 MW Ravenswood Facility located in New York City from Consolidated Edison Company of New York, Inc. ("Consolidated Edison") for approximately $597 million. In order to reduce our initial cash requirements to finance this acquisition, we entered into an arrangement with an unaffiliated variable interest entity through which we lease a portion of the Ravenswood Facility. Under the arrangement, the variable interest entity acquired a portion of the facility directly from Consolidated Edison and leased it to our wholly owned subsidiary, KeySpan-Ravenswood, LLC ("KSR"). For more information concerning this lease arrangement, see Note 7 to the Consolidated Financial Statements, "Contractual Obligations, Financial Guarantees and Contingencies."

In 2004, we completed construction of the Ravenswood Expansion, a 250 MW combined cycle generating unit at the Ravenswood Facility, thereby increasing the total electric capacity of the Ravenswood Facility to 2,450 MW. In mid-May 2004, the Ravenswood Expansion began full commercial operations. To finance the Ravenswood Expansion, we entered into a leveraged lease financing arrangement pursuant to which the Ravenswood Expansion was acquired by an unaffiliated lessor from KSR and simultaneously leased back to it. This lease transaction qualifies as an operating lease under SFAS 98. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - "Electric Services Revenue Mechanisms" for a further discussion of these matters.

The Ravenswood Generating Station sells capacity, energy and ancillary services into the New York Independent System Operator ("NYISO") electricity market at market-based rates, subject to mitigation. The Ravenswood Generating Station Facility has the ability to provide approximately 25% of New York City's capacity requirements and is a strategic asset that is available to serve residents and businesses in New York City.

The Ravenswood Generating Station and our New York City Operations

Currently, the NYISO's New York City local reliability rules require that 80% of the electric capacity needs of New York City be provided by "in-City" generators. On February 9, 2006, the NYISO Operating Committee increased the "in-City" generator requirement to 83% beginning in May 2006 through the period ending on April 2007, based in part on the statewide reserve margin of 118% set by the New York State Reliability Council. On February 16, 2006, an appeal was filed with the NYISO Management Committee requesting that the February 9th decision be rejected and that the "in-City" requirement be increased to a larger percentage than 83%. A vote on this appeal is expected to occur at the NYISO Management Committee meeting scheduled for February 28, 2006.

Our Ravenswood Generating Station is an "in-City" generator. As the electric infrastructure in New York City and the surrounding areas continues to change and evolve and the demand for electric power increases, the "in-City" generator requirement could be further modified. Construction of new transmission and generation facilities may cause significant changes to the market for sales of capacity, energy and ancillary services from our Ravenswood Generating Station. Recently 500 MW of capacity came on line and it is anticipated that another 500 MW of new capacity may be available during 2006 as a result of the completion of an in-City generation project currently under construction. We cannot, however, be certain as to when the new power plant will be in operation or the nature of future New York City energy, capacity or ancillary services market requirements or design.

KeySpan continues to believe that New York City represents a strong capacity market and has entered into an International Swap Dealers Association ("ISDA") Master Agreement for a fixed for float unforced capacity financial swap (the
"Swap Agreement") with Morgan Stanley Capital Group Inc. ("Morgan Stanley") dated as of January 18, 2006. The Swap Agreement has a three year term beginning May 1, 2006, (assuming a condition to effectiveness has been satisfied by such date). The notional quantity is 1,800,000kW (the "Notional Quantity") of In-City Unforced Capacity and the fixed price is $7.57/kW-month ("Fixed Price"), subject to adjustment upon the occurrence of certain events. Settlement would occur on a monthly basis based on the In-City Unforced Capacity price determined by the relevant New York Independent System Operator Spot Demand Curve Auction Market ("Floating Price"). For each monthly settlement period, the price difference will equal the Fixed Price minus the Floating Price. If such price difference is less than zero, Morgan Stanley will pay KeySpan an amount equal to the product of (a) the Notional Quantity and (b) the absolute value of such price difference. Conversely, if such price difference is greater than zero, KeySpan will pay Morgan Stanley an amount equal to the product of (a) the Notional Quantity and (b) the absolute value of such price difference. KeySpan believes that the average annual monthly capacity market price will settle above the Fixed Price.

The New York  State  competitive  wholesale  market  for  capacity,  energy  and ancillary services administered by the NYISO is still evolving and FERC has adopted several price mitigation measures which are subject to rehearing and possible judicial review. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - "Regulatory Issues and Competitive Environment" for a further discussion of these matters.

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

The following table indicates the 2005 summer capacity of all of our steam generation facilities and gas turbine ("GT") units as reported to the NYISO:

--------------------------------------------------------------------------------
Location of Units           Description                        Units      MW
                                                  Fuel
--------------------------------------------------------------------------------
Long Island City            Steam Turbine         Dual*        3          1737
Long Island City            Combined Cycle        Dual*        1          226
Northport, L.I.             Steam Turbine         Dual*        4          1550
Port Jefferson, L.I.        Steam Turbine         Dual*        2          388
Glenwood, L.I.              Steam Turbine         Gas          2          240
Island Park, L.I.           Steam Turbine         Dual*        2          396
Far Rockaway, L.I.          Steam Turbine         Dual*        1          110
Long Island City            GT Units              Dual*        17         438
Glenwood and Port           GT Units              Dual         4          154
Jefferson Energy Center,
L.I.
Throughout L.I.             GT Units              Dual*        12         301
Throughout L.I.             GT Units              Oil          30         1060
                                                               --         ----

TOTAL                                                          78         6600

================================================================================
*Dual - Oil (#2 oil or #6 residual oil) or kerosene, and natural gas.


For additional information and for financial information concerning the Electric Services segment, see the discussion in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Electric Services" and Note 2 to the Consolidated Financial Statements, "Business Segments".

Agreements with LIPA

LIPA is a corporate municipal instrumentality and a political subdivision of the State of New York. On May 28, 1998, certain of LILCO's business units were merged with KeySpan and LILCO's common stock and remaining assets were acquired by LIPA. At the time of this transaction, KeySpan and LIPA entered into three major long-term service agreements, the 1998 MSA, 1998 PSA and 1998 EMA. Under these agreements, as well as through additional power purchase agreements, KeySpan provides: 4,214 MW of power generation capacity and energy conversion services; operation, maintenance and capital improvement services for LIPA's transmission and distribution system; and energy management services.

On February 1, 2006, KeySpan and LIPA entered into the 2006 LIPA Agreements which will become effective as of January 1, 2006, following receipt of all necessary governmental approvals, which are pending. The effectiveness of each of the 2006 LIPA Agreements is conditioned upon all of the 2006 LIPA Agreements becoming effective.

2006 Settlement Agreement. Pursuant to the terms of the 2006 Settlement Agreement, KeySpan and LIPA agreed to resolve issues that have existed between the parties relating to the various agreements effective in May 1998. In addition to the resolution of these matters, KeySpan's entitlement to utilize LILCO's available tax credits and other tax attributes will increase from approximately $50 million to approximately $200 million. These credits and attributes may be used to satisfy KeySpan's previously incurred indemnity obligation to LIPA for any federal income tax liability that may result from the settlement of a pending Internal Revenue Service ("IRS") audit for LILCO's tax year ended March 31, 1999. In recognition of these items, as well as for the modification and extension of the 1998 MSA and the elimination of the GPRA, upon effectiveness of the 2006 Settlement Agreement KeySpan will record a contractual asset in the amount of approximately $160 million, of which approximately $110 million will be attributed to the right to utilize such additional tax credits and attributes and approximately $50 million will be amortized over the eight year term of the 2006 MSA. In order to compensate LIPA for the foregoing, KeySpan will pay LIPA $69 million in cash and will settle certain accounts receivable in the amount of approximately $90 million due from LIPA.

Generation Purchase Rights Agreement and 2006 Option Agreement. Under an amended GPRA, LIPA had the right to acquire KeySpan's interest in KeySpan Generation LLC, which includes all of our Long Island-based generating assets formerly owned by LILCO, at fair market value at the time of the exercise of such right. LIPA was initially required to exercise its option by May 2005, but KeySpan and LIPA agreed to extend the date by which LIPA was to make this determination to December 15, 2005. Pursuant to the December 2005 settlement between KeySpan and LIPA, the parties entered into the 2006 Option Agreement, whereby LIPA has the option during the period January 1, 2006 to December 31, 2006 to purchase only KeySpan's Far Rockaway and/or E.F. Barrett Generating Stations (and certain related assets) at a price equal to the net book value of each facility. The 2006 Option Agreement replaces the GPRA, the expiration of which has been stayed pending effectiveness of the 2006 LIPA Agreements which are pending governmental approvals. In the event such agreements do not become effective by reason of failure to secure requisite governmental approvals, the GPRA will be reinstated for a period of 90 days. If LIPA were to exercise the option and purchase one or both of the generation facilities (i) LIPA and KeySpan will enter into an operation and maintenance agreement, pursuant to which KeySpan will continue to operate these facilities through May 28, 2013 for a fixed management fee plus reimbursement for certain costs; and (ii) the 1998 PSA and 1998 EMA would be amended to reflect that the purchased generating facilities would no longer be covered by those agreements. It is anticipated that the fees received pursuant to the operation and maintenance agreement will offset the reduction in the operation and maintenance expense recovery component of the 1998 PSA and the reduction in fees under the 1998 EMA.

It is also contemplated that to the extent any emission credits attributable to the acquired facilities are not needed to satisfy the operating requirements of such plants, such excess emissions credits will be pooled and applied pro rata to satisfy the operating requirements of KeySpan's generating facilities subject to the amended PSA. Thereafter, any remaining credits attributable to the acquired plants may be sold by LIPA, who shall retain 100% of the net proceeds.

Management Services Agreement. Pursuant to the 1998 MSA, we perform day-to-day operation and maintenance services and capital improvements for LIPA's transmission and distribution system, including, among other functions, transmission and distribution facility operations, customer service, billing and collection, meter reading, planning, engineering, and construction, all in accordance with policies and procedures adopted by LIPA. KeySpan furnishes such services as an independent contractor and does not have any ownership or leasehold interest in the transmission and distribution system.

In exchange for providing these services, we are reimbursed for our budgeted costs and entitled to earn an annual management fee of $10 million and may also earn certain cost-based incentives, or be responsible for certain cost-based penalties. The incentives provided us the ability to retain 100% of the first $5 million of budget underruns and 50% of any additional budget underruns up to 15% of the total cost budget. Thereafter, all savings accrued to LIPA. The penalties required us to absorb any total cost budget overruns up to a maximum of $15 million in any contract year.

In addition to the foregoing cost-based incentives and penalties, the agreement provided for performance-based incentives for performance above certain threshold target levels and subject to disincentives for performance below certain other threshold levels, with an intermediate band of performance in which neither incentives nor disincentives apply, for system reliability, worker safety, and customer satisfaction. In 2005, we earned $7.4 million in non-cost performance incentives.

The 1998 MSA was originally set to expire on May 28, 2006, but in 2005 it was extended through December 31, 2008, in connection with the extension of the option period under the GPRA as was more fully described in the discussion on "Generation Purchase Rights Agreement and 2006 Option Agreement" above.

As a result of the recent negotiations and settlement between KeySpan and LIPA discussed above, the parties entered into a 2006 MSA. Under the 2006 MSA, KeySpan will continue to perform the day-to-day operation and maintenance services and capital improvements on LIPA's T&D System, including among other functions, T&D facility operations, customer service, meter reading, planning, engineering, and construction, all in accordance with prudent utility practice and policies and procedures adopted by LIPA. The 2006 MSA will not become effective unless and until all governmental approvals are received and, only if all of the 2006 LIPA Agreements are approved. If all governmental approvals are received, then the 2006 MSA will be implemented with an effective date of January 1, 2006 and will operate through December 31, 2013.

In place of the previous compensation structure (whereby KeySpan was reimbursed for budgeted costs, and earned a management fee and certain performance and cost-based incentives), KeySpan's compensation for managing the T&D System under the 2006 MSA consists of two components: a minimum compensation component of $224 million per year and a variable component based on electric sales. The $224 million component will remain unchanged for three years and then increase annually by 1.7%, plus inflation. The variable component, which will comprise no more than 20% of KeySpan's compensation, is based on electric sales on Long Island exceeding a base amount of 16,558 gigawatt hours, increasing by 1.7% in each year. Above that level, KeySpan will receive approximately 1.34 cents per kilowatt hour for the first contract year, 1.29 cents per kilowatt hour in the second contract year (plus an annual inflation adjustment), 1.24 cents per kilowatt hour in the third contract year (plus an annual inflation adjustment), with the per kilowatt hour rate thereafter adjusted annually by inflation. Subject to certain limitations, KeySpan will be able to retain all operational efficiencies realized during the term of the 2006 MSA.

LIPA will continue to reimburse KeySpan for certain expenditures incurred in connection with the operation and maintenance of the T&D System, and other payments made on behalf of LIPA, including: real property and other T&D System taxes, return postage, capital construction expenditures and storm costs.

The 2006 MSA provides for a number of performance metrics measuring various aspects of KeySpan's performance in the operations and customer service areas. Poor performance in any metric may subject KeySpan to financial and other non-cost penalties (such financial penalties not to exceed $7 million in the aggregate for all performance metrics in any contract year). Subject to certain limitations, superior performance in certain metrics can be used to offset underperformance in other metrics. Consistent failure to meet threshold performance levels for two metrics, System Average Interruption Duration Index (two out of three consecutive years) and Customer Satisfaction Index (three consecutive years), will constitute an event of default under the 2006 MSA.

Should LIPA sell the T&D System to a private entity during the term of the 2006 MSA, LIPA shall have the right to terminate the 2006 MSA, provided that LIPA will be required to pay KeySpan's reasonable transition costs and a termination fee of (a) $28 million if the termination date occurs on or before December 31, 2009, and (b) $20 million if the termination date occurs after December 31, 2009.

Power Supply Agreement. A KeySpan subsidiary sells to LIPA all of the capacity and, to the extent requested, energy conversion services from our Long Island-based oil and gas-fired generating plants. Sales of capacity and energy conversion services are made under rates approved by the FERC in accordance with the terms of the PSA. Since October 1, 2004, pursuant to a FERC approved settlement, the rates reflect a cost of equity of 9.5% with no revenue increase in the first year of the new rate period. The FERC also approved updated operating and maintenance expense levels and KeySpan's recovery of certain other costs as agreed to by the parties. Rates charged to LIPA include a fixed and variable component. The variable component is billed to LIPA on a monthly basis and is dependent on the number of megawatt hours ("MWh") dispatched. LIPA has no obligation to purchase energy conversion services from us and is able to purchase energy or energy conversion services on a least-cost basis from all available sources consistent with existing interconnection limitations of the T&D system. The PSA provides incentives and penalties that can total $4 million annually for the maintenance of the output capability and the efficiency of the generating facilities. In 2005, we earned $4 million in incentives under the PSA.

The 1998 PSA runs for an original term of 15 years, expiring in 2013. The 1998 PSA has a renewal provision for an additional 15 years on similar terms at LIPA's option. However, the 1998 PSA provides LIPA the option of electing to reduce or "ramp-down" the capacity it purchases from us in accordance with agreed-upon schedules. In years 7 through 10 of the 1998 PSA, if LIPA elects to ramp-down, we are entitled to receive payment for 100% of the present value of the capacity charges otherwise payable over the remaining term of the 1998 PSA. If LIPA ramps-down the generation capacity in years 11 through 15 of the 1998 PSA, the capacity charges otherwise payable by LIPA will be reduced in accordance with a formula established in the 1998 PSA. If LIPA exercises its ramp-down option, KeySpan may use any capacity released by LIPA to bid on new LIPA capacity requirements or to replace other ramped-down capacity. If we continue to operate the ramped-down capacity, the 1998 PSA requires us to use reasonable efforts to market the capacity and energy from the ramped-down capacity and to share any profits with LIPA. The 1998 PSA will be terminated in the event that LIPA purchases, at fair market value, all of KeySpan's interest in KeySpan Generation LLC pursuant to GPRA discussed in greater detail above

Energy Management Agreement. Pursuant to the 1998 EMA, KeySpan (i) procures and manages fuel supplies for LIPA to fuel our Long Island generating facilities acquired from LILCO in 1998; (ii) performs off-system capacity and energy purchases on a least-cost basis to meet LIPA's needs; and (iii) makes off-system sales of output from the Long Island generating facilities and other power supplies either owned or under contract to LIPA. LIPA is entitled to two-thirds of the profit from any off-system electricity sales arranged by us. The original term for the fuel supply service described in (i) above is fifteen years, expiring May 28, 2013, and the original term for the off-system purchases and sales services described in (ii) and (iii) above is eight years, expiring May 28, 2006. In 2005, the EMA was amended to extend the term for the services described in (ii) and (iii) through December 31, 2006.

In exchange for these services, we earn an annual fee of $1.5 million, plus an allowance for certain costs incurred in performing services under the EMA. The EMA further provides incentives and disincentives up to $5 million annually for control of the cost of fuel purchased on behalf of LIPA. In 2005, we earned EMA incentives in an aggregate of $5 million.

We also have an inventory of sulfur dioxide ("SO2") and nitrogen oxide ("NOx") emission allowances that may be sold to third party purchasers. The amount of allowances varies from year to year relative to the level of emissions from the Long Island generating facilities, which is greatly dependent on the mix of natural gas and fuel oil used for generation and the amount of purchased power that is imported onto Long Island. In accordance with the 1998 PSA, 33% of emission allowance sales revenues attributable to the Long Island generating facilities is retained by KeySpan and the other 67% is credited to LIPA. LIPA also has a right of first refusal on any potential emission allowance sales of the Long Island generating facilities. Additionally, KeySpan voluntarily entered into a memorandum of understanding with the New York State Department of Environmental Conservation ("NYSDEC"), which memorandum prohibits the sale of SO2 allowances into certain states and requires the purchaser to be bound by the same restriction, which may marginally affect the market value of the allowances.

In March 2005, LIPA issued a Request for Proposal ("RFP") to provide system power supply management services beginning May 29, 2006 and fuel management services for certain of its peaking generating units beginning January 1, 2006. A KeySpan subsidiary is currently performing these services. KeySpan submitted a bid in response to the new RFP in April 2005. LIPA was scheduled to select a service provider in June 2005, but has deferred such decision at this time. We cannot predict the outcome or the timing of any decisions by LIPA on this matter at this time. Pending LIPA's determination on the RFP, the EMA was extended through December 31, 2006.

Power Purchase Agreements with KeySpan Glenwood and KeySpan Port Jefferson. KeySpan Glenwood Energy Center, LLC and KeySpan Port Jefferson Energy Center LLC each have 25 year power purchase agreements with LIPA expiring in 2027 (the "2002 LIPA PPAs"). Under the terms of the 2002 LIPA PPAs, these subsidiaries sell capacity, energy conversion services and ancillary services to LIPA. Each plant is designed to produce 79.9 MW. Pursuant to the 2002 LIPA PPAs, LIPA pays a monthly capacity fee, which guarantees full recovery of each plant's construction costs, as well as an appropriate rate of return on investment.

Other Contingencies. In 2005, LIPA completed the strategic organizational review initiative it commenced in 2004. As part of its strategic review, LIPA engaged a team of advisors and consultants, held public hearings and explored its strategic options, including continuing its existing operations, municipalizing, privatizing, selling some, but not all of its assets, becoming a regulator of rates and services, or merging with one or more utilities. The strategic review team also considered whether LIPA should exercise its option under the GPRA. Upon completion of its strategic review, LIPA determined that it would continue its existing organizational structure and engage KeySpan in the renegotiation of the 1998 MSA, GPRA and related agreements. As stated above, these negotiations culminated in the parties entering into the 2006 LIPA Agreements. As previously noted, the 2006 LIPA Agreements are subject to receipt of governmental approvals. Also, the LIPA Agreements do not preclude LIPA from continuing to explore privatization, municipalization or other strategic alternatives.

Other Rights. Pursuant to other agreements between LIPA and KeySpan, certain future rights have been granted to LIPA. Subject to certain conditions, these rights include the right for 99 years (from May 1998) to lease or purchase, at fair market value, parcels of land and to acquire unlimited access to, as well as appropriate easements at, the Long Island generating facilities for the purpose of constructing new electric generating facilities to be owned by LIPA or its designee. Subject to this right granted to LIPA, KeySpan has the right to sell or lease property on or adjoining the Long Island generating facilities to third parties.

We own common plant assets (such as administrative office buildings and computer systems) formerly owned by LILCO and recover an allocable share of the carrying costs of such plant assets through the MSA. KeySpan has agreed to provide LIPA, for a period of 99 years (from May 1998), the right to enter into leases at fair market value for common plant assets or sub-contract for common services which it may assign to a subsequent manager of the transmission and distribution system. We have also agreed: (i) for a period of 99 years (from May 1998) not to compete with LIPA as a provider of transmission or distribution service on Long Island; (ii) that LIPA will share in synergy (i.e., efficiency) savings over a 10-year period attributed to the May 28, 1998 transaction which resulted in the formation of KeySpan (estimated to be approximately $1 billion), which savings are incorporated into the cost structure under the LIPA Agreements; and (iii) generally not to commence any tax certiorari case (during the pendency of the 1998 PSA) challenging certain property tax assessments relating to the former LILCO Long Island generating facilities.

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

ENERGY SERVICES OVERVIEW

The Energy Services segment includes companies that provide energy-related services to customers located primarily within the Northeastern United States, with concentrations in the New York City and Boston metropolitan areas. Subsidiaries in this segment provide residential and small commercial customers with service and maintenance of energy systems and appliances, as well as operation and maintenance, design, engineering, consulting and fiber optic services to commercial, institutional and industrial customers. Our subsidiaries in this segment have over 200,000 service contracts in place to provide home energy services, completed over 250,000 service calls during 2005 and completed more than 16,000 installations during 2005.

In January and February of 2005, KeySpan sold its mechanical contracting subsidiaries in this segment and exited such businesses. These subsidiaries were engaged in design, building, installing and servicing heating, ventilation and air conditioning ("HVAC") systems and plumbing systems for industrial and commercial customers. In the fourth quarter of 2004, KeySpan's investment in its discontinued mechanical contracting subsidiaries was written-down to an estimated fair value. For additional information concerning the Energy Services segment, see the discussion in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Energy Services" contained herein.

For additional information and financial information concerning the Energy Services segment, see the discussion in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Energy Services",
Item 8. "Financial Statements and Supplementary Data", Note 2 to the Consolidated Financial Statements, "Business Segments" and Note 10 "Energy Services - "Discontinued Operations".

ENERGY INVESTMENTS OVERVIEW

We are also engaged in Energy Investments which includes gas exploration and production activities, domestic pipelines, gas storage facilities and LNG facilities and operations.

Gas Exploration and Production

KeySpan is engaged in the exploration for and production of domestic natural gas and oil through wholly-owned subsidiaries Seneca-Upshur Petroleum, Inc., d/b/a KeySpan Production & Development Company ("Seneca-Upshur") and KeySpan Exploration and Production, LLC ("KeySpan Exploration and Production"). KeySpan Exploration and Production is involved in a joint venture with The Houston Exploration Company ("Houston Exploration"), a former subsidiary of KeySpan, to explore for and produce natural gas and oil. KeySpan Exploration and
Production's remaining venture assets are primarily proved undeveloped oil reserves located off the Gulf of Mexico in the South Timbalier and Mustang Island areas.

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

As indicated above, as a result of the transactions with Houston Exploration, Seneca-Upshur, headquartered in Buckhannon, West Virginia, owns and operates onshore gas producing properties, and operates approximately 1,300 wells in north central West Virginia and southern Pennsylvania. To manage the inherent volatility in commodity prices, Seneca-Upshur entered into a three-year hedge for a majority of its production.

Domestic Pipelines and Gas Storage Facilities

We own a 20.4% interest in Iroquois Gas Transmission System LP, a partnership of affiliates of six U.S. and Canadian energy companies, which is the owner of a 411-mile interstate natural gas pipeline extending from the U.S.-Canadian border at Waddington, NY through western Connecticut to its terminus in Commack, NY, and from Huntington to the Bronx. Its wholly owned subsidiary, the Iroquois Pipeline Operating Company, headquartered in Shelton, Connecticut, is the agent for and operator of the pipeline. The Iroquois pipeline can transport up to 1,124,500 DTH per day of Canadian gas supply from the New York-Canadian border to markets in the Northeastern United States. KeySpan is also a shipper on Iroquois and currently transports up to 304,950 DTH of gas per day.

We also have a 50% interest in Islander East Pipeline Company, LLC ("Islander East"), which was created to pursue the authorization and construction of an interstate pipeline from Connecticut, across Long Island Sound, to a terminus near Shoreham, Long Island. In addition, we own a 21% ownership interest in the Millennium Pipeline project which is anticipated to transport up to 525,000 DTH of natural gas a day from Corning to Ramapo, New York, interconnecting with the pipeline systems of various other utilities in New York.

We are also the owner and operator of a 600,000 barrel LNG storage and receiving facility located in Providence, Rhode Island, known as KeySpan LNG. We acquired the KeySpan LNG facility from Algonquin LNG, a subsidiary of Duke Energy on December 12, 2002. Our subsidiary, Boston Gas is the facility's largest customer and contracts for more than half of the LNG facility's storage. KeySpan LNG is regulated by FERC.

For additional information concerning these energy related investments in pipelines and gas storage facilities, see the discussion on "Energy Investments" in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations contained herein.

We also have equity investments in two gas storage facilities in the State of New York: Honeoye Storage Corporation and Steuben Gas Storage Company. We own a 52% interest in Honeoye, an underground gas storage facility which provides up to 4.3 billion cubic feet of storage service to New York and New England. Additionally, we own 34% of a partnership that has a 50% interest in the Steuben facility that provides up to 6.2 billion cubic feet of storage service to New Jersey and Massachusetts.

Former Energy Investments

KeySpan had previously been involved in natural gas distribution and pipeline activities in the United Kingdom. However, on March 18, 2005, KeySpan sold its 50% interest in Premier Transmission Limited ("Premier"), a gas pipeline from southwest Scotland to Northern Ireland pursuant to an agreement among KeySpan, its 50% partner, BG Energy Holdings Limited and Premier Transmission Financing Public Limited Company ("PTFPL"), pursuant to which all of the outstanding shares of PTL were purchased by PTFPL. In two transactions in April and December 2004, KeySpan sold its ownership in KeySpan Energy Canada Partnership ("KeySpan Canada") a company that owned certain midstream natural gas assets in Western Canada.

For additional information and financial information concerning the Energy Investments segment, see the discussion in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - "Energy Investments" and Note 2 to the Consolidated Financial Statements, "Business Segments".

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

Air. The Federal Clean Air Act ("CAA") provides for the regulation of a variety of air emissions from new and existing electric generating plants. Final permits in accordance with the requirements of Title V of the 1990 amendments to the CAA have been issued for all of our electric generating facilities, with the exception of two 79 MW simple cycle gas turbine facilities which were constructed in 2002. These units currently are permitted under New York State Facility permits and Title V permits have been timely applied for and are pending issuance by the NYSDEC. Renewal applications were submitted in a timely manner for 13 existing facilities whose initial permits were to expire in 2004. To date, all of the permits except one were renewed and the remaining renewal application has been deemed complete by NYSDEC and is undergoing final review by the United States Environmental Protection Agency ("EPA"). During 2005, a timely renewal application was submitted for a facility whose permit expires in 2006. The permits and timely renewal applications allow our electric generating plants to continue to operate without any additional significant expenditures, except as described below.

Our generating  facilities are located within a CAA ozone  non-attainment and PM
2.5 (fine particulate matter) non-attainment area, and are subject to Phase I, II and III NOX reduction requirements established under the Ozone Transport Commission ("OTC") memorandum of understanding and forthcoming requirements under the Clean Air Interstate Rule ("CAIR") designed to address both ozone and particulate matter. Our previous investments in low NOX boiler combustion modifications, the use of natural gas firing systems at our steam electric generating stations, and the compliance flexibility available under these cap and trade programs, have enabled KeySpan to achieve the emission reductions required in a cost-effective manner. KeySpan is developing its compliance strategy in response to the implementation of CAIR, which is expected in 2009. Since detailed requirements under CAIR have not yet been fully articulated, it is not possible to definitively estimate capital expenditures that may be required to meet these regulatory mandates. Although it is anticipated that NOx control equipment may be required at one or more of KeySpan's Long Island facilities at a cost of between $25 to $35 million. However, such amounts are recoverable from LIPA pursuant to the 1998 PSA, or if applicable, the 2006 PSA.

In 2003, New York State promulgated regulations which establish separate NOX and SO2 emission reduction requirements on electric generating facilities in New York State, which commenced in late 2004 for NOX emissions and in 2005 for SO2 emissions. KeySpan's facilities have been able to comply with the NOX requirements without material additional capital expenditures because of previously installed emissions control equipment and gas combustion capability. SO2 compliance was achieved through a reduction in the sulfur content of the fuel oil used in our Northport and Port Jefferson facilities and a further reduction is expected to be required in 2008.

In 2004, the EPA issued regulations that require reductions, on a national basis, of mercury emissions from electric generating facilities on a national basis. The mercury regulations have no impact on KeySpan facilities since their application is limited to coal-fired plants. EPA determined that nickel emissions from oil fired plants do not pose health risks that require regulation. This determination has been challenged and litigation is pending. Until a final outcome is obtained, the nature and extent of the financial impact on KeySpan from nickel regulation, if any, cannot be determined.

In 2003, the Governor of New York initiated a Regional Greenhouse Gas Initiative that seeks to establish a coordinated multi-state plan to reduce greenhouse gas emissions (primarily carbon dioxide ("CO2")) from electric generating emission sources in the Northeast. In December of 2005, seven northeast states, including New York, issued a memorandum of understanding capping CO2 emissions from electric generating facilities in 2009 and, beginning in 2015, gradually requiring a 10 percent reduction in regional emissions by 2018. Each of the seven states will be promulgating individual state rules to implement the MOU. Several congressional initiatives are also under consideration that may also require greenhouse gas reductions from electric generating facilities nationwide. At the present time it is not possible to predict the nature of the requirements which ultimately will be imposed on KeySpan, nor what, if any, financial impact such requirements would have on KeySpan facilities. However, our investments in additional natural gas firing capability have resulted in approximately a 15% reduction in carbon dioxide emissions since 1990, while the electric generation industry as a whole increased carbon dioxide emissions by more than 25%. The addition of the efficient, combined cycle unit which began operation at the Ravenswood Generating Station in 2004 has further reduced average KeySpan CO2 emission rates.

Water. The Federal Clean Water Act provides for effluent limitations, to be implemented by a permit system, to regulate the discharge of pollutants into United States waters. We possess permits for our generating units which authorize discharges from cooling water circulating systems and chemical treatment systems. These permits are renewed from time to time, as required by regulation. Additional capital expenditures associated with the renewal of the surface water discharge permits for our power plants will likely be required by the NYSDEC. We are currently conducting studies as directed by the NYSDEC to determine the impacts of our discharges on aquatic resources and are engaged in discussions with the NYSDEC regarding the nature of capital upgrades or other mitigation measures necessary to satisfy these evolving regulatory requirements. It is difficult to predict with any certainty the costs of such capital investments, but these upgrades are expected to cost up to $60 million. However, such amounts are recoverable from LIPA pursuant to the 1998 PSA, or applicable, the 2006 PSA. The Ravenswood Generating Station may also require upgrades at a cost of up to $15 million. The actual expenditures will depend upon the outcome of the ongoing studies and the subsequent determination by the NYSDEC of how to apply the standards set forth in recently promulgated federal regulations under
Section 316 of the Clean Water Act designed to mitigate such impacts.

Land. The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and certain similar state laws (collectively "Superfund") impose liability, regardless of fault, upon generators of hazardous substances even before Superfund was enacted for costs associated with investigating and remediating contaminated property. In the course of our business operations, we generate materials which, after disposal, may become subject to Superfund. From time to time, we have received notices under Superfund concerning possible claims with respect to sites where hazardous substances generated by KeySpan or its predecessors and other potentially responsible parties were allegedly disposed. Normally, the costs associated with such claims are allocated among the potentially responsible parties on a pro rata basis. Superfund does, however, provide for joint and several liability against a single potentially responsible party. In the unlikely event that Superfund claims were pursued against us on that basis, the costs may be material to our financial condition, results of operations or cash flows.

KeySpan has identified certain MGP sites which were historically owned or operated by its subsidiaries (or such companies' predecessors). Operations at these sites between the mid-1800s to mid-1900s may have resulted in the release of hazardous substances. For a discussion on our MGP sites and further information concerning environmental matters, see Note 7 to the Consolidated Financial Statements, "Contractual Obligations and Contingencies - Environmental Matters."

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

The Ravenswood Generating Station, the merchant plant in our Electric Services segment, is subject to competitive and other risks that could adversely impact the market price for the plant's output. Such risks include, but are not limited to, the construction of new generation or transmission capacity serving the New York City market.

Regulation. Public utility holding companies, like KeySpan, are now regulated by the FERC pursuant to PUHCA 2005 and to some extent by state utility commissions through the regulation of certain affiliate transaction regulations. Our utility subsidiaries are subject to extensive federal and state regulation by FERC and state utility commissions. Our gas and electric public utility companies are subject to either or both state and federal regulation. In general, state public utility commissions, such as the New York Public Service Commission ("NYPSC"), the MADTE and the New Hampshire Public Utilities Commission ("NHPUC") regulate the provision of retail services, including the distribution and sale of natural gas and electricity to consumers. Each of the federal and state regulators also regulates certain transactions among our affiliates. FERC also regulates interstate natural gas transportation and electric transmission, and has jurisdiction over certain wholesale natural gas sales and wholesale electric sales.

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

State Utility Commissions. As noted above, our regulated gas distribution utility subsidiaries are subject to regulation by the NYPSC, MADTE and NHPUC. The NYPSC regulates KEDNY and KEDLI. Although KeySpan is not regulated by the NYPSC, it is impacted by conditions that were included in the NYPSC order authorizing the 1998 KeySpan/LILCO transaction. Those conditions address, among other things, the manner in which KeySpan, its service company subsidiaries and its unregulated subsidiaries may interact with KEDNY and KEDLI. The NYPSC also regulates the safety, reliability and certain financial transactions of our Long Island generating facilities and our Ravenswood Generating Station under a lightened regulatory standard. Our KEDNE subsidiaries and to some extent our service companies are also subject to regulation by the MADTE and NHPUC.

Securities and Exchange Commission. As a result of the acquisition of Eastern and EnergyNorth, we became a holding company under PUHCA 1935. The Energy Act repealed PUHCA 1935 and replaced it with PUHCA 2005 effective February 8, 2006. Whereas our corporate and financial activities and those of our subsidiaries had been subject to regulation by the SEC, FERC now has jurisdiction over certain of our holding company activities. However, the SEC continues to have jurisdiction over the registration and issuance of our securities under the federal securities laws.

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

In addition, in November 2000, KeySpan received authorization from the SEC to operate three mutual service companies. Under this order, the SEC determined that, in accordance with PUHCA 1935, KeySpan Corporate Services LLC ("KCS"), KeySpan Utility Services LLC ("KUS") and KeySpan Engineering & Survey, Inc. ("KENG") may operate to provide various services to KeySpan subsidiaries, including regulated utility companies and LIPA, at cost fairly and equitably allocated among them. The regulation of our three service companies has also been transferred to FERC under PUHCA 2005.

Federal Energy Regulatory Commission. FERC has jurisdiction over certain of our holding company activities, including (i) regulating certain transactions among our affiliates within our holding company system; (ii) governing the issuance, acquisition and disposition of securities and assets by certain of our public utility subsidiaries; and (iii) approving certain utility mergers and acquisitions. In addition to its new authority pursuant to PUHCA 2005, FERC also regulates the sale of electricity at wholesale and the transmission of electricity in interstate commerce as well as certain corporate and financial activities of companies that are engaged in such activities. The Long Island generating facilities and the Ravenswood Generating Station are subject to FERC regulation based on their wholesale energy transactions.

Our Ravenswood Generating Station's rates are based on a market-based rate application approved by FERC. The rates that our Ravenswood Generating Station may charge are subject to FERC mandated mitigation measures due to market power issues. The mitigation measures are administered by the NYISO. FERC retains the ability in future proceedings, either on its own motion or upon a complaint filed with FERC, to modify the Ravenswood Generating Station's rates, as well as the mitigation measures, if FERC concludes that it is in the public interest to do so.

KeySpan currently offers and sells the energy, capacity and ancillary services from the Ravenswood Generating Station through the energy market operated by the NYISO. For information concerning the NYISO, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - "Regulatory Issues and Competitive Environment."

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

Executive Officers of KeySpan

Certain information regarding executive officers of KeySpan and certain of its subsidiaries is set forth below:

Robert B. Catell

Mr. Catell, age 69, has been a Director of KeySpan since its creation in May 1998. He was elected Chairman of the Board and Chief Executive Officer in July 1998. He served as its President and Chief Operating Officer from May 1998 through July 1998. Mr. Catell joined KEDNY in 1958 and became an officer in 1974. He was elected Vice President in 1977, Senior Vice President in 1981 and Executive Vice President in 1984. He was elected Chief Operating Officer in 1986 and President in 1990. Mr. Catell continued to serve as President and Chief Executive Officer of KEDNY from 1991 through 1996, when he was elected Chairman and Chief Executive Officer. In 1997, Mr. Catell was elected Chairman, President and Chief Executive Officer of KEDNY and its parent KeySpan Energy Corporation. Mr. Catell also serves on the Board of Directors for Houston Exploration (NYSE:THX), Independence Community Bank (NASDAQ:ICBC) and Keyera Energy Management Ltd. (TSX:KEY.UN)

Robert J. Fani

Mr. Fani, age 52, was elected to serve on the Board of Directors of KeySpan in January 2005 and was elected its President and Chief Operating Officer in
October 2003. Mr. Fani joined KEDNY in 1976, and held a variety of management positions in distribution, engineering, planning, marketing and business development. After being elected Vice President in 1992, he was promoted to Senior Vice President of Marketing and Sales for KEDNY in 1997. In 1998, he assumed the position of Senior Vice President of Marketing and Sales for KeySpan. In September 1999, he became Senior Vice President for Gas Operations and was promoted to Executive Vice President for Strategic Services in February 2000 and then to President of the KeySpan Energy Services and Supply Group in 2001. In January 2003, he was named President of KeySpan's Energy Assets and Supply Group until assuming his current position in October 2003.

Wallace P. Parker Jr.

Mr. Parker, age 56, was elected President of the KeySpan Energy Delivery and Customer Relations Group in January 2003. He also serves as Vice Chairman and Chief Executive Officer of KeySpan Services, Inc. since January 2003. He had previously served as President, KeySpan Energy Delivery, since June 2001, and from February 2000 served as Executive Vice President of Gas Operations. He joined KEDNY in 1971 and served in a wide variety of management positions. In 1987, he was named Assistant Vice President for marketing and advertising and was elected Vice President in 1990. In 1994, Mr. Parker was promoted to Senior Vice President of Human Resources for KEDNY and in August 1998 was promoted to Senior Vice President of Human Resources of KeySpan.

Steven L. Zelkowitz

Mr. Zelkowitz, age 56, was elected President of KeySpan's Energy Assets and Supply Group in October 2003. Prior to that, he served as Executive Vice President and Chief Administrative Officer since January 2003. He joined KeySpan as Senior Vice President and Deputy General Counsel in October 1998, and was elected Senior Vice President and General Counsel in February 2000. In July

2001, Mr. Zelkowitz was promoted to Executive Vice President and General Counsel, and in November 2002, he was named Executive Vice President, Administration and Compliance, with responsibility for the offices of General Counsel, Human Resources, Regulatory Affairs, Enterprise Risk Management and administratively for Internal Auditing. Before joining KeySpan, Mr. Zelkowitz practiced law with Cullen and Dykman LLP in Brooklyn, New York, specializing in energy and utility law and had been a partner since 1984. He served on the firm's Executive Committee and was head of its Corporate/Energy Department.

John J. Bishar, Jr.

Mr. Bishar, age 56, was elected Executive Vice President, General Counsel, Chief Governance Officer and Secretary effective March 1, 2005. He became Senior Vice President, General Counsel and Secretary in May 2003, with responsibility for KeySpan's Legal Department and the Corporate Secretary's Office. Prior to that, he joined KeySpan as Senior Vice President and General Counsel in November 2002. Before joining KeySpan, Mr. Bishar practiced law with Cullen and Dykman LLP since 1987. He was the Managing Partner from 1993 through 2002 and was a member of the firm's Executive Committee. From 1980 to 1987, Mr. Bishar was Vice President, General Counsel and Corporate Secretary of LITCO Bancorporation of New York, Inc.

John A. Caroselli

Mr. Caroselli, age 51, was elected Executive Vice President and Chief Strategy Officer in January 2003. Mr. Caroselli is responsible for Brand Management, Strategic Marketing, Strategic Planning, Strategic Performance, Customer Relations and Information Technology Strategy and Governance. Mr. Caroselli came to KeySpan in 2001 and at that time served as Executive Vice President of Strategic Development. Before joining KeySpan, Mr. Caroselli held the position of Executive Vice President of Corporate Development at AXA Financial. Prior to that, he held senior officer positions with Chase Manhattan, Chemical Bank and Manufacturers Hanover Trust. He has extensive experience in strategic planning, brand management, marketing, communications, human resources, facilities management, e-business, change management and strategic execution.

Gerald Luterman

Mr. Luterman, age 62, was elected Executive Vice President and Chief Financial Officer in February 2002. He previously served as Senior Vice President and Chief Financial Officer since joining KeySpan in July 1999. He formerly served as Chief Financial Officer of barnesandnoble.com and Senior Vice President and Chief Financial Officer of Arrow Electronics, Inc. Prior to that, from 1985 through 1996, he held executive positions with American Express. Mr. Luterman also serves on the Board of Directors for IKON Office Solutions Inc. (NYSE:IKN) and Technology Solutions Company (NASDAQ:TSCC).

David J. Manning

Mr. Manning, age 55, was elected Executive Vice President Corporate Affairs and Chief Environmental Officer effective March 1, 2005. He became Senior Vice President for Corporate Affairs in April 1999. Before joining KeySpan, Mr. Manning had been President of the Canadian Association of Petroleum Producers since 1995. From 1993 to 1995, he was Deputy Minister of Energy for the Province of Alberta, Canada. From 1988 to 1993, he was Senior International Trade Counsel for the Government of Alberta, based in New York City. Previously, he was in the private practice of law in Canada as Queen's Counsel.

Anthony Nozzolillo

Mr. Nozzolillo, age 57, was elected Executive Vice President of Electric Operations in February 2000. He previously served as Senior Vice President of KeySpan's Electric Business Unit from December 1998 to January 2000. He joined LILCO in 1972 and held various positions, including Manager of Financial Planning and Manager of Systems Planning. Mr. Nozzolillo served as LILCO's Treasurer from 1992 to 1994 and as Senior Vice President of Finance and Chief Financial Officer from 1994 to 1998.

Lenore F. Puleo

Ms. Puleo, age 52, was elected Executive Vice President of Shared Services in March 2004. She previously served as Executive Vice President of Client Services since February 2000. Prior to that, she served as Senior Vice President of Customer Relations for KEDNY from May 1994 to May 1998, and for KeySpan from May 1998 to January 2000. She joined KEDNY in 1974 and worked in management positions in KEDNY's Accounting, Treasury, Corporate Planning and Human Resources areas. She was given responsibility for the Human Resources Department in 1987 and was named a Vice President in 1990. Ms. Puleo was promoted to Senior Vice President of KEDNY's Customer Relations in 1994.

Nickolas Stavropoulos

Mr. Stavropoulos, age 47, was elected President, KeySpan Energy Delivery, in June, 2004 and Executive Vice President in April 2002. He previously served as President of KeySpan Energy New England since April 2002, and Senior Vice
President of sales and marketing in New England since 2000. Prior to joining KeySpan, Mr. Stavropoulos was Senior Vice President of marketing and gas resources for Boston Gas Company. Before joining Boston Gas, he was Executive Vice President and Chief Financial Officer for Colonial Gas Company. In 1995, Mr. Stavropoulos was elected Executive Vice President - Finance, Marketing and CFO, and assumed responsibility for all of Colonial's financial, marketing, information technology and customer service functions. Mr. Stavropoulos was a director of Colonial Gas Company and currently serves on the Board of Directors for Enterprise Bank and Trust Company (NASDAQ:EBTC) and Dynamics Research Corporation (NASDAQ:DRCO).

Joseph F. Bodanza

Mr. Bodanza, age 58, was elected Senior Vice President Regulatory Affairs and Asset Optimization effective March 1, 2005. He became Senior Vice President, Regulatory Affairs and Chief Accounting Officer in April 2003. Prior to that, he served as Senior Vice President of Finance Operations and Regulatory Affairs since August 2001 and was Senior Vice President and Chief Financial Officer of KEDNE. Mr. Bodanza previously served as Senior Vice President of Finance and Management Information Systems and Treasurer of Eastern Enterprise's Gas Distribution Operations. Mr. Bodanza joined Boston Gas Company in 1972, and held a variety of positions in the financial and regulatory areas before becoming Treasurer in 1984. He was elected Vice President and Treasurer in 1988.

Coleen A. Ceriello

Ms. Ceriello, age 47, was named Senior Vice President of Shared Services of KeySpan Corporate Services, LLC, effective March 1, 2005. She had been KeySpan's Vice President - Property, Security and Employee Related Services since January 2005. Prior to that time, she served as Vice President of Property and Security since June 2004 and Vice President of Strategic Planning since August 1999. She joined KEDNY in 1980 and over the years held a succession of positions in Corporate Planning, Regulatory Relations, Information Technology and Strategic Planning and Performance.

John F. Haran

Mr. Haran, age 55, was elected Senior Vice President of KeySpan Energy Delivery and Chief Gas Engineer in March 2004. He had been Senior Vice President of gas operations for KEDNY and KEDLI in April 2002. Mr. Haran joined KEDNY in 1972, and has held management positions in operations, engineering and marketing and sales. He was named Vice President of KEDNY gas operations in 1996 and in 2000 moved to the position of Vice President of KEDLI gas operations.

Michael J. Taunton

Mr. Taunton, age 50, was elected Senior Vice President, Treasurer and Chief Risk Officer effective March 1, 2005. He became Senior Vice President and Treasurer in March 2004, and had been KeySpan's Vice President and Treasurer since June 2000. Prior to that time, he served as Vice President of Investor Relations since September 1998. He joined KEDNY in 1975 and held a succession of positions in Accounting, Customer Service, Corporate Planning, Budgeting and Forecasting, Marketing and Sales, and Business Process Improvement. During the KeySpan/LILCO merger, Mr. Taunton co-managed the day-to-day transition process of the merger and then served on the Transition Team during the acquisition of Eastern Enterprises.

Elaine Weinstein

Ms. Weinstein, age 59, was named Senior Vice President for Human Resources and Chief Diversity Officer in March 2004. She previously served as Senior Vice President of KeySpan's Human Resources division since November 2000, and as Vice President of Staffing and Organizational Development from September 1998, to her election as Senior Vice President. Prior to that time, Ms. Weinstein was General Manager of Employee Development since joining KEDNY in June of 1995. Prior to 1995, Ms. Weinstein was Vice President of Training and Organizational Development at Merrill Lynch.

Lawrence S. Dryer

Mr. Dryer, age 46, was elected Vice President and General Auditor in June 2003. He previously served in this position from September 1998 to August 2001. In August 2001, he was named Senior Vice President and Chief Financial Officer of KeySpan Services, Inc. Prior to such positions, Mr. Dryer had been with LILCO from 1992 to 1998 as Director of Internal Audit. Prior to joining LILCO, Mr. Dryer was an Audit Manager with Coopers & Lybrand.

Theresa A. Balog

Ms. Balog, age 44, was elected Vice President and Chief Accounting Officer effective March 1, 2005. She became Vice President and Controller of KeySpan in April 2003. She joined KeySpan in 2002 as Assistant Controller. Prior to joining KeySpan, Ms. Balog was Chief Accounting Officer for NiSource and held a variety of positions with the Columbia Energy Group.

Joseph E. Hajjar

Mr. Hajjar, age 53, was named Vice President and Controller effective March 1, 2005. He had been Senior Vice President and Chief Financial Officer of KeySpan Services, Inc. since June 2003 and Senior Vice President and Chief Financial Officer of KeySpan Business Solutions, LLC, since November 2001. Before joining KeySpan from 1998 to 2001, Mr. Hajjar was Executive Vice President and Chief Operating Officer of Opportunity America. He also was previously an officer of the Bovis group and served for over 12 years with Price Waterhouse.

Michael A. Walker

Mr. Walker, age 49, was named Vice President and Deputy General Counsel of KeySpan Corporation, effective March 1, 2005. He had been Senior Vice President of KeySpan Services, Inc. since June 2004 and Senior Vice President and COO of KeySpan Business Solutions, LLC, since June 2003. Prior to that time he was Senior Vice President and General Counsel of KeySpan Services, Inc. from January 2001 to December 2003. Before joining KeySpan, Mr. Walker was a shareholder in the Corporate Finance Section in the law firm of Buchanan Ingersoll. Prior to joining Buchanan Ingersoll he worked for several law firms in the north east representing both private and public sector clients on a wide variety of energy, utility, regulatory, corporate and structured finance matters.

EMPLOYEE MATTERS

As of December 31, 2005, KeySpan and its wholly-owned subsidiaries had approximately 9,700 employees. Of that total, approximately 6,154 employees are covered under collective bargaining agreements. KeySpan has not experienced any work stoppage during the past five years and considers its relationship with employees, including those covered by collective bargaining agreements, to be good.

ITEM 1A. RISK FACTORS

Certain statements contained in this Annual Report on Form 10-K concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical facts, are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Without limiting the foregoing, all statements under the captions "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings, pursuit of potential acquisition opportunities and sources of funding, are forward-looking statements. Such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties, and actual results may differ materially from those discussed in such statements. The risks, uncertainties and factors that could cause actual results to differ materially include but are not limited to the following:

We are a Holding Company, and Our Subsidiaries are Subject to State Regulation Which Limits Their Ability to Pay Dividends and Make Distributions to Us

     We are a holding company with no business operations or sources of income of our own. We conduct all of our operations through our subsidiaries and depend on the earnings and cash flow of, and dividends or distributions from, our subsidiaries to provide the funds necessary to meet our debt and contractual obligations and to pay dividends on our common stock.

     In addition, a substantial portion of our consolidated assets, earnings and cash flow is derived from the operation of our regulated utility subsidiaries, whose legal authority to pay dividends or make other distributions to us is subject to regulation by the utility regulatory commissions of New York, Massachusetts and New Hampshire. Pursuant to NYPSC orders, the ability of KEDNY and KEDLI to pay dividends to us is conditioned upon their maintenance of a utility capital structure with debt not exceeding 55% and 58%, respectively, of total utility capitalization. In addition, the level of dividends paid by both utilities may not be increased from current levels if a 40 basis point penalty is incurred under a customer service performance program. At the end of KEDNY's and KEDLI's rate years (September 30, 2005 and November 30, 2005, respectively), their ratios of debt to total utility capitalization were well in compliance with the ratios set forth above and we have incurred no penalties under the outstanding customer service performance program.

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

     Various rulemaking proposals and market design revisions related to the wholesale power market are being reviewed at the federal level. These proposals, as well as legislative and other attention to the electric power industry could have a material adverse effect on our strategies and results of operations for our electric services business and our financial condition. In particular, we sell capacity, energy and ancillary services from our Ravenswood Generating Station facility into the New York Independent System Operator, or NYISO, energy market at market-based rates, subject to mitigation measures approved by the FERC. The pricing for capacity, energy sales and ancillary services in to the NYISO market is still evolving. and some of the FERC's price mitigation measures are subject to rehearing and possible judicial review, as well as revision in response to market participant complaints or NYISO requests.

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

     In addition, our business is subject to many hazards from which our insurance may not adequately provide coverage. An unexpected outage at our Ravenswood Generating Station, especially in the significant summer period, could materially impact our financial results. Damage to pipelines, equipment, properties and people caused by natural disasters, accidents, terrorism or other damage by third parties could exceed our insurance coverage. Although we do have insurance to protect against many of these contingent liabilities, this insurance is capped at certain levels, has self-insured retentions and does not provide coverage for all liabilities.

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

Our Operating Results May Fluctuate on a Seasonal and Quarterly Basis

     Our gas distribution business is a seasonal business and is subject to weather conditions. We receive most of our gas distribution revenues in the first and fourth quarters, when demand for natural gas increases due to colder weather conditions. As a result, we are subject to seasonal variations in working capital because we purchase natural gas supplies for storage in the second and third quarters and must finance these purchases. Accordingly, our results of operations fluctuate substantially on a seasonal basis. In addition, our New England-based gas distribution subsidiaries do not have weather normalization tariffs, as we do in New York, and results from our Ravenswood Generating Station facility are directly correlated to the weather as the demand and price for the electricity it generates increases during extreme temperature conditions. As a result, fluctuations in weather between years may have a significant effect on our results of operations for these subsidiaries.

A Substantial Portion Of Our Revenues Are Derived From Our Agreements With LIPA And No Assurances Can Be Made That These Arrangements Will Not Be Discontinued At Some Point In The Future Or That The New Agreements Will Become Effective.

     We derive a substantial portion of our revenues in our electric services segment from a series of agreements with LIPA pursuant to which we manage LIPA's transmission and distribution system and supply the majority of LIPA's customers' electricity needs. On February 1, 2006, KeySpan and LIPA entered into amended and restated agreements whereby KeySpan will continue to operate and maintain the electric T&D System owned by LIPA on Long Island. As part of the amended agreements, the GPRA, pursuant to which LIPA had the option, through December 15, 2005, to acquire substantially all of the electric generating facilities owned by KeySpan on Long Island is replaced with the 2006 Option Agreement where LIPA only has the right to acquire two of our facilities, our Far Rockaway and/or E.F. Barrett Generating Stations during the period January 1, 2006 to December 31, 2006. Additionally, the new agreements resolve many outstanding issues between the parties regarding the current LIPA Agreements and provide new pricing and extensions of the Agreements. There is a risk that these agreements will not receive the necessary governmental approvals, which are pending, and the effectiveness of each of the 2006 LIPA Agreements is conditioned upon all of the 2006 LIPA Agreements becoming effective. If the 2006 LIPA Agreements do not become effective, there is uncertainty as to whether LIPA will exercise their option under the GPRA and the status of the resolution of the various disputes between KeySpan and LIPA.

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

     In addition, we are responsible for the clean-up of contamination at certain MGP sites and at other sites and are aware of additional MGP sites where we may have responsibility for clean-up costs. While our gas utility subsidiaries' rate plans generally allow for the full recovery of the costs of investigation and remediation of most of our MGP sites, these rate recovery mechanisms may change in the future. To the extent rate recovery mechanisms change in the future, or if additional environmental matters arise in the future at our currently or historically owned facilities, at sites we may acquire in the future or at third-party waste disposal sites, costs associated with investigating and remediating these sites could have a material adverse effect on our results of operations, financial condition and cash flows.

Our Businesses are Subject to Competition and General Economic Conditions Impacting Demand for Services

     We recently expanded the Ravenswood Facility, our merchant generation plant, in our Electric Services segment with the Ravenswood Expansion, a 250 MW combined cycle generating unit. However, the Ravenswood Facility and Ravenswood Expansion continue to be subject to competition that could adversely impact the market price for the capacity, energy and ancillary services they sell. In addition, if new generation and/or transmission facilities are constructed, and/or the availability of our Ravenswood Generating Station deteriorates, then the quantities of capacity and energy sales could be adversely affected. In December 2005, NYPA completed construction of a nominal 500 MW generating facility in New York City, and it began selling its capacity and energy into the NYISO markets. In addition, another nominal 500 MW facility is expected to come on-line in 2006. We cannot predict, however, when or if new power plants or transmission facilities in addition to the above-noted resources will be built or the nature of the future New York City capacity and energy requirements.

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

Risk Associated with our Financial Swap Agreement for In-City Unforced Capacity

     KeySpan believes that the New York City market represents a strong capacity market due to, among other things, its local reliability rules (which recently increased to 83% from 80%), increasing demand and the time required for new resources to be constructed. KeySpan anticipates that demand will increase and that the high cost to construct capacity in New York City will result in favorable In-City Unforced Capacity prices. Therefore, KeySpan entered into an ISDA Master Agreement for a fixed for floating unforced capacity financial swap for a notional quantity of

     1,800,000kW at the Fixed Price is $7.57/kW-month. If the demand is less than KeySpan's estimates, additional resources enter the market, or costs are less than forecast, In-City Unforced Capacity prices could be on average less than the Fixed Price resulting in a loss to KeySpan, which under certain circumstances could be material.

Labor Disruptions at Our Facilities Could Adversely Affect Our Results of Operations and Cash Flow

     Approximately 6,154 employees, or 63% of our employees, are represented by unions through various collective bargaining agreements that expire between 2006 and 2009. The bargaining agreements expiring in 2006 affect approximately 1,300 employees who primarily work for KEDNE and at our Ravenswood Generating Station. KeySpan is currently engaging in discussions with these unions for new collective bargaining agreements. It is possible that our employees may seek an increase in wages and benefits at the expiration of these agreements, and that we may be unable to negotiate new agreements without labor disruption.

Counterparties to Our Transactions May Fail to Perform their Obligations, Which Could Harm Our Results of Operations

     Our operations are exposed to the risk that counterparties to our transactions that owe us money or supplies will not perform their obligations. Should the counterparties to arrangements with us fail to perform, we might be forced to enter into alternative hedging arrangements or honor our underlying commitment at then-current market prices that may exceed our contractual prices. In such event, we might incur additional losses to the extent of amounts, if any, already paid to counterparties. This risk is most significant where we have concentrations of receivables from natural gas and electric utilities and their affiliates, as well as industrial customers and marketers throughout the Northeastern United States.

We Are Exposed to Risks That Are Beyond Our Control

     The cost of repairing damage to our operating subsidiaries' facilities and the potential disruption of their operations or supplier operations due to storms, natural disasters, wars, terrorist acts and other catastrophic events could be substantial. The occurrence or risk of occurrence of future terrorist attacks or related acts of war may lead to increased political, economic and financial market instability and volatility in prices for natural gas which could materially adversely affect us in ways we cannot predict at this time. A lower level of economic activity for these or other reasons could result in a decline in energy consumption, which could adversely affect our net revenues.

The Long-Term Financial Condition of Our Gas Distribution Business Depends on the Continued Availability of Natural Gas Reserves

     The development of additional natural gas reserves requires significant capital expenditures by others for exploring, drilling and installing production, gathering, storage, transportation and other facilities that permit natural gas to be produced and delivered to our distribution systems. Low prices for natural gas, regulatory restrictions, or the lack of available capital for these projects could adversely affect the development of additional natural gas reserves. Additional natural gas reserves may not be developed in sufficient amounts to fill the capacities of our distribution systems, thus limiting our prospects for long-term growth.

Gathering, Processing and Transporting Activities Involve Numerous Risks that May Result in Accidents and Other Operating Risks and Costs

     Our gas distribution facilities pose a variety of hazards and operating risks, such as leaks, explosions and mechanical problems caused by natural disasters, accidents, terrorism or other damage by third parties, which could cause substantial financial losses. In addition to impairing our operations, these risks could also result in loss of human life and environmental pollution. In accordance with standard industry practice, we maintain insurance against some, but not all, of these potential risks and losses. The occurrence of any of these events not fully covered by insurance could have a material adverse effect on our financial position, results of operations and cash flows.

Additional risks, uncertainties and factors that could cause actual results to differ materially include but are not limited to the following:

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

     - timely receipts of payments from LIPA and the NYISO, our two largest customers; and

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


ITEM 1B     UNRESOLVED STAFF COMMENTS.

None.

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

ITEM 3.     LEGAL PROCEEDINGS

See Note 7 to the Consolidated Financial Statements, "Contractual Obligations and Contingencies - Legal Matters."

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the last quarter of the 12 months ended December 31, 2005.

                                     PART II
                                     -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

KeySpan's common stock is listed and traded on the New York Stock Exchange and the Pacific Stock Exchange under the symbol "KSE." As of February 15, 2006, there were approximately 68,318 registered record holders of KeySpan's common stock. In the fourth quarter of 2005, KeySpan increased its dividend to an annual rate of $1.86 per common share beginning with the quarterly dividend to be paid in February 2006. Our dividend framework is reviewed annually by the Board of Directors. The amount and timing of all dividend payments is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial conditions and other factors. Based on currently foreseeable market conditions, we intend to maintain the annual dividend at the $1.86 level to be paid on a quarterly basis at a rate of $0.465. KeySpan's scheduled dividend payment dates are February 1, May 1, August 1 and November 1, or the next business day, if such date is not a business day.

The following table sets forth, for the quarters indicated, the high and low sales prices and dividends declared per share for the periods indicated:

  2005                       High             Low           Dividends Per Share
  -----------------------------------------------------------------------------
  First Quarter              $40.90           $38.04        $0.455
  Second Quarter             $40.88           $36.83        $0.455
  Third Quarter              $41.03           $36.35        $0.455
  Fourth Quarter             $37.10           $32.66        $0.455

  2004                       High             Low           Dividends Per Share
  -----------------------------------------------------------------------------
  First Quarter              $38.60           $35.72        $0.445
  Second Quarter             $38.99           $33.87        $0.445
  Third Quarter              $39.50           $35.19        $0.445
  Fourth Quarter             $41.53           $37.57        $0.445

                      EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth securities authorized for issuance under equity compensation plans for the year ended December 31, 2005:


                                                                                                   Number of securities remaining
                                         Number of securities                                       available for future issuance
                                      to be issued upon exercise     Weighted-average exercise     under equity compensation plans
                                       of outstanding options,         price of outstanding        (excluding securities reflected
              Plan category              warrants and rights       options, warrants and rights            in column (a))
              -------------              -------------------       ----------------------------    -------------------------------
                                                 (a)                            (b)                              (c)
Equity compensation plans
approved by security holders

KeySpan Long Term
Incentive Compensation Plan

       Stock Options                        10,443,055                         $33.74                              -

       Restricted Stock                         90,599                            N/A                              -

       Performance Shares                     555,927                             N/A                              -

Equity compensation plans not
approved by security holders                     N/A                              N/A                             N/A

Total                                   11,089,581(1)                          $33.74                     3,736,121(2)


(1) Includes grants of options, restricted stock, and performance shares pursuant to KeySpan's Long-Term Incentive Compensation Plan, as amended, and options granted pursuant to the Brooklyn Union Long-Term Incentive Compensation Plan and options granted pursuant to the Eastern Enterprises 1995 Stock Option Plan and the Eastern Enterprises 1996 Non-Employee Trustee's Stock Option Plan.

(2)  This  total  amount  reflects  the  aggregate   number  of  stock  options,
     restricted stock and performance shares available for issuance pursuant to KeySpan's Long Term Incentive Compensation Plan.

ITEM 6. SELECTED FINANCIAL DATA

--------------------------------------------------------------------------------------------------------------------
                                                                       Year Ended December 31,
(In Millions of Dollars, Except Per Share
Amounts)                                              2005         2004         2003         2002         2001
--------------------------------------------------------------------------------------------------------------------
Income Summary
Revenues
     Gas Distribution                            $ 5,390.1    $ 4,407.3    $ 4,161.3    $ 3,163.8   $ 3,613.6
     Electric Services                             2,042.8      1,738.7      1,606.0      1,645.7     1,850.4
     Energy Services                                 191.2        182.4        158.9        208.6       243.5
     Energy Investments                               37.9        322.1        609.3        447.1       498.3
                                                   ------------ ------------ ------------ ----------- --------------
Total revenues                                     7,662.0      6,650.5      6,535.5      5,465.2     6,205.8
                                                   ------------ ------------ ------------ ----------- --------------
Operating expenses
     Purchased gas for resale                      3,597.3      2,664.5      2,495.1      1,653.3     2,171.1
     Fuel and purchased power                        752.1        540.3        414.6        395.9       538.5
     Operations and maintenance                    1,617.9      1,567.0      1,622.6      1,631.3     1,704.4
     Depreciation, depletion and amortization        396.5        551.8        571.7        513.7       564.0
     Operating taxes                                 407.1        404.2        418.2        380.5       448.9
     Impairment Charges                                  -         41.0            -            -           -
                                                   ------------ ------------ ------------ ----------- --------------
Total operating expenses                           6,770.9      5,768.8      5,522.2      4,574.7     5,426.9
                                                   ------------ ------------ ------------ ----------- --------------
Gain on sale of property                               1.6          7.0         15.1          4.7           -
Income from equity investments                        15.1         46.5         19.2         14.1        13.1
                                                   ------------ ------------ ------------ ----------- --------------
Operating income                                     907.8        935.3      1,047.6        909.3       792.0

Other income and (deductions)                       (269.9)         4.9       (340.3)      (301.4)     (359.5)
Income taxes                                         239.3        325.5        281.3        229.6       200.5
                                                   ------------ ------------ ------------ ----------- --------------
Earnings from continuing operations                  398.6        614.7        426.0        378.3       232.0
                                                   ------------ ------------ ------------ ----------- --------------
Discontinued Operations
    Income (loss) from operations, net of tax         (4.1)       (79.0)        (1.9)        15.7        22.6
    Loss on disposal, net of tax                       2.3        (72.0)           -        (16.3)      (30.3)
                                                   ------------ ------------ ------------ ----------- --------------
Loss from discontinued operations                     (1.8)      (151.0)        (1.9)        (0.6)       (7.7)

Cumulative change in accounting principles            (6.6)           -        (37.4)           -           -
                                                   ------------ ------------ ------------ ----------- --------------
Net income                                           390.2        463.7        386.7        377.7        224.3
Preferred stock dividend requirements                  2.2          5.6          5.8          5.8          5.9
                                                   ------------ ------------ ------------ ----------- --------------
Earnings for common stock                        $   388.0     $  458.1     $  380.9     $  371.9    $   218.4
                                                   ============ ============ ============ =========== ==============
Financial Summary
Earnings per share ($)                                2.28         2.86         2.41         2.63         1.58
Cash dividends declared per share ($)                 1.82         1.78         1.78         1.78         1.78
Book value per share, year-end ($)                   25.60        24.22        22.99        20.67        20.73
Market value per share, year-end ($)                 35.69        39.45        36.80        35.24        34.65
Shareholders, year-end                              68,421       72,549       75,067       78,281       82,300
Capital expenditures ($)                             539.5        750.3      1,009.4      1,057.5      1,059.8
Total assets ($)                                  13,812.6     13,364.1     14,640.2     12,980.1     11,789.6
Common shareholders' equity ($)                    4,464.1      3,894.7      3,670.7      2,944.6      2,890.6
Preferred stock redemption required ($)                  -         75.0         75.0         75.0         75.0
Preferred stock no redemption required ($)               -            -          8.6          8.8          9.1
Long-term debt ($)                                 3,920.8      4,418.7      5,610.9      5,224.1      4,697.6
Total capitalization ($)                           8,384.9      8,333.2      9,365.2      8,252.5      7,672.3
-------------------------------------------------- ------------ ------------ ------------ ----------- --------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

KeySpan Corporation (referred to in the Notes to the Financial Statements as "KeySpan," "we," "us" and "our") is a holding company that operates six regulated utilities that distribute natural gas to approximately 2.6 million customers in New York City, Long Island, Massachusetts and New Hampshire, making KeySpan the fifth largest gas distribution company in the United States and the largest in the Northeast. We also own, lease and operate electric generating plants in Nassau and Suffolk Counties on Long Island and in Queens County in New York City and are the largest electric generation operator in New York State. Under contractual arrangements, we provide power, electric transmission and distribution services, billing and other customer services for approximately 1.1 million electric customers of the Long Island Power Authority ("LIPA"). KeySpan's other operating subsidiaries are primarily involved in gas exploration and production; underground gas storage; liquefied natural gas storage; retail electric marketing; large energy-system ownership, installation and management; service and maintenance of energy systems; and engineering and consulting services. We also invest and participate in the development of natural gas pipelines, electric generation and other energy-related projects. (See Note 2 "Business Segments" for additional information on each operating segment.)

Recent Developments
-------------------

On February 25, 2006, Keyspan entered into an Agreement and Plan of Merger (the "Merger Agreement"), with National Grid PLC, a public limited company incorporated under the laws of England and Wales ("Parent") and National Grid USA, Inc, a New York Corporation ("Merger Sub"), pursuant to which Merger Sub will merge with and into KeySpan (the "Merger"), with KeySpan continuing as the surviving Company. Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock, par value $.01 per share of KeySpan (the "Shares"), other than shares owned by KeySpan, shall be canceled and shall be converted into the right to receive $42.00 in cash, without interest.

Consummation of the Merger is subject to various closing conditions, including but not limited to the satisfaction or waiver of conditions regarding the receipt of requisite regulatory approvals and the adoption of the Merger Agreement by the stockholders of KeySpan and the Parent. Assuming receipt or waiver of the foregoing, it is currently anticipated that the Merger will be consummated in early 2007. Accordingly, any statements contained herein concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions are "forward-looking statements" and do not take into account the occurrence or impact of any potential strategic transaction on the future operations, financial condition and cash flows of KeySpan. However, no assurance can be given that the Merger will occur, or, the timing of its completion.

At December 31, 2005, KeySpan was a holding company under the Public Utility Holding Company Act of 1935, as amended ("PUHCA 1935"). In August 2005, the Energy Policy Act of 2005 (the "Energy Act") was enacted. The Energy Act is a broad energy bill that places an increased emphasis on the production of energy and promotes the development of new technologies and alternative energy sources and provides tax credits to companies that produce natural gas, oil, coal, electricity and renewable energy. For KeySpan, one of the more significant provisions of the Energy Act is the repeal of PUHCA 1935, which became effective on February 8, 2006. Since that time, the jurisdiction of the Securities and Exchange Commission ("SEC") over certain holding company activities, including the regulation of our affiliate transactions and service companies, has been transferred to the jurisdiction of the Federal Energy Regulatory Commission ("FERC") pursuant to the Public Utility Holding Company Act of 2005 ("PUHCA 2005"). See "Regulation and Rate Matters" for additional information on the Energy Act and PUHCA 2005.

Executive Summary

Below is a table comparing the more significant items impacting earnings from continuing operations and earnings available for common stock for the periods indicated.

------------------------------------------------------------------------------------------------------------------------------------
(In Millions of Dollars, Except per Share Amounts)

Year Ended December 31,                                        2005                      2004                           2003
------------------------------------------------------------------------------------------------------------------------------------
                                                       Earnings    E.P.S.        Earnings      E.P.S.          Earnings       E.P.S.
Earnings from continuing operations, less
           preferred stock dividends                  $ 396.4      $ 2.33         $ 609.1      $ 3.80            $ 420.2     $ 2.65
Discontinued operations                                  (1.8)      (0.01)         (151.0)      (0.94)              (1.9)     (0.01)
Cummulative change in accounting principle               (6.6)      (0.04)              -           -              (37.4)     (0.23)

------------------------------------------------------------------------------------------------------------------------------------
Earnings for Common Stock                             $ 388.0      $ 2.28         $ 458.1      $ 2.86            $ 380.9     $ 2.41
------------------------------------------------------------------------------------------------------------------------------------

Components of Continuing Operations:
------------------------------------------------------------------------------------------------------------------------------------

Core operations                                       $ 403.2      $ 2.37         $ 359.4      $ 2.25            $ 334.2     $ 2.11
Asset sales                                                 -           -           257.5        1.60                0.9          -
Non core operations                                         -           -            83.9        0.52               98.7       0.62
Impairment charges                                          -           -           (62.4)      (0.39)                 -          -
Debt redemption costs                                    (6.8)      (0.04)          (29.3)      (0.18)             (13.6)     (0.08)

------------------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations, less
           preferred stock dividends                  $ 396.4      $ 2.33         $ 609.1      $ 3.80            $ 420.2     $ 2.65
------------------------------------------------------------------------------------------------------------------------------------

Earnings from Continuing Operations 2005 vs 2004

KeySpan's earnings from continuing operations, less preferred stock dividends, for the year ended December 31, 2005 were $396.4 million or $2.33 per share, a decrease of $212.7 million, or $1.47 per share compared to $609.1 million, or $3.80 per share realized in 2004. KeySpan's financial results for the year ended December 31, 2005 and 2004, reflect the following items that had a significant impact on comparative results: (i) earnings from core operations; (ii) asset sales of non-core subsidiaries recorded in 2004 and their respective results for 2004; (iii) impairment charges recorded in 2004; and (iv) debt redemption charges recorded in both 2005 and 2004.

As indicated in the above table, KeySpan's earnings from core operations increased $43.8 million or $0.12 per share in 2005, primarily reflecting higher earnings from the Electric Services segment, improved results from the Energy Services segment, and a decrease in interest charges. KeySpan's electric services operations benefited from an increase in net electric revenues principally as a result of improved pricing due, in part, to the warm weather during the 2005 summer. Lower operating losses were incurred at the Energy Services segment as a result of lower operating expenses.

The decrease in interest expense resulted from the benefits attributable to lower outstanding debt resulting from debt redemptions in 2004 and the first quarter of 2005, as well as from the sale of Houston Exploration and KeySpan Canada. These favorable results were somewhat offset by a decrease in operating income from KeySpan's gas distribution operations as a result of higher operating expenses, primarily due to an increase in the provision for uncollectible accounts receivable as a result of increasing gas costs and the adverse impact from recent collection experience.

The full benefit to earnings per share from the favorable operating results of the Electric Services and Energy Services segments, as well as the decrease in interest charges was offset by the higher level of common shares outstanding. On May 16, 2005, KeySpan issued 12.1 million shares of common stock upon the scheduled conversion of the MEDs Equity Units. The dilutive effect of this issuance on earnings per share for the year ended December 31, 2005, was approximately $0.12 per share. (See Note 6 to the Consolidated Financial Statements "Long-term Debt and Commercial Paper" for additional details on the MEDs Equity Units.)

The remaining items impacting comparative earnings from continuing operations - asset sales, impairment charges and debt redemption charges - are discussed below.

During 2004, KeySpan sold its remaining 55% equity interest in The Houston Exploration Company ("Houston Exploration"), an independent natural gas and oil exploration company based in Houston, Texas. We received cash proceeds of approximately $758 million in two stock transactions that resulted in after-tax gains of $222.7 million, or $1.39 per share. The first transaction occurred in June 2004 and the second transaction was completed in November 2004. The operations of Houston Exploration were fully consolidated in KeySpan's Consolidated Financial Statements during the first five months of 2004, but were then accounted for on the equity method of accounting after the first transaction reduced our ownership interest below 50%.

Also in 2004, KeySpan sold its remaining 60.9% investment in KeySpan Energy Canada Partnership ("KeySpan Canada"), a company that owned certain midstream natural gas assets in Western Canada. We received cash proceeds of approximately $255 million in two transactions that resulted in a total after-tax gain of $34.8 million, or $0.21 per share. The first transaction took place in April 2004 and the second transaction was completed in December 2004. The operations of KeySpan Canada were fully consolidated in KeySpan's Consolidated Financial Statements during the first three months of 2004, but then were accounted for on the equity method of accounting after the first transaction reduced our ownership interest below 50%.

Combined, these asset sales provided KeySpan with approximately $1 billion in cash proceeds and after-tax earnings of $257.5 million, or $1.60 per share. Further, during 2004, KeySpan's share of the after-tax operating earnings of Houston Exploration and KeySpan Canada was $83.9 million or $0.52 per share.

See Note 2 to the Consolidated Financial Statements "Business Segments" and the discussions under the caption "Review of Operating Segments" for a more detailed discussion of each of the above noted non-core transactions.

KeySpan recorded three significant impairment charges during 2004: (i) a goodwill impairment charge recorded in the Energy Services segment; (ii) a ceiling test write-down recorded in the Energy Investments segment; and (iii) a carrying value impairment charge also recorded in the Energy Investments segment. These impairment charges resulted in after-tax charges to continuing operations of $62.4 million, or $0.39 per share.

Specifically, the Energy Services segment recorded an after-tax non-cash goodwill impairment charge of $12.6 million, or $0.08 per share in continuing operations as a result of an evaluation of the carrying value of goodwill recorded in this segment. That evaluation resulted in a total impairment charge of $152.4 million after-tax, or $0.95 per share - $12.6 million of this charge was attributable to continuing operations, while the remaining $139.9 million, or $0.87 per share, was reflected in discontinued operations. (See Note 10 to the Consolidated Financial Statements "Energy Services - Discontinued Operations" for additional details on this charge.)

KeySpan's remaining wholly owned gas exploration and production subsidiaries recorded a non-cash impairment charge of $48.2 million ($31.1 million after-tax, or $0.19 per share) in 2004 to recognize the reduced valuation of proved reserves. (See Note 9 to the Consolidated Financial Statements "Gas Exploration and Production Property - Depletion," for additional details on this charge.)

In addition to the asset sales noted previously, in the fourth quarter of 2004, KeySpan anticipated selling its previous 50% ownership interest in Premier Transmission Limited ("Premier"), a gas pipeline from southwest Scotland to Northern Ireland. In the fourth quarter of 2004, KeySpan recorded a non-cash impairment charge of $26.5 million - $18.8 million after-tax or $0.12 per share, reflecting the difference between the anticipated cash proceeds from the sale of Premier compared to its carrying value. This investment was accounted for under the equity method of accounting in the Energy Investments segment. The sale of Premier was completed in the first quarter of 2005 and resulted in cash proceeds of approximately $48.1 million and a pre-tax gain of $4.1 million reflecting the difference from earlier estimates. (See Note 2 to the Consolidated Financial Statements "Business Segments" and the discussions under the caption "Review of Operating Segments" for a more detailed discussion of the sale.)

The remaining significant item impacting comparative results, as noted above, was debt redemption costs incurred in both 2005 and 2004. In 2005, KeySpan redeemed $500 million of 6.15% Notes due in 2006. KeySpan incurred $20.9 million in call premiums, which were expensed and recorded in other income and deductions on the Consolidated Statement of Income, and wrote-off $1.3 million of previously deferred financing costs. Further, KeySpan accelerated the amortization of approximately $11.2 million of previously unamortized benefits associated with an interest rate swap on these Notes. The accelerated amortization was recorded as a reduction to interest expense. The net after-tax expense of this debt redemption was $6.8 million or $0.04 per share. (See Note 6 to the Consolidated Financial Statements "Long-Term Debt and Commercial Paper" as well as the discussion under the caption "Financing" for additional details on this transaction.) In 2004, KeySpan redeemed approximately $758 million of various series of outstanding long-term debt. KeySpan incurred $54.5 million in call premiums associated with these redemptions, of which $45.9 was expensed and recorded in other income and deductions on the Consolidated Statement of Income. The remaining amount of the call premiums have been deferred for future rate recovery. Further, KeySpan wrote-off $8.2 million of previously deferred financing costs which have been reflected in interest expense on the Consolidated Statement of Income. The total after-tax expense of the 2004 debt redemption was $29.3 million or $0.18 per share.

The net impact of the above mentioned items resulted in a decrease to earnings from continuing operations of $6.8 million or $0.04 per share for the year ended December 31, 2005, compared to a gain of $249.7 million, or $1.55 per share, in 2004.

Earnings Available for Common Stock 2005 vs 2004

Earnings available for common stock also include losses from discontinued operations associated with KeySpan's former mechanical contracting subsidiaries; these companies were discontinued in the fourth quarter of 2004 and sold in early 2005. In the fourth quarter of 2004, KeySpan's investment in its mechanical contracting subsidiaries was written-down to fair value. During 2005, operating losses amounting to $4.1 million after-tax were incurred through the dates of sale of these companies, including, but not limited to, costs incurred for employee related benefits. Partially offsetting these losses was an after tax-gain of $2.3 million associated with the related divestitures, reflecting the difference between the fair value estimates and the financial impact of the actual sale transactions. The net income impact of the operating losses and the disposal gain was a loss of $1.8 million, or $0.01 per share for the year ended December 31, 2005.

Further, earnings available for common stock for 2005 include a $6.6 million, or $0.04 per share, cumulative change in accounting principle charge as a result of implementing the accounting requirements of FASB Interpretation No. 47 ("FIN 47") "Accounting for Conditional Asset Retirement Obligations." This pronouncement required KeySpan to record a liability for the estimated future cost associated with the legal obligation to dispose of long-lived assets at the time of their retirement or disposal date. Upon initial implementation, December 31, 2005, a cumulative change in accounting principle charge was recorded on KeySpan's Consolidated Statement of Income, representing the present value of KeySpan's future retirement obligation. See Note 7 to the Consolidated Financial Statements "Contractual Obligations, Financial Guarantees and Contingencies" for further information on this charge.

As previously noted, in 2004 KeySpan conducted an evaluation of the carrying value of its investments in the Energy Services segment. As a result of this evaluation, KeySpan recorded a loss in discontinued operations of $151.0 million, or $0.94 per share. This loss reflects a $139.9 million after-tax impairment charge to reflect a reduction to the carrying value of assets associated with our mechanical contracting activities and operating losses of $11.1 million. (See Note 10 to the Consolidated Financial Statements "Energy Services - Discontinued Operations" for additional details on these items.)

Earnings from Continuing Operations 2004 vs 2003

KeySpan's earnings from continuing operations, less preferred stock dividends, for the year ended December 31, 2004, were $609.1 million or $3.80 per share, an increase of $188.9 million, or $1.15 per share compared to $420.2 million, or $2.65 per share realized in 2003. KeySpan's financial results for the year ended December 31, 2004 and 2003 reflect the following items that had a significant impact on comparative results: (i) earnings from core operations; (ii) non-core asset sales recorded in both 2004 and 2003; (iii) impairment charges recorded in 2004; and (iv) debt redemption charges recorded in both 2004 and 2003.

As indicated in the table above, KeySpan's earnings from core operations increased $25.2 million or $0.14 per share for the twelve months ended December 31, 2004 compared to 2003, primarily reflecting an increase in net electric revenues associated with KeySpan's Electric Services segment, as well as from higher earnings from the Gas Distribution segment, primarily due to a Boston Gas Company rate increase resulting from a rate proceeding concluded in November 2003.

The remaining items impacting comparative earnings from continuing operations - asset sales, impairment charges and debt redemption charges - are discussed below.

As noted previously, during 2004 KeySpan sold its ownership interests in Houston Exploration and KeySpan Canada. Combined, these asset sales provided KeySpan with approximately $1 billion of cash proceeds and after-tax earnings of $257.5 million, or $1.60 per share. Further, during 2004, KeySpan's share of the after-tax operating earnings of Houston Exploration and KeySpan Canada was $83.9 million or $0.52 per share.

During 2003, KeySpan completed two non-core asset sales. KeySpan sold a 39.09% interest in KeySpan Canada and a 20% interest in Taylor NGL LP which owned and operated two extraction plants in Canada. We recorded an after-tax loss of $34.1 million, or $0.22 per share, associated with these sales. Additionally, we reduced our ownership interest in Houston Exploration from 66% to approximately 55% following the repurchase, by Houston Exploration, of three million shares of common stock owned by KeySpan. We recorded a gain of $19.0 million, or $0.12 per share, on this transaction. Income taxes were not provided on this transaction since the transaction was structured as a return of capital. KeySpan's share of the after-tax operating earnings of Houston Exploration and KeySpan Canada was $98.7 million or $0.62 per share for the twelve months ended December 31, 2003.

Further, in the fourth quarter of 2003, we completed the sale of a 24.5% interest in Phoenix Natural Gas, a natural gas distribution company located in Northern Ireland, and recorded an after-tax gain of $16.0 million, or $0.10 per share. In total, KeySpan recorded a pre-tax gain of $13.3 million from the monetization of non-core assets. The combined after-tax gain from these asset sales was minimal due to the tax treatment associated with each transaction.

See Note 2 to the Consolidated Financial Statements "Business Segments" and the discussions under the caption "Review of Operating Segments" for a more detailed discussion of each of the above noted non-core transactions.

As previously noted, KeySpan recorded three significant impairment charges during 2004: (i) a goodwill impairment charge recorded in the Energy Services segment of $152.4 million after-tax, or $0.95 per share, - $12.6 million of which was attributable to continuing operations, while the remaining $139.9 million, or $0.87 per share, was reflected in discontinued operations; (ii) an after-tax ceiling test write-down of $31.1 million, or $0.19 per share, to recognize the reduced valuation of proved reserves associated with KeySpan's wholly-owned gas exploration and production subsidiaries; and (iii) a non-cash impairment charge of $26.5 million, - $18.8 million after-tax or $0.12 per share, recorded in the Energy Investments segment reflecting the difference between the anticipated cash proceeds from the sale of Premier compared to its carrying value.

The remaining significant item noted above is debt redemption costs incurred in 2004 and 2003. As noted previously, in 2004, KeySpan redeemed approximately $758 million of outstanding long-term debt. The total after-tax expense of this debt redemption was $29.3 million or $0.18 per share. In 2003, KeySpan incurred $18.2 million in debt redemption costs associated with the redemption of approximately $447 million of outstanding promissory notes that were issued to LIPA in connection with the KeySpan/Long Island Lighting Company ("LILCO") business combination completed in May 1998. Further, Houston Exploration, then a consolidated subsidiary, incurred debt redemption costs of $5.9 million, to retire $100 million 8.625% Notes. The total after-tax expense of the debt redemptions in 2003 was $13.6 million or $0.08 per share.

The net impact of the above mentioned items resulted in an increase to earnings from continuing operations of $249.7 million, or $1.55 per share for the year ended December 31, 2004, compared to $86.0 million or $0.54 per share in 2003.

Earnings Available for Common Stock 2004 vs 2003

Earnings available for common stock for the year ended December 31, 2004 also include losses from discontinued operations of $151.0 million, or $0.94 per share. This loss includes $139.9 million of after-tax impairment charges to reflect a reduction to the carrying value of assets associated with KeySpan's former mechanical contracting subsidiaries and operating losses of $11.1 million.

Earnings available for common stock for the year ended December 31, 2003, also reflect an operating loss from discontinued operations associated with KeySpan's former mechanical contracting subsidiaries of $1.9 million, or $0.01 per share and a charge for a cumulative change in accounting principle. In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation Number 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This Interpretation required KeySpan to, among other things, consolidate the Ravenswood Master Lease (the lease under which KeySpan leases and operates a portion of the Ravenswood electric generating facility (the "Ravenswood Facility") and classify the lease obligation as long-term debt on the Consolidated Balance Sheet starting December 31, 2003. As a result of implementing FIN 46, we recognized a non-cash, after-tax charge of $37.4 million, or $0.23 per share related to "catch-up" depreciation of the facility since its acquisition in June 1999 and recorded the charge as a cumulative change in accounting principle. (See Note 7 to the Consolidated Financial Statements "Contractual Obligations, Financial Guarantees and Contingencies" for an explanation of the leasing arrangement for the Ravenswood Facility, as well as an explanation of the implementation of FIN 46.)

Consolidated Summary of Results

Operating income by segment, as well as consolidated earnings available for common stock is set forth in the following table for the periods indicated.

-----------------------------------------------------------------------------------------------------------
                                                                        Year Ended December 31,
 (In Millions of Dollars, Except Per Share Amounts)                    2005           2004           2003
-----------------------------------------------------------------------------------------------------------
 Gas Distribution                                                    $ 565.7        $ 579.6        $ 574.3
 Electric Services                                                     342.3          289.8          269.9
 Energy Services
      Operations                                                        (2.7)         (33.9)         (33.0)
      Goodwill impairment charge                                           -          (14.4)             -
 Energy Investments
      Operations of continuing companies                                20.6           24.4           12.5
      Operations of sold companies                                         -          155.0          226.0
      Ceiling test write-down and impairment charge                        -          (74.7)             -
 Eliminations and other                                                (18.1)           9.5           (2.1)
-----------------------------------------------------------------------------------------------------------
 Operating Income                                                      907.8          935.3        1,047.6
-----------------------------------------------------------------------------------------------------------
 Other Income and (Deductions)
      Interest charges                                                (269.3)        (331.3)        (307.7)
      Gain on sale of assets                                             4.1          388.3           13.3
      Cost of debt redemption                                          (20.9)         (45.9)         (24.1)
      Minority interest                                                 (0.4)         (36.8)         (63.9)
      Other income and (deductions)                                     16.6           30.6           42.1
-----------------------------------------------------------------------------------------------------------
                                                                      (269.9)           4.9         (340.3)
-----------------------------------------------------------------------------------------------------------
 Income taxes                                                         (239.3)        (325.5)        (281.3)
-----------------------------------------------------------------------------------------------------------
 Income from Continuing Operations                                     398.6          614.7          426.0
 Loss from discontinued operations                                      (1.8)        (151.0)          (1.9)
 Cumulative change in accounting principles                             (6.6)             -          (37.4)
-----------------------------------------------------------------------------------------------------------
 Net Income                                                            390.2          463.7          386.7
 Preferred stock dividend requirements                                   2.2            5.6            5.8
-----------------------------------------------------------------------------------------------------------
 Earnings for Common Stock                                           $ 388.0        $ 458.1        $ 380.9
-----------------------------------------------------------------------------------------------------------

 Basic Earnings per Share:
    Continuing operations, less preferred stock dividends            $  2.33        $  3.80        $  2.65
    Discontinued operations                                            (0.01)         (0.94)         (0.01)
    Cumulative change in accounting principles                         (0.04)             -          (0.23)
-----------------------------------------------------------------------------------------------------------
                                                                     $  2.28        $  2.86        $  2.41
-----------------------------------------------------------------------------------------------------------

Operating Income 2005 vs 2004

As indicated in the above table, operating income decreased $27.5 million, or 3%, for the twelve months ended December 31, 2005 compared to the same period of 2004. The comparative operating results reflect the following two items that had a significant impact on results: (i) operating results of non-core subsidiaries recorded in 2004; offset by (ii) impairment charges recorded in 2004. As noted earlier, during 2004 KeySpan held equity ownership interests in Houston Exploration and KeySpan Canada. For the twelve months ended December 31, 2004, KeySpan's share of the combined operating income of Houston Exploration and KeySpan Canada was $155.0 million. KeySpan sold its remaining ownership interest in these non-core operations in the fourth quarter of 2004. Offsetting this income to some extent were pre-tax non-cash impairment charges of $89.1 million recorded in 2004. As noted earlier, KeySpan recorded the following three impairment charges during 2004: (i) a goodwill impairment charge recorded in the Energy Services segment attributable to continuing operations of $14.4 million;
(ii) a ceiling test write-down of $48.2 million to recognize the reduced valuation of proved reserves associated with KeySpan's wholly-owned gas exploration and production subsidiaries; and (iii) a non-cash impairment charge of $26.5 million also recorded in the Energy Investments segment reflecting the difference between the anticipated cash proceeds from the sale of Premier compared to its carrying value.

The combined impact of the non-core operating income recorded in 2004 offset by the impairment charges contributed $65.9 million to operating income for the twelve months ended December 31, 2004. KeySpan's core businesses, therefore, posted an increase in operating income of $38.4 million for the twelve months ended December 31, 2005, compared to the same period of 2004, primarily reflecting an increase of $52.5 million in the Electric Services segment, partially offset by a $13.9 million decrease in the Gas Distribution segment. The favorable results from KeySpan's electric services operations reflect an increase in net electric revenues as a result of higher electric prices that were due, in part, to the warm weather during the summer of 2005. Gas distribution results, however, were adversely impacted by higher operating expenses, primarily due to an increase in the provision for uncollectible accounts receivable as a result of higher gas costs and by higher property taxes. For the most part, the beneficial impact on comparative operating income from lower net operating losses incurred at the Energy Services segment, was offset by an increase in expenses residing at the holding company level. Further, in 2004 KeySpan reached a settlement with certain of its insurance carriers regarding cost recovery for expenses incurred at a non-utility environmental site and recorded an $11.6 million gain from the settlement as a reduction to expense.

Other income and (deductions) reflects interest charges, costs associated with debt redemptions, income from subsidiary stock transactions, minority interest charges and other miscellaneous items. For the twelve months ended December 31, 2005, other income and (deductions) reflects a net expense of $269.9 million compared to income of $4.9 million for the twelve months ended December 31, 2004. This unfavorable variation of $274.8 is due to higher gains from asset sales recorded in 2004 compared to 2005 of $384.2 million, offset by a decrease in interest charges of $62.0 million, lower debt redemption costs of $25.0 million and the absence of minority interest expenses of $36.4 million. The following is a discussion of these items.

As noted earlier, in the first quarter of 2005, KeySpan finalized its sale of Premier. The final sale of Premier resulted in a pre-tax gain of $4.1 million reflecting the difference from earlier estimates and what was recorded in the first quarter of 2005. For the twelve months ended December 31, 2004, KeySpan realized pre-tax income of $388.3 million from subsidiary stock transactions associated with Houston Exploration and KeySpan Canada, as discussed earlier.

Interest expense decreased $62.0 million, or 19%, for the twelve months ended December 31, 2005, compared to the same period of 2004, reflecting the benefits attributable to recent debt redemptions, as well as the sale of Houston Exploration and KeySpan Canada. In addition, as noted earlier, in 2005 KeySpan redeemed $500 million 6.15% Series Notes due 2006. KeySpan incurred $20.9 million in call premiums, wrote-off $1.3 million of previously deferred financing costs and accelerated the amortization of approximately $11.2 million of previously unamortized benefits associated with an interest rate swap on these bonds. The accelerated amortization of the interest rate swap and the write-off of previously deferred financing costs reduced interest expense in 2005 by $9.9 million.

In 2004, KeySpan redeemed approximately $758 million of various series of outstanding debt and incurred $45.9 million in call premiums and wrote-off $8.2 million of previously deferred financing costs. The net impact of the 2005 and 2004 debt redemptions lowered comparative interest expense by $18.1 million.

For the year ended December 31, 2004 other income and (deductions) also includes the effects of minority interest of $36.8 million related to our previous majority ownership interests in Houston Exploration and KeySpan Canada. Finally, other income and (deductions) for the year ended December 31, 2004 reflects a $12.6 million gain recorded on the settlement of a derivative financial instrument entered into in connection with the sale/leaseback transaction associated with the Ravenswood Expansion, a 250 MW combined cycle generating facility located at the Ravenswood site, as well as a $5.5 million foreign currency gain.

Income taxes decreased $86.2 million for the year ended December 31, 2005 compared to last year due, for the most part, to lower pre-tax earnings. In addition, tax expense for 2004 reflects: (i) a $6.0 million benefit resulting from a revised appraisal associated with property that was disposed of in 2003;
(ii) a tax benefit of $12 million related to the repatriation of earnings from KeySpan's foreign investments; and (iii) the beneficial tax treatment afforded the stock transaction with Houston Exploration.

As noted  earlier,  earnings  available  for  common  stock  for the year  ended
December 31, 2005, also includes losses of $1.8 million, or $0.01 per share, from discontinued operations, as well as a $6.6 million, or $0.04 per share cumulative change in accounting principles charge. Earnings available for common stock for the year ended December 31, 2004, includes losses of $151.0 million, or $0.94 per share, from discontinued operations.

As a result of the items discussed above, earnings available for common stock were $388.0 million, or $2.28 per share for the year ended December 31, 2005, compared to $458.1 million, or $2.86 per share realized in 2004.

Operating Income 2004 vs 2003

Operating income decreased $112.3 million, or 11%, for the twelve months ended December 31, 2004, compared to the same period of 2003. Comparative operating income was adversely impacted by lower operating income from the Energy Investments segment as a result of KeySpan's reduced ownership interest in Houston Exploration and KeySpan Canada during the latter half of 2004. KeySpan's lower ownership level in these former subsidiaries reduced comparative operating income by $71.0 million. In addition, operating income in the Energy Investments segment was adversely impacted by the $48.2 million non-cash impairment charge to recognize the reduced valuation of proved reserves, as well as the $26.5 million non-cash impairment charge associated with our previous investment in Premier. Further, the decrease in operating income reflects the $14.4 million non-cash goodwill impairment charge recorded in the Energy Services segment. The combined impact of the decrease in non-core operating income and the impairment charges recorded in 2004 reduced operating income for the twelve months ended

December 31, 2004, by $160.1 million. KeySpan's core businesses, therefore, posted an increase in operating income of $47.8 million for the twelve months ended December 31, 2004 compared to the same period of 2003, primarily reflecting increases of $19.9 million in the Electric Services segment, $5.3 million in the Gas Distribution segment and $11.9 million from the continuing operations in the Energy Investments segment.

The increase in comparative operating income in the Electric Services segment in 2004 primarily reflects higher net electric margins associated with the Ravenswood Expansion. The Gas Distribution segment benefited from customer additions and oil-to-gas conversions throughout our service territories, as well as from the full effect of the rate increase resulting from the Boston Gas Company rate proceeding concluded in November 2003. In 2003, we recorded $15.1 million in gains from property sales, primarily the sale of 550 acres of real property located on Long Island, that were recorded in the Gas Distribution segment. The continuing operations in the Energy Investments segment realized higher earnings from the sale of property, as well as from an increase in earnings from gas pipeline investments and generally lower administrative costs. (See the discussion under the caption "Review of Operating Segments" for further details on each segment.)

Other income and (deductions) reflects interest charges, costs associated with debt redemptions, income from subsidiary stock transactions, minority interest charges and other miscellaneous items. For the twelve months ended December 31, 2004, other income and (deductions) reflects a net gain of $4.9 million compared to a net expense of $340.3 million for the twelve months ended December 31, 2003. This favorable variation of $345.2 million is due to higher gains from asset sales recorded in 2004 compared to 2003 of $375.0 million and a lower minority interest adjustment of $27.1 million, offset by an increase in interest charges of $23.6 million and higher debt redemption costs of $21.8 million. The following is a discussion of these items.

As noted earlier, for the twelve months ended December 31, 2004, KeySpan realized pre-tax income of $388.3 million from subsidiary stock transactions associated with Houston Exploration and KeySpan Canada. During 2003, we monetized a portion of our Canadian and Northern Ireland investments, as well as a portion of our ownership interest in Houston Exploration and recorded a net gain of $13.3 million associated with these transactions. Further, the lower ownership level in Houston Exploration and KeySpan Canada in 2004 resulted in an associated decrease in the minority interest adjustment of $27.1 million.

The increase in interest expense of $23.6 million, or 8%, in 2004, compared to the prior year, reflects a number of items. As noted earlier, interest expense for 2004 includes the write-off of $8.2 million of previously deferred issuance costs as a result of the redemption of $758 million of outstanding long-term debt. In addition, interest expense in 2004 was impacted by the implementation of FIN 46, discussed earlier. Beginning January 1, 2004, lease payments associated with the Ravenswood Master Lease have been reflected as interest expense on the Consolidated Statement of Income resulting in an increase to interest expense of approximately $30 million in 2004. (See Note 7 "Contractual Obligations, Financial Guarantees and Contingencies for further information on the Master Lease.")

Further, comparative interest expense also reflects the benefits realized in 2003 associated with interest rate swaps. In 2003, we terminated an interest rate swap agreement with a notional amount of $270 million. This swap was used to hedge a portion of outstanding promissory notes that were issued to LIPA in connection with the KeySpan/LILCO business combination. In March 2003, we redeemed approximately $447 million of the outstanding promissory notes, and settled the outstanding derivative instrument. The cash proceeds from the termination of the interest rate hedge were $18.4 million, of which $8.1 million represented accrued swap interest. The difference between the termination settlement amount and the amount of accrued swap interest, $10.3 million, was recorded to earnings (as an adjustment to interest expense) in 2003 and effectively offset a portion of the redemption charges.

Offsetting, to some extent, these adverse impacts to comparative interest expense are the benefits associated with a lower level of outstanding long-term debt.

As noted previously, during 2004, KeySpan redeemed approximately $758 million of outstanding long-term debt and recorded $45.9 million in debt redemption costs. In 2003, KeySpan incurred debt redemption costs of $24.1 million associated with
(i) the redemption of approximately $447 million of outstanding promissory notes issued to LIPA in connection with the KeySpan/LILCO business combination; and
(ii) Houston Exploration's debt redemption costs of $5.9 million to retire $100 million 8.625% Notes. The operating results for Houston Exploration were consolidated in 2003.

Other income and (deductions) for 2004 also reflects a $12.6 million gain recorded on the settlement of a derivative financial instrument entered into in connection with the sale/leaseback transaction associated with the Ravenswood Expansion, as well as a $5.5 million foreign currency gain on cash investments held off-shore. Other income and (deductions) for 2003 also reflects severance tax refunds totaling $21.6 million recorded by Houston Exploration for severance taxes paid in 2002 and earlier periods, as well as $6.5 million of realized foreign currency translation gains.

(See Note 7 to the Consolidated Financial Statements, "Contractual Obligations, Financial Guarantees and Contingencies" for additional information regarding the sale/leaseback transaction.)

Income tax expense generally reflects the level of pre-tax income. In addition, tax expense for 2004 reflects: (i) a $6.0 million benefit resulting from a revised appraisal associated with property that was disposed of in 2003; (ii) a tax benefit of $12 million related to the repatriation of earnings from KeySpan's foreign investments; and (iii) the beneficial tax treatment afforded the stock transaction with Houston Exploration.

Income tax expense for 2003 includes a number of items impacting comparative results. During 2003, the partial monetization of our Canadian investments resulted in tax expense of $3.8 million, reflecting certain United States partnership tax rules. In addition, we recorded an adjustment to income tax expense of $6.1 million due to the Commonwealth of Massachusetts disallowing the carry forward of net operating losses incurred by our regulated utilities in Massachusetts. Offsetting, to some extent, these increases to tax expense, was a tax benefit recorded in 2003 of $9.0 million associated with certain New York City general corporation tax issues. In addition, certain costs associated with employee deferred compensation plans were deducted for federal income tax purposes in 2003. These costs, however, are not expensed for "book" purposes resulting in a beneficial permanent book-to-tax difference of $6.3 million.

As noted earlier, earnings available for common stock for the year ended December 31, 2004, also included losses of $151.0 million, or $0.94 per share, from discontinued operations. Earnings available for common stock for the year ended December 31, 2003, included a charge for a cumulative change in accounting principles of $37.4 million, or $0.23 per share, associated with the implementation of FIN 46, as well as operating losses of $1.9 million, or $0.01 per share associated with discontinued operations.

As a result of the items discussed above, earnings available for common stock were $458.1 million, or $2.86 per share for the year ended December 31, 2004, compared to $380.9 million, or $2.41 per share realized in 2003.

Review of Operating Segments
----------------------------

KeySpan's segment results are reported on an "Operating Income" basis. Management believes that this generally accepted accounting principle ("GAAP") based measure provides a reasonable indication of KeySpan's underlying performance associated with its operations. The following is a discussion of financial results achieved by KeySpan's operating segments presented on an Operating Income basis.

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

The table below highlights certain significant financial data and operating statistics for the Gas Distribution segment for the periods indicated.

-------------------------------------------------------------------------------------------------------------------------------
                                                                                             Year Ended December 31,
(In Millions of Dollars)                                                           2005               2004              2003
-------------------------------------------------------------------------------------------------------------------------------
Revenues                                                                        $ 5,390.1          $ 4,407.3         $ 4,161.3
Cost of gas                                                                       3,607.0            2,664.7           2,444.5
Revenue taxes                                                                        65.8               73.3              90.5
-------------------------------------------------------------------------------------------------------------------------------
Net Gas Revenues                                                                  1,717.3            1,669.3           1,626.3
-------------------------------------------------------------------------------------------------------------------------------
Operating Expenses
   Operations and maintenance                                                       727.0              672.5             659.9
   Depreciation and amortization                                                    276.9              276.5             259.9
   Operating taxes                                                                  147.8              140.7             147.3
-------------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                                          1,151.7            1,089.7           1,067.1
-------------------------------------------------------------------------------------------------------------------------------
Gain on the sale of property                                                          0.1                  -              15.1
Operating Income                                                                $   565.7          $   579.6         $   574.3
-------------------------------------------------------------------------------------------------------------------------------
Firm gas sales and transportation (MDTH)                                          323,347            324,549           328,073
Transportation - Electric  Generation (MDTH)                                       25,076             27,656            34,778
Other Sales (MDTH)                                                                187,805            155,992           158,722
Warmer (Colder) than Normal - New York & Long Island                                (1.0%)             (1.0%)            (8.0%)
Warmer (Colder) than Normal - New England                                           (8.6%)             (6.8%)           (10.0%)
-------------------------------------------------------------------------------------------------------------------------------

A MDTH is 10,000 therms and reflects the heating content of approximately one million cubic feet of gas. A therm reflects the heating content of approximately 100 cubic feet of gas. One billion cubic feet (BCF) of gas equals approximately 1,000 MDTH.

Executive Summary

Operating Income 2005 vs 2004

Operating income decreased $13.9 million, or 2%, for the twelve months ended December 31, 2005, compared to the same period last year due to higher operating expenses. Operating expenses increased $62.0 million reflecting primarily an increase in the provision for uncollectible accounts receivable and higher property taxes totaling $45.8 million. Partially offsetting the higher operating expenses was an increase of $48.0 million in net gas revenues (revenues less the cost of gas and associated revenue taxes) resulting from customer additions and oil-to-gas conversions in our firm gas sales market, as well as from higher net gas revenues in our large-volume heating markets.

Net Revenues

Net gas revenues from our gas distribution operations increased $48.0 million, or 3%, for the twelve months ended December 31, 2005, compared to the same period last year. Net gas revenues benefited from customer additions and oil-to-gas conversions in our firm gas sales market (residential, commercial and industrial customers), as well as from higher net gas revenues in our large-volume heating and interruptible (non-firm) markets. As measured in heating degree days, weather in 2005 in our New York and New England service territories was approximately 1.0% and 8.6% colder than normal, respectively. Compared to 2004, weather in 2005 was 1.2% colder in KeySpan's New England service territory, while weather was consistent between years in the New York service territory.

Net revenues from firm gas customers (residential, commercial and industrial customers) increased $24.3 million for the twelve months ended December 31, 2005, compared to the same period last year. Customer additions and oil-to-gas conversions, net of attrition and conservation, added $25.1 million to net gas revenues. Further, we realized a benefit of $3.8 million as a result of the Boston Gas Company's Performance Based Rate Plan (the "Plan") that was approved by the Massachusetts Department of Telecommunications and Energy ("MADTE") in 2003. The Plan provides for firm gas sales rates to be adjusted each year based on an inflation factor offset by a productivity factor. (See the caption under "Regulation and Rate Matters" for further information regarding the rate filing.)

Offsetting, to some extent, the beneficial impact of the customer additions and oil-to-gas conversions was the adverse impact to comparative net gas revenues from the additional billing day last year due to the leap year. In 2004, KeySpan realized $5.7 million in additional net gas revenues from the additional billing day. Further, KeySpan earned $8.7 million less in regulatory incentives for the twelve months ended December 31, 2005, compared to the same period last year.

Also included in net revenues is the recovery of certain regulatory items and certain taxes that added $6.6 million to net revenues. However, the recovery of these items through revenues does not impact net income since we expense a similar amount as amortization charges and income taxes, as appropriate on the Consolidated Statement of Income. Firm gas distribution rates for KEDNY, KEDLI and KEDNE in 2005, other than for the recovery of gas costs and as noted, have remained substantially unchanged from rates charged in 2004.

KEDNY and KEDLI each operate under a utility tariff that contains a weather normalization adjustment that significantly offsets variations in firm net revenues due to fluctuations in normal weather. However, the gas distribution operations of our New England based subsidiaries do not have a weather normalization adjustment. To mitigate the effect of fluctuations in normal weather patterns on KEDNE's results of operations and cash flows, weather derivatives were in place for the 2004/2005 and 2005/2006 winter heating seasons. These financial derivatives afforded KeySpan some protection against warmer than normal weather. As a result of the weather fluctuations and financial weather derivatives, weather had a $3.2 million favorable impact on comparative net gas revenues. (See Note 8 to the Consolidated Financial
Statements "Hedging, Derivative Financial Instruments and Fair Values" for further information on derivative transactions.)

In our large-volume heating and interruptible (non-firm) markets, which include large apartment houses, government buildings and schools, gas service is provided under rates that are designed to compete with prices of alternative fuel, including No. 2 and No. 6 grade heating oil. These "dual-fuel" customers can consume either natural gas or fuel oil for heating purposes. Net revenues in these markets increased $23.7 million during the twelve months ended December 31, 2005, compared to the same period last year, primarily reflecting higher pricing. Further, since weather during January 2004 was significantly colder than normal, KeySpan interrupted service to a segment of its dual-fuel customers for a number of days during the month, as permitted under its tariff, to ensure reliable service to firm customers. The majority of interruptible profits earned by KEDLI and KEDNE are returned to firm customers as an offset to gas costs.

Firm Sales, Transportation and Other Sales Quantities

Both actual firm gas sales and transportation quantities, as well as weather normalized sales quantities for the twelve months ended December 31, 2005, remained consistent with those quantities realized in 2004. Net revenues are not affected by customers opting to purchase their gas supply from other sources, since delivery rates charged to transportation customers generally are the same as delivery rates charged to full sales service customers. Transportation quantities related to electric generation reflect the transportation of gas to our electric generating facilities located on Long Island. Net revenues from transportation services are not material.

Other sales quantities include on-system interruptible quantities, off-system sales quantities (sales made to customers outside of our service territories) and related transportation. The increase in these sales quantities for the twelve months ended December 31, 2005 compared to the same period of 2004 reflects higher off-system sales. The majority of these profits earned are returned to firm customers as an offset to gas costs. From April 1, 2002 through March 31, 2005, we had an agreement with Coral Resources, L.P. ("Coral"), a subsidiary of Shell Oil Company, under which Coral assisted in the origination, structuring, valuation and execution of energy-related transactions on behalf of KEDNY and KEDLI. Upon the expiration of this agreement, these services are provided by KeySpan employees. We also have a portfolio management contract with Merrill Lynch Trading, under which Merrill Lynch Trading provides all of the city gate supply requirements at market prices and manages certain upstream capacity, underground storage and term supply contracts for KEDNE. A new three year agreement has been negotiated with Merrill Lynch to provide portfolio management services to KeySpan's Massachusetts gas distribution subsidiaries. This agreement is pending MADTE approval. KeySpan will provide these services internally for its New Hampshire gas distribution subsidiary, EnergyNorth.

Purchased Gas for Resale

The increase in gas costs for the twelve months ended December 31, 2005, compared to the same period of 2004, of $942.3 million, or 35%, reflects an increase of 23% in the price per dekatherm of gas purchased for firm gas sales customers, as well as an increase in the quantity of gas purchased for large-volume heating and interruptible (non-firm) customers. The current gas rate structure of each of our gas distribution utilities includes a gas adjustment clause, pursuant to which variations between actual gas costs incurred for resale to firm sales customers and gas costs billed to firm sales customers are deferred and refunded to or collected from customers in a subsequent period.

Operating Expenses

For the twelve months ended December 31, 2005, operating expenses increased $62.0 million, or 6% compared to the same period last year. Operations and maintenance expense increased $54.5 million, or 8%, in 2005 compared to 2004 primarily due to an increase of $38.7 million in the provision for uncollectible accounts as a result of increasing gas costs and the adverse impact from recent collection experience. Further, the gas distribution operations realized an increase in insurance and regulatory fees, as well as postretirement expenses in 2005 compared to 2004. In 2004, KeySpan recognized a benefit of approximately $3 million, net of amounts subject to regulatory deferral treatment, associated with the implementation of the Medicare Prescription Drug Improvement and Modernization Act of 2003 ( the "Medicare Act") and implementation of Financial

Accounting Standards Board Staff Position ("FSP") 106-2. In addition, in 2004, Boston Gas reached an agreement with an insurance carrier for recovery of previously incurred environmental expenditures. Insurance and third-party recoveries, after deducting legal fees, are shared between Boston Gas and its firm gas customers as provided under a previously issued MADTE rate order. As a result of this insurance settlement, Boston Gas recorded a $5 million benefit to operations and maintenance expense.

Comparative operating taxes increased $7.1 million due to the expiration of a five-year property tax assessment agreement with New York City, as well as to a $2.5 million property tax refund received in 2004. Higher depreciation charges of $4.5 million reflecting the continued expansion of the gas distribution system were offset by lower regulatory amortization charges of $4.1 million.

In December 2005, Boston Gas received a MADTE order permitting regulatory recovery of the 2004 gas cost component of bad debt write-offs. This was approved for full recovery as an exogenous cost effective November 1, 2005. In addition, effective January 1, 2006, Boston Gas is permitted to fully recover the gas cost component of bad debt write-offs through its cost-of-gas adjustment clause rather than filing for recovery as an exogenous cost. We have reflected both of these favorable recovery mechanisms in our December 31, 2005 Allowance for Doubtful Accounts reserve requirement and related expense. Boston Gas also plans to request full recovery, as an exogenous cost, of the 2005 gas cost component of bad debt write-offs beginning November 1, 2006.

Executive Summary

Operating Income 2004 vs 2003

Operating income increased $5.3 million for the twelve months ended December 31, 2004, compared to the same period last year, primarily due to an increase in net revenues of $43.0 million resulting, for the most part, from the Boston Gas rate proceeding that was concluded in November 2003. Partially offsetting the increase in net revenues were higher operating expenses of $22.6 million, primarily due to an increase in the provision for uncollectible accounts receivable as a result of higher gas costs, as well as higher depreciation and amortization expenses. It should be noted that during 2003 we recorded $15.1 million in gains from property sales on Long Island.

Net Revenues

Net gas revenues (revenues less the cost of gas and associated revenue taxes) from our gas distribution operations increased by $43.0 million, or 3%, for the year-ended December 31, 2004 compared to the prior year. Net gas revenues benefited from the Boston Gas rate increase granted in the fourth quarter of 2003, as well as from customer additions and oil-to-gas conversions. As measured in heating degree days, weather in 2004 in our New York and New England service territories was approximately 1% and 7% colder than normal, respectively, compared to approximately 8% and 10% colder than normal in 2003, respectively. Weather in 2004 was approximately 6% warmer than 2003 in our New York service territory and approximately 3% warmer than 2003 in our New England service territory.

Net revenues from firm gas customers (residential, commercial and industrial customers) increased $40.8 million for the twelve months ended December 31, 2004 compared to the same period of 2003. As previously mentioned, the MADTE approved a $27 million base rate increase for Boston Gas, which became effective on November 1, 2003. For the twelve months ended December 31, 2004, the rate increase resulted in a benefit to net gas revenues of $29.4 million. (See the caption under "Regulation and Rate Matters" for further information regarding the rate filing.) Customer additions and oil-to-gas conversions, net of attrition and conservation, added $8.0 million to net gas revenues. Further, we realized a $5.7 million benefit to net gas revenues as a result of an additional billing day in the 2004 leap year and $1.6 million associated with regulatory incentives.

Also included in net gas revenues is the recovery of property taxes that were $1.0 million lower in 2004 compared to 2003. These revenues, however, do not impact net income since the taxes they are designed to recover are expensed on the Consolidated Statement of Income. Firm gas distribution rates for KEDNY and KEDLI during 2004, other than for the recovery of gas costs, have remained substantially unchanged from rates charged in 2003.

KEDNY and KEDLI each operate under a utility tariff that contains a weather normalization adjustment that significantly offsets variations in firm net revenues due to fluctuations in normal weather. However, the gas distribution operations of our New England based subsidiaries do not have a weather normalization adjustment. To mitigate the effect of fluctuations in weather patterns on KEDNE's results of operations and cash flows, weather derivatives were in place for the 2003/2004 and 2004/2005 winter heating seasons. These financial derivatives afforded KeySpan some protection against warmer than normal weather. As a result of weather fluctuations year-to-year, offset by the benefits of the financial weather derivatives, weather had a $2.9 million unfavorable impact on comparative net gas revenues.

In our large-volume heating and other interruptible (non-firm) markets, which include large apartment houses, government buildings and schools, gas service is provided under rates that are designed to compete with prices of alternative fuel, including No. 2 and No. 6 grade heating oil. These "dual-fuel" customers can consume either natural gas or fuel oil for heating purposes. Net revenues in these markets increased $2.2 million in 2004 compared to 2003. The majority of interruptible profits earned by KEDLI and KEDNE are returned to firm customers as an offset to gas costs.

Firm Sales, Transportation and Other Sales Quantities

Firm gas sales and  transportation  quantities for the  year-ended  December 31,
2004, were approximately 1% lower compared to such quantities for the same period in 2003 reflecting the warmer weather. Weather normalized sales quantities increased 2% in our service territories during 2004. Net revenues are not affected by customers opting to purchase their gas supply from other sources, since delivery rates charged to transportation customers generally are the same as delivery rates charged to full sales service customers. Transportation quantities related to electric generation reflect the transportation of gas to our electric generating facilities located on Long Island. Net revenues from these services are not material.

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

Operating Expenses

Total operating expenses for the year ended December 31, 2004 increased $22.6 million, or 2%, compared to 2003, reflecting higher operations and maintenance and depreciation expense. Operations and maintenance expense increased $12.6 million, or 2%, in 2004 compared to 2003 primarily due to an increase of $13.0 million in the provision for uncollectible accounts receivable as a result of increasing gas costs, as well as higher employee welfare costs, primarily postretirement expenses of approximately $4 million. These increases to operations and maintenance expenses were partially offset by a benefit of $3 million, net of amounts subject to regulatory deferral treatment, associated with the implementation of the Medicare Act and implementation of Financial Accounting Standards Board Staff Position ("FSP") 106-2. In addition, in 2004, Boston Gas reached a settlement with an insurance carrier for recovery of previously incurred environmental expenditures. Insurance and third-party recoveries, after deducting legal fees, are shared between Boston Gas and its firm gas customers under a previously issued MADTE rate order. As a result of this insurance settlement, Boston Gas recorded a $5 million benefit to operations and maintenance expense.

Higher depreciation and amortization expense in 2004 reflects the continued expansion of the gas distribution system, while the lower operating taxes resulted primarily from a property tax refund in our New York service territory.

Sale of Property

During 2003 we recorded $15.1 million in gains from property sales, primarily the sale of 550 acres of real property located on Long Island.

Gas Supply and Pricing

KeySpan has adequate gas supply available to meet its gas load demand in its service territories for the 2005/2006 winter heating season as KeySpan's gas storage was 100% full at the start of the winter heating season. The current gas rate structure of each of our gas distribution utilities includes a gas adjustment clause, pursuant to which gas costs are recovered in billed sales to regulated firm gas sales customers. Although KeySpan is allowed to "pass through" the cost of gas to its customers, management is concerned with the rising natural gas prices and the related impact on customers' gas bills and recovery of customer accounts receivable. As noted, KeySpan has already experienced an increase in bad debt expense and an increase in collection lag. Also, it is likely that the high gas prices will lead to an increase in price elasticity possibly resulting in an increase in customer conservation measures and attrition. The recent MADTE order permitting Boston Gas regulatory recovery of the gas cost component of net bad debt write-offs should help to mitigate the increase in bad debt expense.

With our strategy of having KeySpan's storage facilities 100% full at the start of the heating season and our use of financial derivatives, KeySpan has effectively hedged the price of approximately two-thirds of the gas supply needed to serve its customers during the upcoming 2005/2006 winter. This helps mitigate the impact from rising natural gas prices on customers' winter heating gas bills. Further, KeySpan has programs in place to help customers manage their gas bills, such as balanced billing plans, deferred payment arrangements and the low income home energy assistance program, which we supported the expansion of through the Energy Act. Management believes that these measures will help mitigate the impact of rising gas prices on customers' bills.

Other Matters

We remain committed to our ongoing gas system expansion strategies. We believe that significant growth opportunities exist on Long Island and in our New England service territories, as well as continued growth in the New York service territory, despite the rising gas prices. We estimate that on Long Island approximately 37% of the residential and multi-family markets, and approximately 60% of the commercial market, currently use natural gas for space heating. Further, we estimate that in our New England service territories approximately 50% of the residential and multi-family markets, as well as approximately 60% of the commercial market, currently use natural gas for space heating purposes. We will continue to seek growth, in all our market segments, through the expansion of our gas distribution system for new construction and to penetrate existing communities where no distribution system exists, as well as through the conversion of residential homes from oil-to-gas for space heating purposes where natural gas is already in the home for other uses and the pursuit of opportunities to grow multi-family, industrial and commercial markets.

In order to serve the anticipated market requirements in our New York service territories, KeySpan and Duke Energy Corporation formed Islander East Pipeline Company, LLC ("Islander East") in 2000. Once in service, the pipeline is expected to transport up to 260,000 DTH of natural gas to the Long Island and New York City energy markets, enough natural gas to heat 600,000 homes. In addition, during 2004 KeySpan acquired a 21% interest in the Millennium Pipeline development project which is anticipated to transport up to 525,000 DTH of natural gas a day to the Algonquin pipeline. KEDLI has executed a Precedent Agreement for 150,000 DTH of natural gas per day of transportation capacity from the Millennium Pipeline system, increasing to 200,000 DTH in the third year of the pipeline being in service. These pipeline projects will allow KeySpan to diversify the geographic sources of its gas supply. See the discussion under the caption "Energy Investments" for additional information regarding these pipeline projects.

Electric Services

The Electric Services segment primarily consists of subsidiaries that own and operate oil and gas-fired electric generating plants in the Borough of Queens (including the "Ravenswood Generating Station" which comprises the Ravenswood Facility and Ravenswood Expansion) and the counties of Nassau and Suffolk on Long Island. In addition, through long-term contracts of varying lengths, we (i) provide to LIPA all operation, maintenance and construction services and significant administrative services relating to the Long Island electric transmission and distribution ("T&D") system pursuant to a Management Services Agreement (the "1998 MSA"); (ii) supply LIPA with electric generating capacity, energy conversion and ancillary services from our Long Island generating units pursuant to a Power Supply Agreement (the "1998 PSA"); and (iii) manage all aspects of the fuel supply for our Long Island generating facilities, as well as all aspects of the capacity and energy owned by or under contract to LIPA pursuant to an Energy Management Agreement (the "1998 EMA"). The 1998 MSA, 1998 PSA and 1998 EMA all became effective on May 28, 1998 and are collectively referred to herein as the "1998 LIPA Agreements."

On February 1, 2006, KeySpan and LIPA entered into (i) an amended and restated Management Services Agreement (the "2006 MSA"), pursuant to which KeySpan will continue to operate and maintain the electric T&D System owned by LIPA on Long Island; (ii) a new Option and Purchase and Sale Agreement (the "2006 Option Agreement"), to replace the Generation Purchase Rights Agreement as amended, the ("GPRA"), pursuant to which LIPA had the option, through December 15, 2005, to effectively acquire substantially all of the electric generating facilities owned by KeySpan on Long Island; and (iii) a Settlement Agreement (the "2006 Settlement Agreement") resolving outstanding issues between the parties regarding the 1998 LIPA Agreements. The 2006 MSA, the 2006 Option Agreement and the 2006 Settlement Agreement are collectively referred to herein as the "2006 LIPA Agreements". (For a further discussion on these LIPA agreements see the discussion under the caption "Electric Services - LIPA Agreements" and Note 11 to the Consolidated Financial Statements "2006 LIPA Settlement.") The Electric Services segment also provides retail marketing of electricity to commercial customers.

Selected financial data for the Electric Services segment is set forth in the table below for the periods indicated.

-------------------------------------------------------------------------------------------------------
                                                                       Year Ended December 31,
(In Millions of Dollars)                                         2005            2004            2003
-------------------------------------------------------------------------------------------------------
Revenues                                                     $  2,047.3      $  1,738.7     $  1,606.1
Purchased fuel                                                    751.4           539.6          464.8
-------------------------------------------------------------------------------------------------------
Net Revenues                                                    1,295.9         1,199.1        1,141.3
-------------------------------------------------------------------------------------------------------
Operating Expenses
   Operations and maintenance                                     684.5           653.3          658.6
   Depreciation                                                    91.7            88.3           67.2
   Operating taxes                                                178.6           169.7          145.6
-------------------------------------------------------------------------------------------------------
Total Operating Expenses                                          954.8           911.3          871.4
-------------------------------------------------------------------------------------------------------
Gain on the sale of property                                        1.2             2.0              -
Operating Income                                             $    342.3      $    289.8     $    269.9
-------------------------------------------------------------------------------------------------------
Electric sales (MWH)*                                         6,364,279       6,232,190      4,738,331
Capacity(MW)*                                                     2,450           2,450          2,200
Summer cooling degree days                                        1,472           1,045            988
-------------------------------------------------------------------------------------------------------

*Reflects the operations of the Ravenswood Generating Station only.

Executive Summary

Operating Income 2005 vs 2004

For the twelve months ended December 31, 2005, operating income increased $52.5 million, or 18%, compared to last year, primarily due to an increase in net revenues from the Ravenswood Generating Station of $78.7 million mainly as a result of improved pricing, partially offset by an increase in operating expenses associated with the Ravenswood Generating Station of $11.8 million, as well as lower net revenues associated with KeySpan's retail electric marketing activities of $7.6 million.

Net Revenues

Total electric net revenues realized during the twelve months ended December 31, 2005, were $96.8 million, or 8% higher than such revenues realized during the corresponding period last year.

For the year ended December 31, 2005, net revenues from the Ravenswood Generating Station increased $78.7 million, or 22%, compared to the same period last year reflecting higher energy margins of $66.0 million, as well as increased capacity revenues of $12.7 million. The increase in capacity revenues reflects the operation of the Ravenswood Expansion which went into full commercial operation in May 2004, as well as load growth in New York City.

The increase in energy margins for 2005 reflects an increase of 45% in realized "spark-spreads" (the selling price of electricity less the cost of fuel, plus hedging gains or losses), as well as from an increase of 2% in the level of megawatt hours ("MWh") sold into the New York Independent System Operator ("NYISO") energy market. These favorable energy results were primarily driven by the pricing differential between number 6-grade fuel oil and natural gas used in the Ravenswood Generating Station in 2005. Due to the dual-fuel nature of the Ravenswood Generating Station, KeySpan was able to take advantage of their ability to switch to cheaper fuel as the gap between number 6 grade fuel oil and gas prices spread during the latter part of the 2005 summer. The two hurricanes which occurred this past summer in the Gulf Coast of the United States contributed to the gap between number 6-grade fuel oil and natural gas prices. Further, in 2005 KeySpan received $9.2 million from the NYISO to settle billing issues regarding the sale of energy provided by the Ravenswood Generating Station to the NYISO in May 2000. Weather for 2005, as measured in cooling degree days, was 40% warmer than last year and 28% warmer than normal.

We employ derivative financial hedging instruments to hedge the cash flow variability for a portion of forecasted purchases of natural gas and fuel oil consumed at the Ravenswood Generating Station. Further, we have engaged in the use of derivative financial hedging instruments to hedge the cash flow variability associated with a portion of forecasted electric energy sales from the Ravenswood Generating Station. These derivative instruments resulted in hedging losses, which are reflected in net electric margins, of $16.0 million in 2005 compared to hedging gains of $23.0 million in 2004. The results derived from KeySpan's hedging strategy are reflected in the calculation of realized spark-spreads. (See Note 8 to the Consolidated Financial Statements "Hedging, Derivative Financial Instruments and Fair Values" as well as Item 7A. Quantitative and Qualitative Disclosures about Market Risk for further information on KeySpan's hedging strategies.)

The rules and regulations for capacity, energy sales and the sale of certain ancillary services to the NYISO energy markets continue to evolve and there are several matters pending with the FERC. See the discussion under the caption
"Market and Credit Risk Management Activities" for further details on these matters.

Net revenues for the twelve months ended December 31, 2005, from the service agreements with LIPA, including the power purchase agreements associated with two electric peaking facilities, increased $25.7 million compared to the corresponding period of 2004. The increase is due, in part, to recovery of operating expenses billed to LIPA of approximately $14 million and the recovery of depreciation charges and property taxes of approximately $8 million. These recoveries had no impact on operating income since actual expenses increased by a like amount. The remaining increase primarily reflects an increase in emission credits earned and variable revenues, which are a function of electric generation output. In 2005 and 2004 we earned $16.4 million associated with non-cost performance incentives provided for under these agreements. (For a description of the LIPA Agreements and power purchase agreements, see the discussion under the caption "Electric Services - LIPA Agreements.")

Net revenues associated with KeySpan's retail electric marketing activities decreased $7.6 million in 2005 compared to 2004, due to a significant curtailment in these activities. KeySpan has terminated all indexed price contracts and has elected to maintain only its fixed priced contracts. As a result, the retail electric marketing business has approximately 40 MW under contract.

Operating Expenses

For the twelve months ended December 31, 2005, operating expenses increased $43.5 million, or 5%, compared to the same period last year. Operations and maintenance expense increased $31.2 million, or 5% over last year reflecting an increase of $7.5 million in operating lease costs associated with our financing arrangement for the Ravenswood Expansion, as well as an increase in overhaul work and plant retirement costs associated with the Ravenswood Generating Station amounting to approximately $8 million. The remaining increase reflects operating costs billed to LIPA of approximately $14 million.

Depreciation expense and operating taxes increased $12.3 million in 2005 compared to 2004. Of this amount, approximately $8 million is associated with KeySpan's Long Island based electric generating units and are fully recoverable from LIPA, as noted above. The remaining increase in these line items is associated with the Ravenswood Generating Station.

Executive Summary

Operating Income 2004 vs 2003

Operating income increased $19.9 million for the twelve months ended December 31, 2004 compared to the same period in 2003, due primarily to an increase in net revenues from the Ravenswood Generating Station of $53.8 million, partially offset by higher depreciation expense and operating taxes. In addition, in 2004, KeySpan recognized a gain of $2.0 million on the sale of a parcel of land in Far Rockaway, Queens, to LIPA.

Net Revenues

Total electric net revenues realized during 2004 were $57.8 million, or 5% higher than such revenues realized during 2003. This increase is primarily attributable to the operation of the Ravenswood Expansion.

Net revenues from the Ravenswood Generating Station increased $53.8 million, or 18% in 2004 compared to 2003 reflecting increased capacity revenues of $19.1 million, as well as higher energy margins of $34.7 million. The increase in capacity revenues in 2004, compared to 2003 primarily reflects the operation of the Ravenswood Expansion.

The increase in energy margins for the twelve months ended December 31, 2004, reflects a 32% increase in the level of MWh's sold into the NYISO energy market, as well as an increase of 9% in realized spark-spreads. The increase in energy sales quantities reflects the operations of the Ravenswood Expansion. As measured in cooling degree-days, weather during the peak summer months of 2004 was approximately 6% warmer than 2003, but 7% cooler than normal. Further, energy sales quantities in 2003 were adversely impacted by the scheduled major overhaul of our largest electric generating unit.

As noted, we employ derivative financial hedging instruments to hedge the cash flow variability for a portion of forecasted purchases of natural gas and fuel oil consumed at the Ravenswood Generating Station. Further, we have engaged in the use of derivative financial hedging instruments to hedge the cash flow variability associated with a portion of forecasted electric energy sales from the Ravenswood Generating Station. These derivative instruments resulted in hedging gains, which are reflected in net electric margins, of $23.0 million in 2004 compared to hedging gains of $12.3 million for 2003. The benefits derived from KeySpan's hedging strategy contributed to an increase in realized spark-spreads despite the cooler weather during the peak summer months.

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

Operating Expenses

Total operating expenses increased $39.9 million, or 5%, for the year-ended December 31, 2004, compared to the same period of 2003, due to higher operating taxes and depreciation charges, partially offset by lower operations and maintenance expenses. Operations and maintenance expense decreased $5.3 million reflecting, in part, $10 million in lower costs associated with the LIPA service agreements as noted earlier. Operations and maintenance expense also reflects the impact of FIN 46, which required KeySpan to consolidate the Ravenswood Master Lease and classify the lease obligation as long-term debt on the Consolidated Balance Sheet. Further, an asset was recorded on the Consolidated Balance Sheet for an amount substantially equal to the fair market value of the leased assets at the inception of the lease, less depreciation since that date. As a result of implementing FIN 46, beginning January 1, 2004, lease payments associated with the Ravenswood Master Lease have been reflected as interest expense on the Consolidated Statement of Income and the leased assets are being depreciated. The classification of lease payments associated with the Ravenswood Master Lease to interest expense resulted in a comparative decrease to operations and maintenance expense of $30 million. However, KeySpan incurred lease costs of $11 million associated with the sale/leaseback transaction involving the Ravenswood Expansion, that went into effect May 2004. In addition, KeySpan incurred increased repair and maintenance costs, including removal costs, associated with the Ravenswood Generating Station, as well as higher postretirement costs, which, for the most part, offset the beneficial impact of FIN 46. (See Note 7 to the Consolidated Financial Statements "Contractual Obligations, Financial Guarantees and Contingencies" for an explanation of the Ravenswood Master Lease.)

The increase in depreciation expense of $21.1 million primarily relates to the depreciation of the leased assets under the Ravenswood Master Lease, which increased depreciation by $16 million. The remaining increase in depreciation expense is associated with KeySpan's Long Island based electric generating units and is fully recoverable from LIPA. The higher operating taxes primarily reflect an increase in property taxes which are fully recoverable from LIPA, as noted earlier.

Other Matters

In 2003,  the New  York  State  Board  on  Electric  Generation  Siting  and the
Environment issued an opinion and order which granted a certificate of environmental capability and public need for a 250 MW combined cycle electric generating facility in Melville, Long Island, which is final and non-appealable. Also in 2003, LIPA issued a Request for Proposal ("RFP") seeking bids from developers to either build and operate a Long Island generating facility, and/or a new cable that will link Long Island to power from a non-Long Island source of between 250 to 600 MW of electricity by no later than the summer of 2007.
KeySpan filed a proposal in response to LIPA's RFP. In 2004, LIPA selected proposals submitted by two other bidders in response to the RFP. KeySpan remains committed to the Melville project and the benefits to Long Island's energy future that this project would supply. The project has received New York State
Article X approval by having met all operational and environmental permitting requirements. Further, the project is strategically located in close proximity to both the high voltage power transmission grid and the high pressure gas distribution network. In addition, given the intense public pressure to reduce emissions from existing generating facilities, development of the Melville project is possible as a means to "virtually re-power" older, less efficient generating units. Specifically, KeySpan believes that it would be able to reduce emissions on Long Island in a cost effective manner by developing the Melville project and retiring an older, less efficient generating facility. We have begun discussions with LIPA regarding this proposal. At December 31, 2005, total capitalized costs associated with the siting, permitting and procurement of equipment for the Melville facility were $61.2 million.

In March 2005, LIPA issued a RFP to provide system power supply management services beginning May 29, 2006 and fuel management services for certain of its peaking generating units beginning January 1, 2006. A KeySpan subsidiary is currently performing these services. KeySpan submitted a bid in response to the new RFP in April 2005. LIPA was scheduled to select a service provider in June 2005, but has deferred such decision at this time. Pending LIPA's determination on the RFP, the service agreements between KeySpan and LIPA which provide for these services have been extended to December 31, 2006. We cannot predict the outcome or the timing of any decisions by LIPA on this matter at this time.

Also, in March 2005, the New York Power Authority ("NYPA") issued a RFP for long-term New York City capacity and energy to meet the needs of its customers at prices that are economical, stable and predictable over the long run. In June 2005, KeySpan submitted a non-binding bid in response to NYPA's RFP in which we proposed to construct a 500 MW, combined cycle, natural gas fired power plant to be located in New York City, which could provide energy and capacity to NYPA. The proposed facility could be in commercial operation by June 2009. We cannot predict the outcome or the timing of any decisions by NYPA on this matter at this time.

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

Currently, the NYISO's New York City local reliability rules require that 80% of the electric capacity needs of New York City be provided by "in-City" generators. On February 6, 2006, the NYISO Operating Committee increased the "in-City" generator requirement to 83% beginning in May 2006 through the period ending on April 2007, based in part on the statewide reserve margin of 118% set by the New York State Reliability Council. On February 16, 2006 an appeal was filed with the NYISO Management Committee requesting that the February 6th decision be rejected and that the "in-City" requirement be increased to a larger percentage than 83%. A vote on this appeal is expected to occur at the NYISO Management Committee meeting scheduled for February 28, 2006.

Our Ravenswood Generating Station is an "in-City" generator. As the electric infrastructure in New York City and the surrounding areas continues to change and evolve and the demand for electric power increases, the "in-City" generator requirement could be further modified. Construction of new transmission and generation facilities may cause significant changes to the market for sales of capacity, energy and ancillary services from our Ravenswood Generating Station. Recently 500 MW of capacity came on line and it is anticipated that another 500MW of new capacity may be available during 2006 as a result of the completion of an in-City generation project currently under construction. We can not, however, be certain as to when the new power plant will be in operation or the nature of future New York City energy, capacity or ancillary services market requirements or design.

KeySpan continues to believe that New York City represents a strong capacity market and has entered into an International Swap Dealers Association ("ISDA") Master Agreement for a fixed for float unforced capacity financial swap (the
"Swap Agreement") with Morgan Stanley Capital Group Inc. ("Morgan Stanley") dated as of January 18, 2006. The Swap Agreement has a three year term beginning May 1, 2006, (assuming a condition to effectiveness has been satisfied by such date). The notional quantity is 1,800,000kW (the "Notional Quantity") of In-City Unforced Capacity and the fixed price is $7.57/kW-month ("Fixed Price"), subject to adjustment upon the occurrence of certain events. Settlement would occur on a monthly basis based on the In-City Unforced Capacity price determined by the relevant New York Independent System Operator Spot Demand Curve Auction Market ("Floating Price"). For each monthly settlement period, the price difference will equal the Fixed Price minus the Floating Price. If such price difference is less than zero, Morgan Stanley will pay KeySpan an amount equal to the product of (a) the Notional Quantity and (b) the absolute value of such price difference. Conversely, if such price difference is greater than zero, KeySpan will pay Morgan Stanley an amount equal to the product of (a) the Notional Quantity and (b) the absolute value of such price difference.

Energy Services

The Energy Services segment includes companies that provide energy-related services to customers located primarily within the Northeastern United States. Subsidiaries in this segment provide residential and small commercial customers with service and maintenance of energy systems and appliances, as well as operation and maintenance, design, engineering, consulting and fiber optic services to commercial, institutional and industrial customers.

In January and February of 2005, KeySpan sold its mechanical contracting subsidiaries in this segment and exited such businesses. In the fourth quarter of 2004, KeySpan's investment in its discontinued mechanical contracting subsidiaries was written-down to an estimated fair value. In 2005, operating losses were incurred through the dates of sale of these companies of $4.1 million after-tax, including, but not limited to, costs incurred for employee related benefits. Partially offsetting these losses was an after-tax gain of $2.3 million associated with the related divestitures, reflecting the difference between the fair value estimates and the financial impact of the actual sale transactions. The net income impact of the operating losses and the disposal gain was a loss of $1.8 million, or $0.01 per share in 2005. (See Note 2 to the Consolidated Financial Statements "Business Segments" for additional details on the sale of the mechanical companies.)

The table below highlights selected financial information for the Energy Services segment.

--------------------------------------------------------------------------------
                                              Year Ended December 31,
(In Millions of Dollars)             2005              2004               2003
--------------------------------------------------------------------------------
Revenues                           $ 202.0           $ 193.9            $ 166.4
Less:  Operating expenses            204.7             227.8              199.4
       Goodwill impairment                              14.4                  -
--------------------------------------------------------------------------------
Operating  (Loss)                  $  (2.7)          $ (48.3)           $ (33.0)
--------------------------------------------------------------------------------

Operating Income 2005 vs 2004

The Energy Services segment incurred an operating loss of $2.7 million in 2005, compared to a loss of $48.3 million in 2004. In 2004, KeySpan recorded a non-cash goodwill impairment charge in continuing operations of $14.4 million as a result of an evaluation of the carrying value of goodwill recorded in this segment. That evaluation resulted in a total pre-tax impairment charge of $208.6 million ($152.4 million, or $0.95 per share after-tax) - $14.4 million of this charge is attributable to continuing operations, while the remaining $194.2 million ($139.9 million after-tax, or $0.87 per share), was reflected in discontinued operations. (See Note 10 to the Consolidated Financial Statements "Energy Services - Discontinued Operations" for additional details on this charge.)

For 2005, the improved performance over last year, excluding the goodwill impairment charge, primarily reflects a reduction in operating expenses. In 2004, charges associated with the write-off of accounts receivable and contract revenues on certain projects that were determined to be uncollectible, were incurred as well as the write-down of inventory balances. Further, this segment experienced an increase in gross profit margins and generally lower administrative costs in 2005.

Operating Income 2004 vs 2003

The Energy Services segment incurred operating losses of $48.3 million for the year-ended December 31, 2004 compared to losses of $33.0 million for the same period last year. As noted, in 2004 KeySpan recorded a non-cash goodwill impairment charge in continuing operations of $14.4 million. Excluding the goodwill impairment charge, operating income for the twelve months ended December 31, 2004, was essentially the same as 2003, as higher revenues were offset by higher operating expenses.

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

This segment is also engaged in pipeline development activities. KeySpan and Duke Energy Corporation each own a 50% interest in Islander East. Islander East was created to pursue the authorization and construction of an interstate pipeline from Connecticut, across Long Island Sound, to a terminus near Shoreham, Long Island. Further, KeySpan has a 21% interest in the Millennium Pipeline project which is expected to transport up to 525,000 DTH of natural gas a day from Corning to Ramapo, New York, where it will connect to an existing pipeline. Additionally, subsidiaries in this segment hold a 20% equity interest in the Iroquois Gas Transmission System LP, a pipeline that transports Canadian gas supply to markets in the Northeastern United States. These subsidiaries are accounted for under the equity method of accounting. Accordingly, equity income from these investments is reflected as a component of operating income in the Consolidated Statement of Income. KeySpan also owns a 600,000 barrel liquefied natural gas ("LNG") storage and receiving facility in Providence, Rhode Island, through its wholly owned subsidiary KeySpan LNG, the operations of which are fully consolidated. KeySpan LNG is re-evaluating its plans to upgrade its LNG facility in Providence, Rhode Island in light of the FERC decision that denied KeySpan LNG's application for FERC authorization to expand the facility to accept marine deliveries and triple vaporization capacity.

During the first quarter of 2004, we also had an approximate 61% investment in certain midstream natural gas assets in Western Canada through KeySpan Canada. These assets included 14 processing plants and associated gathering systems that produced approximately 1.5 BCFe of natural gas daily and provided associated natural gas liquids fractionation. These operations were fully consolidated in KeySpan's Consolidated Financial Statements. On April 1, 2004, KeySpan and KeySpan Facilities Income Fund (the "Fund"), an open-ended income trust which previously owned a 39% interest in KeySpan Canada, consummated a transaction that reduced KeySpan's ownership interest in KeySpan Canada to 25%. The transaction resulted in a gain of $22.8 million ($10.1 million after-tax, or $0.06 per share). Effective April 1, 2004 KeySpan Canada's earnings and our ownership interest in KeySpan Canada were accounted for on the equity method of accounting.

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

Asset transactions regarding our investment in KeySpan Canada were also recorded in 2003. In 2003, we sold a portion of our interest in KeySpan Canada through the Fund. The Fund acquired a 39.1% ownership interest in KeySpan Canada through an indirect subsidiary, and then issued 17 million trust units to the public through an initial public offering. Each trust unit represented a beneficial interest in the Fund. Additionally, we sold our 20% interest in Taylor NGL LP that owned and operated two extraction plants also in Canada to AltaGas Services, Inc. Net proceeds of $119.4 million from the two sales, plus proceeds of $45.7 million drawn under a new credit facility made available to KeySpan Canada, were used to pay down existing KeySpan Canada credit facilities of $160.4 million. A pre-tax loss of $30.3 million was recognized on the transactions and was included in other income and (deductions) on the Consolidated Statement of Income. These transactions produced a tax expense of $3.8 million as a result of certain United States partnership tax rules and resulted in an after-tax loss of $34.1 million.

In the first quarter of 2005, KeySpan sold its 50% interest in Premier, a gas pipeline from southwest Scotland to Northern Ireland pursuant to a Share Sale and Purchase Agreement with BG Energy Holdings Limited and Premier Transmission Financing Public Limited Company ("PTFPL"), under which all of the outstanding shares of Premier were to be purchased by PTFPL. On March 18, 2005, the sale was completed and generated cash proceeds of $48.1 million. In the fourth quarter of 2004, KeySpan recorded a pre-tax non-cash impairment charge of $26.5 million reflecting the difference between the anticipated cash proceeds from the sale of Premier compared to its carrying value. The final sale of Premier resulted in a pre-tax gain of $4.1 million reflecting the difference from earlier estimates. This gain was recorded in other income and (deductions) on the Consolidated Statement of Income.

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

---------------------------------------------------------------------------------------------------
                                                                 Year Ended December 31,
(In Millions of Dollars)                                2005               2004               2003
---------------------------------------------------------------------------------------------------
Revenues                                              $ 43.0            $  58.9            $ 119.0
Less: Operation and maintenance expense                 26.5               33.5               68.6
          Ceiling test write-down                          -               48.2                  -
          Impairment charge                                -               26.5                  -
          Other operating expenses                      11.1               15.3               27.3
Add:  Equity earnings                                   15.1               25.8               19.1
          Sale of assets                                 0.1                5.0                  -
---------------------------------------------------------------------------------------------------
Operating Income (Loss)                               $ 20.6            $ (33.8)           $  42.2
---------------------------------------------------------------------------------------------------

Operating income above reflects 100% of KeySpan Canada's results from January 1, 2003 through April 1, 2004.

Operating Income 2005 vs 2004

For the twelve months ended December 31, 2005, operating income for this segment increased $54.4 million compared to the same period of 2004, reflecting non-cash impairment charges recorded last year of $74.7 million. As noted earlier, in 2004, KeySpan's wholly owned gas exploration and production subsidiaries that have remained with KeySpan after the Houston Exploration transaction, recorded a non-cash impairment charge of $48.2 million to recognize the reduced valuation of proved reserves. (See Note 1 to the Consolidated Financial Statements "Summary of Significant Accounting Policies" Item F "Gas Exploration and Production Property - Depletion" for further information on this charge.) Further, in the fourth quarter of 2004, KeySpan recorded a pre-tax non-cash impairment charge of $26.5 million reflecting the difference between the anticipated cash proceeds from the sale of Premier compared to its carrying value.

Operating income for the twelve months ended December 31, 2004, also includes $16.5 million in earnings from KeySpan Canada. The remaining activities reflected a decrease in operating income of $3.8 million primarily due to the sale of real property in 2004.

Operating Income 2004 vs 2003

The decrease in comparative operating income in 2004 compared to 2003 of $76.0 million reflects the impairment charges recorded in 2004, as well as our lower ownership interest in KeySpan Canada. Operating income for the twelve months ended December 31, 2004, includes $16.5 million in earnings from KeySpan Canada compared to operating income of $29.7 million for the twelve months ended December 31, 2003. Excluding the impairment charges and KeySpan Canada, the remaining activities reflected an increase in operating income of $11.9 million primarily due to the sale of real property in 2004, higher earnings from gas pipeline investments and lower administrative costs.

During the first five months of 2004, our gas exploration and production investments also included a 55% equity interest in Houston Exploration, the operations of which were consolidated in KeySpan's Consolidated Financial Statements. On June 2, 2004, KeySpan exchanged 10.8 million shares of common stock of Houston Exploration for 100% of the stock of Seneca-Upshur, previously a wholly owned subsidiary of Houston Exploration. This transaction reduced our interest in Houston Exploration from 55% to the then current level of 23.5%. Effective June 2, 2004, Houston Exploration's earnings and our ownership interest in Houston Exploration were accounted for on the equity method of accounting. KeySpan follows an accounting policy of income statement recognition for parent company gains or losses from common stock transactions initiated by its subsidiaries. As a result, this transaction resulted in a gain to KeySpan of $150.1 million. The deconsolidation of Houston Exploration required the recognition of certain deferred taxes on our remaining investment resulting in a net deferred tax expense of $44.1 million. Therefore, the net gain on the share exchange less the deferred tax provision was $106 million, or $0.66 per share.

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

Selected financial data and operating statistics for Houston Exploration for 2004 and 2003 are set forth in the following table.

------------------------------------------------------------------------------

                                                      Year Ended December 31,
(In Millions of Dollars)                               2004             2003
------------------------------------------------------------------------------
Revenues                                             $ 268.1          $ 495.3
Depletion and amortization expense                     104.6            204.1
Other operating expenses                                45.7             94.9
Add: Equity Earnings                                    20.7                -
------------------------------------------------------------------------------
Operating Income                                     $ 138.5          $ 196.3
------------------------------------------------------------------------------

Houston Exploration

Operating Income 2004 vs 2003

The decline in operating income of $57.8 million for the twelve months ended December 31, 2004, compared to the corresponding period in 2003, reflects the reduction in KeySpan's ownership interest in Houston Exploration. As noted, in 2003 KeySpan maintained a 55% ownership interest in Houston Exploration. In 2004, KeySpan maintained a 55% ownership interest for the five month period January 1, 2004 through June 2, 2004, then held an approximate 23.5% interest for the five month period June 2, 2004 through October 31, 2004. KeySpan then sold its remaining 23.5% interest in Houston Exploration in November 2004.

Other Matters

In order to serve the anticipated market requirements in our New York service territories, KeySpan and Duke Energy Corporation formed Islander East Pipeline Company, LLC ("Islander East") in 2000. Islander East is owned 50% by KeySpan and 50% by Duke Energy, and was created to pursue the authorization and construction of an interstate pipeline from Connecticut, across Long Island Sound, to a terminus near Shoreham, Long Island. Applications for all necessary regulatory authorizations were filed in 2000 and 2001. Islander East has received a final certificate from the FERC and all necessary permits from the State of New York. The State of Connecticut denied Islander East's request for a consistency determination under the Coastal Zone Management Act ("CZMA") and application for a permit under Section 401 of the Clean Water Act. Islander East appealed the State of Connecticut's determination on the CZMA issue to the United States Department of Commerce. In 2004, the Department of Commerce overrode Connecticut's denial and granted the CZMA authorization. Islander East's petition for a declaratory order overriding the denial of the Clean Water Act permit is pending with Connecticut's State Superior Court. Pursuant to a provision of the Energy Act, Islander East has appealed the denial of the Clean Water Act permit directly to the United States Court of Appeals for the Second Circuit and has moved to stay the Connecticut case pending the Second Circuit's decision. The State of Connecticut has filed a motion to challenge the constitutionality of the provisions of the Energy Act providing this appeal right. The appeal was argued in January 2006 and a decision is expected within the first six months of 2006. Various options for the financing of this pipeline construction are being evaluated. As of December 31, 2005, KeySpan's total capitalized costs associated with the siting and permitting of the Islander East pipeline were approximately $24.6 million.

KeySpan also owns a 21% ownership interest in the Millennium Pipeline project. KeySpan acquired its interest in the project from Duke Energy in August 2004. The other partners in the Millennium Pipeline are Columbia Gas Transmission Corp., a unit of NiSource Incorporated and DTE Energy. It is anticipated that KeySpan will acquire an additional 5.25% ownership interest in Millennium from Columbia during the first quarter of 2006, bringing our total ownership interest in Millennium to 26.25%. The Millennium Pipeline project is anticipated to transport up to 525,000 DTH of natural gas a day from Corning to Ramapo, New York, interconnecting with the pipeline systems of various other utilities in New York. The project received a FERC certificate to construct, acquire and operate the facilities in 2002. On August 1, 2005, the project filed an amended application with FERC requesting, among other things, approval of a reduction in capacity and maximum allowable operating pressure, minor route modifications, the addition of certain facilities and the acquisition of certain facilities from Columbia Gas Transmission Corporation. Additionally, in December 2005, The Consolidated Edison Company of New York ("Con Edison"), KEDLI and Columbia Gas Transmission each entered into amended precedent agreements to purchase capacity on the pipeline. KEDLI has agreed to purchase 150,000 DTH per day from the Millennium Pipeline system, increasing to 200,000 DTH in the third year of the pipeline being in service. This will provide KEDLI with new, competitively priced supplies of natural gas from Canada. Subject to, among other things, the conditions precedent in the precedent agreements, the receipt of necessary regulatory approvals and financing, it is anticipated that construction on the Millennium Pipeline will be in service in either 2007 or 2008. As of December 31, 2005, total capitalized costs associated with the Millennium Pipeline project were $10.4 million.

In 2005, KeySpan LNG entered into a joint development agreement with BG, LNG Services, a subsidiary of British Gas, to upgrade KeySpan LNG's liquidfied natural gas ("LNG") facility to accept marine deliveries and to triple vaporization (or regasification) capacity. In June 2005, the FERC denied KeySpan LNG's application to expand the facility citing concerns that the proposed upgraded facility would not meet current federal safety standards, which the facility is not currently subject to. KeySpan sought a rehearing with FERC, and on January 20, 2006 the FERC denied such request, although the order provided that KeySpan LNG could file an amendment to its original application addressing a revised expansion project which would differ substantially from that originally proposed by KeySpan. Any amendment application would need to include a detailed analysis of the new project scope, including upgrades to the existing facilities and alternative plans for any service disruptions that may be necessary during construction of a new expanded project. KeySpan is evaluating whether to appeal FERC's current order.

In  addition  to the
proceeding at FERC, KeySpan LNG also is involved in seeking other required regulatory approvals and the resolution of certain litigation regarding such approvals. In February 2005, KeySpan LNG filed an action in Federal District Court in Rhode Island seeking a declaratory judgment that it is not required to obtain a "Category B Assent" from the State of Rhode Island and an injunction preventing the Rhode Island Coastal Resources Management Council ("CRMC") from enforcing the Category B assent requirements. In March 2005, the Rhode Island Attorney General answered the complaint and moved to substitute the State of Rhode Island as the defendant and filed a counterclaim seeking a declaratory judgment that the expansion requires a Category B Assent. In April, the parties filed cross motions for summary judgment with respect to all issues presented to the Court. On April 14, 2005, the Attorney General also filed on behalf of the State a complaint against KeySpan LNG in Rhode Island State Superior Court raising substantially the same issues as the federal court action. KeySpan LNG removed that action to federal court and moved for summary judgment. The Attorney General subsequently withdrew both the motion to substitute defendants and the counterclaim. Although the Court had indicated its intention to issue a decision in the pending cases by August 2005, the Court has now indicated that it will stay the litigation pending resolution of the FERC rehearing and/or appeal process discussed above. Since the FERC order is a recent development, the Court has not yet taken any action. As of December 31, 2005, our investment in this project was $15.3 million.

Allocated Costs

As previously noted, at December 31, 2005 KeySpan was a holding company under PUHCA 1935. As a result of the Energy Act, PUHCA 1935 was repealed and replaced by PUHCA 2005 as of February 8, 2006. Under PUHCA 1935, the SEC had jurisdiction over our holding company activities, including the regulation of our affiliate transactions and service companies. In accordance with those regulations and state regulatory agencies' regulations, we established service companies that provide: (i) traditional corporate and administrative services; (ii) gas and electric transmission and distribution system planning, marketing, and gas supply planning and procurement; and (iii) engineering and surveying services to subsidiaries. The SEC's jurisdiction over our holding company activities was eliminated under PUHCA 2005, although the SEC continues to have jurisdiction over the registration and issuance of our securities under the securities law. These service companies are now subject to the jurisdiction of the FERC under PUHCA 2005, as well as subject to regulations and orders of the NYPSC, MADTE and NHPUC. See "Regulation and Rate Matters" for additional information on the Energy Act.

The operating income variation as reflected in "elimination and other" is due primarily to costs residing at KeySpan's holding company level such as corporate advertising and strategic review costs. Further, in 2004 KeySpan reached a settlement with its insurance carriers regarding cost recovery for expenses incurred at a non-utility environmental site and recorded an $11.6 million gain from the settlement as a reduction to operating expenses.

Operating income variations in "eliminations and other" between 2004 and 2003 reflect, in part, allocation adjustments recorded in 2003. As required by the SEC, during 2003 we adjusted certain provisions in our allocation methodology that resulted in certain costs being allocated back to certain non-operating subsidiaries. Further, as noted, in 2004 KeySpan recorded an $11.6 million gain from the settlement with its insurance carriers regarding cost recovery for expenses incurred at a non-utility environmental site. It should be noted that in 2003 KeySpan recorded a $10 million favorable adjustment for environmental reserves associated with non-utility environmental sites based on a site investigation study concluded in the fourth quarter of 2003.

Liquidity

Cash flow from operations decreased $346.8 million, or 46%, for the twelve months ended December 31, 2005 compared to 2004, reflecting, in part, the absence of Houston Exploration and KeySpan Canada which combined contributed approximately $230 million to consolidated operating cash flow in 2004. It should be noted that in prior years, Houston Exploration funded its gas exploration and development activities, in part, from available cash flow from operations. In addition, due to the significant increase in natural gas prices in 2005, KeySpan's gas distribution utilities paid approximately $215 million more in 2005 compared to 2004 for the purchase of natural gas that is currently in inventory. As noted previously, the current gas rate structure of each of our gas distribution utilities includes a gas adjustment clause, pursuant to which variations between actual gas costs incurred for sale to firm customers and gas costs billed to firm customers are deferred and refunded to or collected from customers in a subsequent period. Further in 2005 the Internal Revenue Service ("IRS") published new regulations related to the capitalization of costs of self-constructed property for income tax purposes. As a result of these regulations, KeySpan incurred approximately $60 million in higher income tax payments for the twelve months ended December 31, 2005 compared to the same period in 2004. These adverse impacts to cash flow from operations were partially offset by lower interest payments and higher core earnings.

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

At December 31, 2005, we had cash and temporary cash investments of $124.5 million. During the twelve months ended December 31, 2005, we repaid $254.6 million of commercial paper and, at December 31, 2005, $658 million of commercial paper was outstanding at a weighted-average annualized interest rate of 4.38%. At December 31, 2005, KeySpan had the ability to issue up to an additional $842 million of short-term debt under its commercial paper program.

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

The facilities contain certain affirmative and negative operating covenants, including restrictions on KeySpan's ability to mortgage, pledge, encumber or otherwise subject its utility property to any lien, as well as certain financial covenants that require us to, among other things, maintain a consolidated indebtedness to consolidated capitalization ratio of no more than 65% as at the last day of any fiscal quarter. Violation of these covenants could result in the termination of the facilities and the required repayment of amounts borrowed thereunder, as well as possible cross defaults under other debt agreements. At December 31, 2005, KeySpan's consolidated indebtedness was 50.7% of its consolidated capitalization and KeySpan was in compliance with all covenants.

Subject to certain conditions set forth in the credit facility, KeySpan has the right, at any time, to increase the commitments under the $920 million facility up to an additional $300 million. In addition, KeySpan has the right to request that the termination date be extended for an additional period of 365 days prior to each anniversary of the closing date. This extension option, however, requires the approval of lenders holding more than 50% of the total commitments to such extension request. Under the agreements, KeySpan has the ability to replace non-consenting lenders with other pre-approved banks or financial institutions. Upon effectiveness of PUHCA 2005, KeySpan's ability to issue commercial paper is no longer limited by the SEC. Accordingly, subject to compliance with the foregoing conditions, KeySpan is currently able to issue up to $1.5 billion of commercial paper.

A substantial portion of consolidated revenues are derived from the operations of businesses within the Electric Services segment, that are largely dependent upon two large customers - LIPA and the NYISO. Accordingly, our cash flows are dependent upon the timely payment of amounts owed to us by these counterparties. (See the discussion under the caption "Electric Services - LIPA Agreements" for information regarding the recent settlement between KeySpan and LIPA regarding the current contractual agreements.)

We satisfy our seasonal working capital requirements primarily through internally generated funds and the issuance of commercial paper. We believe that these sources of funds are sufficient to meet our seasonal working capital needs.

Capital Expenditures and Financing

Construction Expenditures

The table below sets forth our construction expenditures by operating segment for the periods indicated:

--------------------------------------------------------------------------
                                                 Year Ended December 31,
(In Millions of Dollars)                         2005               2004
--------------------------------------------------------------------------
Gas Distribution                               $ 410.3            $ 414.5
Electric Services                                 88.8              150.3
Energy Investments                                23.6              160.2
Energy Services and other                         16.8               25.3
--------------------------------------------------------------------------
                                               $ 539.5            $ 750.3
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

Construction  expenditures  for  2006 are  estimated  to be  approximately  $630 million. The amount of future construction expenditures is reviewed on an ongoing basis and can be affected by timing, scope and changes in investment opportunities.

Financing

In January 2006, the NYPSC issued orders granting additional financing authority to KEDNY and KEDLI. KEDNY has the authority, through December 31, 2008, to issue up to $475 million of new securities and to refinance up to $650 million of its existing debt obligations. KEDLI has the authority, through December 31, 2008, to issue up to $450 million of new securities and to refinance up to $525 million of its existing debt obligations. KEDNY and KEDLI had sought a waiver from the requirement in the existing rate plans that KEDNY and KEDLI must raise their own long-term debt or preferred stock and may not derive such securities from KeySpan. The NYPSC declined to grant the requested waiver.

In December 2005, KEDNY converted $50 million of fixed rate Gas Facility Revenue Bonds ("GFRB") (5.64% GFRB Series D1 and D2 due 2026) into variable rate debt. The interest rate on these bonds is now reset, through an auction process, every seven days.

In November 2005, KEDNY, issued $137 million of tax-exempt GFRB through the New York State Energy Research and Development Authority ("NYSERDA") in the following series: (i) $82 million of 4.70% GFRB, 2005 Series A (the "Series A Bonds"); and (ii) $55 million GFRB, 2005 Series B (the "Series B Bonds"). The interest rate on the Series B bonds is reset every seven days through an auction process. KEDNY used the proceeds from this issuance to redeem the following three series: (i) $41 million Adjustable Rate GFRB Series 1989 A due February 2024; (ii) $41 million Adjustable Rate GFRB Series 1989 B due February 2024; and
(iii) $55 million 5.60% GFRB Series 1993 C due June 2025. KEDNY incurred $3.7 million in call premiums and financing fees, all of which have been deferred for future rate recovery.

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

Further, $55.3 million of 7.07% Series B preferred stock was redeemed in May 2005 on its scheduled redemption date. Additionally, also in May 2005, KeySpan called for optional redemption $19.7 million of 7.17% Series C of preferred stock due 2008. KeySpan no longer has preferred stock outstanding.

In May 2002, KeySpan issued 9.2 million MEDS Equity Units which were subject to conversion to common stock upon execution of the three-year forward purchase contract. In 2005, KeySpan was required to remarket the note component of the Equity Units between February 2005 and May 2005 and reset the interest rate to the then current market rate of interest; however, the reset interest rate could not be set below 4.9%. In March 2005, KeySpan remarketed the note component of $394.9 million of the Equity Units at the reset interest rate of 4.9% through their maturity date of May 2008. The balance of the notes ($65.1 million) were held by the original MEDS Equity Unit holders in accordance with their terms and not remarketed. KeySpan then exchanged $300 million of the remarketed notes for $307.2 million of new 30 year notes bearing an interest rate of 5.8%. Therefore, KeySpan now has $160 million of 4.9% notes outstanding with a maturity date of May 2008 and $307.2 million of 5.8% notes outstanding with a maturity date of April 2035.

On May 16, 2005, KeySpan issued 12.1 million shares of common stock, at an issuance price of $37.93 per share pursuant to the terms of the forward purchase contract. KeySpan received proceeds of approximately $460 million from the equity issuance. The number of shares issued was dependent on the average closing price of our common stock over the 20 day trading period ending on the third trading day prior to May 16, 2005.

The following table represents the ratings of our long-term debt at December 31, 2005. During the fourth quarter of 2004 Standard & Poor's reaffirmed its ratings on KeySpan's and its subsidiaries' long-term debt and removed its negative outlook. Further in the second quarter of 2005, Fitch Ratings revised its ratings on KeySpan's and its subsidiaries' long-term debt to positive outlook. Moody's Investor Services, however, continues to maintain its negative outlook ratings on KeySpan's and its subsidiaries' long-term debt.

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

Off-Balance Sheet Arrangements

Guarantees

KeySpan had a number of financial guarantees with its subsidiaries at December 31, 2005. KeySpan has fully and unconditionally guaranteed: (i) $525 million of medium-term notes issued by KEDLI; (ii) the obligations of KeySpan Ravenswood, LLC, which is the lessee under the $425 million Master Lease associated with the Ravenswood Facility and the lessee under the $385 million sale/leaseback transaction for the Ravenswood Expansion including future decommission costs of $19 million; and (iii) the payment obligations of our subsidiaries related to $128 million of tax-exempt bonds issued through the Nassau County and Suffolk County Industrial Development Authorities for the construction of two electric-generation peaking facilities on Long Island. The medium-term notes, the Master Lease and the tax-exempt bonds are reflected on the Consolidated Balance Sheet; the sale/leaseback obligation is not recorded on the Consolidated Balance Sheet. Further, KeySpan has guaranteed: (i) up to $76.0 million of surety bonds associated with certain construction projects currently being performed by current and former subsidiaries; (ii) certain supply contracts, margin accounts and purchase orders for certain subsidiaries in an aggregate amount of $83.2 million; and (iii) $73.0 million of subsidiary letters of credit. These guarantees are not recorded on the Consolidated Balance Sheet. KeySpan's guarantees on certain performance bonds relating to current construction projects of the discontinued mechanical contracting companies will remain in place throughout the construction period for these projects. KeySpan has received an indemnity bond issued by a third party to offset potential exposure related to a significant portion of the continuing guarantee. At this time, we have no reason to believe that our subsidiaries or former subsidiaries will default on their current obligations. However, we cannot predict when or if any defaults may take place or the impact such defaults may have on our consolidated results of operations, financial condition or cash flows. (See Note 7 to the Consolidated Financial Statements, "Contractual Obligations, Financial Guarantees and Contingencies" for additional information regarding KeySpan's guarantees, as well as Note 10 "Energy Services - Discontinued Operations" for additional information on the discontinued mechanical contracting companies.)

Contractual Obligations

KeySpan has certain contractual obligations related to its outstanding long-term debt, outstanding credit facility borrowings, outstanding commercial paper borrowings, various leases, and demand charges associated with certain commodity purchases. KeySpan's outstanding short-term and long-term debt issuances are explained in more detail in Note 6 to the Consolidated Financial Statements "Long-Term Debt and Commercial Paper." KeySpan's leases, as well as its demand charges are more fully detailed in Note 7 to the Consolidated Financial Statements "Contractual Obligations, Financial Guarantees and Contingencies." The table below reflects maturity schedules for KeySpan's contractual obligations at December 31, 2005. Included in the table is the long-term debt that has been consolidated as part of the variable interest entity associated with the Ravenswood Master Lease.

----------------------------------------------------------------------------------------------------
 (In Millions of Dollars)
 Contractual Obligations                 Total         1 - 3 Years     4 - 5 Years     After 5 Years
----------------------------------------------------------------------------------------------------
 Long-term Debt                        $ 3,934.7       $   317.0       $ 1,522.3          $ 2,095.4
 Capital Leases                             10.8             3.2             2.5                5.1
 Operating Leases                          585.7           213.6           137.5              234.6
 Master Lease Payments                      99.7            85.5            14.2                  -
 Sale/Leaseback Arrangement                569.5            73.0            78.8              417.7
 Interest Payments                       2,873.6           663.7           380.0            1,829.9
 Demand Charges                            492.7           492.7               -                  -
----------------------------------------------------------------------------------------------------
 Total Contractual
     Cash Obligations                  $ 8,566.7       $ 1,848.7       $ 2,135.3          $ 4,582.7
----------------------------------------------------------------------------------------------------
 Commercial Paper                      $   657.6       Revolving
----------------------------------------------------------------------------------------------------

For information regarding projected postretirement contributions, see Note 4 to the Consolidated Financial Statements "Postretirement Benefits." For information regarding asset retirement obligations, see Note 7 to the Consolidated Financial Statements "Contractual Obligations, Financial Guarantees and Contingencies."

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

As prescribed in SFAS 142, KeySpan is required to compare the fair value of a reporting unit to its carrying amount, including goodwill. This evaluation is required to be performed at least annually, unless facts and circumstances indicated that the evaluation should be performed at an interim period during the year. At December 31, 2005, KeySpan had $1.7 billion of recorded goodwill and has concluded that the fair value of the business units that have recorded goodwill exceed their carrying value.

As noted previously, during 2004, KeySpan conducted an evaluation of the carrying value of goodwill recorded in its Energy Services segment. As a result of this evaluation, KeySpan recorded a non-cash goodwill impairment charge of $108.3 million ($80.3 million after tax, or $0.50 per share) in 2004. This charge was recorded as follows: (i) $14.4 million as an operating expense on the Consolidated Statement of Income reflecting the write-down of goodwill on Energy Services segment's continuing operations; and (ii) $93.9 million as discontinued operations reflecting the impairment on the mechanical contracting companies. (See Note 10 to the Consolidated Financial Statements "Energy Services-Discontinued Operations" for further details.)

Also as noted previously, at the end of 2004, KeySpan anticipated selling its then 50% interest in Premier. This investment was accounted for under the equity method of accounting in the Energy Investments segment. In the fourth quarter of 2004 KeySpan recorded a pre-tax non-cash impairment charge of $26.5 million - $18.8 million after-tax or $0.12 per share. The impairment charge reflected the difference between the anticipated cash proceeds from the sale of Premier compared to its carrying value at that time and was recorded as a reduction to goodwill.

Accounting for the Effects of Rate Regulation on Gas Distribution Operations

The financial statements of the Gas Distribution segment reflect the ratemaking policies and orders of the New York Public Service Commission ("NYPSC"), the New Hampshire Public Utilities Commission ("NHPUC"), and the Massachusetts Department of Telecommunications and Energy ("MADTE").

Four of our six regulated gas utilities (KEDNY, KEDLI, Boston Gas and EnergyNorth) are subject to the provisions of SFAS 71, "Accounting for the Effects of Certain Types of Regulation." This statement recognizes the actions of regulators, through the ratemaking process, to create future economic benefits and obligations affecting rate-regulated companies.

In separate orders issued by the MADTE relating to the acquisition by Eastern Enterprises of Colonial Gas and Essex Gas, the base rates charged by these companies have been frozen at their current levels for a ten-year period ending 2009. Due to the length of these base rate freezes, Colonial Gas and Essex Gas had previously discontinued the application of SFAS 71. EnergyNorth base rates continue as set by the NHPUC in 1993.

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

In the event that regulation significantly changes the opportunity for us to recover costs in the future, all or a portion of our regulated operations may no longer meet the criteria for the application of SFAS 71. In that event, a write-down of our existing regulatory assets and liabilities could result. If we were unable to continue to apply the provisions of SFAS 71 for any of our rate regulated subsidiaries, we would apply the provisions of SFAS 101 "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71." We estimate that the write-off of our net regulatory assets at December 31, 2005 could result in a charge to net income of approximately

$308.0 million or $1.81 per share, which would be classified as an extraordinary item. In management's opinion, our regulated subsidiaries that currently are subject to the provisions of SFAS 71 will continue to be subject to SFAS 71 for the foreseeable future.

As is further discussed under the caption "Regulation and Rate Matters," in October 2003 the MADTE rendered its decision on the Boston Gas base rate case and Performance Based Rate Plan proposal submitted to the MADTE in April 2003. The rate plans previously in effect for KEDNY and KEDLI have expired and the rates established in those plans remain in effect. The continued application of SFAS 71 to record the activities of these subsidiaries is contingent upon the actions of regulators with regard to future rate plans. We are currently evaluating various options that may be available to us including, but not limited to, proposing new rate plans for KEDNY and KEDLI. The ultimate resolution of any future rate plans could have a significant impact on the application of SFAS 71 to these entities and, accordingly, on our financial position, results of operations and cash flows.

Management believes that currently available facts support the continued application of SFAS 71 and that all regulatory assets and liabilities are recoverable or refundable in the current regulatory environment.

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

Certain gas distribution subsidiaries are subject to SFAS 71, and, as a result, changes in postretirement expenses are deferred for future recovery from or refund to gas sales customers. However, KEDNY, although subject to SFAS 71, does not have a recovery mechanism in place for changes in postretirement costs. Further, changes in postretirement expenses associated with subsidiaries that service the LIPA agreements are also deferred for future recovery from or refund to LIPA.

For 2005, the assumed long-term rate of return on our postretirement plans' assets was 8.5% (pre-tax), net of expenses. This is an appropriate long-term expected rate of return on assets based on KeySpan's investment strategy, asset allocation and the historical performance of equity and fixed income investments over long periods of time. The actual 10 year compound annual rate of return for the KeySpan Plans is greater than 8.5%.

KeySpan's master trust investment allocation policy target is 70% equity and 30% fixed income. At December 31, 2005, the actual investment allocation was in line with the target. In an effort to maximize plan performance, actual asset allocation will fluctuate from year to year depending on the then current economic environment.

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

A 25 basis point increase or decrease in the assumed long-term rate of return on plan assets would have impacted 2005 expense by approximately $6 million, before deferrals.

The year-end December 31, 2005 weighted average discount rate used to determine postretirement obligations was 5.75%. Our discount rate assumption was developed by matching our plans' cash flows to the Citigroup above-median discount curve spot rates. The resulting yield is then rounded to the nearest 25 basis points. A 25 basis point increase or decrease in the weighted average year-end discount rate would have had no impact on 2005 expense. However, a 25 basis point decrease in the weighted average year-end discount rate would result in the recording of an additional minimum pension liability. A year-end discount rate of 5.5% would have required an additional $42 million debit to other comprehensive income ("OCI") before taxes and deferrals. A year-end discount rate of 5.25% would have required an additional $338 million charge to OCI before taxes and deferrals.

At January 1, 2005, the weighted average discount rate used to determine pension and postretirement obligations was 6.0%. A 25 basis point increase or decrease in the weighted average discount rate at the beginning of the year would have impacted 2005 expense by approximately $15 million, before deferrals.

Our health care cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. The salary growth assumptions reflect our long-term outlook.

Historically, we have funded our qualified pension plans in excess of the amount required to satisfy minimum ERISA funding requirements. At December 31, 2005, we had a funding credit balance in excess of the ERISA minimum funding requirements and as a result KeySpan was not required to make any contributions to its qualified pension plans in 2005. However, although we have presently exceeded ERISA funding requirements, our pension plans, on an actuarial basis, are currently underfunded. Therefore, during 2005 KeySpan contributed $174 million to its funded and unfunded postretirement plans.

For 2006, KeySpan expects to contribute approximately $120 million to its funded and unfunded post-retirement plans. Future funding requirements are heavily dependent on actual return on plan assets and prevailing interest rates.

Dividends

In the fourth quarter of 2005 KeySpan increased its dividend to an annual rate of $1.86 per common share beginning with the quarterly dividend to be paid in February 2006. Our dividend framework is reviewed annually by the Board of Directors. The amount and timing of all dividend payments is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial conditions and other factors. Based on currently foreseeable market conditions, we intend to maintain the annual dividend at the $1.86 level.

Pursuant to NYPSC orders, the ability of KEDNY and KEDLI to pay dividends to KeySpan is conditioned upon maintenance of a utility capital structure with debt not exceeding 55% and 58%, respectively, of total utility capitalization. In addition, the level of dividends paid by both utilities may not be increased from current levels if a 40 basis point penalty is incurred under the customer service performance program. At the end of KEDNY's and KEDLI's most recent rate years (September 30, 2005 and November 30, 2005, respectively), each company was in compliance with the utility capital structure required by the NYPSC. Additionally, we have met the requisite customer service performance standards.

Regulation and Rate Matters

Gas Distribution

On September 30, 2002, KEDNY's rate agreement with the NYPSC expired. Under the terms of the agreement, the then current gas distribution rates and all other provisions, including the earnings sharing provision (at a 13.25% return on equity), remain in effect until changed by the NYPSC. Under the agreement, KEDNY is subject to an earnings sharing provision pursuant to which it is required to credit firm customers with 60% of any utility earnings up to 100 basis points above a 13.25% return on equity (other than any earnings associated with discrete incentives) and 50% of any utility earnings in excess of 100 basis points above such threshold level. KEDNY did not earn above a 13.25% return on equity in its rate year ended September 30, 2005.

On November 30, 2000, KEDLI's rate agreement with the NYPSC expired. Under the terms of the agreement, the gas distribution rates and all other provisions, including the earnings sharing provision, will remain in effect until changed by the NYPSC. Under the agreement, KEDLI is subject to an earnings sharing provision pursuant to which it is required to credit to firm customers 60% of any utility earnings for any rate year ended November 30, up to 100 basis points above a return on equity of 11.10% and 50% of any utility earnings in excess of a return on equity of 12.10%. KEDLI did not earn above an11.10% return on equity in its rate year ended November 30, 2005.

At this time, we are evaluating various options regarding the KEDNY and KEDLI rate plans, including but not limited to, proposing new rate plans. In the meantime, KeySpan filed a joint petition for KEDNY and KEDLI with the NYPSC seeking authority to defer certain costs associated with high gas costs. Specifically, KeySpan seeks authority to defer the following costs, each of which is directly linked to increased gas prices: (i) the portion of increased bad debt expense attributable to increased gas cost; (ii) the return requirement on the increased cost of gas in storage; and (iii) the return requirement on the increased need for working capital. KeySpan projects total combined deferrals of approximately $67 million and $65 million in 2006 and 2007, respectively. On January 25, 2006, the NYPSC noticed the joint petition in the New York State Register.

Boston Gas, Colonial Gas and Essex Gas operations are subject to Massachusetts's statutes applicable to gas utilities. Rates for gas sales and transportation service, distribution safety practices, issuance of securities and affiliate transactions are regulated by the MADTE.

Effective November 1, 2003, the MADTE approved a $25.9 million increase in base revenues for Boston Gas with an allowed return on equity of 10.2% reflecting an equal balance of debt and equity. On January 27, 2004, the MADTE issued its order on Boston Gas Company's Motion for Recalculation, Reconsideration and Clarification that granted an additional $1.1 million in base revenues, for a total of $27 million. The MADTE also approved a Performance Based Rate Plan (the "Plan") for up to ten years. On November 1, 2005, the MADTE approved a base rate increase of $7.2 million under the Plan. In addition, an increase of $7.5 million in the local distribution adjustment clause was approved to recover pension and other postretirement costs. The MADTE also approved a true-up mechanism for pension and other postretirement benefit costs under which variations between actual pension and other postretirement benefit costs and amounts used to establish rates are deferred and collected from or refunded to customers in subsequent periods. This true-up mechanism allows for carrying charges on deferred assets and liabilities at Boston Gas's weighted-average cost of capital.

In connection with the Eastern Enterprises acquisition of Colonial Gas in 1999, the MADTE approved a merger and rate plan that resulted in a ten year freeze of base rates to Colonial Gas's firm customers. The base rate freeze is subject only to certain exogenous factors, such as changes in tax laws, accounting changes, or regulatory, judicial, or legislative changes. Due to the length of the base rate freeze, Colonial Gas discontinued its application of SFAS 71. Essex Gas is also under a ten-year base rate freeze and has also discontinued its application of SFAS 71.

In December 2005, Boston Gas received a MADTE order permitting regulatory recovery of the 2004 gas cost component of bad debt write-offs. This was approved for full recovery as an exogenous cost effective November 1, 2005. In addition, effective January 1, 2006, Boston Gas is permitted to fully recover the gas cost component of bad debt write-offs through its cost-of-gas adjustment clause rather than filing for recovery as an exogenous cost. We have reflected both of these favorable recovery mechanisms in our December 31, 2005 Allowance for Doubtful Accounts reserve requirement and related expense. Boston Gas also plans to request full recovery, as an exogenous cost, the 2005 gas cost component of bad debt write-offs from Boston Gas ratepayers beginning November 1, 2006.

Electric Rate Matters

KeySpan sells to LIPA all of the capacity and, to the extent requested, energy conversion services from our existing Long Island based oil and gas-fired generating plants. Sales of capacity and energy conversion services are made under rates approved by the FERC in accordance with the PSA entered into between KeySpan and LIPA in 1998. The original FERC approved rates, which had been in effect since May 1998, expired on December 31, 2003. On October 1, 2004 the FERC approved a settlement reached between KeySpan and LIPA to reset rates effective January 1, 2004. Under the new agreement, KeySpan's rates reflect a cost of equity of 9.5% with no revenue increase in the first year. The FERC approved updated operating and maintenance expense levels and recovery of certain other costs as agreed to by the parties. (See Electric Services - "LIPA Agreements" for a discussion of the 2006 settlement between KeySpan and LIPA regarding the current contractual agreements.)

The Energy Policy Act of 2005 and the Public Utility Holding Company Acts of 1935 and 2005

At December 31, 2005, KeySpan and certain of its subsidiaries were subject to the jurisdiction of the SEC under PUHCA 1935. The rules and regulations under PUHCA 1935, generally limited the operations of a holding company to a single integrated public utility system, plus additional energy-related businesses. In addition, the principal regulatory provisions of PUHCA 1935: (i) regulated certain transactions among affiliates within a holding company system, including the payment of dividends by such subsidiaries to a holding company; (ii) governed the issuance, acquisition and disposition of securities and assets by a holding company and its subsidiaries; (iii) limited the entry by registered holding companies and their subsidiaries into businesses other than electric and/or gas utility businesses; and (iv) required SEC approval for certain utility mergers and acquisitions.

In August 2005, the Energy Act was enacted by Congress and signed into law by the President. The Energy Act is a broad based energy bill that places an increased emphasis on the production of energy and promotes the development of new technologies and alternative energy sources by providing tax credits to companies that produce natural gas, oil, coal, electricity and renewable energy. For KeySpan, one of the more significant provisions of the Energy Act was the repeal of PUHCA 1935, effective February 8, 2006, and the transfer of certain holding company oversight from the SEC to FERC pursuant to PUHCA 2005.

Pursuant to PUHCA 2005, the SEC no longer has jurisdiction over our holding company activities, other than those traditionally associated with the registration and issuance of our securities under the federal securities laws. FERC now has jurisdiction over certain of our holding company activities, including (i) regulating certain transactions among our affiliates within our holding company system; (ii) governing the issuance, acquisition and disposition of securities and assets by certain of our public utility subsidiaries; and
(iii) approving certain utility mergers and acquisitions.

Moreover, our affiliate transactions also remain subject to certain regulations of the NYPSC, MADTE and NHPUC, in addition to FERC.

Electric Services - LIPA Agreements

LIPA is a corporate municipal instrumentality and a political subdivision of the State of New York. On May 28, 1998, certain of LILCO's business units were merged with KeySpan and LILCO's common stock and remaining assets were acquired by LIPA. At the time of this transaction, KeySpan and LIPA entered into three major long-term service agreements that (i) provide to LIPA all operation, maintenance and construction services and significant administrative services relating to the Long Island electric transmission and distribution ("T&D") system pursuant to the Management Services Agreement (the "1998 MSA"); (ii) supply LIPA with electric generating capacity, energy conversion and ancillary services from our Long Island generating units pursuant to the Power Supply Agreement (the "1998 PSA") and other long-term agreements through which we provide LIPA with approximately one half of its customers' energy needs; and
(iii) manage all aspects of the fuel supply for our Long Island generating facilities, as well as all aspects of the capacity and energy owned by or under contract to LIPA pursuant to the Energy Management Agreement (the "1998 EMA"). We also purchase energy, capacity and ancillary services in the open market on LIPA's behalf under the 1998 EMA. The 1998 MSA, 1998 PSA and 1998 EMA all became effective on May 28, 1998 and are collectively referred to as the 1998 LIPA Agreements.

On February 1, 2006, KeySpan and LIPA entered into (i) an amended and restated Management Services Agreement (the "2006 MSA"), pursuant to which KeySpan will continue to operate and maintain the electric T&D System owned by LIPA on Long Island; (ii) a new Option and Purchase and Sale Agreement (the "2006 Option Agreement"), to replace the Generation Purchase Rights Agreement (as amended, the "GPRA"), pursuant to which LIPA had the option, through December 15, 2005, to acquire substantially all of the electric generating facilities owned by KeySpan on Long Island; and (iii) a Settlement Agreement (the "2006 Settlement Agreement") resolving outstanding issues between the parties regarding the LIPA Agreements. The 2006 MSA, the 2006 Option Agreement and the 2006 Settlement Agreement are collectively referred to herein as the "2006 LIPA Agreements". Each of the 2006 Agreements will become effective as of January 1, 2006 upon all of the 2006 LIPA Agreements receiving the required governmental approvals; otherwise none of the 2006 LIPA Agreements will become effective.

2006 Settlement Agreement

Pursuant to the terms of the 2006 Settlement Agreement, KeySpan and LIPA agreed to resolve issues that have existed between the parties relating to the various 1998 LIPA Agreements. In addition to the resolution of these matters, KeySpan's entitlement to utilize LILCO's available tax credits and other tax attributes will increase from approximately $50 million to approximately $200 million. These credits and attributes may be used to satisfy KeySpan's previously incurred indemnity obligation to LIPA for any federal income tax liability that may result from the settlement of a pending Internal Revenue Service audit for LILCO's tax year ended March 31, 1999. In recognition of these items, as well as for the modification and extension of the 1998 MSA and the elimination of the GPRA, upon effectiveness of the Settlement Agreement KeySpan will record a contractual asset in the amount of approximately $160 million, of which approximately $110 million will be attributed to the right to utilize such additional credits and attributes and approximately $50 million will be amortized over the eight year term of the 2006 MSA. In order to compensate LIPA for the foregoing, KeySpan will pay LIPA $69 million in cash and will settle certain accounts receivable in the amount of approximately $90 million due from LIPA.

Generation Purchase Rights Agreement and 2006 Option Agreement.

Under an amended GPRA, LIPA had the right to acquire certain of KeySpan's Long Island-based generating assets formerly owned by LILCO, at fair market value at the time of the exercise of such right. LIPA was initially required to make a determination by May 2005, but KeySpan and LIPA agreed to extend the date by which LIPA was to make this determination to December 15, 2005. As part of the 2006 settlement between KeySpan and LIPA, the parties entered into the 2006 Option Agreement whereby LIPA has the option during the period January 1, 2006 to December 31, 2006 to purchase only KeySpan's Far Rockaway and/or E.F. Barrett Generating Stations (and certain related assets) at a price equal to the net book value of each facility. The 2006 Option Agreement replaces the GPRA, the expiration of which has been stayed pending effectiveness of the 2006 LIPA Agreements. In the event such agreements do not become effective by reason of failure to secure the requisite governmental approvals, the GPRA will be reinstated for a period of 90 days. If LIPA were to exercise the option and purchase one or both of the generation facilities (i) LIPA and KeySpan will enter into an operation and maintenance agreement, pursuant to which KeySpan will continue to operate these facilities, through May 28, 2013, for a fixed management fee plus reimbursement for certain costs; and (ii) the 1998 PSA and 1998 EMA will be amended to reflect that the purchased generating facilities would no longer be covered by those agreements. It is anticipated that the fees received pursuant to the operation and maintenance agreement will offset the reduction in the operation and maintenance expense recovery component of the 1998 PSA and the reduction in fees under the 1998 EMA.

Management Services Agreements

Pursuant to the 1998 MSA, KeySpan manages the day-to-day operations, maintenance and capital improvements of the T&D system. LIPA exercises control over the performance of the T&D system through specific standards for performance and incentives. In exchange for providing the services, the 1998 MSA provides for a $10 million annual management fee and provides certain incentives and imposes certain penalties based upon performance. We earn certain incentives for budget under runs associated with the day-to-day operations, maintenance and capital improvements of LIPA's T&D system. These incentives provide for us to (i) retain 100% on the first $5 million in annual budget under runs, and (ii) retain 50% of additional annual under runs up to 15% of the total cost budget, thereafter all savings accrue to LIPA. With respect to cost overruns, we absorb the first $15 million of overruns, with a sharing of overruns above $15 million. There are certain limitations on the amount of cost sharing of overruns. During 2005, we performed our obligations under the 1998 MSA within the agreed upon budget and we earned $7.4 million in non-cost performance incentives.

When originally executed the 1998 MSA had a term expiring on May 28, 2006. In 2002, in connection with an extension of the GPRA term, the 1998 MSA was extended for 31 months through 2008. As a result of the recent negotiations and settlement between KeySpan and LIPA discussed above, the parties entered into the 2006 MSA.

In place of the previous compensation structure (whereby KeySpan was reimbursed for budgeted costs, and earned a management fee and certain performance and cost-based incentives), KeySpan's compensation for managing the T&D System under the 2006 MSA consists of two components: a minimum compensation component of $224 million per year and a variable component based on electric sales. The $224 million component will remain unchanged for three years and then increase annually by 1.7%, plus inflation. The variable component, which will comprise no more than 20% of KeySpan's compensation, is based on electric sales on Long Island exceeding a base amount of 16,558 gigawatt hours, increasing by 1.7% in each year. Above that level, KeySpan will receive approximately 1.34 cents per kilowatt hour for the first contract year, 1.29 cents per kilowatt hour in the second contract year (plus an annual inflation adjustment), 1.24 cents per kilowatt hour in the third contract year (plus an annual inflation adjustment), with the per kilowatt hour rate thereafter adjusted annually by inflation. Subject to certain limitations, KeySpan will be able to retain all operational efficiencies realized during the term of the 2006 MSA.

LIPA will continue to reimburse KeySpan for certain expenditures incurred in connection with the operation and maintenance of the T&D System, and other payments made on behalf of LIPA, including: real property and other T&D System taxes, return postage, capital construction expenditures and storm costs.

The 2006 MSA provides for a number of performance metrics measuring various aspects of KeySpan's performance in the operations and customer service areas. Poor performance in any metric may subject KeySpan to financial and other non-cost penalties (such financial penalties not to exceed $7 million in the aggregate for all performance metrics in any contract year). Subject to certain limitations, superior performance in certain metrics can be used to offset underperformance in other metrics. Consistent failure to meet threshold performance levels for two metrics, System Average Interruption Duration Index (two out of three consecutive years) and Customer Satisfaction Index (three consecutive years), will constitute an event of default under the 2006 MSA.

Should LIPA sell the T&D System to a private entity during the term of the 2006 MSA, LIPA shall have the right to terminate the 2006 MSA, provided that LIPA will be required to pay KeySpan's reasonable transition costs and a termination fee of (a) $28 million if the termination date occurs on or before December 31, 2009, and (b) $20 million if the termination date occurs after December 31, 2009.

Power Supply Agreements

KeySpan sells to LIPA all of the capacity and, to the extent requested, energy conversion services from our existing Long Island based oil and gas-fired generating plants. Sales of capacity and energy conversion services are made under rates approved by the FERC. Since October 1, 2004, pursuant to a FERC approved settlement, the rates reflect a cost of equity of 9.5% with no revenue increase. The FERC also approved updated operating and maintenance expense levels and KeySpan's recovery of certain other costs as agreed to by the parties. Rates charged to LIPA include a fixed and variable component. The variable component is billed to LIPA on a monthly per megawatt hour basis and is dependent on the number of megawatt hours dispatched. LIPA has no obligation to purchase energy conversion services from us and is able to purchase energy or energy conversion services on a least-cost basis from all available sources consistent with existing interconnection limitations of the T&D system. The 1998 PSA provides incentives and penalties that can total $4 million annually for the maintenance of the output capability and the efficiency of the generating facilities. In 2005, we earned $4 million in incentives under this agreement.

The 1998 PSA has a term of fifteen years through May 2013, with LIPA having the option to renew the 1998 PSA for an additional fifteen year term. The 1998 PSA will be terminated in the event that the GPRA is renewed and LIPA purchases at fair market value certain of KeySpan's Long Island based generating units. If the 2006 LIPA Agreements receive the requisite governmental approvals and become effective, and if LIPA exercises its rights under the 2006 Option Agreement to purchase the two generating plants, then LIPA and KeySpan will enter into an operation and maintenance agreement, pursuant to which KeySpan will continue to operate these facilities for a fixed management fee plus reimbursement for certain costs; and the 1998 PSA will be amended to reflect that the purchased generating facilities would no longer be covered by the 1998 PSA. It is anticipated that the fees received pursuant to the operation and maintenance agreement will offset the reduction in the operation and maintenance expense recovery component of the 1998 PSA.

Energy Management Agreement

The 1998 EMA provides for KeySpan to procure and manage fuel supplies on behalf of LIPA to fuel the generating facilities under contract to it and perform off-system capacity and energy purchases on a least-cost basis to meet LIPA's needs. In exchange for these services we earn an annual fee of $1.5 million. In addition, we arrange for off-system sales on behalf of LIPA of excess output from the generating facilities and other power supplies either owned or under contract to LIPA. LIPA is entitled to two-thirds of the profit from any off-system energy sales. In addition, the 1998 EMA provides incentives and penalties that can total $5 million annually for performance related to fuel purchases and off-system power purchases. In 2005, we earned EMA incentives in an aggregate of $5 million.

The original term for the fuel supply service is fifteen years, expiring May 28, 2013, and the original term for the off-system purchases and sales services described is eight years, expiring May 28, 2006. In March 2005, LIPA issued a RFP for system power supply management services beginning May 29, 2006 and fuel management services for certain of its peaking generating units beginning January 1, 2006. KeySpan submitted a bid in response to this RFP in April 2005. LIPA has not yet selected a service provider.

In the event LIPA exercises its rights under the 2006 Option Agreement, KeySpan and LIPA will enter into an amendment to the 1998 EMA reflecting that the facilities that LIPA acquires pursuant to the Option Agreement are no longer covered under the 1998 EMA and as noted above, an operation and maintenance agreement, whereby KeySpan will continue to operate the newly acquired facilities for a fixed management fee plus reimbursement for certain costs. It is anticipated that the fees received pursuant to the operation and maintenance agreement will offset the reduction in any fees earned by KeySpan pursuant to the 1998 EMA.

Under the 1998 LIPA Agreements and the 2006 LIPA Agreements, we are required to obtain a letter of credit in the aggregate amount of $60 million supporting our obligations to provide the various services if our long-term debt is not rated in the "A" range by a nationally recognized rating agency.

Power Purchase Agreements

KeySpan-Glenwood Energy Center, LLC and KeySpan-Port Jefferson Energy Center LLC each have 25 year power purchase agreements with LIPA expring in 2027 (the "2002 LIPA PPAs"). Under the terms of the 2002 LIPA PPAs, these subsidiaries sell capacity, energy conversion services and ancillary services to LIPA. Each plant is designed to produce 79.9 MW. Pursuant to the 2002 LIPA PPAs, LIPA pays a monthly capacity fee, which guarantees full recovery of each plant's construction costs, as well as an appropriate rate of return on investment.

Ravenswood Generating Station

We currently sell capacity, energy and ancillary services associated with the Ravenswood Generating Station through a bidding process into the NYISO energy and capacity markets. Energy is sold on both a day-ahead and a real-time basis. We also have the ability to enter into bilateral transactions to sell all or a portion of the energy produced by the Ravenswood Generating Station to load serving entities, i.e. entities that sell to end-users or to brokers and marketers.

Other Contingencies

LIPA completed its strategic review initiative that it had undertaken in connection with among other reasons, its option under the GPRA. As part of its review, LIPA engaged a team of advisors and consultants, held public hearings and explored its strategic options, including continuing its existing operations, municipalizing, privatizing, selling some, but not all of its assets, becoming a regulator of rates and services, or merging with one or more utilities. Upon completion of its strategic review, LIPA determined that it would continue its existing operations, as part of its settlement with KeySpan and the negotiation of the 2006 LIPA Agreements. As previously noted, the 2006 LIPA Agreements are subject to governmental approvals, and if such governmental approvals are not received and the 2006 LIPA Agreements do not become effective, then LIPA may revisit its strategic review alternatives.

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

During 2005, KeySpan undertook an extensive review of all its current and former properties that are or may be subject to environmental cleanup activities. As a result of this study, we adjusted reserve balances for estimated manufactured gas plant ("MGP") related environmental cleanup activities. As noted above, through various rate orders issued by the NYPSC, MADTE and NHPUC, costs related to MGP environmental cleanup activities are recovered in rates charged to gas distribution customers and, as a result, these adjustments to these reserve balances did not impact earnings.

We estimate that the remaining cost of our MGP related environmental cleanup activities, including costs associated with the Ravenswood Generating Station, will be approximately $404.0 million and we have recorded a related liability for such amount. We have also recorded an additional $19.7 million liability, representing the estimated environmental cleanup costs related to a former coal tar processing facility. As of December 31, 2005, we have expended a total of $174.0 million on environmental investigation and remediation activities. (See
Note 7 to the Consolidated Financial Statements, "Contractual Obligations, Guarantees and Contingencies" for a further explanation of these matters.)

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

The Gas Industry

New York and Long Island
------------------------

For the last several years, the NYPSC has been monitoring the progress of competition in the energy market. Based upon its findings of the current market and its continued desire to move toward fully competitive markets, the NYPSC, in August 2004, issued companion policy statements regarding its vision for the future of competitive markets and guidelines for separately stating the cost of competitive services currently performed by New York utilities. The NYPSC's vision for the future of competitive markets, as stated in the first policy statement, remains unchanged. Items of importance include:

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

The NYPSC's second policy statement of August 2004 addresses the means by which New York utilities should state separately, or "unbundle," the costs of competitive and potentially competitive services currently performed by utilities from the cost of providing local distribution service. The objective of unbundling is to facilitate competition by providing customers with information as to savings available from purchasing competitive services from third-party providers, and to credit the customer's utility bill for the cost of unbundled services when they migrate to purchase them from competitive suppliers. In its unbundling policy statement, the NYPSC directed utilities to file with their next base rate proceedings updated cost studies for unbundled competitive services that, once approved by the NYPSC, would replace existing backout credits for these services established in prior utility proceedings. The NYPSC also asked utilities to file with the unbundled cost studies a lost revenue recovery mechanism that would permit the utility to recover revenue associated with the difference between the cost the utility is able to avoid when a customer migrates to a competitive service provider and the unbundled rate for that service credited to the customer's bill.

KEDNY's and KEDLI's current backout credits for the billing function are both $.78 per account per month, and were established in May 2001 by the NYPSC's Order Establishing Retail Access Billing and Payment Processing Practices. Pursuant to that Order, customers that purchase commodity service from third-party providers and receive a consolidated bill from the utility receive a $.78 billing credit on their utility bills. KEDNY/KEDLI then invoices the third-party commodity provider for the billing service at the same $.78 per account per month that is credited to the customer's utility bill. As for the commodity merchant function, KEDNY's and KEDLI's existing backout credits are $.21/Dth and $.19/Dth, respectively, as established in May 2002 by the NYPSC's Order Adopting Terms of Gas Restructuring Joint Proposal Petition of KeySpan Energy Delivery New York and KeySpan Energy Delivery Long Island for a Multi-Year Restructuring Agreement ("Joint Proposal"). The Joint Proposal also established Transition Balancing Accounts ("TBA") for KEDNY and KEDLI that are funded by property tax refunds and other sums due to firm gas sales customers. The TBAs are currently the mechanisms for KEDNY and KEDLI to recover revenue lost to the merchant function backout credit. While the Joint Proposal expired in November 2003, the KEDNY and KEDLI tariffs provide that the merchant function backout credits and the TBAs will remain in effect until November 2006. As part of a retail choice program, KEDNY and KEDLI will propose a program to facilitate competition in their service territories, cost-based unbundled rates for competitive services, and a lost revenue recovery mechanism that prevents them from being harmed by the migration of customers to competitive services.

On December 5, 2005, a petition was filed with the NYPSC requesting authority to defer costs associated with high gas prices that are not reflected in existing gas sales rates, including commodity-related uncollectible expense, gas working capital and gas in storage. The NYPSC commenced the required 45-day notice of this petition in the New York State Register on January 25, 2006.

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

In January 2004, the MADTE began a proceeding to re-examine whether the upstream capacity market has been sufficiently competitive to allow voluntary capacity assignment. KeySpan submitted comments maintaining its position that the upstream capacity market is not at this time sufficiently competitive to remove or modify the MADTE's mandatory capacity assignment requirement. On June 6, 2005, the MADTE issued an order in its continuing investigation into gas unbundling and found that mandatory capacity assignment should be continued, including continuation of slice of system versus path method of assignment, essentially maintaining the status-quo.

Beginning on November 1, 2001, the NHPUC began requiring gas utilities to offer transportation services to all commercial and residential customers. Since such time EnergyNorth has provided such transportation in accordance with the NHPUC order.

Electric Industry

10-Minute Spinning and Non-Spinning Reserves
--------------------------------------------

Due to the volatility in the market clearing price of 10-minute spinning and non-spinning reserves during the first quarter of 2000, the NYISO requested that FERC approve a bid cap on such reserves, as well as requiring a refunding of so called alleged "excess payments" received by sellers, including the Ravenswood Facility. On May 31, 2000, FERC issued an order that granted approval of a $2.52 per MWh bid cap for 10-minute non-spinning reserves, plus payments for the opportunity cost of not making energy sales. The NYISO's other requests, such as a bid cap for spinning reserves, retroactive refunds, recalculation of reserve prices, etc., were rejected.

The NYISO, The Consolidated Edison Company of New York ("Con Edison"), Niagara Mohawk Power Corporation and Rochester Gas and Electric each individually appealed FERC's order in federal court. The appeals were consolidated into one case and on November 7, 2003, the United States Court of Appeals for the District of Columbia (the "Court") issued its decision in the case of Consolidated Edison Company of New York, Inc., v. Federal Energy Regulatory Commission (the "Decision"). Essentially, the Court found errors in FERC's order and remanded some issues back to FERC for further explanation and action.

On June 25, 2004, the NYISO submitted a motion to FERC seeking refunds as a result of the Decision. KeySpan and others submitted statements of opposition opposing the refunds. On March 4, 2005, FERC issued an order upholding its original decision not to order refunds. FERC also provided the further explanation requested by the Court as to why refunds were not being ordered. The

NYISO and other market participants requested rehearing of FERC's latest order and on November 17, 2005, FERC denied those requests. The NYISO and various New York Transmission Owners appealed FERC's November 17, 2005 order to the United States Court of Appeals for the District of Columbia.

May 2000 Energy Market Clearing Prices
--------------------------------------

Due to unseasonably warm weather and scheduled maintenance outages in May 2000, energy prices spiked, and the NYISO revised prices downward after it determined a market design flaw existed which caused prices to be higher than what would occur in a competitive market. FERC originally agreed with the NYISO, but reversed its original decision on remand from the Court of Appeals. On March 4, 2005, FERC issued an order requiring the NYISO to reinstate the original prices for May 8 and 9, 2000 and to pay suppliers, including the Ravenswood Facility, accordingly. In 2005, the Ravenswood Generating Station received a $9.2 million increase in its payments for its May 2000 energy sales. The NYISO and other market participants requested rehearing of this March 4, 2005 order, and on November 22, 2005, FERC denied those requests. The NYISO and various New York Transmission Owners appealed FERC's November 22, 2005 order to the United States Court of Appeals for the District of Columbia.

NYISO Demand Curve Capacity Market Implementation
-------------------------------------------------

On March 21, 2003 the NYISO made a filing at FERC seeking approval of a Demand Curve to be used in place of its current deficiency auction for capacity procurement. On May 20, 2003, FERC approved, with some modifications, the Demand Curve to become effective May 21, 2003. On October 23, 2003, FERC denied various requests for rehearing of its order approving the Demand Curve and approved the NYISO's compliance filing. On December 9, 2003, the NYISO filed its first status report with FERC with respect to how the Demand Curve was working. The NYISO report found that there was no evidence of inappropriate withholding of capacity resources and that the Demand Curve was working as intended. On December 22, 2003, the Electric Consumers Resource Council filed an appeal with the DC Circuit Court of Appeals of FERC's May 20, 2003 order approving the Demand Curve and its October 23, 2003 order denying rehearing. On May 13, 2005, this appeal was denied.

NYISO Standard Market Design 2.0 ("SMD2")
-----------------------------------------

The NYISO's revised market design and software SMD2, was implemented on February 1, 2005. It replaced the NYISO's current two step real-time market system, which consists of the Balancing Market Evaluation and Security Constrained Dispatch applications, with a more integrated Real Time Scheduling system ("RTS"). RTS uses a common computing platform, algorithms, and network models for both the real-time commitment and real-time dispatch functions. This synergy between commitment and dispatch functions is expected to result in improved consistency between advisory and real-time price schedules, as well as more efficient use of control area resources. SMD2 will more closely align the NYISO markets with the FERC Standard Market Design Notice of Proposed Rule Making, issued on July 31, 2002. The NYISO reported that SMD2 is performing as expected, and they continue to monitor the market improvements.

The Ravenswood Generating Station and our New York City Operations
------------------------------------------------------------------

Currently, the NYISO's New York City local reliability rules require that 80% of the electric capacity needs of New York City be provided by "in-City" generators. On February 6, 2006, the NYISO Board increased the "in-City" generator requirement to 83% beginning in May 2006 through the period ending on April 2007, based in part on the statewide reserve margin of 118% set by the New York State Reliability Council. Our Ravenswood Generating Station is an "in-City" generator. As the electric infrastructure in New York City and the surrounding areas continues to change and evolve and the demand for electric power increases, the "in-City" generator requirement could be further modified. Construction of new transmission and generation facilities may cause significant changes to the market for sales of capacity, energy and ancillary services from our Ravenswood Generating Station. Recently 500 MW of capacity came on line and it is anticipated that another 500MW of new capacity may be available during 2006 as a result of the completion of an in-City generation project currently under construction. We can not, however, be certain as to when the new power plant will be in operation or the nature of future New York City energy, capacity or ancillary services market requirements or design.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Financially-Settled Commodity Derivative Instruments - Hedging Activities: From time to time, KeySpan subsidiaries have utilized derivative financial instruments, such as futures, options and swaps, for the purpose of hedging the cash flow variability associated with changes in commodity prices. KeySpan is exposed to commodity price risk primarily with regard to its gas distribution operations, gas exploration and production activities and its electric generating facilities. Seneca-Upshur utilizes OTC natural gas swaps to hedge cash flow variability associated with forecasted sales of natural gas. The Ravenswood Generating Station uses derivative financial instruments to hedge the cash flow variability associated with the purchase of a portion of natural gas or fuel oil that will be consumed during the generation of electricity. The Ravenswood Generating Station also hedges the cash flow variability associated with a portion of electric energy sales. During 2005, our gas distribution operations utilized over-the-counter ("OTC") natural gas and fuel oil swaps to hedge the cash-flow variability of specified portions of gas purchases and sales associated with certain large-volume customers. These derivative positions have all settled as of December 31, 2005.

KeySpan uses standard NYMEX futures prices to value gas futures and market quoted forward prices to value OTC swap contracts.

The following tables set forth selected financial data associated with these derivative financial instruments that were outstanding at December 31, 2005.

-----------------------------------------------------------------------------------------------------------------------------
                                          Year of         Volumes     Fixed Price       Current Price              Fair Value
              Type of Contract            Maturity         (mmcf)         ($)                ($)                   ($Millions)
-----------------------------------------------------------------------------------------------------------------------------
                     Gas
OTC Swaps - Short Natural Gas                2006           2,035     6.17 - 6.29       10.67 - 12.04                   (8.6)
                                             2007           1,691     5.86 - 5.97        9.81 - 12.49                   (8.1)
                                             2008           1,549     6.77 - 6.85        8.91 - 11.52                   (4.5)
-----------------------------------------------------------------------------------------------------------------------------
                                                            5,275                                                      (21.2)
-----------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
                                        Year of      Volumes      Fixed Price          Current Price            Fair Value
           Type of Contract             Maturity    (Barrels)         ($)                    ($)                ($Millions)
---------------------------------------------------------------------------------------------------------------------------
                 Oil
Swaps - Long Heating Oil                  2006       2,056,794    39.65 - 67.75         56.00 - 57.80                 (6.3)
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
                                                     2,056,794                                                        (6.3)
---------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
                                    Year of                          Fixed Price         Current Price            Fair Value
        Type of Contract            Maturity            MWh              ($)                   ($)                ($Millions)
-----------------------------------------------------------------------------------------------------------------------------
          Electricity
Swaps - Energy                        2006            1,648,000     76.00 - 208.00       107.61 - 153.25                9.4
----------------------------------------------------------------------------------------------------------------------------

The following tables detail the changes in and sources of fair value for the above derivatives:
-------------------------------------------------------------------------------
(In Millions of Dollars)                                                2005
Change in Fair Value of Derivative Hedging Instruments              ($Millions)
-------------------------------------------------------------------------------
Fair value of contracts at January 1, 2005                              $ (1.4)
Net losses on contracts realized                                          36.6
Decrease in fair value of all open contracts                             (53.3)
-------------------------------------------------------------------------------
Fair value of contracts outstanding at December 31,                    $ (18.1)
-------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------
(In Millions of Dollars)
----------------------------------------------------------------------------------------------
                                                   Fair Value of Contracts
----------------------------------------------------------------------------------------------
                                    Maturity               Maturity               Total
Sources of Fair Value             In 12 Months         in 2006 and 2007        Fair Value
----------------------------------------------------------------------------------------------
Prices actively quoted                $ (9.2)                $ (12.6)          $ (21.8)
Local published indicies                 3.7                       -               3.7
----------------------------------------------------------------------------------------------
                                      $ (5.5)                $ (12.6)          $ (18.1)
----------------------------------------------------------------------------------------------

We measure the commodity risk of our derivative hedging instruments (indicated in the above table) using a sensitivity analysis. Based on a sensitivity analysis as of December 31, 2005, a 10% increase/decrease in heating oil and natural gas prices would decrease/increase the value of derivative instruments maturing in one year by $2.2 million. Further, a 10% increase/decrease in electricity and fuel prices would decrease/increase the value of derivative instruments maturing in one year by $9.7 million.

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

The following table sets forth selected financial data associated with these derivative financial instruments that were outstanding at December 31, 2005.

------------------------------------------------------------------------------------------------------------------------------------
                        Year of        Volumes       Floor          Ceiling      Fixed Price         Current Price       Fair Value
  Type of Contract      Maturity        (mmcf)        ($)              ($)            ($)                ($)             ($Millions)
------------------------------------------------------------------------------------------------------------------------------------
Options                    2006          7,200    5.50 - 12.00     5.50 - 13.55             -        8.75 - 13.06            15.6

Swaps                      2006         52,030              -                -    5.34 - 14.16      10.29 - 11.36           115.9
                           2007         20,480              -                -    6.81 - 11.99       9.44 - 11.88            26.1
------------------------------------------------------------------------------------------------------------------------------------
                                        79,710                                                                              157.6
------------------------------------------------------------------------------------------------------------------------------------

See  Note  8 to  the  Consolidated  Financial  Statements  "Hedging,  Derivative
Financial Instruments and Fair Values" for a further description of all our derivative instruments.

Item 8. Financial Statements and Supplementary Data

                           CONSOLIDATED BALANCE SHEET


----------------------------------------------------------------------------------------------------------------------
                                                                                                December 31,
(In Millions of Dollars)                                                                2005                    2004
----------------------------------------------------------------------------------------------------------------------

ASSETS
Current Assets
     Cash and temporary cash investments                                           $    124.5              $    922.0
     Restricted cash                                                                     13.2                       -
     Accounts receivable                                                              1,035.6                   788.5
     Unbilled revenue                                                                   685.6                   590.8
     Allowance for uncollectible accounts                                               (62.8)                  (67.8)
     Gas in storage, at average cost                                                    766.9                   515.5
     Material and supplies, at average cost                                             140.5                   123.4
     Derivative contracts                                                               142.8                     0.6
     Other                                                                              173.8                   162.7
     Assets of discontinued operations                                                      -                    42.9
                                                                       -----------------------------------------------
                                                                                      3,020.1                 3,078.6
                                                                       -----------------------------------------------

Investments and  Other                                                                  242.4                   272.9
                                                                       -----------------------------------------------

Property
     Gas                                                                              7,275.9                 6,871.2
     Electric                                                                         2,492.3                 2,402.1
     Other                                                                              416.3                   398.6
     Accumulated depreciation                                                        (2,922.6)               (2,702.3)
     Gas exploration and production, at cost                                            184.2                   187.1
     Accumulated depletion                                                             (109.2)                  (97.5)
     Property of discontinued operations                                                    -                     8.7
                                                                       -----------------------------------------------
                                                                                      7,336.9                 7,067.9
                                                                       -----------------------------------------------

Deferred Charges
     Regulatory assets
       Miscellaneous assets                                                             688.3                   535.3
       Derivative contracts                                                              30.9                    20.1
     Goodwill and other intangible assets, net of amortization                        1,666.3                 1,677.6
     Derivative contracts                                                                75.2                    29.2
     Other                                                                              752.5                   682.5
                                                                       -----------------------------------------------
                                                                                      3,213.2                 2,944.7
                                                                       -----------------------------------------------

Total Assets                                                                       $ 13,812.6              $ 13,364.1
                                                                       ===============================================
----------------------------------------------------------------------------------------------------------------------

        See accompanying Notes to the Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEET


-----------------------------------------------------------------------------------------------------------------------
                                                                                                 December 31,
(In Millions of Dollars)                                                                  2005                   2004
-----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND CAPITALIZATION
Current Liabilities
     Accounts payable and other liabilities                                        $    1,087.0             $    906.7
     Commercial paper                                                                     657.6                  912.2
     Current maturities of long-term debt & capital leases                                 13.0                   16.1
     Current redemption requirement of preferred stock                                        -                   55.3
     Taxes accrued                                                                        176.3                  161.6
     Dividends payable                                                                     81.1                   74.1
     Customer deposits                                                                     39.1                   43.3
     Interest accrued                                                                      53.8                   48.8
     Other current liability, derivative contracts                                         47.3                      -
     Liabilities of discontinued operations                                                   -                   64.2
                                                                         ----------------------------------------------
                                                                                        2,155.2                2,282.3
                                                                         ----------------------------------------------

Deferred Credits and Other Liabilities
     Regulatory liabilities:
       Miscellaneous liabilities                                                           69.9                   66.5
       Removal costs recovered                                                            516.4                  496.5
       Derivative accounts                                                                175.4                    7.4
     Asset retirement obligations                                                          47.4                    1.9
     Deferred income tax                                                                1,157.9                1,124.1
     Postretirement benefits and other reserves                                         1,118.4                  900.4
     Derivative contracts                                                                  44.3                   43.9
     Other                                                                                127.5                   94.3
                                                                         ----------------------------------------------
                                                                                        3,257.2                2,735.0
                                                                         ----------------------------------------------

Commitments and Contingencies (See Note 7)                                                    -                      -

Capitalization
     Common stock                                                                       3,975.9                3,502.0
     Retained earnings                                                                    866.9                  792.2
     Accumulated other comprehensive income                                               (74.8)                 (54.3)
     Treasury stock                                                                      (303.9)                (345.1)
                                                                         ----------------------------------------------
          Total common shareholders' equity                                             4,464.1                3,894.8
     Preferred stock                                                                          -                   19.7
     Long-term debt and capital leases                                                  3,920.8                4,418.7
                                                                         ----------------------------------------------
Total Capitalization                                                                    8,384.9                8,333.2
                                                                         ----------------------------------------------

Minority Interest in Consolidated Companies                                                15.3                   13.6
                                                                         ----------------------------------------------
Total Liabilities and Capitalization                                                 $ 13,812.6             $ 13,364.1
                                                                         ==============================================

        See accompanying Notes to the Consolidated Financial Statements.

                        CONSOLIDATED STATEMENT OF INCOME
---------------------------------------------------------------------------------------------------------------------------
                                                                                        Year Ended December 31,
(In Millions of Dollars, Except Per Share Amounts)                            2005                2004               2003
---------------------------------------------------------------------------------------------------------------------------
Revenues
     Gas Distribution                                                     $ 5,390.1           $ 4,407.3          $ 4,161.3
     Electric Services                                                      2,042.7             1,738.7            1,606.0
     Energy Services                                                          191.2               182.4              158.9
     Houston Exploration                                                          -               268.1              495.3
     Energy Investments                                                        38.0                54.0              114.0
                                                                -----------------------------------------------------------
Total Revenues                                                              7,662.0             6,650.5            6,535.5
                                                                -----------------------------------------------------------
Operating Expenses
     Purchased gas for resale                                               3,597.3             2,664.5            2,495.1
     Fuel and purchased power                                                 752.1               540.3              414.6
     Operations and maintenance                                             1,617.9             1,567.0            1,622.6
     Depreciation, depletion and amortization                                 396.5               551.8              571.7
     Operating taxes                                                          407.1               404.2              418.2
     Impairment charges                                                           -                41.0                  -
                                                                -----------------------------------------------------------
Total Operating Expenses                                                    6,770.9             5,768.8            5,522.2
                                                                -----------------------------------------------------------
Gain on sale of property                                                        1.6                 7.0               15.1
Income from equity investments                                                 15.1                46.5               19.2
                                                                -----------------------------------------------------------
Operating Income                                                              907.8               935.3            1,047.6
                                                                -----------------------------------------------------------
Other Income and (Deductions)
     Interest charges                                                        (269.3)             (331.3)            (307.7)
     Sale of subsidiary stock                                                   4.1               388.3               13.3
     Cost of debt redemption                                                  (20.9)              (45.9)             (24.1)
     Minority interest                                                         (0.4)              (36.8)             (63.9)
     Other                                                                     16.6                30.6               42.1
                                                                -----------------------------------------------------------
Total Other Income and (Deductions)                                          (269.9)                4.9             (340.3)
                                                                -----------------------------------------------------------
Income Taxes
     Current                                                                  206.6               201.9              (99.8)
     Deferred                                                                  32.7               123.6              381.1
                                                                -----------------------------------------------------------
Total Income Taxes                                                            239.3               325.5              281.3
                                                                -----------------------------------------------------------
Earnings from Continuing Operations                                           398.6               614.7              426.0
                                                                -----------------------------------------------------------
Discontinued Operations
    Income (loss) from operations, net of tax                                  (4.1)              (79.0)              (1.9)
    Gain (Loss) on disposal, net of tax                                         2.3               (72.0)                 -
                                                                -----------------------------------------------------------
    Loss from Discontinued Operations                                          (1.8)             (151.0)              (1.9)
                                                                -----------------------------------------------------------
Cumulative Change in Accounting Principles, net of tax                         (6.6)                  -              (37.4)
                                                                -----------------------------------------------------------
Net Income                                                                    390.2               463.7              386.7
Preferred stock dividend requirements                                           2.2                 5.6                5.8
                                                                -----------------------------------------------------------
Earnings for Common Stock                                                 $   388.0           $   458.1          $   380.9
                                                                ===========================================================
Basic Earnings Per Share
  Continuing Operations, less preferred stock dividends                   $    2.33           $    3.80          $    2.65
  Discontinued Operations                                                     (0.01)              (0.94)             (0.01)
  Cumulative Change in Accounting Principles                                  (0.04)                  -              (0.23)
                                                                -----------------------------------------------------------
Basic Earnings Per Share                                                  $    2.28           $    2.86          $    2.41
                                                                ===========================================================
Diluted Earnings Per Share
  Continuing Operations, less preferred stock dividends                   $    2.32           $    3.78          $    2.63
  Discontinued Operations                                                     (0.01)              (0.94)             (0.01)
  Cumulative Change in Accounting Principles                                  (0.04)                  -              (0.23)
                                                                -----------------------------------------------------------
Diluted Earnings Per Share                                                $    2.27           $    2.84          $    2.39
                                                                ===========================================================
Average Common Shares Outstanding (000)                                     169,940             160,294            158,256
Average Common Shares Outstanding - Diluted (000)                           170,801             161,277            159,232
---------------------------------------------------------------------------------------------------------------------------

        See accompanying Notes to the Consolidated Financial Statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------
                                                                                          Year Ended December 31,
(In Millions of Dollars)                                                         2005               2004               2003
------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                    $  390.2           $  463.7            $  386.7
Adjustments to reconcile net income to net
      cash provided by (used in) operating activities
    Depreciation, depletion and amortization                                     396.5              551.8               571.7
    Deferred income tax                                                           32.7              123.6               188.7
    Income from equity investments                                               (15.1)             (46.5)              (18.0)
    Dividends from equity investments                                              9.3               14.2                 2.8
    Amortization of financing fees / interest rate swaps                          (1.4)             (14.9)               (9.9)
    Gain on sale of investments and property                                      (5.6)            (395.3)              (28.5)
    Hedging (gain)/losses                                                         (3.2)               2.5                (1.0)
    Amortization of property taxes                                               126.2              101.9                87.5
    Impairment charges                                                               -               41.0                   -
    Loss from discontinued operations                                              1.8              151.0                 1.9
    Cumulative change in accounting principle                                      6.6                  -                37.4
    Environmental reserve adjustment                                                 -                  -               (10.5)
    Minority interest                                                              0.4               36.8                63.9
Changes in assets and liabilities
    Accounts receivable                                                         (305.7)            (234.2)               60.4
    Materials and supplies, fuel oil and gas in storage                         (268.4)             (39.0)             (199.0)
    Accounts payable and accrued expenses                                        196.3              159.5               225.8
    Prepaid property taxes                                                      (136.2)            (112.1)             (133.9)
    Reserve payments                                                             (35.7)             (37.3)              (36.5)
    Insurance settlements                                                         21.1                  -                   -
    Other                                                                         (6.5)             (16.6)               33.9
                                                                    ----------------------------------------------------------
Net Cash Provided by Continuing Operating Activities                             403.3              750.1             1,223.4
                                                                    ----------------------------------------------------------
Investing Activities
    Construction expenditures                                                   (539.5)            (750.3)           (1,009.4)
    Cost of removal                                                              (27.8)             (36.3)              (31.1)
    Net proceeds from sale of property and investments                            47.0            1,021.3               309.7
    Derivative margin call                                                        (8.9)                 -                   -
    Other investments                                                                -                  -              (211.3)
    Issuance of long-term note                                                       -                  -               (55.0)
                                                                    ----------------------------------------------------------
Net Cash (Used in) Provided by Continuing Investing Activities                  (529.2)             234.7              (997.1)
                                                                    ----------------------------------------------------------
Financing Activities
    Treasury stock issued                                                         41.2               33.4                96.7
    Common stock issuance                                                        460.0                  -               473.6
    Issuance of long-term debt                                                       -               49.3             1,024.5
    Payment of long-term debt                                                   (515.0)            (920.1)             (614.3)
    Issuance / (payment) of commercial paper                                    (254.6)             430.4              (433.8)
    Redemption of preferred stock                                                (75.0)              (8.5)              (14.3)
    Net proceeds from sale/leasback transaction                                      -              382.0                   -
    Redemption of promissory notes                                                   -                  -              (447.0)
    Common and preferred stock dividends paid                                   (308.4)            (291.1)             (280.6)
    Gain on interest rate swap                                                       -               12.7                   -
    Other                                                                         (5.4)              36.1                15.0
                                                                    ----------------------------------------------------------
Net Cash (Used in) Continuing Financing Activities                              (657.2)            (275.8)             (180.2)
                                                                    ----------------------------------------------------------
Net Increase in Cash and Cash Equivalents                                     $ (783.1)           $ 709.0              $ 46.1
Cash Flow from Discontinued Operations - Operating Activities*                    (3.8)               8.1               (16.5)
Cash Flow from Discontinued Operations - Investing Activities*                   (10.6)               1.3                 2.3
Cash Flow from Discontinued Operations - Financing Activities*                       -                0.2                 0.9
Cash and Cash Equivalents at Beginning of Period                                 922.0              203.4               170.6
                                                                    ----------------------------------------------------------
Cash and Cash Equivalents at End of Period                                    $  124.5            $ 922.0             $ 203.4
                                                                    ==========================================================
Interest Paid                                                                 $  262.7            $ 336.5             $ 355.1
Income Tax Paid                                                               $  181.5            $ 122.0             $  65.5
------------------------------------------------------------------------------------------------------------------------------

                *Revised - See Note 1

        See accompanying Notes to the Consolidated Financial Statements.

                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS

------------------------------------------------------------------------------------------------------------------
                                                                                Year Ended December 31,
(In  Millions of Dollars)                                            2005                2004               2003
------------------------------------------------------------------------------------------------------------------
Balance at Beginning of Period                                    $  792.2            $  621.4           $  522.8
Net Income for Period                                                390.2               463.7              386.7
------------------------------------------------------------------------------------------------------------------
                                                                   1,182.4             1,085.1              909.5
Deductions:
Cash dividends declared on common stock                              313.3               287.3              282.3
Cash dividends declared on preferred stock                             2.2                 5.6                5.8
------------------------------------------------------------------------------------------------------------------
Balance at End of Period                                          $  866.9            $  792.2           $  621.4
------------------------------------------------------------------------------------------------------------------

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME


-------------------------------------------------------------------------------------------------------------------------------
                                                                                            Year Ended December 31,
(In Millions of Dollars)                                                         2005                2004               2003
-------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                     $ 390.2             $ 463.7             $ 386.7
-------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income, net of tax
Net losses (gains) on derivative instruments                                      23.8                (0.3)               23.0
Unrealized (losses) gains on derivative financial instruments                    (35.1)               15.4               (25.4)
Deconsolidation of certain subsidiaries                                              -                 9.3                   -
Foreign currency translation adjustments                                          (5.0)              (21.5)               28.7
Unrealized gains (losses) on marketable securities                                (0.5)                7.1                 8.5
Premium on derivative instrument                                                     -                 3.4                (3.4)
Accrued unfunded pension obligation                                               (3.7)               (7.8)                8.4
-------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax                                    (20.5)                5.6                39.8
-------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                           $ 369.7             $ 469.3             $ 426.5
-------------------------------------------------------------------------------------------------------------------------------
Related tax (benefit) expense
Net losses (gains) on derivative instruments                                      12.8                (0.2)               12.4
Unrealized (losses) gains on derivative financial instruments                    (20.7)                8.2               (13.6)
Deconsolidation of certain subsidiaries                                              -                 5.0                   -
Foreign currency translation adjustments                                          (2.7)              (11.6)               15.4
Unrealized gains (losses) on marketable securities                                (0.2)                3.8                 4.6
Accrued unfunded pension obligation                                               (2.1)               (4.2)                4.5
Premium on derivative instrument                                                     -                 1.9                (1.9)
-------------------------------------------------------------------------------------------------------------------------------
Total Tax (Benefit) Expense                                                    $ (12.9)            $   2.9             $  21.4
-------------------------------------------------------------------------------------------------------------------------------


        See accompanying Notes to the Consolidated Financial Statements.

                    CONSOLIDATED STATEMENT OF CAPITALIZATION


-----------------------------------------------------------------------------------------------------------------------------------
                                                                 December 31,                                 December 31,
(In Millions of Dollars)                                  2005                 2004                     2005                2004
-----------------------------------------------------------------------------------------------------------------------------------
Common Shareholders' Equity                                     Shares Issued
Common stock, $0.01 par value                           184,864,124        172,737,654               $     1.7           $     1.7
Premium on capital stock                                                                               3,974.2             3,500.3
Retained earnings                                                                                        866.9               792.2
Other comprehensive income                                                                               (74.8)              (54.3)
Treasury stock                                          (10,495,743)       (11,919,343)                 (303.9)             (345.1)
-----------------------------------------------------------------------------------------------------------------------------------
Total Common Shareholders' Equity                       174,368,381        160,818,311                 4,464.1             3,894.8
-----------------------------------------------------------------------------------------------------------------------------------

Preferred Stock - Redemption Required
Par Value $100 per share
7.07% Series B -private placement                                 -            553,000                       -                55.3
7.17% Series C-private placement                                  -            197,000                       -                19.7
Less: current redemption requirements                             -           (553,000)                      -               (55.3)
-----------------------------------------------------------------------------------------------------------------------------------
Total Preferred Stock - Redemption Required                       -            197,000                       -                19.7
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Long - Term Debt                                      Interest Rate          Maturity
-----------------------------------------------------------------------------------------------------------------------------------

Medium and Long Term Notes                            4.65% - 9.75%        2006 - 2035                 2,437.2             2,485.0

Gas Facilities Revenue Bonds                            Variable           2020 - 2026                   230.0               125.0
                                                      4.70% - 6.95%        2020 - 2026                   410.5               515.5
-----------------------------------------------------------------------------------------------------------------------------------
Total Gas Facilities Revenue Bonds                                                                       640.5               640.5
-----------------------------------------------------------------------------------------------------------------------------------
Promissory Notes to LIPA

Pollution Control Revenue Bonds                           5.15%            2016 - 2028                   108.0               108.0
Electric Facilities Revenue Bonds                         5.30%            2023 - 2027                    47.4                47.4
-----------------------------------------------------------------------------------------------------------------------------------
Total Promissory Notes to LIPA                                                                           155.4               155.4
-----------------------------------------------------------------------------------------------------------------------------------

MEDS Equity Units                                         8.75%               2005                           -               460.0
Industrial Development Bonds                              5.25%               2027                       128.3               128.3
First Mortgage Bonds                                  6.08% - 8.80%        2008 - 2028                    95.0                95.0
Authority Financing Notes                               Variable           2027 - 2028                    66.0                66.0
Ravenswood Master Lease & Capital Leases                                   2006 - 2022                   423.0               424.1
-----------------------------------------------------------------------------------------------------------------------------------
Subtotal                                                                                               3,945.4             4,454.3
                                                                                                                                 -
                                                                                                                                 -
Unamortized interest rate hedge and debt discount                                                        (30.4)              (55.2)
Derivative impact on debt                                                                                 18.8                35.7
Less: current maturities                                                                                  13.0                16.1
-----------------------------------------------------------------------------------------------------------------------------------
Total Long-Term Debt                                                                                   3,920.8             4,418.7
-----------------------------------------------------------------------------------------------------------------------------------
Total Capitalization                                                                                 $ 8,384.9           $ 8,333.2
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

On February 25, 2006, Keyspan entered into an Agreement and Plan of Merger (the "Merger Agreement"), with National Grid PLC, a public limited company incorporated under the laws of England and Wales ("Parent") and National Grid USA, Inc, a New York Corporation ("Merger Sub"), pursuant to which Merger Sub will merge with and into KeySpan (the "Merger"), with KeySpan continuing as the surviving Company. Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock, par value $.01 per share of KeySpan (the "Shares"), other than shares owned by KeySpan, shall be canceled and shall be converted into the right to receive $42.00 in cash, without interest.

Consummation of the Merger is subject to various closing conditions, including but not limited to the satisfaction or waiver of conditions regarding the receipt of requisite regulatory approvals and the adoption of the Merger Agreement by the stockholders of KeySpan and the Parent. Assuming receipt or waiver of the foregoing, it is currently anticipated that the Merger will be consummated in early 2007. However, no assurance can be given that the Merger will occur, or, the timing of its completion.

KeySpan's core businesses are engaged in gas distribution, electric services and generation and other energy related activities. KeySpan's gas distribution operations are conducted by our six regulated gas utility subsidiaries: The Brooklyn Union Gas Company d/b/a KeySpan Energy Delivery New York ("KEDNY") and KeySpan Gas East Corporation d/b/a KeySpan Energy Delivery Long Island ("KEDLI") distribute gas to customers in the Boroughs of Brooklyn, Staten Island, a portion of the Borough of Queens in New York City, and the counties of Nassau and Suffolk on Long Island and the Rockaway Peninsula in Queens, respectively; Boston Gas Company, Colonial Gas Company and Essex Gas Company, each doing business as KeySpan Energy Delivery New England ("KEDNE"), distribute gas to customers in southern, eastern and central Massachusetts; and EnergyNorth Natural Gas, Inc., d/b/a KeySpan Energy Delivery New England distributes gas to customers in central New Hampshire. Together, these companies distribute gas to approximately 2.6 million customers throughout the Northeast.

We own, lease and operate electric generating plants on Long Island and in New York City. Under contractual arrangements, we provide electric power, electric transmission and distribution services, billing and other customer services for approximately 1.1 million electric customers of the Long Island Power Authority ("LIPA"). On February 1, 2006, KeySpan and LIPA entered into agreements to extend, amend and restate these contractual arrangements. See Note 11 "2006 LIPA Settlement" for a discussion of the settlement.

Our other subsidiaries are involved in gas production; gas storage; liquefied natural gas storage; retail electric marketing; appliance service; fiber optic services; and engineering and consulting services. We also invest in, and participate in the development of natural gas pipelines; electric generation, and other energy-related projects. (See Note 2, "Business Segments" for additional information on each operating segment.)

At December 31, 2005, KeySpan was a holding company under the Public Utility Holding Company Act of 1935, as amended ("PUCHA 1935"). In August 2005, the Energy Policy Act of 2005 (the "Energy Act") was enacted. The Energy Act is a broad energy bill that places an increased emphasis on the production of energy and promotes the development of new technologies and alternative energy sources and provides tax credits to companies that produce natural gas, oil, coal, electricity and renewable energy. For KeySpan, one of the more significant provisions of the Energy Act is the repeal of PUHCA 1935, which became effective on February 8, 2006, and the transfer of certain holding company oversight from the Securities and Exchange Commission ("SEC") to the Federal Energy Regulatory Commission ("FERC") pursuant to the Public Utility Holding Company Act of 2005 ("PUHCA 2005').

Pursuant to PUHCA 2005, the SEC no longer has jurisdiction over our holding company activities, other than those associated with the registration and issuance of our securities under the federal securities laws. FERC now has jurisdiction over certain of our holding company activities, including (i) regulating certain transactions among our affiliates within our holding company system; (ii) governing the issuance, acquisition and disposition of securities and assets by certain of our public utility subsidiaries; and (iii) approving certain utility mergers and acquisitions.

Moreover, our affiliate transactions also remain subject to certain regulations of the Public Service Commission of the State of New York ("NYPSC"), the Massachusetts Department of Telecommunications and Energy ("MADTE") and the New Hampshire Public Utility Commission ("NHPUC") in addition to FERC.

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

B.  Basis of Presentation

The Consolidated Financial Statements presented herein reflect the accounts of KeySpan and its subsidiaries. Most of our subsidiaries are fully consolidated in the financial information presented, except for certain subsidiary investments in the Energy Investments segment which are accounted for on the equity method as we do not have a controlling voting interest or otherwise have control over the management of such companies. All intercompany transactions have been eliminated. Certain reclassifications were made to conform prior period financial statements to current period financial statement presentation. For all periods presented, KeySpan revised and has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

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

C.  Accounting for the Effects of Rate Regulation

The accounting records for our six regulated gas utilities are maintained in accordance with the Uniform System of Accounts prescribed by the NYPSC, the NHPUC, and the MADTE. Our electric generation subsidiaries are not subject to state rate regulation, but they are subject to FERC regulation. Our financial statements reflect the ratemaking policies and actions of these regulators in conformity with GAAP for rate-regulated enterprises.

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

The following table presents our net regulatory assets at December 31, 2005 and December 31, 2004.

---------------------------------------------------------------------------------------------
                                                                         December 31,
(In Millions of Dollars)                                           2005                2004
---------------------------------------------------------------------------------------------
Regulatory Assets
Regulatory tax asset                                             $  33.4             $  39.5
Property and other taxes                                            53.8                58.8
Environmental costs                                                454.7               272.6
Postretirement benefits                                            109.3               110.6
Costs associated with the KeySpan/LILCO transaction                 27.3                39.1
Derivative financial instruments                                    30.9                20.1
Other                                                                9.8                14.7
---------------------------------------------------------------------------------------------
Total Regulatory Assets                                          $ 719.2             $ 555.4
Regulatory Liabilities                                            (245.3)              (73.9)
---------------------------------------------------------------------------------------------
Net Regulatory Assets                                              473.9               481.5
Removal Costs Recovered                                           (516.4)             (496.5)
---------------------------------------------------------------------------------------------
                                                                 $ (42.5)            $ (15.0)
---------------------------------------------------------------------------------------------

The regulatory assets above are not included in utility rate base. However, we record carrying charges on the property tax and costs associated with the KeySpan/LILCO transaction cost deferrals. We also record carrying charges on our regulatory liabilities except for the current market value of our derivative financial instruments. The remaining regulatory assets represent, primarily, costs for which expenditures have not yet been made, and therefore, carrying charges are not recorded. We anticipate recovering these costs in our gas rates concurrently with future cash expenditures. If recovery is not concurrent with the cash expenditures, we will record the appropriate level of carrying charges. Deferred gas costs of $11.3 million and $37.7 million at December 31, 2005 and December 31, 2004, respectively are reflected in accounts receivable on the Consolidated Balance Sheet. Deferred gas costs are subject to current recovery from customers. We estimate that full recovery of our regulatory assets will not exceed 9 years.

Rate regulation is undergoing significant change as regulators and customers seek lower prices for utility service and greater competition among energy service providers. In the event that regulation significantly changes the opportunity to recover costs in the future, all or a portion of our regulated operations may no longer meet the criteria for the application of SFAS 71. In that event, a write-down of all or a portion of our existing regulatory assets and liabilities could result. If we were unable to continue to apply the provisions of SFAS 71 for any of our rate regulated subsidiaries, we would apply the provisions of SFAS 101, "Regulated Enterprises - Accounting for the
Discontinuation of Application of FASB Statement 71." We estimate that the write-off of all net regulatory assets at December 31, 2005, before consideration of removal costs recovered, could result in a charge to net income of $308.0 million after-tax or $1.81 per share, which would be classified as an extraordinary item. In management's opinion, the regulated subsidiaries that are currently subject to the provisions of SFAS 71 will continue to be subject to SFAS 71 for the foreseeable future.

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

In December 2005, Boston Gas received a MADTE order permitting regulatory recovery of the 2004 gas cost component of bad debt write-offs. This was approved for full recovery as an exogenous cost effective November 1, 2005. In addition, effective January 1, 2006 Boston Gas is permitted to fully recover the gas cost component of bad debt write-offs through its cost-of-gas adjustment clause rather than filing for recovery as an exogenous cost. We have reflected both of these favorable recovery mechanisms in our December 31, 2005 Allowance for Doubtful Accounts reserve requirement and related expense. Boston Gas also plans to request full recovery, as an exogenous cost, of the 2005 gas cost component of bad debt write-offs beginning November 1, 2006.

Electric Services: Electric revenues are primarily derived from: (i) billings to LIPA for management of LIPA's transmission and distribution ("T&D") system, electric generation, and procurement of fuel, and (ii): subsidiaries that own, lease and operate the 2,200 megawatt ("MW") Ravenswood electric generation facility ("Ravenswood Facility") and the 250 MW combined cycle generating facility located at the Ravenswood facility site ("Ravenswood Expansion").

LIPA Agreements:

In 1998, KeySpan and LIPA entered into three major long-term service agreements that (i) provide to LIPA all operation, maintenance and construction services and significant administrative services relating to the Long Island T&D system pursuant to the Management Services Agreement (the "1998 MSA"); (ii) supply LIPA with electric generating capacity, energy conversion and ancillary services from our Long Island generating units pursuant to the Power Supply Agreement (the "1998 PSA"); and (iii) manage all aspects of the fuel supply for our Long Island generating facilities, as well as all aspects of the capacity and energy owned by or under contract to LIPA pursuant to the Energy Management Agreement (the "1998 EMA"). The 1998 MSA, 1998 PSA and 1998 EMA all are collectively referred to as the 1998 LIPA Agreements and are discussed in greater detail below.

KeySpan manages the day-to-day operations, maintenance and capital improvements of the T&D system under the 1998 MSA. KeySpan's billings to LIPA are based on certain agreed upon terms. In addition, KeySpan earns a $10 million annual management fee. Annual service incentives or penalties exist under the 1998 MSA if certain targets are achieved or not achieved. In addition, we can earn certain incentives for budget underruns associated with the day-to-day operations, maintenance and capital improvements of LIPA's T&D system. These incentives provide for KeySpan to (i) retain 100% on the first $5 million in annual budget underruns, and (ii) retain 50% of additional annual underruns up to 15% of the total cost budget, thereafter all savings accrue to LIPA. With respect to cost overruns, KeySpan will absorb the first $15 million of overruns, with a sharing of overruns above $15 million. There are certain limitations on the amount of cost sharing of overruns.

In addition, KeySpan sells to LIPA under the 1998 PSA all of the capacity and, to the extent requested, energy conversion services from its existing Long Island based oil and gas-fired generating plants. Sales of capacity and energy conversion services are made under rates approved by the FERC. Rates charged to LIPA include a fixed and variable component. The variable component is billed to LIPA on a monthly per megawatt hour basis and is dependent on the number of megawatt hours dispatched. The 1998 PSA provides incentives and penalties that can total $4 million annually for the maintenance of the output capability and the efficiency of the generating facilities.

KeySpan also procures and manages fuel supplies on behalf of LIPA, under the 1998 EMA, to fuel the generating facilities under contract to it and perform off-system capacity and energy purchases on a least-cost basis to meet LIPA's needs. In exchange for these services KeySpan earns an annual fee of $1.5 million. In addition, we arrange for off-system sales on behalf of LIPA of excess output from the generating facilities and other power supplies either owned or under contract to LIPA. LIPA is entitled to two-thirds of the profit from any off-system energy sales. In addition, the 1998 EMA provides incentives and penalties that can total $5 million annually for performance related to fuel purchases and off-system power purchases. The 1998 EMA is expected to be in effect through 2013 for the procurement of fuel supplies and through 2006 for off-system arrangement services.

On February 1, 2006, KeySpan and LIPA entered into (i) an amended and restated Management Services Agreement (the "2006 MSA"), pursuant to which KeySpan will continue to operate and maintain the electric T&D System owned by LIPA on Long Island; (ii) a new Option and Purchase and Sale Agreement (the "2006 Option Agreement"), to replace the Generation Purchase Rights Agreement (as amended, the "GPRA"), pursuant to which LIPA had the option, through December 15, 2005, to effectively acquire substantially all of the electric generating facilities owned by KeySpan on Long Island; and (iii) a Settlement Agreement (the "2006 Settlement Agreement") resolving outstanding issues between the parties regarding the 1998 LIPA Agreements. The 2006 MSA, the 2006 Option Agreement and the 2006 Settlement Agreement are collectively referred to herein as the "2006 LIPA Agreements". Each of the 2006 LIPA Agreements will become effective as of January 1, 2006 upon all of the 2006 LIPA Agreements receiving the required governmental approvals; otherwise none of the 2006 LIPA Agreements will become effective. See Note 11, "2006 LIPA Settlement" for additional details on these agreements.

KeySpan Glenwood Energy Center LLC and KeySpan Port Jefferson Energy Center LLC have entered into 25 year Power Purchase Agreements with LIPA (the "PPAs"). Under the terms of the PPAs, these subsidiaries sell capacity, energy conversion services and ancillary services to LIPA. Each plant is designed to produce 79.9 megawatts ("MW") each. Under the PPAs, LIPA pays a monthly capacity fee, which guarantees full recovery of each plant's construction costs, as well as an appropriate rate of return on investment. The PPAs also obligate LIPA to pay for each plant's costs of operation and maintenance. These costs are billed on a monthly estimated basis and are subject to true-up for actual costs incurred.

The Electric Services segment also conducts retail marketing of electricity to commercial customers. Energy sales made by our electric marketing subsidiary are recorded upon delivery of the related commodity.

Ravenswood Facilities:

In addition, electric revenues are derived from our investment in the 2,200 MW Ravenswood electric generation facility ("Ravenswood Facility"), (which KeySpan acquired in June 1999). KeySpan has an arrangement with a variable interest entity through which we lease a portion of the Ravenswood Facility. Further, in May 2004 KeySpan completed construction of a 250 MW combined cycle generating facility located at the Ravenswood facility site ("Ravenswood Expansion"). To finance the Ravenswood Expansion, KeySpan entered into a leveraged lease financing arrangement. Collectively the Ravenswood Facility and Ravenswood Expansion will be referred to as the Ravenswood Generation Station. (See Note 7 "Contractual Obligations, Financial Guarantees and Contingencies" for a description of the financing arrangements associated with the Ravenswood Generation Station.) We realize revenues from our investment in the Ravenswood Generation Station through the sale, at wholesale, of energy, capacity, and ancillary services to the New York Independent System Operator ("NYISO"). Energy and ancillary services are sold through a bidding process into the NYISO energy markets on a day ahead or real time basis.

Energy Services: Revenues earned by our Energy Services segment for service and maintenance contracts associated with small commercial and residential appliances are recognized as earned or over the life of the service contract, as appropriate. Revenues earned for engineering services are derived from services rendered under fixed price and cost-plus contracts and generally are recognized on the percentage-of-completion method. Fiber optic service revenue is recognized upon delivery of service access. We have unearned revenue recorded in deferred credits and other liabilities - other on the Consolidated Balance Sheet totaling $29.3 million and $28.5 million as of December 31, 2005, and December 31, 2004, respectively. These balances represent primarily unearned revenues for service contracts and are generally amortized to income over a one year period.

KeySpan completed its sale of its mechanical contracting companies in the first quarter of 2005, and therefore, no longer has revenues form mechanical contracting operations. (See Note 10 "Energy Services - Discontinued Operations" for additional details on the mechanical contracting companies.)

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

E. Utility and Other Property - Depreciation and Maintenance

Property, principally utility gas property is stated at original cost of construction, which includes allocations of overheads, including taxes, and an allowance for funds used during construction. The rates at which KeySpan subsidiaries capitalized interest for the year ended December 31, 2005 ranged from 1.80% to 7.02%. Capitalized interest for 2005, 2004 and 2003 was $1.4 million, $7.4 million and $13.5 million, respectively.

Depreciation is provided on a straight-line basis in amounts equivalent to composite rates on average depreciable property. The cost of property retired is charged to accumulated depreciation.

KeySpan recovers cost of removal through rates charged to customers as a portion of depreciation expense. At December 31, 2005 and 2004, KeySpan had costs recovered in excess of costs incurred totaling $516.4 million and $496.5 million, respectively. These amounts are reflected as a regulatory liability.

The cost of repair and minor replacement and renewal of property is charged to maintenance expense. The composite rates on average depreciable property were as follows:

---------------------------------------------------------------------
                                           Year Ended December 31,
                                        2005       2004        2003
---------------------------------------------------------------------
Electric                                3.75%      3.87%       3.81%
Gas                                     3.72%      3.55%       3.37%
---------------------------------------------------------------------
---------------------------------------------------------------------

We also had $416.3 million of other property at December 31, 2005, consisting of assets held primarily by our corporate service subsidiary of $290.0 million and $96.0 million in Energy Services assets. The corporate service assets consist largely of land, buildings, office equipment and furniture, vehicles, computer and telecommunications equipment and systems. These assets have depreciable lives ranging from three to 40 years. We allocate the carrying cost of these assets to our operating subsidiaries through our filed allocation methodology. Energy Services assets consist largely of computer equipment and fiber optic cable and related electronics and have service lives ranging from seven to 40 years.

KeySpan's repair and maintenance costs, including planned major maintenance in the Electric Services segment for turbine and generator overhauls, are expensed as incurred unless they represent replacement of property to be capitalized. Planned major maintenance cycles primarily range from seven to eight years. Smaller periodic overhauls are performed approximately every 18 months.

KeySpan capitalizes costs incurred in connection with its projects to develop and build energy facilities after a project has been determined to be probable of completion.

F.  Gas Exploration and Production Property - Depletion

KeySpan maintains gas exploration and production activities through its two wholly-owned subsidiaries - KeySpan Exploration and Production, LLC ("KeySpan Exploration") and Seneca-Upshur Petroleum, Inc. ("Seneca-Upshur"). At December 31, 2005, these subsidiaries had net exploration and production property in the amount of $75.0 million. These assets are accounted for under the full cost method of accounting. Under the full cost method, costs of acquisition, exploration and development of natural gas and oil reserves plus asset retirement obligations are capitalized into a "full cost pool" as incurred. Unproved properties and related costs are excluded from the depletion and amortization base until a determination is made as to the existence of proved reserves. Properties are depleted and charged to operations using the unit of production method using proved reserve quantities.

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

As of December 31, 2005, we estimated that our capitalized costs did not exceed the ceiling test limitation. We used an average wellhead price of $10.43 per MCF, adjusted for derivative instruments.

As a result of the disposition of Houston Exploration in 2004, during 2004 KeySpan calculated the ceiling test on KeySpan Exploration and Production's and Seneca-Uphsur's assets independently of Houston Exploration's assets. Based on a report furnished by an independent reservoir engineer during the second quarter of 2004, it was determined that the remaining proved undeveloped oil reserves held in the joint venture required a substantial investment in order to develop.

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

Houston Exploration, for 2004 and 2003, capitalized interest related to their unevaluated natural gas and oil properties, as well as some properties under development which were not being amortized. For years ended December 31, 2004 and 2003, capitalized interest was $3.4 million and $7.3 million, respectively.

G.  Goodwill and Other Intangible Assets

The balance of goodwill and other intangible assets was $1.7 billion at December 31, 2005 and December 31, 2004, representing primarily the excess of acquisition cost over the fair value of net assets acquired. Goodwill and other intangible assets reflect the Eastern and EnergyNorth acquisitions, the KeySpan/LILCO transaction, as well as acquisitions of non-utility energy-related service companies and also relates to certain ownership interests of 50% or less in energy-related investments, which are accounted for under the equity method.

The table below summarizes the goodwill and other intangible assets balance for each segment at December 31, 2005 and 2004:

-----------------------------------------------------------------------
(In Millions of Dollars)                            At December 31,
                                                   2005         2004
-----------------------------------------------------------------------
Operating Segment

Gas Distribution                                $1,436.9      $1,436.9
Energy Services                                     65.2          65.8
Energy Investments and other                       164.2         174.9
-----------------------------------------------------------------------
                                                $1,666.3      $1,677.6
-----------------------------------------------------------------------

As prescribed in SFAS 142 "Goodwill and Other Intangible Assets," KeySpan is required to compare the fair value of a reporting unit to its carrying amount, including goodwill. This evaluation is required to be performed at least annually, unless facts and circumstances indicated that the evaluation should be performed at an interim period during the year. At December 31, 2005, KeySpan had $1.7 billion of recorded goodwill and has concluded that the fair value of the business units that have recorded goodwill exceed their carrying value.

During 2004, KeySpan conducted an evaluation of the carrying value of goodwill recorded in its Energy Services segment. As a result of this evaluation, KeySpan recorded a non-cash goodwill impairment charge of $108.3 million ($80.3 million after tax, or $0.50 per share) in 2004. This charge was recorded as follows: (i) $14.4 million as an operating expense on the Consolidated Statement of Income reflecting the write-down of goodwill on Energy Services segment's continuing operations; and (ii) $93.9 million as discontinued operations reflecting the impairment on the mechanical contracting companies. (See Note 10 to the Consolidated Financial Statements "Energy Services-Discontinued Operations" for further details.)

At the end of 2004, KeySpan entered into an agreement to sell its then 50% interest in Premier Transmission Limited ("Premier"). This investment was accounted for under the equity method of accounting in the Energy Investments segment. In the fourth quarter of 2004 KeySpan recorded a partial pre-tax non-cash impairment charge of $26.5 million - $18.8 million after-tax or $0.12 per share. The impairment charge reflected the difference between the anticipated cash proceeds from the sale of Premier compared to its carrying value at that time and was recorded as a reduction to goodwill.

H.  Hedging and Derivative Financial Instruments

From time to time, we employ derivative instruments to hedge a portion of our exposure to commodity price risk and interest rate risk, as well as to hedge cash flow variability associated with a portion of our peak electric energy sales. Whenever hedge positions are in effect, we are exposed to credit risk in the event of nonperformance by counter-parties to derivative contracts, as well as nonperformance by the counter-parties of the transactions against which they are hedged. We believe that the credit risk related to the futures, options and swap instruments is no greater than that associated with the primary commodity contracts which they hedge. Our currently outstanding derivative instruments do not qualify as energy trading contracts as defined by current accounting literature.

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

We report our collections and payments of excise taxes on a gross basis. Gas distribution revenues include the collection of excise taxes, while operating taxes include the related expense. For the years ended December 31, 2005, 2004 and 2003, excise taxes collected and paid were $65.8 million, $73.3 million, $90.5 million, respectively.

K.  Subsidiary Common Stock Issuances to Third Parties

We follow an accounting policy of income statement recognition for parent company gains or losses from issuances of common stock by subsidiaries to unaffiliated third parties.

L.  Foreign Currency Translation

We followed the principles of SFAS 52, "Foreign Currency Translation," for recording our investments in foreign affiliates. Under this statement, all elements of the financial statements are translated by using a current exchange rate. Translation adjustments result from changes in exchange rates from one reporting period to another. At December 31, 2004, the foreign currency translation adjustment was included on the Consolidated Balance Sheet. The functional currency for our foreign affiliates was their local currency. At December 31, 2005, SFAS 52 was not applicable to KeySpan since we completed the sale of our remaining foreign investment in the first quarter of 2005.

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

At December 31, 2005, we had approximately 4.6 million options outstanding to purchase KeySpan common stock that were not used in the calculation of diluted EPS since the exercise price associated with these options were greater than the average per share market price of Keyspan's common stock. In addition, there were approximately 384,000 performance shares not used in the calculation of diluted EPS since these shares would not have been issued if December 31, 2005 were the end of the performance period. In 2003, we had 85,676 shares of convertible preferred stock outstanding that could have been converted into 221,153 shares of common stock. These shares were redeemed in 2004.

Under the requirements of SFAS 128, "Earnings Per Share" our basic and diluted EPS are as follows:

----------------------------------------------------------------------------------------------------------------
                                                                                  Year Ended December 31,
(In Millions of Dollars, Except Per Share Amounts)                          2005           2004           2003
----------------------------------------------------------------------------------------------------------------
Earnings for common stock                                                $  388.0       $  458.1       $  380.9
Houston Exploration dilution                                                    -              -           (0.3)
Preferred stock dividend                                                        -              -            0.5
----------------------------------------------------------------------------------------------------------------
Earnings for common stock - adjusted                                     $  388.0       $  458.1       $  381.1
----------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding (000)                                 169,940        160,294        158,256
Add dilutive securities:
Options                                                                       861            983            755
Convertible preferred stock                                                     -              -            221
----------------------------------------------------------------------------------------------------------------
Total weighted average shares outstanding - assuming dilution             170,801        161,277        159,232
----------------------------------------------------------------------------------------------------------------
Basic earnings per share                                                 $   2.28       $   2.86       $   2.41
----------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                               $   2.27       $   2.84       $   2.39
----------------------------------------------------------------------------------------------------------------

N.  Stock Options and Other Stock Based Compensation

Stock options are issued to all KeySpan officers and certain other management employees as approved by the Board of Directors. These options generally vest over a three-to-five year period and have exercise periods between five to ten years. Up to approximately 21 million shares have been authorized for the issuance of options and approximately 3.7 million of these shares were available for issuance at December 31, 2005. Under a separate plan, Houston Exploration had issued stock options to its key employees. KeySpan and Houston Exploration adopted the prospective method of transition in accordance with SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." Accordingly, compensation expense has been recognized by employing the fair value recognition provisions of SFAS 123 "Accounting for Stock-Based Compensation" for grants awarded after January 1, 2003.

KeySpan continues to apply APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for grants awarded prior to January 1, 2003. Prior to the disposition of Houston Exploration, Houston Exploration also applied APB Opinion 25, and related Interpretations in accounting for grants awarded prior to January 1, 2003. Accordingly, no compensation cost has been recognized for these fixed stock option plans in the Consolidated Financial Statements since the exercise prices and market values were equal on the grant dates. Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under the plans consistent with SFAS 123, our net income and earnings per share would have decreased to the pro-forma amounts indicated below:

------------------------------------------------------------------------------------------------------------------------
                                                                                         Year Ended December 31,
(In Millions of Dollars, Except Per Share Amounts)                                 2005           2004           2003
------------------------------------------------------------------------------------------------------------------------
Earnings available for common stock:
As reported                                                                      $ 388.0        $ 458.1         $ 380.9
     Add: recorded stock-based compensation expense, net of tax                      7.0            9.1             3.7
     Deduct: total stock-based compensation expense, net of tax                     (8.9)         (12.4)           (9.4)
------------------------------------------------------------------------------------------------------------------------
Pro-forma earnings                                                               $ 386.1        $ 454.8         $ 375.2
------------------------------------------------------------------------------------------------------------------------
Earnings per share:
     Basic - as reported                                                         $  2.28        $  2.86         $  2.41
     Basic - pro-forma                                                           $  2.27        $  2.84         $  2.37

     Diluted - as reported                                                       $  2.27        $  2.84         $  2.39
     Diluted - pro-forma                                                         $  2.26        $  2.82         $  2.36
------------------------------------------------------------------------------------------------------------------------

All grants are estimated on the date of the grant using the Black-Scholes option-pricing model. The following table presents the weighted average fair value, exercise price and assumptions used for the periods indicated:

--------------------------------------------------------------------------------
                                             Year Ended December 31,
                                     2005                2004              2003
--------------------------------------------------------------------------------
Fair value of grants issued     $    6.15          $    5.47           $  4.26
Dividend yield                       4.64%              4.74%             5.49%
Expected volatility                 22.63%             23.48%            24.26%
Risk free rate                       4.10%              3.22%             3.16%
Expected lives                   6.4 years          6.5 years           6 years
Exercise price                  $    39.25         $    37.54          $  32.40
--------------------------------------------------------------------------------

A summary of the status of our fixed stock option plans and changes is presented below for the periods indicated:

------------------------------------------------------------------------------------------------------------------------------------
                                                                        Year Ended December 31,
                                                 2005                              2004                              2003
------------------------------------------------------------------------------------------------------------------------------------
                                                         Weighted                           Weighted                       Weighted
                                                         Exercise                           Exercise                       Exercise
       Fixed Options                   Shares             Price           Shares              Price        Shares            Price
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of period   10,540,946          $ 32.61        10,320,743          $ 31.39       9,524,900         $ 30.74
Granted during the year               1,451,650          $ 39.25         1,602,850          $ 37.54       1,650,450         $ 32.40
Exercised                            (1,400,190)         $ 30.65        (1,150,464)         $ 28.05        (664,902)        $ 23.64
Forfeited                              (149,351)         $ 36.32          (232,183)         $ 35.18        (189,705)        $ 34.63
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of period         10,443,055          $ 33.74        10,540,946          $ 32.61      10,320,743         $ 31.39
------------------------------------------------------------------------------------------------------------------------------------
Exercisable at end of period          5,673,084          $ 31.55         5,523,259          $ 30.39       5,365,545         $ 28.76
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Remaining                             Weighted Average                                             Weighted Average     Range of
Contractual  Options Outstanding at       Exercise          Range of        Options Exercisable        Exercise         Exercise
  Life         December 31, 2005            Price         Exercise Price    at December 31, 2005        Price            Price
------------------------------------------------------------------------------------------------------------------------------------
 1 years              148,000              $ 30.50            30.50               148,000              $ 30.50          30.50
 2 years              230,410              $ 32.54       $ 19.15 - 32.63          230,410              $ 32.54     $ 19.15 - 32.63
 3 years              844,625              $ 27.96       $ 24.73 - 29.38          844,625              $ 27.96     $ 24.73 - 29.38
 4 years              392,848              $ 26.97       $ 21.99 - 27.06          392,847              $ 26.97     $ 21.99 - 27.06
 5 years              998,887              $ 22.68       $ 22.50 - 32.76          998,887              $ 22.68     $ 22.50 - 32.76
 6 years            1,657,075              $ 39.50           $39.50             1,313,025              $ 39.50         $39.50
 7 years            1,944,811              $ 32.66           $32.66             1,054,195              $ 32.66         $32.66
 8 years            1,286,493              $ 32.40           $32.40               415,856              $ 32.40         $32.40
 9 years            1,502,756              $ 37.54           $37.54               275,239              $ 37.54         $37.54
 10 years           1,437,150              $ 39.25           $39.25                     -              $ 39.25         $39.25
------------------------------------------------------------------------------------------------------------------------------------
                   10,443,055                                                   5,673,084
------------------------------------------------------------------------------------------------------------------------------------

Since 2003, KeySpan provides long-term incentive compensation for officers consisting of 50% stock options and 50% performance shares. Performance shares are awarded based upon the attainment of overall corporate performance goals and better aligns incentive compensation with overall corporate performance. These performance shares are measured over a three year period by comparing KeySpan's cumulative total shareholder return to the S&P Utilities Group. The award "cliff" vests after each 3 year period.

During 2005, it became apparent to management that the 2003 performance share award would not be achieved and the 2004 performance share award would not be achieved at the level of expense being recorded. Since these awards meet the definition of a performance condition not achieved under SFAS 123, KeySpan reversed the previously recognized expense for the 2003 award and one half of previously recognized expense for the 2004 award amounting to $3.8 million ($2.5 million after tax). For the 2005 award, it is too early to predict whether the performance condition will be achieved and therefore none of the expense recorded to date for the 2005 performance share award has been reversed.

In December 2004, the FASB issued SFAS 123R "Share-Based Payment" which superseded SFAS 123. The effective date of SFAS 123R is the first quarter of 2006. Under this standard, we will be prohibited from reversing any previously recorded expense for the portion of the 2004 and 2005 performance share awards currently deemed attainable. This is due to the fact that the condition of our current performance share awards will be viewed as market conditions under SFAS 123R.

O.  Recent Accounting Pronouncements

On July 14, 2005, the Financial Accounting Standards Board ("FASB") issued an Exposure Draft "Accounting for Uncertain Tax Positions," that would interpret SFAS 109, "Accounting for Income Taxes." This proposal seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement requirements related to accounting for income taxes. Specifically, the proposal would require that a tax position meet a "probable recognition threshold" for the benefit of an uncertain tax position to be recognized in the financial statements. The proposal would require recognition in the financial statements of the best estimate of the effect of a tax position only if that position is probable of being sustained on audit by the appropriate taxing authorities, based solely on the technical merits of the position.

The proposed effective date has been delayed until the first fiscal year ending after January 1, 2007. KeySpan is currently evaluating this Exposure Draft, and at this time cannot determine the impact, if any, that the potential requirements of this Exposure Draft may have on its results of operations, financial position or cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47 ("FIN 47") "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143." FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143 "Accounting for Asset Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. An entity shall recognize the cumulative effect of initially applying FIN 47 as a change in accounting principle. KeySpan implemented FIN 47 in December 2005. See Note 1 Item P below and Note 7 "Contractual Obligations, Financial Guarantees and Contingencies" for further information on FIN 47.

In 2004, the FASB issued FASB Staff Position ("FSP") 106-2 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." This guidance clarified the accounting and disclosure requirements for employers with postretirement benefit plans that have been affected by the passage of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Medicare Act"). The Act introduced two new features to Medicare that an employer needs to consider in measuring its obligation and net periodic postretirement benefit costs.

KeySpan's retiree health benefit plan currently includes a prescription drug benefit that is provided to retired employees. KeySpan implemented the requirements of FSP 106-2 in 2004 and determined that the savings associated with the Medicare Act reduced KeySpan's retiree health care costs by approximately $10 million in 2004. However, KEDLI and Boston Gas Company are subject to certain deferral accounting requirements mandated by the NYPSC and MADTE, respectively for pension costs and other postretirement benefit costs. Further, in accordance with our service agreements with LIPA, variations between pension costs and other postretirement benefit costs incurred by KeySpan compared to those costs recovered through rates charged to LIPA are deferred subject to recovery from or refund to LIPA. As a result of these various requirements, approximately $7 million of savings attributable to the implementation of FSP 106-2 and the Medicare Act was deferred and used to offset increases in overall pension and postretirement benefit costs, with the remaining approximately $3 million recorded as a reduction to 2004 postretirement expense. The implementation of FSP 106-2 and the Medicare Act had no immediate impact on KeySpan's cash flow.

In January 2005, the Department of Health and Human Services/Centers for Medicare and Medicaid Services ("CMS") released final regulations with regard to the implementation of the major provisions of the Medicare Act. KeySpan reviewed the new provisions and believes that the new guidance will not have a material impact on its results of operations, financial position or cash flows.

In December 2004 the FASB issued SFAS 123 (revised 2004) "Share-Based Payment." This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement revises certain provisions of SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion 25 "Accounting for Stock Issued to Employees." The fair-value-based method in this Statement is similar to the fair-value-based method in SFAS 123 in most respects. However, the following are key differences between the two: entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value as compared to using the intrinsic method allowed under SFAS 123; entities are required to estimate the number of instruments for which the requisite service is expected to be rendered, as compared to accounting for forfeitures as they occur under SFAS 123; and incremental compensation cost for a modification of the terms or conditions of an award are also measured differently under this Statement compared to Statement 123. This Statement also clarifies and expands SFAS 123's guidance in several areas. The effective date of this Statement is the beginning of the first fiscal year beginning after June 15, 2005. KeySpan adopted the prospective method of transition for stock options in accordance with SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." Accordingly, compensation expense has been recognized by employing the fair value recognition provisions of SFAS 123 for grants awarded after January 1, 2003. KeySpan believes that implementation of this Statement will not have a material impact on its results of operations or financial position and no impact on its cash flows.

P.       Impact of Cumulative Effect of Change in Accounting Principles

As previously discussed, KeySpan implemented FIN 47, effective December 31, 2005. FIN 47 required KeySpan to record a liability and corresponding asset representing the present value of conditional asset retirement obligations associated with the retirement of tangible, long-lived assets on the date the obligations were incurred. At year-end, we recorded a $45.6 million liability and corresponding asset representing the present value of conditional asset retirement obligations associated with the retirement of tangible, long-lived assets on the date the obligations were incurred. For the $45.6 million initial asset recorded, approximately $4.3 million represents asset retirement costs that have been deferred on the Consolidated Balance Sheet and will be depreciated over the remaining life of the underlying associated assets lives.

The remaining $41.3 million represented cumulative accretion and depreciation expense associated with the liability and asset from the dates the various obligations would have been recorded had this Interpretation been in effect at the time the obligations were incurred.

Of the $41.3 million recorded, $11.3 million ($6.6 million, net of taxes), was recorded as a cumulative change in accounting principle on the Consolidated Statement of Income. The remaining $30.0 million was attributable to the Gas Distribution segment and was recorded as a reduction to the removal cost recovered. For asset retirement costs incurred in the Gas Distribution segment, KeySpan is recovering these costs from utility customers and has been expensing a like amount through its depreciation expense. A portion of this depreciation expense represents removal costs not yet incurred. The $30 million recorded to the removal cost recovered is for purposes of reclassifying a portion of this reserve to the asset retirement obligation. (See Note 7, "Contractual Obligations, Financial Guarantees and Contingencies - Asset Retirement Obligations" for further details.)

KeySpan has an arrangement with a variable interest entity through which it leases a portion of the 2,200-megawatt Ravenswood electric generation facility. On December 31, 2003, KeySpan adopted FASB Interpretation No. 46 ("FIN 46"). This pronouncement required KeySpan to consolidate its variable interest entity, which had a fair market value of $425 million at the inception of the lease, June 1999. As a result, in 2003 KeySpan recorded a $37.6 million after-tax charge, or $0.23 per share, cumulative change in accounting principle on the Consolidated Statement of Income, representing approximately four and a half years of depreciation. (See Note 7, "Contractual Obligations, Financial Guarantees and Contingencies - Variable Interest Entity" for a detailed description of the impact of the adoption of this standard.)

Under Accounting Principle Board Opinion No. 20 ("APB 20"), the pro-forma impact of the retroactive application resulting from the adoption of a change in accounting principle is to be disclosed as follows:

----------------------------------------------------------------------------------------------------------------------------------
                                                                                              Year Ended December 31,
(In Millions of Dollars, Except Per Share Amounts)                                   2005               2004               2003
----------------------------------------------------------------------------------------------------------------------------------
Earnings for common stock                                                          $ 388.0             $ 458.1            $ 380.9
Add back: Cumulative effect of a change in accounting principle                        6.6                   -               37.4
Earnings for common stock before cumulative effect of a change in accounting principle:
As reported                                                                          394.6               458.1              418.3
     Less: FIN 47 Accretion expense, net of taxes                                     (0.5)               (0.4)              (0.4)
     Add: FIN 47 Depreciation expense, net of taxes                                   (0.2)               (0.2)              (0.1)
     Less: FIN 46  Depreciation expense, net of taxes                                    -                   -               (9.5)
----------------------------------------------------------------------------------------------------------------------------------
Pro-forma earnings                                                                 $ 393.9             $ 457.5            $ 408.3
----------------------------------------------------------------------------------------------------------------------------------

Earnings per share before cumulative change in accounting principle:
     Basic - as reported                                                            $ 2.32              $ 2.86             $ 2.64
     Basic - pro-forma                                                              $ 2.32              $ 2.85             $ 2.58

     Diluted - as reported                                                          $ 2.31              $ 2.84             $ 2.62
     Diluted - pro-forma                                                            $ 2.31              $ 2.84             $ 2.56
----------------------------------------------------------------------------------------------------------------------------------

Earnings per share for common stock:
     Basic - as reported                                                            $ 2.28              $ 2.86             $ 2.41
     Basic - pro-forma                                                              $ 2.32              $ 2.85             $ 2.58

     Diluted - as reported                                                          $ 2.27              $ 2.84             $ 2.39
     Diluted - pro-forma                                                            $ 2.31              $ 2.84             $ 2.56
----------------------------------------------------------------------------------------------------------------------------------

In addition to the above disclosure, FIN 47 requires disclosure of the pro-forma impact of the liability for the asset retirement obligation for the beginning of the earliest year presented and at the end of all years presented as if this Interpretation had been applied during all periods effected. The disclosure is as follows:

--------------------------------------------------------------------------------
(In Millions of Dollars)
DECEMBER 31,                                       2005                   2004
--------------------------------------------------------------------------------
Asset retirement obligation - January 1           $ 44.9                 $ 42.5
Accretion                                            2.5                    2.4
--------------------------------------------------------------------------------
Asset retirement obligation - December 31         $ 47.4                 $ 44.9

--------------------------------------------------------------------------------

Q.       Accumulated Other Comprehensive Income

As required by SFAS 130, "Reporting Comprehensive Income," the components of accumulated other comprehensive income are as follows:

----------------------------------------------------------------------------------------
                                                                     December 31,
(In Millions of Dollars)                                         2005             2004
----------------------------------------------------------------------------------------
Foreign currency translation adjustments                       $     -          $   5.0
Unrealized (losses) on marketable securities                      (0.9)            (0.4)
Accrued unfunded pension obligation                              (63.5)           (59.8)
Unrealized (losses) gain on derivative financial instruments     (10.4)             0.9
----------------------------------------------------------------------------------------
Accumulated other comprehensive income                         $ (74.8)         $ (54.3)
----------------------------------------------------------------------------------------

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

The Electric Services segment consists of subsidiaries that: operate the electric transmission and distribution system owned by LIPA; own and provide capacity to and produce energy for LIPA from our generating facilities located on Long Island; and manage fuel supplies for LIPA to fuel our Long Island generating facilities. These services are provided in accordance with long-term service contracts having remaining terms that range from one to seven years and power purchase agreements having remaining terms that range from seven to 21 years. On February 1, 2006, KeySpan and LIPA agreed to extend, amend and restate these contractual arrangements. (See Note 11, "2006 LIPA Settlement" for a further discussion of these agreements.) The Electric Services segment also includes subsidiaries that own or lease and operate the 2,200 megawatt Ravenswood Facility located in Queens, New York, and the 250 MW combined-cycle Ravenswood Expansion. Collectively the Ravenswood Facility and Ravenswood Expansion are referred to as the "Ravenswood Generating Station". All of the energy, capacity and ancillary services related to the Ravenswood Generating Station are sold to the NYISO energy markets. To finance the purchase and/or construction of the Ravenswood Generating Station, KeySpan entered into leasing arrangement for each facility. The Electric Services segment also conducts retail marketing of electricity to commercial customers. (See Note 7 "Contractual Obligations, Financial Guarantees and Contingencies" for further details on the leasing arrangements.)

The Energy Services segment includes companies that provide energy-related services to customers located primarily within the Northeastern United States. Subsidiaries in this segment provide residential and small commercial customers with service and maintenance of energy systems and appliances, as well as operation and maintenance, design, engineering, consulting and fiber optic services to commercial, institutional and industrial customers.

In January and February of 2005, KeySpan sold its mechanical contracting subsidiaries. The operating results and financial position of these companies, which were previously consolidated within the Energy Services segment, have been reflected as discontinued operations on the Consolidated Statement of Income, Consolidated Balance Sheet and Consolidated Statement of Cash Flows.

In regard to the January 2005 transactions, KeySpan received proceeds of approximately $16 million, including approximately $5 million to be paid within a three year period. In addition, KeySpan retained a portion of its previously incurred surety indemnity support obligations related to certain performance and payment bonds issued for the benefit of KeySpan's former subsidiaries prior to closing. In June 2005, the balance to be paid over a three year period was fully collected on a present value basis and a significant portion of the performance bonds were replaced without any remaining indemnification obligation on the part of KeySpan. The current estimated cost to complete projects supported by the remaining indemnity obligations associated with the January 2005 transactions is approximately $0.2 million. The buyers have agreed to complete the projects for which such indemnity obligations were incurred and to indemnify and hold KeySpan harmless with respect to its liabilities in connection with such bonds.

In connection with the February 2005 transaction, KeySpan paid or contributed approximately $26 million to a former subsidiary prior to closing the sale transaction in exchange for, among other things, the disposition of outstanding shares in the former subsidiary and the settlement of intercompany advances and replacement of a performance and payment bond issued for the benefit of its former subsidiary with respect to a pending project, which bond had been supported by a $150 million indemnity obligation of KeySpan. In addition, KeySpan received from its former subsidiary an indemnity bond issued by a third party surety company, the purpose of which is to reimburse KeySpan in an amount up to $80 million in the event it is required to perform under all other indemnity obligations previously incurred by KeySpan to support the remaining bonded projects of its former subsidiary as of the closing. As of December 31, 2005, the total cost to complete such remaining bonded projects is estimated to be approximately $40 million. The aforementioned guarantees are reflected in
Note 7 "Contractual Obligations, Financial Guarantees and Contingencies." KeySpan's former subsidiary has also agreed to complete the projects for which such indemnity obligations were incurred and indemnify and hold KeySpan harmless with respect to any liabilities in connection with such bonds.

In the fourth quarter of 2004, KeySpan's investment in its mechanical contracting subsidiaries was written-down to an estimated fair value. During 2004, KeySpan recorded a non-cash goodwill impairment charge of $108.3 million ($80.3 million after tax, or $0.50 per share) associated with its mechanical contracting operations and certain remaining operations. In addition, an impairment charge of $100.3 million ($72.1 million after-tax or $.45 per share) was also recorded to reduce the carrying value of the remaining assets of the mechanical contracting companies. (See Note 10 "Energy Services - Discontinued Operations" for additional details regarding these charges.) During the first six months of 2005, operating losses were incurred through the dates of sale of these companies of $4.1 million after-tax, including but not limited to costs incurred for employee related benefits. Partially offsetting these losses was a gain of $2.3 million associated with the related divestitures, reflecting the difference between the fair value estimates and the financial impact of the actual sale transactions. The net income impact of the operating losses and the disposal gain was a loss of $1.8 million, or $0.01 per share for the twelve months ended December 31, 2005.

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

Houston Exploration's revenues, which are reflected in KeySpan's Consolidated Statement of Income in fiscal years 2004 and 2003, were $268.1 million, and $495.3 million, respectively. Houston Exploration's operating income, including KeySpan's share of equity earnings, was $138.5 million and $196.3 million in fiscal years 2004 and 2003, respectively.

Asset transactions regarding our investment in Houston Exploration were also recorded in 2003. In February 2003, we reduced our ownership interest in Houston Exploration from 66% to approximately 55% following the repurchase, by Houston Exploration, of three million shares of common stock owned by KeySpan. We realized net proceeds of $79 million in connection with this repurchase. KeySpan realized a gain of $19 million on this transaction, which is reflected in other income and (deductions) on the Consolidated Statement of Income. Income taxes were not provided, since this transaction was structured as a return of capital. The per share gain on this transaction was $0.12.

The Energy Investments segment is also engaged in pipeline development activities. KeySpan and Duke Energy Corporation each own a 50% interest in the Islander East Pipeline Company, LLC ("Islander East"). Islander East was created to pursue the authorization and construction of an interstate pipeline from Connecticut, across Long Island Sound, to a terminus near Shoreham, Long Island. Once in service, the pipeline is expected to transport up to 260,000 DTH daily to the Long Island and New York City energy markets. Further, KeySpan has a 21% interest in the Millennium Pipeline project which is expected to transport up to 525,000 DTH of natural gas a day from Corning to Ramapo, New York, where it will connect to an existing pipeline. Additionally, subsidiaries in this segment hold a 20% equity interest in the Iroquois Gas Transmission System LP, a pipeline that transports Canadian gas supply to markets in the Northeastern United
States. These subsidiaries are accounted for under the equity method. Accordingly, equity income from these investments is reflected as a component of operating income in the Consolidated Statement of Income.

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

KeySpan Canada's revenues, which are reflected in KeySpan's Consolidated Statement of Income in fiscal years 2004 and 2003, were $25.2 million and $90.3 million, respectively. KeySpan Canada's operating income, including KeySpan's share of equity earnings, was $16.5 million and $29.7 million, respectively.

Asset transactions regarding our investment in KeySpan Canada were also recorded in 2003. In 2003, we sold a portion of our interest in KeySpan Canada through the Fund. The Fund acquired a 39.1% ownership interest in KeySpan Canada through an indirect subsidiary, and then issued 17 million trust units to the public through an initial public offering. Additionally, we sold our 20% interest in Taylor NGL LP that owns and operates two extraction plants in Canada to AltaGas Services, Inc. Net proceeds of $119.4 million from the two sales, plus proceeds of $45.7 million drawn under a credit facility made available to KeySpan Canada, were used to pay down existing KeySpan Canada credit facilities of $160.4 million. A pre-tax loss of $30.3 million was recognized on the transactions and is included in other income and (deductions) on the Consolidated Statement of Income. These transactions produced a tax expense of $3.8 million as a result of certain United States partnership tax rules and resulted in an after-tax loss of $34.1 million, or $0.22 per share.

In the first quarter of 2005, KeySpan sold its 50% interest in Premier Transmission Limited ("Premier"), a gas pipeline from southwest Scotland to Northern Ireland. On February 25, 2005, KeySpan entered into a Share Sale and Purchase Agreement with BG Energy Holdings Limited and Premier Transmission Financing Public Limited Company ("PTFPL"), pursuant to which all of the outstanding shares of Premier were to be purchased by PTFPL. On March 18, 2005, the sale was completed and generated cash proceeds of approximately $48.1 million. In the fourth quarter of 2004, KeySpan recorded a pre-tax non-cash impairment charge of $26.5 million reflecting the difference between the anticipated cash proceeds from the sale of Premier compared to its carrying value. The final sale of Premier resulted in a pre-tax gain of $4.1 million reflecting the difference from earlier estimates; this gain was recorded in the first quarter of 2005.

In the fourth quarter of 2003, we completed the sale of our 24.5% interest in Phoenix Natural Gas Limited for $96 million and recorded a pre-tax gain of $24.7 million in other income and (deductions) on the Consolidated Statement of Income. The after-tax gain was $16.0 million, or $0.10 per share.

The accounting policies of the segments are the same as those used for the preparation of the Consolidated Financial Statements. Our segments are strategic business units that are managed separately because of their different operating and regulatory environments. Operating results of our segments are evaluated by management on an operating income basis. For fiscal years 2004 and 2003, the operating data of Houston Exploration has been separately displayed. The reportable segment information is as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                   Gas         Electric      Energy         Other
(In Millions of Dollars)                      Distribution     Services     Services     Investments    Eliminations    Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2005
Unaffiliated revenue                             5,390.1        2,042.7       191.2          38.0               -           7,662.0
Intersegment revenue                                   -            4.6        10.8           5.0           (20.4)                -
Depreciation, depletion and amortization           277.0           91.7         7.6           6.8            13.4             396.5
Gain on sales of property                            0.1            1.2           -           0.1             0.2               1.6
Income from equity investments                         -              -           -          15.1               -              15.1
Operating income                                   565.7          342.3        (2.7)         20.6           (18.1)            907.8
Interest income                                      0.9            0.8         0.2           2.8             7.6              12.3
Interest charges                                   178.2           71.7        18.4           1.8            (0.8)            269.3
Total assets                                    10,052.5        2,348.0       199.0         341.9           871.2          13,812.6
Equity method investments                              -              -           -         106.7               -             106.7
Construction expenditures                          410.3           88.8         7.4          23.6             9.4             539.5
------------------------------------------------------------------------------------------------------------------------------------

Eliminating items include intercompany interest income and expense and the elimination of certain intercompany accounts as well as activities of our corporate and administrative subsidiaries.

Electric Services revenues from LIPA and the NYISO of $2.0 billion for the year ended December 31, 2005 represents approximately 26% of our consolidated revenues during that period.

------------------------------------------------------------------------------------------------------------------------------------
                                       Gas           Electric    Energy        Houston       Other
(In Millions of Dollars)           Distribution      Services   Services     Exploration   Investments  Eliminations    Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2004
Unaffiliated revenue                  4,407.3         1,738.7     182.4         268.1         54.0                -         6,650.5
Intersegment revenue                        -               -      11.5             -          4.9            (16.4)              -
Depreciation, depletion and
 amortization                           276.5            88.2       7.5         104.6         59.7             15.3           551.8
Gain on sales of property                   -             2.0         -             -          5.0                -             7.0
Income from equity investments              -               -         -          20.7         25.8                -            46.5
Operating income                        579.6           289.8     (48.3)        138.5        (33.8)             9.5           935.3
Interest income                           2.2             9.9         -           3.5          3.0             (9.2)            9.4
Interest charges                        176.8            72.9      19.4           3.5          3.9             54.8           331.3
Total assets                          8,908.8         2,144.3     246.6             -        701.3          1,363.1        13,364.1
Equity method investments                   -               -         -             -        107.1                -           107.1
Construction expenditures               414.5           150.3      13.7         146.5         13.7             11.6           750.3
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

------------------------------------------------------------------------------------------------------------------------------------
                                          Gas         Electric    Energy      Houston         Other
(In Millions of Dollars)             Distribution     Services    Services   Exploration   Investments  Eliminations   Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2003
Unaffiliated revenue                     4,161.3       1,606.0     158.9          495.3        114.0              -         6,535.5
Intersegment revenue                           -           0.1       7.5              -          5.0          (12.6)              -
Depreciation, depletion and
 amortization                              259.9          67.2       7.1          204.1         19.1           14.3           571.7
Gain on sales of property                   15.1             -         -              -            -              -            15.1
Income from equity investments                 -             -         -              -         19.1            0.1            19.2
Operating income                           574.3         269.9     (33.0)         196.3         42.2           (2.1)        1,047.6
Interest income                              1.2           4.6       1.1              -          1.0           (2.2)            5.7
Interest charges                           203.7          44.2      15.8            8.5          7.5           28.0           307.7
Total assets                             8,457.5       2,511.1     407.5        1,530.9        915.4          817.8        14,640.2
Equity method investments                      -             -         -              -         97.0              -            97.0
Construction expenditures                  419.6         256.5       7.0          295.9         18.1           12.3         1,009.4
------------------------------------------------------------------------------------------------------------------------------------

Eliminating items include intercompany interest income and expense and the elimination of certain intercompany accounts as well as activities of our corporate and administrative subsidiaries.

Electric Services revenues from LIPA and the NYISO of $1.5 billion for the year ended December 31, 2003 represents approximately 22% of our consolidated revenues during that period.

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

Income tax expense is  reflected  as follows in the  Consolidated  Statement  of
Income:

------------------------------------------------------------------------
                                          Year Ended December 31,
(In Millions of Dollars)             2005          2004           2003
------------------------------------------------------------------------
Current income tax                 $ 206.6       $ 201.9        $ (99.8)
Deferred income tax                   32.7         123.6          381.1
------------------------------------------------------------------------
Total income tax                   $ 239.3       $ 325.5        $ 281.3
------------------------------------------------------------------------

At December 31, the significant components of KeySpan's deferred tax assets and liabilities calculated under the provisions of SFAS No.109 "Accounting for Income Taxes" were as follows:

--------------------------------------------------------------------------
                                                      December 31,
(In Millions of Dollars)                        2005               2004
--------------------------------------------------------------------------
Reserves not currently deductible          $     28.4        $      23.9
State income tax                                (20.6)             (19.0)
Property related differences                 (1,080.8)          (1,080.0)
Regulatory tax asset                            (24.5)             (21.4)
Property taxes                                  (84.1)             (99.1)
Employee benefits and compensation              (64.4)             (16.6)
Other items - net                                88.1               88.1
--------------------------------------------------------------------------
Net deferred tax liability                 $ (1,157.9)        $ (1,124.1)
--------------------------------------------------------------------------

KeySpan is currently in discussions with the Internal Revenue Service ("IRS") at the Appeals level with regard to LILCO's tax returns for the tax years ending December 31, 1996 through March 31, 1999 and KeySpan's and the Brooklyn Union Gas Company's tax returns for the years ending September 30, 1997 through December 31, 1998. The primary issue relates to the valuation of the transferred assets in the KeySpan/LILCO combination. Additionally, the IRS has recently commenced the examination of KeySpan's tax returns for the year ended 2002 and 2003. At this time, we cannot predict the result of these audits. However, KeySpan has evaluated the potential outcomes based on the issues raised and progress of the discussions to date. KeySpan believes that it has adequately provided for the additional tax, if any, which may result.

The federal income tax amounts included in the Consolidated Statement of Income differ from the amounts which result from applying the statutory federal income tax rate to income before income tax.

The table below sets forth the reasons for such differences:

----------------------------------------------------------------------------------------------
                                                             Year Ended December 31,
(In Millions of Dollars)                             2005              2004             2003
----------------------------------------------------------------------------------------------
Computed at the statutory rate               $       223.3       $    329.1      $      247.6
Adjustments related to:
Tax credits                                           (1.4)            (2.2)                -
Removal costs                                         (2.9)            (0.6)             (6.6)
Accrual to return adjustments                          6.7            (10.7)              0.5
Sale of subsidiary stock                                 -            (22.5)                -
Minority interest in Houston Exploration                 -             12.9              20.0
State income tax, net of federal benefit              29.0             24.8              28.5
Contribution of land                                  (3.8)               -                 -
Dividends paid to employee benefit plan               (3.9)            (3.6)                -
Other items - net                                     (7.7)            (1.7)             (8.7)
----------------------------------------------------------------------------------------------
Total income tax                             $       239.3      $     325.5       $     281.3
----------------------------------------------------------------------------------------------
Effective income tax rate (1)                          38%              35%                40%
----------------------------------------------------------------------------------------------

(1) Reflects both federal as well as state income taxes.

The American Jobs Creation Act of 2004, signed into law on October 22, 2004 provides for a special one-time tax deduction, or dividend received deduction ("DRD") of 85% of qualifying foreign earnings that are repatriated in 2004 or 2005. We currently estimate that KeySpan has repatriated dividends of approximately $9.5 million of earnings under this provision and received, as a result, a tax benefit of $2.8 million.

As of December 31, 2005 KeySpan has $285 million of state tax net operating loss carryforwards which, if fully utilized at current rates, will yield tax credits of approximately $25 million. These credits will expire between 2011 and 2022.

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

The calculation of net periodic pension cost is as follows:

-------------------------------------------------------------------------------------------------
                                                                Year Ended December 31,
(In Millions of Dollars)                                  2005           2004           2003
-------------------------------------------------------------------------------------------------
Service cost, benefits earned during the period       $    56.5      $    52.9      $    47.5
Interest cost on projected benefit obligation             148.5          144.2          138.3
Expected return on plan assets                           (173.1)        (158.2)        (130.6)
Net amortization and deferral                              74.1           63.3           67.0
Special termination benefits                                2.2              -              -
-------------------------------------------------------------------------------------------------
Total pension cost                                    $   108.2      $   102.2      $   122.2
-------------------------------------------------------------------------------------------------

The following table sets forth the pension plans' funded status at December 31, 2005 and December 31, 2004.

-------------------------------------------------------------------------------------------------------------
                                                                                  Year Ended December 31,
(In Millions of Dollars)                                                        2005                   2004
-------------------------------------------------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at beginning of period                                  $ (2,520.1)            $  (2,343.2)
Service cost                                                                    (56.6)                  (52.9)
Interest cost                                                                  (148.5)                 (144.2)
Amendments                                                                       (0.1)                   (2.3)
Actuarial loss                                                                 (117.9)                 (114.6)
Benefits paid                                                                   130.4                   137.1
Special termination benefits                                                     (2.2)                      -
-------------------------------------------------------------------------------------------------------------
Benefit obligation at end of period                                        $ (2,715.0)            $  (2,520.1)
-------------------------------------------------------------------------------------------------------------
Change in plan assets:
Fair value of plan assets at beginning of period                              2,028.9                 1,855.2
Actual return on plan assets                                                    166.7                   164.2
Employer contribution                                                           148.3                   146.6
Benefits paid                                                                  (130.4)                 (137.1)
-------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of period                                    2,213.5                 2,028.9
-------------------------------------------------------------------------------------------------------------
Funded status                                                                  (501.5)                 (491.2)
Unrecognized net loss from past experience different from that
 assumed and from changes in assumptions                                        672.1                   612.1
Unrecognized prior service cost                                                  48.2                    57.7
-------------------------------------------------------------------------------------------------------------
Net prepaid pension cost reflected on consolidated balance sheet           $    218.8             $     178.6
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                                   Year Ended December 31,
                                                2005         2004        2003
-------------------------------------------------------------------------------
Assumptions:
Obligation discount                             5.75%        6.00%       6.25%
Asset return                                    8.50%        8.50%       8.50%
Average annual increase in compensation         4.00%        4.00%       4.00%
-------------------------------------------------------------------------------

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

-------------------------------------------------
(In Millions of Dollars)         Pension Benefits
-------------------------------------------------

      2006                               $ 132.2
      2007                               $ 134.1
      2008                               $ 137.7
      2009                               $ 141.4
      2010                               $ 146.0
      Years 2011- 2015                   $ 839.3
-------------------------------------------------

Unfunded Pension Obligation: At December 31, 2005 the accumulated benefit obligation was in excess of pension assets. As prescribed by SFAS 87 "Employers' Accounting for Pensions," KeySpan had a $257.3 million minimum liability at December 31, 2005, for this unfunded pension obligation. As permitted under current accounting guidelines, these accruals can be offset by a corresponding debit to a long-term asset up to the amount of accumulated unrecognized prior service costs. Any remaining amount is to be recorded in accumulated other comprehensive income on the Consolidated Balance Sheet.

Therefore, at year-end, we had a long-term asset in deferred charges other of $41.2 million, representing the amount of unrecognized prior service cost and a debit to accumulated other comprehensive income of $97.8 million, or $63.6 million after-tax. The remaining amount of $118.3 million was recorded as a contractual receivable from LIPA of $103.8 million and a regulatory asset of $14.5 million, representing the amounts that could be recovered from LIPA and the Boston Gas ratepayer in accordance with our service and rate agreements if the underlying assumptions giving rise to this minimum liability were realized and recorded as pension expense. Boston Gas has received approval from the MADTE to defer as a regulatory asset the amount of its current and future minimum pension liability to reflect its ability to recover in rates its actual pension liability.

At December 31, 2005 the projected benefit obligation, accumulated benefit obligation and value of assets for plans with accumulated benefit obligations in excess of plan assets were $1.4 billion, $1.3 billion and $997 million, respectively.

At December 31, 2004, the accumulated benefit obligation was also in excess of pension assets. As a result, we had a minimum liability of $255.9 million, a long-term asset in deferred charges other of $49.7 million, and a debit to other comprehensive income of $91.9 million, or $59.8 million after-tax. The remaining amount of $114.3 million was recorded as a contractual receivable from LIPA of $100.1 million and a regulatory asset of $14.2 million.

At December 31, 2004 the projected benefit obligation, accumulated benefit obligation and value of assets for plans with accumulated benefit obligations in plan assets were $1.3 billion, $1.2 billion and $881 million, respectively.

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

Net  periodic   other   postretirement   benefit  cost  included  the  following
components:

-------------------------------------------------------------------------------
                                                      Year Ended December 31,
(In Millions of Dollars)                            2005       2004     2003
-------------------------------------------------------------------------------
Service cost, benefits earned during the period   $  24.4     $ 19.7    $ 18.8
Interest cost on accumulated
   postretirement benefit obligation                 75.7       70.2      69.8
Expected return on plan assets                      (36.1)     (33.9)    (27.5)
Net amortization and deferral                        59.9       41.0      35.8
Special termination benefit                           1.7          -         -
-------------------------------------------------------------------------------
Other postretirement cost                         $ 125.6     $ 97.0    $ 96.9
-------------------------------------------------------------------------------

The following table sets forth the plans' funded status at December 31, 2005 and December 31, 2004.

----------------------------------------------------------------------------------------------------------------------
                                                                                             Year Ended December 31,
(In Millions of Dollars)                                                                     2005              2004
----------------------------------------------------------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at beginning of period                                               $ (1,336.7)        $ (1,267.6)
Impact due to Medicare subsidy                                                                   -               60.6
Service cost                                                                                 (24.4)             (19.7)
Interest cost                                                                                (75.7)             (70.2)
Plan participants' contributions                                                              (3.4)              (1.9)
Amendments                                                                                     3.2               27.4
Actuarial (loss)                                                                             (38.3)            (119.9)
Benefits paid                                                                                 62.7               54.6
Special termination benefit                                                                   (1.7)                 -
----------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of period                                                       (1,414.3)          (1,336.7)
----------------------------------------------------------------------------------------------------------------------
Change in plan  assets:
Fair value of plan assets at beginning of period                                             464.0              438.4
Actual return on plan assets                                                                  29.1               38.8
Employer contribution                                                                         35.8               39.5
Plan participants' contributions                                                               3.4                1.9
Benefits paid                                                                                (62.7)             (54.6)
----------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of period                                                   469.6              464.0
----------------------------------------------------------------------------------------------------------------------
Funded status                                                                               (944.7)            (872.7)
Unrecognized net loss from past experience different from that assumed
 and from changes in assumptions                                                             557.5              576.8
Unrecognized prior service cost                                                              (97.5)            (106.5)
----------------------------------------------------------------------------------------------------------------------
Accrued postretirement cost reflected on consolidated balance sheet                     $   (484.7)        $   (402.4)
----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
                                                   Year Ended December 31,
                                              2005            2004          2003
-----------------------------------------------------------------------------------
Assumptions:
Obligation discount                           5.75%           6.00%          6.25%
Asset return                                  8.50%           8.50%          8.50%
Average annual increase in compensation       4.00%           4.00%          4.00%
-----------------------------------------------------------------------------------

The measurement of plan liabilities also assumes a health care cost trend rate of 9.5% grading down to 4.75% over six years, and 4.75% thereafter. A 1% increase in the health care cost trend rate would have the effect of increasing the accumulated postretirement benefit obligation as of December 31, 2005 by $173.1 million and the net periodic health care expense by $14.9 million. A 1% decrease in the health care cost trend rate would have the effect of decreasing the accumulated postretirement benefit obligation as of December 31, 2005 by $151.1 million and the net periodic health care expense by $12.6 million.

At December 31, 2005, KeySpan had a contractual receivable from LIPA of $297.4 million representing the pension and other postretirement benefits associated with the electric business unit employees recorded in deferred charges other on the Consolidated Balance Sheet. LIPA has been reimbursing us for costs related to the postretirement benefits of the electric business unit employees in accordance with the LIPA Agreements.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

-------------------------------------------------------------------------------
                                    Gross Benefit          Subsidiary Receipts
(In Millions of Dollars)               Payments                 Expected**
-------------------------------------------------------------------------------

       2006                             $ 65.9                    $ 3.5
       2007                             $ 70.6                    $ 3.9
       2008                             $ 74.9                    $ 4.3
       2009                             $ 79.6                    $ 4.7
       2010                             $ 83.9                    $ 5.0
       Years 2011- 2015                $ 469.3                   $ 28.1
-------------------------------------------------------------------------------
** Rebates are based on calendar year in which prescription drug costs are incurred. Actual receipt of rebates may occur in the following year.

Pension/Other Post Retirement Benefit Plan Assets: KeySpan's weighted average asset allocations at December 31, 2005 and 2004, by asset category, for both the pension and other postretirement benefit plans are as follows:


-----------------------------------------------------------------------------
                                   Pension                        OPEB
Asset Category                2005          2004           2005          2004
-----------------------------------------------------------------------------
Equity securities              65%           64%            70%          72%
Debt securities                27%           28%            23%          23%
Cash and equivalents            3%            3%             2%            -
Venture capital                 5%            5%             5%           5%
-----------------------------------------------------------------------------
Total                         100%          100%           100%         100%
-----------------------------------------------------------------------------

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

Cash Contributions: In 2006, KeySpan is expected to contribute approximately $90 million to its pension plans and approximately $30 million to its other postretirement benefit plans.

Defined Contribution Plan: KeySpan also offers both its union and management employees a defined contribution plan. Both the KeySpan Energy 401(k) Plan for Management Employees and the KeySpan Energy 401(k) Plan for Union Employees are available to all eligible employees. These Plans are defined contribution plans subject to Title I of the Employee Retirement Income Security Act of 1974 ("ERISA"). Eligible employees contributing to the Plan may receive certain employer contributions including matching contributions and a 10% discount on the purchase of KeySpan Common Stock in the Plan. The matching contributions were in KeySpan's common stock until January 2006. The matching contributions as now determined at the election of KeySpan employees. For the years ended December 31, 2005, 2004 and 2003, we recorded an expense of $15.2 million, $14.7 million, and $11.2 million, respectively.

Note 5. Capital Stock

Common Stock: Currently we have 450,000,000 shares of authorized common stock. At December 31, 2005, we had 10.5 million shares, or $303.9 million of treasury stock outstanding. During 2005, we issued 1.4 million shares out of treasury for the dividend reinvestment feature of our Investor Program, the Employee Stock Discount Stock Purchase Plan, the 401(k) Plan and the Long-Term Incentive Compensation Plan.

On May 16, 2005, KeySpan issued 12.1 million shares of common stock, in association with the MEDS Equity Units conversion, at an issuance price of $37.93 per share pursuant to the terms of the forward purchase contract. KeySpan received proceeds of approximately $460 million from the equity conversion. The number of shares issued was dependent on the average closing price of our common stock over the 20 day trading period ending on the third trading day prior to May 16, 2005. (See Note 6 "Long-Term Debt and Commercial Paper" for further details on the MEDS Equity Units.)

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

In May 2005, $55.3 million of 7.07% Series B preferred stock was redeemed on its scheduled redemption date. Additionally, also in May 2005, KeySpan called for the optional redemption of $19.7 million of 7.17% Series C of Preferred Stock due 2008. KeySpan no longer has preferred stock outstanding.

Note 6. Long-Term Debt And Commercial Paper

Notes Payable: KEDLI had $125 million of Medium-Term Notes at 6.90% due January 15, 2008, and $400 million of 7.875% Medium-Term Notes due February 1, 2010, outstanding at December 31, 2005 and 2004, each of which is guaranteed by KeySpan.

KeySpan also had $1.96 billion of medium and long term notes outstanding at December 31, 2004 of which $950 million of these notes were associated with the acquisition of Eastern and ENI. These notes were issued in two series as follows: $700 million of 7.625% Notes due 2010 and $250 million of 8.00% Notes due 2030. The remaining debt of approximately $1 billion had interest rates ranging from 4.65% to 9.75%.

During 2005, KeySpan redeemed $500 million 6.15% Notes due 2006 series. We applied the provisions of SFAS 145 "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" and recorded an expense of $20.9 million associated with call premiums and wrote-off $1.3 million of previously deferred financing costs. Further, KeySpan accelerated the amortization of approximately $11.2 million of previously unamortized benefits associated with an interest rate swap on these bonds. The accelerated amortization was recorded as a reduction to interest expense on the Consolidated Statement of Income. In addition, during the first quarter of 2005, $15 million of 8.87% notes of a KeySpan subsidiary were redeemed at maturity.

Further, in association with the MEDS Equity Units conversion, KeySpan converted $460 million of MEDS Equity Units into $467.2 million of medium and long term bonds. (For further details on the MEDS Equity Units see "MEDS Equity Units" below.) As a result of the aforementioned transactions, at December 31, 2005 KeySpan had $2.4 billion of notes outstanding with interest rates ranging from 4.65% to 9.75% that mature in 2006-2035.

Gas Facilities Revenue Bonds: KEDNY can issue tax-exempt bonds through the New York State Energy Research and Development Authority ("NYSERDA"). Whenever bonds are issued for new gas facilities projects, proceeds are deposited in trust and subsequently withdrawn to finance qualified expenditures. There are no sinking fund requirements on any of our Gas Facilities Revenue Bonds ("GFRBs"). At December 31, 2005, $640.5 million of GFRBs were outstanding. The interest rate on the variable rate series due through December 1, 2026 is reset weekly and ranged from 1.40% to 2.95% during the year ended December 31, 2005, at which time the rate was 2.85%.

In November 2005, KEDNY, issued $137 million of tax-exempt GFRBs through the NYSERDA in the following series: (i) $82 million of 4.70% GFRB, 2005 Series A (the "Series A Bonds"); and (ii) $55 million GFRB, 2005 Series B (the "Series B Bonds"). The interest rate on the Series B bonds is re-set every seven days through an auction process and at December 31, 2005 the interest rate on these bonds was 3.15%. KEDNY used the proceeds from this issuance to redeem the following three series: (i) $41 million Adjustable Rate GFRB Series 1989 A due February 2024; (ii) $41 million Adjustable Rate GFRB Series 1989 B due February 2024; and (iii) $55 million 5.60% GFRB Series 1993 C due June 2025. KEDNY incurred $3.7 million in call premiums and financing fees, all of which have been deferred for future rate recovery.

In December 2005, KEDNY converted $50 million of fixed rate GFRB's (5.64% GFRB Series D1 and D2 due 2026) into variable rate debt. The interest rate on these bonds is reset, through an auction process, every seven days. At December 31, 2005 the interest rate was 3.00%.

Promissory Notes to LIPA: In connection with the KeySpan/LILCO transaction, KeySpan and certain of its subsidiaries issued promissory notes to LIPA to support certain debt obligations assumed by LIPA. At December 31, 2005, $155.4 million of these promissory notes remained outstanding. Under these promissory notes, KeySpan is required to obtain letters of credit to secure its payment obligations if its long-term debt is not rated at least in the "A" range by at least two nationally recognized statistical rating agencies. At December 31, 2005, KeySpan was in compliance with this requirement.

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

In 2005, KeySpan was required to remarket the note component of the Equity Units between February 2005 and May 2005 and reset the interest rate to the then current market rate of interest; however, the reset interest rate could not be set below 4.9%. In March 2005, KeySpan remarketed the note component of $394.9 million of the Equity Units at the reset interest rate of 4.9% through their maturity date of May 2008. The balance of the notes ($65.1 million) were held by the original MEDS equity holders in accordance with their terms and not remarketed. KeySpan then exchanged $300 million of the remarketed notes for $307.2 million of new 30 year notes bearing an interest rate of 5.8%. Therefore, KeySpan now has $160 million of 4.9% notes outstanding with a maturity date of May 2008 and $307.2 million of 5.8% notes outstanding with a maturity date of April 2035 that are classified as Medium and Long Term Notes.

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

Industrial   Development  Revenue  Bonds:  At  December  31,  2005  KeySpan  had
outstanding $128.3 million of tax-exempt bonds with a 5.25% coupon maturing in June 2027. Fifty-three million dollars of these Industrial Development Revenue Bonds were issued in its behalf through the Nassau County Industrial Development Authority for the construction of the Glenwood electric-generation peaking plant and the balance of $75 million was issued in its behalf by the Suffolk County Industrial Development Authority for the Port Jefferson Energy Center an electric-generation peaking plant. KeySpan has guaranteed all payment obligations of these subsidiaries with regard to these bonds.

First Mortgage Bonds: Colonial Gas Company had outstanding $95.0 million of first mortgage bonds at December 31, 2005. These bonds are secured by gas utility property. The first mortgage bond indentures include, among other provisions, limitations on: (i) the issuance of long-term debt; (ii) engaging in additional lease obligations; and (iii) the payment of dividends from retained earnings. At December 31, 2005, these bonds remain outstanding and have interest rates ranging from 6.08% to 8.80% and maturities that range from 2008-2028.

Authority Financing Notes: Certain of our electric generation subsidiaries can issue tax-exempt bonds through the NYSERDA. At December 31, 2005, $41.1 million of Authority Financing Notes 1999 Series A Pollution Control Revenue Bonds due October 1, 2028 were outstanding. The interest rate on these notes is reset based on an auction procedure. The interest rate during 2005 ranged from 1.40% to 2.85%, through December 31, 2005, at which time the rate was 3.00%.

We also have outstanding $24.9 million variable rate 1997 Series A Electric Facilities Revenue Bonds due December 1, 2027. The interest rate on these bonds is reset weekly and ranged from 1.47% to 3.42% for the year ended December 31, 2005, at which time the rate was 3.42%.

Ravenswood Master Lease: We have an arrangement with an unaffiliated variable interest financing entity through which we lease a portion of the Ravenswood Facility. We acquired the Ravenswood Facility, in part, through the variable interest entity, from the Consolidated Edison Company of New York ("Consolidated Edison") on June 18, 1999 for approximately $597 million. In order to reduce the initial cash requirements, we entered into a lease agreement (the "Master Lease") with the variable interest entity that acquired a portion of the facility, or three steam generating units, directly from Consolidated Edison and leased it to a KeySpan subsidiary. The variable interest financing entity acquired the property for $425 million, financed with debt of $412.3 million (97% of capitalization) and equity of $12.7 million (3% of capitalization). KeySpan has no ownership interests in the units or the variable interest entity. KeySpan has guaranteed all payment and performance obligations of our subsidiary under the Master Lease. Monthly lease payments are substantially equal to the monthly interest expense on the debt securities.

We have classified the Master Lease as $412.3 million of long-term debt on the Consolidated Balance Sheet based on our current status as primary beneficiary as defined in Financial Accounting Standards Board Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." Further, we have an asset on the Consolidated Balance Sheet for an amount substantially equal to the fair market value of the leased assets at the inception of the lease, less depreciation since that date, or approximately $322.8 million. Under the terms of our credit facilities, the Master Lease is considered debt in the ratio of debt-to-total capitalization. (See Note 7 "Contractual Obligations, Financial Guarantees and Contingencies" for additional information regarding the leasing arrangement associated with the Master Lease Agreement.)

Commercial Paper and Revolving Credit Agreements: In June 2005, KeySpan closed on a $920 million revolving credit facility for five years due June 24, 2010, which was syndicated among fifteen banks, and an amended $580 million revolving credit facility due June 24, 2009. These facilities replaced an existing $660 million, 3-year facility due June 2006, and a 5-year $640 million facility due June 2009. The two credit facilities, which now total $1.5 billion - $920 million for five years through 2010, and $580 million for the amended facility through 2009, will continue to support KeySpan's commercial paper program for ongoing working capital needs.

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

The facilities contain certain affirmative and negative operating covenants, including restrictions on KeySpan's ability to mortgage, pledge, encumber or otherwise subject its utility property to any lien, as well as certain financial covenants that require us to, among other things, maintain a consolidated indebtedness to consolidated capitalization ratio of no more than 65% at the last day of any fiscal quarter. Violation of these covenants could result in the termination of the facilities and the required repayment of amounts borrowed thereunder, as well as possible cross defaults under other debt agreements. At December 31, 2005, KeySpan's consolidated indebtedness was 50.7% of its consolidated capitalization and KeySpan was in compliance with all covenants.

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

At December 31, 2005, we had cash and temporary cash investments of $124.5 million. During 2005, we repaid $254.6 million of commercial paper and, at December 31, 2005, $657.6 million of commercial paper was outstanding at a weighted average annualized interest rate of 4.38%. At December 31, 2005, KeySpan had the ability to issue up to an additional $842 million, under its commercial paper program.

Capital Leases: Our subsidiaries lease certain facilities and equipment under long-term leases, which expire on various dates through 2014. The weighted average interest rate on these obligations was 6.0%.

Debt Maturity: The following table reflects the maturity schedule for our debt repayment requirements, including capitalized leases and related maturities, at December 31, 2005:

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
                                   Long-Term        Capital
 (In Millions of Dollars)             Debt           Leases           Total
-----------------------------------------------------------------------------
 Repayments:
    2006                          $    12.0         $  1.0         $    13.0
    2007                                  -            1.1               1.1
    2008                              305.0            1.1             306.1
    2009                              412.3            1.2             413.5
    2010                            1,110.0            1.3           1,111.3
    Thereafter                      2,095.4            5.1           2,100.5
-----------------------------------------------------------------------------
                                  $ 3,934.7         $ 10.8         $ 3,945.5
-----------------------------------------------------------------------------

Note 7. Contractual Obligations, Financial Guarantees and Contingencies

Lease Obligations: Lease costs included in operating expense were $76.5 million in 2005 including, the lease of KeySpan's Brooklyn headquarters of $14.1million. Further, in March 2005, KeySpan renegotiated the lease of the Brooklyn headquarters. The original agreement was to expire in 2012. The current lease will expire in 2025. Yearly lease expense is approximately $11.7 million. In May 2004 KeySpan entered into a leveraged lease financing arrangement associated with the Ravenswood Expansion. The yearly operating lease expense is approximately $17 million per year. (See the caption below "Sale/Leaseback Transaction" for further details of this lease.) Lease costs also include leases for other buildings, office equipment, vehicles and power operated equipment. Lease costs for the year ended December 31, 2004 and 2003 were $67.7 million and $82.1 million, respectively. As previously mentioned, the Master Lease is consolidated and, as a result, lease payments are reflected as interest expense on the Consolidated Statement of Income. The future minimum cash lease payments under various leases, excluding the Master Lease, but including the Ravenswood Expansion lease, all of which are operating leases, are $100.6 million per year over the next five years and $652.4 million, in the aggregate, for all years thereafter. (See discussion below for further information regarding the Master Lease and the Ravenswood Expansion sale/leaseback transaction.)

Variable Interest Entity: As mentioned, KeySpan has an arrangement with an unaffiliated variable interest financing entity through which we lease a portion of the Ravenswood Facility. We acquired the Ravenswood Facility, a 2,200-megawatt electric generating facility located in Queens, New York, in part, through the variable interest entity from Consolidated Edison on June 18, 1999 for approximately $597 million. In order to reduce the initial cash requirements, we entered into the Master Lease with the variable interest entity that acquired a portion of the facility, or three steam generating units, directly from Consolidated Edison and leased it to our subsidiary. The variable interest entity acquired the property for $425 million, financed with debt of $412.3 million (97% of capitalization) and equity of $12.7 million (3% of capitalization). KeySpan has no ownership interests in the units or the variable interest entity. KeySpan has guaranteed all payment and performance obligations of our subsidiary under the Master Lease. Monthly lease payments substantially equal the monthly interest expense on such debt securities. Interest expense for the year ended December 31, 2005 was $29.7 million.

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

We have classified the Master Lease as $412.3 million of long-term debt on the Consolidated Balance Sheet based on our current status as primary beneficiary. Further, we have an asset on the Consolidated Balance Sheet for an amount substantially equal to the fair market value of the leased assets at the inception of the lease, less depreciation since that date, or approximately $322.8 million.

If our subsidiary that leases the Ravenswood Facility was not able to fulfill its payment obligations with respect to the Master Lease payments, then the maximum amount KeySpan would be exposed to under its current guarantees would be $425 million plus the present value of the remaining lease payments through June 20, 2009.

Sale/leaseback Transaction: KeySpan also has a leveraged lease financing arrangement associated with the Ravenswood Expansion. In May 2004, the unit was acquired by a lessor from our subsidiary, KeySpan Ravenswood, LLC, and simultaneously leased back to that subsidiary. All the obligations of KeySpan Ravenswood, LLC have been unconditionally guaranteed by KeySpan. This lease transaction generated cash proceeds of $385 million, before transaction costs, which approximates the fair market value of the facility, as determined by a third-party appraiser. This lease transaction qualifies as an operating lease under SFAS 98 "Accounting for Leases: Sale/Leaseback Transactions Involving Real Estate; Sales-Type Leases of Real Estate; Definition of the Lease Term; an Initial Direct Costs of Direct Financing Leases, an amendment of FASB Statements No.13, 66, 91 and a rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11." The lease has an initial term of 36 years and the yearly operating lease expense is approximately $17 million per year. Lease payments will fluctuate from year to year, but are substantially paid over the first 16 years. The future minimum cash lease payments under this lease is approximately $152 million over the next five years and $417 million, in the aggregate, for all years thereafter. The sale/leaseback transaction resulted in a pre-tax gain of approximately $6 million which has been deferred and is being amortized over the life of the lease.

Asset Retirement Obligations:

On December 31, 2005, KeySpan implemented FIN 47 "Accounting for Conditional Asset Retirement Obligations." FIN 47 was issued to clarify that the term conditional asset obligation used in SFAS 143 "Accounting for Asset Retirement Obligations" refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Previously, KeySpan adopted SFAS 143 on January 1, 2003. SFAS 143 required us to record a liability and corresponding asset representing the present value of legal obligations associated with the retirement of tangible, long-lived assets that existed at the inception of the obligation.

At December 31, the following asset retirement obligations are recorded on the Consolidated Balance Sheet at their estimated present values:

---------------------------------------------------------------------------------------------------------
  (In Millions of Dollars)
  -------------------------------------------------------------------------------------------------------
  December 31,                                            2005               2004
  -------------------------------------------------------------------------------------------------------
  Asset Retirement Obligations
  Asbestos removal                               (i)             $  3.5              $   -
  Tanks removal and cleaning                     (ii)               6.9                  -
  Main -cutting, purging and capping             (iii)             30.6                  -
  Wells - plug and capping                       (iv)               0.2                  -
  KeySpan LNG tank demolition                    (v)                2.1                  -
  Waste water treatment pond removal             (vi)               1.4                  -
  Fiber network removal                          (vii)              0.8                  -
  Exploration wells-plug and capping             (viii)             1.9                1.9

  ------------------------------------------------------------------------------------------------------
  Total Asset Retirement Obligations                             $ 47.4              $ 1.9
  ------------------------------------------------------------------------------------------------------



(i) Asbestos-containing materials was deemed to exist in roof flashing, floor tiles, pipe insulation and mechanical room insulation within our common facilities as well as in our older generation plants. KeySpan has a legal obligation to remove asbestos upon either a major renovation or demolition.

(ii) KeySpan has numerous storage tanks that contain among other things waste oil, #2 and #6 fuel oil, diesel fuel, multi chemicals, lube oil, kerosene, ammonia, and other waste contaminants. All of these tanks are subject to cleaning and removal requirements prior to demolition and retirement if so specified by law or regulation.

(iii) KeySpan has a legal requirement to cut (disconnect from the gas distribution system), purge (clean of natural gas and PCB contaminants) and cap gas mains within its gas distribution and transmission system when mains are retired in place. Gas mains are generally abandoned in place when retired, unless the main and other equipment needs to be removed due to sewer or water system rerouting or other roadblock work. When such main and equipment are removed certain PCB test procedures must be employed.

(iv) KeySpan owns approximately 52% of an underground gas storage facility in western New York State. The facility includes 39 gas injection and extraction wells. There is a regulatory obligation to close and seal the wells.

(v) KeySpan owns a 600,000 gallon barrel Liquefied Natural Gas ("LNG") tank and ancillary facilities located in Providence, RI under a 30 year contract with New England Gas Company. At the end of the contract, the contract can be; (i) Extended; or (ii) New England Gas Company can require KeySpan to dismantle and remove the LNG tank and ancillary facilities or; (iii) KeySpan can elect to dismantle and remove the LNG tank and ancillary facilities. Since we may or may not be required to dismantle and remove the LNG tank and ancillary facilities, the obligation to perform was discounted to a 50% probability as allowed under FIN 47.

(vi) KeySpan has several wastewater treatment ponds associated with certain of its power stations. There are closure requirements for wastewater treatment pond systems based on regulations promulgated by the State of New York which were effective May 11, 2003.

(vii) KeySpan Communications has portions of its fiber optic network (underground and above ground) that are required to be removed upon termination of various agreements.

(viii)    KeySpan  has a  regulatory  obligation  to close  and  seal the  wells
          primarily   associated   with  its  gas   exploration  and  production
          activities.

Financial Guarantees: KeySpan has issued financial guarantees in the normal course of business, primarily on behalf of its subsidiaries, to various third party creditors. At December 31, 2005, the following amounts would have to be paid by KeySpan in the event of non-payment by the primary obligor at the time payment is due:

-----------------------------------------------------------------------------------------------
                                                                Amount of     Expiration
   (In Millions of Dollars)                                       Exposure       Dates
-----------------------------------------------------------------------------------------------
   Guarantees for Subsidiaries
   Medium-Term Notes - KEDLI                     (i)            $   525.0     2008 - 2010
   Industrial Development Revenue Bonds          (ii)               128.3        2027
   Ravenswood - Master Lease                     (iii)              425.0        2009
   Ravenswood - Sale/leaseback                   (iv)               403.5        2019
   Surety Bonds                                  (v)                 76.0     2005 - 2008
   Commodity Guarantees and Other                (vi)                83.2     2005 - 2009
   Letters of Credit                             (vii)               73.0     2006 - 2010
-----------------------------------------------------------------------------------------------
                                                                $ 1,714.0
-----------------------------------------------------------------------------------------------

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

(iii) KeySpan has guaranteed all payment and performance obligations of KeySpan Ravenswood, LLC, the lessee under the Master Lease. The term extends through June 20, 2009. The Master Lease is classified as $412.3 million long-term debt on the Consolidated Balance Sheet.

(iv) KeySpan has guaranteed all payment and performance obligations of KeySpan Ravenswood, LLC, the lessee under the sale/leaseback transaction associated with the 250 MW Ravenswood Expansion, including future decommissioning costs. The initial term of the lease is for 36 years. As noted previously, this lease qualifies as an operating lease and is not reflected on the Consolidated Balance Sheet.

(v) KeySpan has agreed to indemnify the issuers of various surety and performance bonds associated with certain construction projects being performed by certain current or former subsidiaries. In the event that the subsidiaries fail to perform their obligations under contracts, the injured party may demand that the surety make payments or provide services under the bond. KeySpan would then be obligated to reimburse the surety for any expenses or cash outlays it incurs. Although
          KeySpan is not guaranteeing any new bonds for any of the former subsidiaries, KeySpan's indemnity obligation supports the contractual obligation of these former subsidiaries. KeySpan has also received from a former subsidiary an indemnity bond issued by a third party insurance company, the purpose of which is to reimburse KeySpan in an amount up to $80 million in the event it is required to perform under all other indemnity obligations previously incurred by KeySpan to support such company's bonded projects existing prior to divestiture. At December 31, 2005, the total cost to complete such remaining bonded projects is estimated to be approximately $40.2 million.

(vi) KeySpan has guaranteed commodity-related payments for subsidiaries within the Energy Services segment, as well as for KeySpan Ravenswood, LLC. These guarantees are provided to third parties to facilitate physical and financial transactions involved in the purchase of natural gas, oil and other petroleum products for electric production and marketing activities. The guarantees cover actual purchases by these subsidiaries that are still outstanding as of December 31, 2005.

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

Fixed Charges Under Firm Contracts: Our utility subsidiaries and the Ravenswood Generation Station have entered into various contracts for gas delivery, storage and supply services. Certain of these contracts require payment of annual demand charges in the aggregate amount of approximately $492.7 million. We are liable for these payments regardless of the level of service we require from third parties. Such charges associated with gas distribution operations are currently recovered from utility customers through the gas adjustment clause.

Legal Matters

From time to time we are subject to various legal proceedings arising out of the ordinary course of our business. Except as described below, we do not consider any of such proceedings to be material to our business or likely to result in a material adverse effect on our results of operations, financial condition or cash flows.

KeySpan and certain of its current and former officers and directors were named as defendants in a shareholder derivative action asserting claims on behalf of KeySpan based upon breach of fiduciary duty. The complaint, which was filed in the New York State Supreme Court for the County of Kings on February 9, 2005, also relates to the 2001 Roy Kay-related losses and alleges that KeySpan's directors and certain senior officers breached their fiduciary duties when they placed their own personal interests above the interests of KeySpan by using material non-public information (the fraud at Roy Kay) to sell securities at artificially inflated prices. On January 3, 2006, the parties entered into a settlement agreement to settle the action for a nominal sum of $250,000 for plaintiff's counsel fees and for KeySpan to implement certain corporate governance practices. The settlement agreement is subject to court approval, the timing of which cannot be predicted. While KeySpan denies any wrongdoing, we believe the settlement is in the best interest of KeySpan and its shareholders.

KeySpan subsidiaries, along with several other parties, have been named as defendants in numerous proceedings filed by plaintiffs claiming various degrees of injury from asbestos exposure at generating facilities formerly owned by LILCO and others. In connection with the May 1998 transaction with LIPA, costs incurred by KeySpan for liabilities for asbestos exposure arising from the activities of the generating facilities previously owned by LILCO are recoverable from LIPA through the PSA between LIPA and KeySpan.

KeySpan is unable to determine the outcome of the outstanding asbestos proceedings, but does not believe that such outcome, if adverse, will have a material effect on its financial condition, results of operation or cash flows. KeySpan believes that its cost recovery rights under the 1998 and 2006 PSA, its indemnification rights against third parties and its insurance coverage (above applicable deductible limits) cover its exposure for asbestos liabilities generally.

Other Contingencies: We derive a substantial portion of our revenues in our Electric Services segment from a series of agreements with LIPA pursuant to which we manage LIPA's transmission and distribution system and supply the majority of LIPA's customers' electricity needs. KeySpan and LIPA have entered into agreements to extend, amend, and restate these contractual arrangements. See Note 11 "2006 LIPA Settlement" for a further discussion these agreements.

LIPA completed its strategic review initiative that it had undertaken in connection with among other reasons, its option under the Generation Purchase Rights Agreement As part of its review, LIPA engaged a team of advisors and consultants, held public hearings and explored its strategic options, including continuing its existing operations, municipalizing, privatizing, selling some, but not all of its assets, becoming a regulator of rates and services, or merging with one or more utilities. Upon completion of its strategic review, LIPA determined that it would continue its existing operations, as part of its settlement with KeySpan and the renegotiated 2006 LIPA Agreements noted above. The 2006 LIPA Agreements are subject to governmental approvals, and if such governmental approvals are not received then LIPA may revisit its strategic review alternatives.

Environmental Matters

Air: Our generating facilities are located within a Clean Air Act ("CAA") ozone non-attainment and PM 2.5 (fine particulate matter) non-attainment area, and are subject to Phase I, II and III NOx reduction requirements established under the Ozone Transport Commission memorandum of understanding and forthcoming requirements under the Clean Air Interstate Rule ("CAIR") designed to address both ozone and particulate matter. Our previous investments in low NOx boiler combustion modifications, the use of natural gas firing systems at our steam electric generating stations, and the compliance flexibility available under these cap and trade programs, have enabled KeySpan to achieve the emission reductions required. KeySpan is developing its compliance strategy in response to the implementation of the CAIR rule, which is expected in 2009. Since detailed requirements under the CAIR rule have not yet been fully articulated, it is not possible to definitively estimate capital expenditures that may be required to meet these regulatory mandates. Although, it is anticipated that NOx control equipment may be required at one or more of the KeySpan's Long Island facilities at a cost between $25 to $35 million, such amounts are recoverable from LIPA pursuant to the 1998 PSA or if applicable, the 2006 PSA.

Water: Additional capital expenditures associated with the renewal of the surface water discharge permits for our power plants will likely be required by the Department of Environmental Conservation ("DEC"). We are currently conducting studies as directed by the DEC to determine the impacts of our discharges on aquatic resources and are engaged in discussions with the DEC regarding the nature of capital upgrades or other mitigation measures necessary to satisfy these evolving regulatory requirements. It is not possible at this time to predict the extent of such capital investments but these upgrades are expected to cost up to $60 million, however, such amounts are recoverable from LIPA pursuant to the 1998 PSA or if applicable, the 2006 PSA. The Ravenswood Generating Station may also require upgrades at a cost of up to $15 million. The actual expenditures will depend upon the outcome of the ongoing studies and the subsequent determination by the DEC of how to apply the standards set forth in recently promulgated federal regulations under Section 316 of the Clean Water Act designed to mitigate such impacts.

Land, Manufactured Gas Plants and Related Facilities During 2005, KeySpan undertook an extensive review of all its current and former properties that are or may be subject to environmental cleanup activities. As a result of this study, we adjusted reserve balances for estimated manufactured gas plant ("MGP") related environmental cleanup activities. Through various rate orders issued by the NYPSC, MADTE and NHPUC, costs related to MGP environmental cleanup activities are recovered in rates charged to gas distribution customers and, as a result, adjustments to these reserve balances do not impact earnings.

New York Sites: Within the State of New York we have identified 43 historical MGP sites and related facilities, which were owned or operated by KeySpan subsidiaries or such companies' predecessors. These former sites, some of which are no longer owned by us, have been identified to the NYPSC and the DEC for inclusion on appropriate site inventories. Administrative Orders on Consent ("ACO") or Voluntary Cleanup Agreements ("VCA") have been executed with the DEC to address the investigation and remediation activities associated with certain sites and one waterway. In March 2005, KeySpan withdrew its previously filed applications under the DEC's Brownfield Cleanup Program ("BCP") because of the uncertainty associated with contribution suits which we may need to bring against other parties who impacted these sites for their share of remedial cost. As a result of the December 2004 Cooper Industries v. Aviall Services, Inc. decision by the United States Supreme Court and the emerging case law in New York, KeySpan continues to evaluate how to proceed with respect to participation in the BCP or alternative DEC remediation programs.

We have identified 28 of these sites as being associated with the historical operations of KEDNY. One site has been fully remediated. Subject to the issues described in the preceding paragraph, the remaining 27 sites will be investigated and, if necessary, remediated under the terms and conditions of ACOs, VCAs or Brownfield Cleanup Agreements ("BCA"). Expenditures incurred to date by us with respect to KEDNY MGP-related activities total $60.9 million.

The remaining 15 sites have been identified as being associated with the historical operations of KEDLI. Expenditures incurred to date by us with respect to KEDLI MGP-related activities total $51.8 million. One site has been fully investigated and requires no further action. The remaining sites will be investigated and, if necessary, remediated under the conditions of ACOs, VCAs or BCAs.

We presently estimate the remaining cost of our KEDNY and KEDLI MGP-related environmental remediation activities will be $355.3 million, which amount has been accrued by us as a reasonable estimate of probable cost for known sites, however remediation costs for each site may be materially higher than noted, depending upon changing technologies and regulatory standards, selected end use for each site, and actual environmental conditions encountered. Expenditures incurred to date by us with respect to these MGP-related activities total $112.7 million.

With respect to remediation costs, the KEDNY rate plan provides, among other things, that if the total cost of investigation and remediation varies from that which is specifically estimated for a site under investigation and/or remediation, then KEDNY will retain or absorb up to 10% of the variation. The KEDLI rate plan also provides for the recovery of investigation and remediation costs but with no consideration of the difference between estimated and actual costs. At December 31, 2005, we have reflected a regulatory asset of $388.0 million for our KEDNY/KEDLI MGP sites. In October 2003, KEDNY and KEDLI filed a joint petition with the NYPSC seeking rate treatment for additional environmental costs that may be incurred in the future. That petition is still pending.

We are also responsible for environmental obligations associated with the Ravenswood Facility, purchased from Consolidated Edison in 1999, including remediation activities associated with its historical operations and those of the MGP facilities that formerly operated at the site. We are not responsible for liabilities arising from disposal of waste at off-site locations prior to the acquisition closing and any monetary fines arising from Consolidated Edison's pre-closing conduct. We presently estimate the remaining environmental clean up activities for this site will be $1.7 million, which amount has been accrued by us. Expenditures incurred to date total $3.3 million.

New England Sites: Within the Commonwealth of Massachusetts and the State of New Hampshire, we are aware of 74 former MGP sites and related facilities within the existing or former service territories of KEDNE.

Boston Gas Company, Colonial Gas Company and Essex Gas Company may have or share responsibility under applicable environmental laws for the remediation of 64 of these sites. A subsidiary of National Grid USA ("National Grid"), formerly New England Electric System, has assumed responsibility for remediating 11 of these sites, subject to a limited contribution from Boston Gas Company, and has provided full indemnification to Boston Gas Company with respect to eight other sites. In addition, Boston Gas Company, Colonial Gas Company, and Essex Gas Company have assumed responsibility for remediating three sites each. At this time, it is uncertain as to whether Boston Gas Company, Colonial Gas Company or Essex Gas Company have or share responsibility for remediating any of the other sites. No notice of responsibility has been issued to us for any of these sites from any governmental environmental authority.

We presently estimate the remaining cost of these Massachusetts KEDNE MGP-related environmental cleanup activities will be $15.5 million, which amount has been accrued by us as a reasonable estimate of probable cost for known sites, however remediation costs for each site may be materially higher than noted, depending upon changing technologies and regulatory standards, selected end use for each site, and actual environmental conditions encountered. Expenditures incurred since November 8, 2000, the date KeySpan acquired Eastern Enterprises, with respect to these MGP-related activities total $27.9 million.

In 2004, Boston Gas Company reached settlements with certain insurance carriers for recovery of a portion of previously incurred environmental expenditures. Under a previously issued MADTE rate order, insurance and third-party recoveries, after deducting legal fees, are shared between Boston Gas and its firm gas customers. As a result of these settlements, in 2004 Boston Gas Company recorded a $5.0 million benefit to operations and maintenance expense.

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

We presently estimate the remaining cost of EnergyNorth MGP-related environmental cleanup activities will be $31.5 million, which amount has been accrued by us as a reasonable estimate of probable cost for known sites, however remediation costs for each site may be materially higher than noted, depending upon changing technologies and regulatory standards, selected end use for each site, and actual environmental conditions encountered. Expenditures incurred since November 8, 2000, with respect to these MGP-related activities total $17.0 million.

By rate orders, the MADTE and the NHPUC provide for the recovery of site investigation and remediation costs and, accordingly, at December 31, 2005, we have reflected a regulatory asset of $66.7 million for the KEDNE MGP sites. As previously mentioned, Colonial Gas Company and Essex Gas Company are not subject to the provisions of SFAS 71 and therefore have recorded no regulatory asset. However, rate orders currently in effect for these subsidiaries provide for the recovery of investigation and remediation costs.

KeySpan  New  England  LLC  Sites:  We are  aware  of  three  non-utility  sites associated with KeySpan New England, LLC, a successor company to Eastern Enterprises, for which we may have or share environmental remediation or ongoing maintenance responsibility. These three sites, located in Philadelphia, Pennsylvania, New Haven, Connecticut and Everett, Massachusetts, were associated with historical operations involving the production of coke and related industrial processes. Honeywell International, Inc. and Beazer East, Inc. (both former owners and/or operators of certain facilities at Everett ("the Everett Facility") together with KeySpan, entered into an ACO with the Massachusetts Department of Environmental Protection for the investigation and development of a remedial response plan for a portion of that site. KeySpan, Honeywell and Beazer East entered into a cost-sharing agreement under which each company agreed to pay one-third of the costs of compliance with the consent order, while preserving any claims against the other companies for, among other things, reallocation of proportionate liability. In 2002, Beazer East commenced an action in the U.S. District Court for the Southern District of New York, which sought a judicial determination on the allocation of liability for the Everett Facility. A confidential settlement agreement has been executed on favorable terms to KeySpan and the Beazer lawsuit has been discontinued.

In 2004, KeySpan reached a settlement with insurance carriers regarding cost recovery for expenses at one of the above noted sites and recorded an $11.6 million reduction to operating expenses. We presently estimate the remaining cost of our environmental cleanup activities for the three non-utility sites will be approximately $19.7 million, which amount has been accrued by us as a reasonable estimate of probable costs for known sites, however remediation costs for each site may be materially higher than noted, depending upon changing technologies and regulatory standards, selected end use for each site, and actual environmental conditions encountered. Expenditures incurred since November 8, 2000, with respect to these sites total $13.1 million.

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

In March 1999, Boston Gas Company and a subsidiary of National Grid filed a complaint for the recovery of remediation costs in the Massachusetts Superior Court against various insurance companies that issued comprehensive general liability policies to National Grid and its predecessors with respect to, among other things, the 11 sites for which Boston Gas Company has agreed to make a limited contribution. And in October 2002, Boston Gas Company filed a complaint in the United States District Court - Massachusetts District against one of the insurance companies that issued comprehensive general liability policies to Boston Gas Company for its remaining sites. On November 14, 2005, the trial commenced on the declaratory judgment action of Boston Gas against Century Indemnity for insurance coverage for the costs incurred in the investigation and remediation at the former Boston Gas Everett MGP site and on December 6, 2005, the jury returned a verdict in favor of KeySpan. KeySpan anticipates that Century Indemnity will appeal this verdict. The outcome of these proceedings cannot yet be determined.

EnergyNorth has filed a number of lawsuits in both the New Hampshire Superior Court and the United States District Court for the District of New Hampshire for recovery of its remediation costs against the various insurance companies that issued comprehensive general liability and excess liability insurance policies to EnergyNorth and its predecessors. On October 5, 2004, EnergyNorth's case against the London Market Insurers for the costs incurred investigating and remediating the former MGP site in Laconia went to trial and on October 25, 2004, the jury returned a verdict in favor of EnergyNorth, finding that EnergyNorth was entitled to recover against London Market Insurers. The precise amount of the recovery will depend on the allocation calculations which the court has yet to apply to this case. We anticipate that London Market Insurers will appeal this verdict. On February 15, 2005, the trial of EnergyNorth's coverage action for the Dover MGP site began against the only remaining defendant, Century Indemnity (all other carriers settled prior to trial) and at the conclusion of the trial the federal judge directed a verdict in EnergyNorth's favor on all issues. Century filed an appeal with the First Circuit Court of Appeals and oral argument on Century's appeal was on January 13, 2006. A jury trial in the Nashua MGP action commenced against the London Market Insurers and Century Indemnity on November 1, 2005 and on November 14, 2005, the jury returned a verdict in favor of KeySpan finding that London and Century was obligated to indemnify EnergyNorth of response costs incurred at the site. We anticipate that the carriers will appeal this verdict. The outcome of these proceedings cannot yet be determined.

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

Derivative financial instruments are employed by our gas distribution operations to reduce the cash flow variability associated with the purchase price for a portion of future natural gas purchases for our regulated firm gas sales customers. The accounting for these derivative instruments is subject to SFAS
71. See the caption below "Firm Gas Sales Derivative Instruments - Regulated Utilities" for a further discussion of these derivatives. During 2005 our gas distribution operations employed certain derivative instruments associated with large-volume customers that were not subject to SFAS 71. Those derivative financial instruments settled by year-end.

Seneca-Upshur utilizes OTC natural gas swaps to hedge the cash flow variability associated with forecasted sales of a portion of its natural gas production. At December 31, 2005, Seneca-Upshur has hedge positions in place for approximately 85% of its estimated 2005 through 2008 gas production, net of gathering costs. We use market quoted forward prices to value these swap positions. The maximum length of time over which Seneca-Upshur has hedged such cash flow variability is through December 2008. The fair value of these derivative instruments at December 31, 2005 was a liability of $21.8 million. The estimated amount of losses associated with such derivative instruments that are reported in other comprehensive income and that are expected to be reclassified into earnings over the next twelve months is $9.2 million, or approximately $6.0 million after-tax. Ineffectiveness associated with these outstanding derivative financial instruments was immaterial at December 31, 2005.

The Ravenswood Generating Station uses derivative financial instruments to hedge the cash flow variability associated with the purchase of natural gas or fuel oil that will be consumed during the generation of electricity. The Ravenswood Generating Station also hedges the cash flow variability associated with a portion of electric energy sales.

With respect to price exposure associated with fuel purchases for the Ravenswood Generating Station, KeySpan employed the use of financially-settled oil swap contracts to hedge the cash flow variability for a portion of forecasted purchases of fuel oil that was consumed by the Ravenswood Generating Station. We use market quoted forward prices to value oil swap contracts. The maximum length of time over which we have hedged cash flow variability associated with forecasted purchases of fuel oil is through June 2006. The fair value of these derivative instruments at December 31, 2005 was $0.3 million, which is reported in other comprehensive income and is expected to be reclassified into earnings within the next twelve months. Ineffectiveness associated with these outstanding derivative financial instruments was immaterial at December 31, 2005.

We have also engaged in the use of cash-settled swap instruments to hedge the cash flow variability associated with a portion of forecasted electric energy sales from the Ravenswood Generating Station. Our hedging strategy is to hedge at least 50% of forecasted on-peak summer season electric energy sales and a portion of forecasted electric energy sales for the remainder of the year. The maximum length of time over which we have hedged cash flow variability is through August 2006. To accomplish our stated hedging strategy, KeySpan employs financially-settled electric-power swap contracts with offsetting financially-settled oil swap contracts and OTC natural gas swaps. We use market quoted forward prices to value the electric-power swap contracts. The fair value of these derivative instruments at December 31, 2005 was $9.5 million all of which is expected to be reclassified into earnings within the next twelve months. We use market quoted forward prices to value the oil swap contracts. The fair value of these derivative instruments at December 31, 2005 was a liability of $6.6 million all of which is expected to be reclassified into earnings within the next twelve months. We use market quoted forward prices to value the gas swap contracts. The fair value of these derivative instruments at December 31, 2005 was $0.5 million all of which is expected to be reclassified into earnings within the next twelve months. The after-tax benefit of these derivative instruments is anticipated to be $2.2 million. Ineffectiveness associated with these outstanding derivative financial instruments was immaterial at December 31, 2005.

The above noted derivative financial instruments are cash flow hedges that qualify for hedge accounting under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," collectively SFAS 133, and are not considered held for trading purposes as defined by current accounting literature. Accordingly, we carry the fair value of our derivative instruments on the Consolidated Balance Sheet as either a current or deferred asset or liability, as appropriate, and defer the effective portion of unrealized gains or losses in accumulated other comprehensive income. Gains and losses are reclassified from accumulated other comprehensive income to the Consolidated Statement of Income in the period the hedged transaction affects earnings. Gains and losses are reflected as a component of either revenue or fuel and purchased power depending on the hedged transaction. Hedge ineffectiveness, which was negligible for the year ended December 31, 2005, results from changes during the period in the price differentials between the index price of the derivative contract and the price of the purchase or sale for the cash flow that is being hedged, and is recorded directly to earnings.

Firm Gas Sales Derivative Instruments - Regulated Utilities: We use derivative financial instruments to reduce the cash flow variability associated with the purchase price for a portion of future natural gas purchases associated with our Gas Distribution operations. Our strategy is to minimize fluctuations in firm gas sales prices to our regulated firm gas sales customers in our New York and New England service territories. The accounting for these derivative instruments is subject to SFAS 71. Therefore, changes in the fair value of these derivatives have been recorded as a regulatory asset or regulatory liability on the Consolidated Balance Sheet. Gains or losses on the settlement of these contracts are initially deferred and then refunded to or collected from our firm gas sales customers consistent with regulatory requirements. At December 31, 2005, these derivatives had a fair value of $ 157.6 million and are reflected as a current asset of $131.6 million and a deferred asset of $26.0 million, with offsetting positions in regulatory liabilities and deferred credits of $146.5 million and $11.1 million, respectively on the Consolidated Balance Sheet.

Physically-Settled Commodity Derivative Instruments: SFAS 133 establishes criteria that must be satisfied in order for option contracts, forward contracts with optionality features, or contracts that combine a forward contract and a purchase option contract to be exempted as normal purchases and sales. Certain contracts for the physical purchase of natural gas associated with our regulated gas utilities are not exempt as normal purchases from the requirements of SFAS

133. Since these contracts are for the purchase of natural gas sold to regulated firm gas sales customers, the accounting for these contracts is subject to SFAS
71. Therefore, changes in the market value of these contracts have been recorded as a regulatory asset or regulatory liability on the Consolidated Balance Sheet. At December 31, 2005, these derivatives had a fair value of $18.4 million and are reflected as a deferred asset of $49.2 million and a regulatory asset of $30.9 million with offsetting positions in regulatory liabilities, current liabilities and deferred credits of $28.9 million, $30.6 million and $20.6 million, respectively on the Consolidated Balance Sheet.

The table below summarizes the fair value of the above outstanding derivative instruments at December 31, 2005 and December 31, 2004, and the related line item on the Consolidated Balance Sheet. Fair value is the amount at which derivative instruments could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale.

-----------------------------------------------------------------------------
(In Millions of Dollars)              December 31, 2005    December 31, 2004
-----------------------------------------------------------------------------
Gas Contracts:
  Other current assets                           $ 132.1                 $ -
  Other deferred charges                            75.2                21.7
  Regulatory asset                                  30.9                20.1
  Other current liability                          (39.8)                  -
  Other deferred liabilities                       (44.3)              (43.9)
  Regulatory liability                            (175.4)               (7.4)

Oil Contracts:
  Other current assets                               0.5                 0.3
  Other deferred charges                               -                 7.5
  Other current liability                           (6.8)                  -

Electric Contracts:
  Other current assets                              10.2                 0.3
  Other current liability                           (0.7)
-----------------------------------------------------------------------------
                                                 $ (18.1)             $ (1.4)
-----------------------------------------------------------------------------

Financially-Settled Commodity Derivative Instruments that Do Not Qualify for Hedge Accounting: KeySpan subsidiaries also have employed a limited number of financial derivatives that do not qualify for hedge accounting treatment under SFAS 133. During 2004, we purchased a series of call options on the spread between the price of heating oil and the price of natural gas to further complement our hedging strategy regarding sales to certain large-volume customers. As stated, these positions settled prior to year end. In addition, the Ravenswood Generating Station sold a three year option for 30-day peaking gas service. The 30-day peaking gas service is for the following three winter seasons: October 2004 - March 2005, October 2005 - March 2006 and October 2006 - March 2007. For each of these winter seasons, the counterparty can call on the Ravenswood Generating Station to supply no more than 30,000 Mdth of a gas a day for no more than 30 days. We recorded a $0.8 million gain in other income and deductions on the Consolidated Statement of Income to reflect the change in the market value associated with this derivative instrument for the twelve months ended December 31, 2005.

Interest Rate Derivative Instruments: In January 2005, KeySpan redeemed $500 million of outstanding debt - 6.15% Notes due 2006, and accelerated the amortization of approximately $11.2 million of previously unamortized benefits associated with an interest rate swap on these notes that was previously settled. The accelerated amortization was recorded as a reduction to interest expense. (See Note 6 "Long-term Debt and Commercial Paper" for additional details regarding the debt redemption.) There were no interest rate derivative instruments outstanding at December 31, 2005.

Weather Derivatives: The utility tariffs associated with KEDNE's operations do not contain weather normalization adjustments. As a result, fluctuations from normal weather may have a significant positive or negative effect on the results of these operations.

In 2005, we entered into heating-degree day put options to mitigate the effect of fluctuations from normal weather on KEDNE's financial position and cash flows for the 2005/2006 winter heating season - November 2005 through March 2006. These put options will pay KeySpan up to $40,000 per heating degree day when the actual temperature is below 4,169 heating degree days, or approximately 5% warmer than normal, based on the most recent 20-year average for normal weather. The maximum amount KeySpan will receive on these purchased put options is $16 million. The net premium cost for these options is $1.2 million and will be amortized over the heating season. Since weather was near normal during the fourth quarter of 2005, there was no earnings impact associated with these derivative instruments other than the premium cost for purchasing the options. We account for these derivatives pursuant to the requirements of EITF 99-2, "Accounting for Weather Derivatives." In this regard, such instruments are accounted for using the "intrinsic value method" as set forth in such guidance.

In 2004, we entered into heating-degree day put options to mitigate the effect of fluctuations from normal weather on KEDNE's financial position and cash flows for the 2004/2005 winter heating season - November 2004 through March 2005. These put options would have paid KeySpan up to $40,000 per heating degree day when the actual temperature was below 4,130 heating degree days, or approximately 5% warmer than normal, based on the most recent 20-year average for normal weather. The maximum amount KeySpan would have received on these purchased put options was $16 million. The net premium cost for these options was $1.6 million and was amortized over the heating season. Since weather was colder than normal during the first quarter of 2005, there was no earnings impact associated with these derivative instruments other than the premium cost for purchasing the options.

Credit and Collateral: Derivative contracts are primarily used to manage exposure to market risk arising from changes in commodity prices and interest rates. In the event of non-performance by a counterparty to a derivative contract, the desired impact may not be achieved. The risk of counterparty non-performance is generally considered a credit risk and is actively managed by assessing each counterparty credit profile and negotiating appropriate levels of collateral and credit support. In instances where the counterparties' credit quality has declined, or credit exposure exceeds certain levels, we may limit our credit exposure by restricting new transactions with counterparties, requiring additional collateral or credit support and negotiating the early termination of certain agreements. At December 31, 2005, KeySpan has received $13.2 million from its counterparties as collateral associated with outstanding derivative contracts. This amount has been recorded as restricted cash, with an offsetting position in current liabilities on the Consolidated Balance Sheet. Further, KeySpan has paid $8.9 million in margin calls to its counterparties. This amount has been recorded as an accounts receivable on the December 31, 2005 Consolidated Balance Sheet.

We believe that our credit risk related to the above mentioned derivative financial instruments is no greater than the risk associated with the primary contracts which they hedge and that the elimination of a portion of the price risk reduces volatility in our reported results of operations, financial position and cash flows and lowers overall business risk.

Long-term Debt: The following tables depict the fair values and carrying values of KeySpan's long-term debt at December 31, 2005 and 2004.

Fair Values of Long-Term Debt
------------------------------------------------------------------------------
                                                           December 31,
(In Millions of Dollars)                              2005              2004
------------------------------------------------------------------------------
First Mortgage Bonds                              $   114.1         $   115.8
Notes                                               2,692.1           2,571.8
Gas Facilities Revenue Bonds                          651.3             666.9
Authority Financing Notes                              66.0              66.0
Promissory Notes                                      156.6             159.8
MEDS Equity Units                                         -             480.0
Master Lease                                          430.5             460.9
Tax Exempt Bonds                                      130.8             135.0
------------------------------------------------------------------------------
                                                  $ 4,241.4         $ 4,656.2
------------------------------------------------------------------------------

Carrying Values of Long-Term Debt

------------------------------------------------------------------------------
                                                           December 31,
------------------------------------------------------------------------------
(In Millions of Dollars)                              2005             2004
------------------------------------------------------------------------------
First Mortgage Bonds                              $    95.0         $    95.0
Notes                                               2,437.2           2,485.0
Gas Facilities Revenue Bonds                          640.5             640.5
Authority Financing Notes                              66.0              66.0
Promissory Notes                                      155.4             155.4
MEDS Equity Units                                         -             460.0
Master Lease                                          412.3             412.3
Tax Exempt Bonds                                      128.3             128.3
------------------------------------------------------------------------------
                                                  $ 3,934.7         $ 4,442.5
------------------------------------------------------------------------------

Our subsidiary debt was carried at an amount approximating fair value because interest rates are based on current market rates. All other financial instruments included in the Consolidated Balance Sheet such as cash, commercial paper, accounts receivable and accounts payable, are also stated at amounts that approximate fair value.

Note 9.  Gas Exploration and Production Property - Depletion

As described in Note 2 "Business Segments," during much of 2004 KeySpan's investment in gas exploration and production activities consisted of its ownership interest in Houston Exploration, as well as KeySpan's wholly-owned subsidiary KeySpan Exploration and Production, which is still engaged in a joint drilling program with Houston Exploration. Further, KeySpan's investment in these activities also includes its wholly-owned subsidiary Seneca-Upshur. These assets are accounted for under the full cost method of accounting. Under the full cost method, costs of acquisition, exploration and development of natural gas and oil reserves plus asset retirement obligations are capitalized into a "full cost pool" as incurred. Unproved properties and related costs are excluded from the depletion and amortization base until a determination as to the existence of proved reserves. Properties are depleted and charged to operations using the unit of production method.

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

As a result of the June 2004 stock transaction discussed in Note 2 "Business Segments", KeySpan accounted for its investment in Houston Exploration on the equity method from June 2004 through November 19, 2004. Therefore, we were required to calculate a ceiling test on KeySpan Exploration and Production's and Seneca-Uphsur's assets independently of Houston Exploration's assets in the second quarter of 2004. Based on a report furnished by an independent reservoir engineer at that time, it was determined that the remaining proved undeveloped oil reserves held in the joint venture required a substantial investment in order to develop. Therefore, KeySpan and Houston Exploration elected not to develop these oil reserves. As a result, in the second quarter of 2004, KeySpan recorded a $48.2 million non-cash impairment charge to write down its wholly-owned gas exploration and production subsidiaries' assets. This charge was recorded in depreciation, depletion and amortization on the Consolidated Statement of Income.

Note 10.    Energy Services - Discontinued Operations

In 2004, the Energy Services segment experienced significantly lower operating profits and cash flows than originally projected. At a meeting held on November 2, 2004, KeySpan's Board of Directors authorized management to begin the process of disposing of a significant portion of its ownership interests in certain companies within the Energy Services segment - specifically those companies engaged in mechanical contracting activities. In January and February of 2005, KeySpan sold its mechanical contracting investments. The operating results and financial position of these companies, are reflected as discontinued operations on the Consolidated Statement of Income, Consolidated Balance Sheet and Consolidated Statement of Cash Flows.

In regard to the January 2005 transactions, KeySpan received proceeds of approximately $16 million, including approximately $5 million to be paid within a three year period. In addition, KeySpan retained its previously incurred indemnity support obligations related to certain surety, performance and payment bonds issued for the benefit of KeySpan's former subsidiaries prior to closing. In June 2005, the balance to be paid over the three year period was fully collected on a present value basis and a significant portion of the performance bonds were replaced without any remaining indemnification obligation on the part of KeySpan. The current estimated cost to complete projects supported by such indemnity obligations is approximately $0.2 million. The buyers have agreed to complete the projects for which such indemnity obligations were incurred and to indemnify and hold KeySpan harmless with respect to its liabilities in connection with such bonds.

In connection with the February 2005 transaction, KeySpan paid or contributed approximately $26 million to its former subsidiary prior to closing the sale transaction in exchange for, among other things, the disposition of outstanding shares in the former subsidiary and the settlement of intercompany advances and replacement of a performance and payment bond issued for the benefit of its former subsidiary with respect to a pending project, which bond had been supported by a $150 million indemnity obligation of KeySpan. In addition, KeySpan received from its former subsidiary an indemnity bond issued by a third party insurance company, the purpose of which is to reimburse KeySpan in an amount up to $80 million in the event it is required to perform under all other indemnity obligations previously incurred by KeySpan to support the remaining bonded projects of its former subsidiary as of the closing. As of December 31, 2005, the total cost to complete such remaining bonded projects is estimated to be approximately $40 million. The aforementioned guarantees are reflected in
Note 7 "Contractual Obligations, Financial Guarantees and Contingencies". KeySpan's former subsidiary has also agreed to complete the projects for which such indemnity obligations were incurred and to indemnify and hold KeySpan harmless with respect to its liabilities in connection with such bonds.

In anticipation of these sales and in connection with the preparation of the third quarter and fourth quarter 2004 financial statements, KeySpan conducted an evaluation of the carrying value of these investments, including recorded goodwill. Further, we evaluated the carrying value of goodwill for the entire Energy Services segment. As noted, KeySpan records goodwill on purchased transactions, representing the excess of acquisition cost over the fair value of net assets acquired.

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

In addition, an impairment charge of $100.3 million ($72.1 million after-tax or $0.45 per share) was also recorded in 2004 to reduce the carrying value of the remaining assets of the mechanical contracting companies. This charge is reflected in discontinued operations on the Consolidated Statement of Income to reflect the estimated loss on disposal.

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

-----------------------------------------------------------------------
                                                           December 31,
(In Millions of Dollars)                                       2004
-----------------------------------------------------------------------

Property                                                      $   8.7
Current assets                                                $  42.9

Current liabilities                                           $  64.2
-----------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
                                                             For the Year Ended December 31,
(In Millions of Dollars)                              2005              2004                 2003
----------------------------------------------------------------------------------------------------
Revenues                                             $ 33.8           $  338.7              $ 379.6
Less:
    Operating expenses                                 40.2              364.9                385.5
    Goodwill impairment                                   -              108.3                    -
----------------------------------------------------------------------------------------------------
                                                       (6.4)            (134.5)                (5.9)
Income taxes (benefit)                                 (2.3)             (55.5)                (4.0)
----------------------------------------------------------------------------------------------------
Operating income (loss)                                (4.1)             (79.0)                (1.9)
Gain (Loss) on disposal, net of tax                     2.3              (72.0)                   -
----------------------------------------------------------------------------------------------------
Net (Loss)                                           $ (1.8)          $ (151.0)             $  (1.9)
----------------------------------------------------------------------------------------------------

Note 11.    2006 LIPA Settlement

LIPA is a corporate municipal instrumentality and a political subdivision of the State of New York. On May 28, 1998, certain of LILCO's business units were merged with KeySpan and LILCO's common stock and remaining assets were acquired by LIPA. At the time of this transaction, KeySpan and LIPA entered into three major long-term service agreements that (i) provide to LIPA all operation, maintenance and construction services and significant administrative services relating to the Long Island electric transmission and distribution ("T&D") system pursuant to a Management Services Agreement (the "1998 MSA"); (ii) supply LIPA with electric generating capacity, energy conversion and ancillary services from our Long Island generating units pursuant to a Power Supply Agreement (the "1998 PSA") and other long-term agreements through which we provide LIPA with approximately one half of its customers' energy needs; and (iii) manage all aspects of the fuel supply for our Long Island generating facilities, as well as all aspects of the capacity and energy owned by or under contract to LIPA pursuant to an Energy Management Agreement (the "1998 EMA"). We also purchase energy, capacity and ancillary services in the open market on LIPA's behalf under the 1998 EMA. The 1998 MSA, 1998 PSA and 1998 EMA all became effective on May 28, 1998 and are collectively referred to as the 1998 LIPA Agreements.

On February 1, 2006, KeySpan and LIPA entered into (i) an amended and restated Management Services Agreement (the "2006 MSA"), pursuant to which KeySpan will continue to operate and maintain the electric T&D System owned by LIPA on Long Island; (ii) a new Option and Purchase and Sale Agreement (the "2006 Option Agreement"), to replace the Generation Purchase Rights Agreement (as amended, the "GPRA"), pursuant to which LIPA had the option, through December 15, 2005, to effectively acquire substantially all of the electric generating facilities owned by KeySpan on Long Island; and (iii) a Settlement Agreement (the "2006 Settlement Agreement") resolving outstanding issues between the parties regarding the 1998 LIPA Agreements. The 2006 MSA, the 2006 Option Agreement and the 2006 Settlement Agreement are collectively referred to herein as the "2006 LIPA Agreements". Each of the 2006 LIPA Agreements will become effective as of January 1, 2006 upon all of the 2006 LIPA Agreements receiving the required governmental approvals; otherwise none of the 2006 LIPA Agreements will become effective.

2006 Settlement Agreement

Pursuant to the terms of the 2006 Settlement Agreement, KeySpan and LIPA agreed to resolve issues that have existed between the parties relating to the various 1998 LIPA Agreements. In addition to the resolution of these matters, KeySpan's entitlement to utilize LILCO's available tax credits and other tax attributes will increase from approximately $50 million to approximately $200 million. These credits and attributes may be used to satisfy KeySpan's previously incurred indemnity obligation to LIPA for any federal income tax liability that may result from the settlement of a pending Internal revenue Service ("IRS") audit for LILCO's tax year ended March 31, 1999. In recognition of these items, as well as for the modification and extension of the 1998 MSA and the elimination of the GPRA, upon effectiveness of the Settlement Agreement KeySpan will record a contractual asset in the amount of approximately $160 million, of which approximately $110 million will be attributed to the right to utilize such additional tax credits and attributes and approximately $50 million will be amortized over the eight year term of the 2006 MSA. In order to compensate LIPA for the foregoing, KeySpan will pay LIPA $69 million in cash and will settle certain accounts receivable in the amount of approximately $90 million due from LIPA.

Generation Purchase Rights Agreement and 2006 Option Agreement.

Under an amended GPRA, LIPA had the right to acquire certain of KeySpan's Long Island-based generating assets formerly owned by LILCO, at fair market value at the time of the exercise of such right. LIPA was initially required to make a determination by May 2005, but KeySpan and LIPA agreed to extend the date by which LIPA was to make this determination to December 15, 2005. As part of the 2006 settlement between KeySpan and LIPA, the parties entered into the 2006 Option Agreement whereby LIPA has the option during the period January 1, 2006 to December 31, 2006 to purchase only KeySpan's Far Rockaway and/or E.F. Barrett Generating Stations (and certain related assets) at a price equal to the net book value of each facility. The 2006 Option Agreement replaces the GPRA, the expiration of which has been stayed pending effectiveness of the 2006 LIPA Agreements. In the event such agreements do not become effective by reason of failure to secure the requisite governmental approvals, the GPRA will be reinstated for a period of 90 days. If LIPA were to exercise the option and purchase one or both of the generation facilities (i) LIPA and KeySpan will enter into an operation and maintenance agreement, pursuant to which KeySpan will continue to operate these facilities for a fixed management fee plus reimbursement for certain costs; and (ii) the 1998 PSA and 1998 EMA will be amended to reflect that the purchased generating facilities would no longer be covered by those agreements. It is anticipated that the fees received pursuant to the operation and maintenance agreement will offset the reduction in the operation and maintenance expense recovery component of the 1998 PSA and the reduction in fees under the 1998 EMA.

Management Services Agreements

In place of the previous compensation structure (whereby KeySpan was reimbursed for budgeted costs, and earned a management fee and certain performance and cost-based incentives), KeySpan's compensation for managing the T&D System under the 2006 MSA consists of two components: a minimum compensation component of $224 million per year and a variable component based on electric sales. The $224 million component will remain unchanged for three years and then increase annually by 1.7%, plus inflation. The variable component, which will comprise no more than 20% of KeySpan's compensation, is based on electric sales on Long Island exceeding a base amount of 16,558 gigawatt hours, increasing by 1.7% in each year. Above that level, KeySpan will receive approximately 1.34 cents per kilowatt hour for the first contract year, 1.29 cents per kilowatt hour in the second contract year (plus an annual inflation adjustment), 1.24 cents per kilowatt hour in the third contract year (plus an annual inflation adjustment), with the per kilowatt hour rate thereafter adjusted annually by inflation. Subject to certain limitations, KeySpan will be able to retain all operational efficiencies realized during the term of the 2006 MSA.

LIPA will continue to reimburse KeySpan for certain expenditures incurred in connection with the operation and maintenance of the T&D System, and other payments made on behalf of LIPA, including: real property and other T&D System taxes, return postage, capital construction expenditures and storm costs.

Note 12.    Subsequent Events

On February 25, 2006, Keyspan entered into an Agreement and Plan of Merger (the "Merger Agreement"), with National Grid PLC, a public limited company incorporated under the laws of England and Wales ("Parent") and National Grid USA, Inc, a New York Corporation ("Merger Sub"), pursuant to which Merger Sub will merge with and into KeySpan (the "Merger"), with KeySpan continuing as the surviving Company. Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock, par value $.01 per share of KeySpan (the "Shares"), other than shares owned by KeySpan, shall be canceled and shall be converted into the right to receive $42.00 in cash, without interest.

Consummation of the Merger is subject to various closing conditions, including but not limited to the satisfaction or waiver of conditions regarding the receipt of requisite regulatory approvals and the adoption of the Merger Agreement by the stockholders of KeySpan and the Parent. Assuming receipt or waiver of the foregoing, it is currently anticipated that the Merger will be consummated in early 2007. However, no assurance can be given that the Merger will occur, or, the timing of its completion.

Financial Swap Agreement for In-City Unforced Capacity

Currently, the NYISO's New York City local reliability rules require that 80% of the electric capacity needs of New York City be provided by "in-City" generators. On February 6, 2006, the NYISO Operating Committee increased the "in-City" generator requirement to 83% beginning in May 2006 through the period ending on April 2007, based in part on the statewide reserve margin of 118% set by the New York State Reliability Council. On February 16, 2006, an appeal was filed with the NYISO Management Committee requesting that the February 6th decision be rejected and that the "in-City" requirement be increased to a larger percentage of 83%. A vote on this appeal is expected to occur at the NYISO Management Committee meeting scheduled for February 28, 2006.

Our Ravenswood Generating Station is an "in-City" generator. As the electric infrastructure in New York City and the surrounding areas continues to change and evolve and the demand for electric power increases, the "in-City" generator requirement could be further modified. Construction of new transmission and generation facilities may cause significant changes to the market for sales of capacity, energy and ancillary services from our Ravenswood Generating Station. Recently 500 MW of capacity came on line and it is anticipated that another 500MW of new capacity may be available during 2006 as a result of the completion of an in-City generation project currently under construction. We can not, however, be certain as to when the new power plant will be in operation or the nature of future New York City energy, capacity or ancillary services market requirements or design.

Notwithstanding the foregoing, KeySpan continues to believe that New York City represents a strong capacity market and has entered into an International SWAP Dealers Association Master Agreement for a fixed for float unforced capacity financial swap (the "Agreement") with Morgan Stanley Capital Group Inc. ("Morgan Stanley") dated as of January 18, 2006. The Agreement has a three year term beginning May 1, 2006, (assuming a condition to effectiveness has been satisfied by such date). The notional quantity is 1,800,000kW (the "Notional Quantity") of In-City Unforced Capacity and the fixed price is $7.57/kW-month ("Fixed Price"), subject to adjustment upon the occurrence of certain events. Cash settlement will occur on a monthly basis based on the In-City Unforced Capacity price determined by the relevant New York Independent System Operator Spot Demand Curve Auction Market ("Floating Price"). For each monthly settlement period, the price difference will equal the Fixed Price minus the Floating Price. If such price difference is less than zero, Morgan Stanley will pay KeySpan an amount equal to the product of (a) the Notional Quantity and (b) the absolute value of such price difference. Conversely, if such price difference is greater than zero, KeySpan will pay Morgan Stanley an amount equal to the product of (a) the Notional Quantity and (b) the absolute value of such price difference. KeySpan believes that the average annual monthly capacity market price will settle above the Fixed Price. This derivative instrument will not qualify for hedge accounting treatment under SFAS 133 and will be subject to mark-to-market accounting treatment.

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

-----------------------------------------------------------------------------------------------------------------------------------
                               Statement of Income
-----------------------------------------------------------------------------------------------------------------------------------
                                                                          Year Ended December 31, 2005
(In Millions of Dollars)                       Guarantor        KEDLI         Other Subsidiaries     Eliminations      Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Revenues                                        $   0.6       $ 1,432.9              $ 6,229.1          $   (0.6)        $ 7,662.0
                                            ---------------------------------------------------------------------------------------
Operating Expenses
  Purchased gas                                       -           963.0                2,634.3                 -           3,597.3
  Fuel and purchased power                            -               -                  752.1                 -             752.1
  Operations and maintenance                       22.0           133.5                1,462.4                 -           1,617.9
  Intercompany expense                                -             4.8                   (4.2)             (0.6)                -
  Depreciation and amortization                       -            76.9                  319.7                 -             396.6
  Operating taxes                                   0.1            65.9                  341.0                 -             407.0
                                            ---------------------------------------------------------------------------------------
Total Operating Expenses                           22.1         1,244.1                5,505.3              (0.6)          6,770.9
                                            ---------------------------------------------------------------------------------------
Gain on sale of property                              -               -                    1.6                 -               1.6
Income from equity investments                        -               -                   15.1                 -              15.1
                                            ---------------------------------------------------------------------------------------
Operating Income (Loss)                           (21.5)          188.8                  740.5                 -             907.8
                                            ---------------------------------------------------------------------------------------

Interest charges                                 (144.5)          (61.9)                 (83.9)             21.0            (269.3)
Other income and (deductions)                     523.8             2.9                  (81.3)           (446.0)             (0.6)
                                            ---------------------------------------------------------------------------------------
Total Other Income and (Deductions)               379.3           (59.0)                (165.2)           (425.0)           (269.9)
                                            ---------------------------------------------------------------------------------------

Income Taxes (Benefit)                            (32.4)           48.2                  223.5                 -             239.3
                                            ---------------------------------------------------------------------------------------
Earnings from Continuing Operations               390.2            81.6                  351.8            (425.0)            398.6

Discontinued Operations                               -               -                   (1.8)                -              (1.8)
Culmulative Change in Accounting Principal            -            (0.2)                  (6.4)                -              (6.6)
                                            ---------------------------------------------------------------------------------------
Net Income                                      $ 390.2       $    81.4              $   343.6          $ (425.0)        $   390.2
                                            =======================================================================================

------------------------------------------------------------------------------------------------------------------------------------
                               Statement of Income
------------------------------------------------------------------------------------------------------------------------------------
                                                                       Year Ended December 31, 2004
(In Millions of Dollars)                 Guarantor           KEDLI           Other Subsidiaries       Eliminations      Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                  $   0.6         $ 1,124.4               $ 5,526.1           $   (0.6)           $ 6,650.5
                                      ----------------------------------------------------------------------------------------------
Operating Expenses
  Purchased gas                                 -             664.9                 1,999.6                  -              2,664.5
  Fuel and purchased power                      -                 -                   540.3                  -                540.3
  Operations and maintenance                  5.3             137.8                 1,423.9                  -              1,567.0
  Intercompany expense                          -               5.4                    (5.4)                 -                    -
  Depreciation and amortization                 -              79.9                   471.9                  -                551.8
  Operating taxes                               -              65.7                   338.4                  -                404.1
  Goodwill Impairment                           -                 -                    41.0                  -                 41.0
                                      ----------------------------------------------------------------------------------------------
Total Operating Expenses                      5.3             953.7                 4,809.7                  -              5,768.7
                                      ----------------------------------------------------------------------------------------------

Gain on sale of property                        -                 -                     7.0                  -                  7.0
Income from equity investments                  -                 -                    46.5                  -                 46.5
                                      ----------------------------------------------------------------------------------------------
Operating Income (Loss)                      (4.7)            170.7                   769.9               (0.6)               935.3
                                      ----------------------------------------------------------------------------------------------
Interest charges                           (204.5)            (61.5)                 (267.7)             202.4               (331.3)
Other income and (deductions)               635.4               0.8                   423.9             (723.9)               336.2
                                      ----------------------------------------------------------------------------------------------
Total Other Income and (Deductions)         430.9             (60.7)                  156.2             (521.5)                 4.9
                                      ----------------------------------------------------------------------------------------------

Income Taxes (Benefit)                      (45.5)             35.8                   335.2                  -                325.5
                                      ----------------------------------------------------------------------------------------------
Earnings from Continuing Operations         471.7              74.2                   590.9             (522.1)               614.7

Discontinued Operations                         -                 -                  (151.0)                 -               (151.0)
                                      ----------------------------------------------------------------------------------------------
Net Income                                $ 471.7         $    74.2               $   439.9           $ (522.1)           $   463.7
                                      ==============================================================================================

-----------------------------------------------------------------------------------------------------------------------------------
                               Statement of Income
-----------------------------------------------------------------------------------------------------------------------------------
                                                                        Year Ended December 31, 2003
(In Millions of Dollars)                  Guarantor            KEDLI           Other Subsidiaries      Eliminations    Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Revenues                                    $   0.5          $ 1,046.9              $ 5,488.6            $   (0.5)       $ 6,535.5
                                      ---------------------------------------------------------------------------------------------
Operating Expenses
  Purchased gas                                   -              574.0                1,921.1                   -          2,495.1
  Fuel and purchased power                        -                  -                  414.6                   -            414.6
  Operations and maintenance                   11.3              137.2                1,474.1                   -          1,622.6
  Intercompany expense                          5.3                3.6                   (3.6)               (5.3)               -
  Depreciation and amortization                   -               77.6                  494.1                   -            571.7
  Operating taxes                                 -               77.5                  340.7                   -            418.2
                                      ---------------------------------------------------------------------------------------------
Total Operating Expenses                       16.6              869.9                4,641.0                (5.3)         5,522.2
                                      ---------------------------------------------------------------------------------------------

Gain on sale of property                          -               14.0                    1.1                   -             15.1
Income from equity investments                  0.1                  -                   19.1                   -             19.2
                                      ---------------------------------------------------------------------------------------------
Operating Income (Loss)                       (16.0)             191.0                  867.8                 4.8          1,047.6
                                      ---------------------------------------------------------------------------------------------
Interest charges                             (209.5)             (63.0)                (299.4)              264.2           (307.7)
Other income and (deductions)                 621.1               (8.6)                  54.3              (699.4)           (32.6)
                                      ---------------------------------------------------------------------------------------------
Total Other Income and (Deductions)           411.6              (71.6)                (245.1)             (435.2)          (340.3)
                                      ---------------------------------------------------------------------------------------------

Income Taxes (Benefit)                        (28.7)              40.8                  269.2                   -            281.3
                                      ---------------------------------------------------------------------------------------------
Earnings from Continuing Operations           424.3               78.6                  353.5              (430.4)           426.0

Discontinued Operations                           -                  -                   (1.9)                  -             (1.9)
Cumulative Change in Accounting
Principle                                         -                  -                  (37.4)                  -            (37.4)
                                      ---------------------------------------------------------------------------------------------
Net Income                                  $ 424.3          $    78.6              $   314.2            $ (430.4)       $   386.7
                                      =============================================================================================

------------------------------------------------------------------------------------------------------------------------------------
Balance Sheet
------------------------------------------------------------------------------------------------------------------------------------
                                                                            December 31, 2005
(In Millions of Dollars)                         Guarantor        KEDLI     Other Subsidiaries       Eliminations      Consolidated
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash and temporary cash investments          $    79.6      $     3.5       $     41.4                              $    124.5
   Accounts receivable, net                           0.6          149.9            822.2                                   972.7
   Other current assets                               4.0          368.9          1,550.0                                 1,922.9
                                             -------------------------------------------------------------------------------------
                                                     84.2          522.3          2,413.6                     -           3,020.1
                                             -------------------------------------------------------------------------------------

Investments and Other                             4,571.0            0.7            128.2              (4,457.5)            242.4
Property                                     -------------------------------------------------------------------------------------
   Gas                                                  -              -          7,275.9                                 7,275.9
   Other                                                -        2,111.3            981.5                                 3,092.8
   Accumulated depreciation and depletion               -         (400.6)        (2,631.2)                               (3,031.8)
   Property of discontinued operations                  -              -                -                                       -
                                             -------------------------------------------------------------------------------------
                                                        -        1,710.7          5,626.2                     -           7,336.9
                                             -------------------------------------------------------------------------------------

Intercompany Accounts Receivable                  2,813.6           44.6             95.6              (2,953.8)                -
Deferred Charges                                    482.5          316.1          2,414.6                                 3,213.2
                                             -------------------------------------------------------------------------------------
Total Assets                                    $ 7,951.3      $ 2,594.4       $ 10,678.2            $ (7,411.3)       $ 13,812.6
                                             =====================================================================================

LIABILITIES AND CAPITALIZATION
Current Liabilities
   Accounts payable                             $    36.4      $   149.7       $    900.9                              $  1,087.0
  Commercial paper                                  657.6              -                -                                   657.6
  Other current liabilities                         196.2          128.5             85.9                                   410.6
                                             -------------------------------------------------------------------------------------
                                                    890.2          278.2            986.8                     -           2,155.2
                                             -------------------------------------------------------------------------------------
Intercompany Accounts Payable                        51.8          338.3          1,049.8              (1,439.9)                -
                                             -------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
Deferred income tax                                  27.2          330.6            800.1                                 1,157.9
Other deferred credits and liabilities              634.0          225.3          1,240.0                                 2,099.3
                                             -------------------------------------------------------------------------------------
                                                    661.2          555.9          2,040.1                     -           3,257.2
                                             -------------------------------------------------------------------------------------
Capitalization
Common shareholders' equity                       4,485.4          897.0          3,539.3              (4,457.6)          4,464.1
Long-term debt                                    1,862.7          525.0          3,046.9              (1,513.8)          3,920.8
                                             -------------------------------------------------------------------------------------
Total Capitalization                              6,348.1        1,422.0          6,586.2              (5,971.4)          8,384.9
                                             -------------------------------------------------------------------------------------
Minority Interest in Consolidated Companies                                          15.3                                    15.3
                                             -------------------------------------------------------------------------------------
Total Liabilities and Capitalization            $ 7,951.3      $ 2,594.4       $ 10,678.2            $ (7,411.3)       $ 13,812.6
                                             =====================================================================================
----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Balance Sheet
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 December 31, 2004
(In Millions of Dollars)                              Guarantor         KEDLI    Other Subsidiaries     Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash and temporary cash investments                $   580.7      $    (0.9)       $    342.2       $        -       $    922.0
   Accounts receivable, net                                 0.8          223.6           1,087.6                -          1,312.0
   Other current assets                                     4.5          146.5             650.7                -            801.7
   Assets of discontinued operations                          -              -              42.9                              42.9
                                                 ----------------------------------------------------------------------------------
                                                          586.0          369.2           2,123.4                -          3,078.6
                                                 ----------------------------------------------------------------------------------

Investments and Other                                   4,567.3            2.0             169.1         (4,465.5)           272.9
                                                 ----------------------------------------------------------------------------------
Property
   Gas                                                        -        1,998.5           4,872.7                -          6,871.2
   Other                                                      -              -           2,987.8                -          2,987.8
   Accumulated depreciation and depletion                     -         (334.5)         (2,465.3)               -         (2,799.8)
   Property of discontinued operations                        -              -               8.7                               8.7
                                                 ----------------------------------------------------------------------------------
                                                              -        1,664.0           5,403.9                -          7,067.9
                                                 ----------------------------------------------------------------------------------

Intercompany Accounts Receivable                        2,485.7              -           1,292.2         (3,777.9)               -

Deferred Charges                                          381.3          221.4           2,342.0                -          2,944.7

                                                 ----------------------------------------------------------------------------------
Total Assets                                          $ 8,020.3      $ 2,256.6        $ 11,330.6       $ (8,243.4)      $ 13,364.1
                                                 ==================================================================================

LIABILITIES AND CAPITALIZATION
Current Liabilities
   Accounts payable                                   $    48.4      $   111.5        $    746.7       $        -       $    906.6
  Commercial paper                                        912.2              -                 -                -            912.2
  Other current liabilities                               294.7          167.2             (62.6)               -            399.3
   Liabilities of discontinued operations                     -              -              64.2                              64.2
                                                 ----------------------------------------------------------------------------------
                                                        1,255.3          278.7             748.3                -          2,282.3
                                                 ----------------------------------------------------------------------------------
Intercompany Accounts Payable                                 -          101.3           2,147.8         (2,249.1)               -
                                                 ----------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
Deferred income tax                                       (83.2)         298.1             909.2                -          1,124.1
Other deferred credits and liabilities                    534.5          112.0             964.4                -          1,610.9
                                                 ----------------------------------------------------------------------------------
                                                          451.3          410.1           1,873.6                -          2,735.0
                                                 ----------------------------------------------------------------------------------
Capitalization
Common shareholders' equity                             3,940.5          815.6           3,604.2         (4,465.5)         3,894.8
Preferred stock                                            19.7              -                 -                -             19.7
Long-term debt                                          2,353.5          650.9           2,943.1         (1,528.8)         4,418.7
                                                 ----------------------------------------------------------------------------------
Total Capitalization                                    6,313.7        1,466.5           6,547.3         (5,994.3)         8,333.2
                                                 ----------------------------------------------------------------------------------
Minority Interest in Consolidated Companies                   -              -              13.6                -             13.6
                                                 ----------------------------------------------------------------------------------
Total Liabilities and Capitalization                  $ 8,020.3      $ 2,256.6        $ 11,330.6       $ (8,243.4)      $ 13,364.1
                                                 ==================================================================================
-----------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------
Statement of Cash Flows
------------------------------------------------------------------------------------------------------------------------------------
                                                                           Year Ended December 31, 2005
                                                                  ------------------------------------------------------------------
(In Millions of Dollars)                                             Guarantor        KEDLI      Other Subsidiaries     Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Operating Activities
   Net Cash (Used in) Provided by Continuing Operating Activities     $ (327.7)      $ 168.5          $  562.5           $ 403.3
                                                                  ------------------------------------------------------------------
Investing Activities
   Capital expenditures                                                      -        (113.3)           (426.2)           (539.5)
   Cost of removal                                                           -          (2.6)            (25.2)            (27.8)
   Proceeds from sale of property and investments                            -          (2.1)             49.1              47.0
   Derivative margin call                                                    -             -              (8.9)             (8.9)
                                                                  ------------------------------------------------------------------
Net Cash (Used in) Provided by Continuing Investing Activities               -        (118.0)           (411.2)           (529.2)
                                                                  ------------------------------------------------------------------
Financing Activities
   Treasury stock issued                                                  41.2             -                 -              41.2
   Common stock issued associated with MEDS conversion                   460.0             -                 -             460.0
   Issuance (payment) of debt, net                                      (754.6)            -             (15.0)           (769.6)
   Redemption of preferred stock                                         (75.0)            -                 -             (75.0)
   Common and preferred stock dividends paid                            (308.4)            -                 -            (308.4)
   Dividend paid to parent                                               375.0             -            (375.0)                -
   Other                                                                  (1.6)            -              (3.8)             (5.4)
   Net intercompany accounts                                              90.0         (46.1)            (43.9)                -
                                                                  ------------------------------------------------------------------
Net Cash Provided by (Used in) Continuing Financing Activities          (173.4)        (46.1)           (437.7)           (657.2)
                                                                  ------------------------------------------------------------------

Net Increase in Cash and Cash Equivalents                             $ (501.1)      $   4.4          $ (286.4)          $(783.1)
Net Cash Flow from Discontinued Operations                                   -             -             (14.4)            (14.4)
Cash and Cash Equivalents at Beginning of Period                         580.7          (0.9)            342.2             922.0
                                                                  ------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                            $   79.6       $   3.5          $   41.4           $ 124.5
                                                                  ==================================================================
------------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------
Statement of Cash Flows
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 Year Ended December 31, 2004
                                                         ---------------------------------------------------------------------------
(In Millions of Dollars)                                   Guarantor           KEDLI            Other Subsidiaries      Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Operating Activities
   Net Cash (Used in) Provided by Operating Activities       $ (88.7)         $ 169.5                $   669.3             $  750.1
                                                         ---------------------------------------------------------------------------
Investing Activities
   Capital expenditures                                            -           (108.7)                  (641.6)              (750.3)
   Cost of removal                                                 -             (7.1)                   (29.2)               (36.3)
   Proceeds from sale of property and investments                  -                -                  1,021.3              1,021.3
                                                         ---------------------------------------------------------------------------
Net Cash (Used in) Provided by Investing Activities                -           (115.8)                   350.5                234.7
                                                         ---------------------------------------------------------------------------
Financing Activities
   Treasury stock issued                                        33.4                -                        -                 33.4
   Issuance (payment) of debt, net                            (269.7)               -                   (170.7)              (440.4)
   Redemption of preferred stock                                (8.5)               -                        -                 (8.5)
   Net proceeds from sale/leaseback transaction                    -                -                    382.0                382.0
   Common and preferred stock dividends paid                  (291.1)               -                        -               (291.1)
   Gain on interest rate swap                                   12.7                -                        -                 12.7
   Dividend paid to parent                                     447.6            (40.0)                  (407.6)                   -
   Other                                                        27.6                -                      8.5                 36.1
   Net intercompany accounts                                   619.8            (16.2)                  (603.6)                   -
                                                         ---------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities            571.8            (56.2)                  (791.4)              (275.8)
                                                         ---------------------------------------------------------------------------

Net Increase in Cash and Cash Equivalents                    $ 483.1          $  (2.5)               $   228.4             $  709.0
Net Cash Flow from Discontinued Operations                         -                -                      9.6                  9.6
Cash and Cash Equivalents at Beginning of Period                97.6              1.6                    104.2                203.4
                                                         ---------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                   $ 580.7          $  (0.9)               $   342.2             $  922.0
                                                         ===========================================================================
------------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------
Statement of Cash Flows
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   Year Ended December 31, 2003
                                                            ------------------------------------------------------------------------
(In Millions of Dollars)                                      Guarantor        KEDLI           Other Subsidiaries       Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net Cash (Used in) Provided by Operating Activities            $ (547.5)      $ 164.5               $ 1,606.4             $ 1,223.4
                                                            ------------------------------------------------------------------------
Investing Activities
   Capital expenditures                                               -        (130.3)                 (879.1)             (1,009.4)
   Cost of removal                                                    -          (1.7)                  (29.4)                (31.1)
   Proceeds from the sale of property and subsidiary stock            -          15.1                   294.6                 309.7
   Investments in subsidiaries                                        -             -                  (211.3)               (211.3)
   Issuance of note receiveable                                   (55.0)            -                       -                 (55.0)
                                                            ------------------------------------------------------------------------
Net Cash (Used in) Investing Activities                           (55.0)       (116.9)                 (825.2)               (997.1)
                                                            ------------------------------------------------------------------------
Financing Activities
    Proceeds from equity issuance                                 473.6             -                       -                 473.6
    Treasury stock issued                                          96.7             -                       -                  96.7
    Redemption of LIPA promissory notes                          (447.0)            -                                        (447.0)
    (Payment) issuance of debt, net                              (133.8)            -                   110.2                 (23.6)
    Redemption of preferred stock                                     -             -                   (14.3)                (14.3)
    Common and preferred stock dividends paid                    (280.6)            -                       -                (280.6)
    Other                                                          28.9             -                   (13.9)                 15.0
    Net intercompany accounts                                     874.0         (52.6)                 (821.4)                    -
                                                                                                                                  -
                                                            ------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities               611.8         (52.6)                 (739.4)               (180.2)
                                                            ------------------------------------------------------------------------
Net (Decrease) Increase in Cash and Cash Equivalents           $    9.3       $  (5.0)              $    41.8             $    46.1
Net Cash from Discontinued Operations                                 -             -                   (13.3)                (13.3)
Cash and Cash Equivalents at Beginning of Period                   88.3           6.5                    75.8                 170.6
                                                            ------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                     $   97.6       $   1.5               $   104.3             $   203.4
                                                            ========================================================================
------------------------------------------------------------------------------------------------------------------------------------

Note 14.    Supplemental Gas and Oil Disclosures (Unaudited)

The following information includes amounts attributable to 100% of Houston Exploration and KeySpan Exploration and Production, LLC at December 31, 2003. Shareholders other than KeySpan had a minority interest of approximately 45% in Houston Exploration at December 31, 2003. Gas and oil operations, and reserves, were located in the United States in 2003. As a result of the disposition of Houston Exploration and the immateriality of KeySpan's ongoing gas exploration and production activities supplemental gas and oil disclosures are not required for 2005 or 2004.

Capitalized Costs Relating to Gas and Oil Producing Activities
-----------------------------------------------------------------------------------------
                                                                  (In Millions of Dollars)
----------------------------------------------------------------------------------------
At December 31,                                                           2003
----------------------------------------------------------------------------------------
Unproved properties not being amortized                                 $  142.9
Properties being amortized - productive and nonproductive                2,429.9
----------------------------------------------------------------------------------------
Total capitalized costs                                                  2,572.8
Accumulated depletion                                                   (1,159.5)
----------------------------------------------------------------------------------------
Net capitalized costs                                                   $1,413.3
----------------------------------------------------------------------------------------


Costs Incurred in Property Acquisition, Exploration and Development Activities
-----------------------------------------------------------------------------
                                                     (In Millions of Dollars)
-----------------------------------------------------------------------------
At December 31,                                                  2003
-----------------------------------------------------------------------------
Acquisition of properties -
     Unproved properties                                         $ 61.5
     Proved properties                                            171.3
Exploration                                                        66.3
Development                                                       170.5
Asset retirement obligation                                        31.8
------------------------------------------------------------------------
Total costs incurred                                            $ 501.4
------------------------------------------------------------------------



Costs included in development costs to develop proved undeveloped reserves for the year ended December 31, 2003 were $49.4 million.

Results of Operations from Gas and Oil Producing Activities*
------------------------------------------------------------------------------
                                                      (In Millions of Dollars)
------------------------------------------------------------------------------
At December 31,                                                      2003
------------------------------------------------------------------------------
Revenues                                                         $      497.9
------------------------------------------------------------------------------
Production and lifting costs                                             63.6
Shipping and handling costs                                              10.4
Depletion                                                               205.1
------------------------------------------------------------------------------
Total expenses                                                          279.1
------------------------------------------------------------------------------
Income before taxes                                                     218.8
Income taxes                                                             76.6
------------------------------------------------------------------------------
Results of operations                                            $     142.2
------------------------------------------------------------------------------


*    (Excluding corporate overhead and interest costs)

Summary of Production and Lifting Costs
---------------------------------------------------------------------------
                                                   (In Millions of Dollars)
---------------------------------------------------------------------------
At December 31,                                                     2003
---------------------------------------------------------------------------
Pumping, gauging and other labor                                    $ 11.0
Compressors and other rental equipment                                 5.1
Property taxes and insurance                                           7.2
Transportation                                                         2.3
Processing fees                                                        2.4
Workover and well stimulation                                          5.2
Repairs, maintenance and supplies                                      3.7
Fuel and chemicals                                                     3.1
Environmental, regulatory and other                                    7.6
Severance taxes                                                       16.0
---------------------------------------------------------------------------
Total production and lifting costs                                  $ 63.6
---------------------------------------------------------------------------


For December 31, 2003 the gas and oil reserves information reflects Houston Exploration and KeySpan Exploration and Production, LLC. These estimates principally were prepared by independent petroleum consultants. Proved reserves are estimated quantities of natural gas and crude oil which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.


Reserve Quantity Information Natural Gas (MMcf)
----------------------------------------------------------------
At December 31,                                          2003
----------------------------------------------------------------
Proved Reserves
   Beginning of year                                    614,734
   Revisions of previous estimates                      (32,433)
   Extensions and discoveries                           140,632
   Production                                          (100,130)
   Purchases of reserves in place                        89,380
----------------------------------------------------------------
Proved reserves - End of year (1)                       712,183
Proved developed reserves
   Beginning of year                                    435,629
   End of Year (2)                                      488,012
----------------------------------------------------------------
(1)  Includes minority interest of 318,417.
(2)  Includes minority interest of 218,190.

Crude Oil, Condensate and Natural Gas Liquids (MBbls)
------------------------------------------------------------------
At December 31,                                            2003
------------------------------------------------------------------
Proved reserves
Beginning of Year                                           9,548
Revisions of previous estimates                            (3,542)
Extension and discoveries                                     117
Production                                                 (1,514)
Purchases of reserves in place                              3,753
------------------------------------------------------------------
Proved reserves - End of year (1)                           8,362
Proved developed reserves
Beginning of year                                           2,413
End of year (2)                                             4,273
------------------------------------------------------------------
(1)  Includes minority interest of 3,739.
(2)  Includes minority interest of 1,910.

The standardized measure of discounted future net cash flows was prepared by applying year-end prices of gas and oil adjusted for the effects of KeySpan's hedging program to the proved reserves. The standardized measure does not purport, nor should it be interpreted, to present the fair value of gas and oil reserves. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs, and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Gas and Oil Reserves

---------------------------------------------------------------------------------------
                                                               (In Millions of Dollars)
---------------------------------------------------------------------------------------
At December 31,                                                                 2003
---------------------------------------------------------------------------------------
Future cash flows                                                            $ 4,375.8
Future costs-
Production                                                                      (769.9)
Development                                                                     (378.6)
---------------------------------------------------------------------------------------
Future net inflows before income tax                                           3,227.3
Future income taxes                                                             (853.4)
---------------------------------------------------------------------------------------
Future net cash flows                                                          2,373.9
10% discount factor                                                             (853.4)
---------------------------------------------------------------------------------------
Standardized measure of discounted future net cash flows (1)                 $ 1,520.5
---------------------------------------------------------------------------------------

(1)  Includes minority interest of $672,620.

 Changes in Standardized Measure of Discounted Future Net
 Cash Flows from Proved Reserve Quantities
-------------------------------------------------------------------------------
                                                       (In Millions of Dollars)
-------------------------------------------------------------------------------
 At December 31,                                                     2003
-------------------------------------------------------------------------------
 Standardized measure - beginning of year                            $ 1,103.9
 Sales and transfers, net of production costs                           (492.3)
 Net change in sales and transfer prices, net
      of production costs                                                384.3
 Extensions and discoveries and improved
      recovery, net of related costs                                     434.3
 Changes in estimated future development costs                            (9.4)
 Development costs incurred during the period
      that reduced future development costs                               81.0
 Revisions of quantity estimates                                        (123.9)
 Accretion of discount                                                   142.3
 Net change in income taxes                                             (236.5)
 Net purchases of reserves in place                                      254.0
 Sales of reserves in place                                                  -
 Changes in production rates (timing) and other                          (17.2)
-------------------------------------------------------------------------------
 Standardized measure - end of year                                  $ 1,520.5
-------------------------------------------------------------------------------


Average Sales Prices and Production Costs Per Unit
-------------------------------------------------------------------------
Year Ended December 31,                                            2003
-------------------------------------------------------------------------
Average Sales Price*
     Natural gas ($/Mcf)                                            5.23
     Oil, condensate and natural gas liquid ($/Bbl)                28.26
Production cost per equivalent Mcf ($)                              0.58
-------------------------------------------------------------------------
*Represents the cash price received which excludes the effect of any hedging transactions.

Note 15.    Summary of Quarterly Information (Unaudited)

The following is a table of financial data for each quarter of KeySpan's year ended December 31, 2005.

                                                                                                Quarter Ended
--------------------------------------------------------------------------------------------------------------------------------
          (In Millions of Dollars, Except Per Share Amounts)            3/31/2005        6/30/2005       9/30/2005     12/31/2005
--------------------------------------------------------------------------------------------------------------------------------
Operating Revenue                                                         2,480.5          1,342.5       1,303.1        2,535.9
Operating Income                                                            438.7            103.2         102.8          263.1
Earnings (loss) from continuing operations,
     less preferred stock dividends                                         234.4             18.0          22.6          121.4
Cumulative change in accounting principles, net of tax                          -                -             -           (6.6) (a)
Earnings (loss) from discontinued operations                                    -             (1.8)            -              -
Earnings (loss) for common stock                                            234.4             16.2          22.6          114.8
Basic earnings per common share from continuing operations
     less preferred stock dividends                                          1.45             0.11          0.13           0.70
Basic earnings per common share from discontinued operations                    -            (0.01)            -              -
Basic earnings per common share from cumulative change in accounting
 principles                                                                     -                -             -          (0.04) (a)
Basic earnings per common share                                              1.45             0.10          0.13           0.66
Diluted earnings per common share                                            1.44             0.09          0.13           0.65
Dividends declared                                                          0.455            0.455         0.455          0.455
--------------------------------------------------------------------------------------------------------------------------------

(a)  Cumulative  change in  accounting  principles  for  implementation  of FASB
     Interpretation   No.  47  ("FIN  47")  "Accounting  for  Conditional  Asset
     Retirement Obligations."

The following is a table of financial data for each quarter of KeySpan's year ended December 31, 2004.

                                                                                         Quarter Ended
---------------------------------------------------------------------------------------------------------------------------------
         (In Millions of Dollars, Except Per Share Amounts)   3/31/2004     6/30/2004           9/30/2004          12/31/2004
---------------------------------------------------------------------------------------------------------------------------------
Operating Revenue                                               2,510.6       1,277.8             975.6             1,886.5
Operating Income                                                  487.6         122.2  (a)         87.6  (c)          237.9  (e)
Earnings (loss) from continuing operations,
     less preferred stock dividends                               246.6         128.5  (a)(b)     (30.1) (c)(d)       264.1  (e)(f)
Earnings (loss) from discontinued operations (g)                   (0.4)          0.8             (87.0)              (64.4)
Earnings (loss) for common stock                                  246.2         129.3            (117.1)              199.7
Basic earnings per common share from continuing operations
     less preferred stock dividends                                1.54          0.81             (0.19)               1.64
Basic earnings per common share from discontinued operations          -             -             (0.54)              (0.40)
Basic earnings per common share                                    1.54          0.81             (0.73)               1.24
Diluted earnings per common share                                  1.53          0.80             (0.73)               1.23
Dividends declared                                                0.445         0.445             0.445               0.445
---------------------------------------------------------------------------------------------------------------------------------

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

     (f) In November 2004, KeySpan decided to sell its remaining 6.6 million shares in Houston Exploration and recorded a gain of $179.6 million ($116.8 million after-tax) or $0.73 per share. In December 2004, KeySpan sold its remaining interest in KeySpan Canada and recorded a gain of $35.8 million ($24.7 million after tax) or $0.15 per share.

     (g) At December 31, 2004, KeySpan intended to sell a significant portion of its ownership interest in certain companies within the Energy Services segment, specifically those companies engaged in mechanical contracting activities. As a result, KeySpan recorded a loss in discontinued operations of $151.0 million, or $0.94 per share. This loss reflects $139.9 million after-tax impairment charges, which were recorded in the third and fourth quarters, and operating losses at $11.1 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of KeySpan Corporation

We have audited the accompanying Consolidated Balance Sheets and the Consolidated Statement of Capitalization of KeySpan Corporation and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related Consolidated Statements of Income, Retained Earnings, Comprehensive Income and Cash Flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of KeySpan Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1(P) to the consolidated financial statements, on December 31, 2003, the Company adopted Financial Accounting Standards Board Interpretation No. ("FIN") 46 "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". As discussed in Notes 1(O), 1(P) and 7, on December 31, 2005, the Company adopted FIN 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143."

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.


/s/Deloitte & Touche LLP
------------------------
New York, New York
February 28, 2006

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.



ITEM 9A.    CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)) that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to KeySpan's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

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

Under the supervision and with participation of KeySpan's Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in a report entitled Internal Control-Integrated Framework. Our management concluded, as of December 31, 2005, that KeySpan's internal control over financial reporting is effective based on the COSO criteria.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued their report on management's assessment of KeySpan's internal control over financial reporting as of December 31, 2005, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of KeySpan Corporation:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that KeySpan Corporation and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2005 of the Company and our report dated February 28, 2006 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the adoption of Financial Accounting Standards Board Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143", referred to in Notes 1(O), 1 (P) and 7.

/s/Deloitte & Touche LLP
------------------------
New York,  New York
February 28, 2006

ITEM 9B.    OTHER INFORMATION

The following disclosures would otherwise have been filed on Form 8-K under the heading "Item 1.01 - Entry into a Material Definitive Agreement".

On February 23, 2006, following the recommendation of the Compensation and Management Development Committee (the "Compensation Committee"), KeySpan's Board of Directors set the 2006 annual base salaries for Robert B. Catell, Robert J. Fani, Wallace P. Parker Jr., Steven L. Zelkowitz and Gerald Luterman, each of whom is a KeySpan named executive officer. Such 2006 base salaries are as follows: Mr. Catell - $1,140,000, Mr. Fani - $782,000, Mr. Parker - $625,000,
Mr. Zelkowitz - $625,000, and Mr. Luterman - $488,000. All 2006 base salary increases are effective January 1, 2006, with the exception of Mr. Luterman. Mr. Luterman's base salary increase is effective February 1, 2006.

Also on February 23, 2006, following the recommendation of the Compensation Committee, the Board approved the performance-based incentive awards to be paid to our executive officers for the year ending December 31, 2005 ("FY 2005") under the KeySpan Corporate Annual Incentive Compensation Plan (the "Corporate Plan"). The Corporate Plans provides for performance-based incentive awards as a percentage of cumulative base salary paid during the calendar year. The Compensation Committee had approved the target performance award levels applicable to the Corporate Plan for FY 2005 in December 2004. In January 2005, the Compensation Committee approved the performance goals relating to the FY 2005 Corporate Plan for the named executive officers based on financial and performance measures, including goals relating to earnings per share, cash flow, business unit operating income, diversity initiatives, customer satisfaction, work place safety and other individual strategic goals and initiatives. Based upon actual FY 2005 performance, an award payout for each of the named executive officers was approved as follows: Mr. Catell - $1,400,000, Mr. Fani - $741,175, Mr. Parker - $550,090, Mr. Zelkowitz - $513,129, and Mr. Luterman - $388,282.

In December 2005, the Board approved the compensation formulas for incentive awards that may be paid to our executive officers for the year ending December 31, 2006 ("FY 2006") under the Corporate Plan. For FY 2006, the performance-based target award levels for each of the named executive officers will remain the same as last year. The target performance award levels are as follows: Mr. Catell - 100%, Mr. Fani - 75%, Mr. Parker - 70%, Mr. Zelkowitz - 70% and Mr. Luterman - 65%.

Also in December 2005, the Compensation Committee approved the target award levels for performance-based equity awards that may be granted to our executive officers for FY 2006 under the KeySpan Long-Term Performance Incentive Compensation Plan (the "Long-Term Incentive Plan"). The target award levels have been modified from last year. The target award levels are designed to align with industry benchmarks at 50th percentile levels. The FY 2006 target performance award levels for the named executive officers are as follows: Mr. Catell - 240%, Mr. Fani - 160%, Mr. Parker - 125%, Mr. Zelkowitz - 125% and Mr. Luterman - 110%.

On February 23, 2006, the Compensation Committee also approved the FY 2006 grants pursuant to the Long Term Incentive Plan. The Compensation Committee awarded the following grants to the named executive officers based on actual 2005 performance as follows: Mr. Catell - 85,520 shares of restricted stock; Mr. Fani - 38,930 performance shares; Mr. Parker - 24,320 performance shares; Mr. Zelkowitz - 27,490 performance shares; and Mr. Luterman - 18,360 performance shares.

Mr. Catell's restricted stock has a two year restriction period which shall lapse on February 23, 2008 or the Compensation Committee has the ability to accelerate vesting after one year based on certain goals being achieved. The performance shares for the remaining four named executives will be measured over the three year period beginning on January 1, 2006 through December 31, 2008, with performance results linked to the percentage of improvement in Return on Invested Capital ("ROIC") and Total Shareholder Return ("TSR"). The actual number of shares to be awarded at the end of the performance period will be determined using a sliding scale which encompasses both the ROIC and TSR measures. The ROIC goal will act as the primary trigger. If the ROIC goal is below threshold, all shares will be forfeited without payment regardless of the performance of TSR.

For further information on executive compensation see "Item 11. Executive Compensation" herein.

                                    PART III
                                    --------


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A definitive proxy statement will be filed with the SEC on or about March XXX, 2006 (the "Proxy Statement"). The information required by this item is set forth under the caption "Executive Officers of KeySpan" in Part I hereof and under the captions "Proposal 1. Election of Directors", "Certain Relationships and Related Transactions," "Committees of the Board," "Code of Ethics" and "Compliance with
Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement, which information is incorporated herein by reference thereto.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is set forth under the captions "Director Compensation" and "Executive Compensation" in the Proxy Statement, which information is incorporated herein by reference thereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information  required by this item is set forth under the caption  "Proposal
2. Ratification of Deloitte & Touche LLP as Independent Registered Public Accounting Firm," "Fiscal Year 2006 Audit Firm Fee Summary" and "Report of the Audit Committee" in the Proxy Statement, which information is incorporated herein by reference thereto.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Required Documents

1.   Financial Statements

The following consolidated financial statements of KeySpan and its subsidiaries and Reports of the Independent Registered Public Accounting Firm are included in
Item 8 and are filed as part of this Report:

o Consolidated Statement of Income for the year ended December 31, 2005, the year ended December 31, 2004, and the year ended December 31, 2003

o Consolidated Statement of Retained Earnings for the year ended December 31, 2005, the year ended December 31, 2004, and the year ended December 31, 2003

o    Consolidated Balance Sheet at December 31, 2005 and December 31, 2004

o Consolidated Statement of Capitalization at December 31, 2005 and December 31, 2004

o Consolidated Statement of Cash Flows for the year ended December 31, 2005, the year ended December 31, 2004, and the year ended December 31, 2003

o Consolidated Statement of Comprehensive Income for the Year ended December 31, 2005, the year ended December 31, 2004 and the year ended December 31, 2003

o    Notes to Consolidated Financial Statements

o    Report of the Independent Registered Public Accounting Firm

2.   Financial Statement Schedules

Consolidated Schedule of Valuation and Qualifying Accounts for the year ended December 31, 2005, the year ended December 31, 2004, and the year ended December 31, 2003.


-----------------------------------------------------------------------------------------------------------------------------
                                                                   Balance at      Charged to                      Balance at
                                                                  Beginning of     costs and        Net              End of
                             Descriptions                             Period        expenses     Deductions          Period
-----------------------------------------------------------------------------------------------------------------------------
(In Millions of Dollars)
Twelve Months Ended December 31, 2005
-------------------------------------
     Deducted from asset accounts:
          Allowance for doubtful accounts                        $      67.8     $     96.8    $    101.8        $     62.8

     Additions to liability accounts:
          Reserve for injury and damages                         $       9.4     $      0.5    $      0.6        $      9.3
          Reserve for environmental expenditures                 $     256.8     $    210.6    $     43.7        $    423.7

Twelve Months Ended December 31, 2004
-------------------------------------
     Deducted from asset accounts:
          Allowance for doubtful accounts                        $      75.7     $     74.1    $     82.0        $     67.8

     Additions to liability accounts:
          Reserve for injury and damages                         $       9.4     $        -    $        -        $      9.4
          Reserve for environmental expenditures                 $     294.7     $        -    $     37.9        $    256.8

Twelve Months Ended December 31, 2003
-------------------------------------
     Deducted from asset accounts:
          Allowance for doubtful accounts                        $      60.1     $     82.1    $     66.5        $     75.7

     Additions to liability accounts:
          Reserve for injury and damages                         $      25.8     $      3.9    $     20.3        $      9.4
          Reserve for environmental expenditures                 $     232.1     $    106.3    $     43.7        $    294.7
-----------------------------------------------------------------------------------------------------------------------------

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



3.1 Certificate of Incorporation of KeySpan effective April 16, 1998, Amendment to Certificate of Incorporation of KeySpan effective May 26, 1998, Amendment to Certificate of Incorporation of KeySpan effective June 1, 1998, Amendment to the Certificate of Incorporation of KeySpan effective April 7, 1999 and Amendment to the Certificate of Incorporation of KeySpan effective May 20, 1999 (filed as Exhibit 3.1 to KeySpan's Form 10-Q for the quarterly period ended June 30, 1999)

3.2 By-Laws of KeySpan in effect as of June 25, 2003, as amended (filed as Exhibit 3.1 to KeySpan's Form 10-Q for the quarterly period ended June 30, 2003)

4.1 Credit Agreement dated as of June 24, 2005 among KeySpan Corporation, the several lenders, The Royal Bank of Scotland PLC and Citibank, N.A., as Co-Syndication Agents, The Bank of New York and The Bank of Nova Scotia, as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 4.1 to KeySpan's Form 8-K dated as of June 29, 2005)

4.2 Amended and Restated Credit Agreement dated as of June 24, 2005 among KeySpan Corporation, the several lenders, The Royal Bank of Scotland PLC and Citibank, N.A., as Co-Syndication Agents, The Bank of New York and The Bank of Nova Scotia, as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 4.2 to KeySpan's Form 8-K dated as of June 29, 2005)

4.3 Indenture, dated as of November 1, 2000, between KeySpan Corporation and the Chase Manhattan Bank, as Trustee, with respect to the issuance of Debt Securities (filed as Exhibit 4-a to Amendment No. 1 to Form S-3 Registration Statement No. 333-43768 and filed as Exhibit 4-a to KeySpan's Form 8-K on November 20, 2000)

4.4 Form of Note issued in connection with the issuance of the KeySpan Corporation $700 million of 7.625% Notes due 2010 issued on November 20, 2000 (filed as Exhibit 4-c to KeySpan's Form 8-K on November 20,
          2000)

4.5 Form of Note issued in connection with the issuance of the KeySpan Corporation $250 million of 8.0% Notes due 2030 issued on November 20, 2000 (filed as Exhibit 4-d to KeySpan's Form 8-K on November 20, 2000)

4.6 Form of Note issued in connection with the issuance of the KeySpan Corporation $150 million of 4.65% Notes issued on April 1, 2003 (filed as Exhibit 4.1 to KeySpan's Form 8-K dated as of April 8, 2003)

4.7 Form of Note issued in connection with the issuance of the KeySpan Corporation $150 million of 5.875% Notes issued on April 1, 2003 (filed as Exhibit 4.2 to KeySpan's Form 8-K dated as of April 8, 2003)

4.8 Form of Note issued in connection with the issuance of the KeySpan Corporation $307.2 million of 5.803% Notes issued on March 29, 2005
          (filed  as  Exhibit  4.1 to  KeySpan's  Form 8-K dated as of March 31,
          2005)

4.9 Supplemental Remarketing Agreement dated as of March 21, 2005 among KeySpan Corporation, J.P. Morgan Securities Inc. and JPMorgan Chase Bank, N.A. in connection with the remarketing of the 4.9% Notes due 2008 (filed as Exhibit 99.1 to KeySpan's Form 8-K dated as of March 24, 2005)

4.10 Indenture, dated December 1, 1999, between KeySpan and KeySpan Gas East Corporation, the Registrants, and the Chase Manhattan Bank, as Trustee, with respect to the issuance of Medium-Term Notes, Series A, (filed as Exhibit 4-a to Amendment No. 1 to KeySpan's and KeySpan Gas East Corporation's Form S-3 Registration Statement No. 333-92003)

4.11 Form of Medium-Term Note issued in connection with the issuance of KeySpan Gas East Corporation 7 7/8% Notes issued on February 1, 2000 (filed as Exhibit 4 to KeySpan's Form 8-K on February 1, 2000)

4.12 Form of Medium-Term Note issued in connection with the issuance of KeySpan Gas East Corporation 6.9% Notes issued on January 19, 2001 (filed as Exhibit 4.3 to KeySpan's Form 10-K for the year ended December 31, 2000)

4.13 Participation Agreement, dated as of July 1, 1991, between New York State Energy Research and Development Authority ("NYSERDA") and The Brooklyn Union Gas Company relating to the Gas Facilities Revenue Bonds ("GFRBs") Series 1991A and 1991B (The Brooklyn Union Gas Company Project) (filed as Exhibit 4 to The Brooklyn Union Gas Company's Form 10-K for the year ended September 30, 1991)

4.14 Indenture of Trust, dated as of July 1, 1991, between NYSERDA and Manufacturers Hanover Trust Company, as Trustee, relating to the GFRBs Series 1991A and 1991B (The Brooklyn Union Gas Company Project) (filed as Exhibit 4 to The Brooklyn Union Gas Company's Form 10-K for the year ended September 30, 1991)

4.15 Participation Agreement, dated as of July 1, 1992, between NYSERDA and The Brooklyn Union Gas Company relating to the GFRBs Series 1993A and 1993B (The Brooklyn Union Gas Company Project) (filed as Exhibit 4 to The Brooklyn Union Gas Company's Form 10-K for the year ended September 30, 1992)

4.16 Indenture of Trust, dated as of July 1, 1992, between NYSERDA and Chemical Bank, as Trustee, relating to the GFRBs Series 1993A and 1993B (The Brooklyn Union Gas Company Project) (filed as Exhibit 4 to The Brooklyn Union Gas Company Form 10-K for the year ended September 30, 1992)

4.17 Participation Agreement dated as of July 1, 1991 between NYSERDA and The Brooklyn Union Gas Company relating to the GFRBs Series D (The Brooklyn Union Gas Company Project) (filed as Exhibit 4 to The
          Brooklyn Union Gas Company's Form 10-K for the year ended September 30, 1991)

4.18 First Supplemental Participation Agreement dated as of June 1, 1993 between NYSERDA and The Brooklyn Union Gas Company relating to GFRBs Series D (The Brooklyn Union Gas Company Project) (filed as Exhibit 4 to The Brooklyn Union Gas Company's Form 10-K for the year ended September 30, 1993)

4.19 Trust Indenture, dated as of July 1, 1991 between NYSERDA and Manufacturers Hanover Trust Company relating to the GFRBs Series D (filed as Exhibit 4 to The Brooklyn Union Gas Company's Form 10-K for the year ended September 30, 1991)

4.20 First Supplemental Trust Indenture, dated as of June 1, 1993 between NYSERDA and Chemical Bank (as successor to Manufacturers Hanover Trust Company) relating to the GFRBs Series D (filed as Exhibit 4 to The Brooklyn Union Gas Company's Form 10-K for the year ended September 30, 1993)

4.21 Participation Agreement, dated January 1, 1996, between NYSERDA and The Brooklyn Union Gas Company relating to GFRBs Series 1996 (The Brooklyn Union Gas Company Project) (filed as Exhibit 4 to The
          Brooklyn Union Gas Company's Form 10-K for the year ended September 30, 1996)

4.22 Indenture of Trust, dated January 1, 1996, between NYSERDA and Chemical Bank, as Trustee, relating to GFRBs Series 1996 (The Brooklyn Union Gas Company Project) (filed as Exhibit 4 to The Brooklyn Union Gas Company's Form 10-K for the year ended September 30, 1996)

4.23 Participation Agreement, dated as of January 1, 1997, between NYSERDA and The Brooklyn Union Gas Company relating to GFRBs 1997 Series A (The Brooklyn Union Gas Company Project) (filed as Exhibit 4 to The Brooklyn Union Gas Company's Form 10-K for the year ended September 30, 1997)

4.24 Indenture of Trust, dated January 1, 1997, between NYSERDA and Chase Manhattan Bank, as Trustee, relating to GFRBs 1997 Series A (The Brooklyn Union Gas Company Project) (filed as Exhibit 4 to The
          Brooklyn Union Gas Company's Form 10-K for the year ended September 30, 1997)

4.25 Supplemental Trust Indenture, dated as of January 1, 2000, by and between NYSERDA and The Chase Manhattan Bank, as Trustee, relating to the GFRBs 1997 Series A (The Brooklyn Union Gas Company Project) (filed as Exhibit 4.11 to KeySpan's Form 10-K for the year ended December 31, 1999)

4.26 Bond Purchase Agreement, dated as of October 26, 2005, among The Brooklyn Union Gas Company and NYSERDA and Morgan Stanley & Co.
          Incorporated, BNY Capital Markets, Inc., Sovereign Securities Corporation, LLC and The Williams Capital Group, L.P., as Series A Underwriters, for the issuance of $82 million aggregate principal amount of 4.7% GFRBs, 2005, Series A. (The Brooklyn Union Gas Company Project) (filed as Exhibit 10.1 to KeySpan's Form 8-K dated November 1, 2005)

4.27 Indenture of Trust, dated as of November 1, 2005, between NYSERDA and Citibank, N.A., as Trustee, relating to the issuance of $82 million GFRBs, 2005 Series A, 4.7% due February 2024 (The Brooklyn Union Gas Company Project) (filed as Exhibit 10.1 to KeySpan's Form 10-Q for the quarterly period ended September 30, 2005)

4.28 Participation Agreement, dated as of November 1, 2005, between NYSERDA and The Brooklyn Union Gas Company relating to the issuance of $82 million GFRBs, 2005 Series A, 4.7% due February 2024 (filed as Exhibit
          10.2 to KeySpan's Form 10-Q for the quarterly period ended September 30, 2005)

4.29 Promissory Note, dated as of November 1, 2005, executed by the Brooklyn Union Gas Company for issuance of $82 million GFRBs, 2005 Series A, 4.7% due February 2024 (filed as Exhibit 10.3 to KeySpan's Form 10-Q for the quarterly period ended September 30, 2005)

4.30 Bond Purchase Agreement, dated as of October 26, 2005, among The Brooklyn Union Gas Company and NYSERDA and Goldman Sachs & Co., BNY Capital Markets, Inc., Sovereign Securities Corporation, LLC and The Williams Capital Group, L.P., as Series A Underwriters, for the issuance of $55 million aggregate principal amount of GFRBs, 2005, Series B (filed as Exhibit 10.2 to KeySpan's Form 8-K dated November 1, 2005)

4.31 Indenture of Trust, dated as of November 1, 2005, between NYSERDA and Citibank, N.A., as Trustee, relating to the issuance of $55 million GFRBs, 2005 Series B due June 2025 (filed as Exhibit 10.4 to KeySpan's Form 10-Q for the quarterly period ended September 30, 2005)

4.32 Participation Agreement, dated as of November 1, 2005, between NYSERDA and The Brooklyn Union Gas Company relating to the issuance of $55 million GFRBs, 2005 Series B, due February 2025 (filed as Exhibit 10.5 to KeySpan's Form 10-Q for the quarterly period ended September 30,
          2005)

4.33 Promissory Note, dated as of November 1, 2005, executed by the Brooklyn Union Gas Company for the issuance of $55 million GFRBs, 2005 Series B, due June 2025 (filed as Exhibit 10.6 to KeySpan's Form 10-Q for the quarterly period ended September 30, 2005)

4.34 Letter of Credit and Reimbursement Agreement, dated December 9, 2003, by and between KeySpan Generation LLC and Royal Bank of Scotland Bank PLC (filed as Exhibit 4.34 to KeySpan's Form 10-K for the year ended December 31, 2003)

4.35 Participation Agreement dated as of December 1, 1997 by and between NYSERDA and Long Island Lighting Company relating to the 1997 Electric Facilities Revenue Bonds (EFRBs), Series A (KeySpan Generation LLC) (filed as Exhibit 10(a) to KeySpan's Form 10-Q for the quarterly period ended September 30, 1998)

4.36 Indenture of Trust, dated as of December 1, 1997, by and between NYSERDA and The Chase Manhattan Bank, as Trustee, relating to the 1997 EFRBs, Series A (KeySpan Generation LLC) (filed as Exhibit 10(a) to KeySpan's Form 10-Q for the quarterly period ended September 30, 1998)

4.37 Participation Agreement, dated as of October 1, 1999, by and between NYSERDA and KeySpan Generation LLC relating to the 1999 Pollution Control Refunding Revenue Bonds (PCRB's), Series A (filed as Exhibit
          4.10 to KeySpan's Form 10-K for the year ended December 31, 1999)

4.38 Trust Indenture, dated as of October 1, 1999, by and between NYSERDA and The Chase Manhattan Bank, as Trustee, relating to the 1999 PCRBs, Series A (filed as Exhibit 4.10 to KeySpan's Form 10-K for the year ended December 31, 1999)

4.39 Indenture, dated as of December 1, 1989, between Boston Gas Company and The Bank of New York, as Trustee (filed as Exhibit 4.2 to Boston Gas Company's Form S-3 (File No. 33-31869))

4.40 Second Amended and Restated First Mortgage Indenture for Colonial Gas Company, dated as of June 1, 1992 (filed as Exhibit 4(b) to Colonial Gas Company's Form 10-Q for the quarter ended June 30, 1992)

4.41 First Supplemental Indenture for Colonial Gas Company dated as of June 15, 1992 (filed as Exhibit 4(c) to Colonial Gas Company's Form 10-Q for the quarter ended June 30, 1992)

4.42 Second Supplemental Indenture for Colonial Gas Company dated as of September 27, 1995 (filed as Exhibit 4(c) to Colonial Gas Company's Form 10-K for the fiscal year ended December 31, 1995)

4.43 Amendment to Second Supplemental Indenture for Colonial Gas Company dated as of October 12, 1995 (filed as Exhibit 4(d) to Colonial Gas Company's Form 10-K for the fiscal year ended December 31, 1995)

4.44 Third Supplemental Indenture for Colonial Gas Company dated as of December 15, 1995 (filed as Exhibit 4(f) to Colonial Gas Company's Form S-3 Registration Statement dated January 5, 1998)

4.45 Fourth Supplemental Indenture for Colonial Gas Company dated as of March 1, 1998 (filed as Exhibit 4(l) to Colonial Gas Company's Form 10-Q for the quarter ended March 31, 1998)

4.46 Trust Agreement, dated as of June 22, 1990, between Colonial Gas Company, as Trustor, and Shawmut Bank, N.A., as Trustee (filed as
          Exhibit 10(d) to Colonial Gas Company's Form 10-Q for the quarterly period ended June 30, 1990)

4.47 Lease Agreement, dated as of November 1, 2003, by and between the Suffolk County Industrial Development Agency and KeySpan-Port Jefferson Energy Center, LLC (filed as Exhibit 4.14-a to KeySpan's Form 10-K for the year ended December 31, 2003)

4.48 Company Lease Agreement, dated as of November 1, 2003, by and between KeySpan-Port Jefferson Energy Center, LLC and the Suffolk County Industrial Development Agency (filed as Exhibit 4.14-b to KeySpan's Form 10-K for the year ended December 31, 2003)

4.49 Guaranty, dated as of November 26, 2003, from KeySpan Corporation to the Suffolk County Industrial Development Agency (filed as Exhibit 4.14-c to KeySpan's Form 10-K for the year ended December 31, 2003)

4.50 Lease Agreement, dated as of November 1, 2003, by and between the Nassau County Industrial Development Agency and KeySpan-Glenwood Energy Center, LLC (filed as Exhibit 4.15-a to KeySpan's Form 10-K for the year ended December 31, 2003)

4.51 Company Lease Agreement, dated as of November 1, 2003, by and between KeySpan-Glenwood Energy Center, LLC and the Nassau County Industrial Development Agency (filed as Exhibit 4.15-b to KeySpan's Form 10-K for the year ended December 31, 2003)

4.52 Guaranty, dated as of November 26, 2003, from KeySpan Corporation to the Nassau County Industrial Development Agency (filed as Exhibit 4.14-c to KeySpan's Form 10-K for the year ended December 31, 2003)

4.53 Lease Agreement, dated June 9, 1999, between KeySpan-Ravenswood, LLC and LIC Funding, Limited Partnership (filed as Exhibit 10.2 to KeySpan's Form 10-Q for the quarterly period ended June 30, 1999)

4.54 First Amendment to the Lease Agreement between KeySpan-Ravenswood, LLC and LIC Funding, Limited Partnership, dated as of June 27, 2002 (filed as Exhibit 10.25 to KeySpan's Form 10-K for the year ended December 31, 2002)

4.55 KeySpan Corporation Guaranty dated June 9, 1999, from KeySpan in favor of LIC Funding, Limited Partnership (filed as Exhibit 10.1 to KeySpan's Form 10-Q for the quarterly period ended June 30, 1999)

4.56 KeySpan Corporation Guaranty dated May 25, 2004, relating to the 250 MW Ravenswood Expansion (filed as Exhibit 10.1 to KeySpan's Form 10-Q for the quarterly period ended June 30, 2004)

4.57 Facility Lease Agreement, dated as of May 25, 2004, between SE Ravenswood Trust, a Delaware statutory trust, and KeySpan-Ravenswood, LLC relating to the 250 MW Ravenswood Expansion(filed as Exhibit 10.2 to KeySpan's Form 10-Q for the quarterly period ended June 30, 2004)

4.58 Site Lease and Easement Agreement, dated as of May 25, 2004, between KeySpan-Ravenswood, LLC and SE Ravenswood Trust relating to the 250 MW Ravenswood Expansion (filed as Exhibit 10.3 to KeySpan's Form 10-Q for the quarterly period ended June 30, 2004)

4.59 Site Sublease, dated as of May 25, 2004, between SE Ravenswood Trust and KeySpan-Ravenswood, LLC relating to the 250 MW Ravenswood Expansion (filed as Exhibit 10.4 to KeySpan's Form 10-Q for the quarterly period ended June 30, 2004)

4.60 Amendment, Assignment and Assumption Agreement, dated as of September 29, 1997, by and among The Brooklyn Union Gas Company, Long Island Lighting Company and KeySpan Energy Corporation (filed as Exhibit 2.5 to Schedule 13D by Long Island Lighting Company on October 24, 1997)

10.1 Agreement and Plan of Merger, dated as of June 26, 1997, by and among BL Holding Corp., Long Island Lighting Company, Long Island Power
          Authority and LIPA Acquisition Corp. (filed as Annex D to the Joint Registration Statement on Form S-4 of The Brooklyn Union Gas Company and Long Island Lighting Company, Registration No. 333-30353 on June 30, 1997)

10.2 Management Services Agreement between Long Island Power Authority and Long Island Lighting Company dated as of June 26, 1997 (filed as Annex D to the Joint Registration Statement on Form S-4 of The Brooklyn Union Gas Company and Long Island Lighting Company, Registration No. 333-30353 on June 30, 1997)

10.3 Amendment, dated as of March 29, 2002, to Management Services Agreement between Long Island Lighting Company d/b/a LIPA and KeySpan Electric Services LLC dated as of June 26, 1997 (filed as Exhibit 10.4-b to KeySpan's Form 10-K for the year ended December 31, 2002)

10.4 Management Services Agreement dated as of January 1, 2006 between the Long Island Lighting Company ("LILCO") d/b/a LIPA and KeySpan Electric Services LLC (filed as Exhibit 10.1 to KeySpan's Form 8-K filed on February 6, 2005)

10.5 Power Supply Agreement between Long Island Lighting Company and Long Island Power Authority dated as of June 26, 1997 (filed as Annex D to the Joint Registration Statement on Form S-4 of The Brooklyn Union Gas Company and Long Island Lighting Company, Registration No. 333-30353 on June 30, 1997)

10.6 Energy Management Agreement between Long Island Lighting Company and Long Island Power Authority dated as of June 26, 1997 (filed as Annex D to Registration Statement on Form S-4, No. 333-30353, on June 30,
          1997)

10.7 Amendment, dated as of March 29, 2002, to Energy Management Agreement between Long Island Lighting Company d/b/a LIPA and KeySpan Energy Trading Services LLC dated as of June 26, 1997 (filed as Exhibit 10.6-b to KeySpan's Form 10-K for the year ended December 31, 2002)


10.8 Generation Purchase Rights Agreement between Long Island Lighting Company and Long Island Power Authority dated as of June 26, 1997 (filed as Exhibit 10.17 to KeySpan's Form 10-K for the year ended December 31, 2001)

10.9 Amendment, dated as of March 29, 2002, to Generation Purchase Rights Agreement by and between KeySpan Corporation, as Seller, and Long Island Lighting Company d/b/a LIPA, as Buyer, dated as of June 26, 1997 (filed as Exhibit 10.1 to KeySpan's Form 10-Q for the quarterly period ended March 31, 2002)

10.10 Generation Purchase Right Extension Agreement between KeySpan and the Long Island Power Authority dated as of March 28, 2005 (filed as
          Exhibit 10.1 to KeySpan's Form 10-Q for the quarterly period ended March 31, 2005)

10.11 Option Agreement dated as of January 1, 2006 between LILCO d/b/a LIPA and KeySpan Electric Services LLC (filed as Exhibit 10.2 to KeySpan's Form 8-K filed on February 6, 2005)

10.12 Settlement Agreement dated as of January 1, 2006 among KeySpan, KeySpan Generation LLC, KeySpan Electric Services LLC, KeySpan Energy Trading Services LLC and LIPA (filed as Exhibit 10.3 to KeySpan's Form 8-K filed on February 6, 2005)

10.13 Agreement of Lease between Forest City Jay Street Associates and The Brooklyn Union Gas Company dated September 15, 1988 (filed as an
          Exhibit to The Brooklyn Union Gas Company's Form 10-K for the year ended September 30, 1996)

10.14 Second Amendment, dated as of March 24, 2005, to the Lease Agreement dated as of September 15, 1998 between The Brooklyn Union Gas Company and Forest City Jay Street Associates, L.P. (filed as Exhibit 10 to KeySpan's Form 8-K dated as of March 30, 2005)

10.15 ISDA Master Agreement, dated as of January 18, 2006, between KeySpan Corporation and Morgan Stanley Capital Group Inc. (filed as Exhibit
          10.1 to KeySpan's Form 8-K dated January 24, 2006)

10.16 Restated Exploration Agreement between The Houston Exploration Company and KeySpan Exploration and Production, L.L.C. dated June 30, 2000 (filed as Exhibit 10.1 to The Houston Exploration Company's Form 10-Q for the quarter ended September 30, 2000, File No. 001-11899)

10.17 Distribution Agreement, dated June 2, 2004, by and among The Houston Exploration Company, Seneca-Upshur Petroleum, Inc., THEC Holdings Corp. and KeySpan Corporation (filed as Exhibit 99.2 to The Houston Exploration Company's Form 8-K dated as of June 3, 2004)

10.18 Asset Contribution Agreement, dated June 2, 2004, between The Houston Exploration Company and Seneca-Upshur Petroleum, Inc. (filed as
          Exhibit 99.3 to The Houston Exploration Company's Form 8-K dated as of June 3, 2004)

10.19 Tax Matters Agreement, dated June 2, 2004, by and among The Houston Exploration Company, Seneca-Upshur Petroleum, Inc., THEC Holdings Corp. and KeySpan Corporation (filed as Exhibit 99.4 to The Houston Exploration Company's Form 8-K dated as of June 3, 2004)

10.20 Share Sale and Purchase Agreement dated February 25, 2005 with BG Energy Holdings Limited and Premier Transmission Financing Public Limited Company (filed as Exhibit 10.37 to KeySpan's Form 10-K for the year ended December 31, 2004)

10.21 Purchase Agreement, dated January 28, 2005, among Robert B. Snyder, Frank J. Sullivan, Robert B. Snyder, Jr., Philip J. Andreoli, William
          J. McKean, Binsky & Snyder, LLC, Binsky & Snyder Service, LLC and KeySpan Business Solutions, LLC (filed as Exhibit 10.35 to KeySpan's Form 10-K for the year ended December 31, 2004)

10.22 Purchase Agreement, dated February 11, 2005, among WDF Holding Corp., WDF, Inc. and KeySpan Business Solutions, LLC (filed as Exhibit 10.36 to KeySpan's Form 10-K for the year ended December 31, 2004)

                             Compensation Agreements
                             -----------------------

10.23*    Cash Compensation for Non-Management Directors of KeySpan

10.24* Base Salaries of Named Executive Officers of KeySpan in effect as of February 23, 2006

10.25 Employment Agreement, dated February 24, 2005, between KeySpan and Robert B. Catell (filed as Exhibit 10.10 to KeySpan's Form 10-K for the year ended December 31, 2004)

10.26 Employment Agreement, dated January 1, 2005, between KeySpan and Anthony Sartor (filed as Exhibit 10.01 to KeySpan's Form 8-K dated as of January 4, 2005)

10.27 Supplemental Retirement Agreement, dated January 1, 2005, between KeySpan and Anthony Sartor (filed as Exhibit 10.12 to Company's Form 8-K dated as of January 4, 2005)

10.28 Supplemental Retirement Agreement, dated July 1, 2002, between KeySpan and Steven L. Zelkowitz (filed as Exhibit 10.12 to KeySpan's Annual Report on Form 10-K for the year ended December 31, 2002)

10.29 Supplemental Retirement Agreement, dated July 1, 2002, between KeySpan and Gerald Luterman (filed as Exhibit 10.11 to KeySpan's Annual Report on Form 10-K for the year ended December 31, 2002)

10.30 Supplemental Retirement Agreement, dated July 1, 2002, between KeySpan and David J. Manning (filed as Exhibit 10.13 to KeySpan's Annual Report on Form 10-K for the year ended December 31, 2002)

10.31 Supplemental Retirement Agreement, dated July 1, 2002, between KeySpan and Elaine Weinstein (filed as Exhibit 10.15 to KeySpan's Annual Report on Form 10-K for the year ended December 31, 2002)

10.32     Directors'  Deferred  Compensation Plan effective April 2003 (filed as
          Exhibit 10.16 to KeySpan's Annual Report on Form 10-K for the year ended December 31, 2003)

10.33     Officers'  Deferred Stock Unit Plan of KeySpan  Corporation  (filed as
          Exhibit 10.17 to KeySpan's Annual Report on Form 10-K for the year ended December 31, 2002)

10.34     Officers' Deferred Stock Unit Plan of KeySpan Services, Inc. (filed as
          Exhibit 10.18 to KeySpan's Annual Report on Form 10-K for the year ended December 31, 2002)

10.35     Corporate Annual Incentive Compensation and Gainsharing Plan (filed as
          Exhibit 10.20 to KeySpan's  Form 10-K for the year ended  December 31,
          2000)

10.36* Corporate Annual Incentive Compensation Plan Target Performance Award Level for Fiscal Year 2006

10.37 Senior Executive Change of Control Severance Plan effective as of October 29, 2003 (filed as Exhibit 10.20 to KeySpan's Form 10-K for the year ended December 31, 2003)

10.38 KeySpan's Amended Long-Term Performance Incentive Compensation Plan (filed as Exhibit A to KeySpan's 2001 Proxy Statement filed on March 23, 2001)

10.39*    KeySpan's   Long-Term   Performance   Incentive    Compensation   Plan
          Performance Target Award Level for Fiscal 2006

14 Code of Ethics (filed as Exhibit 14 to KeySpan's Annual Report on Form 10-K for the year ended December 31, 2003).

21*       Subsidiaries of the Registrant

23.1* Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

24.1*     Power of Attorney  executed by Andrea S.  Christensen  on February 22,
          2006

24.2*     Power of Attorney executed by Robert J. Fani on February 22, 2006

24.3*     Power of Attorney executed by Alan H. Fishman on February 22, 2006

24.4*     Power of Attorney executed by James R. Jones on February 22, 2006

24.5*     Power of Attorney executed by James L. Larocca on February 22, 2006

24.6*     Power of Attorney executed by Gloria C. Larson on February 22, 2006

24.7*     Power of Attorney executed by Stephen W. McKessy on February 22, 2006

24.8*     Power of Attorney executed by Edward D. Miller on February 22, 2006

24.9*     Power of Attorney executed by Vikki L. Pryor on February 22, 2006

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

KEYSPAN CORPORATION
(Registrant)


Signature:                                                    Date:

By: /s/Gerald Luterman                                        February 28, 2006
    ------------------
Gerald Luterman
Executive Vice President
and Chief Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures:                                                   Date:


By: /s/Robert B. Catell                                       February 28, 2006
    ---------------------------
Robert B. Catell
Chairman of the Board of Directors
and Chief Executive Officer


By: /s/Gerald Luterman                                        February 28, 2006
    ------------------
Gerald Luterman
Executive Vice President and
Chief Financial Officer


By: /s/Theresa A. Balog                                       February 28, 2006
    -------------------
Theresa A. Balog
Vice President and
Chief Accounting Officer

*
---------------------
Andrea S. Christensen
Director


*
---------------------
Robert J. Fani
President, Chief Operating Officer and Director


*
---------------
Alan H. Fishman
Director



*
--------------
James R. Jones
Director


*
----------------
James L. Larocca
Director


*
----------------
Gloria C. Larson
Director


*
------------------
Stephen W. McKessy
Lead Director


*
----------------
Edward D. Miller
Director


*
--------------
Vikki L. Pryor
Director

* Such signature has been affixed pursuant to a Power of Attorney filed as an exhibit hereto and incorporated herein by reference thereto