Form 10-K/A
period 2005-12-31
KEYSPAN CORP
filed 2006-04-28
CIK 1062379

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                                  ANNUAL REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
             For the transition period from __________ to _________

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

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                              Yes[X]      No[ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                              Yes[X]      No[ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                              Yes[X]      No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                              Yes[ ]      No[X]

Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filler.

Large accelerated filer [X]   Accelerated filer [ ]   Non-accelerated filer [ ]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Act).                                       Yes[X]      No[ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates (174,404,797 shares) of the registrant was $7,002,352,599.55 based on the closing price of the New York Stock Exchange on April 24, 2006, of $40.15 per share.

As of April 24, 2006, there were 174,960,377 shares of common stock, $.01 par value, outstanding.

                                EXPLANATORY NOTE

This Amendment No. 1 to the KeySpan Corporation ("KeySpan") Form 10-K for the year ended December 31, 2005 (the "2005 10-K Amendment") is being filed to include certain information required in Part III, Items 10, 11, 12 and 13 that we intended to incorporate by reference from our 2006 Proxy Statement. We are filing this 2005 10-K Amendment to include such information since our 2006 Proxy Statement will not be filed within the requisite time period allowing such incorporation by reference.


                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............2
ITEM 11.  EXECUTIVE COMPENSATION..........................................9
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS.....................16
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................18
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.........................22
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES........................23

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of KeySpan

The following individuals were elected as directors of KeySpan at our last annual meeting of shareholders held on May 20, 2005, to hold such position for a one year term or until his or her successor is duly elected or chosen and qualified:

Robert B. Catell - Age 69 - Director since May 1998

Chairman and Chief Executive Officer of KeySpan Corporation since July 1998. Joined KeySpan's subsidiary, The Brooklyn Union Gas Company, in 1958 and was elected Assistant Vice President in 1974, Vice President in 1977, Senior Vice President in 1981 and Executive Vice President in 1984. Elected Brooklyn Union's Chief Operating Officer in 1986 and President in 1990. Served as President and Chief Executive Officer from 1991 to 1996. He was then elected Chairman and Chief Executive Officer in 1996 and held such position through the transformation of Brooklyn Union to KeySpan. He served as President and Chief Operating Officer of KeySpan from May 1998 through July 1998 and was then elected as the Chairman in July 1998. Serves on the boards of Alberta Northeast Gas, Ltd., Edison Electric Institute, New York State Energy Research and Development Authority, the Business Council of New York State, Inc. and the New York City Partnership, and as Chairman of the Long Island Association. Served on the board of J & W Seligman through November 2005. Mr. Catell also serves on the board of directors of The Houston Exploration Company (NYSE:THX), Independence Community Bank (NASDAQ:ICBC) and Keyera Energy Management Ltd. (TSX:KEY.UN).

Andrea S. Christensen - Age 66 - Director since January 2001

Special Counsel to the law firm of Kaye Scholer LLP since January 1, 2005. Previously was a partner of Kaye Scholer LLP since 1976. Joined that firm in 1968 and previously was an associate with the law firm of Kelley, Drye & Warren. Adjunct Professor at New York University School of Law from 1984 to 1994. Member of the Association of the Bar of the City of New York, American Bar Association and International Society for Labor Law and Social Security. Former Chairperson of New York County Lawyers Association Committee on Labor Relations. Served as a director of Brooklyn Union from 1980 to 2000, and the American Arbitration Association from 1988 to 1999. Serves as a Member of the board of Inwood House since 2000.

Robert J. Fani - Age 52 - Director since January 2005

President and Chief Operating Officer of KeySpan since October 2003. Joined KeySpan's subsidiary, The Brooklyn Union in 1976 and has since held a variety of management positions in distribution, engineering, planning, marketing, and business development. Elected Vice President in 1992 and promoted to Senior Vice President of Marketing and Sales in 1997 and was responsible for all marketing, sales, rate and regulation activities. In September 1999, he became Senior Vice President for Gas Operations and was promoted to Executive Vice President for Strategic Services in February 2000 and then to President of the KeySpan Energy

Services  and Supply  Group in 2001  until  assuming  his  current  position  as
President and Chief Operating Officer. Former Director of The Houston Exploration Company (NYSE:THX) and serves as a director of the New York Building Congress, the City College of New York, Stony Brook University and the Energy Partnership of Long Island. He is also a member of the Society of Gas Lighters and sits on the Board of the Gas Technology Institute.

Alan H. Fishman - Age 60 - Director since May 1998

President, Chief Executive Officer and a director of Independence Community Bank Corp. (NASDAQ:ICBC), the parent savings and loan holding company of Independence Community Bank, since March 2001. Joined Chemical Bank in 1969, named Chief Financial Officer in 1979 and elected Senior Vice President responsible for worldwide investment banking activities in 1983. Joined Neuberger & Berman in 1988 and was responsible for an investment partnership. Joined American International Group, Inc. in 1989 as Senior Vice President of AIG. Joined the firm of Adler & Shaykin in 1990 as a Managing Partner. Former Managing Partner and founder of Columbia Financial Partners, L.P. in 1992. President and Chief Executive Officer of ContiFinancial Corporation from July 1999 to March 2001. Chairman of the Brooklyn Academy of Music and the Brooklyn Navy Yard.

James R. Jones - Age 66 - Director since May 1998

Co-Chairman and Chief Executive Officer of Manatt Jones Global Strategies, LLP since October 2001 and Chairman of GlobeRanger Corporation since September 1999. Senior Counsel to the law firm of Manatt, Phelps & Phillips, LLP from March 1999 to present. Retired as President of Warnaco, Inc. - International Division in 1998. Director of Anheuser Busch (NYSE:BUD) since 1998 and Kansas City Southern (NYSE:KSU) since 1997. White House Staff, Special Assistant and Appointments Secretary from 1965 to 1969 and Congressman from Oklahoma from 1973 to 1987. Partner in the law firm of Dickstein Shapiro Morin & Oshinsky LLP from 1987 to 1989. Chairman and Chief Executive Officer of the American Stock Exchange from 1989 to 1993. Served as United States Ambassador to Mexico from 1993 to 1997.

James L. Larocca - Age 62 - Director since January 2001

Distinguished Professor of Public Policy and former Dean of the College at Long Island University's Southampton Graduate Campus since April 2000 and Adjunct Professor of Public Policy at Hofstra University since January 1999. Practiced law with the firm of Cullen and Dykman immediately prior to his appointment to Southampton College. Served in the cabinets of two New York State governors as Commissioner of Transportation, Commissioner of Energy, Director of Federal Affairs, Trustee of the New York Power Authority and Chairman of the Energy Research and Development Authority. Served as the President of the Long Island Association from 1985 to 1993. Served as a director of Brooklyn Union from 1992 to 1993 and from 1995 to 2000. Former director of European American Bank and ContiFinancial Corporation. Current director and past Chairman of the Long Island Nature Conservancy.

Gloria C. Larson - Age 55 - Director since June 2003

Partner and Co-chair of the Government Practices Group at the law firm of Foley Hoag LLP. Has held senior positions within the federal government and the Commonwealth of Massachusetts government, including serving as the Massachusetts Secretary of Economic Affairs, Deputy Director of Consumer Protection and legal counsel for the Federal Trade Commission. Current Chairperson of the Massachusetts Convention Center Authority since 1998. Director of RSA Security, Inc. (NASDAQ:RSAS) and Unum Provident Corp. (NYSE:UNM). Serves as a member of the Rose F. Kennedy Greenway Conservancy board, as well as several Boston-based not-for-profit organizations, including the Massachusetts Technology Collaborative, Greater Boston Chamber of Commerce and the Massachusetts Women's Forum. Serves as Chair of the New England Council's e-commerce privacy task force and is the Co-Chair of the board of directors of MassINC.

Stephen W. McKessy - Age 68 - Director since May 1998

Elected as the Lead Director of KeySpan effective January 1, 2006. Retired partner of PricewaterhouseCoopers. Served in various management and leadership positions at PricewaterhouseCoopers from 1960 to 1997. Serves as a director of The Houston Exploration Company (NYSE:THX), and the Boy Scouts of America. Member of the board of advisors of St. John's University College of Business Administration, past president and current member of the board of governors of the Silver Spring Country Club, and member of the Property Owners Association at SailFish Point, Florida.

Edward D. Miller - Age 65 - Director since May 1998

Served as a member of the supervisory board and senior advisor to the Chief Executive Officer of AXA Group from June 2001 to April 2003. Served as President and Chief Executive Officer of AXA Financial, Inc. from August 1997 through May 2001. Chairman and Chief Executive Officer of The Equitable Life Assurance Society, the principal insurance subsidiary of AXA Financial, Inc., from August 1997 through May 2001. Served as Senior Vice Chairman of The Chase Manhattan Bank from 1996 through 1997. Serves as a member of the board of directors of American Express Company (NYSE:AXP), Topps Company, Incorporated (NASDAQ:TOPP), and Korn/Ferry International (NYSE:KFY). Member of the board of governors of the United Way of Tri-State and Chairman of the board of directors of Phoenix House. Trustee of the Inner-City Scholarship Fund, the New York City Police Foundation, Pace University and the New York Blood Center. Chairman of the New York City Partnership's Security and Risk Management Task Force.

Vikki L. Pryor - Age 52 - Director since March 2004

President and Chief Executive Officer of SBLI USA Mutual Life Insurance Company, Inc. and its family of companies since 1999. Served as Senior Vice President of Oxford Health Plans from June 1998 to January 1999. Served in various Senior Vice President and Vice President positions at Blue Cross Blue Shield of Massachusetts from 1993 to 1997. Served as Director and in a variety of senior level positions at Allstate Life Insurance Company from 1986 to 1992. Served in various positions including acting assistant district counsel, senior attorney and associate in the Office of Chief Counsel of the Internal Revenue Service, Chicago office, from 1978 to 1986. Served on the boards of the Life Insurance Council of New York (LICONY), New Jersey Chamber of Commerce, UST Corporation and the Pension Reserves Investment Management board. Serves on the Dean's Advisory Council of the University at Buffalo Law School. Ms. Pryor is also a member of the board of the New York City Partnership and serves on the board of River Source Funds, a mutual fund company.

Audit Committee

The Audit Committee provides oversight with respect to the quality and integrity of our financial statements; compliance with legal and regulatory requirements; the independent auditor's qualifications and independence; the performance of our internal audit function and independent auditors, our business practices, risk assessment and risk management, and the preparation of the Audit Committee report required to be included in our annual proxy statement. Pursuant to the rules of New York Stock Exchange ("NYSE") all members of the Audit Committee of our board of directors are independent directors. Our board of directors has determined that Mr. Fishman and Ms. Pryor meet the qualifications of an "audit committee financial expert," as that term is defined by the rules of the Securities and Exchange Commission ("SEC"). In addition, our board of directors has determined that Mr. Fishman, Mr. McKessy and Ms. Pryor have "accounting or related financial management expertise," in accordance with the NYSE corporate governance standards rules, section 303A.07. Each of the members of the Audit Committee is financially literate, in accordance with the NYSE corporate governance standards rules, section 303A.07. None of the Audit Committee members simultaneously serves on the audit committees of more than three public companies. The Audit Committee is composed of five independent directors and operates under a written charter adopted by our board of directors, as amended and restated as of January 26, 2006; and can be found on the Investor Relations section of our website at http://www.keyspanenergy.com or directly at our corporate governance website (http://governance.keyspanenergy.com). The Audit Committee is comprised of Mr. Fishman, Ms. Christensen, Mr. Larocca, Mr. McKessy and Ms. Pryor.

Director Independence

Pursuant to our Corporate Governance Guidelines, which can be found on the Investor Relations section of our website at http://www.keyspanenergy.com or
directly        on        our        corporate         governance        website
(http://governance.keyspanenergy.com), our board undertook a review of director independence. As a result of this review, our board affirmatively determined that all of the directors are independent under the standards set forth in the Corporate Governance Guidelines, and the relevant NYSE and SEC rules and regulations, with the exception of Robert B. Catell and Robert J. Fani. Mr. Catell can not be deemed independent under the Corporate Governance Guidelines or applicable rules and regulations because he serves as Chief Executive Officer of the Corporation. Mr. Fani can not be deemed independent under the Corporate Governance Guidelines or applicable rules and regulations because he serves as Chief Operating Officer and President of the Corporation.

The basis for our board's determination that the independent directors are indeed independent is set forth in our Corporate Governance Guidelines and is set forth, in relevant part, below:

     At all times, a majority of the directors shall be independent directors under the rules of the NYSE and the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder. The following guidelines are established to assist our board in determining the independence of a director:

     a. A director will not be considered independent if, within the preceding three years: (i) the director was employed by KeySpan or one of its subsidiaries; (ii) an immediate family member of the director was employed by KeySpan as an officer; (iii) the director received more than $100,000 in direct compensation from KeySpan or its subsidiaries, other than for board service or pension or deferred compensation; (vi) an immediate family member of the director received more than $100,000 in direct compensation from KeySpan or its subsidiaries, other than for Board service or pension or deferred compensation; (v) the director was employed by or affiliated with KeySpan's independent auditor; (vi) an immediate family member of the director was employed by KeySpan's independent auditor; (vii) the director was employed as an executive officer of another company where any of KeySpan's officers serve on that company's compensation committee; or (viii) an immediate family member of the director was employed as an executive officer of another company where any of KeySpan's officers serve on that company's compensation committee;

     b. A director will not be considered independent if: (i) the director or an immediate family member of the director currently serves as an executive officer of another company that does business with KeySpan and the annual sales to, or purchases from, KeySpan in any of the preceding three years, exceeds the greater of $1 million or two percent of the annual consolidated gross revenues of the company; (ii) the director is an executive officer of another company which is indebted to KeySpan, or to which KeySpan is indebted, and the total amount of either company's indebtedness to the other is greater than one percent of the total consolidated assets of the company he or she serves as an executive officer; and (iii) if a director serves as an officer, director or trustee of a tax exempt organization, and KeySpan's charitable contributions to the organization are greater than $1 million or two percent of that organization's total consolidated gross revenues. The Board will annually review all commercial and charitable relationships of the directors.

          For relationships not covered by the guidelines in subsection (b) above, the determination of whether the relationship is material or not, and therefore whether the director would be independent or not, shall be made by the directors who satisfy the independence guidelines set forth in subsections (a) and (b) above. For example, if a director is the chief executive officer of a company that purchases products and services from KeySpan that are not more than two percent of that company's annual revenues, the independent directors could determine, after considering all of the relevant circumstances, whether such a relationship was material or immaterial, and whether the director would therefore be considered independent.

          KeySpan will not make any personal loans or extensions of credit to directors or officers.

Our directors complete and submit an annual director questionnaire to identify and assess relationships so that the entire Board can determine independence under these standards. The directors also complete and submit an annual statement  that  they are in  compliance  with our  Corporate  Policy  Statement
Concerning Ethical Business Conduct and our Corporate Policy Statement Concerning Affiliate Transactions. In addition, in 2006, the directors adopted and will now annually certify that they have, and continue to agree to comply with, the KeySpan Corporation Board Of Directors Code of Ethics which sets forth standards of diligence, loyalty, good faith and the avoidance of conflicts of interests for the directors.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires KeySpan's directors, executive officers and persons who own more than ten percent (10%) of a registered class of KeySpan's equity securities to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of common stock and other equity securities of KeySpan. Executive officers, directors and greater than ten percent (10%) shareholders are required by SEC regulation to furnish KeySpan with copies of all Section 16(a) forms that they file.

To KeySpan's knowledge, based solely on review of information furnished to us, reports filed through KeySpan and representations that no other reports were required, all Section 16(a) filing requirements applicable to our directors, executive officers and greater than ten percent (10%) beneficial owners were complied with during the twelve-month period ended December 31, 2005, except that a Form 4 Report was filed late to disclose a transaction by John J. Haran, an executive officer of us, in which Mr. Haran transferred shares out of the KeySpan 401(k) plan to another investment.

Codes of Ethics

We adopted a code of ethics applicable to our directors, a code of ethics applicable to our senior financial officers, and an ethical business conduct statement applicable to all of our directors, officers and employees. Our codes of ethics, ethical business conduct statement, corporate governance guidelines and committee charters can each be found on the Investor Relations section of our website, (http://www.keyspanenergy.com) or directly at the Corporation's corporate governance website (http://governance.keyspanenergy.com), and provide information on the framework and high standards set by us relating to our corporate governance. Additionally, these documents are available in print to any stockholder requesting a copy. The codes of ethics, ethical business conduct statement, corporate governance guidelines and committee charters have all been approved by the board of directors and are vital to securing the confidence of our stockholders, customers, employees, governmental authorities and the investment community.

ITEM 11. EXECUTIVE COMPENSATION

Director Compensation

The directors receive the following compensation:

     o    Non-employee directors:

               $43,500 annual retainer;
               $2,000 committee meeting fee;
               $5,000 committee chairman retainer;
               $10,000 audit committee chairman retainer;
               $10,000 Lead Director retainer; and
               $64,000 in common stock equivalents granted under the Directors' Deferred Compensation Plan.

     o    Employee directors:

               Receive no additional compensation for serving on the Board or its committees.

Directors' Deferred Compensation Plans

The board of directors has adopted Directors' Deferred Compensation Plans (pre 2005 and post 2004 plans) to directly align the non-employee directors' financial interest with those of the shareholders. The Directors' Deferred Compensation Plans provide all non-employee directors with the opportunity to defer any portion of their cash compensation received as directors, in exchange for common stock equivalents or into a deferred cash account. Common stock equivalents are valued by utilizing the average of the high and low price per share of our common stock on the first trading day of the quarter following the quarter in which contributions are received. Dividends are paid on common stock equivalents in additional common stock equivalents in the same proportion as dividends paid on common stock. Compensation not deferred and exchanged for common stock equivalents may be deferred into a cash account bearing interest at the prime rate. Additionally, a director may elect to invest his or her compensation by participating in the KeySpan Investor Program (a dividend reinvestment plan). Upon retirement, death or termination of service as a director, all amounts in a director's common stock equivalent account and/or cash account shall, at the director's election, (i) be paid in a lump sum in cash; (ii) be deferred for up to five years; and/or (iii) be paid in the number of annual installments, up to ten, specified by the director. Our current non-employee directors are not entitled to benefits under any of our retirement plan.

In addition, directors are required to own shares of our stock (i.e., common stock, deferred stock units and/or common stock equivalents) with a value equal to five times the directors' annual retainer within five years of being elected to our board of directors.

Executive Officers Compensation

Summary Compensation Table

The following table presents the annual compensation paid to the Chief Executive Officer and the four other most highly compensated executive officers, or the "named executive officers".

------------------------------------------------------------------------------------------------------------------------------------
                                        Annual Compensation                        Long-Term Compensation
------------------------------------------------------------------------------------------------------------------------------------
                                                              Other
                                                              Annual    Restricted                           LTIP
                                                              Comp-       Stock               Shares          Pay-      All Other
                                 Salary        Bonus         ensation     Awards            Underlying        out     Compensation
    Name                Year      ($)          ($)(1)          ($)         ($)                Options         ($)          ($)
------------------------------------------------------------------------------------------------------------------------------------
Robert B. Catell        2005   1,073,500   1,047,343(2)    186,135(3)      0(4)                  0             0     127,070(5)(6)
Chairman & Chief        2004   1,032,231   1,056,938(7)    171,574(8)      0               225,100(9)          0     132,893(10)(11)
Executive Officer       2003     938,000   1,089,056(12)   165,489(13)     0               208,800(14)(15)     0     136,105(16)(17)
------------------------------------------------------------------------------------------------------------------------------------
Robert J. Fani          2005     729,807     545,573(2)    164,949(3)      0(4)            125,800(18)         0     62,553(5)(6)
President & Chief       2004     618,269     452,485(7)    134,336(8)      0                95,600(9)          0     51,878(10)(11)
Operating Officer       2003     450,000     307,958(12)   129,377(13)     0                69,500(14)(15)     0     35,807(16)(17)
------------------------------------------------------------------------------------------------------------------------------------
Wallace P. Parker Jr.   2005     585,576     361,902(2)    148,660(3)      0(4)             88,600(18)         0     46,750(5)(6)
President, KeySpan      2004     546,152     386,515(7)    147,752(8)      0                74,700(9)          0     47,417(10)(11)
Energy Delivery and     2003     450,000     348,288(12)   139,314(13)     0                69,500(14)         0     43,448(16)(17)
KeySpan Services
------------------------------------------------------------------------------------------------------------------------------------
Steven L. Zelkowitz     2005     542,230     372,768(2)    136,672(3)      0(4)             88,600(18)         0     42,990(5)(6)
President, Energy       2004     469,884     323,180(7)    136,880(8)      0                59,600(9)          0     41,198(10)(11)
Assets and Supply       2003     392,000     278,750(12)    40,914(13)     0                43,300(14)         0     36,225(16)(17)
Group
------------------------------------------------------------------------------------------------------------------------------------
Gerald Luterman         2005     462,153     462,355(2)    13,350(3)       196,250(4)(19)   54,800(18)         0     42,870(5)(6)
Executive Vice          2004     419,231     248,559(7)    13,628(8)       0                41,500(9)          0     30,763(10)(11)
President & CFO         2003     375,000     387,496(12)   9,009(13)       0                43,300(14)(15)     0     28,899(16)(17)
------------------------------------------------------------------------------------------------------------------------------------

(1) Bonus awards paid each year are attributable to performance during the previous year.

(2) Bonus awards paid in 2005 include amounts deferred by the named executive officers into the Officers' Deferred Stock Unit Plan as follows: R. B. Catell - $523,672; R. J. Fani - $272,787; W. P. Parker Jr. - $180,951; S.
     L. Zelkowitz - $186,384; and G. Luterman - $104,942.

(3) The amounts include the value of a chauffeured car for commutation and all other perquisites in the following respective amounts: R. B. Catell - $163,175, $22,960; R. J. Fani - $149,746, $15,203; W. P. Parker Jr. -
     $128,005,  $20,655; S. L. Zelkowitz - $126,277,  $10,395; and G. Luterman -
     $10,450 and $2,900 for a leased vehicle and all other perquisites, respectively.

(4) As of December 31, 2005, the aggregate value of the restricted stock awards and number of restricted stock awards previously awarded and held by each of the named executive officers are as follows: R. B. Catell - $570,183; 15,976 shares; R. J. Fani - $183,339; 5,137 shares; W. P. Parker Jr. -
     $183,339;  5,137 shares; S. L. Zelkowitz - $125,664;  3,521 shares;  and G.
     Luterman - $310,645; 8,704 shares. The aggregate restricted stock values are based on the closing price per share of $35.69 at December 31, 2005.

(5) Amounts are also comprised of the value of a 20% match provided by us in 2005 on amounts payable under our Corporate Annual Incentive Compensation and Gain Sharing Plan but deferred by the named executive officers into the Officers' Deferred Stock Unit Plan. The amounts attributable to each of the named executive officers are as follows: R. B. Catell - $104,734; R. J. Fani - $54,557; W. P. Parker Jr. - $36,190; S.L. Zelkowitz - $32,277; and
     G. Luterman - $20,988.

(6) The amounts are also comprised of the cost of life insurance paid by us and allocated to the named executive officers for income tax reporting purposes. The amounts attributable to each of the named executive officers during 2005 with respect to the cost of life insurance paid are as follows:
     R. B. Catell - $22,336; R. J. Fani - $7,996; W. P. Parker Jr. - $10,560; S.
     L. Zelkowitz - $10,713; and G. Luterman - $21,882.

(7) Bonus awards paid in 2004 include amounts deferred by the named executive officers into the Officers' Deferred Stock Unit Plan as follows: R. B. Catell - $528,469; R. J. Fani - $226,242; W. P. Parker Jr. - $193,257; S.
     L. Zelkowitz - $161,590; and G. Luterman - $74,567.

(8) The amounts include the value of a chauffeured car for commutation and all other perquisites in the following respective amounts: R. B. Catell - $149,437, $22,137; R. J. Fani - $125,145, $9,191; W. P. Parker Jr. -
     $133,832, $13,920; S. L. Zelkowitz - $124,074, - $12,806; and G. Luterman -
     $10,728 and $2,900 for a leased vehicle and all other perquisites, respectively.

(9) The amounts are comprised of stock options granted on March 10, 2004, based on the closing price as of such date. The options shall vest pro-rata over a 5 year period with a 10 year exercise period. Vesting may accelerate in the third year based upon achievement of certain goals.

(10) The amounts are also comprised of the cost of life insurance paid by us and allocated to the named executive officers for income tax reporting purposes. The amounts attributable to each of the named executive officers during 2004 with respect to the cost of life insurance paid are as follows:
     R. B.  Catell - $27,200;  R. J. Fani - $6,630;  W. P.  Parker Jr. - $8,766;
     S.L. Zelkowitz - $8,880; and G. Luterman - $15,850.

(11) Amounts are also comprised of the value of a 20% match provided by us in 2004 on amounts payable under our Corporate Annual Incentive Compensation and Gain Sharing Plan but deferred by the named executive officers into the Officers' Deferred Stock Unit Plan. The amounts attributable to each of the named executive officers are as follows: R. B. Catell - $105,693; R. J. Fani - $45,248; W. P. Parker Jr. - $38,651; S.L. Zelkowitz - $32,318; and
     G. Luterman - $14,913.

(12) Bonus awards paid in 2003 include amounts deferred by the named executive officers into the Officers' Deferred Stock Unit Plan as follows: R. B. Catell - $544,528; R. J. Fani - $153,978; W. P. Parker Jr. - $174,144; S.
     L. Zelkowitz - $139,375; and G. Luterman - $71,873.

(13) The amounts include the value of a chauffeured car for commutation and all other perquisites in the following respective amounts: R. B. Catell - $141,939, $23,550; R. J. Fani - $118,092, $11,285; W. P. Parker Jr. -
     $124,451,  - $14,863; S. L. Zelkowitz - $31,497,  $9,417; and G. Luterman -
     $7,814 and $1,195 for a leased vehicle and all other perquisites, respectively.

(14) The amounts are comprised of stock options granted on March 5, 2003, based on the closing price as of March 5, 2003. The options shall vest pro-rata over a 5 year period with a 10 year exercise period from the date of the grant. Vesting would have accelerated in the third year based upon achievement of certain goals, however such goals were not met and such acceleration did not occur.

(15) The named executive officer also received 2,000 stock options on September 22, 2003 and 2,000 shares of restricted stock on November 7, 2003 granted by The Houston Exploration Company (a former subsidiary) as compensation for such person's service as a director of The Houston Exploration Company.

(16) Amounts are comprised of the cost of life insurance paid by us and allocated to the named executive officers for income tax reporting purposes. The amounts attributable to each of the named executive officers during 2003 are as follows: R. B. Catell - $27,200; R. J. Fani - $5,012; W.
     P. Parker Jr. - $8,620; S.L. Zelkowitz - $8,350; and G. Luterman - $14,524.

(17) Amounts are also comprised of the value of a 20% match provided by us in 2003 on amounts payable under our Corporate Annual Incentive Compensation and Gain Sharing Plan but deferred by the named executive officers into the Officers' Deferred Stock Unit Plan. The amounts attributable to each of the named executive officers are as follows: R. B. Catell - $108,905; R. J. Fani - $30,795; W. P. Parker Jr. - $34,828; S.L. Zelkowitz - $27,875; and
     G. Luterman - $14,375.

(18) The amounts are comprised of stock options granted on February 24, 2005, based on the closing price as of such date. The options shall vest pro-rata over a 5 year period with a 10 year exercise period. Vesting may accelerate in the third year based upon achievement of certain goals.

(19) On February 24, 2005, Mr. Luterman was granted a special recognition award of 5,000 shares of restricted stock. The restricted stock has a two year restriction period, including all dividends paid on the restricted stock. The value is based on the closing price per share of $39.25 on the grant date.

Stock Option Grants in Last Calendar Year

The following table provides information on stock option grants during 2005 for the named executive officers and the grant date present value of such officers' unexercised options at December 31, 2005:

------------------ -------------------------- -------------------- ----------------- -------------------------- -------------------
                                                    Percent of
                          Number of                   Total                                                         Grant Date
                         Securities                  Number of           Option                                       Present
                         Underlying                   Options           Exercise                                     Value of
                           Options                  Granted to           Price             Expiration               Options(2)
   Name                   Granted(1)                Employees          ($/Share)             Date                      ($)
------------------ -------------------------- -------------------- ----------------- -------------------------- -------------------
R.B. Catell                                -                   -                  -                          -                   -
------------------ -------------------------- -------------------- ----------------- -------------------------- -------------------
R.J. Fani                            125,800                8.67%             39.25                  2/23/2015             585,000
------------------ -------------------------- -------------------- ----------------- -------------------------- -------------------
W.P. Parker Jr.                       88,600                6.10%             39.25                  2/23/2015             412,000
------------------ -------------------------- -------------------- ----------------- -------------------------- -------------------
S.L. Zelkowitz                        88,600                6.10%             39.25                  2/23/2015             412,000
------------------ -------------------------- -------------------- ----------------- -------------------------- -------------------
G. Luterman                           54,800                3.78%             39.25                  2/23/2015             255,000
------------------ -------------------------- -------------------- ----------------- -------------------------- -------------------

(1) Options vest ratably over a five-year period with the first one-fifth having vested on February 24, 2006 (accelerated vesting in third year applies upon achievement of certain prescribed goals).

(2) Options have been valued using the binomial methodology adapted to reflect the specific provisions of the Long Term Performance Incentive Compensation Plan and related assumptions regarding exercisability. The values shown are theoretical and do not necessarily reflect the actual values that may be realized upon the future exercise of the options. Any actual value will result to the extent that the market value of the common stock at a future date exceeds the exercise price. Assumptions for modeling are based on the dividend yield, risk-free rate of return, standard deviation of prices over a relevant period as of the grant date and the expected lives of the options.

Stock Option Exercises Table

The following table provides information on aggregated stock option exercises in 2005 and fiscal year end option values for the named executive officers:

------------------------------------------------------------------------------------------------------------------------------------

                      Shares         Value          Number of Securities Underlying                       Value of In-The-Money
                     Acquired      Realized      Unexercised Options at Fiscal Year End                Options at Fiscal Year End
                        on           ($)                                                                          ($)
     Name            Exercise
------------------------------------------------------------------------------------------------------------------------------------
                                                Exercisable   Unexercisable       Total     Exercisable   Unexercisable     Total
------------------------------------------------------------------------------------------------------------------------------------
R.B. Catell             -              -         1,915,141          507,560    2,422,701     13,718,280         863,035   14,581,316
------------------------------------------------------------------------------------------------------------------------------------
R.J. Fani               -              -           311,814          307,620      619,434      1,802,602         282,633    2,085,235
------------------------------------------------------------------------------------------------------------------------------------
W. P. Parker Jr.        -              -           363,701          253,700      617,401      2,052,187         282,633    2,334,820
------------------------------------------------------------------------------------------------------------------------------------
S. L. Zelkowitz       55,667        843,769        201,440          207,060      408,500      1,195,309         184,858    1,380,167
------------------------------------------------------------------------------------------------------------------------------------
G. Luterman             -              -           221,287          158,780      380,067      1,154,837         184,858    1,339,695
------------------------------------------------------------------------------------------------------------------------------------

Long-Term Incentive Plans - Awards in Last Calendar Year

The following table provides information on the long term performance awards granted to each named executive officer during 2005. Performance is measured over a three year period and potential payouts shall be linked to certain performance levels. At threshold, 50% of the number of shares granted will be awarded. At target, 100% of the number of shares granted will be awarded. At maximum, 150% of the number of shares granted will be awarded. Performance below threshold will result in forfeiture of the award. The performance share award amounts have been valued using the binomial methodology (described above) at a value of $35.98 per share.

---------------------------------------------------------------------------------------------------------------------------------
                                                                                    Estimated Future Payouts Under Non-
                                                                                           Stock Price-Based Plans
--------------------------------- ----------------- -----------------------------------------------------------------------------
                                   Number           Performance
                                   of Shares,       Or Other Period
                                   Units Or         Until
                                   Other            Maturation or
    Name                           Rights           Payout                     Threshold            Target            Maximum

--------------------------------- ----------------- -------------------------- -------------------- ----------------- -----------
Robert B. Catell                  80,700            1/01/05 -                  40,350               80,700            121,050
Chairman & Chief                                    12/31/07
Executive Officer
--------------------------------- ----------------- -------------------------- -------------------- ----------------- -----------
Robert J. Fani                    16,300            1/01/05 -                  8,150                16,300            24,450
President & Chief                                   12/31/07
Operating Officer
--------------------------------- ----------------- -------------------------- -------------------- ----------------- -----------
Wallace P. Parker Jr.             11,400            1/01/05 -                  5,700                11,400            17,100
President, KeySpan                                  12/31/07
Energy Delivery and
KeySpan Services Inc.
--------------------------------- ----------------- -------------------------- -------------------- ----------------- -----------
Steven L. Zelkowitz               11,400            1/01/05 -                  5,700                11,400            17,100
President, Energy Assets                            12/31/07
and Supply
Group
--------------------------------- ----------------- -------------------------- -------------------- ----------------- -----------
Gerald Luterman                   7,100             1/01/05 -                  3,550                7,100             10,650
Executive Vice                                      12/31/07
President & Chief
Financial Officer
--------------------------------- ----------------- -------------------------- -------------------- ----------------- -----------

Compensation Under Retirement Plans

Our retirement plan provides retirement benefits based upon the individual participant's years of service and final average annual compensation (as defined below). The following table sets forth the estimated annual retirement benefits (exclusive of social security payments) payable to the named executive officers in the specified compensation and years-of-service categories, assuming continued active service until normal retirement age and that our retirement plan is in effect at such time.

                                                                  Benefits ($)
                                                               Years of Service
                   -----------------------------------------------------------------------------------------------------------------
Remuneration          15           20           25             30             35               40             45             50
------------
    ($)
                   ---------     ----------   -----------    ------------   ------------    ------------   ------------   ----------
275,000. . . .      61,875        82,500       103,125        123,750        144,375         165,000        185,625        206,250
350,000. . . .      75,750        105,000      131,250        157,500        183,750         210,000        236,500        262,500
425,000. . . .      95,625        127,500      159,375        191,250        223,125         255,000        286,875        318,750
500,000. . . .      112,500       150,000      187,500        225,000        262,500         300,000        337,500        375,000
575,000. . . .      129,375       172,500      215,625        258,750        301,875         345,000        388,125        431,250
650,000. . . .      146,250       195,000      243,750        292,500        341,250         390,000        438,750        487,500
725,000. . . .      163,125       217,500      271,875        326,250        380,625         435,000        489,375        543,750
800,000. . . .      180,000       240,000      300,000        360,000        420,000         480,000        540,000        600,000
875,000. . . .      196,875       262,500      328,125        393,750        459,375         525,000        590,625        656,250
950,000. . . .      213,750       285,000      356,250        427,500        498,750         570,000        641,250        712,500
1,025,000. . .      230,625       307,500      384,375        461,250        538,125         615,000        691,875        768,750
1,100,000. . .      247,500       330,000      412,500        495,000        577,500         660,000        742,500        825,000
1,175,000. . .      264,375       352,500      440,625        528,750        616,875         705,000        793,125        881,250
1,250,000. . .      281,250       375,000      468,750        562,500        656,250         750,000        843,750        937,500
1,325,000. . .      298,125       397,500      496,875        596,250        695,625         795,000        894,375        993,750
1,400,000. . .      315,000       420,000      525,000        630,000        735,000         840,000        945,000        1,050,000
1,475,000. . .      331,875       442,500      553,125        663,750        774,375         885,000        995,625        1,106,250
1,550,000. . .      348,750       465,000      581,250        697,500        813,750         930,000        1,046,250      1,162,500
1,625,000. . .      365,625       487,500      609,375        731,250        853,125         975,000        1,096,875      1,218,750
1,700,000. . .      382,500       510,000      637,500        765,000        892,500         1,020,000      1,147,500      1,275,000
1,775,000. . .      399,375       532,500      665,625        798,750        931,875         1,065,000      1,198,125      1,331,250
1,850,000. . .      416,250       555,000      693,750        832,500        971,250         1,110,000      1,248,750      1,387,500
1,925,000. . .      433,125       577,500      721,875        866,250        1,010,625       1,155,000      1,299,375      1,443,750
2,000,000. . .      450,000       600,000      750,000        900,000        1,050,000       1,200,000      1,350,000      1,500,000

For purposes of the retirement plan, the final average annual compensation is the average annual compensation for the highest five consecutive years of earnings during the last ten years of credited service. The annual salary and bonus for the year 2005 for the named executive officers is indicated in the Annual Compensation columns of the Summary Compensation Table. For purposes of determining the pension for Mr. Catell pursuant to his employment agreement, the final average annual compensation will be based upon 65% of his highest three years earnings (excluding any earnings from LTIP) offset by 50% of his primary social security benefit.

Currently, Robert.B. Catell, our Chairman and Chief Executive Officer, is age 69 and has 48 years of service. Pursuant to his employment agreement, upon a change of control his employment period shall be extended for a two year period following the change of control. The number of years of credited service for each of the other named executive officers based on continued service with us to age 65, normal retirement age, will be as follows: R. J. Fani - 43 years, W. P. Parker Jr. - 44 years, S.L. Zelkowitz - 18 years, and G. Luterman - 11 years. Pursuant to the Supplemental Retirement agreements described below in Item 13 under the caption "Employment Agreements" both Mr. Zelkowitz and Mr. Luterman will receive certain additional retirement benefits in excess to the amounts set forth above.

The Internal Revenue Code limits the annual compensation taken into consideration for, and the maximum annual retirement benefits payable to, a participant under our retirement plan. For 2005, these limits were $210,000 and $170,000, respectively. Annual retirement benefits attributable to amounts in excess of these limits are provided for under our excess benefit plan and not under our retirement plan. For 2006, these limits are $220,000 and $175,000, respectively.

Compensation Committee Interlocks and Insider Participation

Neither Ms. Larson nor Messrs. Jones, Larocca, McKessy and Miller, the current members of the Compensation and Management Development Committee, is an officer or employee, or former officer or employee, of us or any of our subsidiaries. No interlocking relationship exists between the members of our board or Compensation and Management Development Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

As of April 3, 2006, there were no beneficial owners of more than 5% of our common stock.

Security Ownership of Management

The following table sets forth information as of April 3, 2006, with respect to the number of shares of common stock beneficially owned (including vested stock options), common stock equivalents and/or deferred stock units and performance shares credited to each director, each named executive officer and all directors and executive officers as a group.

------------------------- ----------------------------------------------------------------------------------------------------------
       Name of                  Amount and Nature of                Common Stock            Performance             Percent of
     Beneficial                Beneficial Ownership of             Equivalents or            Shares(3)              Outstanding
       Owner                  Common Stock (including              Deferred Stock                                     Common
                               Vested Stock Options)(1)                Units(2)                                        Stock
------------------------- ---------------------------------- ------------------------- ---------------------- ----------------------
R. B. Catell                             2,320,539(4)(5)(6)                    85,162                112,980           1.4%
------------------------- ---------------------------------- ------------------------- ---------------------- ----------------------
A. S. Christensen                            8,603(4)(5)(6)                    16,916                      0            **
------------------------- ---------------------------------- ------------------------- ---------------------- ----------------------
R. J. Fani                                 432,331(4)(5)(6)                    31,914                 68,940            **
------------------------- ---------------------------------- ------------------------- ---------------------- ----------------------
A. H. Fishman                               12,864(4)(5)(6)                    23,987                      0            **
------------------------- ---------------------------------- ------------------------- ---------------------- ----------------------
J. R. Jones                                 11,177(4)(5)(6)                    13,148                      0            **
------------------------- ---------------------------------- ------------------------- ---------------------- ----------------------
J. L. Larocca                               14,275(4)(5)(6)                    14,423                      0            **
------------------------- ---------------------------------- ------------------------- ---------------------- ----------------------
G. C. Larson                                         531(5)                     7,505                      0            **
------------------------- ---------------------------------- ------------------------- ---------------------- ----------------------
G. Luterman                                295,828(4)(5)(6)                    16,379                 31,410            **
------------------------- ---------------------------------- ------------------------- ---------------------- ----------------------
S. W. McKessy                               10,538(4)(5)(6)                    20,294                      0            **
------------------------- ---------------------------------- ------------------------- ---------------------- ----------------------
E. D. Miller                                20,776(4)(5)(6)                    30,117                      0            **
------------------------- ---------------------------------- ------------------------- ---------------------- ----------------------
W. P. Parker Jr.                           458,558(4)(5)(6)                    32,143                 46,430            **
------------------------- ---------------------------------- ------------------------- ---------------------- ----------------------
V. L. Pryor                                               0                     5,101                      0            **
------------------------- ---------------------------------- ------------------------- ---------------------- ----------------------
S. L. Zelkowitz                            285,663(4)(5)(6)                    27,959                 47,440            **
------------------------- ---------------------------------- ------------------------- ---------------------- ----------------------
All directors and
executives as a
group, including                              5,358,951                       440,641                544,335            4.0%
those named
above, a total of
28 persons.
------------------------------------------------------------------------------------------------------------------------------------

**   Less than 1%.

(1) Beneficial ownership of common stock includes holdings in KeySpan's 401(k) Plan, Employee Discount Stock Purchase Plan, Dividend Reinvestment Plan and/or in other stock accounts, as well as issued and outstanding vested stock options. Such stock options give the holder the right to purchase underlying shares of common stock at the respective exercise price per share of the option. All such stock options were granted at an exercise price equal to the closing price of our common stock on the respective date of grant.

(2) Includes common stock equivalents or deferred stock units. The term "common stock equivalents" refers to units of value which track the performance of common stock. Such units do not possess voting rights and have been issued pursuant to the Directors' Deferred Compensation Plans. The term "deferred stock units" also refers to units of value which track the performance of common stock. Such units do not possess voting rights and have been issued pursuant to the Officers' Deferred Stock Unit Plans.

(3) Performance shares have been granted with a three-year performance period with a threshold, target and maximum performance level. At threshold performance, 50% of the award shall be earned; at target, 100% of the award shall be earned; and at maximum, 150% of the award shall be earned. The number of shares set forth above assumes the target level of performance with a 100% payout.

(4) Includes shares of common stock held in KeySpan's 401(k) Plan, Employee Discount Stock Purchase Plan, Dividend Reinvestment Plan and/or in other stock accounts in the following amounts: Mr. Catell - 89,119 shares; Ms. Christensen - 4,233 shares; Mr. Fani - 17,495 shares; Mr. Fishman - 3,894 shares; Mr. Jones - 2,207 shares; Mr. Larocca - 5,305 shares; Mr. Luterman
     - 9,406 shares; Mr. McKessy - 1,568 shares; Mr. Miller - 11,806 shares; Mr. Parker - 20,455 shares and Mr. Zelkowitz - 13,957 shares.

(5) Includes shares of restricted stock in the following amounts: Mr. Catell - 101,699 shares; Ms. Christensen - 1,070 shares; Mr. Fani - 5,202 shares; Mr. Fishman - 1,070 shares; Mr. Jones - 1,070 shares; Mr. Larocca - 1,070 shares; Ms. Larson - 531 shares; Mr. Luterman - 8,815 shares; Mr. McKessy - 1,070 shares; Mr. Miller - 1,070 shares; Mr. Parker - 5,202 shares and Mr. Zelkowitz - 3,566.

(6) Includes vested stock options that are currently exercisable. The number of vested stock options held are as follows: Mr. Catell - 2,129,721 options; Ms. Christensen - 3,300 options; Mr. Fani - 409,634 options; Mr. Fishman - 7,900 options; Mr. Jones - 7,900 options; Mr. Larocca - 7,900 options; Mr. Luterman - 277,607 options; Mr. McKessy - 7,900 options; Mr. Miller - 7,900 options; Mr. Parker - 432,901 options and Mr. Zelkowitz - 268,140 options.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Directors and Officers Liability Insurance and Indemnity

We have director and officer, or "D&O" liability insurance for the purpose of reimbursing us when we have indemnified our directors and officers. D&O liability insurance also provides direct payment to our directors and officers under certain circumstances when we have not previously provided indemnification. We also have liability insurance which provides fiduciary coverage for us, our directors, officers and employees for any alleged breach of fiduciary duty under the Employee Retirement Income Security Act. Our D&O liability  insurance  was  purchased  from  Associated  Electric & Gas Insurance
Services, Energy Insurance Mutual, Zurich American, Hartford, Starr Excess, Quanta and Liberty Mutual for a one year period commencing on May 28, 2005 at a cost of $3,277,035. Fiduciary liability insurance from the American International Group, CHUBB, Zurich American and Energy Insurance Mutual for a one year period commencing on August 26, 2005 at a cost of $666,552. We plan to renew both programs upon expiration.

Transactions with Management and Others

Employment Agreements

In September 1998, we entered into an employment agreement with Mr. Robert B. Catell relating to his services as Chairman and Chief Executive Officer which was amended on February 24, 2000 and June 26, 2002 (the "1998 Agreement"). The 1998 Agreement covered the period beginning July 31, 1998 and ending July 31, 2005.

Effective January 1, 2005, we entered into a new agreement (the "2005 Agreement"), which supersedes the 1998 Agreement, relating to Mr. Catell's service as Chairman and Chief Executive Officer. The 2005 Agreement provides for Mr. Catell's continued employment until July 31, 2006. However, this employment term will be extended until two years following the consummation of a "change of control" (as defined in the 2005 Agreement), if we enter into a definitive agreement that, if consummated, would result in a change of control and the change of control occurs. This provision has been triggered as a result of the definitive agreement of merger between National Grid plc and KeySpan. The period from the execution of the definitive agreement until two years following the consummation of the change of control is the "protection period". Mr. Catell is not a participant in the Senior Executive Change of Control Severance Plan (the "Change of Control Plan") described below.

In addition to his base salary, annual and long-term incentive compensation and other employee benefits, Mr. Catell is entitled to a "supplemental pension benefit" which was previously provided for in the 1998 Agreement and continued under the 2005 Agreement. The supplemental pension benefit is determined based upon actual base salary and actual annual incentives paid. In the event the annual incentive target is decreased, Mr. Catell's supplemental pension benefit under the 2005 Agreement will be determined based upon the highest annual target level approved by our board during his employment.

Mr. Catell's employment agreement also provides for severance benefits to be paid to him in the event his employment is terminated without cause or if Mr. Catell terminates his employment for good reason. The severance benefits to be provided during the severance period (as defined below) would include: (a) payment to Mr. Catell in a single lump sum of (i) all accrued obligations and
(ii) the aggregate amount of salary and annual incentive compensation that he would have received had he remained employed through the end of the employment period; (b) continued accrual of Supplemental Executive Retirement Plan benefits (as provided in the 2005 Agreement) during the severance period; (c) continuation of all other employee benefits; and (d) acceleration of vesting of all equity awards, as if he had remained employed by us during the severance period. If Mr. Catell's employment is terminated, the severance period is defined to mean the period from the date of termination through the end of the employment period.

If Mr. Catell voluntarily terminates his employment, other than for good reason, we shall pay the accrued obligations to Mr. Catell and he shall be entitled to his supplemental pension benefit. If Mr. Catell is terminated without cause or resigns for good reason during the Protection Period, Mr. Catell will be provided with severance at a multiple of two times base salary and annual bonus, continued benefits and additional supplement pension benefit accrual for the two year period following his termination. Mr. Catell may resign for any reason in the thirteenth month following a change of control with severance benefits. In the event that any payments Mr. Catell receives from us or otherwise are subject to a parachute excise tax, then Mr. Catell will be entitled to a gross-up payment in order to put him in the same after-tax position he would have been in without the imposition of the excise tax.

We have entered into a supplemental retirement agreement with Mr. Zelkowitz dated as of July 1, 2002. The agreement provides one year of credited service for each year worked, up to a maximum of ten years, in the calculation of pension benefits. The maximum enhancement would provide an incremental benefit of 15% of the executive's final five-year average earnings under the current pension plan formula. In addition, at retirement, Mr. Zelkowitz will receive paid medical and dental coverage at the same level in effect at retirement, which will be grossed up for federal and state taxes. Mr. Zelkowitz must remain employed through December 2006 in order to fully vest in this benefit. For retirement prior to this date, the benefit will vest pro-rata over a five-year period or 20% per year. If there is a change-in-control, termination without cause, or if Mr. Zelkowitz resigns for good reason, then the five-year vesting requirement will be waived and Mr. Zelkowitz will immediately vest in all additional service provided for in this agreement.

We have also entered into a supplemental retirement agreement with Mr. Luterman dated as of July 1, 2002.. The agreement provides that Mr. Luterman will receive an annual supplemental retirement amount determined by multiplying Mr. Luterman's qualified and non-qualified pension accruals at age 62 by 35%. This annual supplemental amount will be aggregated with his actual qualified and non-qualified pension benefit at his retirement date. In addition, at retirement, Mr. Luterman will receive paid medical and dental coverage at the same level in effect at retirement, which will be grossed up for federal and state taxes. Mr. Luterman's interest in this benefit fully vested as of June 2005.

On March 24, 2006, KeySpan entered into an additional agreement with Mr. Luterman to provide him with separation benefits at his current level of three times base salary, plus his highest annual bonus pursuant to the Change of Control Plan without regard to his age as of any date of termination.

Senior Executive Change of Control Severance Plan

As of February 23, 2006, with the exception of Mr. Catell, 45 officers participate in the Change of Control Plan. The Change of Control Plan, as amended, provides for the payment of severance and other benefits upon certain qualifying terminations of such executives within two (2) years of a "change of control" (as defined in the Change of Control Plan). The protection period under the Change of Control Plan commences upon the date that we enter into a definitive agreement, the transaction contemplated by which will, when consummated, constitute a change of control under the Change of Control Plan and will continue for a period of two years after the effective date of the actual change of control. Upon the signing of the definitive merger agreement with National Grid, the protection period went into effect on February 25, 2006. The benefits payable under the Change of Control Plan generally provide for (i) the payment of the executive's base salary and compensation previously deferred by the executive, all through the date of termination; (ii) the payment of an amount equal to three times an executive's base salary and highest annual bonus for any president, any executive vice president and any senior vice president and two times an executive's base salary and highest annual bonus for other officers; (iii) the payment of amounts under retirement plan formulas, including the applicable two to three year period; and (iv) the continuation of certain other benefits for a period of two to three years depending on the executive's position with us. On October 29, 2003, our board of directors authorized a five year extension of the Change of Control Plan. The Change of Control Plan expires October 30, 2008, unless extended for an additional period by our board of directors; provided that, following a change of control, the Change of Control Plan shall continue until after all the executives who become entitled to any payments thereunder shall have received such payments in full.

Change of Control/Severance Agreements

The following table shows the amount of potential cash severance (not including potential gross-up payments for "golden parachute" excise taxes) payable to our current executive officers pursuant to the Change of Control Plan, or in the case of Mr. Catell, his 2005 Agreement as a result of the acquisition by merger of us by National Grid. The table also shows the estimated present value of continuing coverage for the benefits under our group health, dental, life insurance and retirement plans. The amounts indicated are payable only in the event the named executive officers are not retained upon a change of control and their employment is terminated and are based on a pro forma termination date of April 1, 2006. Mr. Catell has agreed to serve as Deputy Chairman of the board of National Grid plc and Executive Chairman of National Grid USA for a two-year period. Assuming he serves in such capacities for such period, he will not be entitled to receive the payments listed below. Likewise, in the event the other named executive officers continue their employment beyond a two-year protection period, they also will not be entitled to receive the payments listed below.

                                 Potential Cash        Pro-Rated          Estimated PV       Estimated PV of
  Executive Officers               Severance             Bonus             of Welfare           Retirement
                                   Payment(1)          Payment(2)          Benefits(3)          Benefits(4)
Robert B. Catell(5)           $    5,080,000         $    466,667        $     22,396       $    2,052,233
Robert J. Fani                $    4,569,525         $    247,058        $     32,691       $    3,902,482
Wallace P. Parker Jr.         $    3,525,271         $    183,363        $     32,691       $    2,474,294
Steven L. Zelkowitz           $    3,414,387         $    171,043        $     32,691       $    2,604,495
Gerald Luterman               $    2,628,844         $    129,427        $     32,691       $      616,122

(1) Cash severance benefit is a lump sum payment based on the annual base salary prior to termination plus the highest annual bonus times the severance multiple. Highest annual bonus is defined as the greater of the bonus most recently paid prior to the change of control or the average of the three prior years. The severance multiple for Mr. Catell pursuant to his employment agreement is two times while all other officers listed above have a multiple of three times. In addition to the cash severance payments indicated in the table above, the executive officers are entitled to receive additional cash gross-up payments to eliminate the effect on any "golden parachute" excise taxes that may be imposed on the executives under Sections 280G and 4999 of the Internal Revenue Code. The amount of such gross-up payments (if any) will depend on each executive's individual circumstances, including factors such as the executive's average compensation over the five calendar years preceding the change of control date and the extent to which any potential "parachute payments" constitute reasonable compensation for services rendered prior to or after the change in control date. All other federal, state and local income taxes will be paid by the individual.


(2) Reflects the pro-rated amount of the highest annual bonus for the period January 1, 2006 through the pro forma date of termination April 1, 2006.


(3) Includes the cost of continuation of employee coverage for medical, dental and life insurance during the severance period.


(4) Represents the net present value of the increase in the annual lifetime pension annuity attributed to the added service and compensation associated with the severance period.

(5) Mr. Catell's severance benefits are provided pursuant to his employment agreement dated January 1, 2005. Mr. Catell is not a participant in the Senior Executive Change of Control Severance Plan.


ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table provides information on the aggregate fees for services performed by Deloitte & Touche LLP ("Deloitte & Touche"), the member firms of Deloitte & Touche Tohmatsu, and their respective affiliates for the years ended December 31, 2005 and December 31, 2004:

                                        2005                           2004
                                        ----                           ----

Audit Fees (a)                     $   3,682,325                  $  4,172,682
Audit-Related Fees (b)                    88,000                        80,000
Tax Fees (c)                             385,522                       848,453
All Other Fees (d)                        50,121                             0
                                   -------------                 -------------
Total                              $   4,205,968                  $  5,101,135

(a) In 2005, audit fees include base fees for the annual and statutory financial statement audits, audit of internal control over financial reporting, and quarterly reviews of $3,212,089; $185,498 for fees related to financings and fees for consultations on financial accounting standards as part of the audit of $284,738. In 2004, audit fees include base fees for the annual and statutory financial statement audits, audit of internal control over financial reporting, and quarterly reviews of $3,796,756; $19,970 for fees related to financings and fees for consultations on financial accounting standards as part of the audit of $355,956.

(b)  Audit-related fees include benefit plan audits

(c) Fees for tax services billed in 2005 and 2004 consisted of tax compliance, tax consultation services and property tax assistance. Fees for tax compliance services totaled $313,738 and $458,050 in 2005 and 2004, respectively. Tax compliance services include services such as assistance with federal, state and local income tax returns. Fees for tax consultation services totaled $71,784 and $390,403 in 2005 and 2004, respectively.

(d)  Other fees include training.

In accordance with the Audit Committee Charter and the rules and regulations of the SEC, the Audit Committee reviews the scope of the audit and approves the nature and cost of all services provided by Deloitte & Touche. The Audit Committee has reviewed the nature and scope of the services provided by Deloitte & Touche and considers such to have been compatible with the maintenance of Deloitte & Touche's independence throughout its service to KeySpan.

The Audit Committee has also determined that the scope of services to be provided by Deloitte & Touche in 2006 will generally be limited to audit and audit related services and tax services. The Audit Committee will expressly approve the provision of any services by Deloitte & Touche outside the scope of the foregoing services. Although it is the intent of the Audit Committee to pre-approve all non-audit services to be provided by Deloitte & Touche, any inadvertent failure to do so will not be deemed a breach of the Audit Committee charter if: (i) the aggregate amount of all such non-audit services provided to the Corporation constitutes not more than five percent of the total amount of revenues paid by the Corporation to its auditor during the fiscal year in which the non-audit services are provided; (ii) such services were not recognized by the Corporation at the time of the engagement to be non-audit services; and
(iii) such services are promptly brought to the attention of the Committee and approved prior to the completion of the audit by the Committee or its Chairman pursuant to delegated authority.

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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



      KEYSPAN CORPORATION

      (Registrant)



      Signature:                                            Date:

      By: /s/Gerald Luterman                                April 28, 2006
          ------------------
      Gerald Luterman
      Executive Vice President
      and Chief Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



      Signatures:                                           Date:

      By: /s/Robert B. Catell                               April 28, 2006
          -------------------
      Robert B. Catell
      Chairman of the Board of Directors
      and Chief Executive Officer



      By: /s/Gerald Luterman                                April 28, 2006
          ------------------
      Gerald Luterman
      Executive Vice President and
      Chief Financial Officer



      By: /s/Theresa A. Balog                               April 28, 2006
          -------------------
      Theresa A. Balog
      Vice President and
      Chief Accounting Officer