Form 10-Q
period 2006-03-31
KEYSPAN CORP
filed 2006-05-04
CIK 1062379

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                  ANNUAL REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filler.

Large accelerated filer[X]     Accelerated filer[ ]     Non-accelerated filer[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                                                             Yes[X]    No[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Class of Common Stock                           Outstanding at April 24, 2006
  ---------------------                           -----------------------------
     $.01 par value                                       174,960,377

                      KEYSPAN CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----

                   Part I.   FINANCIAL INFORMATION                      Page No.
                                                                        --------

Item 1. Financial Statements

         Consolidated Balance Sheet -
         March 31, 2006 and December 31, 2005                               3

         Consolidated Statement of Income -
         Three Months Ended March 31, 2006 and 2005                         5

         Consolidated Statement of Cash Flows -
         Three Months Ended March 31, 2006 and 2005                         6

         Notes to Consolidated Financial Statements                         7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                39

Item 3. Quantitative and Qualitative Disclosures About Market Risk         62

Item 4. Controls and Procedures                                            64

                           Part II.   OTHER INFORMATION


Item 1. Legal Proceedings                                                  65

Item 1A. Risk Factors                                                      65

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds         66

Item 3. Defaults Upon Senior Securities                                    66

Item 4. Submission of Matters to a Vote of Security Holders                66

Item 5. Other Information                                                  67

Item 6. Exhibits                                                           67

Signatures                                                                 68


                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

-----------------------------------------------------------------------------------------------


(In Millions of Dollars)                            March 31, 2006       December 31, 2005
-----------------------------------------------------------------------------------------------

ASSETS
Current Assets
    Cash and temporary cash investments                   $    313.1           $    124.5
    Restricted cash                                              5.2                 13.2
    Accounts receivable                                      1,200.9              1,035.6
    Unbilled revenue                                           479.7                685.6
    Allowance for uncollectible accounts                       (83.1)               (62.8)
    Gas in storage, at average cost                            491.4                766.9
    Material and supplies, at average cost                     132.4                140.5
    Derivative contracts                                        22.3                142.8
    Other                                                      116.9                173.8
                                               ---------------------- --------------------
                                                             2,678.8              3,020.1
                                               ---------------------- --------------------

Investments and  Other                                         252.1                242.4

Property
    Gas                                                      7,352.5              7,275.9
    Electric                                                 2,518.3              2,492.3
    Other                                                      415.9                416.3
    Accumulated depreciation                                (2,979.7)            (2,922.6)
    Gas exploration and production, at cost                    184.7                184.2
    Accumulated depletion                                     (110.2)              (109.2)
                                               ---------------------- --------------------
                                                             7,381.5              7,336.9
                                               ---------------------- --------------------

Deferred Charges
    Regulatory assets:
         Miscellaneous assets                                  678.3                688.3
         Derivative contracts                                   27.1                 30.9
    Goodwill and other intangible assets                     1,666.3              1,666.3
    Derivative contracts                                        34.0                 75.2
    Other                                                      774.5                752.5
                                               ---------------------- --------------------
                                                             3,180.2              3,213.2
                                               ---------------------- --------------------

Total Assets                                              $ 13,492.6           $ 13,812.6
                                               ====================== ====================
------------------------------------------------------------------------------------------

        See accompanying Notes to the Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

--------------------------------------------------------------------------------------------------


(In Millions of Dollars)                                  March 31, 2006       December 31, 2005
--------------------------------------------------------------------------------------------------
LIABILITIES AND CAPITALIZATION
Current Liabilities
    Accounts payable and other liabilities                       $    767.6            $  1,087.0
    Commercial paper                                                  496.8                 657.6
    Current redemption of long-term debt                               13.5                  13.0
    Taxes accrued                                                     329.9                 176.3
    Dividends payable                                                  81.3                  81.1
    Customer deposits                                                  37.9                  39.1
    Interest accrued                                                   73.4                  53.8
    Derivative contracts                                               31.1                  47.3
                                                      ---------------------- ---------------------
                                                                    1,831.5               2,155.2
                                                      ---------------------- ---------------------

Deferred Credits and Other Liabilities
    Regulatory liabilities:
          Miscellaneous liabilities                                    15.9                  69.9
          Removal cost recovered                                      529.7                 516.4
          Derivative contracts                                         31.0                 175.4
    Asset retirement obligations                                       48.1                  47.4
    Deferred income tax                                             1,144.0               1,157.9
    Postretirement benefits and other reserves                      1,192.4               1,118.4
    Derivative contracts                                               23.1                  44.3
    Other                                                             116.1                 127.5
                                                      ---------------------- ---------------------
                                                                    3,100.3               3,257.2
                                                      ---------------------- ---------------------

Commitments and Contingencies (See Note 6)                                -                     -

Capitalization
    Common stock - 184,864 shares issued, 174,940
           shares outstanding, stated at                            3,983.3               3,975.9
    Retained earnings                                                 993.7                 866.9
    Other comprehensive (loss)                                        (64.2)                (74.8)
    Treasury stock                                                   (287.3)               (303.9)
                                                      ---------------------- ---------------------
         Total common shareholders' equity                          4,625.5               4,464.1
    Long-term debt and capital leases                               3,920.0               3,920.8
                                                      ---------------------- ---------------------
Total Capitalization                                                8,545.5               8,384.9
                                                      ---------------------- ---------------------

Minority Interest in Subsidiary Companies                              15.3                  15.3
                                                      ---------------------- ---------------------
Total Liabilities and Capitalization                             $ 13,492.6            $ 13,812.6
                                                      ====================== =====================
--------------------------------------------------------------------------------------------------

        See accompanying Notes to the Consolidated Financial Statements.

                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

-------------------------------------------------------------------------------------------
                                                               Three Months Ended March 31,
(In Millions of Dollars, Except Per Share Amounts)               2006              2005
-------------------------------------------------------------------------------------------
Revenues
     Gas Distribution                                           $ 2,180.1        $ 2,025.5
     Electric Services                                              424.8            400.4
     Energy Services                                                 48.4             44.5
     Energy Investments                                               7.8             10.1
                                                         -----------------   --------------
Total Revenues                                                    2,661.1          2,480.5
                                                         -----------------   --------------
Operating Expenses
     Purchased gas for resale                                     1,511.4          1,308.8
     Fuel and purchased power                                       130.0            133.1
     Operations and maintenance                                     406.0            387.2
     Depreciation, depletion and amortization                       110.3            106.1
     Operating taxes                                                118.2            111.9
                                                         -----------------   --------------
Total Operating Expenses                                          2,275.9          2,047.1
                                                         -----------------   --------------
Income from equity investments                                        3.4              5.3
Gain on sale of property                                              0.5                -
                                                         -----------------   --------------
Operating Income                                                    389.1            438.7
                                                         -----------------   --------------
Other Income and (Deductions)
     Interest charges                                               (66.2)           (60.0)
     Gain on sale of investments                                        -              4.1
     Cost of debt redemption                                            -            (20.9)
     Other                                                           11.4              9.1
                                                         -----------------   --------------
Total Other Income and (Deductions)                                 (54.8)           (67.7)
                                                         -----------------   --------------
Income Taxes
     Current                                                        159.4            128.8
     Deferred                                                       (33.1)             6.5
                                                         -----------------   --------------
Total Income Taxes                                                  126.3            135.3
                                                         -----------------   --------------
Earnings from continuing operations                                 208.0            235.7
Discontinued Operations
Loss from discontinued operations, net of tax                           -             (2.2)
Gain on disposal, net of tax                                            -              2.2
                                                         -----------------   --------------
Loss from discontinued operations                                       -                -
                                                         -----------------   --------------
Net Income                                                          208.0            235.7
Preferred stock dividend requirements                                   -              1.3
                                                         -----------------   --------------
Earnings for Common Stock                                       $   208.0        $   234.4
                                                         =================   ==============
Basic Earnings Per Share:
  Continuing Operations,
         less preferred stock dividends                         $    1.19        $    1.45
  Discontinued Operations                                               -                -
                                                         -----------------   --------------
Basic Earnings Per Share                                        $    1.19        $    1.45
                                                         =================   ==============
Diluted Earnings Per Share
  Continuing Operations,
         less preferred stock dividends                              1.18        $    1.44
  Discontinued Operations                                               -                -
                                                         -----------------   --------------
Diluted Earnings Per Share                                      $    1.18        $    1.44
                                                         =================   ==============
Average Common Shares Outstanding (000)                           174,704          161,125
Average Common Shares Outstanding - Diluted (000)                 176,953          162,245
-------------------------------------------------------------------------------------------

        See accompanying Notes to the Consolidated Financial Statements.


                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

---------------------------------------------------------------------------------------
                                                           Three Months Ended March 31,
(In Millions of Dollars)                                      2006             2005
---------------------------------------------------------------------------------------
Operating Activities
Net income                                                     $ 208.0         $ 235.7
Adjustments to reconcile net income to net
      cash provided by (used in) operating activities
    Depreciation, depletion and amortization                     110.3           106.1
    Deferred income tax                                          (33.1)            6.5
    Income from equity investments                                (3.4)           (5.3)
    Amortization of financing fees / interest rate swap            2.1           (11.7)
    (Gain) on sale of investment                                     -            (4.1)
    Amortization of property taxes                                33.4            28.3
Changes in assets and liabilities
    Accounts receivable                                           12.3          (262.3)
    Materials and supplies, fuel oil and gas in storage          283.5           297.8
    Accounts payable and other liabilities                      (308.1)         (126.5)
    Taxes accrued                                                166.0            85.7
    Interest accrued                                              19.6            15.0
    Environmental payments                                       (10.0)           (7.4)
    Other                                                         63.3            25.6
                                                        ---------------   -------------
Net Cash Provided by Operating Activities                        543.9           383.4
                                                        ---------------   -------------
Investing Activities
    Construction expenditures                                   (122.2)         (111.8)
    Cost of removal                                               (6.7)           (4.8)
    Net proceeds from sale of property and investments               -            48.1
                                                        ---------------   -------------
Net Cash Used in Investing Activities                           (128.9)          (68.5)
                                                        ---------------   -------------
Financing Activities
    Common/Treasury stock issued                                  15.5            24.3
    Payment of commercial paper                                 (160.8)         (441.4)
    Payment of long-term debt                                        -          (515.0)
    Common stock dividends paid                                  (81.1)          (74.6)
    Preferred stock dividends paid                                   -            (1.3)
    Other                                                            -             9.1
                                                        ---------------   -------------
Net Cash Used in Financing Activities                           (226.4)         (998.9)
                                                        ---------------   -------------
Net Increase (Decrease) in Cash and Cash Equivalents             188.6          (684.0)
Cash Flow from Discontinued Operations - Operating                   -            (4.4)
Cash Flow from Discontinued Operations - Investing                   -           (10.6)
Cash and Cash Equivalents at Beginning of Period                 124.5           922.0
                                                        ---------------   -------------
Cash and Cash Equivalents at End of Period                     $ 313.1         $ 223.0
                                                        ===============   =============
---------------------------------------------------------------------------------------

Cash equivalents are short-term marketable securities purchased with maturities of three months or less that were carried at cost which approximates fair value.

        See accompanying Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

KeySpan Corporation (referred to in the Notes to the Financial Statements as "KeySpan," "we," "us" and "our") is a registered holding company under the Public Holding Company Act of 2005 ("PUHCA 2005"). KeySpan operates six regulated utilities that distribute natural gas to approximately 2.6 million customers in New York City, Long Island, Massachusetts and New Hampshire, making KeySpan the fifth largest gas distribution company in the United States and the largest in the Northeast. We also own, lease and operate electric generating plants in Nassau and Suffolk Counties on Long Island and in Queens County in New York City and are the largest electric generation operator in New York State. Under contractual arrangements, we provide power, electric transmission and distribution services, billing and other customer services for approximately 1.1 million electric customers of the Long Island Power Authority ("LIPA"). KeySpan's other operating subsidiaries are primarily involved in gas exploration and production; underground gas storage; liquefied natural gas storage; retail electric marketing; large energy-system ownership, installation and management; service and maintenance of energy systems; and engineering and consulting services. We also invest and participate in the development of natural gas pipelines, electric generation and other energy-related projects. (See Note 2 "Business Segments" for additional information on each operating segment.)

On February 25, 2006, KeySpan entered into an Agreement and Plan of Merger (the "Merger Agreement"), with National Grid plc, a public limited company incorporated under the laws of England and Wales ("Parent") and National Grid US8, Inc., a New York Corporation ("Merger Sub"), pursuant to which Merger Sub will merge with and into KeySpan (the "Merger"), with KeySpan continuing as the surviving company and thereby becoming an indirect wholly-owned subsidiary of the Parent. Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of KeySpan common stock, par value $0.01 per share of KeySpan (the "Shares"), other than treasury shares and shares held by the Parent and its subsidiaries, shall be canceled and shall be converted into the right to receive $42.00 in cash, without interest.

Consummation of the Merger is subject to various closing conditions, including but not limited to the receipt of requisite regulatory approvals and the adoption of the Merger Agreement by the stockholders of KeySpan and the Parent. Assuming receipt of all required approvals, it is currently anticipated that the Merger will be consummated in early 2007. However, no assurance can be given that the Merger will occur, or, the timing of its completion.

At December 31, 2005, KeySpan was a holding company under the Public Utility Holding Company Act of 1935, as amended ("PUHCA 1935"). In August 2005, the Energy Policy Act of 2005 (the "Energy Act") was enacted. The Energy Act is a broad energy bill that places an increased emphasis on the production of energy and promotes the development of new technologies and alternative energy sources and provides tax credits to companies that produce natural gas, oil, coal, electricity and renewable energy. For KeySpan, one of the more significant provisions of the Energy Act was the repeal of PUHCA 1935, which became effective on February 8, 2006. Since that time, the jurisdiction of the Securities and Exchange Commission ("SEC") over certain holding company activities, including the regulation of our affiliate transactions and service companies, has been transferred to the Federal Energy Regulatory Commission

("FERC") pursuant to PUHCA 2005. (For additional information on the Energy Act and PUHCA 2005 see KeySpan's Annual Report on Form 10-K for the year ended December 31, 2005, Item 7. Management's Discussion and Analyses of Financial Condition and Results of Operations - "Regulation and Rate Matters.")

1. BASIS OF PRESENTATION

In our opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly KeySpan's financial position as of March 31, 2006, and the results of operations for the three months ended March 31, 2006 and March 31, 2005, as well as cash flows for the three months ended March 31, 2006 and March 31, 2005. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in KeySpan's Annual Report on Form 10-K for the year ended December 31, 2005. The December 31, 2005 financial statement information has been derived from the 2005 audited financial statements. Income from interim periods may not be indicative of future results. Certain reclassifications were made to conform prior period financial statements to the current period financial statement presentation.

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

Under the requirements of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" our basic and diluted EPS are as follows:

------------------------------------------------------------------------------------------
                                                               Three Months Ended March 31,
(In Millions of Dollars, Except Per Share Amounts)                2006             2005
------------------------------------------------------------------------------------------
Earnings for common stock                                       $   208.0       $   234.4

Weighted average shares outstanding (000)                         174,704         161,125
Add dilutive securities:
Options                                                             2,249           1,120
------------------------------------------------------------------------------------------
Total weighted average shares outstanding - assuming dilution     176,953         162,245
------------------------------------------------------------------------------------------
Basic earnings per share                                        $    1.19       $    1.45
------------------------------------------------------------------------------------------
Diluted earnings per share                                      $    1.18       $    1.44
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

The Electric Services segment consists of subsidiaries that: operate the electric transmission and distribution system owned by LIPA; own and provide capacity to and produce energy for LIPA from our generating facilities located on Long Island; and manage fuel supplies for LIPA to fuel our Long Island generating facilities. These services are provided in accordance with existing long-term service contracts having remaining terms that range from one to seven years and power purchase agreements having remaining terms that range from seven to 21 years. On February 1, 2006, KeySpan and LIPA agreed to extend, amend and restate these contractual arrangements. (See Note 10, "2006 LIPA Settlement" for a further discussion of these agreements.) The Electric Services segment also includes subsidiaries that own or lease and operate the 2,200 MW Ravenswood Facility located in Queens, New York, and the 250 MW combined-cycle Ravenswood Expansion. Collectively the Ravenswood Facility and Ravenswood Expansion are referred to as the "Ravenswood Generating Station." All of the energy, capacity and ancillary services related to the Ravenswood Generating Station are sold to the New York Independent Systems Operator ("NYISO") energy markets. To finance the purchase and/or construction of the Ravenswood Generating Station, KeySpan entered into a leasing arrangement for each facility. The Electric Services segment also conducts retail marketing of electricity to commercial customers. (See Note 6 "Contractual Obligations, Financial Guarantees and Contingencies" for further details on the leasing arrangements.)

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

In 2005, KeySpan sold its mechanical contracting subsidiaries. The operating results and financial position of these companies have been reflected as discontinued operations on the Consolidated Statement of Income and Consolidated Statement of Cash Flows for 2005.

The Energy Investments segment consists of our gas exploration and production investments, as well as certain other domestic energy-related investments. KeySpan's gas exploration and production activities include its wholly-owned subsidiaries Seneca Upshur Petroleum, Inc. ("Seneca-Upshur") and KeySpan Exploration and Production, LLC ("KeySpan Exploration"). Seneca-Upshur is engaged in gas exploration and production activities primarily in West Virginia. KeySpan Exploration is engaged in a joint venture with The Houston Exploration Company ("Houston Exploration"), an independent natural gas and oil exploration company located in Houston, Texas. Houston Exploration, formerly a KeySpan subsidiary, was sold in 2004.

This segment is also engaged in pipeline development activities. KeySpan and Duke Energy Corporation each own a 50% interest in the Islander East Pipeline Company, LLC ("Islander East"). Islander East was created to pursue the authorization and construction of an interstate pipeline from Connecticut, across Long Island Sound, to a terminus near Shoreham, Long Island. Once in service, the pipeline is expected to transport up to 260,000 DTH daily to the Long Island and New York City energy markets. Further, during the first quarter of 2006, KeySpan increased its interest in the Millennium Pipeline Company LLC to 26.25% from 21%. The Millennium Pipeline Company LLC is the developer of the Millennium pipeline project, which is expected to transport up to 525,000 DTH of natural gas a day from Corning to Ramapo, New York, where it will connect to an existing pipeline. Additionally, subsidiaries in this segment hold a 20% equity interest in the Iroquois Gas Transmission System LP, a pipeline that transports Canadian gas supply to markets in the Northeastern United States. These investments are accounted for under the equity method. Accordingly, equity income from these investments is reflected as a component of operating income in the Consolidated Statement of Income.

Through its wholly owned subsidiary, KeySpan LNG, KeySpan owns a 600,000 barrel liquefied natural gas storage and receiving facility in Providence, Rhode Island, the operations of which are fully consolidated.

In the first quarter of 2005, KeySpan sold its 50% interest in Premier Transmission Limited ("Premier"), a gas pipeline from southwest Scotland to Northern Ireland. The sale generated cash proceeds of approximately $48.1 million. In the fourth quarter of 2004, KeySpan reduced its carrying value in Premier to an amount approximating the anticipated cash proceeds from the sale. The final sale of Premier resulted in a pre-tax gain of $4.1 million reflecting the difference from earlier estimates; this gain was recorded in the first quarter of 2005.

The accounting policies of the segments are the same as those used for the preparation of the Consolidated Financial Statements. The segments are strategic business units that are managed separately because of their different operating and regulatory environments. Operating results of our segments are evaluated by management on an operating income basis. At March 31, 2006, the total assets of each reportable segment have not changed materially from those levels reported at December 31, 2005. The reportable segment information is as follows:

----------------------------------------------------------------------------------------------------------------------------------
                                            Gas           Electric        Energy         Energy
(In Millions of Dollars)               Distribution       Services       Services      Investments   Eliminations     Consolidated
----------------------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31, 2006
Unaffiliated revenue                       2,180.1           424.8          48.4          7.8                  -          2,661.1
Intersegment revenue                             -               -           2.5          1.3               (3.8)               -
Operating Income                             336.4            65.0          (0.4)         3.0              (14.9)           389.1

Three Months Ended March 31, 2005
Unaffiliated revenue                       2,025.5           400.4          44.5         10.1                  -          2,480.5
Intersegment revenue                             -             4.6           2.6            -               (7.2)               -
Operating Income                             391.9            51.0          (2.8)         6.4               (7.8)           438.7

----------------------------------------------------------------------------------------------------------------------------------

Eliminating  items  include  intercompany   interest  income  and  expense,  the
elimination of certain intercompany accounts, as well as activities of our corporate and administrative areas.

Because of the nature of our Electric Services business, electric revenues are derived from two large customers - the NYISO and LIPA. Electric Services revenues from these customers of $422.7 million and $371.0 million for the three months ended March 31, 2006 and 2005, respectively, represent approximately 16% and 15%, respectively of our consolidated revenues in both periods.

3. COMPREHENSIVE INCOME

The table below indicates the components of comprehensive income:

------------------------------------------------------------------------------------------------
                                                                    Three Months Ended March 31,
(In Millions of Dollars)                                                 2006             2005
------------------------------------------------------------------------------------------------
Net Income                                                             $ 208.0          $ 235.7
------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax
Net (gains) on derivative instruments                                    (35.7)            (4.8)
Foreign currency translation adjustments                                     -             (5.0)
Unrealized gains (losses) on marketable securities                         0.4             (1.8)
Unrealized gains (losses) on derivative financial instruments             45.9             (7.3)
------------------------------------------------------------------------------------------------
Other comprehensive loss, net of tax                                      10.6            (18.9)
------------------------------------------------------------------------------------------------
Comprehensive Income                                                   $ 218.6          $ 216.8
------------------------------------------------------------------------------------------------
Related tax (benefit) expense
Net  (gains) on derivative instruments                                   (19.2)            (0.5)
Foreign currency translation adjustments                                     -             (2.7)
Unrealized gains (losses) on marketable securities                         0.2             (1.0)
Unrealized gains (losses) on derivative financial instruments             25.4             (6.7)
------------------------------------------------------------------------------------------------
Total Tax (Benefit) Expense                                            $   6.4          $ (10.9)
------------------------------------------------------------------------------------------------


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

Derivative financial instruments are employed by our gas distribution operations to reduce the cash flow variability associated with the purchase price for a portion of future natural gas purchases for our regulated firm gas sales customers. The accounting for certain of these derivative instruments is subject to SFAS 71 "Accounting for the Effects of Certain Types of Regulation." See the caption below "Firm Gas Sales Derivative Instruments - Regulated Utilities" for a further discussion of these derivatives. Certain derivative instruments employed by our gas distribution  operations,  however,  are not subject to SFAS
71. Utility tariffs applicable to certain large-volume customers permit gas to be sold at prices established monthly, relative to a prevailing alternate fuel price, but limited to the cost of gas plus the rate for the highest consumption block otherwise applicable to our firm commercial customers. KEDNY uses over-the-counter ("OTC") natural gas swaps, with offsetting positions in OTC fuel oil swaps of equivalent energy value, to hedge the cash-flow variability of specified portions of gas purchases and sales associated with these customers. The maximum length of time over which we have hedged cash flow variability associated with forecasted purchases and sales of natural gas is through October 2006. We use standard New York Mercantile Exchange ("NYMEX") futures prices to value the gas and heating oil positions. At March 31, 2006, the fair value of gas swap contracts was a liability of $1.4 million; the fair value of the oil swap contracts was a liability of $1.7 million. The estimated amount of losses associated with such derivative instruments that are reported in other comprehensive income and that are expected to be reclassified into earnings over the next twelve months is $3.1 million, or $2.0 million after-tax. The ineffective portion of these derivatives for the three months ended March 31, 2006 was immaterial.

Our Energy Investments subsidiary, Seneca-Upshur, utilizes OTC natural gas swaps to hedge the cash flow variability associated with forecasted sales of a portion of its natural gas production. At March 31, 2006, Seneca-Upshur has hedge positions in place for approximately 85% of its estimated 2006 through 2008 gas production, net of gathering costs. We use market quoted forward prices to value these swap positions. The maximum length of time over which Seneca-Upshur has hedged such cash flow variability is through December 2008. The fair value of these derivative instruments at March 31, 2006 was a liability of $14.0 million. The estimated amount of losses associated with such derivative instruments that are reported in other comprehensive income and that are expected to be reclassified into earnings over the next twelve months is $5.2 million, or approximately $3.4 million after-tax. Ineffectiveness associated with these outstanding derivative financial instruments was immaterial for the three months ended March 31, 2006.

The Ravenswood Generating Station uses derivative financial instruments to hedge the cash flow variability associated with the purchase of natural gas or fuel oil that will be consumed during the generation of electricity. The Ravenswood Generating Station also hedges the cash flow variability associated with a portion of electric energy sales.

With respect to price exposure associated with fuel purchases for the Ravenswood Generating Station, KeySpan employs OTC natural gas swaps to hedge the cash flow variability for a portion of forecasted purchases of natural gas. We use market quoted forward prices to value these swap positions. The maximum length of time over which we have hedged cash flow variability associated with forecasted purchases of natural gas is through December 2006. The fair value of these derivative instruments at March 31, 2006, was a liability of $0.1 million. These derivative instruments, which are reported in other comprehensive income, are expected to be reclassified into earnings over the next twelve months.

We have also engaged in the use of cash-settled swap instruments to hedge the cash flow variability associated with a portion of forecasted electric energy sales from the Ravenswood Generating Station. Our hedging strategy is to hedge at least 50% of forecasted on-peak summer season electric energy sales and a portion of forecasted electric energy sales for the remainder of the year. The maximum length of time over which we have hedged cash flow variability is through October 2006. To accomplish our stated hedging strategy, KeySpan employs financially-settled electric-power swap contracts with offsetting financially-settled oil swap contracts and OTC natural gas swaps. We use market quoted forward prices to value the electric-power swap contracts. The fair value of these derivative instruments at March 31, 2006 was $19.6 million all of which is expected to be reclassified into earnings within the next twelve months. We use market quoted forward prices to value the oil swap contracts. The fair value of these derivative instruments at March 31, 2006, was a liability of $3.9 million all of which is expected to be reclassified into earnings within the next twelve months. We use market quoted forward prices to value the gas swap contracts. The fair value of these derivative instruments at March 31, 2006, was a liability of $0.2 million all of which is expected to be reclassified into earnings within the next twelve months. The after-tax benefit of these derivative instruments is anticipated to be $10.0 million. Ineffectiveness associated with these outstanding derivative financial instruments was immaterial for the three months ended March 31, 2006.

The above noted derivative financial instruments are cash flow hedges that qualify for hedge accounting under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," collectively SFAS 133, and are not considered held for trading purposes as defined by current accounting literature. Accordingly, we carry the fair value of our derivative instruments on the Consolidated Balance Sheet as either a current or deferred asset or liability, as appropriate, and defer the effective portion of unrealized gains or losses in accumulated other comprehensive income. Gains and losses are reclassified from accumulated other comprehensive income to the Consolidated Statement of Income in the period the hedged transaction affects earnings. Gains and losses are reflected as a component of either revenue or fuel and purchased power depending on the hedged transaction. Hedge ineffectiveness, which was negligible for the three months ended March 31, 2006, results from changes during the period in the price differentials between the index price of the derivative contract and the price of the purchase or sale for the cash flow that is being hedged, and is recorded directly to earnings.


Firm Gas Sales Derivative Instruments - Regulated Utilities: We use derivative financial instruments to reduce the cash flow variability associated with the purchase price for a portion of future natural gas purchases associated with our Gas Distribution operations. Our strategy is to minimize fluctuations in firm gas sales prices to our regulated firm gas sales customers in our New York and New England service territories. The accounting for these derivative instruments is subject to SFAS 71. Therefore, changes in the fair value of these derivatives have been recorded as a regulatory asset or regulatory liability on the Consolidated Balance Sheet. Gains or losses on the settlement of these contracts are initially deferred and then refunded to or collected from our firm gas sales customers consistent with regulatory requirements. At March 31, 2006 the fair value of these derivative instruments was a liability of $14.1 million and are reflected as a current asset of $2.7 million, a deferred asset of $7.0 million, and a regulatory asset of $20.1 million, with offsetting positions in current liabilities, regulatory liabilities and deferred credits of $18.8 million, $7.9 million and $3.2 million, respectively on the Consolidated Balance Sheet.

Physically-Settled Commodity Derivative Instruments: SFAS 133 establishes criteria that must be satisfied in order for option contracts, forward contracts with optionality features, or contracts that combine a forward contract and a purchase option contract to be exempted as normal purchases and sales. Certain contracts for the physical purchase of natural gas associated with our regulated gas utilities are not exempt as normal purchases from the requirements of SFAS
133. Since these contracts are for the purchase of natural gas sold to regulated firm gas sales customers, the accounting for these contracts is subject to SFAS
71. Therefore, changes in the market value of these contracts have been recorded as a regulatory asset or regulatory liability on the Consolidated Balance Sheet. At March 31, 2006, these derivatives had a net fair value of $16.8 million and are reflected as a deferred asset of $25.7 million and a regulatory asset of $7.0 million with offsetting positions in regulatory liabilities and deferred credits of $23.1 million and $9.5 million, respectively on the Consolidated Balance Sheet.

Further, certain contracts for the physical purchase of natural gas associated with the Ravenswood facility are not exempt as normal purchases from the requirements of SFAS 133. At March 31, 2006, the fair value of these contracts was a liability of $0.9 million and was recorded through earnings.

Financially-Settled Commodity Derivative Instruments that Do Not Qualify for Hedge Accounting: KeySpan subsidiaries also have employed a limited number of financial derivatives that do not qualify for hedge accounting treatment under SFAS 133. During the first quarter, we purchased a series of call options on the spread between the price of heating oil and the price of natural gas. The options cover the period February 2006 through October 2006 and further complement our hedging strategy noted above regarding sales to certain large-volume customers. As stated, we sell gas to certain large-volume customers at prices established monthly relative to a prevailing alternate fuel price, but limited to the cost of gas plus the tail block rate. Utility tariffs, however, establish an upper limit on the price KeySpan can charge for the sale of natural gas to these customers. These options are intended to limit KeySpan's exposure to spikes in heating oil prices. These options do not qualify for hedge accounting treatment under SFAS 133. We recorded a $0.7 million benefit in other income and deductions on the Consolidated Statement of Income to reflect the change in the market value associated with this derivative instrument for the first quarter of 2006.

Further, the Ravenswood facility has also employed a limited number of financial derivatives that do not qualify for hedge accounting treatment under SFAS 133 associated with the purchase of fuel oil. We recorded a $0.7 million expense in other income and deductions on the Consolidated Statement of Income to reflect the change in the market value associated with this derivative instrument for the first quarter of 2006.

On January 18, 2006, KeySpan entered into an International SWAP Dealers Association Master Agreement for a fixed for float unforced capacity financial swap (the "Agreement") with Morgan Stanley Capital Group Inc. ("Morgan Stanley"). The Agreement has a three year term beginning May 1, 2006. The notional quantity is 1,800,000kW (the "Notional Quantity") of In-City Unforced Capacity and the fixed price is $7.57/kW-month ("Fixed Price"), subject to adjustment upon the occurrence of certain events. Cash settlement will occur on a monthly basis based on the In-City Unforced Capacity price determined by the relevant New York Independent System Operator ("NYISO") Spot Demand Curve Auction Market ("Floating Price"). For each monthly settlement period, the price difference will equal the Fixed Price minus the Floating Price. If such price difference is less than zero, Morgan Stanley will pay KeySpan an amount equal to the product of (a) the Notional Quantity and (b) the absolute value of such price difference. Conversely, if such price difference is greater than zero, KeySpan will pay Morgan Stanley an amount equal to the product of (a) the Notional Quantity and (b) the absolute value of such price difference. KeySpan believes that the average annual monthly capacity market price will settle above the Fixed Price. This derivative instrument does not qualify for hedge accounting treatment under SFAS 133 and is subject to mark-to-market accounting treatment; although currently there is no observable market reference to value this derivative instrument.

The table below summarizes the fair value of all of the above outstanding derivative instruments at March 31, 2006 and December 31, 2005, and the related line item on the Consolidated Balance Sheet. Fair value is the amount at which derivative instruments could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale.


----------------------------------------------------------------------------
(In Millions of Dollars)                 March 31, 2006   December 31, 2005
----------------------------------------------------------------------------
Gas Contracts:
  Other current assets                            $  2.7            $ 132.1
  Other deferred charges                            33.5               75.2
  Regulatory asset                                  27.1               30.9
  Other current liability                          (25.6)             (39.8)
  Other deferred liabilities                       (22.4)             (44.3)
  Regulatory liability                             (31.0)            (175.4)

Oil Contracts:
  Other current assets                                 -                0.5
  Other current liability                           (5.6)              (6.8)
  Other deferred liabilities                        (0.7)                 -

Electric Contracts:
  Other current assets                              19.6               10.2
  Other deferred charges                             0.5                  -
  Other current liability                              -               (0.7)
----------------------------------------------------------------------------
                                                  $ (1.9)           $ (18.1)
----------------------------------------------------------------------------

Weather Derivatives: The utility tariffs associated with KEDNE's operations do not contain weather normalization adjustments. As a result, fluctuations from normal weather may have a significant positive or negative effect on the results of these operations.

In 2005, we entered into heating-degree day put options to mitigate the effect of fluctuations from normal weather on KEDNE's financial position and cash flows for the 2005/2006 winter heating season - November 2005 through March 2006. These put options would have paid KeySpan up to $40,000 per heating degree day when the actual temperature was below 4,169 heating degree days, or approximately 5% warmer than normal, based on the most recent 20-year average for normal weather. The maximum amount KeySpan would have received on these purchased put options was $16 million. The net premium cost for these options was $1.2 million and was amortized over the heating season. Weather for the first quarter of 2006 was approximately 8% warmer than normal in KeySpan's New England service territory; however for the entire primary winter heating season -November 2005 through March 2006 - weather was slightly colder than normal. Therefore, there was no earnings impact associated with these weather derivatives, except for the amortization of the net premium cost. We account for these derivatives pursuant to the requirements of EITF 99-2, "Accounting for Weather Derivatives." In this regard, such instruments are accounted for using the "intrinsic value method" as set forth in such guidance.

Credit and Collateral:
Derivative contracts are primarily used to manage exposure to market risk arising from changes in commodity prices and interest rates. In the event of non-performance by a counterparty to a derivative contract, the desired impact may not be achieved. The risk of counterparty non-performance is generally considered a credit risk and is actively managed by assessing each counterparty credit profile and negotiating appropriate levels of collateral and credit support. In instances where the counterparties' credit quality has declined, or credit exposure exceeds certain levels, we may limit our credit exposure by restricting new transactions with counterparties, requiring additional collateral or credit support and negotiating the early termination of certain agreements. At March 31, 2006, KeySpan has received $5.2 million from its counterparties as collateral associated with outstanding derivative contracts. This amount has been recorded as restricted cash, with an offsetting position in current liabilities on the Consolidated Balance Sheet. At March 31, 2006, KeySpan has no outstanding margin calls to its counterparties.

We believe that our credit risk related to the above mentioned derivative financial instruments is no greater than the risk associated with the primary contracts which they hedge and that the elimination of a portion of the price risk reduces volatility in the reported results of operations, financial position and cash flows and lowers overall business risk.

5. RECENT ACCOUNTING PRONOUNCEMENTS

On March 31,2006, the Financial Accounting Standards Board ("FASB") issued an Exposure Draft of proposed rules on employers' accounting for defined benefit pensions and other postretirement benefit plans that would require employers to fully recognize the plan's funded status on the balance sheet. If adopted as proposed, the new rules would be applied retroactively to prior financial statements presented and be effective for fiscal years ending after December 15, 2006. The new rules, if adopted as proposed, may significantly increase KeySpan's recorded pension and other postretirement liabilities and reduce its shareholders' equity. The comment period on this Exposure Draft ends on May 31, 2006. KeySpan is currently evaluating the Exposure Draft, and at this time cannot determine the full impact that the potential requirements of the Exposure Draft may have on its financial statements.

On July 14, 2005, the FASB issued an Exposure Draft "Accounting for Uncertain Tax Positions," that would interpret SFAS 109, "Accounting for Income Taxes." This proposal seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement requirements related to accounting for income taxes. KeySpan anticipates that implementation of this Exposure Draft in its proposed form will have minimal impact on its results of operations, financial position or cash flows.

In December 2004 the FASB issued SFAS 123 (revised 2004) "Share-Based Payment." This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement revises certain provisions of SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion 25 "Accounting for Stock Issued to Employees." The fair-value-based method in this Statement is similar to the fair-value-based method in SFAS 123 in most respects. However, the following are key differences between the two: entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value as compared to using the intrinsic method allowed under SFAS 123; entities are required to estimate the number of instruments for which the requisite service is expected to be rendered, as compared to accounting for forfeitures as they occur under SFAS 123; and incremental compensation cost for a modification of the terms or conditions of an award are also measured differently under this Statement compared to Statement 123. This Statement also clarifies and expands SFAS 123's guidance in several areas. The effective date of this Statement is the beginning of the first fiscal year beginning after June 15, 2005. KeySpan adopted the prospective method of transition for stock options in accordance with SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." Accordingly, compensation expense has been recognized by employing the fair value recognition provisions of SFAS 123 for grants awarded after January 1, 2003. Therefore implementation of this Statement in January 2006 did not have a material impact on KeySpan's results of operations or financial position and no impact on its cash flows.

6. FINANCIAL GUARANTEES AND CONTINGENCIES

Variable Interest Entity: KeySpan has an arrangement with a variable interest entity through which we lease a portion of the Ravenswood Facility. We acquired the Ravenswood Facility, a 2,200-megawatt electric generating facility located in Queens, New York, in part, through the variable interest entity from Consolidated Edison on June 18, 1999 for approximately $597 million. In order to reduce the initial cash requirements, we entered into a lease agreement (the "Master Lease") with a variable interest, unaffiliated financing entity that acquired a portion of the facility, or three steam generating units, directly from Consolidated Edison and leased it to our subsidiary. The variable interest unaffiliated financing entity acquired the property for $425 million, financed with debt of $412.3 million (97% of capitalization) and equity of $12.7 million (3% of capitalization). KeySpan has no ownership interests in the units or the variable interest entity. KeySpan has guaranteed all payment and performance obligations of our subsidiary, KeySpan Ravenswood, LLC, under the Master Lease. Monthly lease payments substantially equal the monthly interest expense on such debt securities.

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

We have classified the Master Lease as $412.3 million of long-term debt on the Consolidated Balance Sheet based on our current status as primary beneficiary. Further, we have an asset on the Consolidated Balance Sheet for an amount substantially equal to the fair market value of the leased assets at the inception of the lease, less depreciation since that date, or approximately $318.9 million.

If our subsidiary that leases the Ravenswood Facility, KeySpan Ravenswood LLC, was not able to fulfill its payment obligations with respect to the Master Lease payments, then the maximum amount KeySpan would be exposed to under its current guarantees would be $425 million plus the present value of the remaining lease payments through June 20, 2009.

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

Asset Retirement Obligations: KeySpan has various asset retirement obligations primarily associated with its gas distribution and electric generation activities. These obligations have remained substantially unchanged from December 31, 2005, except for accretion adjustments. Generally, KeySpan's largest asset retirement obligations relate to: (i) legal requirements to cut

(disconnect from the gas distribution system), purge (clean of natural gas and PCB contaminants) and cap gas mains within its gas distribution and transmission system when mains are retired in place; (ii) cleaning and removal requirements associated with storage tanks containing waste oil and other waste contaminants; and (iii) legal requirements to remove asbestos upon major renovation or demolition of structures and facilities. At March 31, 2006, these obligations total $48.1 million. See KeySpan's Annual Report on Form 10-K for the year ended December 31, 2005, Note 7 to the Consolidated Financial Statements "Contractual Obligations, Financial Guarantees and Contingencies" for additional information regarding these obligations.

Environmental Matters

New York Sites: Within the State of New York we have identified 43 historical manufactured gas plant ("MGP") sites and related facilities, which were owned or operated by KeySpan subsidiaries or such companies' predecessors. These former sites, some of which are no longer owned by us, have been identified to the New York State Public Service Commission ("NYPSC") and the Department of Environmental Conservation ("DEC") for inclusion on appropriate site inventories. Administrative Orders on Consent ("ACO") or Voluntary Cleanup Agreements ("VCA") have been executed with the DEC to address the investigation and/or remediation activities associated with certain sites and one waterway. In March 2005, KeySpan withdrew its previously filed applications under the DEC's Brownfield Cleanup Program ("BCP") because of the uncertainty associated with contribution suits which we may need to bring against other parties who impacted these sites for their share of remedial cost. As a result of the December 2004 Cooper Industries v. Aviall Services, Inc. decision by the United States Supreme Court and the emerging case law in New York, KeySpan continues to evaluate how to proceed with respect to participation in the BCP or alternative DEC remediation programs.

We have identified 28 of these sites as being associated with the historical operations of KEDNY. One site has been fully remediated. Subject to the issues described in the preceding paragraph, the remaining 27 sites will be investigated and, if necessary, remediated under the terms and conditions of ACOs, VCAs, or Brownfield Cleanup Agreements ("BCA"). Expenditures incurred to date by us with respect to KEDNY MGP-related activities total $64.8 million.

The remaining 15 sites have been identified as being associated with the historical operations of KEDLI. One site has been fully investigated and requires no further action. Subject to the issues described above, the remaining sites will be investigated and, if necessary, remediated under the terms and conditions of ACOs, VCAs, or BCAs. Expenditures incurred to date by us with respect to KEDLI MGP-related activities total $53.7 million.

We presently estimate the remaining cost of our KEDNY and KEDLI MGP-related environmental remediation activities will be $349.6 million, which amount has been accrued by us as a reasonable estimate of probable cost for known sites. However, remediation costs for each site may be materially higher than noted, depending upon changing technologies and regulatory standards, selected end use for each site, and actual environmental conditions encountered.

With respect to remediation costs, the KEDNY and KEDLI rate plans generally provide for the recovery from customers of investigation and remediation costs of certain sites. At March 31, 2006, we have reflected a regulatory asset of $385.3 million for our KEDNY/KEDLI MGP sites. In October 2003, KEDNY and KEDLI filed a joint petition with the NYPSC seeking rate treatment for additional environmental costs that may be incurred at all of our New York MGP sites. That petition is still pending.

We are also responsible for environmental obligations associated with the Ravenswood Facility, purchased from Consolidated Edison in 1999, including remediation activities associated with its historical operations and those of the MGP facilities that formerly operated at the site. We are not responsible for liabilities arising from disposal of waste at off-site locations prior to the acquisition closing and any monetary fines arising from Consolidated Edison's pre-closing conduct. We presently estimate the remaining environmental clean up activities for this site will be $1.6 million, which amount has been accrued by us. Expenditures incurred to date total $3.4 million.

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

We presently estimate the remaining cost of the Massachusetts KEDNE MGP-related environmental cleanup activities will be $12.2 million, which amount has been accrued by us as a reasonable estimate of probable cost for known sites, however remediation costs for each site may be materially higher than noted, depending upon changing technologies and regulatory standards, selected end use for each site, and actual environmental conditions encountered. Expenditures incurred since November 8, 2000, the date KeySpan acquired these subsidiaries, with respect to these MGP-related activities total $31.3 million.

We may have or share responsibility under applicable environmental laws for the remediation of 10 MGP sites and related facilities associated with the historical operations of EnergyNorth in New Hampshire. At four of these sites we have entered into cost sharing agreements with other parties who share responsibility for remediation of these sites. EnergyNorth also has entered into an agreement with the United States Environmental Protection Agency ("EPA") for the contamination from the Nashua site that was allegedly commingled with asbestos at the so-called Nashua River Asbestos Site, adjacent to the Nashua MGP site.

We presently estimate the remaining cost of EnergyNorth MGP-related environmental cleanup activities will be $30.9 million, which amount has been accrued by us as a reasonable estimate of probable cost for known sites, however, remediation costs for each site may be materially higher than noted, depending upon changing technologies and regulatory standards, selected end use for each site and actual environmental conditions encountered. Expenditures incurred since November 8, 2000, the date KeySpan acquired this subsidiary, with respect to these MGP-related activities total $17.6 million.

By rate orders, the Massachusetts Department of Telecommunications and Energy ("MADTE") and the New Hampshire Public Utility Commission ("NHPUC") provide for the recovery of site investigation and remediation costs and, accordingly, at March 31, 2006, we have reflected a regulatory asset of $64.6 million for the KEDNE MGP sites.

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

We presently estimate the remaining cost of our environmental cleanup activities for these three non-utility sites will be approximately $19.4 million, which amount has been accrued by us as a reasonable estimate of probable costs for known sites however, remediation costs for each site may be materially higher than noted, depending upon changing technologies and regulatory standards, selected end use for each site, and actual environmental conditions encountered. Expenditures incurred since November 8, 2000, with respect to these sites total $13.4 million.

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

See KeySpan's  Annual  Report on Form 10-K for the year ended  December 31, 2005
Note 7 to those Consolidated Financial Statements "Contractual Obligations, Financial Guarantees and Contingencies" for further information on environmental matters.

Legal Matters

From time to time we are subject to various legal proceedings arising out of the ordinary course of our business. Except as described below, or in KeySpan's Annual Report on Form 10-K for the year ended December 31, 2005, we do not consider any of such proceedings to be material to our business or likely to result in a material adverse effect on our results of operations, financial condition or cash flows.

On March 20, 2006, a purported class action lawsuit was filed alleging breach of fiduciary duty against us and our directors. The complaint, which was filed in the New York State Supreme Court for the County of Kings, relates to the execution of the merger agreement with National Grid plc and alleges that the merger consideration which our stockholders will receive in connection with the proposed merger transaction is inadequate and unfair because the transaction value of $42.00 for each share of our common stock does not provide our stockholders with a meaningful premium over the market price of the common stock. We believe the lawsuit is without merit and we intend to contest it vigorously.

Other Contingencies: We derive a substantial portion of our revenues in our Electric Services segment from a series of agreements with LIPA pursuant to which we manage LIPA's transmission and distribution system and supply the majority of LIPA's customers' electricity needs. KeySpan and LIPA have entered into agreements to extend, amend, and restate these contractual arrangements. See Note 10 "2006 LIPA Settlement" for a further discussion of these agreements.

LIPA completed its strategic review initiative that it had undertaken in connection with, among other reasons, its option under the Generation Purchase Rights Agreement. As part of its review, LIPA engaged a team of advisors and consultants, held public hearings and explored its strategic options, including continuing its existing operations, municipalizing, privatizing, selling some, but not all of its assets, becoming a regulator of rates and services, or merging with one or more utilities. Upon completion of its strategic review, LIPA determined that it would continue its existing operations, as part of its settlement with KeySpan and the renegotiated 2006 LIPA Agreements discussed in

Note 10 "2006 LIA Settlement." Following the announcement of the proposed acquisition of KeySpan by National Grid, LIPA, National Grid and KeySpan have engaged in discussions concerning the impact of the transaction on LIPA's operations. At this time, we are unable to determine what impact, if any, such discussions may have on the 2006 LIPA Agreements and the receipt and timing of governmental approvals relating thereto.

As reported in KeySpan's Annual Report on Form 10-K for the year ended December 31, 2005, KeySpan is currently in discussions with the Internal Revenue Service ("IRS") at the Appeals level with regard to the Long Island Lighting Company's ("LILCO's") tax returns for the tax years ending December 31, 1996 through March 31, 1999 and KeySpan's and the Brooklyn Union Gas Company's tax returns for the years ending September 30, 1997 through December 31, 1998. The primary issue relates to the valuation of the transferred assets in the KeySpan/LILCO combination. Additionally, the IRS has recently commenced the examination of KeySpan's tax returns for the year ended 2002 and 2003. At this time, we cannot predict the result of these audits. However, KeySpan has evaluated the potential outcomes based on the issues raised and progress of the discussions to date. KeySpan believes that it has adequately provided for the additional tax, if any, which may result.

Financial Guarantees

KeySpan has issued financial guarantees in the normal course of business, primarily on behalf of its subsidiaries, to various third party creditors. At March 31, 2006, the following amounts would have to be paid by KeySpan in the event of non-payment by the primary obligor at the time payment is due:

------------------------------------------------------------------------------------------
                                                           Amount of        Expiration
  Nature of Guarantee (In Millions of Dollars)              Exposure          Dates
------------------------------------------------------------------------------------------
Guarantees for Subsidiaries
  Medium-Term Notes - KEDLI                       (i)          $   525.0    2008-2010
  Industrial Development Revenue Bonds            (ii)             128.3       2027
  Ravenswood - Master Lease                       (iii)            425.0       2009
  Ravenswood - Sale/leaseback                     (iv)             403.5       2019
  Surety Bonds                                    (v)               71.7   2006 - 2008
  Commodity Guarantees and Other                  (vi)              52.9   2006 - 2009
  Letters of Credit                               (vii)             73.5   2006 - 2010
------------------------------------------------------------------------------------------
                                                               $ 1,679.9
------------------------------------------------------------------------------------------

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

(v) KeySpan has agreed to indemnify the issuers of various surety and performance bonds associated with certain construction projects being performed by certain current or former subsidiaries. In the event that the subsidiaries fail to perform their obligations under contracts, the injured party may demand that the surety make payments or provide services under the bond. KeySpan would then be obligated to reimburse the surety for any expenses or cash outlays it incurs. Although KeySpan is not guaranteeing any new bonds for any of the former subsidiaries, KeySpan's indemnity obligation supports the contractual obligation of these former subsidiaries. KeySpan has also received from a former subsidiary an indemnity bond issued by a third party insurance company, the purpose of which is to reimburse KeySpan in an amount up to $80 million in the event it is required to perform under all other indemnity obligations previously incurred by KeySpan to support such company's bonded projects existing prior to divestiture. At March 31, 2006, the total cost to complete such remaining bonded projects is estimated to be approximately $33 million.

(vi) KeySpan has guaranteed commodity-related payments for subsidiaries within the Energy Services segment, as well as KeySpan Ravenswood, LLC. These guarantees are provided to third parties to facilitate physical and financial transactions involved in the purchase of natural gas, oil and other petroleum products for electric production and marketing activities. The guarantees cover actual purchases by these subsidiaries that are still outstanding as of March 31, 2006.

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

7. STOCK BASED COMPENSATION

From time to time, KeySpan awards stock based compensation to officers, directors, consultants and certain other management employees, primarily under the Long Term Performance Incentive Compensation Plan (the "Incentive Plan"). The Incentive Plan provides for the award of incentive stock options, non-qualified stock options, performance shares and restricted shares. The purpose of the Incentive Plan is to optimize KeySpan's performance through incentives that directly link the participant's goals to those of KeySpan's shareholders and to attract and retain participants who make significant contributions to the success of KeySpan.

Under this Plan, 19,250,000 shares were authorized for issuance of which the total shares awarded to date include 16.9 million stock options, 222,143 shares of restricted stock, and 891,555 performance shares. At March 31, 2006, after adjusting for forfeitures, there are approximately 2.8 million shares still eligible to be granted under the Incentive Plan. In addition, under previous plans, there were an additional 1.7 million shares authorized for which approximately 1.2 million stock options were awarded.

In 2005, KeySpan continued to apply APB Opinion 25 "Accounting for Stock Issued to Employees," in accounting for grants awarded prior to January 1, 2003. No compensation cost had been recognized for these stock option awards since the exercise prices and market values were equal on the grant dates. Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under the plans consistent with SFAS 123 "Accounting for Stock-Based Compensation," our net income and earnings per share for the three months ended March 31, 2005 would have decreased to the pro-forma amounts indicated below:

----------------------------------------------------------------------------------------
                                                                               March 31,
(In Millions of Dollars, Except Per Share Amounts)                               2005
----------------------------------------------------------------------------------------
Earnings available for common stock:
As reported                                                                     $ 234.4
     Add: recorded stock-based compensation expense, net of tax                     2.9
     Deduct: total stock-based compensation expense, net of tax                    (3.4)
----------------------------------------------------------------------------------------
Pro-forma earnings                                                              $ 233.9
----------------------------------------------------------------------------------------
Earnings per share:
     Basic - as reported                                                        $  1.45
     Basic - pro-forma                                                          $  1.45

     Diluted - as reported                                                      $  1.44
     Diluted - pro-forma                                                        $  1.44
----------------------------------------------------------------------------------------

In 2003, KeySpan adopted the prospective method of transition of accounting for stock based compensation expense in accordance with SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure". Accordingly, compensation expense has been recognized by employing the fair value recognition provisions of SFAS 123 for grants awarded after January 1, 2003.

In January 2006, KeySpan adopted SFAS 123 (revised 2004) "Share-Based Payment ("SFAS 123R")." The implementation of this standard required KeySpan to expense certain stock options that had previously been accounted for under the requirements of APB Opinion 25 and related Interpretations, i.e. awards issued prior to January 1, 2003. No compensation cost had been recognized for these fixed stock option plans in the Consolidated Financial Statements since the exercise prices and market values were equal on the grant dates. For the three months ended March 31, 2006, KeySpan recorded an expense of $0.3 million for stock option awards previously accounted for under APB 25 and which have not fully vested.

The following table presents the actual expense for all of KeySpan's stock based compensation awards recorded in the Consolidated Statement of Income for the periods indicated.

------------------------------------------------------------------------------------------------------
                                                                              Three Months Ended
------------------------------------------------------------------------------------------------------
                                                                         March 31,           March 31,
(In Millions of Dollars, Except Per Share Amounts)                         2006                2005
------------------------------------------------------------------------------------------------------
Performance shares                                                           $ 2.3              $ 1.7
Restricted stock                                                               3.7                0.2
Stock options                                                                  1.5                1.5
EDSPP discount                                                                 1.5                1.2
------------------------------------------------------------------------------------------------------
Total stock-based compensation included in operations and
maintenance expense                                                            9.0                4.6
Income tax (benefit)                                                          (3.2)              (1.7)
------------------------------------------------------------------------------------------------------
Total stock based compensation expense, net of tax                           $ 5.8              $ 2.9
------------------------------------------------------------------------------------------------------

Prior to the adoption of SFAS 123R, KeySpan presented all tax benefits for deductions resulting from the exercise of stock options and disqualifying dispositions as operating cash flows in its Consolidated Statement of Cash Flows. SFAS 123R requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from what would have been reported under prior accounting rules. During the three months ended March 31, 2006 and 2005, cash received from stock options exercised was $15.5 million and $24.3 million, respectively. The actual tax benefit realized for tax deductions from stock options exercised was $1.6 million and $2.6 million for the three months ended March 31, 2006 and 2005, respectively. The benefits received from these tax deductions were less than the recognized compensation expense and accordingly there were no excess tax deductions reported in the financing section of the Consolidated Statement of Cash Flows.

The following represents a discussion of the various awards granted under our stock based compensation plans:

Performance shares

Performance shares were awarded under the Incentive Plan in 2004 and 2005 based upon the attainment of overall corporate performance goals. These performance shares are measured over a three year period by comparing KeySpan's cumulative total shareholder return to the S&P Utilities Group. For actual performance achieved at a threshold level, 50% of the award will be granted; for actual performance achieved at a targeted level, 100% of the award will be granted; and for actual performance achieved at the maximum level, 150% of the award will be granted The 2004 and 2005 awards are being expensed ratably over their remaining performance periods. Previously, these awards met the performance based criteria under SFAS 123. However, under SFAS 123(R), the goals associated with these awards are now viewed as market conditions, which prohibits the reversal of previously recognized expense should the attainment of the market condition not be met.

The 2006 performance share award was revised to reflect the new performance condition criteria under SFAS 123(R). In 2006, 314,560 performance shares were granted to officers. Performance shares were granted with a three-year performance period with a threshold, target and maximum performance level. The number of performance shares earned at the end of the performance period can range from 0% to 150% of the shares granted and will be linked to two performance measures: the percentage improvement in return on invested capital, or "ROIC", and KeySpan's cumulative three-year total stockholder return, or "TSR", relative to the cumulative three-year TSR for the Standard and Poor's Utilities Group, using a matrix approach that encompasses both measures. The ROIC goal will act as the primary trigger. If the ROIC goal performance is below the threshold level, all shares shall be forfeited without payment. Upon a change of control, performance shares shall be distributed based upon the greater of the number of performance shares originally awarded at target level or the number of shares earned based on actual performance through the change of control date. Under the performance based criteria associated with SFAS 123(R), the inability to achieve goals requires reversal of the previously recognized expense.

Performance share awards were priced at fair value. The unearned compensation as of March 31, 2006 associated with all of the performance share awards was $18.4 million. Upon a change of control, all performance share awards granted and outstanding will vest immediately.

Restricted Stock Awards

KeySpan has made certain grants of restricted stock to officers and directors under the Incentive Plan. Awards of restricted stock were made in 2002, 2005 and 2006. These awards may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to these awards is being amortized to compensation expense over the period in which the awards vest. The share based expense for these awards was determined based on the fair value of the stock at the date of grant applied to the total number of shares that were anticipated to fully vest. The 2002 and 2005 awards will be fully expensed by the end of this year and the 2006 award was expensed in the first quarter of 2006. Upon a change of control, all restricted stock awards will vest immediately. The unearned compensation as of March 31, 2006 associated with these awards was $0.4 million.

Employee Discount Stock Purchase Plan

KeySpan's Employee Discount Stock Purchase Plan ("EDSPP") allows KeySpan employees to purchase shares of KeySpan stock at a 10% discount through payroll deductions. KeySpan is currently expensing the discount. The number of shares of common stock authorized for issuance under the EDSPP is 1,750,000 shares and there are 538,551 shares remaining to be issued.

Stock Options

The stock option component of the Incentive Plan entitles the participants to purchase shares of common stock at an exercise price per share which is no less than the closing price of the common stock on the date of the grant. Stock options generally vest over a three-to-five year period and have an exercise period of ten years. Upon a change of control, all stock options granted and outstanding will vest immediately.

The value of all stock option grants are estimated on the date of the grant using the Black-Scholes option-pricing model. There were no stock grants issued in 2006. The following table presents the weighted average fair value, exercise price and assumptions used for the 2005 stock option grant:

---------------------------------------------------
                                       2005
---------------------------------------------------
Fair value of grants issued          $     5.47
Dividend yield                             4.74%
Expected volatility                       23.48%
Risk free rate                             3.22%
Expected lives                         6.5 years
Exercise price                       $    37.54
---------------------------------------------------

A summary of the status of our fixed stock option plans and changes is presented below for the three months ended March 31, 2006:

-------------------------------------------------------------------------------------------
                                                              Weighted          Aggregate
                                                               Average      Intrinsic Value
            Fixed Options                     Shares        Exercise Price    (In Millions)
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Outstanding at beginning of period           10,443,055           $ 33.74
Granted during the year                               -           $     -
Exercised                                      (483,241)          $ 32.25
Forfeited                                        (7,656)          $ 38.52
-------------------------------------------------------------------------------------------
Outstanding at end of period                  9,952,158           $ 33.81           $ 49.0
-------------------------------------------------------------------------------------------
Exercisable at end of period                  7,280,106           $ 32.72           $ 43.7
-------------------------------------------------------------------------------------------

The total intrinsic value of the options exercised during the periods ending March 31, 2006 and 2005 was approximately $3.1 million and $4.5 million, respectively.

------------------------------------------------------------------------------------------------------------------------------------
Remaining         Options Outstanding    Weighted Average     Range of       Options Exercisable   Weighted Average    Range of
Contractual Life   at March 31, 2006      Exercise Price    Exercise Price     at March 31, 2006   Exercise Price    Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
 1 years                   119,500           $ 30.50            30.50                  119,500         $ 30.50          30.50
 2 years                   186,410           $ 32.52       $ 19.15 - 32.63             186,410         $ 32.52     $ 19.15 - 32.63
 3 years                   729,625           $ 27.99       $ 24.73 - 29.38             729,625         $ 27.99     $ 24.73 - 29.38
 4 years                   382,181           $ 26.97       $ 21.99 - 27.06             382,181         $ 26.97     $ 21.99 - 27.06
 5 years                   979,987           $ 22.69       $ 22.50 - 32.76             979,987         $ 22.69     $ 22.50 - 32.76
 6 years                 1,582,578           $ 39.50           $39.50                1,582,578         $ 39.50         $39.50
 7 years                 1,841,906           $ 32.66           $32.66                1,490,006         $ 32.66         $32.66
 8 years                 1,231,531           $ 32.40           $32.40                  807,931         $ 32.40         $32.40
 9 years                 1,477,075           $ 37.54           $37.54                  674,504         $ 37.54         $37.54
 10 years                1,421,365           $ 39.25           $39.25                  327,384         $ 39.25         $39.25
------------------------------------------------------------------------------------------------------------------------------------
                         9,952,158                                                   7,280,106
------------------------------------------------------------------------------------------------------------------------------------

As of March 31, 2006, there are approximately 2.7 million options which have not yet vested. The unearned compensation cost related to these stock option awards is $7.8 million which is expected to be recognized over a weighted average period of 2.0 years.

8. POSTRETIREMENT BENEFITS

Pension Plans: The following information represents the consolidated net periodic pension cost for the three months ended March 31, 2006 and 2005 for our noncontributory defined benefit pension plans which cover substantially all employees. Benefits are based on years of service and compensation. Funding for pensions is in accordance with requirements of federal law and regulations. KEDLI and Boston Gas Company are subject to certain deferral accounting requirements mandated by the NYPSC and the MADTE, respectively for pension costs and other postretirement benefit costs. Further, KeySpan's electric subsidiaries are subject to certain "true-up" provisions in accordance with the LIPA service agreements.

The calculation of net periodic pension cost is as follows:

-----------------------------------------------------------------------------------------------
                                                                  Three Months Ended March 31,
(In Millions of Dollars)                                            2006              2005
-----------------------------------------------------------------------------------------------
Service cost, benefits earned during the period               $      16.1         $    15.0
Interest cost on projected benefit obligation                        38.6              37.4
Expected return on plan assets                                      (47.0)            (42.9)
Net amortization and deferral                                        21.9              18.9
-----------------------------------------------------------------------------------------------
Total pension cost                                            $      29.6         $    28.4
-----------------------------------------------------------------------------------------------

Other Postretirement Benefits: The following information represents the consolidated net periodic other postretirement benefit cost for the three months ended March 31, 2006 and 2005 for our noncontributory defined benefit plans covering certain health care and life insurance benefits for retired employees. We have been funding a portion of future benefits over employees' active service lives through Voluntary Employee Beneficiary Association ("VEBA") trusts. Contributions to VEBA trusts are tax deductible, subject to limitations contained in the Internal Revenue Code.

Net  periodic   other   postretirement   benefit  cost  included  the  following
components:

---------------------------------------------------------------------------------------------
                                                                Three Months Ended March 31,
(In Millions of Dollars)                                           2006                2005
---------------------------------------------------------------------------------------------
Service cost, benefits earned during the period                   $  6.9              $  6.3
Interest cost on accumulated
   postretirement benefit obligation                                20.2                19.9
Expected return on plan assets                                      (9.1)               (9.1)
Net amortization and deferral                                       16.6                16.5
---------------------------------------------------------------------------------------------
Other postretirement cost                                         $ 34.6              $ 33.6
---------------------------------------------------------------------------------------------

During the first quarter of 2006, KeySpan contributed $4.0 million to its pension plans and $9.0 million to its other postretirement benefit plans. KeySpan anticipates contributing an additional $107 million to its pension and other postretirement benefit plans during the remainder of 2006. These estimated contribution levels are subject to change based on future market returns, interest rates and certain other measurements. Actual contributions, therefore, may vary from these levels.

9. COMMERCIAL PAPER

At March 31, 2006, KeySpan had two credit facilities totaling $1.5 billion - $920 million for five years through 2010, and $580 million through 2009, which continue to support KeySpan's commercial paper program for ongoing working capital needs.

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

The facilities contain certain affirmative and negative operating covenants, including restrictions on KeySpan's ability to mortgage, pledge, encumber or otherwise subject its utility property to any lien, as well as certain financial covenants that require us to, among other things, maintain a consolidated indebtedness to consolidated capitalization ratio of no more than 65% at the last day of any fiscal quarter. Violation of these covenants could result in the termination of the facilities and the required repayment of amounts borrowed thereunder, as well as possible cross defaults under other debt agreements. At March 31, 2006, KeySpan's consolidated indebtedness was 48.9% of its consolidated capitalization and KeySpan was in compliance with all covenants.

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

At March 31, 2006, we had cash and temporary cash investments of $313.1 million. During the first quarter of 2006, we repaid $160.8 million of commercial paper and, at March 31, 2006, $496.8 million of commercial paper was outstanding at a weighted average annualized interest rate of 4.71%. At March 31, 2006, KeySpan had the ability to issue up to an additional $1 billion, under its commercial paper program.

10. 2006 LIPA SETTLEMENT

LIPA is a corporate municipal instrumentality and a political subdivision of the State of New York. On May 28, 1998, certain of the Long Island Lighting Company's ("LILCO's") business units were merged with KeySpan and LILCO's common stock and remaining assets were acquired by LIPA. At the time of this transaction, KeySpan and LIPA entered into three major long-term service agreements that (i) provide to LIPA all operation, maintenance and construction services and significant administrative services relating to the Long Island electric transmission and distribution ("T&D") system pursuant to a Management Services Agreement (the "1998 MSA"); (ii) supply LIPA with electric generating capacity, energy conversion and ancillary services from our Long Island generating units pursuant to a Power Supply Agreement (the "1998 PSA") and other long-term agreements through which we provide LIPA with approximately one half of its customers' energy needs; and (iii) manage all aspects of the fuel supply for our Long Island generating facilities, as well as all aspects of the capacity and energy owned by or under contract to LIPA pursuant to an Energy
Management Agreement (the "1998 EMA"). We also purchase energy, capacity and ancillary services in the open market on LIPA's behalf under the 1998 EMA. The 1998 MSA, 1998 PSA and 1998 EMA all became effective on May 28, 1998 and are collectively referred to as the 1998 LIPA Agreements.

On February 1, 2006, KeySpan and LIPA entered into (i) an amended and restated Management Services Agreement (the "2006 MSA"), pursuant to which KeySpan will continue to operate and maintain the electric T&D System owned by LIPA on Long Island; (ii) a new Option and Purchase and Sale Agreement (the "2006 Option Agreement"), to replace the Generation Purchase Rights Agreement (as amended, the "GPRA"), pursuant to which LIPA had the option, through December 15, 2005, to acquire substantially all of the electric generating facilities owned by KeySpan on Long Island; and (iii) a Settlement Agreement (the "2006 Settlement Agreement") resolving outstanding issues between the parties regarding the 1998 LIPA Agreements. The 2006 MSA, the 2006 Option Agreement and the 2006 Settlement Agreement are collectively referred to herein as the "2006 LIPA Agreements." Each of the 2006 LIPA Agreements will become effective as of January 1, 2006, upon all of the 2006 LIPA Agreements receiving the required governmental approvals; otherwise none of the 2006 LIPA Agreements will become effective. Following the announcement of the proposed acquisition of KeySpan by National Grid, LIPA, National Grid and KeySpan have engaged in discussions concerning the impact of the transaction on LIPA's operations. At this time, we are unable to determine what impact, if any, such discussions may have on the 2006 LIPA Agreements and the receipt and timing of governmental approvals relating thereto.

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

These credits and attributes may be used to satisfy KeySpan's previously incurred indemnity obligation to LIPA for any federal income tax liability that may result from the settlement of a pending Internal Revenue Service ("IRS") audit for LILCO's tax year ended March 31, 1999. In recognition of these items, as well as for the modification and extension of the 1998 MSA and the elimination of the GPRA, upon effectiveness of the Settlement Agreement, KeySpan will record a contractual asset in the amount of approximately $160 million, of which approximately $110 million will be attributed to the right to utilize such additional tax credits and attributes and approximately $50 million will be amortized over the eight year term of the 2006 MSA. In order to compensate LIPA for the foregoing, KeySpan will pay LIPA $69 million in cash and will settle certain accounts receivable in the amount of approximately $91 million due from LIPA.

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

-----------------------------------------------------------------------------------------------------------------------------------
                               Statement of Income
-----------------------------------------------------------------------------------------------------------------------------------
                                                                      Three Months Ended March 31, 2006
(In Millions of Dollars)                       Guarantor         KEDLI        Other Subsidiaries     Eliminations     Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Revenues                                         $   0.2         $ 543.7              $ 2,117.4         $   (0.2)        $ 2,661.1
                                          -----------------------------------------------------------------------------------------
Operating Expenses
  Purchased gas                                        -           364.9                1,146.5                -           1,511.4
  Fuel and purchased power                             -               -                  130.0                -             130.0
  Operations and maintenance                         7.9            36.3                  361.8                -             406.0
  Intercompany expense                                 -             1.2                   (1.0)            (0.2)                -
  Depreciation and amortization                        -            25.1                   85.2                -             110.3
  Operating taxes                                      -            17.7                  100.5                -             118.2
                                          -----------------------------------------------------------------------------------------
Total Operating Expenses                             7.9           445.2                1,823.0             (0.2)          2,275.9
                                          -----------------------------------------------------------------------------------------
Income from equity investments                         -               -                    3.4                -               3.4
Gain on sale of property                               -               -                    0.5                -               0.5
                                          -----------------------------------------------------------------------------------------
Operating Income (Loss)                             (7.7)           98.5                  298.3                -             389.1
                                          -----------------------------------------------------------------------------------------

Interest charges                                   (39.8)          (14.1)                 (53.0)            40.7             (66.2)
Other income and (deductions)                      249.2               -                   19.4           (257.2)             11.4
                                          -----------------------------------------------------------------------------------------
Total Other Income and (Deductions)                209.4           (14.1)                 (33.6)          (216.5)            (54.8)
                                          -----------------------------------------------------------------------------------------

Income Taxes (Benefit)                              (6.3)           29.9                  102.7                -             126.3
                                          -----------------------------------------------------------------------------------------
Net Income                                       $ 208.0         $  54.5              $   162.0         $ (216.5)        $   208.0
                                          =========================================================================================
-----------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                        Statement of Income
------------------------------------------------------------------------------------------------------------------------------------
                                                                      Three Months Ended March 31, 2005
(In Millions of Dollars)                         Guarantor         KEDLI        Other Subsidiaries     Eliminations     Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                          $   0.2         $ 503.6              $ 1,976.9         $   (0.2)        $ 2,480.5
                                          ------------------------------------------------------------------------------------------
Operating Expenses
  Purchased gas                                         -           314.1                  994.7                -           1,308.8
  Fuel and purchased power                              -               -                  133.1                -             133.1
  Operations and maintenance                          6.3            32.5                  348.4                -             387.2
  Intercompany expense                                  -             1.3                   (1.3)                                 -
  Depreciation and amortization                         -            26.5                   79.6                -             106.1
  Operating taxes                                       -            17.0                   94.9                -             111.9
                                          ------------------------------------------------------------------------------------------
Total Operating Expenses                              6.3           391.4                1,649.4                -           2,047.1
                                          ------------------------------------------------------------------------------------------
Income from equity investments                          -               -                    5.3                -               5.3
                                          ------------------------------------------------------------------------------------------
Operating Income (Loss)                              (6.1)          112.2                  332.8             (0.2)            438.7
                                          ------------------------------------------------------------------------------------------

Interest charges                                    (29.7)          (14.8)                 (63.3)            47.8             (60.0)
Other income and (deductions)                       261.7             0.1                   13.4           (282.9)             (7.7)
                                          ------------------------------------------------------------------------------------------
Total Other Income and (Deductions)                 232.0           (14.7)                 (49.9)          (235.1)            (67.7)
                                          ------------------------------------------------------------------------------------------

Income Taxes (Benefit)                               (9.8)           34.1                  111.0                -             135.3
                                          ------------------------------------------------------------------------------------------
Net Income                                        $ 235.7         $  63.4              $   171.9         $ (235.3)        $   235.7
                                          ==========================================================================================
------------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Balance Sheet
-----------------------------------------------------------------------------------------------------------------------------------
                                                                              March 31, 2006
(In Millions of Dollars)                   Guarantor            KEDLI       Other Subsidiaries      Eliminations       Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash & temporary cash investments         $   276.2        $     3.6           $     33.3         $        -         $    313.1
   Accounts receivable, net                        0.7            226.1                891.0                  -            1,117.8
   Other current assets                            3.0            202.9              1,042.0                  -            1,247.9
                                         ------------------------------------------------------------------------------------------
                                                 279.9            432.6              1,966.3                  -            2,678.8
                                         ------------------------------------------------------------------------------------------

Equity Investments                             4,791.3                -                134.9           (4,674.1)             252.1
                                         ------------------------------------------------------------------------------------------
Property
   Gas                                               -          2,128.7              5,223.8                  -            7,352.5
   Other                                             -              1.7              2,932.5                  -            2,934.2
   Accumulated depreciation and
    depletion                                        -           (409.7)            (2,495.5)                 -           (2,905.2)
                                         ------------------------------------------------------------------------------------------
                                                     -          1,720.7              5,660.8                  -            7,381.5
                                         ------------------------------------------------------------------------------------------

Intercompany Accounts Receivable               2,607.0            582.1                786.9           (3,976.0)                 -
                                                     -
Deferred Charges                                 481.4            300.9              2,397.9                  -            3,180.2

                                         ------------------------------------------------------------------------------------------
Total Assets                                 $ 8,159.6        $ 3,036.3           $ 10,946.8         $ (8,650.1)        $ 13,492.6
                                         ==========================================================================================

LIABILITIES AND CAPITALIZATION
Current Liabilities
   Accounts payable                          $    46.9        $    91.6           $    629.1         $        -         $    767.6
   Commercial paper                              496.8                -                    -                  -              496.8
   Other current liabilities                     349.2             43.7                174.2                  -              567.1
                                         ------------------------------------------------------------------------------------------
                                                 892.9            135.3                803.3                  -            1,831.5
                                         ------------------------------------------------------------------------------------------
Intercompany Accounts Payable                     45.0            803.2              1,599.0           (2,447.2)                 -
                                         ------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
Deferred income tax                               25.4            335.2                783.4                  -            1,144.0
Other deferred credits and liabilities           694.6            160.2              1,101.5                  -            1,956.3
                                         ------------------------------------------------------------------------------------------
                                                 720.0            495.4              1,884.9                  -            3,100.3
                                         ------------------------------------------------------------------------------------------
Capitalization
Common shareholders' equity                    4,639.3            951.5              3,708.8           (4,674.1)           4,625.5
Long-term debt                                 1,862.4            650.9              2,935.5           (1,528.8)           3,920.0
                                         ------------------------------------------------------------------------------------------
Total Capitalization                           6,501.7          1,602.4              6,644.3           (6,202.9)           8,545.5
                                         ------------------------------------------------------------------------------------------
Minority Interest in Subsidiary
 Companies                                           -                -                 15.3                  -               15.3
                                         ------------------------------------------------------------------------------------------
Total Liabilities & Capitalization           $ 8,159.6        $ 3,036.3           $ 10,946.8         $ (8,650.1)        $ 13,492.6
                                         ==========================================================================================
-----------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Balance Sheet
------------------------------------------------------------------------------------------------------------------------------------
                                                                                December 31, 2005
(In Millions of Dollars)                           Guarantor         KEDLI      Other Subsidiaries      Eliminations    Consolidated
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash & temporary cash investments               $    79.6      $     3.5          $     41.4         $        -       $    124.5
   Accounts receivable, net                              0.6          149.9               822.2                  -            972.7
   Other current assets                                  4.0          368.9             1,550.0                  -          1,922.9
                                            ----------------------------------------------------------------------------------------
                                                        84.2          522.3             2,413.6                  -          3,020.1
                                            ----------------------------------------------------------------------------------------

Investments and Other                                4,571.0            0.7               128.2           (4,457.5)           242.4
                                            ----------------------------------------------------------------------------------------
Property
   Gas                                                     -        2,111.3             5,164.6                  -          7,275.9
   Other                                                   -              -             3,092.8                  -          3,092.8
   Accumulated depreciation and depletion                  -         (400.6)           (2,631.2)                 -         (3,031.8)
                                            ----------------------------------------------------------------------------------------
                                                           -        1,710.7             5,626.2                  -          7,336.9
                                            ----------------------------------------------------------------------------------------

Intercompany Accounts Receivable                     2,813.6           44.6                95.6           (2,953.8)               -

Deferred Charges                                       482.5          316.1             2,414.6                  -          3,213.2

                                            ----------------------------------------------------------------------------------------
Total Assets                                       $ 7,951.3      $ 2,594.4          $ 10,678.2         $ (7,411.3)      $ 13,812.6
                                            ========================================================================================

LIABILITIES AND CAPITALIZATION
Current Liabilities
   Accounts payable                                $    36.4      $   149.7          $    900.9         $        -       $  1,087.0
   Commercial paper                                    657.6              -                   -                  -            657.6
   Other current liabilities                           196.2          128.5                85.9                  -            410.6
                                            ----------------------------------------------------------------------------------------
                                                       890.2          278.2               986.8                  -          2,155.2
                                            ----------------------------------------------------------------------------------------
Intercompany Accounts Payable                           51.8          338.3             1,049.8           (1,439.9)               -
                                            ----------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
Deferred income tax                                     27.2          330.6               800.1                  -          1,157.9
Other deferred credits and liabilities                 634.0          225.3             1,240.0                  -          2,099.3
                                            ----------------------------------------------------------------------------------------
                                                       661.2          555.9             2,040.1                  -          3,257.2
                                            ----------------------------------------------------------------------------------------
Capitalization
Common shareholders' equity                          4,485.4          897.0             3,539.3           (4,457.6)         4,464.1
Long-term debt                                       1,862.7          525.0             3,046.9           (1,513.8)         3,920.8
                                            ----------------------------------------------------------------------------------------
Total Capitalization                                 6,348.1        1,422.0             6,586.2           (5,971.4)         8,384.9
                                            ----------------------------------------------------------------------------------------
Minority Interest in Subsidiary Companies                  -              -                15.3                  -             15.3
                                            ----------------------------------------------------------------------------------------
Total Liabilities & Capitalization                 $ 7,951.3      $ 2,594.4          $ 10,678.2         $ (7,411.3)      $ 13,812.6
                                            ========================================================================================
------------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Statement of Cash Flows
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 Three Months Ended March 31, 2006
                                                             ----------------------------------------------------------------------
(In Millions of Dollars)                                         Guarantor         KEDLI        Other Subsidiaries     Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net Cash Provided by Operating Activities                           $  32.7        $ 142.1                $ 369.1          $ 543.9
                                                             ----------------------------------------------------------------------
Investing Activities
   Capital expenditures                                                   -          (20.8)                (101.4)          (122.2)
   Cost of removal                                                        -           (0.6)                  (6.1)            (6.7)
                                                             ----------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities                       -          (21.4)                (107.5)          (128.9)
                                                             ----------------------------------------------------------------------
Financing Activities
   Treasury stock issued                                               15.5              -                      -             15.5
   Payment of debt, net                                              (160.8)             -                      -           (160.8)
   Common and preferred stock dividends paid                          (81.1)             -                      -            (81.1)
   Net intercompany accounts                                          390.3         (120.6)                (269.7)               -
                                                                                                                                 -
                                                             ----------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities                   163.9         (120.6)                (269.7)          (226.4)
                                                             ----------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                $ 196.6        $   0.1                $  (8.1)         $ 188.6
Cash and Cash Equivalents at Beginning of Period                       79.6            3.5                   41.4            124.5
                                                             ----------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                          $ 276.2        $   3.6                $  33.3          $ 313.1
                                                             ======================================================================
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Statement of Cash Flows
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   Three Months Ended March 31, 2005
                                                          -------------------------------------------------------------------------
(In Millions of Dollars)                                      Guarantor           KEDLI         Other Subsidiaries     Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net Cash Provided by (Used in) Operating Activities              $   33.4           $ 81.6               $  268.4         $  383.4
                                                          -------------------------------------------------------------------------
Investing Activities
   Capital expenditures                                                 -            (17.0)                 (94.8)          (111.8)
  Cost of removal                                                       -             (0.3)                  (4.5)            (4.8)
  Proceeds from sale of property                                        -                -                   48.1             48.1
                                                          -------------------------------------------------------------------------
Net Cash Used in Investing Activities                                   -            (17.3)                 (51.2)           (68.5)
                                                          -------------------------------------------------------------------------
Financing Activities
   Treasury stock issued                                             24.3                -                      -             24.3
   Payment of debt, net                                            (941.4)               -                  (15.0)          (956.4)
   Common and preferred stock dividends paid                        (75.9)               -                      -            (75.9)
   Other                                                              9.1                -                      -              9.1
   Intercompany dividend payment                                    265.0                                  (265.0)               -
   Net intercompany accounts                                        187.5            (68.6)                (118.9)               -
                                                                                                                                 -
                                                          -------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities                (531.4)           (68.6)                (398.9)          (998.9)
                                                          -------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents             $ (498.0)          $ (4.3)              $ (181.7)        $ (684.0)
Net Cash Flow from Discontinued Operations                              -                -                  (15.0)           (15.0)
Cash and Cash Equivalents at Beginning of Period                    580.7             (0.9)                 342.2            922.0
                                                          -------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                       $   82.7           $ (5.2)              $  145.5         $  223.0
                                                          =========================================================================
-----------------------------------------------------------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Review of Results

The following is a summary of transactions affecting comparative earnings for the three months ended March 31, 2006, compared to the three months ended March 31, 2005. Capitalized terms used in the following discussion, but not otherwise defined, have the same meaning as when used in the Notes to the Consolidated Financial Statements included under Item 1. References to "KeySpan," "we," "us," and "our" mean KeySpan Corporation, together with its consolidated subsidiaries.

Operating income by segment, as well as consolidated earnings for common stock is set forth in the following table for the periods indicated.


-------------------------------------------------------------------------
(In Millions of Dollars, Except per Share)
-------------------------------------------------------------------------

Quarter Ended March 31,                              2006          2005
-------------------------------------------------------------------------
Gas Distribution                                   $ 336.4       $ 391.9
Electric Services                                     65.0          51.0
Energy Services                                       (0.4)         (2.8)
Energy Investments                                     3.0           6.4
Eliminations and other                               (14.9)         (7.8)
-------------------------------------------------------------------------
Operating Income                                     389.1         438.7
-------------------------------------------------------------------------
Other income and (deductions)
     Interest charges                                (66.2)        (60.0)
     Gain on sale of investments                         -           4.1
     Cost of debt redemption                             -         (20.9)
     Other income and (deductions)                    11.4           9.1
-------------------------------------------------------------------------
                                                     (54.8)        (67.7)
-------------------------------------------------------------------------
Income taxes                                         126.3         135.3
-------------------------------------------------------------------------
Earnings from continuing operations                  208.0         235.7
Discontinued operations                                  -             -
-------------------------------------------------------------------------
Net Income                                           208.0         235.7
Preferred stock dividend requirements                    -           1.3
-------------------------------------------------------------------------
Earnings for Common Stock                          $ 208.0       $ 234.4
-------------------------------------------------------------------------

Basic Earnings per Share                           $  1.19       $  1.45
-------------------------------------------------------------------------


KeySpan's earnings for common stock for the three months ended March 31, 2006, were $208.0 million, or $1.19 per share, compared to $234.4 million or $1.45 per share realized during the corresponding period last year, a decrease of $26.4 million, or $0.26 per share.

As indicated in the above table, operating income decreased $49.6 million, or 11% for the quarter ended March 31, 2006, compared to the corresponding period last year. The comparative operating income primarily reflects lower earnings from the Gas Distribution segment of $55.5 million, partially offset by higher earnings from KeySpan's electric operations of $14.0 million. Operating income from the Gas Distribution segment was adversely impacted by the warm weather during the first quarter of 2006 which resulted in a decrease to comparative net gas revenues (revenues less the cost of gas and associated revenue taxes). The Electric Services segment results were favorably impacted by an increase in electric revenues from KeySpan's merchant electric generating facilities. (See the discussion under the caption "Review of Operating Segments" for further details on each segment.)

Other income and (deductions) reflects interest charges, costs associated with debt redemptions, income from a subsidiary stock transaction and other miscellaneous items. For the three months ended March 31, 2006, other income and (deductions) reflects a net expense of $54.8 million compared to a net expense of $67.7 million for the three months ended March 31, 2005. The favorable variation of $12.9 million is primarily due to debt redemption costs incurred in 2005. In 2005, KeySpan redeemed $500 million 6.15% Series Notes due 2006. KeySpan incurred $20.9 million in call premiums and wrote-off $1.3 million of previously deferred financing costs. In addition, we accelerated the amortization of approximately $11.2 million of previously unamortized benefits associated with an interest rate swap on the redeemed bonds.

In addition, other income and (deductions) for the first quarter of 2005 reflects the sale of KeySpan's 50% interest in Premier Transmission Limited ("Premier"), a gas pipeline from southwest Scotland to Northern Ireland. The sale generated cash proceeds of approximately $48.1 million. In the fourth quarter of 2004, KeySpan reduced its carrying value in Premier to an amount approximating the anticipated cash proceeds from the sale. The final sale of Premier resulted in a pre-tax gain of $4.1 million reflecting the difference from earlier estimates.

Income tax expense for the first quarter of 2006 and 2005 generally reflects the level of pre-tax income.

As noted previously, KeySpan's earnings for common stock for the three months ended March 31, 2006 decreased $26.4 million, or $0.26 per share, compared to same period of 2005 primarily reflecting the items noted - specifically lower earnings from KeySpan's gas distribution operations, partially offset by higher earnings from electric services operations. In addition, earnings per share for the first quarter of 2006 reflects a higher level of outstanding common stock compared to last year. In May 2005, KeySpan issued 12.1 million shares of common stock upon the conversion of previously held MEDs Equity Units. The dilutive effect of this issuance, in addition to KeySpan's employee stock purchase plans, on earnings per share for the first quarter of 2006 was approximately $0.10 per share. (See KeySpan's Annual Report of Form 10-K for the year ended December 31, 2005, Note 6 to the Consolidated Financial Statements "Long-term Debt and Commercial Paper" for additional details on the MEDs Equity Units.)

Consolidated earnings are seasonal in nature due to the significant contribution to earnings of our gas distribution operations. As a result, we expect to earn most of our annual earnings in the first and fourth quarters of our fiscal year.

In light of the pending Merger between KeySpan and National Grid and the widespread integration efforts being undertaken by both companies, KeySpan believes that it is no longer relevant to comment on guidance.

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

The table below highlights certain significant financial data and operating statistics for the Gas Distribution segment for the periods indicated.

-------------------------------------------------------------------------------------
                                                         Three Months Ended March 31,
(In Millions of Dollars)                                      2006             2005
-------------------------------------------------------------------------------------
Revenues                                                  $ 2,180.1        $ 2,025.5
Cost of gas                                                 1,512.6          1,313.4
Revenue taxes                                                  26.2             24.8
-------------------------------------------------------------------------------------
Net Revenues                                                  641.3            687.3
-------------------------------------------------------------------------------------
Operating Expenses
   Operations and maintenance                                 190.4            181.8
   Depreciation and amortization                               75.9             76.8
   Operating taxes                                             38.6             36.8
-------------------------------------------------------------------------------------
Total Operating Expenses                                      304.9            295.4
-------------------------------------------------------------------------------------
Operating Income                                            $ 336.4          $ 391.9
-------------------------------------------------------------------------------------
Firm gas sales and transportation (MDTH)                    126,904          150,626
Transportation - Electric Generation (MDTH)                   6,471            2,840
Other Sales (MDTH)                                           52,332           56,547
Warmer (Colder) than Normal - New York                        13.0%             (2.7)%
Warmer (Colder) than Normal - New England                      7.7%             (6.6)%
-------------------------------------------------------------------------------------

A MDTH is 10,000 therms (British Thermal Units) and reflects the heating content of approximately one million cubic feet of gas. A therm reflects the heating content of approximately 100 cubic feet of gas.One billion cubic feet (BCF) of gas equals approximately 1,000 MDTH.

Executive Summary

Operating income decreased $55.5 million for the three months ended March 31, 2006 compared to the same period last year, primarily due to a decrease in net gas revenues (revenues less the cost of gas and associated revenue taxes) of $46.0 million, primarily resulting from the warm first quarter weather. Further, operating expenses increased $9.5 million due, in part to, to an increase of $4.7 million in the provision for uncollectible accounts receivable as a result of higher gas costs, as well as to higher employee benefit related expenses.

Net Revenues

Net gas revenues from our gas distribution operations decreased $46.0 million, or 7%, in the first quarter of 2006 compared to the same quarter last year. Both the New York and New England based gas distribution operations were adversely impacted by the significantly warmer than normal weather experienced throughout the Northeastern United States during the first quarter of 2006. As measured in heating degree days, weather for the first quarter of 2006 in our New York and New England service territories was approximately 13% and 8% warmer than normal, respectively, and was approximately 15% warmer than last year across KeySpan's service territories.

Net revenues from firm gas customers (residential, commercial and industrial customers) decreased by $48.7 million in the first quarter of 2006 compared to the same period last year. The favorable impact to net gas revenues from load growth additions was more than offset by the adverse impact of conservation measures adopted by firm gas sales customers and by the warm weather. Load growth additions from oil-to-gas conversions, primarily for space heating purposes, as well as from new construction in 2005, resulted in a benefit to net gas revenues of $7.5 million in the first quarter of 2006. However, these load growth additions were offset by declining usage per customer due to the extremely warm first quarter weather, the use of more efficient gas heating equipment and higher gas costs that, in the aggregate, resulted in an adverse impact to net gas revenues of $56.2 million, net of the benefits from the weather normalization adjustments and weather derivatives discussed below.

KEDNY and KEDLI  each  operate  under  utility  tariffs  that  contain a weather normalization adjustment that significantly offsets variations in firm net revenues due to fluctuations in weather. These weather normalization adjustments resulted in a benefit to KeySpan of $25 million during the first quarter of 2006, but this did not fully mitigate the impact of the loss in revenues due to the extremely warm weather experienced, as previously noted. The New England-based gas distribution subsidiaries do not have weather normalization adjustments. To mitigate the effect of fluctuations in normal weather patterns on KEDNE's results of operations and cash flows, weather derivatives were in place for the 2005/2006 winter heating season. These financial derivatives afforded KeySpan some protection against warmer than normal weather. As noted, weather for the first quarter of 2006 was approximately 8% warmer than normal in KeySpan's New England service territory; however for the entire primary winter heating season -November 2005 through March 2006 - weather was slightly colder than normal. Therefore, there was no earnings impact associated with these weather derivatives for the first quarter of 2006. (See Note 4 to the Consolidated Financial Statements "Hedging and Derivative Financial Instruments" for further information).

Firm gas distribution rates for KEDNY, KEDLI and KEDNE in 2006, other than for the recovery of gas costs, have remained substantially unchanged from rates charged in 2005.

In our large-volume heating and other interruptible (non-firm) markets, which include large apartment houses, government buildings and schools, gas service is provided under rates that are designed to compete with prices of alternative fuel, including No. 2 and No. 6 grade heating oil. These "dual-fuel" customers can consume either natural gas or fuel oil for heating purposes. Net revenues in these markets increased $2.7 million during the first quarter of 2006 compared to the same period last year reflecting higher pricing.

Firm Sales, Transportation and Other Quantities

Firm gas sales and transportation quantities for the quarter ended March 31, 2006, decreased 16% compared to the same period in 2005 due primarily to the warmer weather this year compared to last year. Customer additions and oil-to-gas conversions offset the full impact of the warmer weather. Net revenues are not affected by customers opting to purchase their gas supply from other sources, since delivery rates charged to transportation customers generally are the same as delivery rates charged to full sales service customers. Transportation quantities related to electric generation reflect the transportation of gas to our electric generating facilities located on Long Island. Net revenues from these services are not material.

Other sales quantities include on-system interruptible quantities, off-system sales quantities (sales made to customers outside of our service territories) and related transportation. The decrease in these sales quantities for the three months ended March 31, 2006, compared to the same period of 2005 reflects the warm weather experienced. We have a management contract with Merrill Lynch Trading, under which Merrill Lynch Trading provides portfolio management services to KeySpan's Massachusetts gas distribution subsidiaries. KeySpan provides these services internally for its New York and New Hampshire gas distribution subsidiaries.

Purchased Gas for Resale

The increase in gas costs for the first quarter of 2006 compared to the first quarter of 2005 of $199.2 million, or 15%, reflects an increase of 32% in the price per dekatherm of gas purchased for firm gas sales customers, offset by a 16% decrease in the quantity of gas purchased due to the warm first quarter weather. The current gas rate structure of each of our gas distribution utilities includes a gas adjustment clause, pursuant to which variations between actual gas costs incurred for resale to firm sales customers and gas costs billed to firm sales customers are deferred and refunded to or collected from customers in a subsequent period.

Operating Expenses

Operating expenses during the first quarter of 2006 compared to the same quarter last year increased $9.5 million, or 3%. Operations and maintenance expense increased $8.6 million, or 5%, in 2006 compared to 2005 primarily due to an increase of $4.7 million in the provision for uncollectible accounts as a result of increasing gas costs, as well as from an increase in employee benefit costs, including postretirement costs.

Comparative operating taxes increased $1.8 million due to the expiration of a five-year property tax assessment agreement with New York City. Higher depreciation charges of $1.5 million reflecting the continued expansion of the gas distribution system were offset by lower regulatory amortization charges of $2.4 million.

Gas Supply and Pricing

KeySpan had adequate gas supply available to meet its gas load demand in its service territories for the 2005/2006 winter heating season as KeySpan's gas storage was 100% full at the start of the winter heating season. The current gas rate structure of each of our gas distribution utilities includes a gas adjustment clause, pursuant to which gas costs are recovered in billed sales to regulated firm gas sales customers. Although KeySpan is allowed to "pass through" the cost of gas to its customers, management is concerned with the rising natural gas prices and the related impact on customers' gas bills and recovery of customer accounts receivable. As noted, KeySpan has already experienced an increase in bad debt expense and an increase in collection lag. Further, the high gas prices has led to an increase in price elasticity resulting in an increase in customer conservation measures and attrition. The MADTE order, received in the fourth quarter of 2005, permitting Boston Gas regulatory recovery of the gas cost component of net bad debt write-offs should help to mitigate the increase in bad debt expense.

With our strategy of having KeySpan's storage facilities 100% full at the start of the heating season and our use of financial derivatives, KeySpan effectively hedged the price of approximately two-thirds of the gas supply that was needed to serve its customers during the 2005/2006 winter. This helped mitigate the impact from rising natural gas prices on customers' winter heating gas bills. Further, KeySpan has programs in place to help customers manage their gas bills, such as balanced billing plans, deferred payment arrangements and the low income home energy assistance program, which we supported the expansion of through the Energy Policy Act of 2005. Management believes that these measures helped mitigate the impact of rising gas prices on customers' bills.

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

In order to serve the anticipated market requirements in our New York service territories, KeySpan and Duke Energy Corporation formed Islander East Pipeline Company, LLC ("Islander East") in 2000. Once in service, the pipeline is expected to transport up to 260,000 DTH of natural gas to the Long Island and New York City energy markets, enough natural gas to heat 600,000 homes. In addition, KeySpan has a 26.25% interest in the Millennium Pipeline development project which is anticipated to transport up to 525,000 DTH of natural gas a day to the Algonquin pipeline. KEDLI has executed a Precedent Agreement for 150,000 DTH of natural gas per day of transportation capacity from the Millennium Pipeline system, increasing to 200,000 DTH in the third year of the pipeline being in service. These pipeline projects will allow KeySpan to diversify the geographic sources of its gas supply. See the discussion under the caption "Energy Investments" for additional information regarding these pipeline projects.

Electric Services

The Electric Services segment primarily consists of subsidiaries that own and operate oil and gas-fired electric generating plants in the Borough of Queens (including the "Ravenswood Generating Station" which comprises the Ravenswood Facility and Ravenswood Expansion) and the counties of Nassau and Suffolk on Long Island. In addition, through long-term contracts of varying lengths, we (i) provide to the Long Island Power Authority ("LIPA") all operation, maintenance and construction services and significant administrative services relating to the Long Island electric transmission and distribution ("T&D") system pursuant to a Management Services Agreement (the "1998 MSA"); (ii) supply LIPA with electric generating capacity, energy conversion and ancillary services from our Long Island generating units pursuant to a Power Supply Agreement (the "1998 PSA"); and (iii) manage all aspects of the fuel supply for our Long Island generating facilities, as well as all aspects of the capacity and energy owned by or under contract to LIPA pursuant to an Energy Management Agreement (the "1998 EMA"). The 1998 MSA, 1998 PSA and 1998 EMA all became effective on May 28, 1998 and are collectively referred to herein as the "1998 LIPA Agreements."

On February 1, 2006, KeySpan and LIPA entered into (i) an amended and restated Management Services Agreement (the "2006 MSA"), pursuant to which KeySpan will continue to operate and maintain the electric T&D System owned by LIPA on Long Island; (ii) a new Option and Purchase and Sale Agreement (the "2006 Option

Agreement"), to replace the Generation Purchase Rights Agreement as amended (the "GPRA"), pursuant to which LIPA had the option, through December 15, 2005, to acquire substantially all of the electric generating facilities owned by KeySpan on Long Island; and (iii) a Settlement Agreement (the "2006 Settlement Agreement") resolving outstanding issues between the parties regarding the 1998 LIPA Agreements. The 2006 MSA, the 2006 Option Agreement and the 2006 Settlement Agreement are collectively referred to herein as the "2006 LIPA Agreements". (For a further discussion on these LIPA agreements see Note 10 to the Consolidated Financial Statements "2006 LIPA Settlement"). The Electric Services segment also provides retail marketing of electricity to commercial customers.

Selected financial data for the Electric Services segment is set forth in the table below for the periods indicated.


------------------------------------------------------------------
                                      Three Months Ended March 31,
(In Millions of Dollars)                   2006             2005
------------------------------------------------------------------
Revenues                               $    424.8      $    405.0
Purchased fuel                              130.0           133.0
------------------------------------------------------------------
Net Revenues                                294.8           272.0
------------------------------------------------------------------
Operating Expenses
   Operations and maintenance               155.3           153.6
   Depreciation                              27.1            22.8
   Operating taxes                           47.4            44.6
------------------------------------------------------------------
Total Operating Expenses                    229.8           221.0
------------------------------------------------------------------
Operating Income                       $     65.0      $     51.0
------------------------------------------------------------------
Electric sales (MWH)*                     806,677       1,001,408
Capacity(MW)*                               2,450           2,450
Cooling degree days                           N/A             N/A
------------------------------------------------------------------
*Reflects the operations of the Ravenswood Generating Station only.

Executive Summary

Operating income increased $14.0 million, or 27%, for the three months ended March 31, 2006, compared to the same period last year, due primarily to an increase in net revenues from the Ravenswood Generating Station of $23.9 million as a result of improved pricing and gains from the settlement of derivative financial instruments. The hedging strategies that were in place during the first quarter of 2006 were consistent with past KeySpan policy to hedge the cash flow variability associated with a portion of forecasted electric energy sales from the Ravenswood Generating Station. This benefit to operating income was partially offset by an increase in operating expenses of $8.8 million primarily as a result of higher depreciation charges and property taxes.

Net Revenues

Total electric net revenues realized during the first quarter of 2006 were $22.8 million, or 8% higher than such revenues realized during the corresponding period last year.

Net revenues from the Ravenswood Generating Station increased $23.9 million, or 35% for the three months ended March 31, 2006, compared to the same period last year reflecting increased energy margins of $38.0 million. Capacity revenues, however, decreased $14.1 million reflecting lower volume sales as a result of new installed capacity additions in New York City.

The increase in energy margins for the first quarter of 2006 primarily reflects the settlement of derivative financial instruments. We employ derivative financial hedging instruments to hedge the cash flow variability for a portion of forecasted purchases of natural gas and fuel oil consumed at the Ravenswood Generating Station. Further, we have engaged in the use of derivative financial hedging instruments to hedge the cash flow variability associated with a portion of forecasted electric energy sales from the Ravenswood Generating Station. These derivative instruments resulted in hedging gains, which are reflected in net electric margins, of $56.3 million for the first quarter of 2006 compared to hedging gains of $3.0 million for the first quarter of 2005. The benefits to energy margins from KeySpan's hedging strategy were partially offset by an 84% decrease in realized "spark-spreads" (the selling price of electricity less the cost of fuel, exclusive of hedging gains or losses). Further, the level of MWh sold into the New York Independent System Operator ("NYISO") energy market decreased 19%. Combined, these two items reduced energy margins by $15.3 million. (See Note 4 to the Consolidated Financial Statements "Hedging and Derivative Financial Instruments" for further information on KeySpan's hedging strategy.)

The rules and regulations for capacity, energy sales and the sale of certain ancillary services to the NYISO energy markets continue to evolve and there are several matters pending with the Federal Energy Regulatory Commission ("FERC"). See the discussion under the caption "Market and Credit Risk Management Activities" for further details on these matters.

Net revenues for the first quarter of 2006 from the service agreements with LIPA, including the power purchase agreements associated with two electric peaking facilities, decreased approximately $2.0 million compared to the first quarter of 2005. This reflects a decrease $4.5 million in the level of incentives earned on these agreements, as well as lower revenues associated with KeySpan's Long Island based electric generating units of $1.0 million due to the warm winter weather. The lower level of incentives is, in part, timing in nature. Partially offsetting these adverse impacts to net electric revenues, was an increase in recoverable operations and maintenance costs from LIPA of $3.5 million. (For a description of the LIPA Agreements and power purchase agreements, see KeySpan's 2005 Annual Report on Form 10-K for the year ended December 31, 2005 Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations under the caption "Electric Services - Revenue Mechanisms.")

Revenues associated with KeySpan's electric marketing activities during the first quarter of 2006 have remained consistent with such revenues realized during the same period last year.

Operating Expenses

Operating expenses increased $8.8 million, or 4%, for the first quarter of 2006 compared to the first quarter of 2005. Operations and maintenance expense posted a slight increase compared to last year - $1.7 million or 1% - reflecting a $3.5 million increase in recoverable operations and maintenance costs from LIPA as noted above, offset by a decrease in overhaul costs at the Ravenswood Generating Station . The decrease in overhaul costs are primarily timing related, since we anticipate incurring the same level of overhaul expenses at the Ravenswood Generating Station in 2006 as we incurred in 2005. The increase in depreciation expense is associated with KeySpan's Long Island based electric generating units. The higher operating taxes primarily reflect an increase in property taxes, also related to KeySpan's Long Island based electric generating units.

Other Matters

In 2003,  the New  York  State  Board  on  Electric  Generation  Siting  and the
Environment issued an opinion and order which granted a certificate of environmental capability and public need for a 250 MW combined cycle electric generating facility in Melville, Long Island, which is final and non-appealable. Also in 2003, LIPA issued a Request for Proposal ("RFP") seeking bids from developers to either build and operate a Long Island generating facility, and/or a new cable that will link Long Island to power from a non-Long Island source of between 250 to 600 MW of electricity by no later than the summer of 2007.
KeySpan filed a proposal in response to LIPA's RFP. In 2004, LIPA selected proposals submitted by two other bidders in response to the RFP. KeySpan remains committed to the Melville project and the benefits to Long Island's energy future that this project would supply. The project has received New York State
Article X approval by having met all operational and environmental permitting requirements. Further, the project is strategically located in close proximity to both the high voltage power transmission grid and the high pressure gas distribution network. In addition, given the intense public pressure to reduce emissions from existing generating facilities, development of the Melville project is possible as a means to "virtually re-power" older, less efficient generating units. Specifically, KeySpan believes that it would be able to reduce emissions on Long Island in a cost effective manner by developing the Melville project and retiring an older, less efficient generating facility. We have begun discussions with LIPA regarding this proposal. At March 31, 2006, total capitalized costs associated with the siting, permitting and procurement of equipment for the Melville facility were $61.8 million.

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

On February 6, 2006, the NYISO's New York City local reliability rules that required that 80% of the electric capacity needs of New York City be provided by "in-City" generators was increased to 83%. However, in March 2006, the NYISO Operating Committee reversed its decision and returned the local reliability rules to 80%. See the discussion under the caption "Market and Credit Risk Management Activities - Regulatory Issues and the Competitive Environment" for further information regarding this matter.

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

The table below highlights selected financial information associated with the Energy Services segment.

----------------------------------------------------------------------
                                          Three Months Ended March 31,
(In Millions of Dollars)                       2006            2005
----------------------------------------------------------------------
Revenues                                      $ 50.9           $ 47.1
Operating expenses                              51.3             49.9
----------------------------------------------------------------------
Operating (Loss)                              $ (0.4)          $ (2.8)
----------------------------------------------------------------------

The Energy Services segment incurred a seasonal operating loss of $0.4 million for the first quarter of 2006 compared to an operating loss of $2.8 million incurred in the first quarter of 2005. The improved performance reflects higher gross profit margins on engineering and service contracts, as well as a reduction in general and administrative expenses.

Energy Investments

The Energy Investments segment consists of our gas exploration and production investments, as well as certain other domestic energy-related investments. KeySpan's gas exploration and production activities include its wholly-owned subsidiaries Seneca Upshur Petroleum, Inc. ("Seneca-Upshur") and KeySpan Exploration and Production, LLC ("KeySpan Exploration"). Seneca-Upshur is engaged in gas exploration and production activities primarily in West Virginia. KeySpan Exploration is primarily engaged in a joint venture with The Houston Exploration Company, an independent natural gas and oil exploration company that was a former KeySpan subsidiary.

This segment is also engaged in pipeline development activities. KeySpan and Duke Energy Corporation each own a 50% interest in Islander East. Islander East was created to pursue the authorization and construction of an interstate pipeline from Connecticut, across Long Island Sound, to a terminus near Shoreham, Long Island. Further, during the first quarter of 2006, KeySpan increased its interest in the Millennium Pipeline Company LLC to 26.25% from 21%. The Millennium Pipeline Company LLC is the developer of the Millennium pipeline project which is expected to transport up to 525,000 DTH of natural gas a day from Corning to Ramapo, New York, where it will connect to an existing pipeline. Additionally, subsidiaries in this segment hold a 20% equity interest in the Iroquois Gas Transmission System LP, a pipeline that transports Canadian gas supply to markets in the Northeastern United States. These investments are accounted for under the equity method of accounting. Accordingly, equity income from these investments is reflected as a component of operating income in the Consolidated Statement of Income. KeySpan also owns a 600,000 barrel liquefied natural gas ("LNG") storage and receiving facility in Providence, Rhode Island, through its wholly owned subsidiary KeySpan LNG, the operations of which are fully consolidated. KeySpan has filed a petition for judicial review of a FERC decision that denied KeySpan LNG's application for FERC authorization to expand the facility to accept marine deliveries and triple vaporization capacity.

As noted previously, in the first quarter of 2005, KeySpan sold its 50% interest in Premier, a gas pipeline from southwest Scotland to Northern Ireland. On March 18, 2005, the sale was completed and generated cash proceeds of $48.1 million. In the fourth quarter of 2004, KeySpan reduced its carrying value in Premier to an amount approximating the anticipated cash proceeds from the sale. The final sale of Premier resulted in a pre-tax gain of $4.1 million reflecting the difference from earlier estimates. This gain was recorded in other income and (deductions) on the Consolidated Statement of Income.

Selected financial data for these energy-related investments is set forth in the following table for the periods indicated.

-----------------------------------------------------------------------------
                                                 Three Months Ended March 31,
(In Millions of Dollars)                             2006             2005
-----------------------------------------------------------------------------
Revenues                                             $ 9.1            $ 10.1
Less: Operation and maintenance expense                6.6               6.5
          Other operating expenses                     3.1               2.5
Add:  Equity earnings                                  3.4               5.3
          Gain on sale of property                     0.2                 -
-----------------------------------------------------------------------------
Operating Income                                     $ 3.0            $  6.4
-----------------------------------------------------------------------------

As indicated in the above table, operating income for the Energy Investments segment decreased $3.4 million in the first quarter of 2006 compared to the corresponding period of 2005 due, in part, to lower equity earnings as a result of the sale Premier. Further, a KeySpan subsidiary engaged in the transportation of liquefied natural gas realized lower earnings due to the warm first quarter weather.

Other Matters

In order to serve the anticipated market requirements in our New York service territories, KeySpan and Duke Energy Corporation formed Islander East Pipeline Company, LLC ("Islander East") in 2000. Islander East is owned 50% by KeySpan and 50% by Duke Energy, and was created to pursue the authorization and construction of an interstate pipeline from Connecticut, across Long Island Sound, to a terminus near Shoreham, Long Island. Applications for all necessary regulatory authorizations were filed in 2000 and 2001. Islander East has received a final certificate from the FERC and all necessary permits from the State of New York. The State of Connecticut denied Islander East's request for a consistency determination under the Coastal Zone Management Act ("CZMA") and application for a permit under Section 401 of the Clean Water Act. Islander East appealed the State of Connecticut's determination on the CZMA issue to the United States Department of Commerce. In 2004, the Secretary of Commerce overrode Connecticut's denial and granted the CZMA authorization. The determination of the Secretary of Commerce was appealed to the United States District Court for the District of Columbia and a decision from that court is pending. Islander East's petition for a declaratory order overriding the denial of the Clean Water Act permit is pending with Connecticut's State Superior Court. Pursuant to a provision of the Energy Policy Act of 2005 (the "Energy Act"), Islander East has appealed the denial of the Clean Water Act permit directly to the United States Court of Appeals for the Second Circuit and has moved to stay the Connecticut case pending the Second Circuit's decision. The State of Connecticut has filed a motion to challenge the constitutionality of the provisions of the Energy Act providing this appeal. The appeal was argued in January 2006. Further, oral arguments on the constitutional and jurisdictional issues were held in April 2006. Various options for the financing of this pipeline construction are being evaluated. As of March 31, 2006, KeySpan's total capitalized costs associated with the siting and permitting of the Islander East pipeline were approximately $25.6 million.

As noted, KeySpan also owns a 26.25% ownership interest in the Millennium Pipeline Company LLC, the developer of the Millennium Pipeline project. The other partners in the Millennium Pipeline are Columbia Gas Transmission Corp., a unit of NiSource Incorporated and DTE Energy. The Millennium Pipeline project is anticipated to transport up to 525,000 DTH of natural gas a day from Corning to Ramapo, New York, interconnecting with the pipeline systems of various other utilities in New York. The project received a FERC certificate to construct, acquire and operate the facilities in 2002. On August 1, 2005, the project filed an amended application with FERC requesting, among other things, approval of a reduction in capacity and maximum allowable operating pressure, minor route modifications, the addition of certain facilities and the acquisition of certain facilities from Columbia Gas Transmission Corporation. Additionally, in December 2005, Consolidated Edison Company of New York Inc. ("Con Edison"), KEDLI and Columbia Gas Transmission each entered into amended precedent agreements to purchase capacity on the pipeline. KEDLI has agreed to purchase 150,000 DTH per day from the Millennium Pipeline system, increasing to 200,000 DTH in the third year of the pipeline being in service. This will provide KEDLI with new, competitively priced supplies of natural gas from Canada and other North American supply basins. The conditions in the precedent agreements are subject to, among other things, the receipt of necessary regulatory approvals and financing, it is anticipated that the Millennium Pipeline will be in service in either 2007 or 2008. As of March 31, 2006, KeySpan's investment in the Millennium Pipeline project was $13.6 million.

In 2005, KeySpan LNG entered into a development agreement with BG, LNG Services, a subsidiary of British Gas, to upgrade the KeySpan LNG's liquefied natural gas facility to accept marine deliveries and to triple vaporization (or regasification) capacity. In June 2005, the FERC denied KeySpan LNG's application to expand the facility citing concerns that the proposed upgraded facility would not meet current federal safety standards, which the facility is not currently subject to. KeySpan sought a rehearing with FERC, and on January 20, 2006, the FERC denied such request, although the order provided that KeySpan LNG could file an amendment to its original application addressing a revised expansion project which would differ substantially from that originally proposed by KeySpan. Any amended application would need to include a detailed analysis of the new project scope, including upgrades to the existing facilities and alternative plans for any service disruptions that may be necessary during construction of a new expanded project. KeySpan has filed a petition for judicial review of the FERC order with the United States Circuit Court for the District of Columbia.

In addition to the proceeding at FERC, KeySpan LNG also is involved in seeking other required regulatory approvals and the resolution of certain litigation regarding such approvals. In February 2005, KeySpan LNG filed an action in Federal District Court in Rhode Island seeking a declaratory judgment that it is not required to obtain a "Category B Assent" from the State of Rhode Island and an injunction preventing the Rhode Island Coastal Resources Management Council ("CRMC") from enforcing the Category B assent requirements. In March 2005, the Rhode Island Attorney General answered the complaint and moved to substitute the State of Rhode Island as the defendant and filed a counterclaim seeking a declaratory judgment that the expansion requires a Category B Assent. In April, the parties filed cross motions for summary judgment with respect to all issues presented to the Court. On April 14, 2005, the Attorney General also filed on behalf of the State a complaint against KeySpan LNG in Rhode Island State Superior Court raising substantially the same issues as the federal court action. KeySpan LNG removed that action to federal court and moved for summary judgment. The Attorney General subsequently withdrew both the motion to substitute defendants and the counterclaim. Although the Court had indicated its intention to issue a decision in the pending cases by August 2005, the Court has now indicated that it will stay the litigation pending resolution of the FERC rehearing and/or appeal process discussed above. As of March 31, 2006, our investment in this project was $15.8 million, a portion of which may be subject to reimbursement from BG LNG pursuant to the terms of the development agreement.

Allocated Costs

We are subject to the jurisdiction of the FERC under PUHCA 2005. As part of the regulatory provisions of PUHCA 2005, the FERC regulates various transactions among affiliates within a holding company system. In accordance with regulations under PUHCA 2005 and regulations and policies of the New York State Public Service Commission, the Massachusetts Department of Telecommunications and Energy and the New Hampshire Public Utility Commission, we established service companies that provide: (i) traditional corporate and administrative services;
(ii) gas and electric transmission and distribution system planning, marketing, and gas supply planning and procurement; and (iii) engineering and surveying services to subsidiaries. The operating income variation as reflected in "elimination and other" is due primarily to costs residing at KeySpan's holding company level such as corporate advertising.

Liquidity

Cash flow from operations increased $160.5 million in the first quarter of 2006 compared to the same period last year primarily reflecting favorable working capital requirements and the timing of income tax payments.

At March 31, 2006, we had cash and temporary cash investments of $313.1 million. During the first quarter of 2006, we repaid $160.8 million of commercial paper and, at March 31, 2006, $496.8 million of commercial paper was outstanding at a weighted-average annualized interest rate of 4.71%. We had the ability to borrow up to an additional $1 billion at March 31, 2006, under the terms of our credit facility.

KeySpan has two credit facilities which total $1.5 billion - $920 million for five years through 2010, and $580 million through 2009 - which continue to support KeySpan's commercial paper program for ongoing working capital needs.

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

The facilities contain certain affirmative and negative operating covenants, including restrictions on KeySpan's ability to mortgage, pledge, encumber or otherwise subject its utility property to any lien, as well as certain financial covenants that require us to, among other things, maintain a consolidated indebtedness to consolidated capitalization ratio of no more than 65% as of the last day of any fiscal quarter. Violation of these covenants could result in the termination of the facilities and the required repayment of amounts borrowed thereunder, as well as possible cross defaults under other debt agreements. At March 31, 2006, KeySpan's consolidated indebtedness was 48.9% of its consolidated capitalization and KeySpan was in compliance with all covenants.

Subject to certain conditions set forth in the credit facility, KeySpan has the right, at any time, to increase the commitments under the $920 million facility up to an additional $300 million. In addition, KeySpan has the right to request that the termination date be extended for an additional period of 365 days prior to each anniversary of the closing date. This extension option, however, requires the approval of lenders holding more than 50% of the total commitments to such extension request. Under the agreements, KeySpan has the ability to replace non-consenting lenders with other pre-approved banks or financial institutions. Upon effectiveness of PUHCA 2005, KeySpan's ability to issue commercial paper was no longer limited by the SEC. Accordingly, subject to compliance with the foregoing conditions, KeySpan is currently able to issue up to $1.5 billion of commercial paper.

A substantial portion of consolidated revenues are derived from the operations of businesses within the Electric Services segment, that are largely dependent upon two large customers - LIPA and the NYISO. Accordingly, our cash flows are dependent upon the timely payment of amounts owed to us by these counterparties. (See Note 10 to the Consolidated Financial Statements "2006 LIPA Settlement" for information regarding the recent settlement between KeySpan and LIPA regarding the current contractual agreements.)

We satisfy our seasonal working capital requirements primarily through internally generated funds and the issuance of commercial paper. We believe that these sources of funds are sufficient to meet our seasonal working capital needs.

Capital Expenditures and Financing

Construction Expenditures

The table below sets forth our construction expenditures by operating segment for the periods indicated:

--------------------------------------------------------------------
                                        Three Months Ended March 31,
(In Millions of Dollars)                   2006               2005
--------------------------------------------------------------------
Gas Distribution                         $  85.8            $  71.6
Electric Services                           28.9               31.1
Energy Investments                           5.4                6.6
Energy Services and other                    2.1                2.5
--------------------------------------------------------------------
                                         $ 122.2            $ 111.8
--------------------------------------------------------------------

Construction expenditures related to the Gas Distribution segment are primarily for the renewal, replacement and expansion of the distribution system. Construction expenditures for the Electric Services segment reflect costs to maintain our generating facilities. The increase in capital expenditures for the three months ended March 31, 2006 compared to the same period last year of $10.4 million reflects an increase in the Gas Distribution segment mainly due to the timing of capital main and service work. KeySpan anticipates incurring approximately the same amount of construction expenditures in 2006 as it incurred in 2005.

Financing

KeySpan did not engage in any financing activities in the first quarter of 2006, other than commercial paper repayments as noted earlier. However, KeySpan anticipates refinancing two tax exempt bonds at KEDNY in the summer of 2006 - $153.5 million 5.5% due January 1, 2021 and $100 million 6.95% due July 1, 2026.

The following table represents the ratings of our long-term debt at March 31, 2006. In 2004 Standard & Poor's reaffirmed its ratings on KeySpan's and its subsidiaries' long-term debt and removed its negative outlook. Further in 2005,

Fitch Ratings revised its ratings on KeySpan's and its subsidiaries' long-term debt to positive outlook. Moody's Investor Services, however, continues to maintain its negative outlook ratings on KeySpan's and its subsidiaries' long-term debt.

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

Off-Balance Sheet Arrangements

Guarantees

KeySpan had a number of financial guarantees with its subsidiaries at March 31, 2006. KeySpan has fully and unconditionally guaranteed: (i) $525 million of medium-term notes issued by KEDLI; (ii) the obligations of KeySpan Ravenswood, LLC, which is the lessee under the $425 million Master Lease associated with the Ravenswood Facility and the lessee under the $385 million sale/leaseback transaction for the Ravenswood Expansion including future decommission costs of $19 million; and (iii) the payment obligations of our subsidiaries related to $128 million of tax-exempt bonds issued through the Nassau County and Suffolk County Industrial Development Authorities for the construction of two electric-generation peaking facilities on Long Island. The medium-term notes, the Master Lease and the tax-exempt bonds are reflected on the Consolidated Balance Sheet; the sale/leaseback obligation is not recorded on the Consolidated Balance Sheet. Further, KeySpan has guaranteed: (i) up to $71.7 million of surety bonds associated with certain construction projects currently being performed by current and former subsidiaries; (ii) certain supply contracts, margin accounts and purchase orders for certain subsidiaries in an aggregate amount of $52.9 million; and (iii) $73.5 million of subsidiary letters of credit. These guarantees are not recorded on the Consolidated Balance Sheet. KeySpan's guarantees on certain performance bonds relating to current construction projects of the discontinued mechanical contracting companies will remain in place throughout the construction period for these projects. KeySpan has received an indemnity bond issued by a third party to offset potential exposure related to a significant portion of the continuing guarantee. At this time, we have no reason to believe that our subsidiaries or former subsidiaries will default on their current obligations. However, we cannot predict when or if any defaults may take place or the impact such defaults may have on our consolidated results of operations, financial condition or cash flows. (See Note 6 to the Consolidated Financial Statements, "Financial Guarantees and Contingencies" for additional information regarding KeySpan's guarantees.)

Contractual Obligations

KeySpan has certain contractual obligations related to its outstanding long-term debt, outstanding credit facility borrowings, outstanding commercial paper borrowings, operating and capital leases, and demand charges associated with certain commodity purchases. These obligations have remained substantially unchanged since December 31, 2005. (For additional details regarding these obligations see KeySpan's Annual Report on Form 10-K for the year ended December 31, 2005, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 6 "Long-Term Debt" and Note 7 "Contractual Obligations, Financial Guarantees and Contingencies" to those Consolidated Financial Statements.)

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

Below is a discussion of KeySpan's critical accounting policies and assumptions at March 31, 2006. For a more detailed discussion of these policies and assumptions see KeySpan's Annual Report on Form 10-K for the year ended December 31, 2005, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations "Discussion of Critical Accounting Policies and Assumptions."

Valuation of Goodwill

KeySpan records goodwill on purchase transactions, representing the excess of acquisition cost over the fair value of net assets acquired. In testing for goodwill impairment under Statement of Financial Accounting Standards ("SFAS") 142 "Goodwill and Other Intangible Assets," significant reliance is placed upon a number of estimates regarding future performance that require broad assumptions and significant judgment by management. A change in the fair value of our investments could cause a significant change in the carrying value of goodwill. The assumptions used to measure the fair value of our investments are the same as those used by us to prepare annual operating segment and consolidated earnings and cash flow forecasts. In addition, these assumptions are used to set annual budgetary guidelines. At March 31, 2006, KeySpan has $1.7 billion of recorded goodwill and has concluded that the fair value of the business units that have recorded goodwill exceed their carrying value.

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

Historically, we have funded our qualified pension plans in excess of the amount required to satisfy minimum ERISA funding requirements. At March 31, 2006, we had a funding credit balance in excess of the ERISA minimum funding requirements. Although we have presently exceeded ERISA funding requirements, our pension plans, on an actuarial basis, are currently underfunded. Therefore, for 2006, KeySpan expects to contribute a total of $120 million to its funded and unfunded post-retirement plans. Future funding requirements are heavily dependent on actual return on plan assets and prevailing interest rates. (In addition to Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations in KeySpan's Annual Report on Form 10-K for the year ended December 31, 2005, see also Note 4 of those Consolidated Financial Statements, "Postretirement Benefits.")

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

For an additional discussion of our current gas distribution rate agreements, see KeySpan's Annual Report on Form 10-K for the year ended December 31, 2005,
Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations "Regulation and Rate Matters."

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

As noted earlier, on February 1, 2006, KeySpan and LIPA entered into (i) an amended and restated Management Services Agreement; (ii) a new Option and Purchase and Sale Agreement, to replace the Generation Purchase Rights Agreement as amended; and (iii) a Settlement Agreement resolving outstanding issues between the parties regarding the 1998 LIPA Agreements. (For a further discussion on the LIPA agreements see Note 10 to the Consolidated Financial Statements "2006 LIPA Settlement," as well as KeySpan's Annual Report on Form 10-K for the year ended December 31, 2005, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations "Electric Services - LIPA Agreements.")

The Energy Policy Act of 2005 and the Public Utility Holding Company Acts of 1935 and 2005

In August 2005, the Energy Policy Act of 2005 (the "Energy Act") was enacted by Congress and signed into law by the President. The Energy Act is a broad based energy bill that places an increased emphasis on the production of energy and promotes the development of new technologies and alternative energy sources by providing tax credits to companies that produce natural gas, oil, coal, electricity and renewable energy. For KeySpan, one of the more significant provisions of the Energy Act was the repeal of PUHCA 1935, effective February 8, 2006, and the transfer of certain holding company oversight from the SEC to FERC pursuant to PUHCA 2005.

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

We estimate that the remaining cost of our MGP related environmental cleanup activities, including costs associated with the Ravenswood Generating Station, will be approximately $394.3 million and we have recorded a related liability for such amount. We have also recorded an additional $19.4 million liability, representing the estimated environmental cleanup costs related to a former coal tar processing facility. As of March 31, 2006, we have expended a total of $184.2 million on environmental investigation and remediation activities. (See
Note 6 to the Consolidated Financial Statements, "Financial Guarantees and Contingencies.")

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

Regulatory Issues and Competitive Environment: We are subject to various other risk exposures and uncertainties associated with our gas and electric operations. The most significant contingency involves the evolution of the gas distribution and electric industries towards more competitive and deregulated environments. The risks associated with KeySpan's gas distribution activities have not changed substantially since December 31, 2005. For additional information regarding these risks see KeySpan's Annual Report on Form 10-K for the year ended December 31, 2005, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations "Market and Credit Risk Management Activities." The following is an update to certain matters related KeySpan's electric operations.

The Ravenswood Generating Station and KeySpan's New York City Operations

On February 9, 2006, the NYISO Operating Committee increased the "in-City" locational capacity requirements (LCR) from 80% to 83%beginning in May 2006 through the period ending April 2007, based in part on the statewide reserve margin of 118% set by the New York State Reliability Council. However, in early March 2006, the NYISO discovered data inconsistencies in the input files used in the Multi Area Reliability Simulation (MARS) computer program that is used to determine the statewide installed reserve margin (Statewide IRM) and the corresponding minimum LCRs for New York City and Long Island. Revisions to the data, and rerunning the MARS computer program resulted in a shift in the relationship between the Statewide IRM and the minimum LCRs. On March 20, 2006, the New York State Reliability Council voted to retain the Statewide IRM of 118% and reported the corresponding revised minimum LCRs to the NYISO. On March 28, 2006, the NYISO Operating Committee approved revised minimum LCRs of 80% and 99% for New York City and Long Island, respectively. For New York City, this action effectively returned the locational requirement to the minimum level used for the last six years (80%) and negated the increase to 83%.

KeySpan appealed this decision to the NYISO Board of Directors claiming the revised study was hastily prepared and that there were historic factors that justified using 83% as the New York City LCR. The NYISO Board of Directors denied KeySpan's appeal on April 3, 2006 and the "in-City" locational capacity requirement beginning May 1, 2006 through the period ending April 30, 2007 is currently 80%.

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

KeySpan uses market quoted forward prices to value OTC swap contracts.

Financially-Settled Commodity Derivative Instruments that Do Not Qualify for Hedge Accounting: KeySpan subsidiaries also have employed a limited number of financial derivatives that do not qualify for hedge accounting treatment under SFAS 133. During the first quarter, we purchased a series of call options on the spread between the price of heating oil and the price of natural gas. The options cover the period February 2006 through October 2006 and further complement our hedging strategy noted above regarding sales to certain large-volume customers. Further, the Ravenswood facility has also employed a limited number of financial derivatives that do not qualify for hedge accounting treatment under SFAS 133 associated with the purchase of fuel oil. Additionally, KeySpan entered into an International SWAP Dealers Association Master Agreement for a fixed for float unforced capacity financial swap with Morgan Stanley Capital Group Inc.

The following tables set forth selected financial data associated with these derivative financial instruments noted above that were outstanding at March 31, 2006.

----------------------------------------------------------------------------------------------------------------------------
                                         Year of        Volumes           Fixed             Current             Fair Value
        Type of Contract                 Maturity         mmcf            Price $            Price $         (In $ Millions)
----------------------------------------------------------------------------------------------------------------------------
             Gas
Swaps/Futures - Long Natural Gas            2006          4,468        7.67 - 8.50        7.69 - 8.27                  (1.7)

OTC Swaps - Short Natural Gas               2006          1,389        6.17 - 6.29        7.52 - 10.50                 (3.0)
                                            2007          1,702        5.86 - 5.97        9.27 - 11.16                 (6.9)
                                            2008          1,552        6.77 - 6.85        8.59 - 11.19                 (4.1)
----------------------------------------------------------------------------------------------------------------------------
                                                          9,111                                                       (15.7)
----------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
                                  Year of         Volumes            Fixed                 Current                 Fair Value
         Type of Contract         Maturity        Barrels            Price $                Price $             (In $ Millions)
-------------------------------------------------------------------------------------------------------------------------------
             Oil
Swaps - Long Fuel Oil                2006          952,625       57.00 - 66.80          53.49 - 58.10                (4.6)
                                     2007            2,875       59.20 - 62.14          62.51                           -

Swaps - Short Heating Oil            2006          406,004       73.50 - 79.38          78.12 - 82.74                (1.7)


-------------------------------------------------------------------------------------------------------------------------------
                                                 1,361,504                                                           (6.3)
-------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
                                  Year of                        Fixed Margin/             Current                Fair Value
    Type of Contract             Maturity             MWh           Price $                 Price $            (In $ Millions)
------------------------------------------------------------------------------------------------------------------------------
       Electricity
Swaps - Energy                      2006              898        73.50 - 156.25         69.96 - 118.90                   20.1


------------------------------------------------------------------------------------------------------------------------------
                                                      898                                                                20.1
------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------
                                                       2006
Change in Fair Value of Derivative Instruments    (In $ Millions)
-----------------------------------------------------------------
Fair value of contracts at January 1,                      (18.1)
Net (gains) on contracts realized                          (54.9)
Increase in fair value of all open contracts                71.1
-----------------------------------------------------------------
Fair value of contracts outstanding at March 31,            (1.9)
-----------------------------------------------------------------

-------------------------------------------------------------------------------
(In Millions of Dollars)
-------------------------------------------------------------------------------
                                          Fair Value of Contracts
-------------------------------------------------------------------------------
                                       Mature Within                    Total
Sources of Fair Value                    12 Months      Thereafter   Fair Value
-------------------------------------------------------------------------------
Prices actively quoted                       $ (6.4)      $ (8.8)      $ (15.2)
Local published indicies                       13.3            -          13.3
-------------------------------------------------------------------------------
                                             $  6.9       $ (8.8)      $  (1.9)
-------------------------------------------------------------------------------

We measure the commodity risk of our derivative hedging instruments (indicated in the above table) using a sensitivity analysis. Based on a sensitivity analysis as of March 31, 2006 a 10% increase/decrease in natural gas prices would decrease/increase the value of derivative instruments maturing in one year by $1.7 million. Further, a 10% increase/decrease in electricity and fuel prices would decrease/increase the value of derivative instruments maturing in one year by $3.6 million.

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

The following table sets forth selected financial data associated with these derivative financial instruments that were outstanding at March 31, 2006.

------------------------------------------------------------------------------------------------------------------------------------
Type of          Year of        Volumes         Floor       Ceiling         Fixed               Current             Fair Value
Contract         Maturity         mmcf           ($)          ($)         Price ($)             Price ($)         (In $ Millions)
------------------------------------------------------------------------------------------------------------------------------------
Options              2006         2,096          5.50        10.00                  -         7.21 - 10.07                  1.7

Swaps                2006        27,470             -            -       7.35 - 11.63         7.21 - 10.07                (18.8)
                     2007        35,130             -            -       6.81 - 11.99         8.90 - 10.72                  3.0

------------------------------------------------------------------------------------------------------------------------------------
                                 64,696                                                                                   (14.1)
------------------------------------------------------------------------------------------------------------------------------------

See Note 4 to the  Consolidated  Financial  Statements  "Hedging and  Derivative
Financial   Instruments"  for  a  further  description  of  all  our  derivative instruments.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to KeySpan's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective to accomplish their objectives.

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

Item 1A. Risk Factors

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

-    occurrence or impact of the potential merger with National Grid plc;

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

-    changes in the UCAP pricing structure;

-    timing of approval of the 2006 LIPA Agreements and;

- other risks detailed from time to time in other reports and other documents filed by KeySpan with the SEC.

For any of these statements, KeySpan claims the protection of the safe harbor for forward-looking information contained in the Private Securities Litigation Reform Act of 1995, as amended. For additional discussion on these risks, uncertainties and assumptions, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk."

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

KeySpan's 2006 Annual Meeting of Shareholders, previously scheduled for May 2006, has been postponed until later this year as a result of the proposed acquisition of KeySpan by National Grid. A new date, time and location for the Annual Meeting will be announced at a future time.

Item 5. Other Information

The following disclosure would otherwise have been filed on Form 8-K under the heading "Item 1.01 - Entry into a Material Definitive Agreement".

On May 3, 2006, KeySpan's Board of Directors increased the annual base salary of Robert J. Fani, President and Chief Operating Officer from $782,000 to $860,000 effective August 1, 2006.

Item 6. Exhibits

31.1*     Certification of the Chairman and Chief Executive  Officer pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002

31.2* Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*     Certification of the Chairman and Chief Executive  Officer pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002

32.2* Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.1*     KeySpan's Amended Senior Executive Change of Control Severance Plan



----------------------
*Filed Herewith

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned there unto duly authorized.



                                           KEYSPAN CORPORATION
(Registrant)
                                           By:    /s/Gerald Luterman
                                                  ------------------
                                           Name:  Gerald Luterman
                                           Title: Executive Vice President and
                                                  Chief Financial Officer




Date: May 4, 2006                          /s/ Gerald Luterman
                                           ----------------------
                                               Gerald Luterman
                                               Executive Vice President and
                                               Chief Financial Officer




Date: May 4, 2006                          /s/ Theresa A. Balog
                                           --------------------
                                           Theresa A. Balog
                                           Vice President and
                                           Chief Accounting Officer