Form 10-Q
period 2006-06-30
KEYSPAN CORP
filed 2006-08-03
CIK 1062379

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

                  For the quarterly period ended June 30, 2006

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
(State or Other Jurisdiction of Incorporation or            (I.R.S. Employer
              Organization)                                Identification No.)
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large accelerated filer [X]    Accelerated filer [ ]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                                                                Yes[X] No[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class of Common Stock                           Outstanding at July 18, 2006
   ---------------------                           ----------------------------
       $.01 par value                                       175,022,851

                      KEYSPAN CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----

                     Part I.   FINANCIAL INFORMATION                    Page No.
                                                                        --------

Item 1. Financial Statements

         Consolidated Balance Sheet -
         June 30, 2006 and December 31, 2005                               3

         Consolidated Statement of Income -
         Three and Six Months Ended June 30, 2006 and 2005                 5

         Consolidated Statement of Cash Flows -
         Six Months Ended June 30, 2006 and 2005                           6

         Notes to Consolidated Financial Statements                        7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                               42

Item 3. Quantitative and Qualitative Disclosures About Market Risk        70

Item 4. Controls and Procedures                                           72

                           Part II.   OTHER INFORMATION

Item 1. Legal Proceedings                                                 73

Item 1A.Risk Factors                                                      73

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds        75

Item 3. Defaults Upon Senior Securities                                   75

Item 4. Submission of Matters to a Vote of Security Holders               75

Item 5. Other Information                                                 75

Item 6. Exhibits                                                          75

Signatures                                                                76

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
------------------------------------------------------------------------------------------

(In Millions of Dollars)                            June 30, 2006       December 31, 2005
------------------------------------------------------------------------------------------

ASSETS
Current Assets
    Cash and temporary cash investments                   $     40.1           $    124.5
    Restricted cash                                              6.3                 13.2
    Accounts receivable                                        934.5              1,035.6
    Unbilled revenue                                           236.6                685.6
    Allowance for uncollectible accounts                       (77.4)               (62.8)
    Gas in storage, at average cost                            690.7                766.9
    Material and supplies, at average cost                     127.0                140.5
    Derivative contracts                                        24.9                142.8
    Other                                                      126.0                173.8
                                               ---------------------- --------------------
                                                             2,108.7              3,020.1
                                               ---------------------- --------------------

Investments and  Other                                         251.3                242.4

Property
    Gas                                                      7,444.9              7,275.9
    Electric                                                 2,533.4              2,492.3
    Other                                                      423.0                416.3
    Accumulated depreciation                                (3,035.5)            (2,922.6)
    Gas exploration and production, at cost                    185.3                184.2
    Accumulated depletion                                     (119.8)              (109.2)
                                               ---------------------- --------------------
                                                             7,431.3              7,336.9
                                               ---------------------- --------------------

Deferred Charges
    Regulatory assets:
         Miscellaneous assets                                  710.9                688.3
         Derivative contracts                                   50.8                 30.9
    Goodwill and other intangible assets                     1,666.3              1,666.3
    Derivative contracts                                        69.9                 75.2
    Other                                                      771.0                752.5
                                               ---------------------- --------------------
                                                             3,268.9              3,213.2
                                               ---------------------- --------------------

Total Assets                                              $ 13,060.2           $ 13,812.6
                                               ====================== ====================
------------------------------------------------------------------------------------------


        See accompanying Notes to the Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
--------------------------------------------------------------------------------------------------

(In Millions of Dollars)                                   June 30, 2006       December 31, 2005
--------------------------------------------------------------------------------------------------
LIABILITIES AND CAPITALIZATION
Current Liabilities
    Accounts payable and other liabilities                       $    683.2            $  1,087.0
    Commercial paper                                                  190.0                 657.6
    Current redemption of long-term debt                               13.4                  13.0
    Taxes accrued                                                     161.3                 176.3
    Dividends payable                                                  81.4                  81.1
    Customer deposits                                                  36.5                  39.1
    Interest accrued                                                   55.9                  53.8
    Derivative contracts                                               68.4                  47.3
                                                      ---------------------- ---------------------
                                                                    1,290.1               2,155.2
                                                      ---------------------- ---------------------

Deferred Credits and Other Liabilities
    Regulatory liabilities:
          Miscellaneous liabilities                                    56.2                  69.9
          Removal cost recovered                                      538.0                 516.4
          Derivative contracts                                         53.0                 175.4
    Asset retirement obligations                                       48.8                  47.4
    Deferred income tax                                             1,178.5               1,157.9
    Postretirement benefits and other reserves                      1,216.2               1,118.4
    Derivative contracts                                               36.9                  44.3
    Other                                                             120.0                 127.5
                                                      ---------------------- ---------------------
                                                                    3,247.6               3,257.2
                                                      ---------------------- ---------------------

Commitments and Contingencies (See Note 6)                                -                     -

Capitalization
    Common stock - 184,864 shares issued, 175,018
           shares outstanding, par value $0.01                      3,983.2               3,975.9
    Retained earnings                                                 961.6                 866.9
    Other comprehensive (loss)                                        (72.5)                (74.8)
    Treasury stock                                                   (285.0)               (303.9)
                                                      ---------------------- ---------------------
         Total common shareholders' equity                          4,587.3               4,464.1
    Long-term debt and capital leases                               3,919.8               3,920.8
                                                      ---------------------- ---------------------
Total Capitalization                                                8,507.1               8,384.9
                                                      ---------------------- ---------------------

Minority Interest in Subsidiary Companies                              15.4                  15.3
                                                      ---------------------- ---------------------
Total Liabilities and Capitalization                             $ 13,060.2            $ 13,812.6
                                                      ====================== =====================
---------------------------------------------------------------------------------------------------

        See accompanying Notes to the Consolidated Financial Statements.

                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                         Three Months Ended June 30,               Six Months Ended June 30,
(In Millions of Dollars, Except Per Share Amounts)       2006                  2005                2006                    2005
--------------------------------------------------------------------------------------  --------------------------------------------
Revenues
     Gas Distribution                                  $    873.2          $    821.1        $    3,053.3              $    2,846.5
     Electric Services                                      444.2               468.5               869.0                     869.1
     Energy Services                                         50.4                44.2                98.7                      88.6
     Energy Investments                                       9.9                 8.7                17.8                      18.8
                                                   --------------- -------------------  ------------------    ----------------------
Total Revenues                                            1,377.7             1,342.5             4,038.8                   3,823.0
                                                   --------------- -------------------  ------------------    ----------------------
Operating Expenses
     Purchased gas for resale                               539.8               501.6             2,051.2                   1,810.5
     Fuel and purchased power                               115.7               159.2               245.7                     292.3
     Operations and maintenance                             420.6               391.8               826.7                     779.0
     Depreciation, depletion and
      amortization                                          101.2                97.5               211.4                     203.6
     Operating taxes                                         95.8                94.0               214.0                     205.8
                                                   --------------- -------------------  ------------------    ----------------------
Total Operating Expenses                                  1,273.1             1,244.1             3,549.0                   3,291.2
Income from equity investments                                2.9                 4.7                 6.3                      10.0
Sale of assets                                                  -                 0.1                 0.5                       0.1
                                                   --------------- -------------------  ------------------    ----------------------
Operating Income                                            107.5               103.2               496.6                     541.9
                                                   --------------- -------------------  ------------------    ----------------------
Other Income and (Deductions)
     Interest charges                                       (59.4)              (72.6)             (125.6)                   (132.7)
     Gain on sale of investments                                -                   -                   -                       4.1
     Cost of debt redemption                                    -                   -                   -                     (20.9)
     Other                                                    6.2                 4.1                17.6                      13.2
                                                   --------------- -------------------  ------------------    ----------------------
Total Other Income and (Deductions)                         (53.2)              (68.5)             (108.0)                   (136.3)
                                                   --------------- -------------------  ------------------    ----------------------
Income Taxes
     Current                                                (37.3)               16.0               122.2                     144.8
     Deferred                                                42.2                (0.2)                9.0                       6.2
                                                   --------------- -------------------  ------------------    ----------------------
Total Income Taxes                                            4.9                15.8               131.2                     151.0
                                                   --------------- -------------------  ------------------    ----------------------
Earnings from continuing operations                          49.4                18.9               257.4                     254.6
Discontinued Operations
    Income (loss) from discontinued
     operations, net of tax                                     -                (1.9)                  -                      (4.1)
    Gain on disposal, net of tax                                -                 0.1                   -                       2.3
                                                   --------------- -------------------  ------------------    ----------------------
Loss from discontinued operations                               -                (1.8)                  -                      (1.8)
                                                   --------------- -------------------  ------------------    ----------------------
Net Income                                                   49.4                17.1               257.4                     252.8
Preferred stock dividend requirements                           -                 0.9                   -                       2.2
                                                   --------------- -------------------  ------------------    ----------------------
Earnings for Common Stock                              $     49.4          $     16.2        $      257.4              $      250.6
                                                   =============== ===================  ==================    ======================
Basic Earnings Per Share:
  Continuing Operations,
         less preferred stock dividends                $     0.28          $     0.11        $       1.47              $       1.52
  Discontinued Operations                                       -               (0.01)                  -                     (0.01)
                                                   --------------- -------------------  ------------------    ----------------------
Basic Earnings Per Share                               $     0.28          $     0.10        $       1.47              $       1.51
                                                   =============== ===================  ==================    ======================
Diluted Earnings Per Share
  Continuing Operations,
         less preferred stock dividends                $     0.28          $     0.10        $       1.46              $       1.52
  Discontinued Operations                                       -               (0.01)                  -                     (0.01)
                                                   --------------- -------------------  ------------------    ----------------------
Diluted Earnings Per Share                             $     0.28          $     0.09        $       1.46              $       1.51
                                                   =============== ===================  ==================    ======================
Average Common Shares Outstanding (000)                   174,989             169,933             174,846                   165,529
Average Common Shares Outstanding - Diluted (000)         176,121             170,878             175,848                   166,507
------------------------------------------------------------------------------------------------------------------------------------

        See accompanying Notes to the Consolidated Financial Statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

-----------------------------------------------------------------------------------------------
                                                                    Six Months Ended June 30,
(In Millions of Dollars)                                               2006             2005
-----------------------------------------------------------------------------------------------
Operating Activities
Net income                                                             $ 257.4         $ 252.8
Adjustments to reconcile net income to net
      cash provided by (used in) operating activities
    Depreciation, depletion and amortization                             211.4           203.6
    Deferred income tax                                                    9.0             6.2
    Income from equity investments                                        (6.3)          (10.0)
    Dividends from equity investments                                      6.5             1.0
    Amortization of interest rate swap                                     4.1           (12.2)
    (Gain) on sale of investment                                             -            (4.1)
    Loss from discontinued operations                                        -             1.8
    Amortization of property tax prepayments                              66.7            56.7
    Net pension and other postretirement expense / cash payment           83.2           (17.9)
Changes in assets and liabilities
    Accounts receivable                                                  524.3           210.0
    Materials and supplies, fuel oil and gas in storage                   89.6            48.7
    Accounts payable and other liabilities                              (399.0)         (219.6)
    Taxes accrued                                                        (15.1)          (14.4)
    Interest accrued                                                       2.2             5.8
    Insurance recovery and regulatory settlements, net                       -             8.5
    Property tax prepayment                                                  -           (24.9)
    Other                                                                (44.5)          (26.9)
                                                               ----------------  --------------
Net Cash Provided by Operating Activities                                789.5           465.1
                                                               ----------------  --------------
Investing Activities
    Construction expenditures                                           (247.0)         (231.0)
    Cost of removal                                                      (15.7)          (10.3)
    Net proceeds from sale of property and investments                       -            48.1
                                                               ----------------  --------------
Net Cash Used in Investing Activities                                   (262.7)         (193.2)
                                                               ----------------  --------------
Financing Activities
    Treasury stock issued                                                 18.8            36.2
    MEDs equity conversion                                                   -           460.0
    Payment of long-term debt                                                -          (514.6)
    Redemption of preferred stock                                            -           (75.0)
    Payment of commercial paper                                         (467.6)         (628.3)
    Common and preferred stock dividends paid                           (162.4)         (149.8)
    Other                                                                    -            16.0
                                                               ----------------  --------------
Net Cash Used in Financing Activities                                   (611.2)         (855.5)
                                                               ----------------  --------------
Net Decrease in Cash and Cash Equivalents                                (84.4)         (583.6)
Cash Flow from Discontinued Operations - Operating                           -            (3.8)
Cash Flow from Discontinued Operations - Investing                           -           (10.6)
Cash and Cash Equivalents at Beginning of Period                         124.5           922.0
                                                               ----------------  --------------
Cash and Cash Equivalents at End of Period                             $  40.1         $ 324.0
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

        See accompanying Notes to the Consolidated Financial Statements.

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

INTRODUCTION TO THE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

KeySpan Corporation (referred to in the Notes to the Financial Statements as "KeySpan," "we," "us" and "our") is a holding company under the Public Holding Company Act of 2005 ("PUHCA 2005"). KeySpan operates six regulated utilities that distribute natural gas to approximately 2.6 million customers in New York City, Long Island, Massachusetts and New Hampshire, making KeySpan the fifth largest gas distribution company in the United States and the largest in the Northeast. We also own, lease and operate electric generating plants in Nassau and Suffolk Counties on Long Island and in Queens County in New York City and are the largest electric generation operator in New York State. Under contractual arrangements, we provide power, electric transmission and distribution services, billing and other customer services for approximately 1.1 million electric customers of the Long Island Power Authority ("LIPA"). KeySpan's other operating subsidiaries are primarily involved in gas exploration and production; underground gas storage; liquefied natural gas storage; retail electric marketing; large energy-system ownership, installation and management; service and maintenance of energy systems; and engineering and consulting services. We also invest and participate in the development of natural gas pipelines, electric generation and other energy-related projects. (See Note 2 "Business Segments" for additional information on each operating segment.)

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

Consummation of the Merger is subject to various closing conditions, including but not limited to the adoption of the Merger Agreement by the stockholders of KeySpan and the Parent and the receipt of requisite regulatory approvals from certain United States federal and state public utility, antitrust and other regulatory authorities, many of which have been filed or obtained. Specifically, we filed our application for approval of the Merger pursuant to the Federal Power Act in May 2006. In early July 2006, we cleared review by the Federal
Trade Commission under the Hart-Scott-Rodino Antitrust Improvement Act and received notification that the Committee on Foreign Investment in the U.S. has determined that there are no issues of national security sufficient to warrant an investigation of the transaction. On July 20, 2006 we filed an application for approval of the transaction with the New York Public Service Commission and intend to seek approval from the New Hampshire Public Utility Commission and the State of New Jersey Board of Public Utilities within the next several weeks. In addition, approval of the Merger by our shareholders will be sought at our Annual Meeting scheduled for August 17, 2006. Shareholders of National Grid plc approved the transaction at a meeting held on July 31, 2006.

In addition to seeking approval of the Merger, the application filed with the NYPSC also contained a proposed ten-year rate plan for KEDNY and KEDLI, as well as proposals concerning corporate structure, affiliate rules and transactions and the rate treatment for contemplated synergy savings. Specifically, the rate plan proposal provides for, among other things, a freeze of base delivery rates for KEDNY and KEDLI for 18 months. Thereafter, KEDNY's and KEDLI's gas adjustment clause would be increased to recover, on a prospective basis, gas commodity-related costs of $68.6 million for KEDNY and $28.7 million for KEDLI that would no longer be included in base rates. In addition, KEDNY and KEDLI base delivery rates would be increased by an average of 2.7% ($63.8 million) and 2.45% ($46.9 million), respectively in years 3, 5, 7 and 9 of the rate plan. The proposed rate plan also contemplates an allowed return on equity of 11.0% for each entity. Cumulative earnings above 11.75% would be shared between gas sales customers and KeySpan over the rate plan period.

Assuming receipt of all required approvals, it is currently anticipated that the Merger will be consummated in 2007. However, we are unable to predict the outcome of the regulatory proceedings and no assurance can be given that the Merger will occur or the timing of its completion

At December 31, 2005, KeySpan was a holding company under the Public Utility Holding Company Act of 1935, as amended ("PUHCA 1935"). In August 2005, the Energy Policy Act of 2005 (the "Energy Act") was enacted. The Energy Act is a broad energy bill that places an increased emphasis on the production of energy and promotes the development of new technologies and alternative energy sources and provides tax credits to companies that produce natural gas, oil, coal, electricity and renewable energy. For KeySpan, one of the more significant provisions of the Energy Act was the repeal of PUHCA 1935, which became effective on February 8, 2006. Since that time, the jurisdiction of the Securities and Exchange Commission ("SEC") over certain holding company activities, including the regulation of our affiliate transactions and service companies, has been transferred to the Federal Energy Regulatory Commission ("FERC") pursuant to PUHCA 2005. (For additional information on the Energy Act and PUHCA 2005 see KeySpan's Annual Report on Form 10-K for the year ended December 31, 2005, Item 7. Management's Discussion and Analyses of Financial Condition and Results of Operations - "Regulation and Rate Matters.")

1. BASIS OF PRESENTATION

In our opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly KeySpan's financial position as of June 30, 2006, and the results of operations for the three and six months ended June 30, 2006 and June 30, 2005, as well as cash flows for the six months ended June 30, 2006 and June 30, 2005. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in KeySpan's Annual Report on Form 10-K for the year ended December 31, 2005. The December 31, 2005 financial statement information has been derived from the 2005 audited financial statements. Income from interim periods may not be indicative of future results. Certain reclassifications were made to conform prior period financial statements to the current period financial statement presentation.

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


Under the requirements of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" our basic and diluted EPS are as follows:

---------------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended June 30,    Six Months Ended June 30,
(In Millions of Dollars, Except Per Share Amounts)                2006            2005          2006          2005
---------------------------------------------------------------------------------------------------------------------
Earnings for common stock                                        $   49.4      $   16.2      $  257.4       $  250.6

Weighted average shares outstanding (000)                         174,989       169,933       174,846        165,529
Add dilutive securities:
Options                                                             1,038           945           933            978
Performance shares                                                     94             -            69              -
---------------------------------------------------------------------------------------------------------------------
Total weighted average shares outstanding - assuming dilution     176,121       170,878       175,848        166,507
---------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                         $   0.28      $   0.10      $   1.47       $   1.51
---------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                       $   0.28      $   0.09      $   1.46       $   1.51
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

The Electric Services segment consists of subsidiaries that operate the electric transmission and distribution system owned by LIPA; own and provide capacity to and produce energy for LIPA from our generating facilities located on Long Island; and manage fuel supplies for LIPA to fuel our Long Island generating facilities. These services are provided in accordance with existing long-term service contracts having remaining terms that range from one to seven years and power purchase agreements having remaining terms that range from seven to 21 years. On February 1, 2006, KeySpan and LIPA agreed to extend, amend and restate these contractual arrangements. (See Note 10, "2006 LIPA Settlement" for a further discussion of these agreements.) The Electric Services segment also includes subsidiaries that own or lease and operate the 2,200 MW Ravenswood Facility located in Queens, New York, and the 250 MW combined-cycle Ravenswood Expansion. Collectively the Ravenswood Facility and Ravenswood Expansion are referred to as the "Ravenswood Generating Station." All of the energy, capacity and ancillary services related to the Ravenswood Generating Station are sold to the New York Independent Systems Operator ("NYISO") energy markets. To finance the purchase and/or construction of the Ravenswood Generating Station, KeySpan entered into a leasing arrangement for each facility. The Electric Services segment also conducts retail marketing of electricity to commercial customers. (See Note 6 "Financial Guarantees and Contingencies" for further details on the leasing arrangements.)

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

This segment is also engaged in pipeline development activities. KeySpan and Duke Energy Corporation each own a 50% interest in the Islander East Pipeline Company, LLC ("Islander East"). Islander East was created to pursue the authorization and construction of an interstate pipeline from Connecticut, across Long Island Sound, to a terminus near Shoreham, Long Island. Once in service, the pipeline is expected to transport up to 260,000 DTH daily to the Long Island and New York City energy markets. Further, KeySpan has a 26.3% interest in the Millennium Pipeline Company LLC, the developer of the Millennium pipeline project, which is expected to transport up to 525,000 DTH of natural gas a day from Corning to Ramapo, New York, where it will connect to an existing pipeline. Additionally, subsidiaries in this segment hold a 20% equity interest in the Iroquois Gas Transmission System LP, a pipeline that transports Canadian gas supply to markets in the Northeastern United States. These investments are accounted for under the equity method. Accordingly, equity income from these investments is reflected as a component of operating income in the Consolidated Statement of Income.

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

The accounting policies of the segments are the same as those used for the preparation of the Consolidated Financial Statements. The segments are strategic business units that are managed separately because of their different operating and regulatory environments. Operating results of our segments are evaluated by management on an operating income basis. At June 30, 2006, the total assets of each reportable segment have not changed materially from those levels reported at December 31, 2005. The reportable segment information is as follows:

-------------------------------------------------------------------------------------------------------------------------
                                              Gas       Electric     Energy       Energy
(In Millions of Dollars)                  Distribution  Services     Services     Investments  Eliminations  Consolidated
-------------------------------------------------------------------------------------------------------------------------
Three Months Ended June 30, 2006
Unaffiliated revenue                          873.2      444.2         50.4          9.9             -       1,377.7
Intersegment revenue                              -          -          2.2          1.3          (3.5)            -
Operating Income                               39.5       62.4          2.0          3.7          (0.1)        107.5

Three Months Ended June 30, 2005
Unaffiliated revenue                          821.1      468.5         44.2          8.7             -       1,342.5
Intersegment revenue                              -          -          3.7            -          (3.7)            -
Operating Income                               30.4       65.7         (2.8)         5.5           4.4         103.2

------------------------------------------------------------------------------------------------------------------------

Eliminating  items  include  intercompany   interest  income  and  expense,  the
elimination of certain intercompany accounts, as well as activities of our corporate and administrative areas.

Because of the nature of our Electric Services business, electric revenues are derived from two large customers - the NYISO and LIPA. Electric Services revenues from these customers of $439.3 million and $440.6 million for the three months ended June 30, 2006 and 2005, respectively, represent approximately 32% and 33%, respectively of our consolidated revenues in these periods.

------------------------------------------------------------------------------------------------------------------------------------
                                        Gas          Electric        Energy           Energy
(In Millions of Dollars)           Distribution      Services       Services        Investments        Eliminations    Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30, 2006
Unaffiliated revenue                    3,053.3         869.0          98.7               17.8                  -           4,038.8
Intersegment revenue                          -             -           4.7                2.6               (7.3)                -
Operating Income                          376.0         127.3           1.6                6.7              (15.0)            496.6

Six Months Ended June 30, 2005
Unaffiliated revenue                    2,846.5         869.1          88.6               18.8                  -           3,823.0
Intersegment revenue                          -           4.6           6.3                  -              (10.9)                -
Operating Income                          422.3         116.7          (5.6)              11.9               (3.4)            541.9

------------------------------------------------------------------------------------------------------------------------------------

Eliminating items include the elimination of certain intercompany accounts, as well as activities of our corporate and administrative areas.

Because of the nature of our Electric Services business, electric revenues are derived from two large customers - the NYISO and LIPA. Electric Services revenues from these customers of $862.0 million and $816.3 million for the six months ended June 30, 2006 and 2005, respectively, represent approximately 21%, of our consolidated revenues in both periods.

3. COMPREHENSIVE INCOME

The table below indicates the components of comprehensive income:

--------------------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended June 30,         Six Months Ended June 30,
(In Millions of Dollars)                                              2006             2005               2006            2005
--------------------------------------------------------------------------------------------------------------------------------
Net Income                                                           $ 49.4           $ 17.1            $ 257.4         $ 252.8
--------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax
Reclassification of (gains) losses included in net income              (3.2)            12.5              (38.9)            7.7
Foreign currency translation adjustments                                  -                -                  -            (5.0)
Unrealized gains (losses) on marketable securities                     (0.1)             0.3                0.3            (1.5)
Unrealized (losses) gains on derivative financial instruments          (5.0)           (10.9)              40.9           (18.3)
--------------------------------------------------------------------------------------------------------------------------------
Other comprehensive loss, net of tax                                   (8.3)             1.9                2.3           (17.1)
--------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                 $ 41.1           $ 19.0            $ 259.7         $ 235.7
--------------------------------------------------------------------------------------------------------------------------------
Related tax (benefit) expense
Reclassification of (gains) losses included in net income              (1.7)             5.2              (20.9)            4.7
Foreign currency translation adjustments                                  -                -                  -            (2.7)
Unrealized gains (losses) on marketable securities                     (0.1)             0.2                0.2            (0.8)
Unrealized (losses) gains on derivative financial instruments          (2.4)            (4.5)              22.9           (11.2)
--------------------------------------------------------------------------------------------------------------------------------
Total Tax (Benefit) Expense                                          $ (4.2)          $  0.9             $  2.2         $ (10.0)
--------------------------------------------------------------------------------------------------------------------------------


4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS

Financially-Settled Commodity Derivative Instruments - Hedging Activities: From time to time, KeySpan subsidiaries have utilized derivative financial instruments, such as futures, options and swaps, for the purpose of hedging the cash flow variability associated with changes in commodity prices. KeySpan is exposed to commodity price risk primarily with regard to its gas distribution operations, gas exploration and production activities and its electric generating facilities at the Ravenswood Generating Station site.

Derivative financial instruments are employed by our gas distribution operations to reduce the cash flow variability associated with the purchase price for a portion of future natural gas purchases for our regulated firm gas sales customers. The accounting for certain of these derivative instruments is subject to SFAS 71 "Accounting for the Effects of Certain Types of Regulation." Therefore, the fair value of these derivatives are recorded as current or deferred assets and liabilities, with offsetting positions recorded as regulatory assets and regulatory liabilities on the Consolidated Balance Sheet. Gains or losses on the settlement of these contracts are initially deferred and then refunded to or collected from our firm gas sales customers consistent with regulatory requirements. See the caption below "Firm Gas Sales Derivative Instruments - Regulated Utilities" for a further discussion of these derivatives.

Certain derivative instruments employed by our gas distribution operations, however, are not subject to SFAS 71 and thus are not subject to deferral accounting treatment. Utility tariffs applicable to certain large-volume customers permit gas to be sold at prices established monthly, relative to a prevailing alternate fuel price, but limited to the cost of gas plus the rate for the highest consumption block otherwise applicable to our firm commercial customers. KEDNY uses over-the-counter ("OTC") natural gas swaps, with offsetting positions in OTC fuel oil swaps of equivalent energy value, to hedge the cash-flow variability of specified portions of gas purchases and sales associated with these customers. The natural gas swaps qualify for hedge accounting treatment, but the fuel oil swaps do not qualify for hedge accounting treatment and are discussed below under the caption "Financially-Settled Commodity Derivative Instruments that Do Not Qualify for Hedge Accounting." The maximum length of time over which we have hedged cash flow variability associated with forecasted purchases and sales of natural gas is through October 2006. We use standard New York Mercantile Exchange ("NYMEX") futures prices to value the gas positions. At June 30, 2006, the fair value of gas swap contracts was a liability of $3.1 million; such amount is reported in accumulated other comprehensive income and is expected to be reclassified into earnings over the next twelve months. The ineffective portion of these derivatives for the six months ended June 30, 2006 was immaterial.

Our Energy Investments subsidiary, Seneca-Upshur, utilizes OTC natural gas swaps to hedge the cash flow variability associated with forecasted sales of a portion of its natural gas production. At June 30, 2006, Seneca-Upshur has hedge positions in place for approximately 80% of its estimated 2006 through 2008 gas production, net of gathering costs. We use market quoted forward prices to value these swap positions. The maximum length of time over which Seneca-Upshur has hedged such cash flow variability is through December 2008. The fair value of these derivative instruments at June 30, 2006 was a liability of $11.2 million. The estimated amount of losses associated with such derivative instruments that are reported in accumulated other comprehensive income and that are expected to be reclassified into earnings over the next twelve months is $4.4 million. Ineffectiveness associated with these outstanding derivative financial instruments was immaterial for the six months ended June 30, 2006.

The Ravenswood Generating Station hedges the cash flow variability associated with a portion of electric energy sales. Our strategy is to hedge up to 50% of the on-peak capability of the Ravenswood Generating Station. The maximum length of time over which we have hedged cash flow variability is through March 2007. To accomplish our stated hedging strategy, KeySpan employs financially-settled electric-power swap contracts with offsetting financially-settled oil swap contracts and OTC natural gas swaps. We use market quoted forward prices to value the electric-power swap contracts. The fair value of these derivative instruments at June 30, 2006 was $16.2 million, $15.8 million of which is reported in accumulated other comprehensive income and is expected to be reclassified into earnings within the next twelve months. We use market quoted forward prices to value the oil swap contracts. The fair value of these derivative instruments at June 30, 2006, was a liability of $1.2 million of which $1.0 million is reported in accumulated other comprehensive income and is expected to be reclassified into earnings within the next twelve months. We use market quoted forward prices to value the gas swap contracts. The fair value of these derivative instruments at June 30, 2006, was a liability of $13.1 million, of which $12.4 million is reported in accumulated other comprehensive income and is expected to be reclassified into earnings within the next twelve months. Ineffectiveness associated with these outstanding derivative financial instruments was immaterial for the six months ended June 30, 2006.

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

Firm Gas Sales Financial Derivative Instruments - Regulated Utilities: We use derivative financial instruments to reduce the cash flow variability associated with the purchase price for a portion of future natural gas purchases associated with our Gas Distribution operations. Our strategy is to minimize fluctuations in gas sales prices to our regulated firm gas sales customers in our New York and New England service territories. The accounting for these derivative instruments is subject to SFAS 71. Therefore, the fair value of these derivatives are recorded as current or deferred assets and liabilities, with offsetting positions recorded as regulatory assets and regulatory liabilities on the Consolidated Balance Sheet. Gains or losses on the settlement of these contracts are initially deferred and then refunded to or collected from our firm gas sales customers consistent with regulatory requirements. At June 30, 2006 the fair value of these derivative instruments was a liability of $54.5 million.

Physically-Settled Commodity Derivative Instruments: SFAS 133 establishes criteria that must be satisfied in order for option contracts, forward contracts with optionality features, or contracts that combine a forward contract and a purchase option contract to qualify for the normal purchases and sales exception. Certain contracts for the physical purchase of natural gas associated with our regulated gas utilities do not qualify for normal purchases under SFAS
133. Since these contracts are for the purchase of natural gas sold to regulated firm gas sales customers, the accounting for these contracts is subject to SFAS
71. At June 30, 2006, these derivatives had a net fair value of $62.7 million.

Financially-Settled Commodity Derivative Instruments that Do Not Qualify for Hedge Accounting: KeySpan subsidiaries also have employed financial derivatives that do not qualify for hedge accounting treatment under SFAS 133. In 2006, we purchased a series of call options on the spread between the price of heating oil and the price of natural gas. The remaining options cover the period July 2006 through October 2006 and further complement our hedging strategy noted above regarding sales to certain large-volume customers. As stated, we sell gas to certain large-volume customers at prices established monthly relative to a prevailing alternate fuel price, but limited to the cost of gas plus the tail block rate. Utility tariffs, however, establish an upper limit on the price KeySpan can charge for the sale of natural gas to these customers. These options are intended to limit KeySpan's exposure to spikes in heating oil prices relative to the price of natural gas. These options do not qualify for hedge accounting treatment under SFAS 133. The fair value of these options at June 30, 2006 was $3.5 million and has been recorded as a deferred asset on the Consolidated Balance Sheet. Further, KeySpan recorded a $3.5 million benefit in other income and deductions on the Consolidated Statement of Income to reflect the change in the market value associated with these derivative instruments for the six months ended June 30, 2006.

As noted earlier, OTC fuel oil swaps associated with our hedging strategy regarding sales to large-volume customers do not qualify for hedge accounting treatment. The fair value of these derivative instruments at June 30, 2006 was a liability of $3.0 million and has been recorded as a current liability on the Consolidated Balance Sheet. During the six months ended June 30, 2006, $1.6 million was charged to expense on the Consolidated Statement of Income.

Further, the Ravenswood Generating Station has also employed a limited number of financial derivatives that do not qualify for hedge accounting treatment under SFAS 133 that were originally executed to hedge the cash flow variability for a portion of forecasted purchases of natural gas and fuel oil that will be consumed during the generation of electricity. The fair value of these derivative instruments at June 30, 2006 was a liability of $3.7 million and has been recorded as a current liability on the Consolidated Balance Sheet. KeySpan recorded a $3.7 million charge to expense in the Consolidated Statement of Income to reflect the change in the market value associated with these derivative instruments for the six months ended June 30, 2006; $2.3 million of which was transferred from accumulated other comprehensive income since it is no longer probable that the forecasted transactions will occur.

KeySpan has employed a limited number of financial derivatives that do not qualify for hedge accounting treatment under SFAS 133 to hedge the cash flow variability for a portion of forecasted purchases of fleet fuel. The fair value of these derivative instruments at June 30, 2006 was $0.6 million and has been recorded as a deferred asset on the Consolidated Balance Sheet.


On January 18, 2006, KeySpan entered into an International SWAP Dealers Association Master Agreement for a fixed for float unforced capacity financial swap (the "Agreement") with Morgan Stanley Capital Group Inc. ("Morgan Stanley"). The Agreement has a three year term that began on May 1, 2006. The notional quantity is 1,800,000kW (the "Notional Quantity") of In-City Unforced Capacity and the fixed price is $7.57/kW-month ("Fixed Price"), subject to adjustment upon the occurrence of certain events. Cash settlement occurs on a monthly basis based on the In-City Unforced Capacity price determined by the relevant New York Independent System Operator ("NYISO") Spot Demand Curve Auction Market ("Floating Price"). For each monthly settlement period, the price difference equals the Fixed Price minus the Floating Price. If such price difference is less than zero, Morgan Stanley will pay KeySpan an amount equal to the product of (a) the Notional Quantity and (b) the absolute value of such price difference. Conversely, if such price difference is greater than zero, KeySpan will pay Morgan Stanley an amount equal to the product of (a) the Notional Quantity and (b) the absolute value of such price difference. This derivative instrument does not qualify for hedge accounting treatment under SFAS 133 and is subject to fair value accounting treatment; although currently there is no observable market reference to value this derivative instrument. As noted, this is a financial derivative instrument and is unrelated to any physical production of electricity.

Additionally, KeySpan has a management contract with Merrill Lynch Trading, under which KeySpan and Merrill Lynch Trading will share the responsibilities for managing KeySpan's upstream gas distribution assets associated with its Massachusetts gas distribution subsidiaries, as well as providing city-gate delivered supply. This contract, which replaces the prior arrangement with Merrill Lynch Trading, allows for both KeySpan and Merrill Lynch Trading to employ derivative instruments to maximize the profitability of KeySpan's portfolio of gas distribution assets. Profits associated with these activities are shared between KeySpan, Merrill Lynch Trading and KeySpan's Massachusetts ratepayers. At June 30, 2006, KeySpan's proportionate share of the fair value associated with these derivative instruments amounted to $4.4 million and is reflected on the Consolidated Balance Sheet as a deferred asset of $4.4 million with an offsetting regulatory liability of $2.5 million and deferred liability of $1.1 million; the remaining amount was recorded as a benefit to revenues.
KeySpan provides these services internally for its New York and New Hampshire gas distribution subsidiaries.

The table below summarizes the fair value of all of the above outstanding derivative instruments at June 30, 2006 and December 31, 2005, and the related line item on the Consolidated Balance Sheet. Fair value is the amount at which derivative instruments could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale.


----------------------------------------------------------------------------
(In Millions of Dollars)                   June 30, 2006   December 31, 2005
----------------------------------------------------------------------------
Gas Contracts:
  Other current assets                            $  9.0            $ 132.1
  Other deferred charges                            69.1               75.2
  Regulatory asset                                  50.8               30.9
  Other current liabilities                        (61.9)             (39.8)
  Other deferred liabilities                       (36.9)             (44.3)
  Regulatory liability                             (53.0)            (175.4)

Oil Contracts:
  Other current assets                                 -                0.5
  Other current liabilities                         (6.5)              (6.8)

Electric Contracts:
  Other current assets                              15.8               10.2
  Other deferred charges                             0.8                  -
  Other current liabilities                            -               (0.7)
----------------------------------------------------------------------------
                                                 $ (12.8)           $ (18.1)
----------------------------------------------------------------------------



Weather Derivatives: The utility tariffs associated with KEDNE's operations do not contain weather normalization adjustments. As a result, fluctuations from normal weather may have a significant positive or negative effect on the results of these operations.

In 2005, we entered into heating-degree day put options to mitigate the effect of fluctuations from normal weather on KEDNE's financial position and cash flows for the 2005/2006 winter heating season - November 2005 through March 2006. These put options would have paid KeySpan up to $40,000 per heating degree day when the actual temperature was below 4,169 heating degree days, or approximately 5% warmer than normal, based on the most recent 20-year average for normal weather. The maximum amount KeySpan would have received on these purchased put options was $16 million. The net premium cost for these options was $1.2 million and was amortized over the heating season. Weather for the entire primary winter heating season -November 2005 through March 2006 - was slightly colder than normal. Therefore, there was no earnings impact associated with these weather derivatives, except for the amortization of the net premium cost. We account for these derivatives pursuant to the requirements of EITF 99-2, "Accounting for Weather Derivatives." In this regard, such instruments are accounted for using the "intrinsic value method" as set forth in such guidance.

Credit and Collateral: Derivative contracts are primarily used to manage exposure to market risk arising from changes in commodity prices and interest rates. In the event of non-performance by a counterparty to a derivative contract, the desired impact may not be achieved. The risk of counterparty non-performance is generally considered a credit risk and is actively managed by assessing each counterparty credit profile and negotiating appropriate levels of collateral and credit support. In instances where the counterparties' credit quality has declined, or credit exposure exceeds certain levels, we may limit our credit exposure by restricting new transactions with counterparties, requiring additional collateral or credit support and negotiating the early termination of certain agreements. At June 30, 2006, KeySpan has received $6.3 million from its counterparties as collateral associated with outstanding derivative contracts. This amount has been recorded as restricted cash, with an offsetting position in current liabilities on the Consolidated Balance Sheet. At June 30, 2006, KeySpan has no outstanding margin calls to its counterparties.

We believe that our credit risk related to the above mentioned derivative financial instruments is no greater than the risk associated with the primary contracts which they hedge and that the elimination of a portion of the price risk reduces volatility in the reported results of operations, financial position and cash flows and lowers overall business risk.

5. RECENT ACCOUNTING PRONOUNCEMENTS

On July 13, 2006, the FASB issued Interpretation No. 48 "Accounting for Uncertainty In Income Taxes." The FASB, in its interpretation of SFAS 109,
"Accounting for Income Taxes," seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement requirements related to accounting for income taxes. The Interpretation requires application for fiscal years beginning after December 15, 2006. KeySpan anticipates that implementation of this Interpretation will have minimal impact on its results of operations, financial position or cash flows.

On March 31, 2006, the Financial Accounting Standards Board ("FASB") issued an Exposure Draft of proposed rules on employers' accounting for defined benefit pensions and other postretirement benefit plans that would require employers to fully recognize the plan's funded status on the balance sheet. If adopted as proposed, the new rules would be applied retroactively to prior financial statements presented and be effective for fiscal years ending after December 15, 2006. KeySpan is currently evaluating the Exposure Draft and believes that the new rules, if adopted as proposed, may significantly increase KeySpan's recorded pension and other postretirement liabilities and reduce its shareholders' equity. The comment period on this Exposure Draft ended on May 31, 2006.

In December 2004 the FASB issued SFAS 123 (revised 2004 "SFAS 123R") "Share-Based Payment." SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R revises certain provisions of SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion 25 "Accounting for Stock Issued to Employees." The fair-value-based method in SFAS 123R is similar to the fair-value-based method in SFAS 123 in most respects. However, the following are key differences between the two: entities are now required to measure liabilities incurred to employees in share-based payment transactions at fair value as compared to using the intrinsic method allowed under SFAS 123; entities are now required to estimate the number of instruments for which the requisite service is expected to be rendered, as compared to accounting for forfeitures as they occur under SFAS 123; and incremental compensation cost for a modification of the terms or conditions of an award are also measured differently under SFAS 123R compared to Statement 123. SFAS 123R also clarifies and expands SFAS 123's guidance in several areas. The effective date of SFAS 123R was the beginning of the first fiscal year beginning after June 15, 2005. KeySpan adopted the prospective method of transition for stock options in accordance with SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." Accordingly, compensation expense has been recognized by employing the fair value recognition provisions of SFAS 123 for grants awarded after January 1, 2003. Therefore implementation of SFAS 123R in January 2006 did not have a material impact on KeySpan's results of operations or financial position and no impact on its cash flows.

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

The term of the Master Lease extends through June 20, 2009. On all future semi-annual payment dates, we have the right to: (i) either purchase the facility for the original acquisition cost of $425 million, plus the present value of the lease payments that would otherwise have been paid through June 2009; or (ii) terminate the Master Lease and dispose of the facility. In June 2009, when the Master Lease terminates, we may purchase the facility in an amount equal to the original acquisition cost, subject to adjustment, or surrender the facility to the lessor. If we elect not to purchase the property, the Ravenswood Facility will be sold by the lessor. We have guaranteed to the lessor, as residual value, 84% of the acquisition cost of the property.

We have classified the Master Lease as $412.3 million of long-term debt on the Consolidated Balance Sheet based on our current status as primary beneficiary. Further, we have an asset on the Consolidated Balance Sheet for an amount substantially equal to the fair market value of the leased assets at the inception of the lease, less depreciation since that date, or approximately $315.2 million.

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

Asset Retirement Obligations: KeySpan has various asset retirement obligations primarily associated with its gas distribution and electric generation activities. These obligations have remained substantially unchanged from December 31, 2005, except for accretion adjustments. Generally, KeySpan's largest asset retirement obligations relate to: (i) legal requirements to cut (disconnect from the gas distribution system), purge (clean of natural gas and PCB contaminants) and cap gas mains within its gas distribution and transmission system when mains are retired in place; or dispose of sections of gas main when removed from the pipeline system; (ii) cleaning and removal requirements associated with storage tanks containing waste oil and other waste contaminants; and (iii) legal requirements to remove asbestos upon major renovation or demolition of structures and facilities. At June 30, 2006, these obligations total $48.8 million. See KeySpan's Annual Report on Form 10-K for the year ended December 31, 2005, Note 7 to the Consolidated Financial Statements "Contractual Obligations, Financial Guarantees and Contingencies" for additional information regarding these obligations.

Environmental Matters

New York Sites: Within the State of New York we have identified 43 historical manufactured gas plant ("MGP") sites and related facilities, which were owned or operated by KeySpan subsidiaries or such companies' predecessors. These former sites, some of which are no longer owned by us, have been identified to the New York State Public Service Commission ("NYPSC") and the Department of Environmental Conservation ("DEC") for inclusion on appropriate site inventories. Administrative Orders on Consent ("ACO") or Voluntary Cleanup Agreements ("VCA") have been executed with the DEC to address the investigation and/or remediation activities associated with certain sites and one waterway. In March 2005, KeySpan withdrew its previously filed applications under the DEC's Brownfield Cleanup Program ("BCP") because of the uncertainty associated with contribution suits which we may need to bring against other parties who impacted these sites for their share of remedial cost. As a result of the United States Supreme Court's December 2004 decision in Cooper Industries v. Aviall Services, Inc. and the emerging case law in New York, KeySpan continues to evaluate how to proceed with respect to participation in the BCP or alternative DEC remediation programs.

We have identified 28 of these sites as being associated with the historical operations of KEDNY. One site has been fully remediated. Subject to the issues described in the preceding paragraph, the remaining 27 sites will be investigated and, if necessary, remediated under the terms and conditions of ACOs, VCAs, or Brownfield Cleanup Agreements ("BCA"). Expenditures incurred to date by us with respect to KEDNY MGP-related activities total $70.0 million.

The remaining 15 sites have been identified as being associated with the historical operations of KEDLI. One site has been fully investigated and requires no further action. Subject to the issues described above, the remaining sites will be investigated and, if necessary, remediated under the terms and conditions of ACOs, VCAs, or BCAs. Expenditures incurred to date by us with respect to KEDLI MGP-related activities total $56.4 million.

We presently estimate the remaining cost of our KEDNY and KEDLI MGP-related environmental remediation activities will be $341.7 million, which amount has been accrued by us as a reasonable estimate of probable cost for known sites. However, remediation costs for each site may be materially higher than noted, depending upon changing technologies and regulatory standards, selected end use for each site, and actual environmental conditions encountered.

With respect to remediation costs, the KEDNY and KEDLI rate plans generally provide for the recovery from customers of investigation and remediation costs of certain sites. At June 30, 2006, we have reflected a regulatory asset of $381.8 million for our KEDNY/KEDLI MGP sites. In October 2003, KEDNY and KEDLI filed a joint petition with the NYPSC seeking rate treatment for additional environmental costs that may be incurred at all of our New York MGP sites. That petition is still pending.

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

We presently estimate the remaining cost of the Massachusetts KEDNE MGP-related environmental cleanup activities will be $11.0 million, which amount has been accrued by us as a reasonable estimate of probable cost for known sites, however remediation costs for each site may be materially higher than noted, depending upon changing technologies and regulatory standards, selected end use for each site, and actual environmental conditions encountered. Expenditures incurred since November 8, 2000, the date KeySpan acquired these subsidiaries, with respect to these MGP-related activities total $32.4 million.

We may have or share responsibility under applicable environmental laws for the remediation of 10 MGP sites and related facilities associated with the historical operations of EnergyNorth in New Hampshire. At four of these sites we have entered into cost sharing agreements with other parties who share responsibility for remediation of these sites. EnergyNorth also entered into an agreement with the United States Environmental Protection Agency ("EPA") for the contamination from the Nashua site that was allegedly commingled with asbestos at the so-called Nashua River Asbestos Site, adjacent to the Nashua MGP site. The Nashua River Asbestos Site now has been fully remediated.

We presently estimate the remaining cost of EnergyNorth MGP-related environmental cleanup activities will be $28.0 million, which amount has been accrued by us as a reasonable estimate of probable cost for known sites, however, remediation costs for each site may be materially higher than noted, depending upon changing technologies and regulatory standards, selected end use for each site and actual environmental conditions encountered. Expenditures incurred since November 8, 2000, the date KeySpan acquired this subsidiary, with respect to these MGP-related activities total $20.4 million.

By rate orders, the Massachusetts Department of Telecommunications and Energy ("MADTE") and the New Hampshire Public Utility Commission ("NHPUC") provide for the recovery of site investigation and remediation costs and, accordingly, at June 30, 2006, we have reflected a regulatory asset of $61.7 million for the KEDNE MGP sites.

KeySpan New England, LLC Sites: We are aware of three non-utility sites associated with KeySpan New England, LLC, a successor company to Eastern Enterprises, for which we may have or share environmental remediation or ongoing maintenance responsibility. These three sites, located in Philadelphia, Pennsylvania, New Haven, Connecticut and Everett, Massachusetts, were associated with historical operations involving the production of coke and related industrial processes. Honeywell International, Inc. and Beazer East, Inc. (both former owners and/or operators of certain facilities at Everett (the "Everett Facility") together with KeySpan, have entered into an ACO with the Massachusetts Department of Environmental Protection for the investigation and development of a remedial response plan for a portion of that site. In 1989, KeySpan, Honeywell and Beazer East entered into a cost-sharing agreement under which each company agreed to pay one-third of the costs of compliance with the consent order, while preserving any claims it may have against the other companies for, among other things, reallocation of proportionate liability. In
2002, Beazer East commenced an action in the U.S. District Court for the Southern District of New York, which sought a judicial determination on the allocation of liability for the Everett Facility. A confidential settlement agreement has been executed on favorable terms to KeySpan and the Beazer lawsuit has been discontinued.

We presently estimate the remaining cost of our environmental cleanup activities for these three non-utility sites will be approximately $16.6 million, which amount has been accrued by us as a reasonable estimate of probable costs for known sites however, remediation costs for each site may be materially higher than noted, depending upon changing technologies and regulatory standards, selected end use for each site, and actual environmental conditions encountered. Expenditures incurred since November 8, 2000, with respect to these sites total $16.3 million.

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

Insurance Settlements: KeySpan has entered into confidential settlement agreements with certain of its insurance carriers for recovery of costs associated with the investigation and remediation of its MGP sites and the KeySpan New England LLC non-utility sites. Pursuant to these settlements, KeySpan recorded a benefit of $5.5 million in its Consolidated Statement of Income for the three and six months ended June 30, 2006 reflecting the benefit accruing to KeySpan's shareholders. Recovery of environmental costs from insurance carriers associated with utility MGP sites are refunded to KeySpan's ratepayers, subject to certain sharing provisions.

See KeySpan's  Annual  Report on Form 10-K for the year ended  December 31, 2005
Note 7, to those Consolidated Financial Statements "Contractual Obligations, Financial Guarantees and Contingencies" for further information on environmental matters.

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

On March 20, 2006, a purported class action lawsuit was filed alleging breach of fiduciary duty against us and our directors. The complaint, which was filed in the New York State Supreme Court for the County of Kings, relates to the execution of the merger agreement with National Grid plc and alleges that the merger consideration which our stockholders will receive in connection with the proposed merger transaction is inadequate and unfair because the transaction value of $42.00 for each share of our common stock does not provide our stockholders with a meaningful premium over the market price of the common stock. On April 19, 2006, we moved to dismiss the complaint for failure to state a cause of action upon which relief can be granted. On May 26, 2006, the plaintiff served an amended complaint adding National Grid as a defendant. The amended complaint alleged that National Grid aided and abetted the alleged breach of fiduciary duties and added claims of inadequate disclosure with respect to KeySpan's preliminary proxy materials. On or about June 16, 2006, the parties agreed in principle to settle the case. The agreement is subject to negotiating and executing definitive settlement documentation, confirmatory discovery of the fairness of the settlement, and court approval of the settlement following notice to shareholders.

On July 12, 2006, a purported class action was filed alleging damages resulting from contamination associated with the historic operations of the former manufactured gas plant in Bay Shore, New York. We believe the lawsuit to be without merit and we intend to contest it vigorously.

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

LIPA completed its strategic review initiative that it had undertaken in connection with, among other reasons, its option under the Generation Purchase Rights Agreement with KeySpan. As part of its review, LIPA engaged a team of advisors and consultants, held public hearings and explored its strategic options, including continuing its existing operations, municipalizing, privatizing, selling some, but not all of its assets, becoming a regulator of rates and services, or merging with one or more utilities. Upon completion of its strategic review, LIPA determined that it would continue its existing operations and entered into the renegotiated 2006 LIPA Agreements that are discussed in Note 10 "2006 LIPA Settlement." Following the announcement of the proposed acquisition of KeySpan by National Grid, LIPA, National Grid and

KeySpan have engaged in discussions concerning the impact of the transaction on LIPA's operations. At this time, we are unable to determine what impact, if any, such discussions may have on the 2006 LIPA Agreements and the receipt and timing of governmental approvals relating thereto.

As reported in KeySpan's Annual Report on Form 10-K for the year ended December 31, 2005, KeySpan is currently in discussions with the Internal Revenue Service ("IRS") at the Appeals level with regard to the Long Island Lighting Company's ("LILCO's") tax returns for the tax years ended December 31, 1996 through March 31, 1999 and KeySpan's and the Brooklyn Union Gas Company's tax returns for the years ended September 30, 1997 through December 31, 1998. The primary issue relates to the valuation of the transferred assets in the KeySpan/LILCO combination. However, two issues were resolved in the second quarter of 2006. Additionally, the IRS has recently commenced the examination of KeySpan's tax returns for the year ended 2002 and 2003. At this time, we cannot predict the result of these audits.

Financial Guarantees

KeySpan has issued financial guarantees in the normal course of business, primarily on behalf of its subsidiaries, to various third party creditors. At June 30, 2006, the following amounts would have to be paid by KeySpan in the event of non-payment by the primary obligor at the time payment is due:

--------------------------------------------------------------------------------------
                                                            Amount of  Expiration
  Nature of Guarantee (In Millions of Dollars)               Exposure     Dates
--------------------------------------------------------------------------------------
Guarantees for Subsidiaries
  Medium-Term Notes - KEDLI                       (i)      $   525.0    2008-2010
  Industrial Development Revenue Bonds            (ii)         128.3       2027
  Ravenswood - Master Lease                       (iii)        425.0       2009
  Ravenswood - Sale/leaseback                     (iv)         403.5       2019
  Surety Bonds                                    (v)           72.1   2006 - 2008
  Commodity Guarantees and Other                  (vi)          64.7   2006 - 2009
  Letters of Credit                               (vii)         80.3   2006 - 2010
--------------------------------------------------------------------------------------
                                                           $ 1,698.9
--------------------------------------------------------------------------------------


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

(v) KeySpan has agreed to indemnify the issuers of various surety and performance bonds associated with certain construction projects being performed by certain current or former subsidiaries. In the event that the subsidiaries fail to perform their obligations under contracts, the injured party may demand that the surety make payments or provide services under the bond. KeySpan would then be obligated to reimburse the surety for any expenses or cash outlays it incurs. Although KeySpan is not guaranteeing any new bonds for any of the former subsidiaries, KeySpan's indemnity obligation supports the contractual obligation of these former subsidiaries. KeySpan has also received from a former subsidiary an indemnity bond issued by a third party insurance company, the purpose of which is to reimburse KeySpan in an amount up to $80 million in the event it is required to perform under all other indemnity obligations previously incurred by KeySpan to support such company's bonded projects existing prior to divestiture. At June 30, 2006, the total cost to complete such remaining bonded projects is estimated to be approximately $28 million.

(vi) KeySpan has guaranteed commodity-related payments for subsidiaries within the Energy Services segment, as well as KeySpan Ravenswood, LLC. These guarantees are provided to third parties to facilitate physical and financial transactions involved in the purchase of natural gas, oil and other petroleum products for electric production and marketing activities. The guarantees cover actual purchases by these subsidiaries that are still outstanding as of June 30, 2006.

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

Under this Plan, 19,250,000 shares were authorized for issuance of which the total shares awarded to date include 16.9 million stock options, 222,143 shares of restricted stock, and 891,555 performance shares. At June 30, 2006, after adjusting for forfeitures, there are approximately 3.1 million shares still eligible to be granted under the Incentive Plan. In addition, under previous plans, there were an additional 1.7 million shares authorized for which approximately 1.2 million stock options were awarded.


In 2005, KeySpan continued to apply APB Opinion 25 "Accounting for Stock Issued to Employees," in accounting for grants awarded prior to January 1, 2003. No compensation cost had been recognized for these stock option awards since the exercise prices and market values were equal on the grant dates. Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under the plans consistent with SFAS 123 "Accounting for Stock-Based Compensation," our net income and earnings per share for the three and six months ended June 30, 2005 would have decreased to the pro-forma amounts indicated below:

-----------------------------------------------------------------------------------------------------
                                                               Three Months Ended    Six Months Ended
(In Millions of Dollars, Except Per Share Amounts)                June 30, 2005        June 30, 2005
-----------------------------------------------------------------------------------------------------
Earnings available for common stock:
As reported                                                             $ 16.2          $ 250.6
     Add: recorded stock-based compensation expense, net of tax            3.0              6.1
     Deduct: total stock-based compensation expense, net of tax           (3.5)            (7.0)
-----------------------------------------------------------------------------------------------------
Pro-forma earnings                                                      $ 15.7          $ 249.7
-----------------------------------------------------------------------------------------------------
Earnings per share:
     Basic - as reported                                                $ 0.10          $  1.51
     Basic - pro-forma                                                  $ 0.09          $  1.51

     Diluted - as reported                                              $ 0.09          $  1.51
     Diluted - pro-forma                                                $ 0.09          $  1.50
-----------------------------------------------------------------------------------------------------

In 2003, KeySpan adopted the prospective method of transition of accounting for stock based compensation expense in accordance with SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure". Accordingly, compensation expense has been recognized by employing the fair value recognition provisions of SFAS 123 for grants awarded after January 1, 2003.

In January 2006, KeySpan adopted SFAS 123 (revised 2004) "Share-Based Payment ("SFAS 123R")." The implementation of this standard required KeySpan to expense certain stock options that had previously been accounted for under the requirements of APB Opinion 25 and related Interpretations, i.e. awards issued prior to January 1, 2003. No compensation cost had been recognized for these fixed stock option plans in the Consolidated Financial Statements since the exercise prices and market values were equal on the grant dates. For the six months ended June 30, 2006, KeySpan recorded an expense of $0.7 million for stock option awards previously accounted for under APB 25 and which have not fully vested.

The following table presents the actual expense for all of KeySpan's stock based compensation awards recorded in the Consolidated Statement of Income for the periods indicated.

----------------------------------------------------------------------------------------------------------
                                                                                Six Months Ended
                                                                             June 30             June 30
(In Millions of Dollars, Except Per Share Amounts)                             2006               2005
----------------------------------------------------------------------------------------------------------
Performance shares                                                               $ 4.6              $ 3.4
Restricted stock                                                                   3.8                0.5
Stock options                                                                      3.1                2.8
EDSPP discount                                                                     2.7                2.5
----------------------------------------------------------------------------------------------------------
Total stock-based compensation included in operations and
maintenance expense                                                               14.2                9.2
Income tax benefit                                                                (5.0)              (3.2)
----------------------------------------------------------------------------------------------------------
Total stock based compensation expense, net of tax                               $ 9.2              $ 6.0
----------------------------------------------------------------------------------------------------------

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

During the six months ended June 30, 2006 and 2005, cash received from stock options exercised was $18.1 million and $37.6 million, respectively. The actual tax benefit realized for tax deductions from stock options exercised was $1.8 million and $4.6 million for the six months ended June 30, 2006 and 2005, respectively. The benefits received from these tax deductions were less than the recognized compensation expense and accordingly there were no excess tax deductions reported in the financing section of the Consolidated Statement of Cash Flows.

The following represents a discussion of the various awards granted under our stock based compensation plans:

Performance shares

Performance shares were awarded under the Incentive Plan in 2004 and 2005 based upon the attainment of overall corporate performance goals. These performance shares are measured over a three year period by comparing KeySpan's cumulative total shareholder return to the S&P Utilities Group. For actual performance achieved at a threshold level, 50% of the award will be granted; for actual performance achieved at a targeted level, 100% of the award will be granted; and for actual performance achieved at the maximum level, 150% of the award will be granted. The 2004 and 2005 awards are being expensed ratably over their remaining performance periods.

The 2006 performance share award reflects the new performance condition criteria under SFAS 123R. In 2006, 314,560 performance shares were granted to officers. Performance shares were granted with a three-year performance period with a threshold, target and maximum performance level. The number of performance shares earned at the end of the performance period can range from 0% to 150% of the shares granted and will be linked to two performance measures: the percentage improvement in return on invested capital, or "ROIC," and KeySpan's cumulative three-year total stockholder return, or "TSR," relative to the cumulative three-year TSR for the Standard and Poor's Utilities Group, using a matrix approach that encompasses both measures. The ROIC goal will act as the primary trigger. If the ROIC goal performance is below the threshold level, all shares shall be forfeited without payment. Upon a change of control, performance shares shall be distributed based upon the greater of the number of performance shares awarded at target level or the number of shares earned based on actual performance through the change of control date. Performance share awards were priced at fair value on the date of grant. The unearned compensation as of June 30, 2006 associated with all of the performance share awards was $16.1 million.

Restricted Stock Awards

KeySpan has made certain grants of restricted stock to officers and directors under the Incentive Plan. Awards of restricted stock were made in 2002, 2005 and 2006. These awards may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to these awards is being amortized to compensation expense over the period in which the awards vest. The share-based expense for these awards was determined based on the fair value of the stock at the date of grant applied to the total number of shares that were anticipated to fully vest. The 2002 and 2005 awards will be fully expensed by the end of this year and the 2006 award was expensed in the first quarter of 2006. Upon a change of control, all restricted stock awards will vest immediately. The unearned compensation as of June 30, 2006 associated with these awards was $0.3 million.

Employee Discount Stock Purchase Plan

KeySpan's Employee Discount Stock Purchase Plan ("EDSPP") allows KeySpan employees to purchase shares of KeySpan stock at a 10% discount through payroll deductions. KeySpan is currently expensing the discount. The number of shares of common stock authorized for issuance under the EDSPP is 1,750,000 shares and there are 488,919 shares remaining to be issued.

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

The value of all stock option grants are estimated on the date of the grant using the Black-Scholes option-pricing model. There were no stock grants issued in 2006. The following table presents the weighted average fair value, exercise price and assumptions used for the 2005 stock option grant:

---------------------------------------------------
                                       2005
---------------------------------------------------
Fair value of grants issued           $    6.15
Dividend yield                            4.64%
Expected volatility                      22.63%
Risk free rate                            4.10%
Expected lives                        6.4 years
Exercise price                        $   39.25
---------------------------------------------------

A summary of the status of our fixed stock option plans and changes is presented below for the six months ended June 30, 2006:

------------------------------------------------------------------------------------------
                                                              Weighted        Aggregate
                                                               Average      Intrinsic Value
            Fixed Options                    Shares         Exercise Price   (In Millions)
------------------------------------------------------------------------------------------
Outstanding at beginning of period          10,443,055           $ 33.74
Granted during the year                              -           $     -
Exercised                                     (561,224)          $ 32.39
Forfeited                                     (131,113)          $ 36.75
------------------------------------------------------------------------------------------
Outstanding at end of period                 9,750,718           $ 33.78           $ 64.5
------------------------------------------------------------------------------------------
Exercisable at end of period                 7,200,707           $ 32.71           $ 55.3
------------------------------------------------------------------------------------------

The total intrinsic value of the options exercised during the six months ended June 30, 2006 and 2005 was approximately $4.5 million and $10.2 million, respectively.


------------------------------------------------------------------------------------------------------------------------------------
Remaining           Options                Weighted            Range of           Options            Weighted        Range of
Contractual      Outstanding at             Average            Exercise        Exercisable at         Average        Exercise
   Life           June 30, 2006          Exercise Price          Price          June 30, 2006     Exercise Price       Price
------------------------------------------------------------------------------------------------------------------------------------
 1 years              119,500                 $ 30.50           $30.50             119,500            $ 30.50         $30.50
 2 years              186,410                 $ 32.52       $ 19.15 - 32.63        186,410            $ 32.52     $ 19.15 - 32.63
 3 years              724,625                 $ 27.99       $ 24.73 - 29.38        724,625            $ 27.99     $ 24.73 - 29.38
 4 years              382,181                 $ 26.97       $ 21.99 - 27.06        382,181            $ 26.97     $ 21.99 - 27.06
 5 years              975,437                 $ 22.69       $ 22.50 - 32.76        975,437            $ 22.69     $ 22.50 - 32.76
 6 years            1,572,663                 $ 39.50           $39.50           1,572,663            $ 39.50         $39.50
 7 years            1,795,711                 $ 32.66           $32.66           1,462,611            $ 32.66         $32.66
 8 years            1,190,664                 $ 32.40           $32.40             786,824            $ 32.40         $32.40
 9 years            1,433,927                 $ 37.54           $37.54             665,732            $ 37.54         $37.54
 10 years           1,369,600                 $ 39.25           $39.25             324,724            $ 39.25         $39.25
------------------------------------------------------------------------------------------------------------------------------------
                    9,750,718                                                    7,200,707
------------------------------------------------------------------------------------------------------------------------------------

As of June 30, 2006, there are approximately 2.6 million options which have not yet vested. The unearned compensation cost related to these stock option awards is $6.3 million which is expected to be recognized over a weighted average period of 2 years.

8. POSTRETIREMENT BENEFITS

Pension Plans: The following information represents the consolidated net periodic pension cost for the six months ended June 30, 2006 and 2005, for our noncontributory defined benefit pension plans which cover substantially all employees. Benefits are based on years of service and compensation. Funding for pensions is in accordance with requirements of federal law and regulations. KEDLI and Boston Gas Company are subject to certain deferral accounting requirements mandated by the NYPSC and the MADTE, respectively for pension costs and other postretirement benefit costs. Further, KeySpan's electric subsidiaries are subject to certain "true-up" provisions in accordance with the LIPA service agreements.

The calculation of net periodic pension cost is as follows:

-------------------------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended June 30,             Six Months Ended June 30,
(In Millions of Dollars)                                     2006                  2005              2006                 2005
-------------------------------------------------------------------------------------------------------------------------------
Service cost, benefits earned during the period               16.0                 13.3           $  32.1           $ 28.3
Interest cost on projected benefit obligation                 38.6                 36.9              77.2             74.3
Expected return on plan assets                               (47.0)               (43.7)            (94.0)           (86.6)
Net amortization and deferral                                 21.9                 18.1              43.8             37.0
-------------------------------------------------------------------------------------------------------------------------------
Total pension cost                                            29.5                 24.6           $  59.1           $ 53.0
-------------------------------------------------------------------------------------------------------------------------------

Other Postretirement Benefits: The following information represents the consolidated net periodic other postretirement benefit cost for the six months ended June 30, 2006 and 2005 for our noncontributory defined benefit plans covering certain health care and life insurance benefits for retired employees. We have been funding a portion of future benefits over employees' active service lives through Voluntary Employee Beneficiary Association ("VEBA") trusts. Contributions to VEBA trusts are tax deductible, subject to limitations contained in the Internal Revenue Code.

Net  periodic   other   postretirement   benefit  cost  included  the  following
components:

----------------------------------------------------------------------------------------------------------------------------
                                                           Three Months Ended June 30,            Six Months Ended June 30,
(In Millions of Dollars)                                    2006                 2005             2006                2005
----------------------------------------------------------------------------------------------------------------------------
Service cost, benefits earned during the period                7.0                 5.9           $ 13.9              $ 12.2
Interest cost on accumulated
   postretirement benefit obligation                          20.1                17.9             40.3                37.8
Expected return on plan assets                                (9.2)               (9.0)           (18.3)              (18.1)
Net amortization and deferral                                 16.7                13.5             33.3                30.0
----------------------------------------------------------------------------------------------------------------------------
Other postretirement cost                                     34.6                28.3           $ 69.2              $ 61.9
----------------------------------------------------------------------------------------------------------------------------

During the first six months of 2006, KeySpan contributed $16.5 million to its pension plans and $9.0 million to its other postretirement benefit plans. KeySpan anticipates contributing an additional $94.5 million to its pension and other postretirement benefit plans during the remainder of 2006. Estimated contribution levels are subject to change based on future market returns, interest rates and certain other measurements. Actual contributions, therefore, may vary from these levels.

9. COMMERCIAL PAPER

At June 30, 2006, KeySpan had two credit facilities totaling $1.5 billion - $920 million for five years through 2010, and $580 million through 2009, which continue to support KeySpan's commercial paper program for ongoing working capital needs.

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

The facilities contain certain affirmative and negative operating covenants, including restrictions on KeySpan's ability to mortgage, pledge, encumber or otherwise subject its utility property to any lien, as well as certain financial covenants that require us to, among other things, maintain a consolidated indebtedness to consolidated capitalization ratio of no more than 65% at the last day of any fiscal quarter. Violation of these covenants could result in the termination of the facilities and the required repayment of amounts borrowed thereunder, as well as possible cross defaults under other debt agreements. At June 30, 2006, KeySpan's consolidated indebtedness was 47.3 % of its consolidated capitalization and KeySpan was in compliance with all covenants.

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

At June 30, 2006, we had cash and temporary cash investments of $40.1 million. During the first six months of 2006, we repaid $467.6 million of commercial paper and, at June 30, 2006, $190.0 million of commercial paper was outstanding at a weighted average annualized interest rate of 5.42%. At June 30, 2006, KeySpan had the ability to issue up to an additional $1.3 billion, under its commercial paper program.

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

On February 1, 2006, KeySpan and LIPA entered into (i) an amended and restated Management Services Agreement (the "2006 MSA"), pursuant to which KeySpan will continue to operate and maintain the electric T&D System owned by LIPA on Long Island; (ii) a new Option and Purchase and Sale Agreement (the "2006 Option Agreement"), to replace the Generation Purchase Rights Agreement (as amended, the "GPRA"), pursuant to which LIPA had the option, through December 15, 2005, to acquire substantially all of the electric generating facilities owned by KeySpan on Long Island; and (iii) a Settlement Agreement (the "2006 Settlement Agreement") resolving outstanding issues between the parties regarding the 1998 LIPA Agreements. The 2006 MSA, the 2006 Option Agreement and the 2006 Settlement Agreement are collectively referred to herein as the "2006 LIPA Agreements." Each of the 2006 LIPA Agreements will become effective as of January 1, 2006, upon all of the 2006 LIPA Agreements receiving the required governmental approvals; otherwise none of the 2006 LIPA Agreements will become effective. Following the announcement of the proposed acquisition of KeySpan by National Grid, LIPA, National Grid and KeySpan have engaged in discussions concerning the impact of the transaction on LIPA's operations. At this time, we are unable to determine what impact, if any, the results of such discussions may have on the 2006 LIPA Agreements and the receipt and timing of governmental approvals relating thereto.

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

11. INCOME TAXES

KeySpan's consolidated effective income tax rate, including city and state income taxes, was 33.8% for the six months ended June 30, 2006 compared to 37.2% for the corresponding period in 2005. During the second quarter of 2006, KeySpan resolved its dispute with the New York City Department of Taxation and Finance with respect to income taxes relating the operations of its merchant electric generating facility. In addition, KeySpan is currently in discussions with the IRS at the Appeals level with regard to the Long Island Lighting Company's ("LILCO") tax returns for the tax years ended December 31, 1996 through March 31, 1999 and KeySpan's and The Brooklyn Union Gas Company's tax returns for the years ended September 30, 1997 through December 31, 1998. The primary issue, relating to the valuation of certain assets transferred in the KeySpan/LILCO business combination of May 1998, remains open. However, two issues were resolved in the second quarter of 2006. As a result of settling the two issues with the IRS, as well as the New York City tax issue, KeySpan realized a tax benefit of $16.4 million during the three and six months ended June 30, 2006, thereby lowering the effective income tax rate.

The IRS has also recently commenced the examination of KeySpan's tax returns for the years ended December 31, 2002 and 2003. At this time, we cannot predict the result of these audits.

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

------------------------------------------------------------------------------------------------------------------------------------
                               Statement of Income
------------------------------------------------------------------------------------------------------------------------------------
                                                                         Three Months Ended June 30, 2006
(In Millions of Dollars)                        Guarantor         KEDLI        Other Subsidiaries    Eliminations     Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
                                          -----------------------------------------------------------------------------------------
Revenues                                         $   0.2        $  245.9             $  1,131.8          $  (0.2)       $  1,377.7
                                          -----------------------------------------------------------------------------------------
Operating Expenses
  Purchased gas                                        -           153.8                  386.0                -             539.8
  Fuel and purchased power                             -               -                  115.7                -             115.7
  Operations and maintenance                         9.3            34.5                  376.8                -             420.6
  Intercompany expense                                 -             1.4                   (1.4)                                 -
  Depreciation and amortization                        -            18.7                   82.5                -             101.2
  Operating taxes                                      -            15.3                   80.5                -              95.8
                                          -----------------------------------------------------------------------------------------
Total Operating Expenses                             9.3           223.7                1,040.1                -           1,273.1
                                          -----------------------------------------------------------------------------------------
Income from equity investments                         -               -                    2.9                -               2.9
                                          -----------------------------------------------------------------------------------------
Operating Income (Loss)                             (9.1)           22.2                   94.6             (0.2)            107.5
                                          -----------------------------------------------------------------------------------------

Interest charges                                   (39.9)          (13.2)                 (14.3)             8.0             (59.4)
Other income and (deductions)                       75.8             0.9                  (13.4)           (57.1)              6.2
                                          -----------------------------------------------------------------------------------------
Total Other Income and (Deductions)                 35.9           (12.3)                 (27.7)           (49.1)            (53.2)

Income Taxes (Benefit)                             (22.6)            5.5                   22.0                -               4.9
                                          -----------------------------------------------------------------------------------------
Net Income                                       $  49.4        $    4.4             $     44.9          $ (49.3)       $     49.4
                                          =========================================================================================
-----------------------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------------------
                               Statement of Income
-----------------------------------------------------------------------------------------------------------------------------------
                                                                    Three Months Ended June 30, 2005
(In Millions of Dollars)                      Guarantor          KEDLI        Other Subsidiaries     Eliminations     Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
                                          -----------------------------------------------------------------------------------------
Revenues                                         $  0.1         $ 227.5              $ 1,115.0           $  (0.1)        $ 1,342.5
                                          -----------------------------------------------------------------------------------------
Operating Expenses
  Purchased gas                                       -           137.6                  364.0                 -             501.6
  Fuel and purchased power                            -               -                  159.2                 -             159.2
  Operations and maintenance                        1.1            31.3                  359.4                 -             391.8
  Intercompany expense                                -             1.2                   (1.2)                -                 -
  Depreciation and amortization                       -            18.4                   79.1                 -              97.5
  Operating taxes                                     -            15.3                   78.7                 -              94.0
                                          -----------------------------------------------------------------------------------------
Total Operating Expenses                            1.1           203.8                1,039.2                 -           1,244.1
                                          -----------------------------------------------------------------------------------------
 Income from equity investments                       -               -                    4.7                 -               4.7
Gain on Sale of Property                              -               -                    0.1                 -               0.1
                                          -----------------------------------------------------------------------------------------
Operating Income (Loss)                            (1.0)           23.7                   80.6              (0.1)            103.2
                                          -----------------------------------------------------------------------------------------

Interest charges                                  (37.9)          (17.7)                 (52.7)             35.6             (72.6)
Other income and (deductions)                      52.7             2.9                    7.9             (59.3)              4.1
                                          -----------------------------------------------------------------------------------------
Total Other Income and (Deductions)                14.8           (14.8)                 (44.8)            (23.7)            (68.5)
                                          -----------------------------------------------------------------------------------------

Income Taxes (Benefit)                             (3.2)            4.1                   14.9                 -              15.8
                                          -----------------------------------------------------------------------------------------
                                                                                                                                 -
Earnings from Continuing Operations                17.1             4.7                   20.9             (23.8)             18.9
Discontinued Operations                               -               -                   (1.8)                               (1.8)
                                          -----------------------------------------------------------------------------------------
Net Income                                       $ 17.1         $   4.7              $    19.1           $ (23.8)        $    17.1
                                          =========================================================================================
-----------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
                               Statement of Income
--------------------------------------------------------------------------------------------------------------------------------
                                                                       Six Months Ended June 30, 2006
(In Millions of Dollars)                    Guarantor          KEDLI        Other Subsidiaries     Eliminations     Consolidated
--------------------------------------------------------------------------------------------------------------------------------
                                        ----------------------------------------------------------------------------------------
Revenues                                      $   0.3         $ 789.6              $ 3,249.2         $   (0.3)       $  4,038.8
                                        ----------------------------------------------------------------------------------------
Operating Expenses
  Purchased gas                                     -           518.7                1,532.5                -           2,051.2
  Fuel and purchased power                          -               -                  245.7                -             245.7
  Operations and maintenance                     17.3            70.9                  738.5                -             826.7
  Intercompany expense                              -             2.6                   (2.6)               -                 -
  Depreciation and amortization                     -            43.8                  167.6                -             211.4
  Operating taxes                                   -            33.0                  181.1                -             214.0
                                        ----------------------------------------------------------------------------------------
Total Operating Expenses                         17.3           669.0                2,862.8                -           3,549.0
                                        ----------------------------------------------------------------------------------------
Income from equity investments                      -               -                    6.3                -               6.3
 Gain on sale of assets                             -             0.1                    0.4                -               0.5
                                        ----------------------------------------------------------------------------------------
Operating Income (Loss)                         (17.0)          120.7                  393.2             (0.3)            496.6
                                        ----------------------------------------------------------------------------------------

Interest charges                                (79.7)          (27.4)                 (31.0)            12.4            (125.6)
Other income and (deductions)                   325.2             1.0                  (30.6)          (278.0)             17.6
                                        ----------------------------------------------------------------------------------------
Total Other Income and (Deductions)             245.5           (26.4)                 (61.6)          (265.6)           (108.0)

Income Taxes (Benefit)                          (28.9)           35.4                  124.7                -             131.2
                                        ----------------------------------------------------------------------------------------
Net Income                                    $ 257.4         $  59.0              $   206.9         $ (265.9)       $    257.4
                                        ========================================================================================
--------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------
                               Statement of Income
------------------------------------------------------------------------------------------------------------------------------------
                                                                          Six Months Ended June 30, 2005
(In Millions of Dollars)                       Guarantor          KEDLI        Other Subsidiaries     Eliminations      Consolidated
------------------------------------------------------------------------------------------------------------------------------------
                                           -----------------------------------------------------------------------------------------
Revenues                                         $   0.2         $ 731.1              $ 3,091.9          $   (0.2)        $ 3,823.0
                                           -----------------------------------------------------------------------------------------
Operating Expenses
  Purchased gas                                        -           451.6                1,358.9                 -           1,810.5
  Fuel and purchased power                             -               -                  292.3                 -             292.3
  Operations and maintenance                         7.3            63.8                  707.9                 -             779.0
  Intercompany expense                                 -             2.5                   (2.5)                -                 -
  Depreciation and amortization                        -            44.9                  158.7                 -             203.6
  Operating taxes                                      -            32.5                  173.3                 -             205.8
                                           -----------------------------------------------------------------------------------------
Total Operating Expenses                             7.3           595.3                2,688.6                 -           3,291.2
                                           -----------------------------------------------------------------------------------------
 Income from equity investments                        -               -                   10.0                 -              10.0
Gain on Sale of Property                               -               -                    0.1                 -               0.1
                                           -----------------------------------------------------------------------------------------
Operating Income (Loss)                             (7.1)          135.8                  413.4              (0.2)            541.9
                                           -----------------------------------------------------------------------------------------

Interest charges                                   (67.6)          (32.5)                (103.6)             71.0            (132.7)
Other income and (deductions)                      314.4             3.0                   27.0            (348.0)             (3.6)
                                           -----------------------------------------------------------------------------------------
Total Other Income and (Deductions)                246.8           (29.5)                 (76.6)           (277.0)           (136.3)
                                           -----------------------------------------------------------------------------------------

Income Taxes (Benefit)                             (13.1)           38.2                  125.9                 -             151.0
                                           -----------------------------------------------------------------------------------------
                                                                                                                                  -
Earnings from Continuing Operations                252.8            68.1                  210.9            (277.2)            254.6
Discontinued Operations                                -               -                   (1.8)                               (1.8)
                                           -----------------------------------------------------------------------------------------
Net Income                                       $ 252.8         $  68.1              $   209.1          $ (277.2)        $   252.8
                                           =========================================================================================
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Balance Sheet
------------------------------------------------------------------------------------------------------------------------------------
                                                                                June 30, 2006
(In Millions of Dollars)                        Guarantor          KEDLI      Other Subsidiaries     Eliminations      Consolidated
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash & temporary cash investments             $    14.5      $     3.1           $     22.5        $        -         $     40.1
   Accounts receivable, net                            0.7          128.3                964.7                 -            1,093.7
   Other current assets                                1.4          236.2                737.3                 -              974.9
                                         -------------------------------------------------------------------------------------------
                                                      16.6          367.6              1,724.5                 -            2,108.7
                                         -------------------------------------------------------------------------------------------

                                         -------------------------------------------------------------------------------------------
Equity Investments                                 4,831.6              -                137.5          (4,717.8)             251.3
                                         -------------------------------------------------------------------------------------------
Property
   Gas                                                   -        2,148.5              5,296.4                 -            7,444.9
   Other                                                 -            1.6              3,140.1                 -            3,141.7
   Accumulated depreciation and
    depletion                                            -         (416.9)            (2,738.4)                -           (3,155.3)
                                         -------------------------------------------------------------------------------------------
                                                         -        1,733.2              5,698.1                 -            7,431.3
                                         -------------------------------------------------------------------------------------------
                                         -------------------------------------------------------------------------------------------
Intercompany Accounts Receivable                     876.5        1,069.3              2,819.4          (4,765.2)                 -
                                         -------------------------------------------------------------------------------------------

Deferred Charges                                   1,994.2          336.2                938.5                 -            3,268.9
                                         -------------------------------------------------------------------------------------------
                                         -------------------------------------------------------------------------------------------
Total Assets                                     $ 7,718.9      $ 3,506.3           $ 11,318.0        $ (9,483.0)        $ 13,060.2
                                         ===========================================================================================
                                         ===========================================================================================

LIABILITIES AND CAPITALIZATION
Current Liabilities
   Accounts payable                              $    40.2      $    85.2           $    557.8        $        -         $    683.2
   Commercial paper                                  190.0              -                    -                 -              190.0
   Other current liabilities                         201.4           48.7                166.8                 -              416.9
                                         -------------------------------------------------------------------------------------------
                                                     431.6          133.9                724.6                 -            1,290.1
Intercompany Accounts Payable                         49.1        1,237.4              1,964.9          (3,251.4)                 -
                                         -------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
Deferred income tax                                   25.6          343.4                809.5                 -            1,178.5
Other deferred credits and liabilities               740.1          184.8              1,144.2                 -            2,069.1
                                         -------------------------------------------------------------------------------------------
                                                     765.7          528.2              1,953.7                 -            3,247.6
                                         -------------------------------------------------------------------------------------------
Capitalization
Common shareholders' equity                        4,610.3          955.9              3,738.9          (4,717.8)           4,587.3
Long-term debt                                     1,862.2          650.9              2,920.5          (1,513.8)           3,919.8
                                         -------------------------------------------------------------------------------------------
Total Capitalization                               6,472.5        1,606.8              6,659.4          (6,231.6)           8,507.1
                                         -------------------------------------------------------------------------------------------
Minority Interest in Subsidiary
 Companies                                               -              -                 15.4                 -               15.4
                                         -------------------------------------------------------------------------------------------
Total Liabilities & Capitalization               $ 7,718.9      $ 3,506.3           $ 11,318.0        $ (9,483.0)        $ 13,060.2
                                         ===========================================================================================
                                         ===========================================================================================
------------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------
Balance Sheet
------------------------------------------------------------------------------------------------------------------------------------
                                                                              December 31, 2005
(In Millions of Dollars)                       Guarantor          KEDLI      Other Subsidiaries      Eliminations       Consolidated
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash & temporary cash investments           $    79.6       $     3.5          $     41.4         $        -          $    124.5
   Accounts receivable, net                          0.6           149.9               822.2                  -               972.7
   Other current assets                              4.0           368.9             1,550.0                  -             1,922.9
                                         -------------------------------------------------------------------------------------------
                                                    84.2           522.3             2,413.6                  -             3,020.1
                                         -------------------------------------------------------------------------------------------

Investments and Other                            4,571.0             0.7               128.2           (4,457.5)              242.4
                                         -------------------------------------------------------------------------------------------
Property
   Gas                                                 -         2,111.3             5,164.6                  -             7,275.9
   Other                                               -               -             3,092.8                  -             3,092.8
   Accumulated depreciation and
    depletion                                          -          (400.6)           (2,631.2)                 -            (3,031.8)
                                         -------------------------------------------------------------------------------------------
                                                       -         1,710.7             5,626.2                  -             7,336.9
                                         -------------------------------------------------------------------------------------------

Intercompany Accounts Receivable                 2,813.6            44.6                95.6           (2,953.8)                  -

Deferred Charges                                   482.5           316.1             2,414.6                  -             3,213.2

                                         -------------------------------------------------------------------------------------------
Total Assets                                   $ 7,951.3       $ 2,594.4          $ 10,678.2         $ (7,411.3)         $ 13,812.6
                                         ===========================================================================================

LIABILITIES AND CAPITALIZATION
Current Liabilities
   Accounts payable                            $    36.4       $   149.7          $    900.9         $        -          $  1,087.0
   Commercial paper                                657.6               -                   -                  -               657.6
   Other current liabilities                       196.2           128.5                85.9                  -               410.6
                                         -------------------------------------------------------------------------------------------
                                                   890.2           278.2               986.8                  -             2,155.2
                                         -------------------------------------------------------------------------------------------
Intercompany Accounts Payable                       51.8           338.3             1,049.8           (1,439.9)                  -
                                         -------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
Deferred income tax                                 27.2           330.6               800.1                  -             1,157.9
Other deferred credits and liabilities             634.0           225.3             1,240.0                  -             2,099.3
                                         -------------------------------------------------------------------------------------------
                                                   661.2           555.9             2,040.1                  -             3,257.2
                                         -------------------------------------------------------------------------------------------
Capitalization
Common shareholders' equity                      4,485.4           897.0             3,539.3           (4,457.6)            4,464.1
Long-term debt                                   1,862.7           525.0             3,046.9           (1,513.8)            3,920.8
                                         -------------------------------------------------------------------------------------------
Total Capitalization                             6,348.1         1,422.0             6,586.2           (5,971.4)            8,384.9
                                         -------------------------------------------------------------------------------------------
Minority Interest in Subsidiary
 Companies                                             -               -                15.3                  -                15.3
                                         -------------------------------------------------------------------------------------------
Total Liabilities & Capitalization             $ 7,951.3       $ 2,594.4          $ 10,678.2         $ (7,411.3)         $ 13,812.6
                                         ===========================================================================================
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Statement of Cash Flows
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    Six Months Ended June 30, 2006
                                                            ------------------------------------------------------------------------
(In Millions of Dollars)                                          Guarantor          KEDLI       Other Subsidiaries     Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net Cash Provided by Operating Activities                          $ (56.0)         $ 263.9                $ 581.6          $ 789.5
                                                            ------------------------------------------------------------------------
Investing Activities
   Capital expenditures                                                  -            (41.2)                (205.8)          (247.0)
   Cost of removal                                                       -             (3.8)                 (11.9)           (15.7)
                                                            ------------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities                      -            (45.0)                (217.7)          (262.7)
                                                            ------------------------------------------------------------------------
Financing Activities
   Treasury stock issued                                              18.8                -                      -             18.8
   Payment of debt, net                                             (467.6)               -                      -           (467.6)
   Common and preferred stock dividends paid                        (162.4)               -                      -           (162.4)
   Net intercompany accounts                                         602.2           (219.3)                (382.9)               -
                                                            ------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities                   (9.0)          (219.3)                (382.9)          (611.2)
                                                            ------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents               $ (65.0)         $  (0.4)               $ (19.0)         $ (84.4)
Cash and Cash Equivalents at Beginning of Period                      79.5              3.5                   41.5            124.5
                                                            ------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                         $  14.5          $   3.1                $  22.5          $  40.1
                                                            ========================================================================
------------------------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------------------------
Statement of Cash Flows
--------------------------------------------------------------------------------------------------------------------------------
                                                                                  Six Months Ended June 30, 2005
                                                           ---------------------------------------------------------------------
(In Millions of Dollars)                                        Guarantor        KEDLI       Other Subsidiaries     Consolidated
--------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net Cash Provided by (Used in )Operating Activities             $  (94.6)      $ 144.2               $  415.6          $  465.1
                                                           ---------------------------------------------------------------------
Investing Activities
   Capital expenditures                                                -         (43.2)                (187.8)           (231.0)
   Cost of removal                                                                (2.5)                  (7.8)            (10.3)
   Proceeds from sale of investment                                    -             -                   48.1              48.1
                                                           ---------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities                    -         (45.7)                (147.6)           (193.2)
                                                           ---------------------------------------------------------------------
Financing Activities
   Treasury stock issued                                            36.2             -                      -              36.2
   Payment of debt, net                                         (1,128.2)            -                  (14.7)         (1,142.9)
   Redemption of preferred stock                                   (75.0)            -                      -             (75.0)
   Common and preferred stock dividends paid                      (149.8)            -                      -            (149.8)
   MEDs equity conversion                                          460.0             -                      -             460.0
   Other                                                            (2.4)            -                   18.4              16.0
   Intercompany dividend payments                                  266.5                               (266.5)                -
   Net intercompany accounts                                       289.2         (94.0)                (195.2)                -
                                                                                                                              -
                                                           ---------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities               (303.4)        (94.0)                (458.0)           (855.5)
                                                           ---------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents            $ (398.0)      $   4.4               $ (190.0)         $ (583.6)
Net Cash Flow from Discontinued Operations                             -             -                  (14.4)            (14.4)
Cash and Cash Equivalents at Beginning of Period                   580.7          (0.9)                 342.2             922.0
                                                           ---------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                      $  182.7       $   3.5               $  137.8          $  324.0
                                                           =====================================================================
--------------------------------------------------------------------------------------------------------------------------------

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

Consummation of the Merger is subject to various closing conditions and the adoption of the Merger Agreement by the stockholders of KeySpan and the Parent. Assuming receipt of all required approvals, it is currently anticipated that the Merger will be consummated in 2007. However, no assurance can be given that the Merger will occur, or, the timing of its completion. See the Introduction to the Notes to the Consolidated Financial Statements for additional information regarding the Merger.

Consolidated Review of Results
------------------------------

The following is a summary of transactions affecting comparative earnings for the three and six months ended June 30, 2006, compared to the three and six months ended June 30, 2005. Capitalized terms used in the following discussion, but not otherwise defined, have the same meaning as when used in the Notes to the Consolidated Financial Statements included under Item 1. References to "KeySpan," "we," "us," and "our" mean KeySpan Corporation, together with its consolidated subsidiaries.

Operating income by segment, as well as consolidated earnings for common stock is set forth in the following table for the periods indicated.



---------------------------------------------------------------------------------------------------------------------------
(In Millions of Dollars, Except per Share)
---------------------------------------------------------------------------------------------------------------------------
                                                           Three Months Ended June 30,            Six Months Ended June 30,
                                                               2006             2005                2006              2005
---------------------------------------------------------------------------------------------------------------------------
Gas Distribution                                              $ 39.5           $ 30.4             $ 376.0          $ 422.3
Electric Services                                               62.4             65.7               127.3            116.7
Energy Services                                                  2.0             (2.8)                1.6             (5.6)
Energy Investments                                               3.7              5.5                 6.7             11.9
Eliminations and other                                          (0.1)             4.4               (15.0)            (3.4)
---------------------------------------------------------------------------------------------------------------------------
Operating Income                                               107.5            103.2               496.6            541.9
---------------------------------------------------------------------------------------------------------------------------
Other Income and (Deductions)
   Interest charges                                            (59.4)           (72.6)             (125.6)          (132.7)
   Gain on sale of investments                                     -                -                   -              4.1
   Cost of debt redemption                                         -                -                   -            (20.9)
   Other income and (deductions)                                 6.2              4.1                17.6             13.2
---------------------------------------------------------------------------------------------------------------------------
Total Other Income and (Deductions)                            (53.2)           (68.5)             (108.0)          (136.3)
---------------------------------------------------------------------------------------------------------------------------
Income taxes                                                     4.9             15.8               131.2            151.0
---------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations                             49.4             18.9               257.4            254.6
Discontinued operations                                            -             (1.8)                  -             (1.8)
---------------------------------------------------------------------------------------------------------------------------
Net Income                                                      49.4             17.1               257.4            252.8
Preferred stock dividend requirements                              -              0.9                   -              2.2
---------------------------------------------------------------------------------------------------------------------------
Earnings for Common Stock                                     $ 49.4           $ 16.2             $ 257.4          $ 250.6
---------------------------------------------------------------------------------------------------------------------------
Basic Earnings per Share
   Continuing operations, less preferred
      stock dividends                                         $ 0.28           $ 0.11             $  1.47          $  1.52
   Discontinued operations                                         -            (0.01)                  -            (0.01)
---------------------------------------------------------------------------------------------------------------------------
                                                              $ 0.28           $ 0.10             $  1.47          $  1.51
---------------------------------------------------------------------------------------------------------------------------

Results of Operations Quarter Ended June 30, 2006 vs 2005

KeySpan's earnings for common stock for the three months ended June 30, 2006, were $49.4 million, or $0.28 per share, compared to $16.2 million or $0.10 per share realized during the corresponding quarter last year, an increase of $33.2 million, or $0.18 per share. The favorable comparative operating results reflect: (i) an increase in operating income; (ii) lower interest expense; and
(iii) a decrease in income tax expense due to the settlement of certain outstanding issues with the New York City Department of Taxation and Finance and the Internal Revenue Service ("IRS").

As indicated in the above table, operating income increased $4.3 million, or 4% for the quarter ended June 30, 2006, compared to the corresponding quarter last year. The comparative operating income primarily reflects higher earnings from the Gas Distribution segment of $9.1 million, partially offset by lower earnings from KeySpan's electric operations of $3.3 million. The favorable operating results from the Gas Distribution segment reflect a partial rebound in comparative net gas revenues (revenues less the cost of gas and associated revenue taxes). The Electric Services segment results were adversely impacted by an increase in operating expenses and a decrease in net electric revenues associated with the Ravenswood Generating Station, KeySpan's merchant electric generating facility. During the quarter, this segment also recognized a gain on a fixed for floating unforced capacity financial swap which is reflected in operating results of this segment. (See the discussion under the caption "Review of Operating Segments" for further details on each segment.)

Other income and (deductions) reflects interest charges, costs associated with debt redemptions, income from subsidiary stock transactions and other miscellaneous items. For the second quarter of 2006, other income and (deductions) reflects a net expense of $53.2 million compared to a net expense of $68.5 million for the second quarter of 2005. The favorable variation of $15.3 million is primarily due to lower interest expense. During the second quarter of 2006, KeySpan resolved its dispute with the New York City Department of Taxation and Finance with respect to income taxes relating the operations of its merchant electric generating facility. As a result of the favorable settlement of this issue, KeySpan reversed a previously recorded $6 million interest reserve established in connection with this dispute. Further, interest expense in 2006 reflects lower carrying charges on regulatory deferrals.

KeySpan is currently in discussions with the IRS at the Appeals level with regard to the Long Island Lighting Company's ("LILCO") tax returns for the tax years ending December 31, 1996 through March 31, 1999 and KeySpan's and The Brooklyn Union Gas Company's tax returns for the years ended September 30, 1997 through December 31, 1998. The primary issue, relating to the valuation of certain assets transferred in the KeySpan/LILCO business combination of May 1998, remains open. However, two issues were resolved in the second quarter of 2006. In addition, as noted above, KeySpan resolved its dispute with New York City Department of Taxation and Finance with respect to income taxes relating to its merchant electric generating facility. As a result of settling the two issues with the IRS, as well as the New York City issue, KeySpan realized a tax benefit of $16.4 million during the three months ended June 30, 2006.

The IRS has also recently commenced the examination of KeySpan's tax returns for the years ended December 31, 2002 and 2003. At this time, we cannot predict the result of these audits.

Results of Operations Six Months Ended June 30, 2006 vs 2005

KeySpan's earnings for common stock for the six months ended June 30, 2006, were $257.4 million, compared to $250.6 million realized during the same period last year, an increase of $6.8 million. The favorable comparative earnings reflect the impact of: (i) debt redemption costs incurred in 2005, but not repeated in 2006; (ii) lower interest expense; (iii) a decrease in income tax expense due to the settlement of certain outstanding issues with the New York City Department of Taxation and Finance and the IRS; offset by (iv) a decrease in operating income.

KeySpan's earnings per share for the six months ended June 30, 2006, were $1.47 per share, compared to $1.51 per share realized during the same period last year, a decrease of $0.04 per share. Earnings per share for the six months ended June 30, 2006 reflect a higher average level of outstanding common stock compared to last year. In May 2005, KeySpan issued 12.1 million shares of common stock upon the conversion of previously held MEDs Equity Units. The dilutive effect on earnings per share in 2006 from this issuance, in addition to KeySpan's employee stock purchase plans, was approximately $0.08 per share. (See KeySpan's Annual Report of Form 10-K for the year ended December 31, 2005, Note
6. to the Consolidated Financial Statements "Long-term Debt and Commercial Paper" for additional details on the MEDs Equity Units.)

Operating income decreased $45.3 million, or 8% for the six months ended June 30, 2006, compared to the corresponding period last year. Comparative operating income primarily reflects lower earnings from the Gas Distribution segment of $46.3 million, partially offset by higher earnings from KeySpan's electric operations of $10.6 million. Operating income from the Gas Distribution segment was adversely impacted by the warm weather experienced during the first quarter of 2006 (KeySpan's primary heating season) which resulted in a decrease to comparative net gas revenues. The decrease in net gas revenues resulting from the warm first quarter weather, was not fully recovered by an increase in net gas revenues realized during the second quarter of 2006, as noted previously. The Electric Services segment results were favorably affected by a gain recognized on a fixed for floating unforced capacity financial swap. The operating income variation as reflected in "elimination and other" is due primarily to costs residing at KeySpan's holding company level such as incremental costs related to the anticipated KeySpan / National Grid merger including legal and consulting fees, as well as corporate advertising expenses. (See the discussion under the caption "Review of Operating Segments" for further details on each segment.)

Other income and (deductions) reflects interest charges, costs associated with debt redemptions, income from subsidiary stock transactions and other miscellaneous items. For the six months ended June 30, 2006, other income and (deductions) reflects a net expense of $108.0 million compared to a net expense of $136.3 million for the same period of 2005. The favorable variation of $28.3 million is primarily due to debt redemption costs incurred in 2005. In 2005, KeySpan redeemed $500 million 6.15% Series Notes due 2006. KeySpan incurred $20.9 million in call premiums and wrote-off $1.3 million of previously deferred financing costs. In addition, we accelerated the amortization of approximately $11.2 million of previously unamortized benefits associated with an interest rate swap on the redeemed bonds. The write-off of the deferred financing costs and the amortization of the benefits associated with an interest rate swap were recorded to interest expense. The remaining variation is due to lower interest expense of $7.1 million reflecting the reversal of a previously recorded $6 million reserve established in connection with the income tax dispute with the New York City Department of Taxation and Finance, as noted previously, and lower carrying charges on regulatory deferrals, offset by the benefits recorded in 2005 associated with the amortization of the interest rate swap.

In addition, other income and (deductions) for the six months ended June 30, 2005, reflects the sale of KeySpan's 50% interest in Premier Transmission Limited ("Premier"), a gas pipeline from southwest Scotland to Northern Ireland. The sale generated cash proceeds of approximately $48.1 million. In the fourth quarter of 2004, KeySpan reduced its carrying value in Premier to an amount approximating the anticipated cash proceeds from the sale. The final sale of Premier, which took place in the first quarter of 2005, resulted in a pre-tax gain of $4.1 million reflecting the difference from earlier estimates.

The decrease in income tax expense for the six months ended June 30, 2006, compared to same period of 2005 of $19.8 million reflects the settlement of certain outstanding issues with the New York City Department of Taxation and Finance and the IRS that resulted in a combined benefit to income tax expense of $16.4 million, as previously noted.

Additionally, it should be noted that KeySpan recorded a $1.8 million loss from discontinued operations for the three and six months ended June 30, 2005. In the fourth quarter of 2004, KeySpan's investment in its mechanical contracting subsidiaries was written-down to fair value. During the first six months of 2005, operating losses amounting to $4.1 million after tax were incurred through the dates of sale of these companies, including, but not limited to, costs incurred for employee related benefits. Partially offsetting these losses was a gain of $2.3 million associated with the related divestitures, reflecting the difference between the fair value estimates and the financial impact of the actual sale transactions. The net income impact of the operating losses and the disposal gain was a loss of $1.8 million, or $0.01 per share for the three and six months ended June 30, 2005.

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

The table below highlights certain significant financial data and operating statistics for the Gas Distribution segment for the periods indicated.

--------------------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended June 30,          Six Months Ended June30,
(In Millions of Dollars)                                         2006             2005              2006            2005
--------------------------------------------------------------------------------------------------------------------------
Revenues                                                       $ 873.2          $ 821.1         $ 3,053.3       $ 2,846.5
Cost of gas                                                      541.1            501.6           2,053.7         1,815.1
Revenue taxes                                                     10.0             10.5              36.2            35.2
--------------------------------------------------------------------------------------------------------------------------
Net Revenues                                                     322.1            309.0             963.4           996.2
--------------------------------------------------------------------------------------------------------------------------
Operating Expenses
   Operations and maintenance                                    176.5            175.2             366.9           356.9
   Depreciation and amortization                                  69.2             67.1             145.1           143.9
   Operating taxes                                                36.9             36.3              75.4            73.1
--------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                         282.6            278.6             587.4           573.9
--------------------------------------------------------------------------------------------------------------------------
Operating Income                                               $  39.5          $  30.4         $   376.0       $   422.3
--------------------------------------------------------------------------------------------------------------------------
Firm gas sales and transportation (MDTH)                        48,851           49,614           175,755         200,240
Transportation - Electric Generation (MDTH)                     20,709            8,592            27,180          11,432
Other Sales (MDTH)                                              45,539           37,913            97,871          94,461
Warmer (Colder) than Normal - New York                             18%              (2%)              14%             (3%)
Warmer (Colder) than Normal - New England                          (6%)            (29%)               5%            (12%)
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

Executive Summary

Operating income increased $9.1 million for the second quarter of 2006 compared to the same quarter of 2005, primarily due to an increase in net gas revenues (revenues less the cost of gas and associated revenue taxes) of $13.1 million. The beneficial impact of higher net gas revenues was partially offset by an increase of $4.0 million in operating expenses due primarily to higher postretirement expenses and depreciation charges.

For the six months ended June 30, 2006, operating income decreased $46.3 million compared to the same period last year, primarily due to a decrease in net gas revenues of $32.8 million, primarily resulting from the warm first quarter weather. Further, operating expenses increased $13.5 million due to an increase in postretirement expenses and in the provision for uncollectible accounts receivable as a result of higher gas costs.

Net Revenues

Net gas revenues from our gas distribution operations decreased $32.8 million, or 3%, in the first six months of 2006 compared to the same period last year. Both the New York and New England based gas distribution operations were adversely impacted by the significantly warmer than normal weather experienced throughout the Northeastern United States during the first six months of 2006.

As measured in heating degree days, weather for the first six months of 2006 in our New York and New England service territories was approximately 14% and 5% warmer than normal, respectively, and was approximately 15% warmer than last year across KeySpan's service territories.

Net revenues from firm gas customers (residential, commercial and industrial customers) decreased $39.3 million in the first six months of 2006 compared to the same period last year. The favorable impact to net gas revenues from load growth additions was more than offset by declining usage per customer due to the extremely warm weather during the winter heating season, the use of more efficient gas heating equipment and higher gas costs. KeySpan estimates that the warm winter weather resulted in an adverse impact to net gas revenues of approximately $26 million, net of the benefits from the weather normalization adjustment and weather derivatives discussed below.

KEDNY and KEDLI  each  operate  under  utility  tariffs  that  contain a weather normalization adjustment that significantly offsets variations in firm net revenues due to fluctuations in weather. These weather normalization adjustments resulted in a benefit to KeySpan of $25 million during the first six months of 2006, but this did not fully mitigate the impact of the loss in revenues due to the extremely warm weather experienced, as previously noted. The New England-based gas distribution subsidiaries do not have weather normalization adjustments. To mitigate the effect of fluctuations in normal weather patterns on KEDNE's results of operations and cash flows, weather derivatives were in place for the 2005/2006 winter heating season. Weather, during the first quarter of 2006 was significantly warmer than normal as noted earlier. However, during the entire primary winter heating season -November 2005 through March 2006 - weather was slightly colder than normal. Therefore, there was no earnings impact associated with these weather derivatives for the first six months of 2006. (See
Note 4 to the Consolidated Financial Statements "Hedging and Derivative Financial Instruments" for further information).

Firm gas distribution rates for KEDNY, KEDLI and KEDNE in 2006, other than for the recovery of gas costs, have remained substantially unchanged from rates charged in 2005.

In our large-volume heating and other interruptible (non-firm) markets, which include large apartment houses, government buildings and schools, gas service is provided under rates that are designed to compete with prices of alternative fuel, including No. 2 and No. 6 grade heating oil. These "dual-fuel" customers can consume either natural gas or fuel oil for heating purposes. Net revenues in these markets increased $6.5 million during the first six months of 2006 compared to the same period last year reflecting higher pricing.

Firm Sales, Transportation and Other Quantities

Firm gas sales and transportation quantities for the six months ended June 30, 2006, decreased 12% compared to the same period in 2005 due primarily to the warmer weather this year compared to last year. Customer additions and oil-to-gas conversions offset the full impact of the warmer weather. Net revenues are not affected by customers opting to purchase their gas supply from other sources, since delivery rates charged to transportation customers generally are the same as delivery rates charged to full sales service customers. Transportation quantities related to electric generation reflect the transportation of gas to our electric generating facilities located on Long Island. Net revenues from these services are not material.

Other sales quantities include on-system interruptible quantities, off-system sales quantities (sales made to customers outside of our service territories) and related transportation. We have a management contract with Merrill Lynch Trading, under which KeySpan and Merrill Lynch Trading will share the responsibilities for managing KeySpan's upstream gas distribution assets associated with its Massachusetts gas distribution subsidiaries, as well as providing city-gate delivered supply. KeySpan, Merrill Lynch Trading and KeySpan's Massachusetts gas sales customers will share in the profits generated from the optimization of these assets. The Massachusetts Department of Telecommunications and Energy approved this contract in March 2006 to be effective April 1, 2006. KeySpan provides these services internally for its New York and New Hampshire gas distribution subsidiaries.

Purchased Gas for Resale

The increase in gas costs for the six months ended June 30, 2006 compared to the same period of 2005 of $238.6 million, or 13%, reflects an increase of 25% in the price per dekatherm of gas purchased for firm gas sales customers, offset by a 13% decrease in the quantity of gas purchased due to the warm winter heating season weather. The current gas rate structure of each of our gas distribution utilities includes a gas adjustment clause, pursuant to which variations between actual gas costs incurred for resale to firm sales customers and gas costs billed to firm sales customers are deferred and refunded to or collected from customers in a subsequent period.

Operating Expenses

Operating expenses during the second quarter of 2006 compared to the same quarter last year increased $4.0 million, or 1%. Operations and maintenance expense increased $1.3 million in 2006 compared to 2005 reflecting an increase of $7.7 million in postretirement costs, offset by lower repair and maintenance costs due, in part, to the beneficial impact from productivity initiatives implemented this year and the timing of these costs relative to last year.

Higher depreciation charges of $2.1 million reflect the continued expansion of the gas distribution system.

For the six months ended June 30, 2006, operating expenses increased $13.5 million, or 2% compared to the same period last year. Operations and maintenance expense increased $10.0 million, or 3%, in 2006 compared to 2005 primarily due to an increase of $11.1 million in employee benefit costs, including postretirement expenses and an increase in the provision for uncollectible accounts receivable of $2.5 million as a result of increasing gas costs, partially offset by lower repair and maintenance costs due, in part, to the beneficial impact from productivity initiatives implemented this year and the timing of these costs relative to last year.

Comparative operating taxes increased $2.3 million due to the expiration of a five-year property tax assessment agreement with New York City. Higher depreciation charges of $3.7 million reflecting the continued expansion of the gas distribution system were offset by lower regulatory amortization charges of $2.5 million.

Gas Supply and Pricing

KeySpan had adequate gas supply available to meet its gas load demand in its service territories for the 2005/2006 winter heating season as KeySpan's gas storage was 100% full at the start of the winter heating season. The current gas rate structure of each of our gas distribution utilities includes a gas adjustment clause, pursuant to which gas costs are recovered in billed sales to regulated firm gas sales customers. Although KeySpan is allowed to "pass through" the cost of gas to its customers, management is concerned with the volatility of natural gas prices and the related impact on customers' gas bills and recovery of customer accounts receivable. As noted, KeySpan has already experienced an increase in bad debt expense and an increase in collection lag. Further, the high gas prices have led to an increase in price elasticity resulting in an increase in customer conservation measures and attrition. The MADTE order, received in the fourth quarter of 2005, permitting Boston Gas regulatory recovery of the gas cost component of net bad debt write-offs should help to mitigate the increase in bad debt expense.

With our strategy of having KeySpan's storage facilities 100% full at the start of the heating season and our use of financial derivatives, KeySpan effectively hedged the price of approximately two-thirds of the gas supply that was needed to serve its customers during the 2005/2006 winter. This strategy mitigates the volatility of natural gas prices on customers' winter heating gas bills. Further, KeySpan has programs in place to help customers manage their gas bills, such as balanced billing plans, deferred payment arrangements and the low income home energy assistance program, which we supported the expansion of through the Energy Policy Act of 2005. Management believes that these measures helped mitigate the impact of rising gas prices on customers' bills.

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

In order to serve the anticipated market requirements in our New York service territories, KeySpan and Duke Energy Corporation formed Islander East Pipeline Company, LLC ("Islander East") in 2000. Once in service, the pipeline is expected to transport up to 260,000 DTH of natural gas to the Long Island and New York City energy markets, enough natural gas to heat 600,000 homes. In addition, KeySpan has a 26.3% interest in the Millennium Pipeline development project which is anticipated to transport up to 525,000 DTH of natural gas a day to the Algonquin pipeline. KEDLI has executed a Precedent Agreement for 150,000 DTH of natural gas per day of transportation capacity from the Millennium Pipeline system, increasing to 200,000 DTH in the third year of the pipeline being in service. These pipeline projects will allow KeySpan to diversify the geographic sources of its gas supply. See the discussion under the caption "Energy Investments" for additional information regarding these pipeline projects.

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

On February 1, 2006, KeySpan and LIPA entered into (i) an amended and restated Management Services Agreement (the "2006 MSA"), pursuant to which KeySpan will continue to operate and maintain the electric T&D System owned by LIPA on Long Island; (ii) a new Option and Purchase and Sale Agreement (the "2006 Option Agreement"), to replace the Generation Purchase Rights Agreement as amended (the "GPRA"), pursuant to which LIPA had the option, through December 15, 2005, to acquire substantially all of the electric generating facilities owned by KeySpan on Long Island; and (iii) a Settlement Agreement (the "2006 Settlement Agreement") resolving outstanding issues between the parties regarding the 1998 LIPA Agreements. The 2006 MSA, the 2006 Option Agreement and the 2006 Settlement Agreement are collectively referred to herein as the "2006 LIPA Agreements." (For a further discussion on these LIPA agreements see Note 10 to the Consolidated Financial Statements "2006 LIPA Settlement.") The Electric Services segment also provides retail marketing of electricity to commercial customers.

Selected financial data for the Electric Services segment is set forth in the table below for the periods indicated.

------------------------------------------------------------------------------------------------------------
                                           Three Months Ended June 30,          Six Months Ended June 30,
(In Millions of Dollars)                       2006             2005               2006              2005
------------------------------------------------------------------------------------------------------------
Revenues from Operations                 $     426.5      $     468.5         $     851.3       $     873.7
Purchased fuel                                 115.5            159.0               245.5             292.0
------------------------------------------------------------------------------------------------------------
Net Revenues from Operations                   311.0            309.5               605.8             581.7
Derivative Financial Instrument                 17.7                -                17.7                 -
------------------------------------------------------------------------------------------------------------
Net Electric Revenues                          328.7            309.5               623.5             581.7
------------------------------------------------------------------------------------------------------------
Operating Expenses
   Operations and maintenance                  195.2            176.6               350.5             330.2
   Depreciation                                 25.1             23.1                52.2              46.0
   Operating taxes                              46.0             44.1                93.5              88.8
------------------------------------------------------------------------------------------------------------
Total Operating Expenses                       266.3            243.8               496.2             465.0
------------------------------------------------------------------------------------------------------------
Operating Income                         $      62.4      $      65.7         $     127.3       $     116.7
------------------------------------------------------------------------------------------------------------
Electric sales (MWH)*                      1,080,775        1,445,109           1,887,452         2,446,517
Capacity(MW)*                                  2,450            2,450               2,450             2,450
Cooling degree days                              276              313                 276               313
------------------------------------------------------------------------------------------------------------

     *Reflects the operations of the Ravenswood Generating Station only.

Executive Summary

Operating income decreased $3.3 million, or 5%, for the three months ended June 30, 2006, compared to the same quarter last year, due primarily to a decrease in net revenues from the Ravenswood Generating Station of $25.0 million as a result of lower energy margins and capacity revenues. KeySpan also recognized a gain of $17.7 million on a fixed for floating unforced capacity financial swap, as well as an increase of $4.2 in net revenues associated with KeySpan's electric marketing activities.

For the six months ended June 30, 2006, operating income increased $10.6 million, or 9%, compared to the same period last year, due primarily to the $17.7 million gain recognized on the fixed for floating unforced capacity financial swap.

Net Revenues

Total electric net revenues realized during the second quarter of 2006 were $19.2 million, or 6% higher than such revenues realized during the corresponding period last year.

KeySpan has entered into an International SWAP Dealers Association Master Agreement for a fixed for floating unforced capacity financial swap with Morgan Stanley Capital Group Inc. This agreement has a three year term that began on May 1, 2006. For the three months ended June 30, 2006 KeySpan recognized a gain of $17.7 million from this derivative financial instrument. (See Note 4 to the Consolidated Financial Statements, "Hedging and Derivative Financial Instruments", for further information on this swap agreement.)

Net revenues for the second quarter of 2006 from the service agreements with LIPA, including the power purchase agreements associated with two electric peaking facilities, increased $22.3 million compared to the second quarter of 2005. This increase reflects the recovery of operations and maintenance costs billed to LIPA, which increased by a similar amount. As a result, the increase in net revenues from the service agreements with LIPA had little or no impact on operating income. (For a description of the LIPA Agreements and power purchase agreements, see KeySpan's 2005 Annual Report on Form 10-K for the year ended December 31, 2005 Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations under the caption "Electric Services - Revenue Mechanisms.")

Net revenues associated with KeySpan's electric marketing activities increased $4.2 million during the second quarter of 2006 compared to the same quarter of 2005.

Net revenues from the Ravenswood Generating Station, however, decreased $25.0 million, or 25% for the three months ended June 30, 2006, compared to the same quarter last year reflecting lower capacity revenues of $20.5 million and a decrease in energy margins of $4.5 million. The decrease in capacity revenues was due to recently installed capacity additions in New York City.

The decrease in energy margins for the second quarter of 2006 reflects, in part, a 38% decrease in realized "spark-spreads" (the selling price of electricity less the cost of fuel, exclusive of hedging gains or losses). Further, the level of MWh sold into the New York Independent System Operator ("NYISO") energy market decreased 25% due to increased competition. Combined, these two items reduced energy margins by $11.0 million. Partially offsetting these adverse impacts to energy margins were the benefits recognized from derivative financial instruments. We employ derivative financial hedging instruments to hedge the cash flow variability for a portion of forecasted purchases of natural gas and fuel oil consumed at the Ravenswood Generating Station. We have also engaged in the use of derivative financial hedging instruments to hedge the cash flow variability associated with a portion of forecasted electric energy sales from the Ravenswood Generating Station. These derivative instruments resulted in hedging gains, which are reflected in net electric margins, of $7.1 million for the second quarter of 2006 compared to hedging gains of $0.6 million for the second quarter of 2005. (See Note 4 to the Consolidated Financial Statements "Hedging and Derivative Financial Instruments" for further information on KeySpan's hedging strategy.)

Total electric net revenues realized during the six months ended June 30, 2006 were $41.8 million, or 7% higher than such revenues realized during the corresponding period last year. For the six months ended June 30, 2006, KeySpan recognized a gain of $17.7 million from the fixed for floating unforced capacity derivative financial instrument described previously.

Net revenues for the six months ended June 30, 2006 from the service agreements with LIPA, including the power purchase agreements associated with two electric peaking facilities, increased $19.6 million compared to the same period of 2005, reflecting the recovery of approximately $28 million in operations and maintenance costs billed to LIPA and therefore had no impact on operating income. Partially offsetting this increase to net revenues, was a decrease in service fee revenues and the timing of performance incentives, that, on a combined basis, resulted in an adverse impact to comparative net revenues of approximately $8 million. KeySpan anticipates achieving approximately the same level of performance incentives in 2006 as was achieved in 2005.

Net revenues associated with KeySpan's electric marketing activities increased $5.7 million during the six months ended June 30, 2006 compared to the same period of 2005.

The Ravenswood Generating Station, however, recognized a decrease of $1.2 million in net revenues during the six months ended June 30, 2006, compared to the same period last year, reflecting lower capacity revenues of $34.7 million, partially offset by an increase in energy margins of $33.5 million. Recently installed capacity additions in New York City were the primary driver behind the decrease in capacity revenues.

The increase in energy margins for the six months ended June 30, 2006 reflects the settlement of derivative financial instruments. As noted previously, we employ derivative financial hedging instruments to hedge the cash flow variability for a portion of forecasted purchases of natural gas and fuel oil consumed at the Ravenswood Generating Station and to hedge the cash flow variability associated with a portion of forecasted electric energy sales. These derivative instruments resulted in hedging gains, which are reflected in net electric margins, of $62.8 million during the six months ended June 30, 2006 compared to hedging gains of $3.6 million during the same period of 2005. The benefits to energy margins from KeySpan's hedging strategy were partially offset by a 56% decrease in realized "spark-spreads." Further, the level of MWh sold into the NYISO energy market decreased 23%. Combined, these two items reduced the benefits on net revenues recognized from the hedging gains by $25.7 million.

The rules and regulations for capacity, energy sales and the sale of certain ancillary services to the NYISO energy markets continue to evolve and there are several matters pending with the Federal Energy Regulatory Commission ("FERC"). See the discussion under the caption "Market and Credit Risk Management Activities" for further details on these matters.

Operating Expenses

Operating expenses increased $22.5 million, or 9%, during the second quarter of 2006 compared to the second quarter of 2005 primarily reflecting a $21.7 million increase in recoverable costs from LIPA, as noted previously.

Operating expenses increased $31.2 million, or 7%, in the six months ended June 30, 2006 compared to the same period of 2005. Operations and maintenance expense posted a $20.3 million increase compared to last year reflecting higher costs associated with the service agreements with LIPA of $28 million, which, as mentioned earlier, are fully recoverable from LIPA, partially offset by a decrease in overhaul costs associated with the Ravenswood Generating Station and KeySpan's Long Island based electric generating units of approximately $5 million and the timing of other operating costs associated with the service agreements with LIPA.

The increase in depreciation expense and operating taxes (primarily property taxes) are associated with KeySpan's Long Island based electric generating units and are generally recoverable from LIPA.

Other Matters

In 2003,  the New  York  State  Board  on  Electric  Generation  Siting  and the
Environment issued an opinion and order which granted a certificate of environmental capability and public need for a 250 MW combined cycle electric generating facility in Melville, Long Island, which is final and non-appealable. Also in 2003, LIPA issued a Request for Proposal ("RFP") seeking bids from developers to either build and operate a Long Island generating facility, and/or a new cable that will link Long Island to power from a non-Long Island source of between 250 to 600 MW of electricity by no later than the summer of 2007.
KeySpan filed a proposal in response to LIPA's RFP. In 2004, LIPA selected proposals submitted by two other bidders in response to the RFP. KeySpan remains committed to the Melville project and the benefits to Long Island's energy future that this project would supply. The project has received New York State
Article X approval by having met all operational and environmental permitting requirements. Further, the project is strategically located in close proximity to both the high voltage power transmission grid and the high pressure gas distribution network. In addition, given the intense public pressure to reduce emissions from existing generating facilities, development of the Melville project is possible as a means to "virtually re-power" older, less efficient generating units. Specifically, KeySpan believes that it would be able to reduce emissions on Long Island in a cost effective manner by developing the Melville project and retiring an older, less efficient generating facility. We have begun discussions with LIPA regarding this proposal. At June 30, 2006, total capitalized costs associated with the siting, permitting and procurement of equipment for the Melville facility were $62.8 million.

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

The table below highlights selected financial information associated with the Energy Services segment.


----------------------------------------------------------------------------------------------------------
                                            Three Months Ended June 30,          Six Months Ended June 30,
(In Millions of Dollars)                        2006             2005              2006             2005
----------------------------------------------------------------------------------------------------------
Revenues                                      $ 52.6           $ 47.9            $ 103.4          $  94.9
Operating expenses                              50.6             50.7              101.8            100.5
----------------------------------------------------------------------------------------------------------
Operating (Loss)                              $  2.0           $ (2.8)           $   1.6          $  (5.6)
----------------------------------------------------------------------------------------------------------

The Energy Services segment posted operating profits of $2.0 million and $1.6 million for the quarter and six months ended June 30, 2006, respectively, compared to operating losses of $2.8 million and $5.6 million incurred for the quarter and six months ended June 30, 2005, respectively. The improved performance reflects higher gross profit and operating margins on engineering and service contracts, completion and favorable pricing on certain contracts, an increase in bandwidth sales and a reduction in general and administrative expenses as a result of cost containment measures implemented in 2005.

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

This segment is also engaged in pipeline development activities. KeySpan and Duke Energy Corporation each own a 50% interest in Islander East. Islander East was created to pursue the authorization and construction of an interstate pipeline from Connecticut, across Long Island Sound, to a terminus near Shoreham, Long Island. Further, KeySpan has a 26.3% interest in the Millennium Pipeline Company LLC, the developer of the Millennium pipeline project which is expected to transport up to 525,000 DTH of natural gas a day from Corning to Ramapo, New York, where it will connect to an existing pipeline. Additionally, subsidiaries in this segment hold a 20% equity interest in the Iroquois Gas Transmission System LP, a pipeline that transports Canadian gas supply to markets in the Northeastern United States. These investments are accounted for under the equity method of accounting. Accordingly, equity income from these investments is reflected as a component of operating income in the Consolidated Statement of Income.

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

Selected financial data for these energy-related investments is set forth in the following table for the periods indicated.

----------------------------------------------------------------------------------------------------------------------
                                                      Three Months Ended June 30,           Six Months Ended June 30,
(In Millions of Dollars)                                  2006              2005              2006              2005
----------------------------------------------------------------------------------------------------------------------
Revenues                                                $ 11.2             $ 8.7            $ 20.4             $ 18.8
Less:  Operation and maintenance expense                   7.4               5.2              14.0               11.7
           Other operating expenses                        3.0               2.8               6.2                5.3
Add:  Equity earnings                                      2.9               4.7               6.3               10.0
           Sale of assets                                    -               0.1               0.2                0.1
----------------------------------------------------------------------------------------------------------------------
Operating Income                                         $ 3.7             $ 5.5             $ 6.7             $ 11.9
----------------------------------------------------------------------------------------------------------------------


As indicated in the above table, operating income for the Energy Investments segment decreased $1.8 million in the second quarter of 2006 compared to the second quarter of 2005, primarily reflecting lower earnings associated with KeySpan's investment in the Iroquois Gas Transmission System. Earnings from this investment have been adversely impacted by a decrease in pipeline transportation rates. Further, in 2005, the Iroquois Gas Transmission System realized a benefit from a court settlement relating to a gas supply contract that was defaulted on by a counterparty in an earlier period.

For the six months ended June 30, 2006, operating income decreased $5.2 million compared to the same period in 2005 due, in part, to lower earnings from KeySpan's investment in the Iroquois Gas Transmission System for the reasons noted above. Further, a KeySpan subsidiary engaged in the transportation of liquefied natural gas realized lower earnings due to the warm winter weather. Finally, equity earnings were adversely impacted by the sale of Premier in March 2005.

Other Matters

In order to serve the anticipated market requirements in our New York service territories, KeySpan and Duke Energy Corporation formed Islander East Pipeline Company, LLC ("Islander East") in 2000. Islander East is owned 50% by KeySpan and 50% by Duke Energy, and was created to pursue the authorization and construction of an interstate pipeline from Connecticut, across Long Island Sound, to a terminus near Shoreham, Long Island. Applications for all necessary regulatory authorizations were filed in 2000 and 2001. Islander East has received a final certificate from the FERC and all necessary permits from the

State of New York. The State of Connecticut denied Islander East's request for a consistency determination under the Coastal Zone Management Act ("CZMA") and application for a permit under Section 401 of the Clean Water Act. Islander East appealed the State of Connecticut's determination on the CZMA issue to the United States Department of Commerce. In 2004, the Secretary of Commerce overrode Connecticut's denial and granted the CZMA authorization. The determination of the Secretary of Commerce was appealed to the United States District Court for the District of Columbia and a decision from that court is pending. Islander East's petition for a declaratory order overriding the denial of the Clean Water Act permit is pending with Connecticut's State Superior Court. Pursuant to a provision of the Energy Policy Act of 2005 (the "Energy Act"), Islander East has appealed the denial of the Clean Water Act permit directly to the United States Court of Appeals for the Second Circuit and has moved to stay the Connecticut case pending the Second Circuit's decision. The State of Connecticut has filed a motion to challenge the constitutionality of the provisions of the Energy Act providing this appeal. The appeal was argued in January 2006. Further, oral arguments on the constitutional and jurisdictional issues were held in April 2006. Onshore and offshore geotechnical work on this project was completed in the second quarter of 2006. Assuming a favorable outcome in the United States Court of Appeals, KeySpan anticipates that this pipeline will be in service in 2008. As of June 30, 2006, KeySpan's total capitalized costs associated with the siting and permitting of the Islander East pipeline were approximately $27.5 million.

As noted, KeySpan also owns a 26.3% ownership interest in the Millennium Pipeline Company LLC, the developer of the Millennium Pipeline project. The other partners in the Millennium Pipeline are Columbia Gas Transmission Corp., a unit of NiSource Incorporated and DTE Energy. The Millennium Pipeline project is anticipated to transport up to 525,000 DTH of natural gas a day from Corning to Ramapo, New York, interconnecting with the pipeline systems of various other utilities in New York. The project received a FERC certificate to construct, acquire and operate the facilities in 2002. On August 1, 2005, the project filed an amended application with FERC requesting, among other things, approval of a reduction in capacity and maximum allowable operating pressure, minor route modifications, the addition of certain facilities and the acquisition of certain facilities from Columbia Gas Transmission Corporation. Additionally, in December 2005, Consolidated Edison Company of New York Inc. ("Con Edison"), KEDLI and Columbia Gas Transmission each entered into amended precedent agreements to purchase capacity on the pipeline. KEDLI has agreed to purchase 150,000 DTH per day from the Millennium Pipeline system, increasing to 200,000 DTH in the third year of the pipeline being in service. This will provide KEDLI with new, competitively priced supplies of natural gas from Canada and other North American supply basins. The conditions in the precedent agreements are subject to, among other things, the receipt of necessary regulatory approvals and financing. It is anticipated that the Millennium Pipeline will be in service in 2008. In addition, the FERC issued a favorable draft supplemental environmental impact statement on June 9, 2006. As of June 30, 2006, KeySpan's investment in the Millennium Pipeline project was $17.7 million.

In 2005, KeySpan LNG entered into a development agreement with BG, LNG Services, a subsidiary of British Gas, to upgrade the KeySpan LNG's liquefied natural gas facility to accept marine deliveries and to triple vaporization (or regasification) capacity. In June 2005, the FERC denied KeySpan LNG's application to expand the facility citing concerns that the proposed upgraded facility would not meet current federal safety standards, which the facility is not currently subject to. KeySpan sought a rehearing with FERC, and on January 20, 2006, the FERC denied such request, although the order provided that KeySpan LNG could file an amendment to its original application addressing a revised expansion project which would differ substantially from that originally proposed by KeySpan. Any amended application would need to include a detailed analysis of the new project scope, including upgrades to the existing facilities and alternative plans for any service disruptions that may be necessary during construction of a new expanded project. KeySpan has filed a petition for judicial review of the FERC order with the United States Circuit Court for the District of Columbia. Motions to intervene by the Cities of Providence, East Providence, the Governor and Attorney General of Rhode Island, Weaver's Cove Energy, LLC and Northeast Energy Associates were granted on June 12, 2006. On June 20, 2006, the Court ordered the intervenors to show cause, by July 20, 2006, why they should not be limited to one joint brief and one reply brief on each side, subject to certain word limits. The Court is expected to issue a briefing schedule after the responses to the show cause order are filed and to issue a decision affirming or vacating the FERC orders by the second quarter of 2007.

In addition to the proceeding at FERC, KeySpan LNG also is involved in seeking other required regulatory approvals and the resolution of certain litigation regarding such approvals. In February 2005, KeySpan LNG filed an action in Federal District Court in Rhode Island seeking a declaratory judgment that it is not required to obtain a "Category B Assent" from the State of Rhode Island and an injunction preventing the Rhode Island Coastal Resources Management Council ("CRMC") from enforcing the Category B assent requirements. In March 2005, the Rhode Island Attorney General answered the complaint and moved to substitute the State of Rhode Island as the defendant and filed a counterclaim seeking a declaratory judgment that the expansion requires a Category B Assent. In April, the parties filed cross motions for summary judgment with respect to all issues presented to the Court. On April 14, 2005, the Attorney General also filed on behalf of the State a complaint against KeySpan LNG in Rhode Island State Superior Court raising substantially the same issues as the federal court action. KeySpan LNG removed that action to federal court and moved for summary judgment. The Attorney General subsequently withdrew both the motion to substitute defendants and the counterclaim. Although the Court had indicated its intention to issue a decision in the pending cases by August 2005, the Court has now indicated that it will stay the litigation pending resolution of the FERC rehearing and/or appeal process discussed above. As of June 30, 2006, our investment in this project was $17.2 million, a portion of which may be subject to reimbursement from BG LNG pursuant to the terms of the development agreement.

Allocated Costs

We are subject to the jurisdiction of the FERC under PUHCA 2005. As part of the regulatory provisions of PUHCA 2005, the FERC regulates various transactions among affiliates within a holding company system. In accordance with regulations under PUHCA 2005 and regulations and policies of the New York State Public Service Commission, the Massachusetts Department of Telecommunications and Energy and the New Hampshire Public Utility Commission, we established service companies that provide: (i) traditional corporate and administrative services;
(ii) gas and electric transmission and distribution system planning, marketing, and gas supply planning and procurement; and (iii) engineering and surveying services to subsidiaries. The operating income variation as reflected in "elimination and other" is due primarily to costs residing at KeySpan's holding company level such as incremental costs associated with the anticipated merger with National Grid including legal and consulting fees, as well as corporate advertising expenses. Also, KeySpan entered into confidential settlement agreements with certain of its insurance carriers for recovery of environmental costs associated with investigation and remediation of gas plant sites and non-utility sites. KeySpan recorded a $5.5 million benefit in its Consolidated Statement of Income for the three and six months ended June 30, 2006 associated with these settlement agreements.

Liquidity

Cash flow from operations increased $324.4 million, or 70%, for the six months ended June 30, 2006 compared to the same period last year primarily reflecting the timing of cash payment for the funding of KeySpan's pension and other postretirement plans, the timing of income tax payments and favorable working capital requirements. During the six months ended June 30, 2006, KeySpan contributed $25.5 million to its pension and other postretirement plans compared to $114.5 million contributed during the same period in 2005. At this point in time, KeySpan anticipates that its total 2006 pension and other postretirement contributions will be approximately the same as its 2005 contributions. Further, KeySpan's income tax payments were $28.4 million lower during the six months ended June 30, 2006 compared to the same period last year. The favorable working capital requirements primarily reflect receipt of customer payments associated with winter heating season gas sales.

At June 30, 2006, we had cash and temporary cash investments of $40.1 million. During the six months of 2006, we repaid $467.6 million of commercial paper and, at June 30, 2006, $190.0 million of commercial paper was outstanding at a weighted-average annualized interest rate of 5.42%. We had the ability to borrow up to an additional $1.3 billion at June 30, 2006, under the terms of our credit facility.

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

The facilities contain certain affirmative and negative operating covenants, including restrictions on KeySpan's ability to mortgage, pledge, encumber or otherwise subject its utility property to any lien, as well as certain financial covenants that require us to, among other things, maintain a consolidated indebtedness to consolidated capitalization ratio of no more than 65% as of the last day of any fiscal quarter. Violation of these covenants could result in the termination of the facilities and the required repayment of amounts borrowed thereunder, as well as possible cross defaults under other debt agreements. At June 30, 2006, KeySpan's consolidated indebtedness was 47.3% of its consolidated capitalization and KeySpan was in compliance with all covenants.

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

A substantial portion of consolidated revenues are derived from the operations of businesses within the Electric Services segment, that are largely dependent upon two large customers - LIPA and the NYISO. Accordingly, our cash flows are dependent upon the timely payment of amounts owed to us by these counterparties. (See Note 10. to the Consolidated Financial Statements "2006 LIPA Settlement" for information regarding the recent settlement between KeySpan and LIPA regarding the current contractual agreements.)

We satisfy our seasonal working capital requirements primarily through internally generated funds and the issuance of commercial paper. We believe that these sources of funds are sufficient to meet our seasonal working capital needs.

Capital Expenditures and Financing

Construction Expenditures

The table below sets forth our construction expenditures by operating segment for the periods indicated:


------------------------------------------------------------------------
                                              Six Months Ended June 30,
(In Millions of Dollars)                       2006               2005
------------------------------------------------------------------------
Gas Distribution                             $ 184.9            $ 154.3
Electric Services                               42.9               56.0
Energy Investments                              12.8               14.0
Energy Services and other                        6.4                6.7
------------------------------------------------------------------------
                                             $ 247.0            $ 231.0
------------------------------------------------------------------------


Construction expenditures related to the Gas Distribution segment are primarily for the renewal, replacement and expansion of the distribution system. Construction expenditures for the Electric Services segment reflect costs to maintain our generating facilities. The increase in capital expenditures for the six months ended June 30, 2006 compared to the same period last year of $16.0 million reflects an increase in the Gas Distribution segment due, in part, to the timing of capital main and service work, as well as to upgrades to KeySpan's New York LNG facility. In total, KeySpan anticipates incurring approximately the same amount of construction expenditures in 2006 as it incurred in 2005.

Financing

KeySpan did not engage in any financing activities in the first six months of 2006, other than commercial paper repayments as noted earlier. At this point in time, KeySpan has no specific plans for additional financing for the remainder of 2006.

The following table represents the ratings of our long-term debt at June 30, 2006. In 2004 Standard & Poor's reaffirmed its ratings on KeySpan's and its subsidiaries' long-term debt and removed its negative outlook. Further in 2005, Fitch Ratings revised its ratings on KeySpan's and its subsidiaries' long-term debt to positive outlook. Moody's Investor Services, however, continues to maintain its negative outlook ratings on KeySpan's and its subsidiaries' long-term debt.


-------------------------------------------------------------------------------
                         Moody's Investor        Standard
                             Services            & Poor's       FitchRatings
-------------------------------------------------------------------------------
KeySpan Corporation             A3                   A               A-
KEDNY                           N/A                  A+              A+
KEDLI                           A2                   A+              A-
Boston Gas                      A2                   A              N/A
Colonial Gas                    A2                   A+             N/A
KeySpan Generation              A3                   A              N/A
-------------------------------------------------------------------------------

Off-Balance Sheet Arrangements

Guarantees

KeySpan had a number of financial guarantees with its subsidiaries at June 30, 2006. KeySpan has fully and unconditionally guaranteed: (i) $525 million of medium-term notes issued by KEDLI; (ii) the obligations of KeySpan Ravenswood, LLC, which is the lessee under the $425 million Master Lease associated with the Ravenswood Facility and the lessee under the $385 million sale/leaseback transaction for the Ravenswood Expansion including future decommission costs of $19 million; and (iii) the payment obligations of our subsidiaries related to $128 million of tax-exempt bonds issued through the Nassau County and Suffolk County Industrial Development Authorities for the construction of two electric-generation peaking facilities on Long Island. The medium-term notes, the Master Lease and the tax-exempt bonds are reflected on the Consolidated Balance Sheet; the sale/leaseback obligation is not recorded on the Consolidated Balance Sheet. Further, KeySpan has guaranteed: (i) up to $72.1 million of surety bonds associated with certain construction projects currently being performed by former subsidiaries; (ii) certain supply contracts, margin accounts and purchase orders for certain subsidiaries in an aggregate amount of $64.7 million; and (iii) $80.3 million of subsidiary letters of credit. These guarantees are not recorded on the Consolidated Balance Sheet. KeySpan's guarantees on certain performance bonds relating to current construction projects of the discontinued mechanical contracting companies will remain in place throughout the construction period for these projects. KeySpan has received an indemnity bond issued by a third party to offset potential exposure related to a significant portion of the continuing guarantee. At this time, we have no reason to believe that our subsidiaries or former subsidiaries will default on their current obligations. However, we cannot predict when or if any defaults may take place or the impact such defaults may have on our consolidated results of operations, financial condition or cash flows. (See Note 6 to the Consolidated Financial Statements, "Financial Guarantees and Contingencies" for additional information regarding KeySpan's guarantees.)

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

Below is a discussion of KeySpan's critical accounting policies and assumptions at June 30, 2006. For a more detailed discussion of these policies and assumptions see KeySpan's Annual Report on Form 10-K for the year ended December 31, 2005, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations "Discussion of Critical Accounting Policies and Assumptions."

Valuation of Goodwill

KeySpan records goodwill on purchase transactions, representing the excess of acquisition cost over the fair value of net assets acquired. In testing for goodwill impairment under Statement of Financial Accounting Standards ("SFAS") 142 "Goodwill and Other Intangible Assets," significant reliance is placed upon a number of estimates regarding future performance that require broad assumptions and significant judgment by management. A change in the fair value of our investments could cause a significant change in the carrying value of goodwill. The assumptions used to measure the fair value of our investments are the same as those used by us to prepare annual operating segment and consolidated earnings and cash flow forecasts. In addition, these assumptions are used to set annual budgetary guidelines. At June 30, 2006, KeySpan has $1.7 billion of recorded goodwill and has concluded that the fair value of the business units that have recorded goodwill exceed their carrying value.

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

As is further discussed under the caption "Regulation and Rate Matters," the rate plans previously in effect for KEDNY and KEDLI have expired. The continued application of SFAS 71 to record the activities of these subsidiaries is contingent upon the actions of regulators with regard to future rate plans. As part of its application for approval of the KeySpan/National Grid merger, KeySpan has filed a proposed rate plan for KEDNY and KEDLI with the NYPSC. The ultimate resolution of any future rate plans could have a significant impact on the application of SFAS 71 to these entities and, accordingly, on our financial position, results of operations and cash flows. However, management believes that currently available facts support the continued application of SFAS 71 and that all regulatory assets and liabilities are recoverable or refundable through the regulatory environment.

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

Historically, we have funded our qualified pension plans in excess of the amount required to satisfy minimum ERISA funding requirements. At June 30, 2006, we had a funding credit balance in excess of the ERISA minimum funding requirements. Although we have presently exceeded ERISA funding requirements, our pension plans, on an actuarial basis, are currently underfunded. Therefore, for 2006, KeySpan expects to contribute a total of $120 million to its funded and unfunded post-retirement plans. Future funding requirements are heavily dependent on actual return on plan assets and prevailing interest rates. (In addition to Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations in KeySpan's Annual Report on Form 10-K for the year ended December 31, 2005, see also Note 4 of those Consolidated Financial Statements, "Postretirement Benefits.")

Regulation and Rate Matters

Gas Matters

The rate agreements for KEDNY and KEDLI have expired. Under the terms of the KEDNY and KEDLI rate agreements, gas distribution rates and all other provisions will remain in effect until changed by the NYPSC. KeySpan has recently filed a proposed rate plan for KEDNY and KEDLI with the NYPSC as part of its application for approval of the KeySpan / National Grid merger. See the "Introduction to the Notes to the Consolidated Financial Statements" for additional details on the filing.

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

We estimate that the remaining cost of our MGP related environmental cleanup activities, including costs associated with the Ravenswood Generating Station, will be approximately $382.3 million and we have recorded a related liability for such amount. We have also recorded an additional $16.6 million liability, representing the estimated environmental cleanup costs related to a former coal tar processing facility. As of June 30, 2006, we have expended a total of $198.9 million on environmental investigation and remediation activities. (See Note 6 to the Consolidated Financial Statements, "Financial Guarantees and Contingencies.")

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

The Ravenswood Generating Station and KeySpan's New York City Operations

On February 9, 2006, the NYISO Operating Committee increased the "in-City" locational capacity requirements (LCR) from 80% to 83% beginning in May 2006 through the period ending April 2007, based in part on the statewide reserve margin of 118% set by the New York State Reliability Council. However, in early March 2006, the NYISO discovered data inconsistencies in the input files used in the Multi Area Reliability Simulation (MARS) computer program that is used to determine the statewide installed reserve margin (Statewide IRM) and the corresponding minimum LCRs for New York City and Long Island. Revisions to the data, and rerunning the MARS computer program resulted in a shift in the relationship between the Statewide IRM and the minimum LCRs. On March 20, 2006, the New York State Reliability Council voted to retain the Statewide IRM of 118% and reported the corresponding revised minimum LCRs to the NYISO. On March 28, 2006, the NYISO Operating Committee approved revised minimum LCRs of 80% and 99% for New York City and Long Island, respectively. For New York City, this action effectively returned the locational requirement to the minimum level used for the last six years (80%) and negated the increase to 83%.

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

Financially-Settled Commodity Derivative Instruments that Do Not Qualify for Hedge Accounting: KeySpan subsidiaries also have employed a limited number of financial derivatives that do not qualify for hedge accounting treatment under SFAS 133. We purchased a series of call options on the spread between the price of heating oil and the price of natural gas. The options cover the remaining period July 2006 through October 2006 and further complement our hedging strategy noted above regarding sales to certain large-volume customers. In addition, OTC fuel swaps do not qualify for hedge accounting treatment. The Ravenswood Generating Station has also employed a limited number of financial derivatives that do not qualify for hedge accounting treatment under SFAS 133 associated with the purchase of fuel oil. Additionally, KeySpan entered into an International SWAP Dealers Association Master Agreement for a fixed for floating unforced capacity financial swap with Morgan Stanley Capital Group Inc., as well as a gas distribution asset optimization contract that employs derivative financial instruments.

The following tables set forth selected financial data associated with these derivative financial instruments noted above that were outstanding at June 30, 2006.

------------------------------------------------------------------------------------------------------------------
                                          Year of     Volumes      Fixed            Current           Fair Value
          Type of Contract               Maturity       mmcf       Price $           Price $        (In $ Millions)
------------------------------------------------------------------------------------------------------------------
                 Gas
Swaps/Futures - Long Natural Gas            2006       23,328     1.71 - 11.26     1.94 - 10.24             (11.1)
                                            2007        7,347     1.74 - 11.94     1.94 - 11.76              (0.4)
                                            2008          353             9.82     7.70 - 10.87              (0.2)

OTC Swaps - Short Natural Gas               2006          931      6.17 - 6.29     7.52 - 10.50              (1.1)
                                            2007        1,702      5.86 - 5.97     9.27 - 11.16              (6.2)
                                            2008        1,552      6.77 - 6.85     8.59 - 11.19              (3.9)
------------------------------------------------------------------------------------------------------------------
                                                       35,213                                               (22.9)
------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------------
                                   Year of       Volumes          Fixed             Current            Fair Value
       Type of Contract            Maturity      Barrels          Price $            Price $         (In $ Millions)
--------------------------------------------------------------------------------------------------------------------
             Oil
Swaps - Long Fuel Oil                 2006        115,778      57.00 - 66.80       53.49 - 58.10              (2.9)
                                      2007        132,879      59.20 - 62.14       62.51                      (0.5)
                                      2008         33,862              67.60       64.23                      (0.1)

Swaps - Short Heating Oil             2006        294,696      73.50 - 79.38       78.12 - 82.74              (3.0)

--------------------------------------------------------------------------------------------------------------------
                                                  577,215                                                     (6.5)
--------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------
                            Year of                   Fixed Margin/         Current             Fair Value
  Type of Contract          Maturity          MWh        Price $             Price $         (In $ Millions)
------------------------------------------------------------------------------------------------------------
     Electricity
Swaps - Energy                 2006           972     73.50 - 156.25      69.96 - 118.90               15.0
                               2007           142    101.50 - 150.50      88.72 - 150.50                1.6

------------------------------------------------------------------------------------------------------------
                                            1,114                                                      16.6
------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------
                                                                   2006
Change in Fair Value of Derivative Instruments               (In $ Millions)
----------------------------------------------------------------------------
Fair value of contracts at January 1,                                 (18.1)
Net (gains) on contracts realized                                      59.8
Increase in fair value of all open contracts                          (54.5)
----------------------------------------------------------------------------
----------------------------------------------------------------------------
Fair value of contracts outstanding at June 30,                       (12.8)
----------------------------------------------------------------------------

--------------------------------------------------------------------------------
(In Millions of Dollars)
--------------------------------------------------------------------------------
                                         Fair Value of Contracts
--------------------------------------------------------------------------------
                                     Mature Within                      Total
Sources of Fair Value                 12 Months       Thereafter      Fair Value
--------------------------------------------------------------------------------
Prices actively quoted                  $ (18.4)        $ (6.8)         $ (25.2)
Local published indicies                   12.4              -             12.4
--------------------------------------------------------------------------------
                                         $ (6.0)        $ (6.8)         $ (12.8)
--------------------------------------------------------------------------------

We measure the commodity risk of our derivative hedging instruments (indicated in the above table) using a sensitivity analysis. Based on a sensitivity analysis as of June 30, 2006 a 10% increase/decrease in natural gas prices would decrease/increase the value of derivative instruments maturing in one year by $3.1 million. Further, a 10% increase/decrease in electricity and fuel prices would decrease/increase the value of derivative instruments maturing in one year by $1.7 million.

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

The following table sets forth selected financial data associated with these derivative financial instruments that were outstanding at June 30, 2006.

------------------------------------------------------------------------------------------------------------------------------------
                      Year of       Volumes        Floor       Ceiling         Fixed             Current             Fair Value
Type of Contract      Maturity        mmcf          ($)           ($)         Price ($)          Price ($)         (In $ Millions)
------------------------------------------------------------------------------------------------------------------------------------
Options                 2006         1,038          5.50         10.00                          7.21 - 10.07                   1.3

Swaps                   2006        29,854             -             -       7.35 - 11.63       7.21 - 10.07                 (36.3)
                        2007        51,344             -             -       6.81 - 11.99       8.90 - 10.72                 (17.9)
                        2008         4,810             -             -       7.68 - 11.64       7.95 - 10.87                  (1.6)
------------------------------------------------------------------------------------------------------------------------------------
                                    87,046                                                                                   (54.5)
------------------------------------------------------------------------------------------------------------------------------------


See Note 4 to the Consolidated Financial Statements "Hedging and Derivative Financial Instruments" for a further description of all our derivative instruments.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to KeySpan's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level in alerting them timely to material information required to be included in KeySpan's periodic SEC reports.

Furthermore, there has been no change in KeySpan's internal control over financial reporting that occurred during KeySpan's last fiscal quarter, which has materially affected, or is reasonably likely to materially affect, KeySpan's internal control over financial reporting.

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

Among the factors that could cause actual results to differ materially are:

- the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement with National Grid or the failure of the merger to close for any reason;

-    volatility of energy prices used to generate electricity;

-    fluctuations in weather and in gas and electric prices;

-    general economic conditions, especially in the Northeast United States;

-    our  ability  to  manage  our  cost  structure   successfully  and  operate
     efficiently;

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

     - retention of key personnel;

- federal and state regulatory initiatives that threaten cost and investment recovery and place limits on the type and manner in which we invest in new businesses and conduct operations;

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

None

Item 5. Other Information

None

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



                                          KEYSPAN CORPORATION
                                          -------------------
(Registrant)
                                          By:   /s/Gerald Luterman
                                          -------------------------
                                          Name:  Gerald Luterman
                                          Title: Executive Vice President and
                                                 Chief Financial Officer




Date: August 3, 2006                      /s/ Gerald Luterman
                                          ----------------------
                                          Gerald Luterman
                                          Executive Vice President and
                                          Chief Financial Officer

Date: August 3, 2006                      /s/ Theresa A. Balog
                                          --------------------
                                          Theresa A. Balog
                                          Vice President and
                                          Chief Accounting Officer