Form 10-Q
period 2006-09-30
KEYSPAN CORP
filed 2006-11-03
CIK 1062379

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

                For the quarterly period ended September 30, 2006


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
(State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)
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
                                                              Yes[ ] No[X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Class of Common Stock                       Outstanding at October 19, 2006
  ---------------------                       -------------------------------
      $.01 par value                                    175,283,247

                      KEYSPAN CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----

                   Part I.   FINANCIAL INFORMATION                      Page No.
                                                                        --------

Item 1. Financial Statements

         Consolidated Balance Sheet -
         September 30, 2006 and December 31, 2005                            3

         Consolidated Statement of Income -
         Three and Nine Months Ended September 30, 2006 and 2005             5

         Consolidated Statement of Cash Flows -
         Nine Months Ended September 30, 2006 and 2005                       6

         Notes to Consolidated Financial Statements                          7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                 45

Item 3. Quantitative and Qualitative Disclosures About Market Risk          74

Item 4. Controls and Procedures                                             77

                   Part II.   OTHER INFORMATION

Item 1. Legal Proceedings                                                   77

Item 1A. Risk Factors                                                       77

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds          79

Item 3. Defaults Upon Senior Securities                                     79

Item 4. Submission of Matters to a Vote of Security Holders                 79

Item 5. Other Information                                                   80

Item 6. Exhibits                                                            80

Signatures                                                                  81


                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


---------------------------------------------------------------------------------------------------------
(In Millions of Dollars)                                      September 30, 2006        December 31, 2005
---------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
    Cash and temporary cash investments                               $     40.0              $    124.5
    Restricted cash                                                          5.6                    13.2
    Accounts receivable                                                    779.9                 1,035.6
    Unbilled revenue                                                       221.0                   685.6
    Allowance for uncollectible accounts                                   (52.7)                  (62.8)
    Gas in storage, at average cost                                        788.9                   766.9
    Material and supplies, at average cost                                 144.8                   140.5
    Derivative contracts                                                    46.9                   142.8
    Other                                                                  172.5                   173.8
                                                       --------------------------------------------------
                                                                         2,146.9                 3,020.1
                                                       --------------------------------------------------

Investments and  Other                                                     257.9                   242.4

Property
    Gas                                                                  7,545.8                 7,275.9
    Electric                                                             2,549.3                 2,492.3
    Other                                                                  430.4                   416.3
    Accumulated depreciation                                            (3,096.0)               (2,922.6)
    Gas exploration and production, at cost                                186.0                   184.2
    Accumulated depletion                                                 (112.3)                 (109.2)
                                                       --------------------------------------------------
                                                                         7,503.2                 7,336.9
                                                       --------------------------------------------------

Deferred Charges
    Regulatory assets:
         Miscellaneous assets                                              710.7                   688.3
         Derivative contracts                                              260.2                    30.9
    Goodwill and other intangible assets                                 1,666.3                 1,666.3
    Derivative contracts                                                   138.5                    75.2
    Other                                                                  754.7                   752.5
                                                       --------------------------------------------------
                                                                         3,530.4                 3,213.2
                                                       --------------------------------------------------

Total Assets                                                          $ 13,438.4              $ 13,812.6
                                                       ==================================================
---------------------------------------------------------------------------------------------------------

        See accompanying Notes to the Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


-----------------------------------------------------------------------------------------------------------------------
(In Millions of Dollars)                                                   September 30, 2006         December 31, 2005
-----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND CAPITALIZATION
Current Liabilities
    Accounts payable and other liabilities                                         $    681.9                $  1,087.0
    Commercial paper                                                                    330.0                     657.6
    Current redemption of long-term debt                                                 13.2                      13.0
    Taxes accrued                                                                       150.8                     176.3
    Dividends payable                                                                    81.4                      81.1
    Customer deposits                                                                    35.6                      39.1
    Interest accrued                                                                     74.5                      53.8
    Derivative contracts                                                                279.4                      47.3
                                                                     ------------------------- -------------------------
                                                                                      1,646.8                   2,155.2
                                                                     ------------------------- -------------------------

Deferred Credits and Other Liabilities
    Regulatory liabilities:
          Miscellaneous liabilities                                                      44.8                      69.9
          Removal cost recovered                                                        549.0                     516.4
          Derivative contracts                                                          122.2                     175.4
    Asset retirement obligations                                                         49.4                      47.4
    Deferred income tax                                                               1,222.4                   1,157.9
    Postretirement benefits and other reserves                                        1,144.8                   1,118.4
    Derivative contracts                                                                 47.7                      44.3
    Other                                                                               109.1                     127.5
                                                                     ------------------------- -------------------------
                                                                                      3,289.4                   3,257.2
                                                                     ------------------------- -------------------------

Commitments and Contingencies (See Note 6)                                                  -                         -

Capitalization
    Common stock - 184,864 shares issued, 175,232
           shares outstanding at September 30, 2006, par value $0.01                  3,985.6                   3,975.9
    Retained earnings                                                                   930.5                     866.9
    Other comprehensive (loss)                                                          (69.8)                    (74.8)
    Treasury stock                                                                     (278.9)                   (303.9)
                                                                     ------------------------- -------------------------
         Total common shareholders' equity                                            4,567.4                   4,464.1
    Long-term debt and capital leases                                                 3,919.3                   3,920.8
                                                                     ------------------------- -------------------------
Total Capitalization                                                                  8,486.7                   8,384.9
                                                                     ------------------------- -------------------------

Minority Interest in Subsidiary Companies                                                15.5                      15.3
                                                                     ------------------------- -------------------------
Total Liabilities and Capitalization                                               $ 13,438.4                $ 13,812.6
                                                                     ========================= =========================
------------------------------------------------------------------------------------------------------------------------

        See accompanying Notes to the Consolidated Financial Statements.


                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)


------------------------------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended Sept. 30,                 Nine Months Ended Sept. 30,
(In Millions of Dollars, Except Per Share Amounts)        2006                 2005                2006                     2005
------------------------------------------------------------------------------------------------------------------------------------
Revenues
     Gas Distribution                                  $    595.5          $    629.6          $  3,648.8                $  3,476.1
     Electric Services                                      565.6               619.9             1,434.6                   1,488.9
     Energy Services                                         49.0                45.4               147.8                     134.1
     Energy Investments                                       8.4                 8.2                26.1                      27.0
                                                   --------------- -------------------  ------------------    ----------------------
Total Revenues                                            1,218.5             1,303.1             5,257.3                   5,126.1
                                                   --------------- -------------------  ------------------    ----------------------
Operating Expenses
     Purchased gas for resale                               361.5               395.7             2,412.7                   2,206.1
     Fuel and purchased power                               172.6               254.6               418.3                     546.9
     Operations and maintenance                             372.7               364.3             1,199.3                   1,143.3
     Depreciation, depletion and amortization                84.2                92.1               295.7                     295.8
     Operating taxes                                         95.9                97.1               309.9                     303.0
                                                   --------------- -------------------  ------------------    ----------------------
Total Operating Expenses                                  1,086.9             1,203.8             4,635.9                   4,495.1
Income from equity investments                                3.2                 2.5                 9.5                      12.5
Sale of assets                                                1.0                 1.0                 1.4                       1.2
                                                   --------------- -------------------  ------------------    ----------------------
Operating Income                                            135.8               102.8               632.3                     644.7
                                                   --------------- -------------------  ------------------    ----------------------
Other Income and (Deductions)
     Interest charges                                       (67.1)              (67.4)             (192.7)                   (200.1)
     Gain on sale of investments                                -                   -                   -                       4.1
     Cost of debt redemption                                    -                   -                   -                     (20.9)
     Other                                                    8.0                (3.8)               25.6                       9.4
                                                   --------------- -------------------  ------------------    ----------------------
Total Other Income and (Deductions)                         (59.1)              (71.2)             (167.1)                   (207.5)
                                                   --------------- -------------------  ------------------    ----------------------
Income Taxes
     Current                                                (17.9)              (25.8)              104.3                     119.0
     Deferred                                                44.3                34.8                53.3                      41.0
                                                   --------------- -------------------  ------------------    ----------------------
Total Income Taxes                                           26.4                 9.0               157.6                     160.0
                                                   --------------- -------------------  ------------------    ----------------------
Earnings from continuing operations                          50.3                22.6               307.6                     277.2
Discontinued Operations
    Income (loss) from discontinued
      operations, net of tax                                    -                   -                   -                      (4.1)
    Gain on disposal, net of tax                                -                   -                   -                       2.3
                                                   --------------- -------------------  ------------------    ----------------------
Loss from discontinued operations                               -                   -                   -                      (1.8)
                                                   --------------- -------------------  ------------------    ----------------------
Net Income                                                   50.3                22.6               307.6                     275.4
Preferred stock dividend requirements                           -                   -                   -                       2.2
                                                   --------------- -------------------  ------------------    ----------------------
Earnings for Common Stock                              $     50.3          $     22.6          $    307.6                $     273.2
                                                   =============== ===================  ==================    ======================
Basic Earnings Per Share:
  Continuing Operations,
         less preferred stock dividends                $     0.29          $     0.13          $     1.76                $     1.63
  Discontinued Operations                                       -                   -                   -                     (0.01)
                                                   --------------- -------------------  ------------------    ----------------------
Basic Earnings Per Share                               $     0.29          $     0.13          $     1.76                $     1.62
                                                   =============== ===================  ==================    ======================
Diluted Earnings Per Share
  Continuing Operations,
         less preferred stock dividends                $     0.29          $     0.13          $     1.75                $     1.62
  Discontinued Operations                                       -                   -                   -                     (0.01)
                                                   --------------- -------------------  ------------------    ----------------------
Diluted Earnings Per Share                             $     0.29          $     0.13          $     1.75                    $ 1.61
                                                   =============== ===================  ==================    ======================
Average Common Shares Outstanding (000)                   175,114             174,332             174,935                   168,465
Average Common Shares Outstanding - Diluted (000)         176,295             175,238             175,996                   169,403
------------------------------------------------------------------------------------------------------------------------------------

        See accompanying Notes to the Consolidated Financial Statements.


                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

-----------------------------------------------------------------------------------------------
                                                                    Nine Months Ended Sept. 30,
(In Millions of Dollars)                                                2006             2005
-----------------------------------------------------------------------------------------------
Operating Activities
Net income                                                          $    307.6       $   275.4
Adjustments to reconcile net income to net
      cash provided by (used in) operating activities
    Depreciation, depletion and amortization                             295.7           295.8
    Deferred income tax                                                   53.3            41.0
    Income from equity investments                                        (9.5)          (12.5)
    Dividends from equity investments                                      8.7             5.3
    Amortization of interest rate swap/financing fees                      6.2            (2.5)
    (Gain) on sale of property and investments                            (1.5)           (5.3)
    Loss from discontinued operations                                        -             1.8
    Amortization of property tax prepayments                             106.9            91.8
Changes in assets and liabilities
    Accounts receivable                                                  712.5           294.3
    Materials and supplies, fuel oil and gas in storage                  (26.3)         (245.2)
    Accounts payable and other liabilities                              (409.8)         (165.2)
    Insurance recovery and regulatory settlements, net                    16.6            21.1
    Property tax prepayment                                              (79.4)          (69.5)
    Environmental payments                                               (37.8)          (24.4)
    Other                                                                (35.6)          (29.8)
                                                               ----------------  --------------
Net Cash Provided by Operating Activities                                907.6           472.1
                                                               ----------------  --------------
Investing Activities
    Construction expenditures                                           (377.6)         (372.1)
    Cost of removal                                                      (23.1)          (10.8)
    Derivative margin calls                                              (42.7)          (63.3)
    Net proceeds from sale of property and investments                     1.5            46.9
                                                               ----------------  --------------
Net Cash Used in Investing Activities                                   (441.9)         (399.3)
                                                               ----------------  --------------
Financing Activities
    Treasury stock issued                                                 21.2            41.0
    MEDs equity conversion                                                   -           460.0
    Payment of long-term debt                                                -          (590.1)
    Payment of commercial paper                                         (327.6)         (592.2)
    Common and preferred stock dividends paid                           (243.8)         (229.1)
    Other                                                                    -            14.0
                                                               ----------------  --------------
Net Cash Used in Financing Activities                                   (550.2)         (896.4)
                                                               ----------------  --------------
Net Decrease in Cash and Cash Equivalents                                (84.5)         (823.6)
Cash Flow from Discontinued Operations - Operating                           -           (15.1)
Cash Flow from Discontinued Operations - Investing                           -             0.5
Cash Flow from Discontinued Operations - Financing                           -             0.2
Cash and Cash Equivalents at Beginning of Period                         124.5           922.0
                                                               ----------------  --------------
Cash and Cash Equivalents at End of Period                          $     40.0       $    84.0
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

Consummation of the Merger is subject to various closing conditions, including but not limited to the adoption of the Merger Agreement by the stockholders of KeySpan and the Parent and the receipt of requisite regulatory approvals from certain United States federal and state public utility, antitrust and other regulatory authorities, many of which have been filed or obtained. Specifically, we filed our application for approval of the Merger pursuant to the Federal Power Act in May 2006 and in October the requisite approval was obtained from the Federal Energy Regulatory Commission ("FERC"). In early July 2006, we cleared review by the Federal Trade Commission under the Hart-Scott-Rodino
Antitrust Improvement Act and received notification that the Committee on Foreign Investment in the U.S. has determined that there are no issues of national security sufficient to warrant an investigation of the transaction. On July 20, 2006 we filed an application for approval of the transaction with the New York Public Service Commission ("NYPSC"). KeySpan has also sought approval of the merger from the New Hampshire Public Utility Commission. In October 2006, the State of New Jersey Board of Public Utilities approved a change of control of KeySpan Communication Corp., which provides telecommunications services in New Jersey. In addition, the Merger was approved by our shareholders at our Annual Meeting on August 17, 2006. Shareholders of National Grid plc approved the transaction at a meeting held on July 31, 2006.

In addition to seeking approval of the Merger, the application filed with the NYPSC also contained a proposed ten-year rate plan for KeySpan Energy Delivery of New York ("KEDNY") and KeySpan Energy Delivery of Long Island ("KEDLI"), as well as proposals concerning corporate structure, affiliate rules and transactions and the rate treatment for contemplated synergy savings. Specifically, the rate plan proposal provides for, among other things, a freeze of base delivery rates for KEDNY and KEDLI for 18 months. Thereafter, KEDNY's and KEDLI's gas adjustment clause would be increased to recover, on a prospective basis, gas commodity-related costs of $68.6 million for KEDNY and $28.7 million for KEDLI that would no longer be included in base rates. In addition, KEDNY and KEDLI base delivery rates would be increased by an average of 2.5% ($62.4 million) and 2.3% ($39.4 million), respectively in years 3, 5, 7 and 9 of the rate plan. The proposed rate plan also contemplates an allowed return on equity of 11.0% for each entity. Cumulative earnings above 11.75% would be shared between gas sales customers and KeySpan over the rate plan period. On October 3, 2006 Nation Grid plc filed testimony and exhibits with the NYSPSC that refers to both exhibits and attachments that were previously submitted as part of the July 20, 2006 petition.

Assuming receipt of all required approvals, it is currently anticipated that the Merger will be consummated in mid-2007. However, we are unable to predict the outcome of the regulatory proceedings and no assurance can be given that the Merger will occur or the timing of its completion.

In the meantime, individual applications for a proposed annual increase in revenues for KEDNY and KEDLI were filed on October 3, 2006 with the NYPSC. The proposed revenue increases are for 9.1% and 10.9% for KEDNY and KEDLI, respectively. KEDNY's last base rate increase took effect October 1, 1993 and since then base rates have been reduced twice - once in 1996 and then again in 1998. KEDLI's last base rate increase took effect December 1, 1995. Since that time KEDLI's base rates were reduced twice in 1998. The principal factors creating the need for rate relief are increases in operating and maintenance expenses, increases in rate base, increased property taxes and depreciation expense, and the need to commence recovery of previously deferred costs such as pension and post retirement benefits, environmental expenditures and property taxes.

The total projected increase in revenues is comprised of two components; (i) an increase in base rates of $180.7 million for KEDNY and $145 million for KEDLI; and (ii) projected increases of $32.8 million and $14 million for KEDNY and KEDLI, respectively, for gas related expenses that will be recovered through the Gas Adjustment Clause ("GAC") and/or Transportation Adjustment Clause ("TAC"). The proposed rate of return on equity is 11.0% for both KEDNY and KEDLI.

The NYPSC may suspend the implementation of the proposed tariff changes for up to eleven months, which would mean, absent other intervening events, an effective date of September 3, 2007 for new rates. Although KEDNY and KEDLI proposed the new rates described above in these tariff filings, KeySpan does not expect that the rate increases proposed therein will be implemented because
KEDNY's and KEDLI's need for rate relief on a stand alone basis will be superseded and rendered moot by an earlier NYPSC approval of the merger between National Grid plc and KeySpan and the approval of the related ten-year rate plan previously noted.

At December 31, 2005, KeySpan was a holding company under the Public Utility Holding Company Act of 1935, as amended ("PUHCA 1935"). In August 2005, the Energy Policy Act of 2005 (the "Energy Act") was enacted. The Energy Act is a broad energy bill that places an increased emphasis on the production of energy and promotes the development of new technologies and alternative energy sources and provides tax credits to companies that produce natural gas, oil, coal, electricity and renewable energy. For KeySpan, one of the more significant provisions of the Energy Act was the repeal of PUHCA 1935, which repeal became effective on February 8, 2006. Since that time, the jurisdiction of the Securities and Exchange Commission ("SEC") over certain holding company activities, including the regulation of our affiliate transactions and service companies, has been transferred to the FERC pursuant to PUHCA 2005. (For additional information on the Energy Act and PUHCA 2005 see KeySpan's Annual Report on Form 10-K for the year ended December 31, 2005, Item 7. Management's Discussion and Analyses of Financial Condition and Results of Operations - "Regulation and Rate Matters.")

1. BASIS OF PRESENTATION

In our opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly KeySpan's financial position as of September 30, 2006, and the results of operations for the three and nine months ended September 30, 2006 and September 30, 2005, as well as cash flows for the nine months ended September 30, 2006 and September 30, 2005. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in KeySpan's Annual Report on Form 10-K for the year ended December 31, 2005. The December 31, 2005 financial statement information has been derived from the 2005 audited financial statements. Income from interim periods may not be indicative of future results. Certain reclassifications were made to conform prior period financial statements to the current period financial statement presentation.

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

Under the requirements of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" our basic and diluted EPS are as follows:

--------------------------------------------------------------------------------------------------------------------------------
                                                         Three Months Ended Sept. 30,             Nine Months Ended Sept. 30,
(In Millions of Dollars, Except Per Share Amounts)         2006                 2005               2006                 2005
--------------------------------------------------------------------------------------------------------------------------------
Earnings for common stock                               $    50.3           $    22.6         $    307.6             $    273.2
--------------------------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding (000)                 175,114             174,332            174,935                168,465
Add dilutive securities:
Options                                                     1,045                 906                970                    938
Performance shares                                            136                   -                 91                      -
--------------------------------------------------------------------------------------------------------------------------------
Total weighted average shares
 outstanding - assuming dilution                          176,295             175,238            175,996                169,403
--------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                $    0.29           $    0.13          $    1.76              $    1.62
--------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                              $    0.29           $    0.13          $    1.75              $    1.61
--------------------------------------------------------------------------------------------------------------------------------

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

The Energy Investments segment consists of our gas exploration and production investments, as well as certain other domestic energy-related investments. KeySpan's gas exploration and production activities include its wholly-owned subsidiaries Seneca Upshur Petroleum, Inc. ("Seneca-Upshur") and KeySpan Exploration and Production, LLC ("KeySpan Exploration"). Seneca-Upshur is engaged in gas exploration and production activities primarily in West Virginia. See Footnote 12 "Gas Exploration and Production Property - Depletion" for a discussion of the September 30, 2006 ceiling test calculation.

This segment is also engaged in pipeline development activities. KeySpan and Duke Energy Corporation each own a 50% interest in the Islander East Pipeline Company, LLC ("Islander East"). Islander East was created to pursue the authorization and construction of an interstate pipeline from Connecticut, across Long Island Sound, to a terminus near Shoreham, Long Island. Once in service, the pipeline is expected to transport up to 260,000 DTH daily to the Long Island and New York City energy markets. Further, KeySpan has a 26.3% interest in the Millennium Pipeline Company LLC, the developer of the Millennium pipeline project, which is expected to have the capacity to transport up to 525,000 DTH of natural gas a day from Corning, New York to Ramapo, New York, where it will connect to an existing pipeline. Additionally, subsidiaries in this segment hold a 20% equity interest in the Iroquois Gas Transmission System LP, a pipeline that transports Canadian gas supply to markets in the northeastern United States. These investments are accounted for under the equity method. Accordingly, equity income from these investments is reflected as a component of operating income in the Consolidated Statement of Income.

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


The accounting policies of the segments are the same as those used for the preparation of the Consolidated Financial Statements. The segments are strategic business units that are managed separately because of their different operating and regulatory environments. Operating results of our segments are evaluated by management on an operating income basis. At September 30, 2006, the total assets of each reportable segment have not changed materially from those levels reported at December 31, 2005. The reportable segment information is as follows:

----------------------------------------------------------------------------------------------------------------------------
                                           Gas             Electric    Energy     Energy
(In Millions of Dollars)               Distribution        ServiceS    Services  Investments   Eliminations     Consolidated
----------------------------------------------------------------------------------------------------------------------------
Three Months Ended Sept. 30, 2006
Unaffiliated revenue                         595.5           565.6      49.0          8.4               -           1,218.5
Intersegment revenue                             -               -       2.8          1.3            (4.1)                -
Operating Income                             (10.8)          144.4       3.0          4.7            (5.5)            135.8

Three Months Ended Sept. 30, 2005
Unaffiliated revenue                         629.6           619.9      45.4          8.2               -           1,303.1
Intersegment revenue                             -               -       1.7          3.7            (5.4)                -
Operating Income                             (45.5)          149.6      (1.1)         4.7            (4.9)            102.8

----------------------------------------------------------------------------------------------------------------------------

Eliminating  items  include  intercompany   interest  income  and  expense,  the
elimination of certain intercompany accounts, as well as activities of our corporate and administrative areas.

Because of the nature of our Electric Services business, electric revenues are derived from two large customers - the NYISO and LIPA. Electric Services revenues from these customers of $553.5 million and $612.1 million for the three months ended September 30, 2006 and 2005, respectively, represent approximately 45% and 47%, respectively of our consolidated revenues in these periods.

-----------------------------------------------------------------------------------------------------------------------------------
                                            Gas           Electric       Energy        Energy
(In Millions of Dollars)               Distribution       ServiceS      Services     Investments     Eliminations      Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Nine Months Ended Sept. 30, 2006
Unaffiliated revenue                        3,648.8         1,434.6        147.8            26.1                -           5,257.3
Intersegment revenue                              -               -          7.6             4.0            (11.6)                -
Operating Income                              365.1           271.7          4.6            11.3            (20.4)            632.3

Nine Months Ended Sept. 30, 2005
Unaffiliated revenue                        3,476.1         1,488.9        134.1            27.0                -           5,126.1
Intersegment revenue                              -             4.6          7.9             3.7            (16.2)                -
Operating Income                              376.8           266.3         (6.7)           16.6             (8.3)            644.7

-----------------------------------------------------------------------------------------------------------------------------------

Eliminating items include the elimination of certain intercompany accounts, as well as activities of our corporate and administrative areas.

Because of the nature of our Electric Services business, electric revenues are derived from two large customers - the NYISO and LIPA. Electric Services revenues from these customers of $1,415.5 million and $1,423.4 million for the nine months ended September 30, 2006 and 2005, respectively, represent approximately 27%, of our consolidated revenues in both periods.

3. COMPREHENSIVE INCOME

The table below indicates the components of comprehensive income:

----------------------------------------------------------------------------------------------------------------------------------
                                                                    Three Months Ended Sept. 30,       Nine Months Ended Sept. 30,
(In Millions of Dollars)                                                  2006             2005             2006            2005
----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                              $ 50.3          $  22.6          $ 307.6          $ 275.4
----------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax
Reclassification of (gains) losses included in net income                 (4.7)            10.7            (43.6)            18.4
Foreign currency translation adjustments                                     -                -                -             (5.0)
Unrealized gains on marketable securities                                  0.2              2.9              0.5              1.4
Unrealized (losses) gains on derivative financial instruments              7.3            (59.8)            48.1            (78.0)
----------------------------------------------------------------------------------------------------------------------------------
Other comprehensive gain (loss), net of tax                                2.8            (46.2)             5.0            (63.2)
----------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income (Loss)                                             $ 53.1          $ (23.6)         $ 312.6          $ 212.2
----------------------------------------------------------------------------------------------------------------------------------
Related tax (benefit) expense
Reclassification of (gains) losses included in net income                 (2.6)             5.8            (23.5)             9.9
Foreign currency translation adjustments                                     -                -                -             (2.7)
Unrealized gains on marketable securities                                  0.1              1.6              0.3              0.8
Unrealized (losses) gains on derivative financial instruments              4.5            (33.6)            27.4            (44.3)
----------------------------------------------------------------------------------------------------------------------------------
Total Tax (Benefit) Expense                                             $  2.0          $ (26.2)         $   4.2          $ (36.3)
----------------------------------------------------------------------------------------------------------------------------------


4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS

Financially-Settled Commodity Derivative Instruments - Hedging Activities: From time to time, KeySpan subsidiaries have utilized derivative financial instruments, such as futures, options and swaps, for the purpose of hedging the cash flow variability associated with changes in commodity prices. KeySpan is exposed to commodity price risk primarily with regard to its gas distribution operations, gas exploration and production activities and its electric generating facilities at the Ravenswood Generating Station.

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

Certain derivative instruments employed by our gas distribution operations, however, are not subject to SFAS 71 and thus are not subject to deferral accounting treatment. Utility tariffs applicable to certain large-volume customers permit gas to be sold at prices established monthly, relative to a prevailing alternate fuel price, but limited to the cost of gas plus the rate for the highest consumption block otherwise applicable to our firm commercial customers. During 2006, KeySpan used over-the-counter ("OTC") natural gas swaps, with offsetting positions in OTC fuel oil swaps of equivalent energy value, to hedge the cash-flow variability of specified portions of gas purchases and sales associated with these customers. At September 30, 2006, there were no outstanding derivative instruments associated with this strategy. However, KeySpan may elect to enter into similar derivative financial instruments when prevailing market conditions are favorable.

We have three fixed price forward sale contracts with large-volume interruptible gas sales customers. KeySpan uses OTC natural gas swaps to hedge the cash-flow variability of gas purchases associated with these customers. These gas swaps are accounted for as hedges. KeySpan uses market quoted forward prices to value these swap positions. The maximum length of time over which we have hedged such cash flow variability is through October 2007. The fair value of these derivative instruments at September 30, 2006 was a liability of $2.5 million, all of which is reported in accumulated other comprehensive income and is expected to be reclassified into earnings within the next twelve months.

Our Energy Investments subsidiary, Seneca-Upshur, utilizes OTC natural gas swaps to hedge the cash flow variability associated with forecasted sales of a portion of its natural gas production. At September 30, 2006, Seneca-Upshur has hedge positions in place for approximately 90% of its estimated 2006 through 2009 gas production, net of gathering costs. We use market quoted forward prices to value these swap positions. The maximum length of time over which Seneca-Upshur has hedged such cash flow variability is through December 2009. The fair value of these derivative instruments at September 30, 2006 was a liability of $5.2 million. The estimated amount of losses associated with such derivative instruments that are reported in accumulated other comprehensive income and that are expected to be reclassified into earnings over the next twelve months is $2.9 million. Ineffectiveness associated with these outstanding derivative financial instruments was immaterial for the nine months ended September 30, 2006.

The Ravenswood Generating Station hedges the cash flow variability associated with a portion of electric energy sales. Our strategy is to hedge up to 50% of the on-peak capacity of the Ravenswood Generating Station. The maximum length of time over which we have hedged cash flow variability is through March 2007. To accomplish our stated hedging strategy, KeySpan employs financially-settled electric-power swap contracts with offsetting financially-settled oil swap contracts and OTC natural gas swaps. We use market quoted forward prices to value the electric-power swap contracts. The fair value of the electric power derivative instruments at September 30, 2006 was $17.1 million, all of which is reported in accumulated other comprehensive income and is expected to be reclassified into earnings within the next twelve months. We use market quoted forward prices to value the oil swap contracts. The fair value of these derivative instruments at September 30, 2006, was a liability of $3.8 million all of which is reported in accumulated other comprehensive income and is expected to be reclassified into earnings within the next twelve months. We use market quoted forward prices to value the gas swap contracts. The fair value of these derivative instruments at September 30, 2006, was a liability of $14.6 million, of which $13.6 million is reported in accumulated other comprehensive income and is expected to be reclassified into earnings within the next twelve months. Ineffectiveness associated with these outstanding derivative financial instruments was immaterial for the nine months ended September 30, 2006.

The above noted derivative financial instruments are cash flow hedges that are accounted for as hedges under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," collectively SFAS 133, and are not considered held for trading purposes as defined by current accounting literature. Accordingly, we carry the fair value of our derivative instruments on the Consolidated Balance Sheet as either a current or deferred asset or liability, as appropriate, and record the effective portion of unrealized gains or losses in accumulated other comprehensive income. Gains and losses are reclassified from accumulated other comprehensive income to the Consolidated Statement of Income in the period the hedged transaction affects earnings. Gains and losses on settled transactions are reflected as a component of either revenue or fuel and purchased power depending on the hedged transaction. Hedge ineffectiveness results from changes during the period in the price differentials between the index price of the derivative contract and the price of the purchase or sale for the cash flow that is being hedged, and is recorded directly to earnings.

Firm Gas Sales Financial Derivative Instruments - Regulated Utilities: We use derivative financial instruments to reduce the cash flow variability associated with the purchase price for a portion of future natural gas purchases associated with our Gas Distribution operations. Our strategy is to minimize fluctuations in gas sales prices to our regulated firm gas sales customers in our New York and New England service territories. The accounting for these derivative instruments is subject to SFAS 71. Therefore, the fair value of these derivatives is recorded as current or deferred assets and liabilities, with offsetting positions recorded as regulatory assets and regulatory liabilities on the Consolidated Balance Sheet. Gains or losses on the settlement of these contracts are initially deferred and then refunded to or collected from our firm gas sales customers consistent with regulatory requirements. At September 30, 2006 the fair value of these derivative instruments was a liability of $276.8 million.

Physically-Settled Commodity Derivative Instruments: SFAS 133 establishes criteria that must be satisfied in order for option contracts, forward contracts with optionality features, or contracts that combine a forward contract and a purchase option contract to qualify for the normal purchases and sales exception. Certain contracts for the physical purchase of natural gas associated with our regulated gas utilities do not qualify for normal purchases under SFAS
133. Since these contracts are for the purchase of natural gas sold to regulated firm gas sales customers, the accounting for these contracts is subject to SFAS
71. At September 30, 2006, these derivatives had a net fair value of $130.1 million.

Financially-Settled Commodity Derivative Instruments that Do Not Qualify for Hedge Accounting: KeySpan subsidiaries also have financial derivatives that do not qualify for hedge accounting treatment under SFAS 133. In 2006, we purchased a series of call options on the spread between the price of heating oil and the price of natural gas to further complement our hedging strategy noted above regarding sales to certain large-volume customers. As of September 30, 2006, these derivatives have expired. However, KeySpan may elect to enter into similar derivative financial instruments when prevailing market conditions are favorable.

The Ravenswood Generating Station also employs a limited number of financial derivatives that have not been designated for hedge accounting treatment under SFAS 133 to economically hedge the cash flow variability for a portion of forecasted purchases of natural gas that will be consumed during the generation of electricity. The fair value of these derivative instruments at September 30, 2006 was a liability of $2.3 million. In addition, the Ravenswood Generating Station employs a limited number of financial derivatives that have not been designated for hedge accounting treatment to economically hedge the cash flow variability for a portion of forecasted electric energy sales. The fair value of these derivative instruments at September 30, 2006 was $3.6 million; such amount was recorded in the Consolidated Statement of Income to reflect the change in the market value associated with these derivative instruments for the nine months ended September 30, 2006.

On January 18, 2006, KeySpan entered into an International SWAP Dealers Association Master Agreement for a fixed for float unforced capacity financial swap (the " Swap Agreement") with Morgan Stanley Capital Group Inc. ("Morgan Stanley"). The Swap Agreement has a three year term that began on May 1, 2006. The notional quantity was 1,800,000kW (the "Notional Quantity") of In-City Unforced Capacity and the fixed price is $7.57/kW-month ("Fixed Price"), subject to adjustment upon the occurrence of certain events. Cash settlement occurs on a monthly basis based on the In-City Unforced Capacity price determined by the relevant New York Independent System Operator ("NYISO") Spot Demand Curve Auction Market ("Floating Price"). For each monthly settlement period, the price difference equals the Fixed Price minus the Floating Price. If such price difference is less than zero, Morgan Stanley will pay KeySpan an amount equal to the product of (a) the Notional Quantity and (b) the absolute value of such price difference. Conversely, if such price difference is greater than zero, KeySpan will pay Morgan Stanley an amount equal to the product of (a) the Notional Quantity and (b) the absolute value of such price difference. This derivative instrument does not qualify for hedge accounting treatment under SFAS 133 and is subject to fair value accounting treatment. The recognized fair value associated with this instrument is immaterial to the financial statements at September 30, 2006. As noted, this is a financial derivative instrument and is unrelated to any physical production of electricity.

KeySpan has a management contract with Merrill Lynch Trading, under which KeySpan and Merrill Lynch Trading will share the responsibilities for managing KeySpan's upstream gas distribution assets associated with its Massachusetts gas distribution subsidiaries, as well as providing city-gate delivered supply. This contract, which replaces the prior arrangement with Merrill Lynch Trading, allows for both KeySpan and Merrill Lynch Trading to employ derivative instruments to maximize the profitability of KeySpan's portfolio of gas distribution assets. Profits associated with these activities are shared between KeySpan, Merrill Lynch Trading and KeySpan's Massachusetts ratepayers. At September 30, 2006, KeySpan's proportionate share of the fair value associated with these derivative instruments amounted to $10.8 million. KeySpan has recorded a regulatory liability of $7.8 million on the Consolidated Balance Sheet representing the portion to be shared with Massachusetts ratepayers. The remaining amount was recorded as a benefit to revenues. KeySpan provides these services internally for its New York and New Hampshire gas distribution subsidiaries.

Interest Rate Derivative Instruments: KeySpan anticipates issuing, subject to execution of definitive agreements, approximately $400 million Senior Unsecured Notes at KEDNY and approximately $100 million Senior Unsecured Notes at KEDLI in the fourth quarter of 2006. The Notes are anticipated to be issued with ten year maturities. KeySpan utilized a $125 million treasury lock, at 4.77%, to hedge the 5-year US Treasury component of the underlying notes and a $125 million treasury lock, at 4.82%, to hedge the 10-year US Treasury component of the underlying notes. At September 30, 2006 the fair value of these derivative instruments was a liability of $2.9 million. The accounting for these derivative instruments is subject to SFAS 71. Therefore, the fair value of these derivatives was recorded as a current liability, with an offsetting position recorded as a regulatory asset on the Consolidated Balance Sheet.

These derivative instruments settled on October 25, 2006 at which time KeySpan paid $0.2 million to the counterparty to the contracts. The loss on the settlement of these contracts has been deferred for future collection from firm gas sales customers consistent with regulatory requirements.

The table below summarizes the fair value of all of the above outstanding derivative instruments at September 30, 2006 and December 31, 2005, and the related line item on the Consolidated Balance Sheet. Fair value is the amount at which derivative instruments could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale.

----------------------------------------------------------------------------
(In Millions of Dollars)                 Sept. 30, 2006    December 31, 2005
----------------------------------------------------------------------------
Gas Contracts:
  Other current assets                          $   26.2           $  132.1
  Other deferred charges                           138.2               75.2
  Regulatory asset                                 257.3               30.9
  Other current liability                         (272.7)             (39.8)
  Other deferred liabilities                       (47.7)             (44.3)
  Regulatory liability                            (122.2)            (175.4)

Oil Contracts:
  Other current assets                                 -                0.5
  Other current liability                           (3.8)              (6.8)

Electric Contracts:
  Other current assets                              20.7               10.2
  Other deferred charges                             0.3                  -
  Other current liability                              -               (0.7)

Interest Rate Contracts:
  Regulatory asset                                   2.8                  -
  Other current liability                           (2.8)                 -
----------------------------------------------------------------------------
                                                $   (3.7)          $  (18.1)
----------------------------------------------------------------------------

Weather Derivatives: The utility tariffs associated with KEDNE's operations do not contain weather normalization adjustments. As a result, fluctuations from normal weather may have a significant positive or negative effect on the results of these operations.

In 2005, we entered into heating-degree day put options, which expired during the first quarter of 2006, to mitigate the effect of fluctuations from normal weather on KEDNE's financial position and cash flows for the 2005/2006 winter heating season - November 2005 through March 2006. These put options would have paid KeySpan up to $40,000 per heating degree day when the actual temperature was below 4,169 heating degree days, or approximately 5% warmer than normal, based on the most recent 20-year average for normal weather. The maximum amount KeySpan would have received on these purchased put options was $16 million. The net premium cost for these options was $1.2 million and was amortized over the heating season. Weather for the entire primary winter heating season -November 2005 through March 2006 - was slightly colder than normal. Therefore, there was no earnings impact associated with these weather derivatives, except for the amortization of the net premium cost. We account for these derivatives pursuant to the requirements of EITF 99-2, "Accounting for Weather Derivatives." In this regard, such instruments are accounted for using the "intrinsic value method" as set forth in such guidance.

In the third quarter of 2006, we entered into heating-degree day put options to mitigate the effect of fluctuations from normal weather on KEDNE's financial position and cash flows for the upcoming 2006/2007 winter heating season - November 2006 through March 2007. These put options will pay KeySpan up to $37,500 per heating degree day when the actual temperature is below 4,159 heating degree days, or approximately 5% warmer than normal, based on the most recent 20-year average for normal weather. The maximum amount KeySpan will receive on these purchased put options is $15 million. The net premium cost for these options is $1.7 million and will be amortized over the heating season.

Credit and Collateral:

Derivative contracts are primarily used to manage exposure to market risk arising from changes in commodity prices and interest rates. In the event of non-performance by a counterparty to a derivative contract, the desired impact may not be achieved. The risk of counterparty non-performance is generally considered a credit risk and is actively managed by assessing each counterparty credit profile and negotiating appropriate levels of collateral and credit support. In instances where the counterparties' credit quality has declined, or credit exposure exceeds certain levels, we may limit our credit exposure by restricting new transactions with counterparties, requiring additional collateral or credit support and negotiating the early termination of certain agreements. At September 30, 2006, KeySpan has received $5.6 million from its counterparties as collateral associated with outstanding derivative contracts. This amount has been recorded as restricted cash, with an offsetting position in current liabilities on the Consolidated Balance Sheet. At September 30, 2006, KeySpan has $51.6 million of outstanding margin calls to its counterparties for open derivative instruments associated with its strategy to minimize fluctuations in gas sales prices to its regulated firm gas sales customers.

We believe that our credit risk related to the above mentioned derivative financial instruments is no greater than the risk associated with the primary contracts which they hedge and that the elimination of a portion of the price risk reduces volatility in the reported results of operations, financial position and cash flows and lowers overall business risk.

5. RECENT ACCOUNTING PRONOUNCEMENTS

On September 29, 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard 158 ("SFAS 158") "Employers' Accounting for Defined Benefit Pensions and Other Postretirement Benefit Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)." SFAS 158 requires employers to fully recognize all postretirement plans funded status on the balance sheet as a net liability or asset and will require an offsetting adjustment to accumulated other comprehensive income in shareholders' equity. KeySpan estimates, using actual results through January 1, 2006 adjusted for the amortization of unrecognized gains and losses and prior service cost during
2006, that the pre-tax increase in its total postretirement liabilities resulting from the adoption of the recognition provisions of SFAS 158 will be approximately $1 billion. Certain of KeySpan's subsidiaries are subject to deferral accounting requirements pursuant to rate agreements with the NYPSC and the Massachusetts Department of Telecommunications and Energy ("MADTE"). Further, KeySpan has certain contractual rights to reimbursement for postretirement liabilities in its agreements with the Long Island Power Authority ("LIPA"). As such, a portion of the offsetting position to the increase in the total postretirement liabilities will be reflected as a regulatory asset and long-term receivable. The amount to be recorded as a regulatory asset and long-term receivable and the related impact on shareholders' equity is subject to final determination. At this point in time, KeySpan believes that it will remain in compliance with all applicable financial covenants upon implementation of SFAS 158. SFAS 158 does not change how postretirement benefits are accounted for and reported in the income statement; companies will continue to apply existing accounting guidance. KeySpan is currently reviewing the income tax implications, if any, of SFAS 158.

The recognition and disclosure provisions of SFAS 158 are effective for fiscal years ending after December 15, 2006, on a prospective basis. SFAS 158 does not permit retroactive application of its provisions; however, SFAS 158 requires footnote disclosure of the incremental effect on the balance sheet on a line item basis in the year of adoption.

On September 15, 2006, the FASB issued SFAS 157 "Fair Value Measurements." This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value. This Statement expands the disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value, the recurring fair value measurements using significant unobservable inputs and the effect of the measurement on earnings (or changes in net assets) for the period. The guidance in this Statement also applies for derivatives and other financial instruments measured at fair value under Statement 133

"Accounting for Derivative Instruments and Hedging Activities" at initial recognition and in all subsequent periods. This Statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. KeySpan is currently reviewing the requirements of this Statement, and at this point in time cannot determine what impact, if any, this Statement will have on its results of operations or financial position. This Statement will have no impact on cash flow.

On July 13, 2006, the FASB issued Interpretation No. 48 "Accounting for Uncertainty In Income Taxes." The FASB, in its interpretation of SFAS 109,
"Accounting for Income Taxes," seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement requirements related to accounting for income taxes. The Interpretation requires application for fiscal years beginning after December 15, 2006. KeySpan is currently reviewing the requirements of this Statement, and at this point in time cannot determine what impact, if any, this Statement will have on its results of operations or financial position. This Statement will have no impact on cash flow.

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

6. FINANCIAL GUARANTEES AND CONTINGENCIES

Variable Interest Entity: KeySpan has an arrangement with a variable interest entity through which it leases a portion of the Ravenswood Facility. We acquired the Ravenswood Facility, a 2,200-megawatt electric generating facility located in Queens, New York, in part, through the variable interest entity, from Consolidated Edison on June 18, 1999, for approximately $597 million. In order to reduce the initial cash requirements, we entered into a lease agreement (the "Master Lease") with a variable interest, unaffiliated financing entity that acquired a portion of the facility, or three steam generating units, directly from Consolidated Edison and leased it to our subsidiary, KeySpan Ravenswood LLC. The variable interest unaffiliated financing entity acquired the property for $425 million, financed with debt of $412.3 million (97% of capitalization) and equity of $12.7 million (3% of capitalization). KeySpan has no ownership interests in the units or the variable interest entity. KeySpan has guaranteed all payment and performance obligations of KeySpan Ravenswood, LLC, under the Master Lease. Monthly lease payments substantially equal the monthly interest expense on such debt securities.

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

We have classified the Master Lease as $412.3 million of long-term debt on the Consolidated Balance Sheet based on our current status as primary beneficiary. Further, we have an asset on the Consolidated Balance Sheet for an amount substantially equal to the fair market value of the leased assets at the inception of the lease, less depreciation since that date, or approximately $311.4 million. If KeySpan Ravenswood LLC, was not able to fulfill its payment obligations with respect to the Master Lease payments, then the maximum amount KeySpan would be exposed to under its current guarantees would be $425 million plus the present value of the remaining lease payments through June 20, 2009.

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

Asset Retirement Obligations: KeySpan has various asset retirement obligations primarily associated with its gas distribution and electric generation activities. These obligations have remained substantially unchanged from December 31, 2005, except for normal accretion adjustments. Generally, KeySpan's largest asset retirement obligations relate to: (i) legal requirements to cut (disconnect from the gas distribution system), purge (clean of natural gas and

PCB contaminants) and cap gas mains within its gas distribution and transmission system when mains are retired in place; or dispose of sections of gas main when removed from the pipeline system; (ii) cleaning and removal requirements associated with storage tanks containing waste oil and other waste contaminants; and (iii) legal requirements to remove asbestos upon major renovation or demolition of structures and facilities. At September 30, 2006, these obligations total $49.4 million. See KeySpan's Annual Report on Form 10-K for the year ended December 31, 2005, Note 7 to the Consolidated Financial Statements "Contractual Obligations, Financial Guarantees and Contingencies" for additional information regarding these obligations.

Environmental Matters

New York Sites: Within the State of New York we have identified 43 historical manufactured gas plant ("MGP") sites and related facilities, which were owned or operated by KeySpan subsidiaries or such companies' predecessors. These former sites, some of which are no longer owned by KeySpan, have been identified to the Department of Environmental Conservation ("DEC") for inclusion on appropriate site inventories. Administrative Orders on Consent ("ACO") or Voluntary Cleanup Agreements ("VCA") have been executed with the DEC to address the investigation and/or remediation activities associated with certain sites and one waterway. In March 2005, KeySpan withdrew its previously filed applications under the DEC's Brownfield Cleanup Program ("BCP") because of the uncertainty associated with the effect emerging case law will have on contribution suits which may be brought against other parties who impacted these sites for their share of remedial cost. KeySpan continues to evaluate how to proceed with respect to participation in the BCP or alternative DEC remediation programs. Regardless of which cleanup program is ultimately employed, KeySpan fully intends to investigate and remediate these sites, as necessary, and has adjusted its planned expenditures accordingly.

KeySpan has identified 28 of these sites as being associated with the historical operations of KEDNY. One site has been fully remediated. Subject to the issues described in the preceding paragraph, the remaining 27 sites will be investigated and, if necessary, remediated under the terms and conditions of ACOs, VCAs, or Brownfield Cleanup Agreements ("BCA"). Expenditures incurred to date by us with respect to KEDNY MGP-related activities total $75.2 million.

The remaining 15 sites have been identified as being associated with the historical operations of KEDLI. One site has been fully investigated and requires no further action. Subject to the issues described above, the remaining sites will be investigated and, if necessary, remediated under the terms and conditions of ACOs, VCAs, or BCAs. Expenditures incurred to date by us with respect to KEDLI MGP-related activities total $59.1 million.

KeySpan presently estimates the remaining cost of its KEDNY and KEDLI MGP-related environmental remediation activities will be $333.7 million, which amount has been accrued by us as a reasonable estimate of probable cost for known sites. However, remediation costs for each site may be materially higher than noted, depending upon changing technologies and regulatory standards, selected end use for each site, and actual environmental conditions encountered. With respect to remediation costs, KEDNY and KEDLI rate plans generally provide for the recovery from customers of investigation and remediation costs of certain sites. At September 30, 2006, we have reflected a regulatory asset of $378.4 million for KEDNY/KEDLI MGP sites. In October 2003, KEDNY and KEDLI filed a joint petition with the NYPSC seeking rate treatment for additional environmental costs that may be incurred at all of the New York MGP sites. That petition is still pending. KeySpan has recently filed proposed rate plans for KEDNY and KEDLI with the NYPSC as part of its application for approval of the KeySpan / National Grid plc merger, as well as individual applications for a proposed annual increase in revenues for KEDNY and KEDLI. Among other things, these filings seek recovery of deferred expenses associated with remediation of MGP sites, as well as recovery of ongoing remediation expenses. See the "Introduction to the Notes to the Consolidated Financial Statements" for additional details on the filings.

KeySpan is also responsible for environmental obligations associated with the Ravenswood Facility, purchased from Consolidated Edison in 1999, including remediation activities associated with its historical operations and those of the MGP facilities that formerly operated at the site. KeySpan is not responsible for liabilities arising from disposal of waste at off-site locations prior to the acquisition closing and any monetary fines arising from Consolidated Edison's pre-closing conduct. We presently estimate the remaining environmental clean up activities for this site will be $1.5 million, which amount has been accrued by us. Expenditures incurred to date total $3.5 million.

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

KeySpan presently estimates the remaining cost of the Massachusetts KEDNE MGP-related environmental cleanup activities will be $10.5 million, which amount has been accrued by us as a reasonable estimate of probable cost for known sites, however remediation costs for each site may be materially higher than noted, depending upon changing technologies and regulatory standards, selected end use for each site, and actual environmental conditions encountered. Expenditures incurred since the November 8, 2000, the acquisition date of these subsidiaries, with respect to these MGP-related activities total $32.8 million.

KeySpan may have or share responsibility under applicable environmental laws for the remediation of 10 MGP sites and related facilities associated with the historical operations of EnergyNorth in New Hampshire. At four of these sites, KeySpan has entered into cost sharing agreements with other parties who share responsibility for remediation of these sites. EnergyNorth also entered into an agreement with the United States Environmental Protection Agency ("EPA") for the contamination from the Nashua site that was allegedly commingled with asbestos at the so-called Nashua River Asbestos Site, adjacent to the Nashua MGP site. The Nashua River Asbestos Site now has been fully remediated.

KeySpan presently estimates the remaining cost of EnergyNorth MGP-related environmental cleanup activities will be $26.7 million, which amount has been accrued as a reasonable estimate of probable cost for known sites, however, remediation costs for each site may be materially higher than noted, depending upon changing technologies and regulatory standards, selected end use for each site and actual environmental conditions encountered. Expenditures incurred since November 8, 2000, the acquisition date of this subsidiary, with respect to the MGP-related activities total $21.7 million.

By rate orders, the Massachusetts Department of Telecommunications and Energy ("MADTE") and the New Hampshire Public Utility Commission ("NHPUC") provide for the recovery of site investigation and remediation costs and, accordingly, at September 30, 2006, we have reflected a regulatory asset of $49.3 million for the KEDNE MGP sites.

KeySpan New England, LLC Sites: KeySpan is aware of three non-utility sites associated with KeySpan New England, LLC, a successor company to Eastern Enterprises, for which it may have or share environmental remediation or ongoing maintenance responsibility. These three sites, located in Philadelphia, Pennsylvania, New Haven, Connecticut and Everett, Massachusetts, were associated with historical operations involving the production of coke and related industrial processes. Honeywell International, Inc. and Beazer East, Inc. (both former owners and/or operators of certain facilities at Everett (the "Everett Facility") together with KeySpan, have entered into an ACO with the Massachusetts Department of Environmental Protection for the investigation and development of a remedial response plan for a portion of that site. In 1989, KeySpan, Honeywell and Beazer East entered into a cost-sharing agreement under which each company agreed to pay one-third of the costs of compliance with the consent order, while preserving any claims it may have against the other companies for, among other things, reallocation of proportionate liability. In
2002, Beazer East commenced an action in the U.S. District Court for the Southern District of New York, which sought a judicial determination on the allocation of liability for the Everett Facility. A confidential settlement agreement has been executed on favorable terms to KeySpan and the Beazer lawsuit has been discontinued.

KeySpan presently estimates the remaining cost of the environmental cleanup activities for these three non-utility sites will be approximately $13.4 million, which amount has been accrued as a reasonable estimate of probable costs for known sites however, remediation costs for each site may be materially higher than noted, depending upon changing technologies and regulatory standards, selected end use for each site, and actual environmental conditions encountered. Expenditures incurred since November 8, 2000, with respect to these sites total $19.5 million.

KeySpan believes that in the aggregate, the accrued liability for these MGP sites and related facilities identified above are reasonable estimates of the probable cost for the investigation and remediation of these sites and facilities. As circumstances warrant, we periodically re-evaluate the accrued liabilities associated with MGP sites and related facilities. We may be required to investigate and, if necessary, remediate each site previously noted, or other currently unknown former sites and related facility sites, the cost of which is not presently determinable but may be material to our financial position, results of operations or cash flows.

Insurance Settlements: KeySpan has entered into confidential settlement agreements with certain of its insurance carriers for recovery of costs associated with the investigation and remediation of its MGP sites and the KeySpan New England LLC non-utility sites. Pursuant to these settlements, KeySpan recorded a benefit of $5.5 million in its Consolidated Statement of Income for the nine months ended September 30, 2006, reflecting the benefit accruing to KeySpan's shareholders. Recovery of environmental costs from insurance carriers associated with utility MGP sites are refunded to KeySpan's ratepayers, subject to certain sharing provisions. During the past year, KeySpan has received approximately $20 million from insurance carriers in settlements for recovery of environmental costs associated with remediation of MGP sites.

See KeySpan's  Annual  Report on Form 10-K for the year ended  December 31, 2005
Note 7, to those Consolidated Financial Statements "Contractual Obligations, Financial Guarantees and Contingencies" for further information on environmental matters.

Legal Matters

From time to time KeySpan is subject to various legal proceedings arising out of the ordinary course of its business. Except as described below, or in KeySpan's Annual Report on Form 10-K for the year ended December 31, 2005, we do not consider any of such proceedings to be material to our business or likely to result in a material adverse effect on results of operations, financial condition or cash flows.

On March 20, 2006, a purported class action lawsuit was filed alleging breach of fiduciary duty against KeySpan and its directors. The complaint, which was filed in the New York State Supreme Court for the County of Kings (the "Court"), related to the execution of the Merger Agreement with National Grid plc and alleged that the merger consideration which KeySpan's stockholders would receive in connection with the proposed merger transaction was inadequate and unfair because the transaction value of $42.00 for each share of KeySpan's common stock outstanding did not provide its stockholders with a meaningful premium over the market price of the common stock. On April 19, 2006, we moved to dismiss the complaint for failure to state a cause of action upon which relief could be granted. On May 26, 2006, the plaintiff served an amended complaint adding National Grid plc as a defendant. The amended complaint alleged that National

Grid plc aided and abetted the alleged breach of fiduciary duties and added claims of inadequate disclosure with respect to KeySpan's preliminary proxy materials. In June 2006, the parties agreed in principle to settle the case, the terms of which provide for, among other things, the inclusion of additional disclosures in our 2006 Annual Meeting Proxy Statement concerning the background and principle events leading to execution of the Merger Agreement, as well as the payment of plaintiff's counsel fees of up to $350,000 following closing of the transaction. In October 2006, definitive settlement documents were executed by the parties and submitted to the Court. The settlement remains subject to a number of conditions, including Court approval following notice to shareholders.

On July 12, 2006, a purported class action was filed alleging damages resulting from contamination associated with the historic operations of the former manufactured gas plant in Bay Shore, New York. On September 6, 2006 KeySpan filed a motion to dismiss this matter which is pending. In addition, on October 31, 2006, a lawsuit was filed alleging damages resulting from the contamination associated with the historic operations of a former manufactured gas plant in Staten Island, New York. KeySpan has been conducting site investigation and remediation activities at this location pursuant to an Order on Consent with the DEC. KeySpan intends to contest each of these proceedings vigorously. At this time, we are unable to predict what effect, if any, the outcome of these proceedings will have on our financial condition, results of operations and cash flows.

Other Contingencies: We derive a substantial portion of our revenues in the Electric Services segment from a series of agreements with LIPA pursuant to which we manage LIPA's transmission and distribution system and supply the majority of LIPA's customers' electricity needs. KeySpan and LIPA have entered into agreements to extend, amend, and restate these contractual arrangements. See Note 10 "2006 LIPA Settlement" for a further discussion of these agreements.

LIPA completed its strategic review initiative that it had undertaken in connection with, among other reasons, its option under the Generation Purchase Rights Agreement with KeySpan. As part of its review, LIPA engaged a team of advisors and consultants, held public hearings and explored its strategic options, including continuing its existing operations, municipalizing, privatizing, selling some, but not all of its assets, becoming a regulator of rates and services, or merging with one or more utilities. Upon completion of its strategic review, LIPA determined that it would continue its existing operations and entered into the renegotiated 2006 LIPA Agreements that are discussed in Note 10 "2006 LIPA Settlement." Following the announcement of the proposed acquisition of KeySpan by National Grid plc, LIPA, National Grid plc and KeySpan have engaged in discussions concerning the impact of the transaction on LIPA's operations. At this time, we are unable to determine what impact, if any, such discussions may have on the 2006 LIPA Agreements and the receipt and timing of governmental approvals relating thereto.

As reported in KeySpan's Annual Report on Form 10-K for the year ended December 31, 2005, pursuant to indemnity obligations contained in the Long Island Lighting Company ("LILCO") / KeySpan merger agreement, KeySpan has been in discussions with the Internal Revenue Service ("IRS") with regard to LILCO's tax returns for the tax years ended December 31, 1996 through March 31, 1999, and KeySpan's and the Brooklyn Union Gas Company's tax returns for the years ended
September 30, 1997 through December 31, 1998. Two issues were resolved in the second quarter of 2006. It is anticipated that the remaining issues, including the primary issue relating to the valuation of certain assets transferred in the KeySpan/LILCO business combination, will be settled following approval by the Joint Committee on

Taxation. The IRS submitted the case to the Joint Committee on Taxation on October 30, 2006. Additionally, the IRS recently commenced the examination of KeySpan's tax returns for the years ended 2002 and 2003. At this time, we cannot predict the result of these audits. See Note 11 "Income Taxes" for additional information.

Financial Guarantees

KeySpan has issued financial guarantees in the normal course of business, on behalf of its subsidiaries, to various third party creditors. At September 30, 2006, the following amounts would have to be paid by KeySpan in the event of non-payment by the primary obligor at the time payment is due:

------------------------------------------------------------------------------------------
                                                               Amount of   Expiration
  Nature of Guarantee (In Millions of Dollars)                 Exposure       Dates
------------------------------------------------------------------------------------------
Guarantees for Subsidiaries
  Medium-Term Notes - KEDLI                       (i)          $   525.0   2008 - 2010
  Industrial Development Revenue Bonds            (ii)             128.3       2027
  Ravenswood - Master Lease                       (iii)            425.0       2009
  Ravenswood - Sale/leaseback                     (iv)             403.5       2019
  Surety Bonds                                    (v)               71.4   2006 - 2008
  Commodity Guarantees and Other                  (vi)              77.0   2006 - 2009
  Letters of Credit                               (vii)             80.3   2006 - 2010
------------------------------------------------------------------------------------------
                                                               $ 1,710.5
------------------------------------------------------------------------------------------

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

(v) KeySpan has agreed to indemnify the issuers of various surety and performance bonds associated with certain construction projects being performed by certain current or former subsidiaries. In the event that the subsidiaries fail to perform their obligations under contracts, the injured party may demand that the surety make payments or provide services under the bond. KeySpan would then be obligated to reimburse the surety for any expenses or cash outlays it incurs. Although KeySpan is not guaranteeing any new bonds for any of the former subsidiaries, KeySpan's indemnity obligation supports the contractual obligation of these former subsidiaries. KeySpan has also received from a former subsidiary an indemnity bond issued by a third party insurance company, the purpose of which is to reimburse KeySpan in an amount up to $80 million in the event it is required to perform under all other indemnity obligations previously incurred by KeySpan to support such company's bonded projects existing prior to divestiture. At September 30, 2006, the total cost to complete such remaining bonded projects is estimated to be approximately $26.5 million.

(vi) KeySpan has guaranteed commodity-related payments for subsidiaries within the Energy Services segment, as well as KeySpan Ravenswood, LLC. These guarantees are provided to third parties to facilitate physical and financial transactions involved in the purchase of natural gas, oil and other petroleum products for electric production and marketing activities. The guarantees cover actual purchases by these subsidiaries that are still outstanding as of September 30, 2006.

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

Under this Plan, 19,250,000 shares were authorized for issuance of which the total shares awarded to date include 16.9 million stock options, 222,143 shares of restricted stock, and 891,555 performance shares. At September 30, 2006, after adjusting for forfeitures, there are approximately 3.1 million shares still eligible to be granted under the Incentive Plan. In addition, under previous plans, there were an additional 1.7 million shares authorized for which approximately 1.2 million stock options were awarded.

In 2005, KeySpan continued to apply APB Opinion 25 "Accounting for Stock Issued to Employees," in accounting for grants awarded prior to January 1, 2003. No compensation cost had been recognized for these stock option awards since the exercise prices and market values were equal on the grant dates. Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under the plans consistent with SFAS 123 "Accounting for Stock-Based Compensation," our net income and earnings per share for the three and nine months ended September 30, 2005 would have decreased to the pro-forma amounts indicated below:

-------------------------------------------------------------------------------------------------------
                                                              Three Months Ended     Nine Months Ended
(In Millions of Dollars, Except Per Share Amounts)             September 30, 2005    September 30, 2005
-------------------------------------------------------------------------------------------------------
Earnings available for common stock:
As reported                                                             $   22.6              $  273.2
     Add: recorded stock-based compensation expense, net of tax              1.3                   7.4
     Deduct: total stock-based compensation expense, net of tax             (1.8)                 (8.8)
-------------------------------------------------------------------------------------------------------
Pro-forma earnings                                                      $   22.1              $  271.8
-------------------------------------------------------------------------------------------------------
Earnings per share:
     Basic - as reported                                                $   0.13              $   1.62
     Basic - pro-forma                                                  $   0.13              $   1.61

     Diluted - as reported                                              $   0.13              $   1.61
     Diluted - pro-forma                                                $   0.13              $   1.60
-------------------------------------------------------------------------------------------------------

In 2003, KeySpan adopted the prospective method of transition of accounting for stock based compensation expense in accordance with SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure". Accordingly, compensation expense has been recognized by employing the fair value recognition provisions of SFAS 123 for grants awarded after January 1, 2003. In January 2006, KeySpan adopted SFAS 123 (revised 2004) "Share-Based Payment ("SFAS 123R")." The implementation of this standard required KeySpan to expense certain stock options that had previously been accounted for under the requirements of APB Opinion 25 and related Interpretations, i.e. awards issued prior to January 1, 2003. No compensation cost had been recognized for these fixed stock option plans in the Consolidated Financial Statements since the exercise prices and market values were equal on the grant dates. For the nine months ended September 30, 2006, KeySpan recorded an expense of $1.0 million for stock option awards previously accounted for under APB 25 and which have not fully vested.

The following table presents the actual expense for all of KeySpan's stock based compensation awards recorded in the Consolidated Statement of Income for the periods indicated.

----------------------------------------------------------------------------------------------------------
                                                                                 Nine Months Ended
                                                                         September 30,       September 30,
(In Millions of Dollars, Except Per Share Amounts)                             2006               2005
----------------------------------------------------------------------------------------------------------
Performance shares                                                              $  6.1              $ 2.5
Restricted stock                                                                   3.9                0.6
Stock options                                                                      4.6                4.2
EDSPP discount                                                                     3.8                3.9
----------------------------------------------------------------------------------------------------------
Total stock-based compensation included in operations and maintenance expense     18.4               11.2
Income tax benefit                                                                (6.4)              (3.9)
----------------------------------------------------------------------------------------------------------
Total stock based compensation expense, net of tax                              $ 12.0              $ 7.3
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

During the nine months ended September 30, 2006 and 2005, cash received from stock options exercised was $24.9 million and $42.7 million, respectively. The actual tax benefit realized for tax deductions from stock options exercised was $2.6 million and $5.3 million for the nine months ended September 30, 2006 and 2005, respectively. The benefits received from these tax deductions were less than the recognized compensation expense and accordingly there were no excess tax deductions reported in the financing section of the Consolidated Statement of Cash Flows.

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

The 2006 performance share award reflects the new performance condition criteria under SFAS 123R. In 2006, 314,560 performance shares were granted to officers. Performance shares were granted with a three-year performance period with a threshold, target and maximum performance level. The number of performance shares earned at the end of the performance period can range from 0% to 150% of the shares granted and will be linked to two performance measures: the percentage improvement in return on invested capital, or "ROIC," and KeySpan's cumulative three-year total stockholder return, or "TSR," relative to the cumulative three-year TSR for the Standard and Poor's Utilities Group, using a matrix approach that encompasses both measures. The ROIC goal will act as the primary trigger. If the ROIC goal performance is below the threshold level, all shares shall be forfeited without payment. Upon a change of control, performance shares shall be distributed based upon the greater of the number of performance shares awarded at target level or the number of shares earned based on actual performance through the change of control date. Performance share awards were priced at fair value on the date of grant. The unearned compensation as of September 30, 2006 associated with all of the performance share awards was $13.8 million.

Restricted Stock Awards

KeySpan has made certain grants of restricted stock to officers and directors under the Incentive Plan. Awards of restricted stock were made in 2002, 2005 and 2006. These awards may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to these awards is being amortized to compensation expense over the period in which the awards vest. The share-based expense for these awards was determined based on the fair value of the stock at the date of grant applied to the total number of shares that were anticipated to fully vest. The 2002 and 2005 awards will be fully expensed by the end of this year and the 2006 award was expensed in the first quarter of 2006. Upon a change of control, all restricted stock awards will vest immediately. The unearned compensation as of September 30, 2006, associated with these awards was $0.1 million.

Employee Discount Stock Purchase Plan

KeySpan's Employee Discount Stock Purchase Plan ("EDSPP") allows KeySpan employees to purchase shares of KeySpan stock at a 10% discount through payroll deductions. KeySpan is currently expensing the discount. The number of shares of common stock authorized for issuance under the EDSPP is 1,750,000 shares and there are 414,602 shares remaining to be issued.

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

The value of all stock option grants are estimated on the date of the grant using the Black-Scholes option-pricing model. There were no stock options granted in 2006. The following table presents the weighted average fair value, exercise price and assumptions used for the 2005 stock option grant:

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
---------------------------------------------------

A summary of the status of our fixed stock option plans and changes is presented below for the nine months ended September 30, 2006:

------------------------------------------------------------------------------------------
                                                              Weighted         Aggregate
                                                               Average     Intrinsic Value
       Fixed Options                         Shares         Exercise Price    (In Millions)
------------------------------------------------------------------------------------------
Outstanding at beginning of period          10,443,055           $ 33.74
Granted during the year                              -           $     -
Exercised                                     (774,984)          $ 32.18
Forfeited                                     (136,436)          $ 36.77
------------------------------------------------------------------------------------------
Outstanding at end of period                 9,531,635           $ 33.82      $ 65.4
------------------------------------------------------------------------------------------
Exercisable at end of period                 6,984,633           $ 32.74      $ 55.5
------------------------------------------------------------------------------------------

The total intrinsic value of the options exercised during the nine months ended September 30, 2006 and 2005 was approximately $6.6 million and $11.4 million, respectively.

------------------------------------------------------------------------------------------------------------------------------------
Remaining    Options Outstanding at    Weighted Average     Range of       Options Exercisable at   Weighted Average    Range of
Contractual    September 30, 2006       Exercise Price    Exercise Price      September 30, 2006    Exercise Price    Exercise Price
Life
------------------------------------------------------------------------------------------------------------------------------------
 1 years                    -               $     -            $ -                        -             $     -           $ -
 2 years              185,000               $ 32.63          $32.63                 185,000             $ 32.63         $32.63
 3 years              704,625               $ 28.00      $ 24.73 - 29.38            704,625             $ 28.00     $ 24.73 - 29.38
 4 years              382,181               $ 26.97      $ 21.99 - 27.06            382,181             $ 26.97     $ 21.99 - 27.06
 5 years              972,837               $ 22.69      $ 22.50 - 32.76            972,837             $ 22.69     $ 22.50 - 32.76
 6 years            1,557,199               $ 39.50          $39.50               1,557,199             $ 39.50         $39.50
 7 years            1,769,595               $ 32.66          $32.66               1,436,495             $ 32.66         $32.66
 8 years            1,174,801               $ 32.40          $32.40                 770,961             $ 32.40         $32.40
 9 years            1,424,134               $ 37.54          $37.54                 656,945             $ 37.54         $37.54
 10 years           1,361,263               $ 39.25          $39.25                 318,390             $ 39.25         $39.25
------------------------------------------------------------------------------------------------------------------------------------
                    9,531,635                                                     6,984,633
------------------------------------------------------------------------------------------------------------------------------------

As of September 30, 2006, there are approximately 2.5 million options which have not yet vested. The unearned compensation cost related to these stock option awards is $4.7 million which is expected to be recognized over a weighted average period of 2 years.

8. POSTRETIREMENT BENEFITS

Pension Plans: The following information represents the consolidated net periodic pension cost for the three and nine months ended September 30, 2006 and 2005, for our noncontributory defined benefit pension plans which cover substantially all employees. Benefits are based on years of service and compensation. Funding for pensions is in accordance with requirements of federal law and regulations. KEDLI and Boston Gas Company are subject to certain deferral accounting requirements mandated by the NYPSC and the MADTE, respectively for pension costs and other postretirement benefit costs. Further, KeySpan's electric subsidiaries are subject to certain "true-up" provisions in accordance with the LIPA service agreements.

The calculation of net periodic pension cost is as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                         Three Months Ended September 30,           Nine Months Ended September 30,
(In Millions of Dollars)                                    2006                   2005                2006                 2005
------------------------------------------------------------------------------------------------------------------------------------
Service cost, benefits earned during the period     $        14.9         $         14.2       $       47.0         $       42.5
Interest cost on projected benefit obligation                39.1                   37.1              116.3                111.4
Expected return on plan assets                              (45.5)                 (43.2)            (139.5)              (129.8)
Net amortization and deferral                                22.7                   18.4               66.5                 55.4
------------------------------------------------------------------------------------------------------------------------------------
Total pension cost                                  $        31.2         $         26.5       $       90.3         $       79.5
------------------------------------------------------------------------------------------------------------------------------------

Other Postretirement Benefits: The following information represents the consolidated net periodic other postretirement benefit cost for the three and nine months ended September 30, 2006 and 2005 for our noncontributory defined benefit plans covering certain health care and life insurance benefits for retired employees. We have been funding a portion of future benefits over employees' active service lives through Voluntary Employee Beneficiary Association ("VEBA") trusts. Contributions to VEBA trusts are tax deductible, subject to limitations contained in the Internal Revenue Code.

Net  periodic   other   postretirement   benefit  cost  included  the  following
components:

---------------------------------------------------------------------------------------------------------------------------------
                                                      Three Months Ended September 30,            Nine Months Ended September 30,
(In Millions of Dollars)                                   2006                 2005                  2006                 2005
---------------------------------------------------------------------------------------------------------------------------------
Service cost, benefits earned during the period           $  4.7               $  6.1                $ 18.6               $ 18.3
Interest cost on accumulated
   postretirement benefit obligation                        15.9                 19.0                  56.2                 56.8
Expected return on plan assets                              (9.2)                (9.0)                (27.5)               (27.1)
Net amortization and deferral                                9.7                 14.9                  43.0                 44.9
---------------------------------------------------------------------------------------------------------------------------------
Other postretirement cost                                 $ 21.1               $ 31.0                $ 90.3               $ 92.9
---------------------------------------------------------------------------------------------------------------------------------

During the first nine months of 2006, KeySpan contributed $90.0 million to its pension plans and $18.0 million to its other postretirement benefit plans. KeySpan anticipates contributing an additional $12.0 million to its other postretirement benefit plans during the remainder of 2006. Estimated contribution levels are subject to change based on future market returns, interest rates and certain other measurements. Actual contributions, therefore, may vary from these levels.

9. COMMERCIAL PAPER

At September 30, 2006, KeySpan had two credit facilities totaling $1.5 billion - $920 million for five years through 2010, and $580 million through 2009, which continue to support KeySpan's commercial paper program for ongoing working capital needs.

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

The facilities contain certain affirmative and negative operating covenants, including restrictions on KeySpan's ability to mortgage, pledge, encumber or otherwise subject its utility property to any lien, as well as certain financial covenants that require us to, among other things, maintain a consolidated indebtedness to consolidated capitalization ratio of no more than 65% at the last day of any fiscal quarter. Violation of these covenants could result in the termination of the facilities and the required repayment of amounts borrowed thereunder, as well as possible cross defaults under other debt agreements. At September 30, 2006, KeySpan's consolidated indebtedness was 48.3% of its consolidated capitalization and KeySpan was in compliance with all covenants.

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

At September 30, 2006, we had cash and temporary cash investments of $40.0 million. During the first nine months of 2006, we repaid $327.6 million of commercial paper and, at September 30, 2006, $330.0 million of commercial paper was outstanding at a weighted average annualized interest rate of 5.38%. At September 30, 2006, KeySpan had the ability to issue up to an additional $1.2 billion, under its commercial paper program.

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

Each of the 2006 LIPA Agreements will become effective as of January 1, 2006, upon all of the 2006 LIPA Agreements receiving the required governmental approvals; otherwise none of the 2006 LIPA Agreements will become effective. Following the announcement of the proposed acquisition of KeySpan by National Grid plc, LIPA, National Grid plc and KeySpan have engaged in discussions concerning the impact of the transaction on LIPA's operations. At this time, we are unable to determine what impact, if any, the results of such discussions may have on the 2006 LIPA Agreements and the receipt and timing of governmental approvals relating thereto.

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

11. INCOME TAXES

KeySpan's consolidated effective income tax rate, including city and state income taxes, was 33.9% for the nine months ended September 30, 2006 compared to 36.6% for the corresponding period in 2005. During the second quarter of 2006, KeySpan resolved its dispute with the New York City Department of Taxation and Finance with respect to income taxes relating to the operations of its merchant electric generating facility. In addition, pursuant to indemnity obligations contained in the LILCO / KeySpan merger agreement, KeySpan has been in discussions with the IRS with regard to LILCO's tax returns for the tax years ended December 31, 1996 through March 31, 1999 and KeySpan's and The Brooklyn Union Gas Company's tax returns for the years ended September 30, 1997 through December 31, 1998. Two issues were resolved in the second quarter of 2006. As a result of settling the two issues with the IRS, as well as the New York City tax issue, KeySpan realized a tax benefit of $16.4 million for the nine months ended September 30, 2006. It is anticipated that the remaining issues including the primary issue relating to the valuation of certain assets transferred in the KeySpan/LILCO business combination of May 1998 will be settled following approval by the Joint Committee on Taxation. The IRS submitted the case to the Joint Committee on Taxation on October 30, 2006. Further, a $3.4 million benefit was recorded in the third quarter of 2006 reflecting an accrual for prior investment tax credits that KeySpan is entitled to. KeySpan has recently filed amended tax returns to reflect its entitlement to investment tax credits for the period 2000 through 2004. The decrease in the effective tax rate for the nine months ended September 30, 2006 compared to the same period in 2005, was primarily due to the aforementioned items.

The IRS has also recently commenced the examination of KeySpan's tax returns for the years ended December 31, 2002 and 2003. At this time, we cannot predict the result of these audits.

12. GAS EXPLORATION AND PRODUCTION PROPERTY - DEPLETION

KeySpan has gas exploration and production activities through its two wholly-owned subsidiaries - KeySpan Exploration and Production, LLC ("KeySpan Exploration") and Seneca-Upshur Petroleum, Inc. ("Seneca-Upshur"). At September 30, 2006, these subsidiaries had net exploration and production property in the amount of $73.7 million. These assets are accounted for under the full cost method of accounting. Under the full cost method, costs of acquisition, exploration and development of natural gas and oil reserves plus asset retirement obligations are capitalized into a "full cost pool" as incurred. Unproved properties and related costs are excluded from the depletion and amortization base until a determination is made as to the existence of proved reserves. Properties are depleted and charged to operations using the unit of production method using proved reserve quantities.

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

As of September 30, 2006, KeySpan estimated that its capitalized costs exceeded the ceiling test limitation by $25.8 million. KeySpan used an average wellhead price of $3.63 per MCF for this measurement. In accordance with current SEC guidelines, we have included estimated future cash flows from our hedging program in the ceiling test calculation. At September 30, 2006, Seneca-Upshur's cash flow hedges had an average fixed price of approximately $7.00 per MCF. Therefore, since the fixed price of $7.00 MCF was in excess of the average wellhead price of $3.63 per MCF, the cash flow hedges resulted in a favorable impact to the ceiling test calculation of $15.2 million.

Subsequent to September 30, 2006, the average wellhead price increased substantially and was $7.77 per MCF on October 26, 2006. As permitted by current SEC guidelines, KeySpan elected to use this measurement date to re-compute the ceiling test limitation. Based on this price, KeySpan determined that its capitalized costs did not exceed the ceiling test limitation, and as a result, a non-cash impairment charge was not recorded in the third quarter of 2006. As noted previously, at September 30, 2006, Seneca-Upshur's cash flow hedges had an average fixed price of approximately $7.00 per MCF. Therefore, since the fixed price of $7.00 MCF was below the more current average wellhead price of $7.77 per MCF, the cash flow hedges resulted in an unfavorable impact to the re-computed ceiling test calculation of $3.5 million.


13. KEYSPAN GAS EAST CORPORATION SUMMARY FINANCIAL INFORMATION

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

---------------------------------------------------------------------------------------------------------------------------------
                               Statement of Income
---------------------------------------------------------------------------------------------------------------------------------
                                                                         Three Months Ended September 30, 2006
(In Millions of Dollars)                              Guarantor        KEDLI    Other Subsidiaries   Eliminations   Consolidated
--------------------------------------------------------------------------------------------------------------------------------
                                                   -----------------------------------------------------------------------------
Revenues                                                $   0.2       $ 163.3           $ 1,055.2     $     (0.2)     $ 1,218.5
                                                   -----------------------------------------------------------------------------
Operating Expenses
  Purchased gas                                               -         112.9               248.6              -          361.5
  Fuel and purchased power                                    -             -               172.6              -          172.6
  Operations and maintenance                               13.0          33.3               326.4              -          372.7
  Intercompany expense                                        -           1.3                (1.1)          (0.2)             -
  Depreciation and amortization                               -          15.0                69.2              -           84.2
  Operating taxes                                             -          15.5                80.4              -           95.9
                                                   -----------------------------------------------------------------------------
Total Operating Expenses                                   13.0         178.0               896.1           (0.2)       1,086.9
                                                   -----------------------------------------------------------------------------
Income from equity investments                                -             -                 4.2              -            4.2
                                                   -----------------------------------------------------------------------------
Operating Income (Loss)                                   (12.8)        (14.7)              163.3              -          135.8
                                                   -----------------------------------------------------------------------------

Interest charges                                          (42.5)        (13.4)              (20.5)           9.3          (67.1)
Other income and (deductions)                              93.9           1.1               (16.8)         (70.2)           8.0
                                                   -----------------------------------------------------------------------------
Total Other Income and (Deductions)                        51.4         (12.3)              (37.3)         (60.9)         (59.1)
                                                   -----------------------------------------------------------------------------

Income Taxes (Benefit)                                    (11.7)        (11.5)               49.6              -           26.4
                                                   -----------------------------------------------------------------------------
Net Income (Loss)                                       $  50.3       $ (15.5)          $    76.4     $    (60.9)     $    50.3
                                                   =============================================================================
--------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
                               Statement of Income
---------------------------------------------------------------------------------------------------------------------------------
                                                                        Three Months Ended September 30, 2005
(In Millions of Dollars)                             Guarantor      KEDLI     Other Subsidiaries   Eliminations   Consolidated
--------------------------------------------------------------------------------------------------------------------------------
                                                  ------------------------------------------------------------------------------
Revenues                                                $   0.2     $  185.1           $ 1,118.0        $  (0.2)      $ 1,303.1
                                                  ------------------------------------------------------------------------------
Operating Expenses
  Purchased gas                                               -        136.5               259.2              -           395.7
  Fuel and purchased power                                    -            -               254.6              -           254.6
  Operations and maintenance                                3.5         32.6               328.2              -           364.3
  Intercompany expense                                        -          1.2                (1.0)          (0.2)              -
  Depreciation and amortization                               -         14.1                78.0              -            92.1
  Operating taxes                                             -         15.5                81.6              -            97.1
                                                  ------------------------------------------------------------------------------
Total Operating Expenses                                    3.5        199.9             1,000.6           (0.2)        1,203.8
                                                  ------------------------------------------------------------------------------
 Income from equity investments                               -            -                 2.5              -             2.5
Gain on sale of property                                      -            -                 1.0              -             1.0
                                                  ------------------------------------------------------------------------------
Operating Income (Loss)                                    (3.3)       (14.8)              120.9              -           102.8
                                                  ------------------------------------------------------------------------------

Interest charges                                          (37.3)       (13.7)              (22.4)           6.0           (67.4)
Other income and (deductions)                              50.4          0.3               (28.3)         (26.2)           (3.8)
                                                  ------------------------------------------------------------------------------
Total Other Income and (Deductions)                        13.1        (13.4)              (50.7)         (20.2)          (71.2)
                                                  ------------------------------------------------------------------------------

Income Taxes (Benefit)                                    (12.8)        (9.9)               31.7              -             9.0
                                                  ------------------------------------------------------------------------------
Net Income (Loss)                                       $  22.6     $  (18.3)          $    38.5        $ (20.2)      $    22.6
                                                  ==============================================================================
--------------------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------------
                               Statement of Income
-----------------------------------------------------------------------------------------------------------------------------
                                                                     Nine Months Ended September 30, 2006
(In Millions of Dollars)                           Guarantor       KEDLI    Other Subsidiaries  Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------
                                               ------------------------------------------------------------------------------
Revenues                                            $    0.5       $ 952.9          $ 4,304.4     $     (0.5)     $  5,257.3
                                               ------------------------------------------------------------------------------
Operating Expenses
  Purchased gas                                            -         631.6            1,781.1              -         2,412.7
  Fuel and purchased power                                 -             -              418.3              -           418.3
  Operations and maintenance                            30.2         104.1            1,065.0              -         1,199.3
  Intercompany expense                                     -           4.0               (3.5)          (0.5)              -
  Depreciation and amortization                            -          58.8              236.9              -           295.7
  Operating taxes                                          -          48.5              261.4              -           309.9
                                               ------------------------------------------------------------------------------
Total Operating Expenses                                30.2         847.0            3,759.2           (0.5)        4,635.9
                                               ------------------------------------------------------------------------------
Income from equity investments                             -             -                9.5              -             9.5
 Gain on sale of assets                                    -             -                1.4              -             1.4
                                               ------------------------------------------------------------------------------
Operating Income (Loss)                                (29.7)        105.9              556.1              -           632.3
                                               ------------------------------------------------------------------------------

Interest charges                                      (122.2)        (40.7)             (51.5)          21.7          (192.7)
Other income and (deductions)                          418.8           2.1              (50.7)        (344.6)           25.6
                                               ------------------------------------------------------------------------------
Total Other Income and (Deductions)                    296.6         (38.6)            (102.2)        (322.9)         (167.1)
                                               ------------------------------------------------------------------------------

Income Taxes (Benefit)                                 (40.7)         23.9              174.4              -           157.6
                                               ------------------------------------------------------------------------------
Net Income                                          $  307.6       $  43.4          $   279.5     $   (322.9)     $    307.6
                                               ==============================================================================
-----------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                               Statement of Income
------------------------------------------------------------------------------------------------------------------------------------
                                                                             Nine Months Ended September 30, 2005
(In Millions of Dollars)                                  Guarantor      KEDLI     Other Subsidiaries   Eliminations   Consolidated
------------------------------------------------------------------------------------------------------------------------------------
                                                      ------------------------------------------------------------------------------
Revenues                                                    $   0.5      $ 916.1           $ 4,210.0       $   (0.5)     $  5,126.1
                                                      ------------------------------------------------------------------------------
Operating Expenses
  Purchased gas                                                   -        588.1             1,618.0              -         2,206.1
  Fuel and purchased power                                        -            -               546.9              -           546.9
  Operations and maintenance                                   10.9         96.4             1,036.0              -         1,143.3
  Intercompany expense                                            -          3.7                (3.2)          (0.5)              -
  Depreciation and amortization                                   -         59.1               236.7              -           295.8
  Operating taxes                                                 -         47.8               255.2              -           303.0
                                                      ------------------------------------------------------------------------------
Total Operating Expenses                                       10.9        795.1             3,689.6           (0.5)        4,495.1
                                                      ------------------------------------------------------------------------------
 Income from equity investments                                   -            -                12.5              -            12.5
Gain on sale of property                                          -            -                 1.2              -             1.2
                                                      ------------------------------------------------------------------------------
Operating Income (Loss)                                       (10.4)       121.0               534.1              -           644.7
                                                      ------------------------------------------------------------------------------

Interest charges                                             (104.8)       (46.1)              (64.9)          15.7          (200.1)
Other income and (deductions)                                 364.8          3.2               (62.4)        (313.0)           (7.4)
                                                      ------------------------------------------------------------------------------
Total Other Income and (Deductions)                           260.0        (42.9)             (127.3)        (297.3)         (207.5)
                                                      ------------------------------------------------------------------------------

Income Taxes (Benefit)                                        (25.8)        28.2               157.6              -           160.0
                                                      ------------------------------------------------------------------------------
                                                                                                                                  -
Earnings from Continuing Operations                           275.4         49.9               249.2         (297.3)          277.2
Discontinued Operations                                           -            -                (1.8)             -            (1.8)
                                                      ------------------------------------------------------------------------------
Net Income                                                  $ 275.4      $  49.9           $   247.4       $ (297.3)     $    275.4
                                                      ==============================================================================
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Balance Sheet
------------------------------------------------------------------------------------------------------------------------------------
                                                                             September 30, 2006
(In Millions of Dollars)                          Guarantor          KEDLI      Other Subsidiaries    Eliminations     Consolidated
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash & temporary cash investments               $     8.6        $     3.3          $     28.1        $        -      $     40.0
   Accounts receivable, net                              0.6            101.8               624.8                 -           727.2
   Other current assets                                  2.1            268.5             1,109.1                 -         1,379.7
                                             ---------------------------------------------------------------------------------------
                                                        11.3            373.6             1,762.0                 -         2,146.9
                                             ---------------------------------------------------------------------------------------

                                             ---------------------------------------------------------------------------------------
Equity Investments                                   4,893.5                -               138.7          (4,774.3)          257.9
                                             ---------------------------------------------------------------------------------------
Property
   Gas                                                     -          2,146.0             5,399.8                 -         7,545.8
   Other                                                   -             25.3             3,140.4                 -         3,165.7
   Accumulated depreciation and depletion                  -           (425.5)           (2,782.8)                -        (3,208.3)
                                             ---------------------------------------------------------------------------------------
                                                           -          1,745.8             5,757.4                 -         7,503.2
                                             ---------------------------------------------------------------------------------------
Intercompany Accounts Receivable                       976.1            289.7             1,980.7          (3,246.5)              -
                                             ---------------------------------------------------------------------------------------
Deferred Charges                                     1,971.0            409.3             1,150.1                 -         3,530.4
                                             ---------------------------------------------------------------------------------------
Total Assets                                       $ 7,851.9        $ 2,818.4          $ 10,788.9        $ (8,020.8)     $ 13,438.4
                                             =======================================================================================

LIABILITIES AND CAPITALIZATION
Current Liabilities
   Accounts payable                                $    32.2        $   102.8          $    546.9        $        -      $    681.9
   Commercial paper                                    330.0                -                   -                 -           330.0
   Other current liabilities                           207.8             84.4               342.7                 -           634.9
                                             ---------------------------------------------------------------------------------------
                                                       570.0            187.2               889.6                 -         1,646.8
Intercompany Accounts Payable                          128.8            473.4             1,130.4          (1,732.6)              -
                                             ---------------------------------------------------------------------------------------

Deferred Credits and Other Liabilities
Deferred income tax                                     24.3            364.1               834.0                 -         1,222.4
Other deferred credits and liabilities                 680.1            203.3             1,183.6                 -         2,067.0
                                             ---------------------------------------------------------------------------------------
                                                       704.4            567.4             2,017.6                 -         3,289.4
                                             ---------------------------------------------------------------------------------------
Capitalization
Common shareholders' equity                          4,586.7            939.5             3,815.5          (4,774.3)        4,567.4
Long-term debt                                       1,862.0            650.9             2,920.3          (1,513.9)        3,919.3
                                             ---------------------------------------------------------------------------------------
Total Capitalization                                 6,448.7          1,590.4             6,735.8          (6,288.2)        8,486.7
                                             ---------------------------------------------------------------------------------------
Minority Interest in Subsidiary Companies                  -                -                15.5                 -            15.5
                                             ---------------------------------------------------------------------------------------
Total Liabilities & Capitalization                 $ 7,851.9        $ 2,818.4          $ 10,788.9        $ (8,020.8)     $ 13,438.4
                                             =======================================================================================
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Balance Sheet
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  December 31, 2005
(In Millions of Dollars)                             Guarantor         KEDLI     Other Subsidiaries   Eliminations     Consolidated
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash & temporary cash investments                 $    79.6       $     3.5          $     41.4      $        -       $    124.5
   Accounts receivable, net                                0.6           149.9               822.2               -            972.7
   Other current assets                                    4.0           368.9             1,550.0               -          1,922.9
                                                ------------------------------------------------------------------------------------
                                                          84.2           522.3             2,413.6               -          3,020.1
                                                ------------------------------------------------------------------------------------

Investments and Other                                  4,571.0             0.7               128.2        (4,457.5)           242.4
                                                ------------------------------------------------------------------------------------
Property
   Gas                                                       -         2,111.3             5,164.6               -          7,275.9
   Other                                                     -               -             3,092.8               -          3,092.8
   Accumulated depreciation and depletion                    -          (400.6)           (2,631.2)              -         (3,031.8)
                                                ------------------------------------------------------------------------------------
                                                             -         1,710.7             5,626.2               -          7,336.9
                                                ------------------------------------------------------------------------------------

Intercompany Accounts Receivable                       2,813.6            44.6                95.6        (2,953.8)               -

Deferred Charges                                         482.5           316.1             2,414.6               -          3,213.2

                                                ------------------------------------------------------------------------------------
Total Assets                                         $ 7,951.3       $ 2,594.4          $ 10,678.2      $ (7,411.3)      $ 13,812.6
                                                ====================================================================================

LIABILITIES AND CAPITALIZATION
Current Liabilities
   Accounts payable                                  $    36.4       $   149.7          $    900.9      $        -       $  1,087.0
   Commercial paper                                      657.6               -                   -               -            657.6
   Other current liabilities                             196.2           128.5                85.9               -            410.6
                                                ------------------------------------------------------------------------------------
                                                         890.2           278.2               986.8               -          2,155.2
                                                ------------------------------------------------------------------------------------
Intercompany Accounts Payable                             51.8           338.3             1,049.8        (1,439.9)               -
                                                ------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
Deferred income tax                                       27.2           330.6               800.1               -          1,157.9
Other deferred credits and liabilities                   634.0           225.3             1,240.0               -          2,099.3
                                                ------------------------------------------------------------------------------------
                                                         661.2           555.9             2,040.1               -          3,257.2
                                                ------------------------------------------------------------------------------------
Capitalization
Common shareholders' equity                            4,485.4           897.0             3,539.3        (4,457.6)         4,464.1
Long-term debt                                         1,862.7           525.0             3,046.9        (1,513.8)         3,920.8
                                                ------------------------------------------------------------------------------------
Total Capitalization                                   6,348.1         1,422.0             6,586.2        (5,971.4)         8,384.9
                                                ------------------------------------------------------------------------------------
Minority Interest in Subsidiary Companies                    -               -                15.3               -             15.3
                                                ------------------------------------------------------------------------------------
Total Liabilities & Capitalization                   $ 7,951.3       $ 2,594.4          $ 10,678.2      $ (7,411.3)      $ 13,812.6
                                                ====================================================================================
------------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Statement of Cash Flows
-----------------------------------------------------------------------------------------------------------------------------------
                                                                              Nine Months Ended September 30, 2006
                                                           ------------------------------------------------------------------------
(In Millions of Dollars)                                         Guarantor            KEDLI      Other Subsidiaries   Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net Cash (Used in) Provided by Operating Activities                $ (11.3)           $ 124.1            $ 794.8           $ 907.6
                                                           ------------------------------------------------------------------------
Investing Activities
   Capital expenditures                                                  -              (63.1)            (314.5)           (377.6)
   Cost of removal                                                       -               (5.5)             (17.6)            (23.1)
   Derivative margin calls                                               -              (17.6)             (25.1)            (42.7)
   Proceeds from sale of property                                        -                  -                1.5               1.5
                                                           ------------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities                      -              (86.2)            (355.7)           (441.9)
                                                           ------------------------------------------------------------------------
Financing Activities
   Treasury stock issued                                              21.1                  -                  -              21.1
   Payment of debt, net                                             (327.5)                 -                  -            (327.5)
   Common and preferred stock dividends paid                        (243.8)                 -                  -            (243.8)
   Intercompany dividen payments                                       8.4                  -               (8.4)                -
   Net intercompany accounts                                         482.2              (38.1)            (444.1)                -

                                                           ------------------------------------------------------------------------
Net Cash (Used in) Financing Activities                              (59.6)             (38.1)            (452.5)           (550.2)
                                                           ------------------------------------------------------------------------
Net (Decrease) in Cash and Cash Equivalents                        $ (70.9)           $  (0.2)           $ (13.4)          $ (84.5)
Cash and Cash Equivalents at Beginning of Period                      79.5                3.5               41.5             124.5
                                                           ------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                         $   8.6            $   3.3            $  28.1           $  40.0
                                                           ========================================================================
-----------------------------------------------------------------------------------------------------------------------------------



----------------------------------------------------------------------------------------------------------------------------------
Statement of Cash Flows
----------------------------------------------------------------------------------------------------------------------------------
                                                                             Nine Months Ended September 30, 2005
                                                           -----------------------------------------------------------------------
(In Millions of Dollars)                                        Guarantor            KEDLI       Other Subsidiaries   Consolidated
----------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net Cash Provided by (Used in )Operating Activities              $ (326.2)           $ 156.7           $  641.6          $  472.1
                                                           -----------------------------------------------------------------------
Investing Activities
   Capital expenditures                                                 -              (70.9)            (301.2)           (372.1)
   Cost of removal                                                      -               (1.6)              (9.2)            (10.8)
   Proceeds from sale of investment                                     -               (2.1)              49.0              46.9
   Derivative margin calls                                              -                  -              (63.3)            (63.3)
                                                           -----------------------------------------------------------------------
Net Cash (Used in) Investing Activities                                 -              (74.6)            (324.7)           (399.3)
                                                           -----------------------------------------------------------------------
Financing Activities
   Treasury stock issued                                             41.0                  -                  -              41.0
   Payment of debt, net                                          (1,092.2)                 -              (15.1)         (1,107.3)
   Redemption of preferred stock                                    (75.0)                 -                  -             (75.0)
   Common and preferred stock dividends paid                       (229.1)                 -                  -            (229.1)
   MEDs equity conversion                                           460.0                  -                  -             460.0
   Intercompany dividend payments                                   317.0                  -             (317.0)                -
   Net intercompany accounts                                        304.0              (80.0)            (224.0)                -
   Other                                                             (2.4)                 -               16.4              14.0
                                                                                                                                -
                                                           -----------------------------------------------------------------------
Net Cash (Used in) Financing Activities                            (276.7)             (80.0)            (539.7)           (896.4)
                                                           -----------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents             $ (602.9)           $   2.1           $ (222.8)         $ (823.6)
Net Cash Flow from Discontinued Operations                              -                  -              (14.4)            (14.4)
Cash and Cash Equivalents at Beginning of Period                    580.7               (0.9)             342.2             922.0
                                                           -----------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                       $  (22.2)           $   1.2           $  105.0          $   84.0
                                                           =======================================================================
----------------------------------------------------------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

On February 25, 2006, KeySpan entered into an Agreement and Plan of Merger (the "Merger Agreement") with National Grid plc, a public limited company incorporated under the laws of England and Wales ("Parent") and National Grid US8, Inc., a New York Corporation ("Merger Sub"), pursuant to which Merger Sub will merge with and into KeySpan (the "Merger"), with KeySpan continuing as the surviving company and thereby becoming an indirect wholly-owned subsidiary of the Parent.

Consummation of the Merger is subject to various closing conditions. Assuming receipt of all required approvals, it is currently anticipated that the Merger will be consummated in mid-2007. However, no assurance can be given that the Merger will occur, or the timing of its completion. See the Introduction to the Notes to the Consolidated Financial Statements for additional information regarding the Merger.

Consolidated Review of Results
------------------------------

The following is a summary of transactions affecting comparative earnings for the three and nine months ended September 30, 2006, compared to the three and nine months ended September 30, 2005. Capitalized terms used in the following discussion, but not otherwise defined, have the same meaning as when used in the Notes to the Consolidated Financial Statements included under Item 1. References to "KeySpan," "we," "us," and "our" mean KeySpan Corporation, together with its consolidated subsidiaries.

Operating income by segment, as well as consolidated earnings for common stock is set forth in the following table for the periods indicated.


--------------------------------------------------------------------------------------------------------------------------------
(In Millions of Dollars, Except per Share)
--------------------------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended September 30,         Nine Months Ended September 30,
                                                             2006                 2005                2006                2005
--------------------------------------------------------------------------------------------------------------------------------
Gas Distribution                                          $ (10.8)             $ (45.5)             $ 365.1             $ 376.8
Electric Services                                           144.4                149.6                271.7               266.3
Energy Services                                               3.0                 (1.1)                 4.6                (6.7)
Energy Investments                                            4.7                  4.7                 11.3                16.6
Eliminations and other                                       (5.5)                (4.9)               (20.4)               (8.3)
--------------------------------------------------------------------------------------------------------------------------------
Operating Income                                            135.8                102.8                632.3               644.7
--------------------------------------------------------------------------------------------------------------------------------
Other Income and (Deductions)
   Interest charges                                         (67.1)               (67.4)              (192.7)             (200.1)
   Gain on sale of investments                                  -                    -                    -                 4.1
   Cost of debt redemption                                      -                    -                    -               (20.9)
   Other income and (deductions)                              8.0                 (3.8)                25.6                 9.4
--------------------------------------------------------------------------------------------------------------------------------
Total Other Income and (Deductions)                         (59.1)               (71.2)              (167.1)             (207.5)
--------------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                 76.7                 31.6                465.2               437.2
    Income taxes                                             26.4                  9.0                157.6               160.0
--------------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations                          50.3                 22.6                307.6               277.2
    Discontinued operations                                     -                    -                    -                (1.8)
--------------------------------------------------------------------------------------------------------------------------------
Net Income                                                   50.3                 22.6                307.6               275.4
    Preferred stock dividend requirements                       -                    -                    -                 2.2
--------------------------------------------------------------------------------------------------------------------------------
Earnings for Common Stock                                 $  50.3              $  22.6              $ 307.6             $ 273.2
--------------------------------------------------------------------------------------------------------------------------------
Basic Earnings per Share
   Continuing operations, less preferred
      stock dividends                                     $  0.29              $  0.13              $  1.76             $  1.63
   Discontinued operations                                      -                    -                    -               (0.01)
--------------------------------------------------------------------------------------------------------------------------------
                                                          $  0.29              $  0.13              $  1.76             $  1.62
--------------------------------------------------------------------------------------------------------------------------------

Results of Operations For The Quarter Ended September 30, 2006 vs 2005

KeySpan's earnings for common stock for the three months ended September 30, 2006, were $50.3 million, or $0.29 per share, compared to $22.6 million or $0.13 per share realized during the corresponding quarter last year, an increase of $27.7 million, or $0.16 per share. The favorable comparative operating results primarily reflect an increase in operating income of $33.0 million or 32%.

The primary driver behind the increase in operating income was lower operating expenses in the Gas Distribution segment of $30.9 million. The Electric Services segment results were slightly lower than last year, reflecting a decrease in net electric revenues associated with the Ravenswood Generating Station, KeySpan's merchant electric generating facility. During the quarter, this segment also recognized a gain on a fixed for floating unforced capacity financial swap which is reflected in operating results of this segment. (See the discussion under the caption "Review of Operating Segments" for further details on each segment.)

For the third quarter of 2006, other income and (deductions) reflects a net expense of $59.1 million compared to a net expense of $71.2 million for the third quarter of 2005. Included in the caption "Other Income and (Deductions)" are interest charges and certain other miscellaneous items. The favorable variation of $12.1 million is due, in part, to an increase in interest income on certain investments. Further, during the third quarter of 2005, KeySpan recorded an $8.5 million non-cash charge associated with the fair value of outstanding derivative financial instruments that did not qualify for hedge accounting treatment.

Income tax expense increased $17.4 million for the third quarter of 2006 compared to the same quarter in 2005, due to the increase in pre-tax income. Offsetting this increase, to some extent, was a $3.4 million benefit recorded in the third quarter of 2006, reflecting an accrual for prior investment tax credits that KeySpan is entitled to. KeySpan has recently filed amended tax returns to reflect its entitlement to investment tax credits for the period 2000 through 2004.

Results of Operations For The Nine Months Ended September 30, 2006 vs 2005

KeySpan's earnings for common stock for the nine months ended September 30, 2006, were $307.6 million, compared to $273.2 million realized during the same period last year, an increase of $34.4 million. The favorable comparative earnings primarily reflect: (i) the benefits associated with the settlement of certain outstanding issues with the New York City Department of Taxation and Finance and the Internal Revenue Service ("IRS"); and (ii) debt redemption costs incurred in 2005, but not repeated in 2006; offset by (iii) a decrease in operating income.

KeySpan's earnings per share for the nine months ended September 30, 2006, were $1.76 per share, compared to $1.62 per share realized during the same period last year, an increase of $0.14 per share. Earnings per share for the nine months ended September 30, 2006 reflect a higher level of outstanding common stock compared to last year. In May 2005, KeySpan issued 12.1 million shares of common stock upon the conversion of previously held MEDs Equity Units. The dilutive effect on earnings per share in 2006 from this issuance, in addition to KeySpan's employee stock purchase plans, was approximately $0.07 per share. (See KeySpan's Annual Report of Form 10-K for the year ended December 31, 2005, Note 6 to the Consolidated Financial Statements "Long-Term Debt and Commercial Paper" for additional details on the MEDs Equity Units.)

Operating income decreased $12.4 million, or 2% for the nine months ended September 30, 2006, compared to the corresponding period last year. Comparative operating income reflects lower earnings from the Gas Distribution segment and Energy Investments segments of $11.7 million and $5.3 million, respectively, offset by higher earnings from KeySpan's electric operations and its Energy Services segment of $5.4 million and $11.3 million respectively. Operating income from the Gas Distribution segment was adversely impacted by the warm weather experienced during the first quarter of 2006 (KeySpan's primary heating season) which resulted in a decrease to comparative net gas revenues. The decrease in operating income from the Energy Investments segment reflects lower earnings from KeySpan's investment in the Iroquois Gas Transmission System pipeline, as well as lower earnings from the transportation of liquefied natural gas. The Electric Services segment results were favorably affected by a gain recognized on a fixed for floating unforced capacity financial swap. The favorable comparative results from the Energy Services segment were due to higher gross margins on engineering and service contracts and lower general and administrative expenses. The operating income variation as reflected in
"elimination and other" is due primarily to incremental costs residing at KeySpan's holding company level primarily related to the anticipated KeySpan / National Grid plc merger including legal and consulting fees, as well as to corporate advertising expenses. (See the discussion under the caption "Review of Operating Segments" for further details on each segment.)

Other income and (deductions) reflects interest charges, costs associated with debt redemptions, income from subsidiary stock transactions and other miscellaneous items. For the nine months ended September 30, 2006, other income and (deductions) reflects a net expense of $167.1 million compared to a net expense of $207.5 million for the same period of 2005. The favorable variation of $40.4 million is due, in part, to debt redemption costs incurred in 2005. In 2005, KeySpan redeemed $500 million 6.15% Series Notes due 2006. KeySpan incurred $20.9 million in call premiums and wrote-off $1.3 million of previously deferred financing costs. In addition, we accelerated the amortization of approximately $11.2 million of previously unamortized benefits associated with an interest rate swap on the redeemed bonds. The write-off of the deferred financing costs and the amortization of the benefits associated with an interest rate swap were recorded to interest expense.

Interest expense for the nine months ended September 30, 2006 decreased $7.4 million compared to the same period in 2005, reflecting, in part, the reversal of a previously recorded $6 million reserve established in connection with an income tax dispute with the New York City Department of Taxation and Finance. During the second quarter of 2006, KeySpan resolved its dispute with the New York City Department of Taxation and Finance with respect to income taxes relating to the operations of its merchant electric generating facility. As a result of the favorable settlement of this issue, KeySpan reversed a previously recorded interest reserve established in connection with this dispute. Further, comparative interest expense reflects lower carrying charges on regulatory deferrals in 2006, offset by the benefits recorded in 2005 associated with the amortization of the interest rate swap.

The favorable variation in other income and (deductions) for the nine months ended September 30, 2006, compared to the same period in 2005, also reflects higher interest income on certain investments. Further, in 2005, KeySpan recorded an $8.5 million non-cash charge associated with the fair value of outstanding derivative financial instruments that did not qualify for hedge accounting treatment.

Other income and (deductions) for the nine months ended September 30, 2005, reflects the sale of KeySpan's 50% interest in Premier Transmission Limited ("Premier"), a gas pipeline from southwest Scotland to Northern Ireland. The sale generated cash proceeds of approximately $48.1 million. In the fourth quarter of 2004, KeySpan reduced its carrying value in Premier to an amount approximating the anticipated cash proceeds from the sale. The final sale of Premier, which took place in the first quarter of 2005, resulted in a pre-tax gain of $4.1 million reflecting the difference from earlier estimates.

Income tax expense decreased $2.4 million for the nine months ended September 30, 2006, compared to same period of 2005, despite the higher pre-tax income, primarily reflecting the settlement of certain outstanding issues with the New York City Department of Taxation and Finance and the IRS.

Pursuant to indemnity obligations contained in the Long Island Lighting Company ("LILCO") / KeySpan merger agreement, KeySpan has been in discussions with the IRS with regard to LILCO's tax returns for the tax years ended December 31, 1996 through March 31, 1999, and KeySpan's and the Brooklyn Union Gas Company's tax returns for the years ended September 30, 1997 through December 31, 1998. Two issues were resolved in the second quarter of 2006. It is anticipated that the remaining issues, including the primary issue relating to the valuation of certain assets transferred in the KeySpan/LILCO business combination, will be settled following approval by the Joint Committee on Taxation. In addition, as noted above, KeySpan resolved its dispute with New York City Department of Taxation and Finance with respect to income taxes relating to its merchant electric generating facility. As a result of settling the two issues with the IRS, as well as the New York City issue, KeySpan realized a tax benefit of $16.4 million during the nine months ended September 30, 2006. Further, as noted previously, during the third quarter of 2006 KeySpan recorded a $3.4 million benefit for prior investment tax credits to which KeySpan is entitled.

The IRS has also recently commenced the examination of KeySpan's tax returns for the years ended December 31, 2002 and 2003. At this time, we cannot predict the result of these audits.

Additionally, it should be noted that KeySpan recorded a $1.8 million loss from discontinued operations for the nine months ended September 30, 2005. In the fourth quarter of 2004, KeySpan's investment in its mechanical contracting subsidiaries was written-down to fair value. During the first six months of 2005, operating losses amounting to $4.1 million after tax were incurred through the dates of sale of these companies, including, but not limited to, costs incurred for employee related benefits. Partially offsetting these losses was a gain of $2.3 million associated with the related divestitures, reflecting the difference between the fair value estimates and the financial impact of the actual sale transactions. The net income impact of the operating losses and the disposal gain was a loss of $1.8 million, or $0.01 per share for the nine months ended September 30, 2005.

Consolidated earnings are seasonal in nature due to the significant contribution to earnings of our gas distribution operations. As a result, we expect to earn most of our annual earnings in the first and fourth quarters of our fiscal year.

In light of the pending merger between KeySpan and National Grid plc and the widespread integration efforts being undertaken by both companies, KeySpan believes that it is no longer relevant to comment on previously issued guidance on projected 2006 earnings.

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

The table below highlights certain significant financial data and operating statistics for the Gas Distribution segment for the periods indicated.

-------------------------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended September 30,        Nine Months Ended September 30,
(In Millions of Dollars)                                       2006               2005                 2006              2005
-------------------------------------------------------------------------------------------------------------------------------
Revenues                                                   $   595.5          $   629.6             $ 3,648.8        $ 3,476.1
Cost of gas                                                    362.8              399.8               2,416.5          2,214.9
Revenue taxes                                                    6.9                7.8                  43.1             43.0
-------------------------------------------------------------------------------------------------------------------------------
Net Revenues                                                   225.8              222.0               1,189.2          1,218.2
-------------------------------------------------------------------------------------------------------------------------------
Operating Expenses
   Operations and maintenance                                  145.5              162.9                 512.4            519.8
   Depreciation and amortization                                52.3               63.5                 197.3            207.4
   Operating taxes                                              38.8               41.1                 114.4            114.2
-------------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                       236.6              267.5                 824.1            841.4
-------------------------------------------------------------------------------------------------------------------------------
Operating Income                                           $   (10.8)         $   (45.5)            $   365.1        $   376.8
-------------------------------------------------------------------------------------------------------------------------------
Firm gas sales and transportation (MDTH)                      27,682             28,020               203,437          228,260
Transportation - Electric Generation (MDTH)                   28,689              9,756                55,797           21,188
Other Sales (MDTH)                                            48,274             47,937               146,217          142,398
Warmer (Colder) than Normal - New York                           N/A                N/A                   14%              (3%)
Warmer (Colder) than Normal - New England                        N/A                N/A                    5%             (12%)
-------------------------------------------------------------------------------------------------------------------------------

     A MDTH is 10,000 therms (British Thermal Units) and reflects the heating content of approximately one million cubic feet of gas. A therm reflects the heating content of approximately 100 cubic feet of gas.One billion cubic feet (BCF) of gas equals approximately 1,000 MDTH.

Executive Summary

For the third quarter of 2006, the Gas Distribution segment realized a seasonal operating loss of $10.8 million, compared to a seasonal operating loss of $45.5 million realized in the third quarter of 2005. The favorable comparative operating results were primarily due to a decrease of $30.9 million in operating expenses as a result of a lower provision for uncollectible accounts receivable of $16.4 million and a decrease in depreciation charges of $11.6 million.

For the nine months ended September 30, 2006, operating income decreased $11.7 million compared to the same period last year, primarily due to a decrease in net gas revenues of $29.0 million, primarily resulting from the warm first quarter weather. Operating expenses, however, decreased $17.3 million due to a lower provision for uncollectible accounts receivable of $13.9 million and a decrease in depreciation charges of $7.9 million, partially offset by higher employee benefit costs, primarily postretirement expenses.

Net Revenues

Net gas revenues from our gas distribution operations decreased $29.0 million, or 2%, for the nine months ended September 30, 2006, compared to the same period last year. Both the New York and New England based gas distribution operations were adversely impacted by the significantly warmer than normal weather experienced throughout the northeastern United States during the 2006 heating season - January through April. As measured in heating degree days, weather during that period in our New York and New England service territories was approximately 13% and 8% warmer than normal, respectively, and was approximately 15% warmer than last year across KeySpan's service territories.

Net revenues from firm gas customers (residential, commercial and industrial customers) decreased $43.8 million in the first nine months of 2006 compared to the same period last year. The favorable impact to net gas revenues from load growth additions was more than offset by declining usage per customer due to the extremely warm weather during the winter heating season, the use of more efficient gas heating equipment and higher gas costs. KeySpan estimates that the warm winter weather resulted in an adverse impact to net gas revenues of approximately $26 million, net of the benefits from the weather normalization adjustment and weather derivatives discussed below.

KEDNY and KEDLI  each  operate  under  utility  tariffs  that  contain a weather normalization adjustment that significantly offsets variations in firm net revenues due to fluctuations in weather. These weather normalization adjustments resulted in a benefit to KeySpan of $25 million during the nine months ended September 30, 2006, but this did not fully mitigate the impact of the loss in revenues due to the extremely warm weather experienced, as previously noted. The New England-based gas distribution subsidiaries do not have weather normalization adjustments. To mitigate the effect of fluctuations in normal weather patterns on KEDNE's results of operations and cash flows, weather derivatives were in place for the 2005/2006 winter heating season. Weather, during the first quarter of 2006 was significantly warmer than normal as noted earlier. However, during the entire primary winter heating season -November 2005 through March 2006 - weather was slightly colder than normal. Therefore, there was no earnings impact associated with these weather derivatives for the first nine months of 2006. (See Note 4 to the Consolidated Financial Statements "Hedging and Derivative Financial Instruments" for further information).

Firm gas distribution rates for KEDNY, KEDLI and KEDNE in 2006, other than for the recovery of gas costs, have remained substantially unchanged from rates charged in 2005.


In our large-volume heating and other interruptible (non-firm) markets, which include large apartment houses, government buildings and schools, gas service is provided under rates that are designed to compete with prices of alternative fuel, including No. 2 and No. 6 grade heating oil. These "dual-fuel" customers can consume either natural gas or fuel oil for heating purposes. Net revenues in these markets increased $14.8 million during the nine months ended September 30, 2006, compared to the same period last year primarily reflecting higher pricing.

Firm Sales, Transportation and Other Quantities

Firm gas sales and transportation quantities for the nine months ended September 30, 2006, decreased 11% compared to the same period in 2005 due primarily to the warmer weather this year compared to last year. Customer additions and oil-to-gas conversions offset the full impact of the warmer weather. Net revenues are not affected by customers opting to purchase their gas supply from other sources, since delivery rates charged to transportation customers generally are the same as delivery rates charged to full sales service customers. Transportation quantities related to electric generation reflect the transportation of gas to our electric generating facilities located on Long Island. Net revenues from these services are not material.

Other sales quantities include on-system interruptible quantities, off-system sales quantities (sales made to customers outside of our service territories) and related transportation. We have a management contract with Merrill Lynch Trading, under which KeySpan and Merrill Lynch Trading will share the responsibilities for managing KeySpan's upstream gas distribution assets associated with its Massachusetts gas distribution subsidiaries, as well as providing city-gate delivered supply. KeySpan, Merrill Lynch Trading and KeySpan's Massachusetts gas sales customers will share in the profits generated from the optimization of these assets. The Massachusetts Department of Telecommunications and Energy ("MADTE") approved this contract in March 2006 effective April 1, 2006. KeySpan provides these services internally for its New York and New Hampshire gas distribution subsidiaries.

Purchased Gas for Resale

The increase in gas costs for the nine months ended September 30, 2006, compared to the same period of 2005 of $201.6 million, or 9%, reflects an increase of 20% in the price per dekatherm of gas purchased for firm gas sales customers, offset by a 13% decrease in the quantity of gas purchased due to the warm winter heating season weather. The current gas rate structure of each of our gas distribution utilities includes a gas adjustment clause, pursuant to which variations between actual gas costs incurred for resale to firm sales customers and gas costs billed to firm sales customers are deferred and refunded to or collected from customers in a subsequent period.

Operating Expenses

Operating expenses for the third quarter of 2006 compared to the same quarter last year decreased $30.9 million, or 12%. Operations and maintenance expense decreased $17.4 million, or 11%, in 2006 compared to 2005 primarily reflecting a decrease of $16.4 million in the provision for uncollectible accounts receivable. In December 2005, The Boston Gas Company ("Boston Gas") received a MADTE order, effective January 1, 2006, permitting Boston Gas to fully recover the gas cost component of bad debt write-offs through its cost-of-gas adjustment clause rather than filing for recovery as an exogenous cost. The beneficial impact of this MADTE order was the primary driver behind the reduction in the provision for uncollectible accounts receivable, combined with a decrease in firm sales quantities in 2006 compared to 2005. See the discussion under the caption "Regulation and Rate Matters - Gas Matters" for additional details of the MADTE order.

The decrease in depreciation and amortization charges of $11.2 million, or 18%, for the third quarter of 2006 compared to the third quarter of 2005, was primarily due to an adjustment recorded this quarter to the depreciation allowance to correct for an error in useful lives associated with certain gas distribution assets.

For the nine months ended September 30, 2006, operating expenses decreased $17.3 million, or 2% compared to the same period last year. Operations and maintenance expense decreased $7.4 million, or 1%, in 2006 compared to 2005 due to a decrease of $13.9 million in the provision for uncollectible accounts receivable, resulting from the MADTE order noted above and lower firm sales quantities in 2006 compared to 2005. This beneficial impact to operations and maintenance expense was partially offset by increases in postretirement expenses and regulatory fees.

The decrease in depreciation and amortization charges of $10.1 million, or 5%, for the nine months ended September 30, 2006 compared to the same period of 2005, reflects a decrease in depreciation charges of $7.9 million and lower regulatory amortization charges of $2.2 million. As noted previously, the decrease in depreciation charges reflects an adjustment to the depreciation allowance to correct for an error in useful lives associated with certain gas distribution assets.

Gas Supply and Pricing

KeySpan believes it has adequate gas supply available to meet its gas load demand in its service territories for the 2006/2007 winter heating season as KeySpan expects its gas storage to be 100% full at the start of the winter heating season. The current gas rate structure of each of our gas distribution utilities includes a gas adjustment clause, pursuant to which gas costs are recovered in billed sales to regulated firm gas sales customers. Although KeySpan is allowed to "pass through" the cost of gas to its customers, the volatility of natural gas prices can have an adverse impact on customers' gas bills and recovery of customer accounts receivable. High gas prices have led to an increase in price elasticity resulting in an increase in customer conservation measures and attrition. The MADTE order, received in the fourth quarter of 2005, permitting Boston Gas regulatory recovery of the gas cost component of net bad debt write-offs has helped to mitigate any increase in bad debt expense.

With KeySpan's continuing strategy of having its storage facilities 100% full at the start of the heating season and through the use of financial derivatives, KeySpan anticipates that it will effectively hedge the price of approximately two-thirds of the gas supply needed to serve its gas heating customers during the 2006/2007 winter heating season. This strategy mitigates the volatility of natural gas prices on customers' winter heating gas bills. Further, KeySpan has programs in place to help customers manage their gas bills, such as balanced billing plans, deferred payment arrangements and the low income home energy assistance program, which we supported the expansion of through the Energy Policy Act of 2005. Management believes that these measures help mitigate the impact of high gas prices on customers' bills.

Other Matters

We remain committed to our ongoing gas system expansion strategies. We believe that significant growth opportunities exist on Long Island and in our New England service territories, as well as continued growth in the New York service territory, despite the volatility in gas prices. We estimate that on Long Island approximately 37% of the residential and multi-family markets, and approximately 60% of the commercial market, currently use natural gas for space heating. Further, we estimate that in our New England service territories approximately 50% of the residential and multi-family markets, as well as approximately 60% of the commercial market, currently use natural gas for space heating purposes. We will continue to seek growth, in all our market segments, through the expansion of our gas distribution system for new construction and to penetrate existing communities where no distribution system exists, as well as through the conversion of residential homes from oil-to-gas for space heating purposes and the pursuit of opportunities to grow multi-family, industrial and commercial markets.

In order to serve the anticipated market requirements in our New York service territories, KeySpan and Duke Energy Corporation formed Islander East Pipeline Company, LLC ("Islander East") in 2000. Once in service, the pipeline is expected to have the capacity to transport up to 260,000 DTH of natural gas to the Long Island and New York City energy markets, enough natural gas to heat 600,000 homes. In addition, KeySpan has a 26.3% interest in the Millennium Pipeline development project which is anticipated to transport up to 525,000 DTH of natural gas a day to the Algonquin pipeline. KEDLI has executed a Precedent Agreement for 175,000 DTH of natural gas per day of transportation capacity from the Millennium Pipeline system, increasing to 200,000 DTH in the second year of the pipeline being in service. These pipeline projects will allow KeySpan to diversify the geographic sources of its gas supply. See the discussion under the caption "Energy Investments" for additional information regarding these pipeline projects.

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

Selected financial data for the Electric Services segment is set forth in the table below for the periods indicated.

--------------------------------------------------------------------------------------------------------------------
                                           Three Months Ended September 30,         Nine Months Ended September 30,
(In Millions of Dollars)                       2006                 2005                 2006                2005
--------------------------------------------------------------------------------------------------------------------
Revenues from Operations                $      539.0          $      619.9        $    1,390.3         $    1,493.5
Purchased fuel                                 172.5                 254.2               418.0                546.0
--------------------------------------------------------------------------------------------------------------------
Net Revenues from Operations                   366.5                 365.7               972.3                947.5
Derivative Financial Instrument                 26.6                     -                44.3                    -
--------------------------------------------------------------------------------------------------------------------
Net Electric Revenues                          393.1                 365.7             1,016.6                947.5
--------------------------------------------------------------------------------------------------------------------
Operating Expenses
   Operations and maintenance                  176.8                 150.6               527.3                480.8
   Depreciation                                 24.9                  21.5                77.1                 67.6
   Operating taxes                              47.5                  45.0               141.0                133.8
--------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                       249.2                 217.1               745.4                682.2
--------------------------------------------------------------------------------------------------------------------
Sale Of Property                                 0.5                   1.0                 0.5                  1.0
--------------------------------------------------------------------------------------------------------------------
Operating Income                        $      144.4          $      149.6        $      271.7         $      266.3
--------------------------------------------------------------------------------------------------------------------
Electric sales (MWH)*                      1,718,241             2,351,722           3,605,693            4,798,239
Capacity(MW)*                                  2,450                 2,450               2,450                2,450
Cooling degree days                              839                 1,125               1,115                1,438
--------------------------------------------------------------------------------------------------------------------

*Reflects the operations of the Ravenswood Generating Station only.

Executive Summary

Operating income decreased $5.2 million, or 3%, for the three months ended September 30, 2006, compared to the same quarter last year, due primarily to a decrease in net revenues from the Ravenswood Generating Station of $50.4 million as a result of lower energy margins and capacity revenues, as well as to higher operating expenses of $4.1 million, partially offset by higher revenues associated with KeySpan's service agreements with LIPA of approximately $24 million, which are primarily timing in nature. KeySpan also recognized a gain of $26.6 million on a fixed for floating unforced capacity financial swap.

For the nine months ended September 30, 2006, operating income increased $5.4 million, or 2%, compared to the same period last year, due, in part, to a $44.3 million gain recognized on the fixed for floating unforced capacity financial swap, higher off-system sales associated with service agreements with LIPA of $4.5 million, an increase of $4.4 million in revenues associated with our electric marketing activities and slightly lower operating expenses. These benefits to comparative operating income were partially offset by a decrease in net revenues from the Ravenswood Generating Station of $51.6 million as a result of lower energy margins and capacity revenues.

Net Revenues

Total electric net revenues realized during the third quarter of 2006 were $27.4 million higher than such revenues realized during the corresponding period last year.

KeySpan has entered into an International SWAP Dealers Association Master Agreement for a fixed for floating unforced capacity financial swap with Morgan Stanley Capital Group Inc. ("Swap Agreement"). This agreement has a three year term that began on May 1, 2006. For the three months ended September 30, 2006 KeySpan recognized a gain of $26.6 million from this derivative financial instrument. (See Note 4 to the Consolidated Financial Statements, "Hedging and Derivative Financial Instruments," for further information on this swap agreement.)

Net revenues for the third quarter of 2006 from the service agreements with LIPA, including the power purchase agreements associated with two electric peaking facilities, increased $52.0 million compared to the third quarter of 2005. This increase reflects, in part, the recovery of operations and maintenance costs billed to LIPA, which increased by approximately $28 million. Therefore, approximately $24 million of the increase in net revenues resulted in a benefit to operating income. The major portion of this increase is timing in nature with $4.6 million resulting from an increase in off-system sales. (For a description of the LIPA Agreements and power purchase agreements, see KeySpan's 2005 Annual Report on Form 10-K for the year ended December 31, 2005 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Electric Services - Revenue Mechanisms.")

Net revenues associated with KeySpan's electric marketing activities decreased $0.8 million during the third quarter of 2006 compared to the same quarter of 2005.

Net revenues from the Ravenswood Generating Station decreased $50.4 million, or 31% for the three months ended September 30, 2006, compared to the same quarter last year reflecting lower capacity revenues of $27.0 million and a decrease in energy margins of $23.4 million. The decrease in capacity revenues was due to additional capacity installed in New York City in 2006.

The decrease in energy margins for the third quarter of 2006 reflects, in part, a 28% decrease in realized "spark-spreads" (the selling price of electricity less the cost of fuel, exclusive of hedging gains or losses). Further, the level of megawatt hours ("MWh") sold into the New York Independent System Operator ("NYISO") energy market decreased 27% due to increased competition and cooler comparative weather. As measured in cooling-degree days, weather was 25% cooler during the third quarter of 2006 compared to the third quarter of 2005. Combined, these two items reduced energy margins by $44.6 million. Partially offsetting these adverse impacts to energy margins were the benefits recognized from derivative financial instruments. We employ derivative financial hedging instruments to hedge the cash flow variability for a portion of forecasted purchases of natural gas and fuel oil consumed at the Ravenswood Generating Station. We have also engaged in the use of derivative financial hedging instruments to hedge the cash flow variability associated with a portion of forecasted electric energy sales from the Ravenswood Generating Station. These derivative instruments resulted in hedging gains, which are reflected in net electric margins, of $9.4 million for the third quarter of 2006 compared to hedging losses of $11.8 million for the third quarter of 2005. (See Note 4 to the Consolidated Financial Statements "Hedging and Derivative Financial Instruments" for further information on KeySpan's hedging strategy.)

Total electric net revenues realized during the nine months ended September 30, 2006, were $69.1 million higher than such revenues realized during the corresponding period last year. For the nine months ended September 30, 2006, KeySpan recognized a gain of $44.3 million from the fixed for floating unforced capacity derivative financial instrument described previously.

Net revenues for the nine months ended September 30, 2006, from the service agreements with LIPA, including the power purchase agreements associated with two electric peaking facilities, increased $72.0 million compared to the same period of 2005, reflecting the recovery of approximately $67 million in operations and maintenance costs billed to LIPA and therefore had no impact on operating income. The remaining increase reflects higher off-system energy sales.

Net revenues associated with KeySpan's electric marketing activities increased $4.4 million during the nine months ended September 30, 2006 compared to the same period of 2005.

The Ravenswood Generating Station, however, realized a decrease of $51.6 million in net revenues during the nine months ended September 30, 2006, compared to the same period last year, reflecting lower capacity revenues of $61.7 million, partially offset by an increase in energy margins of $10.1 million. Installed capacity additions during 2006 in New York City were the primary driver behind the decrease in capacity revenues.

The increase in energy margins for the nine months ended September 30, 2006 reflects the settlement of derivative financial instruments. As noted previously, we employ derivative financial hedging instruments to hedge the cash flow variability for a portion of forecasted purchases of natural gas and fuel oil consumed at the Ravenswood Generating Station and to hedge the cash flow variability associated with a portion of forecasted electric energy sales. These derivative instruments resulted in hedging gains, which are reflected in net electric margins, of $72.1 million during the nine months ended September 30, 2006 compared to hedging losses of $4.5 million during the same period of 2005. The benefits to energy margins from KeySpan's hedging strategy were offset by a 36% decrease in realized "spark-spreads." Further, the level of MWh sold into the NYISO energy market decreased 25% due to additional competition and cooler weather. As measured in cooling-degree days, weather was 22% cooler during the nine months ended September 30, 2006 compared to the same period of 2005. Combined, these two items resulted in an adverse impact to comparative net revenues of $66.5 million.

The rules and regulations for capacity, energy sales and the sale of certain ancillary services to the NYISO energy markets continue to evolve and there are several matters pending with the Federal Energy Regulatory Commission ("FERC"). See the discussion under the caption "Market and Credit Risk Management Activities" for further details on these matters.

In addition, on September 29, 2006, the NYISO Management Committee recommended approval of an in-City capacity mitigation proposal (the "Mitigation Proposal"). The Mitigation Proposal imposes a reduced capacity offer cap on bids by the Ravenswood Generating Station and certain other generation owners of capacity into the NYISO Spot Demand Curve Auction Market. The current offer cap is $105/kW-year and is proposed to be reduced to $82/kW-year plus 3%.

The reduced offer cap would be implemented using a conduct and impact test on the offers of capacity from the Ravenswood Generating Station and other owners of Consolidated Edison divested generation units. Under the Mitigation Proposal, if an offer to sell capacity is 3% or more above $82/kW-year, then the offer is subject to possible mitigation. To determine if mitigation will be applied, a second test, an impact test, is utilized. If the unmitigated offer causes market clearing prices to be 3% or more above $82/kW-year, then the offer is mitigated (reduced) to $82/kW-year. Essentially, the Ravenswood Generating Station and the other owners of generation divested by Consolidated Edison may not set the market clearing price in excess of this new offer cap. The Mitigation Proposal is in addition to the existing in-City capacity mitigation measures.

The Mitigation Proposal must be approved by the NYISO Board of Directors and the FERC. On October 11, 2006, KeySpan and other parties filed appeals to the NYISO Board of Directors requesting that the Mitigation Proposal be rejected and more thoroughly analyzed and revised pursuant to detailed stakeholder meetings. At this time, we are unable to predict the outcome of this proceeding and what effect it will have on our financial condition, results of operations, and cash flows. However, adoption and implementation of the Mitigation Proposal in its current form could materially adversely affect the revenue realized by KeySpan from the sale of capacity from the Ravenswood Generating Station, as well as the potential revenue that could be realized in connection with the fixed for floating financial Swap Agreement.

Operating Expenses

Operating expenses increased $32.1 million during the third quarter of 2006 compared to the second quarter of 2005 primarily reflecting a $28 million increase in recoverable costs from LIPA, as noted previously. The remaining increase primarily reflects higher postretirement expenses and an increase in plant overhaul costs and non-outage work performed on KeySpan's Long Island based generating units.

Operating expenses increased $63.2 million during the nine months ended September 30, 2006, compared to the same period of 2005 reflecting a $67 million increase in recoverable costs from LIPA, as noted previously, partially offset by a decrease in overhaul costs associated with the Ravenswood Generating Station.

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

KeySpan filed a proposal in response to LIPA's RFP. In 2004, LIPA selected proposals submitted by two other bidders in response to the RFP. KeySpan remains committed to the Melville project and the benefits to Long Island's energy future that this project would supply. The project has received New York State
Article X approval by having met all operational and environmental permitting requirements. Further, the project is strategically located in close proximity to both the high voltage power transmission grid and the high pressure gas distribution network. In addition, given the intense public pressure to reduce emissions from existing generating facilities, development of the Melville project is possible as a means to "virtually re-power" older, less efficient generating units. Specifically, KeySpan believes that it would be able to reduce emissions on Long Island in a cost effective manner by developing the Melville project and retiring an older, less efficient generating facility. Additionally, in August 2006, the NYISO included the Melville project in its Reliability Report as one of the market solutions to help address the long-term reliability of New York State's electric grid. At September 30, 2006, total capitalized costs associated with the siting, permitting and procurement of equipment for the Melville facility were $63.1 million.

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

The table below highlights selected financial information associated with the Energy Services segment.

-------------------------------------------------------------------------------------------------------------------
                                          Three Months Ended September 30,          Nine Months Ended September 30,
(In Millions of Dollars)                       2006                2005                  2006                2005
-------------------------------------------------------------------------------------------------------------------
Revenues                                  $    51.8           $    47.1              $   155.4           $   142.0
Operating expenses                             48.8                48.2                  150.8               148.7
-------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                   $     3.0           $    (1.1)             $     4.6           $    (6.7)
-------------------------------------------------------------------------------------------------------------------

The Energy Services segment posted operating profits of $3.0 million and $4.6 million for the three and nine months ended September 30, 2006, respectively, compared to operating losses of $1.1 million and $6.7 million incurred for the three and nine months ended September 30, 2005, respectively. The improved performance reflects higher gross profit and operating margins on engineering contracts and appliance service work, as well as the completion and favorable pricing associated with these contracts, an increase in bandwidth sales and a reduction in general and administrative expenses as a result of cost containment measures implemented in 2005.

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

As of September 30, 2006, based on an average wellhead price of $3.63 per MCF, adjusted for derivative instruments, KeySpan estimated that its capitalized costs exceeded the ceiling test limitation by $25.8 million. However, as permitted by current SEC guidelines, KeySpan elected to use a measurement date closer to the filing of its September 30, 2006 Form 10-Q to re-compute the ceiling test limitation. Using an average wellhead price on October 26, 2006 of $7.77 per MCF, adjusted for derivative instruments, KeySpan determined that its capitalized costs did not exceed the ceiling test limitation. Therefore, an impairment charge was not considered necessary at September 30, 2006. Natural gas prices continue to be volatile and the risk that a write down to the full cost pool increases when, among other things, natural gas prices are low, there are significant downward revisions in our estimated proved reserves or we have unsuccessful drilling results. See Note 12 to the Consolidated Financial Statements "Gas Exploration and Production Property- Depletion" for additional details.

This segment is also engaged in pipeline development activities. KeySpan and Duke Energy Corporation each own a 50% interest in Islander East. Islander East was created to pursue the authorization and construction of an interstate pipeline from Connecticut, across Long Island Sound, to a terminus near Shoreham, Long Island. Further, KeySpan has a 26.3% interest in the Millennium Pipeline Company LLC, the developer of the Millennium pipeline project which is expected to have the capacity to transport up to 525,000 DTH of natural gas a day from Corning, New York to Ramapo, New York, where it will connect to an existing pipeline. Additionally, subsidiaries in this segment hold a 20% equity interest in the Iroquois Gas Transmission System LP, a pipeline that transports Canadian gas supply to markets in the northeastern United States. These investments are accounted for under the equity method of accounting. Accordingly, equity income from these investments is reflected as a component of operating income in the Consolidated Statement of Income.

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

Selected financial data for these energy-related investments is set forth in the following table for the periods indicated.

--------------------------------------------------------------------------------------------------------------------------------
                                                    Three Months Ended September 30,             Nine Months Ended September 30,
(In Millions of Dollars)                                2006                 2005                   2006                  2005
--------------------------------------------------------------------------------------------------------------------------------
Revenues                                            $    9.7                $ 11.9               $   30.1               $   30.7
Less:  Operation and maintenance expense                 5.5                   7.0                   19.5                   19.0
        Other operating expenses                         2.7                   2.7                    9.0                    7.7
Add:   Equity earnings                                   3.2                   2.5                    9.5                   12.5
        Sale of assets                                     -                     -                    0.2                    0.1
--------------------------------------------------------------------------------------------------------------------------------
Operating Income                                    $    4.7                $  4.7               $   11.3               $   16.6
--------------------------------------------------------------------------------------------------------------------------------

As indicated in the above table, operating income for the Energy Investments segment for the third quarter of 2006 remained consistent with the third quarter of 2005, as an increase in earnings from our investment in the Iroquois Gas Transmission System of $0.6 million was offset by lower realized gas prices associated with our Seneca-Upshur investment.

For the nine months ended September 30, 2006, operating income decreased $5.3 million compared to the same period in 2005 due, in part, to lower earnings from KeySpan's investment in the Iroquois Gas Transmission System. In 2005, the Iroquois Gas Transmission System realized a benefit from a court settlement relating to a gas supply contract that was defaulted on by a counterparty in an earlier period. Further, a KeySpan subsidiary engaged in the transportation of liquefied natural gas realized lower earnings due to the warm winter weather. Finally, equity earnings were adversely impacted by the sale of Premier in March 2005.

Other Matters

In order to serve the anticipated market requirements in our New York service territories, KeySpan and Duke Energy Corporation formed Islander East Pipeline Company, LLC ("Islander East") in 2000. Islander East is owned 50% by KeySpan and 50% by Duke Energy, and was created to pursue the authorization and construction of an interstate pipeline from Connecticut, across Long Island Sound, to a terminus near Shoreham, Long Island. Applications for all necessary regulatory authorizations were filed in 2000 and 2001. Islander East has received a final certificate from the FERC and all necessary permits from the State of New York. The State of Connecticut denied Islander East's request for a consistency determination under the Coastal Zone Management Act ("CZMA") and application for a permit under Section 401 of the Clean Water Act. Islander East appealed the State of Connecticut's determination on the CZMA issue to the United States Department of Commerce. In 2004, the Secretary of Commerce overrode Connecticut's denial and granted the CZMA authorization. The determination of the Secretary of Commerce was appealed to the United States

District Court for the District of Columbia and a decision from that court is pending. Islander East's petition for a declaratory order overriding the denial of the Clean Water Act permit is pending with Connecticut's State Superior Court. Pursuant to a provision of the Energy Policy Act of 2005 (the "Energy Act"), Islander East appealed the denial of the Clean Water Act permit directly to the United States Court of Appeals for the Second Circuit and moved to stay the Connecticut case pending the Second Circuit's decision. The State of Connecticut filed a motion to challenge the constitutionality of the provisions of the Energy Act providing this appeal. The appeal was argued in January 2006 and oral arguments on the constitutional and jurisdictional issues were held in April 2006. The Second Circuit Court of Appeals ruled on October 5, 2006 that the Energy Act is constitutional and that the Connecticut Department of Environmental Protection ("CTDEP") acted arbitrarily and capriciously in denying the Clean Water Act permit. The Court remanded the matter to CTDEP to conduct, within 75 days of October 5, 2006, "the sort of complete and reasoned review required by law." KeySpan anticipates that this pipeline will be in service in late 2008. As of September 30, 2006, KeySpan's total capitalized costs associated with the siting and permitting of the Islander East pipeline were approximately $29.5 million.

As noted, KeySpan also owns a 26.3% ownership interest in the Millennium Pipeline Company LLC, the developer of the Millennium Pipeline project. The other partners in the Millennium Pipeline are Columbia Gas Transmission Corp. ("Columbia Transmission"), a unit of NiSource Incorporated and DTE Energy Company. The Millennium Pipeline project is anticipated to have the capacity to transport up to 525,000 DTH of natural gas a day from Corning to Ramapo, New York, interconnecting with the pipeline systems of various other utilities in New York. The project received a FERC certificate to construct, acquire and operate the facilities in 2002, subject to certain conditions. On August 1, 2005, the project filed an application to amend the FERC certificate requesting, among other things, authority to phase in over time the construction of the proposed pipeline system, approval of a reduction in capacity and maximum allowable operating pressure, minor route modifications, the addition of certain facilities and the acquisition of certain facilities from Columbia Transmission. Additionally, in November and December 2005, Consolidated Edison, KEDLI and Columbia Transmission each entered into amended precedent agreements to purchase capacity on the pipeline. KEDLI has agreed to purchase 175,000 DTH per day from the Millennium Pipeline system, increasing to 200,000 DTH in the second year of the pipeline being in service. This will provide KEDLI with new, competitively priced supplies of natural gas from Canada and other North American supply basins. The conditions in the precedent agreements are subject to, among other things, the receipt of necessary regulatory approvals and financing. On May 3, 2006, Millennium filed a further amendment to its August 1, 2005 filing requesting, among other things, that the FERC vacate those portions of its certificate not included in its August 1, 2005 filing; that request is pending before the FERC. On June 9, 2006, the FERC issued a favorable draft supplemental environmental impact statement. On July 11, 2006, Millennium informed the FERC that the anticipated in-service date for Millennium Phase 1 will be extended from November 1, 2007 to November 1, 2008, or earlier, if feasible. On October 13, 2006, the FERC issued its Final Supplemental Environmental Impact Statement with respect to Millennium and its companion applicants. Millennium's amended application and those of its companion applicants are pending decision by the FERC. As of September 30, 2006, KeySpan's investment in the Millennium Pipeline project was $17.7 million.

In 2005, KeySpan LNG entered into a precedent agreement with BG LNG Services, a subsidiary of British Gas, to provide liquefied natural gas terminalling service. KeySpan LNG proposed to upgrade the liquefied natural gas facility to accept marine deliveries and to triple vaporization (or regasification) capacity to provide these services. In June 2005, the FERC denied KeySpan LNG's application to expand the facility citing concerns that the proposed upgraded facility would not meet current federal new construction standards. KeySpan sought a rehearing with FERC, and on January 20, 2006, the FERC denied such request, although the order provided that KeySpan LNG could file an amendment to its original application addressing a revised expansion project which would differ substantially from that originally proposed by KeySpan. Any amended application would need to include a detailed analysis of the new project scope, including upgrades to the existing facilities and alternative plans for any service disruptions that may be necessary during construction of a new expanded project. KeySpan has filed a petition for judicial review of the FERC order with the United States Circuit Court for the District of Columbia. The Court is expected to issue a decision affirming or vacating the FERC orders by the second quarter of 2007.

In addition to the proceeding at FERC, KeySpan LNG also is involved in seeking other required regulatory approvals and the resolution of certain litigation regarding such approvals. In February 2005, KeySpan LNG filed an action in Federal District Court in Rhode Island seeking a declaratory judgment that it is not required to obtain a "Category B Assent" from the State of Rhode Island and an injunction preventing the Rhode Island Coastal Resources Management Council ("CRMC") from enforcing the Category B assent requirements. In March 2005, the Rhode Island Attorney General answered the complaint and moved to substitute the State of Rhode Island as the defendant and filed a counterclaim seeking a declaratory judgment that the expansion requires a Category B Assent. In April, the parties filed cross motions for summary judgment with respect to all issues presented to the Court. On April 14, 2005, the Attorney General also filed on behalf of the State a complaint against KeySpan LNG in Rhode Island State Superior Court raising substantially the same issues as the federal court action. KeySpan LNG removed that action to federal court and moved for summary judgment. The Attorney General subsequently withdrew both the motion to substitute defendants and the counterclaim. Although the Court had indicated its intention to issue a decision in the pending cases by August 2005, the Court subsequently stayed the litigation pending resolution of the FERC appeal process discussed above. As of September 30, 2006, our investment in this project was $16.8 million, a portion of which may be subject to reimbursement from BG LNG pursuant to the terms of the precedent agreement.

Allocated Costs

We are subject to the jurisdiction of the FERC under PUHCA 2005. As part of the regulatory provisions of PUHCA 2005, the FERC regulates various transactions among affiliates within a holding company system. In accordance with regulations under PUHCA 2005 and regulations and policies of the New York State Public Service Commission, the Massachusetts Department of Telecommunications and Energy and the New Hampshire Public Utility Commission, we established service companies that provide: (i) traditional corporate and administrative services;
(ii) gas and electric transmission and distribution system planning, marketing, and gas supply planning and procurement; and (iii) engineering and surveying services to subsidiaries. The operating income variation as reflected in "elimination and other" is due primarily to costs residing at KeySpan's holding company level such as incremental costs associated with the anticipated merger with National Grid plc, as well as corporate advertising expenses. Also, KeySpan entered into confidential settlement agreements with certain of its insurance carriers for recovery of environmental costs associated with investigation and remediation of gas plant sites and non-utility sites. KeySpan recorded a $5.5 million benefit in its Consolidated Statement of Income for the nine months ended September 30, 2006 associated with these settlement agreements.

Liquidity

Cash flow from operations increased $435.5 million, or 90%, for the nine months ended September 30, 2006 compared to the same period last year primarily due to favorable working capital requirements and income tax payments. The favorable working capital requirements were primarily driven by receipt of customer payments associated with winter heating season gas sales. In addition, KeySpan's income tax payments were $74.1 million lower during the nine months ended September 30, 2006, compared to the same period last year.

At September 30, 2006, we had cash and temporary cash investments of $40.0 million. During the nine months ended September 30, 2006, we repaid $327.6 million of commercial paper and, at September 30, 2006, $330.0 million of commercial paper was outstanding at a weighted-average annualized interest rate of 5.38%. We had the ability to borrow up to an additional $1.2 billion at September 30, 2006, under the terms of our credit facility.

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

The facilities contain certain affirmative and negative operating covenants, including restrictions on KeySpan's ability to mortgage, pledge, encumber or otherwise subject its utility property to any lien, as well as certain financial covenants that require us to, among other things, maintain a consolidated indebtedness to consolidated capitalization ratio of no more than 65% as of the last day of any fiscal quarter. Violation of these covenants could result in the termination of the facilities and the required repayment of amounts borrowed thereunder, as well as possible cross defaults under other debt agreements. At September 30, 2006, KeySpan's consolidated indebtedness was 48.3% of its consolidated capitalization and KeySpan was in compliance with all covenants.

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

Capital Expenditures and Financing

Construction Expenditures

The table below sets forth our construction expenditures by operating segment for the periods indicated:


-------------------------------------------------------------------------
                                          Nine Months Ended September 30,
(In Millions of Dollars)                     2006                  2005
-------------------------------------------------------------------------
Gas Distribution                           $ 288.6               $ 270.1
Electric Services                             58.3                  72.8
Energy Investments                             5.0                  17.8
Energy Services and other                     25.7                  11.4
-------------------------------------------------------------------------
                                           $ 377.6               $ 372.1
-------------------------------------------------------------------------

Construction expenditures related to the Gas Distribution segment are primarily for the renewal, replacement and expansion of the distribution system. Construction expenditures for the Electric Services segment reflect costs to maintain our generating facilities. The increase in capital expenditures for the nine months ended September 30, 2006 compared to the same period last year of $5.5 million reflects an increase in the Gas Distribution segment due, in part, to the timing of capital main and service work, as well as to upgrades to KeySpan's New York LNG facility. In total, KeySpan anticipates incurring approximately the same amount of construction expenditures in 2006 as it incurred in 2005.

Financing

KeySpan did not engage in any financing activities in the first nine months of 2006, other than commercial paper repayments as noted earlier. However, KeySpan anticipates issuing, subject to execution of definitive agreements, approximately $400 million Senior Unsecured Notes at KEDNY and approximately $100 million Senior Unsecured Notes at KEDLI in the fourth quarter of 2006, pursuant to a private placement that is exempt from registration under the Securities Act of 1933. The Notes were priced on October 26, 2006 at 5.55% and are anticipated to be issued with ten year maturities. The net proceeds from the issuance of the Notes will be used by KEDNY and KEDLI to refinance existing intercompany indebtedness and/or for general working capital purposes.

The following table represents the ratings of our long-term debt at September 30, 2006. In 2004 Standard & Poor's reaffirmed its ratings on KeySpan's and its subsidiaries' long-term debt and removed its negative outlook. Further in 2005, Fitch Ratings revised its ratings on KeySpan's and its subsidiaries' long-term debt to positive outlook. Moody's Investor Services, however, continues to maintain its negative outlook ratings on KeySpan's and its subsidiaries' long-term debt.

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


Off-Balance Sheet Arrangements

Guarantees

KeySpan had a number of financial guarantees with its subsidiaries at September 30, 2006. KeySpan has fully and unconditionally guaranteed: (i) $525 million of medium-term notes issued by KEDLI; (ii) the obligations of KeySpan Ravenswood, LLC, which is the lessee under the $425 million Master Lease associated with the Ravenswood Facility and the lessee under the $385 million sale/leaseback transaction for the Ravenswood Expansion including future decommission costs of $19 million; and (iii) the payment obligations of our subsidiaries related to $128 million of tax-exempt bonds issued through the Nassau County and Suffolk

County Industrial Development Authorities for the construction of two electric-generation peaking facilities on Long Island. The medium-term notes, the Master Lease and the tax-exempt bonds are reflected on the Consolidated Balance Sheet; the sale/leaseback obligation is not recorded on the Consolidated Balance Sheet. Further, KeySpan has guaranteed: (i) up to $71.4 million of surety bonds associated with certain construction projects currently being performed by former subsidiaries; (ii) certain supply contracts, margin accounts and purchase orders for certain subsidiaries in an aggregate amount of $77.0 million; and (iii) $80.3 million of subsidiary letters of credit. These guarantees are not recorded on the Consolidated Balance Sheet. KeySpan's guarantees on certain performance bonds relating to current construction projects of the discontinued mechanical contracting companies will remain in place throughout the construction period for these projects. KeySpan has received an indemnity bond issued by a third party to offset potential exposure related to a significant portion of the continuing guarantee. At this time, we have no reason to believe that our subsidiaries or former subsidiaries will default on their current obligations. However, we cannot predict when or if any defaults may take place or the impact such defaults may have on our consolidated results of operations, financial condition or cash flows. (See Note 6 to the Consolidated Financial Statements, "Financial Guarantees and Contingencies" for additional information regarding KeySpan's guarantees.)

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

Below is a discussion of KeySpan's critical accounting policies and assumptions at September 30, 2006. For a more detailed discussion of these policies and assumptions see KeySpan's Annual Report on Form 10-K for the year ended December 31, 2005, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations "Discussion of Critical Accounting Policies and Assumptions."

Valuation of Goodwill

KeySpan records goodwill on purchase transactions, representing the excess of acquisition cost over the fair value of net assets acquired. In testing for goodwill impairment under Statement of Financial Accounting Standards ("SFAS") 142 "Goodwill and Other Intangible Assets," significant reliance is placed upon a number of estimates regarding future performance that require broad assumptions and significant judgment by management. A change in the fair value of our investments could cause a significant change in the carrying value of goodwill. The assumptions used to measure the fair value of our investments are the same as those used by us to prepare annual operating segment and consolidated earnings and cash flow forecasts. In addition, these assumptions are used to set annual budgetary guidelines. At September 30, 2006, KeySpan has $1.7 billion of recorded goodwill and has concluded that the fair value of the business units that have recorded goodwill exceed their carrying value.

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

As is further discussed under the caption "Regulation and Rate Matters," the rate plans previously in effect for KEDNY and KEDLI have expired. The continued application of SFAS 71 to record the activities of these subsidiaries is contingent upon the actions of regulators with regard to future rate plans. As part of its application for approval of the KeySpan / National Grid plc merger, KeySpan has filed proposed rate plans for KEDNY and KEDLI with the NYPSC. In addition, individual applications for a proposed annual increase in revenues for KEDNY and KEDLI were filed. The ultimate resolution of any future rate plans could have a significant impact on the application of SFAS 71 to these entities and, accordingly, on our financial position, results of operations and cash flows. However, management believes that currently available facts support the continued application of SFAS 71 and that all regulatory assets and liabilities are recoverable or refundable through the regulatory environment.

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

Historically, we have funded our qualified pension plans in excess of the amount required to satisfy minimum ERISA funding requirements. At September 30, 2006, we had a funding credit balance in excess of the ERISA minimum funding requirements. Although we have presently exceeded ERISA funding requirements, our pension plans, on an actuarial basis, are currently underfunded. Therefore, for 2006, KeySpan expects to contribute a total of $120 million to its funded and unfunded post-retirement plans. Future funding requirements are heavily dependent on actual return on plan assets and prevailing interest rates. (In addition to Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations in KeySpan's Annual Report on Form 10-K for the year ended December 31, 2005, see also Note 4 of those Consolidated Financial Statements, "Postretirement Benefits.")

Regulation and Rate Matters

Gas Matters

The rate agreements for KEDNY and KEDLI have expired. Under the terms of the KEDNY and KEDLI rate agreements, gas distribution rates and all other provisions will remain in effect until changed by the NYPSC. KeySpan has recently filed proposed rate plans for KEDNY and KEDLI with the NYPSC as part of its application for approval of the KeySpan / National Grid plc merger, as well as individual applications for a proposed annual increase in revenues for KEDNY and KEDLI. See the "Introduction to the Notes to the Consolidated Financial Statements" for additional details on the filings.

Effective November 1, 2003, the MADTE approved a $25.9 million increase in base revenues for Boston Gas with an allowed return on equity of 10.2% reflecting an equal balance of debt and equity. On January 27, 2004, the MADTE issued its order on Boston Gas Company's Motion for Recalculation, Reconsideration and Clarification that granted an additional $1.1 million in base revenues, for a total of $27 million. The MADTE also approved a Performance Based Rate Plan (the "Plan") for up to ten years, as well as a true-up mechanism for pension and other postretirement benefit costs under which variations between actual pension and other postretirement benefit costs and amounts used to establish rates are deferred and collected from or refunded to customers in subsequent periods. This true-up mechanism allows for carrying charges on deferred assets and liabilities at Boston Gas's weighted-average cost of capital. On October 31, 2006, the MADTE approved a base rate increase of $8.6 million under the Plan. In addition, an increase of $2.7 million in the local distribution adjustment clause was approved to recover pension and other postretirement costs subject to further review by the MADTE.

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

In December 2005, Boston Gas received a MADTE order permitting regulatory recovery of the 2004 gas cost component of bad debt write-offs. This was approved for full recovery as an exogenous cost effective November 1, 2005. In addition, effective January 1, 2006, Boston Gas was permitted to fully recover the gas cost component of bad debt write-offs through its cost-of-gas adjustment clause rather than filing for recovery as an exogenous cost. On October 31, 2006, the MADTE granted Boston Gas recovery of $12 million of the 2005 gas cost component of bad debt write-offs from Boston Gas ratepayers beginning November 1, 2006. This amount will also be recovered through the cost-of-gas adjustment clause.

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

We estimate that the remaining cost of our MGP related environmental cleanup activities, including costs associated with the Ravenswood Generating Station, will be approximately $372.4 million and we have recorded a related liability for such amount. We have also recorded an additional $13.4 million liability, representing the estimated environmental cleanup costs related to a former coal tar processing facility. As of September 30, 2006, we have expended a total of $211.8 million on environmental investigation and remediation activities. (See
Note 6 to the Consolidated Financial Statements, "Financial Guarantees and Contingencies.")

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

In addition, for information concerning the pending in-City capacity mitigation proposal, see the discussion in "Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - Electric Services."

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Financially-Settled Commodity Derivative Instruments - Hedging Activities: From time to time, KeySpan subsidiaries have utilized derivative financial instruments, such as futures, options and swaps, for the purpose of hedging the cash flow variability associated with changes in commodity prices. KeySpan is exposed to commodity price risk primarily with regard to its gas distribution operations, gas exploration and production activities and its electric generating facilities. Our gas distribution operations utilize over-the-counter ("OTC") natural gas and fuel oil swaps to hedge the cash-flow variability of specified portions of gas purchases and sales associated with certain large-volume customers when economically appropriate to do so. Seneca-Upshur utilizes OTC natural gas swaps to hedge cash flow variability associated with forecasted sales of natural gas. The Ravenswood Generating Station uses derivative financial instruments to hedge the cash flow variability associated with the purchase of a portion of natural gas and oil that will be consumed during the generation of electricity. The Ravenswood Generating Station also hedges the cash flow variability associated with a portion of electric energy sales using OTC electricity swaps.

KeySpan uses market quoted forward prices to value OTC swap contracts.

Financially-Settled Commodity Derivative Instruments that Do Not Qualify for Hedge Accounting: KeySpan subsidiaries also have employed a limited number of financial derivatives that do not qualify for hedge accounting treatment under SFAS 133. We had purchased a series of call options on the spread between the price of heating oil and the price of natural gas to further complement our hedging strategy noted above regarding sales to certain large-volume customers. As of September 30, 2006, these options, as well as the OTC gas and oil swaps, have expired. The Ravenswood Generating Station has also employed a limited number of financial derivatives that do not qualify for hedge accounting treatment under SFAS 133 associated with the purchase of fuel oil. Additionally, KeySpan entered into an International SWAP Dealers Association Master Agreement for a fixed for floating unforced capacity financial swap with Morgan Stanley Capital Group Inc., as well as a gas distribution asset optimization contract that employs derivative financial instruments.

The following tables set forth selected financial data associated with these derivative financial instruments noted above that were outstanding at September 30, 2006.

-------------------------------------------------------------------------------------------------
                                    Year of   Volumes   Fixed          Current       Fair Value
       Type of Contract            Maturity     mmcf    Price $        Price $     (In $ Millions)
-------------------------------------------------------------------------------------------------
              Gas
Swaps/Futures - Long Natural Gas     2006      4,101  4.82 - 11.94    4.20 - 7.35        (11.7)
                                     2007      3,651  9.82 - 11.94    7.20 - 8.76         (5.1)
                                     2008        360          9.82    7.26 - 9.14         (0.3)

OTC Swaps - Short Natural Gas        2006        683  6.17 - 10.69    4.20 - 7.35          2.5
                                     2007      2,622  5.86 - 11.54    7.20 - 8.76         (4.6)
                                     2008      1,596  6.77 - 6.85     7.26 - 9.14         (2.7)
                                     2009      1,300  7.60 - 10.90    7.02 - 8.89          1.0
-------------------------------------------------------------------------------------------------
                                              14,313                                     (20.9)
-------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                            Year of         Volumes       Fixed                Current                  Fair Value
    Type of Contract                        Maturity        Barrels       Price $               Price $                (In Millions)
------------------------------------------------------------------------------------------------------------------------------------
            Oil
Swaps - Long Fuel Oil                          2006           51,755    57.90 - 67.60            46.80                       (0.8)
                                               2007          251,812    59.20 - 69.08        53.69 - 58.18                   (2.7)
                                               2008           34,544        67.60                58.18                       (0.3)
------------------------------------------------------------------------------------------------------------------------------------
                                                             338,111                                                         (3.8)
------------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
                                 Year of                            Fixed Margin/             Current               Fair Value
    Type of Contract             Maturity           MWh                Price $                 Price $            (In $ Millions)
---------------------------------------------------------------------------------------------------------------------------------
       Electricity
Swaps - Energy                      2006          471,800           59.90 - 123.00          44.75 - 88.25                  11.6
                                    2007          144,800           97.60 - 150.50          78.92 - 108.69                  9.4
---------------------------------------------------------------------------------------------------------------------------------
                                                  616,600                                                                  21.0
---------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------
                                                       2006
Change in Fair Value of Derivative Instruments    (In $ Millions)
-----------------------------------------------------------------
Fair value of contracts at January 1,                      (18.1)
Net (gains) on contracts realized                          (67.1)
Increase in fair value of all open contracts                81.5
-----------------------------------------------------------------
Fair value of contracts outstanding at September 30,        (3.7)
-----------------------------------------------------------------


------------------------------------------------------------------------------
(In Millions of Dollars)
------------------------------------------------------------------------------
                                      Fair Value of Contracts
------------------------------------------------------------------------------
                                      Mature Within                    Total
Sources of Fair Value                   12 Months      Thereafter   Fair Value
------------------------------------------------------------------------------
Prices actively quoted                     $ (18.6)      $ (2.2)      $ (20.8)
Local published indicies                      17.1            -          17.1
------------------------------------------------------------------------------
                                           $  (1.5)      $ (2.2)      $  (3.7)
------------------------------------------------------------------------------

We measure the commodity risk of our derivative hedging instruments (indicated in the above table) using a sensitivity analysis. Based on a sensitivity analysis as of September 30, 2006 a 10% increase/decrease in natural gas prices would decrease/increase the value of derivative instruments maturing in one year by $5.1 million.

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

The following table sets forth selected financial data associated with these derivative financial instruments that were outstanding at September 30, 2006.

-----------------------------------------------------------------------------------------
                      Year of     Volumes     Fixed         Current          Fair Value
Type of Contract      Maturity      mmcf      Price ($)      Price ($)    (In $ Millions)
-----------------------------------------------------------------------------------------
Swaps                    2006      29,636  6.05 - 12.29    5.62 - 7.35           (94.2)
                         2007      66,936  6.81 - 12.29    7.20 - 8.76          (159.4)
                         2008      11,985  7.16 - 11.64    7.26 - 9.14           (23.2)
-----------------------------------------------------------------------------------------
                                  108,557                                       (276.8)
-----------------------------------------------------------------------------------------

See Note 4 to the  Consolidated  Financial  Statements  "Hedging and  Derivative
Financial   Instruments"  for  a  further  description  of  all  our  derivative instruments.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to KeySpan's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level in alerting them timely to material information required to be included in KeySpan's periodic SEC reports.

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

Among the factors that could cause actual results to differ materially are:

- the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement with National Grid plc or the failure of the merger to close for any reason;


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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

(a)  Date of Meeting

     The Annual Meeting of Stockholders of KeySpan Corporation was held on August 17, 2006.

(b) and (c) Name of Each Director Elected at the Meeting and Description of Each Matter Voted on and Number of Votes Cast

                                                                                   For       Against     Withheld
                                                                             --------------- --------- --------------
1.    The proposal to elect directors to serve until the next meeting of stockholders or until their successors are elected.
              Robert B. Catell                                                  141,113,738         --      8,301,560
              Andrea S. Christensen                                             142,856,453         --      6,558,845
              Robert J. Fani                                                    143,069,405         --      6,345,893
              Alan H. Fishman                                                   133,692,168         --     15,723,130
              James R. Jones                                                    142,516,931         --      6,898,367
              James L. Larocca                                                  142,674,326         --      6,740,972
              Gloria C. Larson                                                  142,588,762         --      6,826,536
              Stephen W. McKessy                                                142,533,304         --      6,881,994
              Edward D. Miller                                                  142,520,380         --      6,894,918
              Vikki L. Pryor                                                    142,790,782                 6,624,516


                                                            For           Against       Abstain        Non-Vote
                                                       -----------------------------  ------------- ----------------
2.   The proposal to ratify the appointment of
     Deloitte & Touche LLP as independent registered
     public accounting firm as auditors of the Company
     for the fiscal year ending December 31, 2006.      143,871,717       3,332,653      2,210,928         --



                                                            For           Against       Abstain        Non-Vote
                                                       -----------------------------  ------------- ----------------
3.   The proposal to adopt the Agreement and Plan of
     Merger dated February 25, 2006, among National
     Grid plc, National Grid US8 Inc. and KeySpan       109,184,628       7,442,564      2,160,682      30,627,424
     Corporation.



                                                            For           Against       Abstain        Non-Vote

                                                     -------------------------------  ------------- ----------------
4.   The shareholder proposal to adopt simple            65,114,814      48,536,898      5,136,162      30,627,424
     majority vote.


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




Date: November 3, 2006                      /s/ Gerald Luterman
                                            ----------------------
                                                Gerald Luterman
                                                Executive Vice President and
                                                Chief Financial Officer


Date: November 3, 2006                      /s/ Theresa A. Balog
                                            --------------------
                                                Theresa A. Balog
                                                Vice President and
                                                Chief Accounting Officer