Form 10-K
period 2006-12-31
KEYSPAN CORP
filed 2007-02-22
CIK 1062379

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                        X Yes  ___ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.             X Yes  ___ No

Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filler.

Large accelerated filer X      Accelerated filer___     Non-accelerated filer___

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Act).      ___ Yes     X No

The aggregate market value of the voting and non-voting common equity held by non-affiliates (174,772,562 shares) of the registrant was $7,223,349,984 based on the closing price of the New York Stock Exchange on February 20, 2007, of $41.33 per share.

As of February 20, 2007, there were 175,588,130 shares of common stock, $.01 par value, outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE
None.

                               KEYSPAN CORPORATION
                                INDEX TO FORM 10-K                                                                       Page
                                                                                                                         ----
                                     PART I
                                     ------
ITEM 1.           BUSINESS..................................................................................................1
ITEM 1A.          RISK FACTORS.............................................................................................25
ITEM 1B.          UNRESOLVED STAFF COMMENTS................................................................................33
ITEM 2.           PROPERTIES...............................................................................................33
ITEM 3.           LEGAL PROCEEDINGS........................................................................................33
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................................33

                                     PART II
                                     -------
ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
                  MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES........................................................34
ITEM 6.           SELECTED FINANCIAL DATA..................................................................................37
ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATION.....................................................................................38
ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...............................................92
ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............................................................95
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS................................................................101
            INTRODUCTION TO THE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS............................................101
            Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES...........................................................103
            Note 2.  BUSINESS SEGMENTS....................................................................................125
            Note 3.  INCOME TAX...........................................................................................130
            Note 4.  POSTRETIREMENT BENEFITS..............................................................................132
            Note 5.  CAPITAL STOCK........................................................................................140
            Note 6.  LONG-TERM DEBT AND COMMERCIAL PAPER..................................................................140
            Note 7.  CONTRACTUAL OBLIGATIONS, FINANCIAL GUARANTEES
                     AND CONTINGENCIES....................................................................................144
            Note 8.  HEDGING, DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUES............................................156
            Note 9.  GAS PRODUCTION AND DEVELOPMENT PROPERTY - DEPLETION..................................................161
            Note 10.  ENERGY SERVICES- DISCONTINUED OPERATIONS............................................................162
            Note 11.  2006 LIPA SETTLEMENT................................................................................164
            Note 12.  KEYSPAN GAS EAST CORPORATION SUMMARY FINANCIAL DATA.................................................166
            Note 13.  SUMMARY OF QUARTERLY INFORMATION (UNAUDITED)........................................................172
ITEM 9             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                   AND FINANCIAL DISCLOSURE...............................................................................175
ITEM 9A.           CONTROLS AND PROCEDURES................................................................................175

                                    PART III
                                    --------
ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE .................................................179
ITEM 11.          EXECUTIVE COMPENSATION..................................................................................187
ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT AND RELATED STOCKHOLDER MATTERS..............................................................224
ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
                  INDEPENDENCE............................................................................................225
ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES..................................................................227

                                     PART IV
                                     -------
ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES.................................................................229

                                     PART I
                                     ------

ITEM 1.     BUSINESS

CORPORATE OVERVIEW

KeySpan Corporation ("KeySpan") is a member of the Standard and Poor's 500 Index. KeySpan is a New York corporation and a holding company under the Public Utility Holding Company Act of 2005 ("PUHCA 2005"). KeySpan was formed in May 1998, as a result of the business combination of KeySpan Energy Corporation, the parent of The Brooklyn Union Gas Company, and certain businesses of the Long Island Lighting Company ("LILCO"). On November 8, 2000, KeySpan acquired Eastern Enterprises ("Eastern"), now known as KeySpan New England, LLC ("KNE"), a Massachusetts limited liability company, which primarily owns Boston Gas Company ("Boston Gas"), Colonial Gas Company ("Colonial Gas") and Essex Gas Company ("Essex Gas"), gas utilities operating in Massachusetts, as well as EnergyNorth Natural Gas, Inc. ("EnergyNorth"), a gas utility operating principally in central New Hampshire. KeySpan operates six regulated utilities that distribute natural gas to approximately 2.6 million customers in New York City, Long Island, Massachusetts and New Hampshire, making KeySpan the fifth largest gas distribution company in the United States and the largest in the Northeast. KeySpan also owns, leases and operates electric generating plants in Nassau and Suffolk Counties on Long Island and in Queens County in New York City and is the largest electric generation operator in New York State. Under contractual arrangements, KeySpan provides power, electric transmission and distribution services, billing and other customer services for approximately 1.1 million electric customers of the Long Island Power Authority ("LIPA"). KeySpan's other operating subsidiaries are primarily involved in gas production and development; underground gas storage; liquefied natural gas ("LNG") storage; retail electric marketing; large energy-system ownership, installation and management; service and maintenance of energy systems; and engineering and consulting services. KeySpan also invests and participates in the development of natural gas pipelines, electric generation and other energy-related projects. As used herein, "KeySpan," "we," "us" and "our" refers to KeySpan Corporation, its six principal gas distribution subsidiaries and its other regulated and unregulated subsidiaries, individually and in the aggregate.

On February 25, 2006, KeySpan entered into an Agreement and Plan of Merger (the "Merger Agreement"), with National Grid plc, a public limited company incorporated under the laws of England and Wales ("Parent") and National Grid US8, Inc., a New York Corporation ("Merger Sub"), pursuant to which Merger Sub will merge with and into KeySpan (the "Merger"), with KeySpan continuing as the surviving company and thereby becoming an indirect wholly-owned subsidiary of the Parent. Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of KeySpan common stock, par value $0.01 per share (the "Shares"), other than treasury shares and shares held by the Parent and its subsidiaries, shall be canceled and shall be converted into the right to receive $42.00 in cash, without interest.

Consummation of the Merger is subject to various closing conditions, including but not limited to the receipt of requisite regulatory approvals from certain United States federal and state public utility, antitrust and other regulatory authorities, all of which have been filed and many of which have been obtained. Specifically, we filed our application for approval of the Merger pursuant to the Federal Power Act in May 2006 and in October the requisite approval was obtained from the Federal Energy Regulatory Commission ("FERC"). In early July 2006, we cleared review by the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvement Act and received notification that the Committee on Foreign Investment in the U.S. has determined that there are no issues of national security sufficient to warrant an investigation of the transaction. On July 20, 2006 we filed an application for approval of the transaction with the New York Public Service Commission ("NYPSC"). KeySpan has also sought approval of the merger from the New Hampshire Public Utility Commission. In October 2006, the State of New Jersey Board of Public Utilities approved a change of control of KeySpan Communication Corp., which provides telecommunications services in New Jersey. In addition, the Merger was approved by our shareholders at our Annual Meeting on August 17, 2006. Shareholders of National Grid plc approved the Merger at a meeting held on July 31, 2006.

In addition to seeking approval of the Merger, the application filed with the NYPSC also contained proposed ten-year rate plans for KeySpan Energy Delivery of New York ("KEDNY") and KeySpan Energy Delivery of Long Island ("KEDLI"), as well as proposals concerning corporate structure and affiliate rules, the rate treatment for synergy savings and for low income and energy efficiency programs, among others. Specifically, the rate plan proposals provide for, among other things, a freeze of base delivery rates for KEDNY and KEDLI for 18 months. Thereafter, KEDNY's and KEDLI's gas adjustment clauses would be increased to recover, on a prospective basis, estimated gas commodity-related costs of $68.6 million for KEDNY and $28.7 million for KEDLI that would no longer be included in base rates. In addition, KEDNY and KEDLI base delivery rates would be increased by an average of 2.5% ($62.4 million) and 2.3% ($39.4 million), respectively in years 3, 5, 7 and 9 of the rate plans. The proposed rate plans contemplate an allowed return on equity of 11.0% for each entity. Cumulative earnings above 11.75% would be shared between gas sales customers and KeySpan over the rate plan period. On October 3, 2006 National Grid plc filed testimony and exhibits with the NYPSC that further explains the exhibits and attachments that were previously submitted as part of the July 20, 2006 petition.

Separately from the merger application, on October 3, 2006, KEDNY and KEDLI filed with the NYPSC individual applications for proposed annual increases in revenues, which applications assumed that KEDNY and KEDLI remained as stand-alone companies. The proposed revenue increases are for approximately 9.1% and 10.9% for KEDNY and KEDLI, respectively. KEDNY's last base rate increase took effect October 1, 1993 and since then base rates have been reduced twice - once in 1996 and again in 1998. KEDLI's last base rate increase took effect

December 1, 1995. Since that time, KEDLI's base rates were reduced twice in 1998. The principal factors creating the need for rate relief are increases in operating and maintenance expenses, increases in rate base, increased property taxes and depreciation expense, and the need to commence recovery of previously deferred costs such as pension and post retirement benefits, environmental expenditures and property taxes.

The total projected increase in revenues is comprised of two components; (i) an increase in base rates of $180.7 million for KEDNY and $145 million for KEDLI; and (ii) projected increases of $32.8 million and $13.6 million for KEDNY and KEDLI, respectively, for gas-related expenses that will be recovered through the Gas Adjustment Clause ("GAC") and/or the Transportation Adjustment Clause ("TAC"). The proposed rate of return on equity is 11.0% for both KEDNY and KEDLI.

The NYPSC may suspend the implementation of the proposed tariff changes for up to eleven months, which would mean, absent other intervening events, an effective date of September 3, 2007 for new rates. Although KEDNY and KEDLI proposed the new rates described above in these tariff filings, it will not be necessary to implement the rate increases proposed therein if the NYPSC approves the Merger between National Grid plc and KeySpan and approves the related ten-year rate plan previously noted, or some variation thereof.

On February 20, 2007, NYPSC Staff filed its direct testimony in the merger proceeding. NYSPSC Staff opposed the current terms of the Merger on policy grounds, but suggested that it could support the Merger under certain circumstances. KeySpan and National Grid intend to file testimony responding to the positions taken by Staff. In addition, on January 29, 2007, Staff filed its direct testimony in the rate case proceedings and our rebuttal testimony was filed on February 21, 2007. In connection with each of these proceedings, hearings before an administrative law judge (ALJ) are scheduled to begin in late March. Unless a settlement among the parties is otherwise reached, the ALJ will issue its recommended decision to the NYPSC following such hearings. Ultimately, the NYPSC may accept, reject, or modify all or any part of the ALJ's recommended decision.

KeySpan and National Grid will continue to pursue all required approvals and continue to anticipate that the Merger will be consummated in mid-2007. However, we are unable to predict the outcome of these regulatory proceedings and no assurance can be given that the Merger will occur or the timing of its completion. Accordingly, any statements contained herein concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions are "forward-looking statements" and do not take into account the occurrence or impact of any potential strategic transaction on the future operations, financial condition and cash flows of KeySpan.

KeySpan is a holding company under the Public Utility Holding Company Act of 2005, as amended ("PUHCA 2005"). In August 2005, the Energy Policy Act of 2005 (the "Energy Act") was enacted. The Energy Act is a broad energy bill that places an increased emphasis on the production of energy and promotes the development of new technologies and alternative energy sources and provides tax credits to companies that produce natural gas, oil, coal, electricity and renewable energy. For KeySpan, one of the more significant provisions of the Energy Act was the repeal of the Public Utility Holding Company Act of 1935, as amended ("PUHCA 1935"), which became effective on February 8, 2006. Since that time, the jurisdiction of the Securities and Exchange Commission ("SEC") over certain holding company activities, including the regulation of our affiliate transactions and service companies, has been transferred to the jurisdiction of the Federal Energy Regulatory Commission ("FERC") pursuant to PUHCA 2005. See "Regulation and Rate Matters" for additional information on the Energy Act and PUHCA 2005.

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

The Electric Services segment consists of subsidiaries that manage the electric transmission and distribution system ("T&D System") owned by LIPA; provide generating capacity and, to the extent required, energy conversion services for LIPA from our approximately 4,200 megawatts ("MW") of generating facilities located on Long Island; and manage fuel supplies for LIPA to fuel our Long Island generating facilities. The Electric Services segment also includes subsidiaries that own, lease and operate the 2,200 MW Ravenswood electric generation facility (the "Ravenswood Facility"), located in Queens County in New York City, and the 250 MW combined cycle generating unit (the "Ravenswood Expansion") which began full commercial operation in May 2004 (collectively, the Ravenswood Facility and the Ravenswood Expansion are referred to herein as the "Ravenswood Generating Station" and have a total electric capacity of 2,450 MW). Moreover, subsidiaries in this segment also provide retail marketing of electricity to commercial customers.

The Energy Services segment provides energy-related services to customers primarily located within the Northeastern United States, with concentrations in the New York City and Boston metropolitan areas.

The Energy Investments segment includes our gas production and development activities, domestic pipelines, gas storage facilities and LNG facilities and operations.

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

GAS DISTRIBUTION OVERVIEW

Our gas distribution activities are conducted by our six regulated gas distribution subsidiaries, which operate in three states in the Northeast: New York, Massachusetts and New Hampshire. We are the fifth largest gas distribution company in the United States and the largest in the Northeast, with approximately 2.6 million customers served within an aggregate service area covering 4,273 square miles. In New York, The Brooklyn Union Gas Company, doing business as KeySpan Energy Delivery New York ("KEDNY"), provides gas distribution services to customers in the New York City Boroughs of Brooklyn, Queens and Staten Island; and KeySpan Gas East Corporation, doing business as
KeySpan Energy Delivery Long Island ("KEDLI"), provides gas distribution services to customers in the Long Island Counties of Nassau and Suffolk and the Rockaway Peninsula of Queens County. In Massachusetts, Boston Gas provides gas distribution services in eastern and central Massachusetts; Colonial Gas provides gas distribution services on Cape Cod and in eastern Massachusetts; and Essex Gas provides gas distribution services in eastern Massachusetts. In New Hampshire, EnergyNorth provides gas distribution services to customers principally located in central New Hampshire. Our New England gas companies all do business as KeySpan Energy Delivery New England ("KEDNE").

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

Natural gas is offered for sale to residential and small commercial customers on a "firm" basis, and to most large commercial and industrial customers on either a "firm" or "interruptible" basis. "Firm" service is offered to customers under tariffed schedules or contracts that anticipate no interruptions, whereas "interruptible" service is offered to customers under tariffed schedules or contracts that anticipate and permit interruption on short notice, generally in peak-load seasons or for system reliability reasons. We maintain a diverse portfolio of firm gas supply, storage and pipeline transportation capacity contracts to adequately serve the requirements of our gas sales customers, to maintain system reliability and system operations, and to meet our obligation to serve our customers. We also engage in the use of derivative financial instruments from time to time to reduce the cash flow volatility associated with the purchase price for a portion of future natural gas purchases.

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

Our gas operations can be significantly affected by seasonal weather conditions. Annual revenues are substantially realized during the heating season as a result of higher sales of gas due to cold weather. Accordingly, operating results historically are most favorable in the first and fourth calendar quarters. KEDNY and KEDLI each operate under a utility tariff that contains a weather normalization adjustment that largely offsets variations in firm net revenues due to fluctuations in normal weather. However, the tariffs for our four KEDNE gas distribution companies do not contain such a weather normalization adjustment and, therefore, fluctuations in seasonal weather conditions between years may have a significant effect on results of operations and cash flows for these four subsidiaries. We utilize weather derivatives for KEDNE to mitigate variations in firm net revenues due to warmer-than-normal weather during the heating season.

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

Peak-Day Capability. The design criteria for the New York gas system assumes an average temperature of 0(0)F for peak-day demand. Under such criteria, we estimate that the requirements to supply our firm gas customers would amount to approximately 2,129 MDTH (one MDTH equals 1,000 DTH or 1 billion British Thermal Units) of gas for a peak-day during the 2006/07 winter season and that the gas available to us on such a peak-day amounts to approximately 2,235 MDTH.

The highest daily throughput most recently experienced occurred on February 5, 2007 in which the demand of the firm New York customers was 1,874 MDTH, and the average temperature was 14(degree)F. KEDNY and KEDLI have sufficient gas supply available to meet the requirements of their firm gas customers for the 2006/07 winter season.

Our New York firm gas peak-day capability is summarized in the following table:

Source                                        MDTH per day         % of Total
------------------------------------------    ----------------     ------------

Pipeline                                      865                  39%
Underground Storage                           800                  36%
Peaking Supplies                              570                  25%
                                              ---                  ---

Total                                         2,235                100%
                                              =======              =======

Pipelines. Our New York based gas distribution utilities purchase natural gas for sale under contracts with suppliers of natural gas located in domestic and Canadian supply basins and arrange for its transportation to our facilities under firm long-term contracts with interstate pipeline companies. For the 2006/07 gas year, approximately 73% of our New York natural gas supply was available from domestic sources and 27% from Canadian sources. We have available under firm contract 865 MDTH per day of year-round and seasonal pipeline transportation capacity. Our major providers of interstate pipeline capacity and related services include: Transcontinental Gas Pipe Line Corporation ("Transco"), Texas Eastern Transmission Corporation ("Tetco"), Iroquois Gas Transmission System, L.P. ("Iroquois"), Tennessee Gas Pipeline Company ("Tennessee"), Dominion Transmission Incorporated ("Dominion"), Texas Gas Transmission Company, TransCanada Corporation and Union Gas.

Underground Storage. In order to meet winter demand in our New York service territories, we also have long-term contracts with Transco, Tetco, Tennessee, Dominion, Equitrans, Inc., National Fuel Gas Supply Corporation ("National Fuel") and Honeoye Storage Corporation ("Honeoye") for underground storage capacity of 60,766 MDTH and 800 MDTH per day of maximum deliverability.

Peaking Supplies. In addition to the pipeline and underground storage supply, we supplement our winter supply portfolio with peaking supplies that are available on the coldest days of the year to economically meet the increased requirements of our heating customers. Our peaking supplies include: (i) two LNG plants; (ii) peaking supply contracts with dual-fuel power producers located in our franchise areas; and (iii) third-party peaking supply contracts with suppliers located outside our franchise area. For the 2006/07 winter season, we have the capability to provide maximum peaking supplies of 570 MDTH on extremely cold days. The LNG plants provide us with peak-day capacity of 395 MDTH and winter season availability of 2,053 MDTH. The peaking supply contracts with the dual fuel power producers provide us with peak-day capacity of 175 MDTH and winter season availability of 4,846 MDTH.

Gas Supply Management. We currently perform our New York-based gas supply management services internally.

Gas Costs. The current gas rate structure of each of these companies includes a gas adjustment clause pursuant to which variations between actual gas costs incurred and gas costs billed are deferred and subsequently refunded to or collected from firm customers.

Combined Gas Supply Portfolios. KEDNY and KEDLI combined the planning, management and utilization of their respective gas supply portfolios to enable each company to serve its customers more reliably and cost effectively. Specifically, these companies plan the acquisition of incremental pipeline capacity, underground storage, gas supply and peaking supply contracts to meet projected growth in firm customer demand on a combined portfolio basis. This approach enables these companies to realize synergies that would otherwise not be attainable if they were to plan independently for the development of their respective portfolios. These two companies, by virtue of their geographic proximity, complementary customer demand profiles and similar gas contracts are able to add incremental capacity more effectively to meet expected customer demand growth by planning the portfolios on a combined basis.

Deregulation. Regulatory actions, economic factors and changes in customers and their preferences continue to reshape our gas operations. A number of customers currently purchase their gas supplies from natural gas marketers and then contract with us for local transportation, balancing and other unbundled services. In addition, our New York gas distribution companies release firm capacity on our interstate pipeline transportation contracts to natural gas marketers to ensure the marketers' gas supply is delivered on a firm basis and in a reliable manner. As of January 1, 2007, approximately 98,968 gas customers on the New York gas distribution system are purchasing their gas from marketers. However, net gas revenues are not significantly affected by customers opting to purchase their gas supply from other sources since delivery rates charged to transportation customers generally are the same as delivery rates charged to sales service customers.

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

Peak-Day Capability. The design criteria for the New England gas systems assumes an average temperature of -6(0)F in Massachusetts and -8(0)F in New Hampshire for peak-day demand. Under such criteria, we estimate that the requirements to supply our firm gas customers would amount to approximately 1,389 MDTH of gas for a peak-day during the 2006/07 winter season and that the gas available to us on such a peak-day amounts to approximately 1,420 MDTH.

The highest daily throughput most recently experienced occurred on January 26, 2007 in which the demand of the firm New England customers (which includes both firm sales and firm transportation) was 1,210 MDTH, and the average temperature was 9(0)F. KEDNE has sufficient gas supply available to meet the requirements of their firm gas customers for the 2006/07 winter season.

Our New England firm gas peak-day capability is summarized in the following table:

Source                                     MDTH per day        % of Total
---------------------------------------    ----------------    --------------

Pipeline                                   500                 35%
Underground Storage                        248                 18%
Peaking Supplies                           672                 47%
                                           ---------           --
Total                                      1,420               100%
                                           =========           =======

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

Peaking Supplies. In addition to the pipeline and underground storage supply, we supplement our winter supply portfolio with peaking supplies that are available on the coldest days of the year to economically meet the increased requirements of our heating customers. Our peaking supplies include (i) local production plants that store LNG and liquid propane until vaporized, which are located strategically across the service territory and (ii) contracts for LNG storage and delivery with our LNG subsidiary, KeySpan LNG LP, located in Providence, Rhode Island and with Distrigas of Massachusetts located in Everett, Massachusetts. For the 2006/07 winter season, we have the capability to provide maximum peaking supplies of 672 MDTH on extremely cold days.

Gas Supply Management. KeySpan has a management contract with Merrill Lynch Trading, under which KeySpan and Merrill Lynch Trading share the responsibilities for managing KeySpan's upstream gas contracted assets associated with its Massachusetts gas distribution subsidiaries, as well as providing city-gate delivered supply. KeySpan, Merrill Lynch Trading and KeySpan's Massachusetts gas sales customers will share in the profits generated from the optimization of these assets. The Massachusetts Department of Telecommunications and Energy ("MADTE") approved this contract in March 2006 effective April 1, 2006. KeySpan provides these services internally for its New Hampshire gas distribution subsidiaries.

Gas Costs. The current gas rate structure of each of the KEDNE companies includes a gas adjustment clause pursuant to which variations between actual gas costs incurred and gas costs billed are deferred and subsequently refunded to or collected from firm customers.

For additional information and for financial information concerning the gas distribution segment, see the discussion in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Gas Distribution" and Note 2 to the Consolidated Financial Statements, "Business Segments".

ELECTRIC SERVICES OVERVIEW

We are the largest electric generator in New York State. Our subsidiaries own and operate 5 large generating plants and 13 smaller facilities which are comprised of 57 generating units in Nassau and Suffolk Counties on Long Island and the Rockaway Peninsula in Queens. In addition, we own, lease and operate the Ravenswood Generating Station located in Queens County, which is the largest generating facility in New York City. The Ravenswood Generating Station is comprised of 3 large steam-generating units, a 250 MW combined cycle generating unit and 17 gas turbine generators. We also operate and maintain a 55 MW gas turbine unit in Greenport, Long Island under an agreement with a third party.

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

On February 1, 2006, KeySpan and LIPA entered into (i) an amended and restated Management Services Agreement (the "2006 MSA"), pursuant to which KeySpan will continue to operate and maintain the electric T&D System owned by LIPA on Long Island through 2013; (ii) a new Option and Purchase and Sale Agreement (the "2006 Option Agreement"), to replace the Generation Purchase Rights Agreement (the "GPRA"), pursuant to which LIPA had the option, through December 15, 2005, to acquire substantially all of the electric generating facilities owned by KeySpan on Long Island; and (iii) a Settlement Agreement (the "2006 Settlement Agreement") resolving outstanding issues between the parties regarding the 1998 LIPA Agreements. The 2006 MSA, the 2006 Option Agreement and the 2006 Settlement Agreement are collectively referred to herein as the "2006 LIPA Agreements." These will become effective following approval by the New York State

Comptroller's Office and the New York State Attorney General. (For a further discussion on these LIPA agreements see the discussion under the caption "Electric Services - LIPA Agreements" and Note 11 to the Consolidated Financial Statements "2006 LIPA Settlement"). The Electric Services segment also provides retail marketing of electricity to commercial customers.

Portions of our Electric Services business can be affected by seasonal weather conditions and market conditions. The majority of the capacity revenue associated with the Ravenswood Generating Station is realized during the six months between May and October of each year. Energy and ancillary service sales from our Ravenswood Generating Station are directly correlated to the demand for electricity and competition from other resources. Typically, the demand and price for electricity increases during the extreme temperature conditions of summer. However, depending on the availability of alternative competitive supply, extreme temperature conditions may not result in increased revenue. As a result, fluctuations in weather and competitive supply between years may have a significant effect on results of operations in this portion of our Electric Services business.

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

In 2004, we completed construction of the Ravenswood Expansion, a 250 MW combined cycle generating unit at the Ravenswood Facility, thereby increasing the total electric capacity of the Ravenswood Facility to 2,450 MW. In mid-May 2004, the Ravenswood Expansion began full commercial operations. To finance the Ravenswood Expansion, we entered into a leveraged lease financing arrangement pursuant to which the Ravenswood Expansion was acquired by an unaffiliated lessor from KSR and simultaneously leased back to it. This lease transaction qualifies as an operating lease under SFAS 98 "Accounting for Leases:
Sale/Leaseback Transactions Involving Real Estate; Sales-Type Leases of Real Estate; Definition of the Lease Term; an Initial Direct Costs of Direct Financing Leases, an amendment of FASB Statements No.13, 66, 91 and a rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11." See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - "Electric Services Revenue Mechanisms" for a further discussion of these matters.

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

KeySpan continues to believe that New York City represents a strong capacity market and has entered into an International Swap Dealers Association ("ISDA") Master Agreement for a fixed for float unforced capacity financial swap (the
"Swap Agreement") with Morgan Stanley Capital Group Inc. ("Morgan Stanley") dated as of January 18, 2006. The Swap Agreement has a three year term that began on May 1, 2006. The notional quantity is 1,800,000kW (the "Notional Quantity") of In-City Unforced Capacity and the fixed price is $7.57/kW-month ("Fixed Price"), subject to adjustment upon the occurrence of certain events. Settlement occurs on a monthly basis based on the In-City Unforced Capacity price determined by the relevant New York Independent System Operator Spot Demand Curve Auction Market ("Floating Price"). For each monthly settlement period, the price difference equals the Fixed Price minus the Floating Price. If such price difference is less than zero, Morgan Stanley pays KeySpan an amount equal to the product of (a) the Notional Quantity and (b) the absolute value of such price difference. Conversely, if such price difference is greater than zero, KeySpan pays Morgan Stanley an amount equal to the product of (a) the Notional Quantity and (b) the absolute value of such price difference.

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

The following table indicates the 2006 summer capacity of all of our steam generation facilities and gas turbine ("GT") units as reported to the NYISO:

--------------------------------------------------------------------------------------------------------------------
Location of Units                     Description                      Fuel              Units           MW
--------------------------------------------------------------------------------------------------------------------
Long Island City                      Steam Turbine                    Dual*             3               1,651
Long Island City                      Combined Cycle                   Dual*             1               231
Northport, L.I.                       Steam Turbine                    Dual*             4               1,552
Port Jefferson, L.I.                  Steam Turbine                    Dual*             2               383
Glenwood, L.I.                        Steam Turbine                    Gas               2               239
Island Park, L.I.                     Steam Turbine                    Dual*             2               385
Far Rockaway, L.I.                    Steam Turbine                    Dual*             1               111
Long Island City                      GT Units                         Dual*             17              423
Glenwood and Port
Jefferson Energy
Center, L.I.                          GT Units                         Dual              4               159
Throughout L.I.                       GT Units                         Dual*             12              305
Throughout L.I.                       GT Units                         Oil               30              1067
                                                                                         --              ----

TOTAL                                                                                    78              6506

====================================================================================================================
*Dual - Oil (#2 oil or #6 residual oil) or kerosene, and natural gas.

For additional information and for financial information concerning the Electric Services segment, see the discussion in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Electric Services" and Note 2 to the Consolidated Financial Statements, "Business Segments".

Agreements with LIPA

LIPA is a corporate municipal instrumentality and a political subdivision of the State of New York. On May 28, 1998, certain of LILCO's business units were merged with KeySpan and LILCO's common stock and remaining assets were acquired by LIPA. At the time of this transaction, KeySpan and LIPA entered into three major long-term service agreements that (i) provide to LIPA all operation, maintenance and construction services and significant administrative services relating to the Long Island electric transmission and distribution system ("T&D System") pursuant to the Management Services Agreement (the "1998 MSA"); (ii) supply LIPA with electric generating capacity, energy conversion and ancillary services from our Long Island generating units pursuant to the Power Supply Agreement (the "1998 PSA") and other long-term agreements through which we provide LIPA with approximately one half of its customers' energy needs; and
(iii) manage all aspects of the fuel supply for our Long Island generating facilities, as well as all aspects of the capacity and energy owned by or under contract to LIPA pursuant to the Energy Management Agreement (the "1998 EMA"). We also purchase energy, capacity and ancillary services in the open market on LIPA's behalf under the 1998 EMA. The 1998 MSA, 1998 PSA and 1998 EMA all became effective on May 28, 1998 and are collectively referred to as the 1998 LIPA Agreements.

On February 1, 2006, KeySpan and LIPA entered into (i) an amended and restated Management Services Agreement (the "2006 MSA"), pursuant to which KeySpan will continue to operate and maintain the electric T&D System owned by LIPA on Long Island; (ii) a new Option and Purchase and Sale Agreement (the "2006 Option Agreement"), to replace the Generation Purchase Rights Agreement (as amended, the "GPRA"), pursuant to which LIPA had the option, through December 15, 2005, to acquire substantially all of the electric generating facilities owned by KeySpan on Long Island; and (iii) a Settlement Agreement (the "2006 Settlement Agreement") resolving outstanding issues between the parties regarding the 1998 LIPA Agreements. The 2006 MSA, the 2006 Option Agreement and the 2006 Settlement Agreement are collectively referred to herein as the "2006 LIPA Agreements". Each of the 2006 LIPA Agreements will become effective as of January 1, 2006 upon all of the 2006 LIPA Agreements receiving the required governmental approvals; otherwise none of the 2006 LIPA Agreements will become effective. The 2006 LIPA Agreements become effective following approval by the New York State Comptroller's Office and the New York State Attorney General.

2006 Settlement Agreement. Pursuant to the terms of the 2006 Settlement Agreement, KeySpan and LIPA agreed to resolve issues that have existed between the parties relating to the various 1998 LIPA Agreements. In addition to the resolution of these matters, KeySpan's entitlement to utilize LILCO's available tax credits and other tax attributes will increase from approximately $50 million to approximately $200 million. These credits and attributes may be used to satisfy KeySpan's previously incurred indemnity obligation to LIPA for any federal income tax liability that results from the recent settlement with the IRS regarding the audit of LILCO's tax returns for the years ended December 31, 1996 through March 31, 1999. On October 30, 2006, the IRS submitted the settlement provisions of the recently concluded IRS audit to the Joint Committee on Taxation for approval. Key provisions of the settlement included the resolution of the tax basis of assets transferred to KeySpan at the time of the KeySpan/LILCO merger, the tax deductibility of certain merger related costs and the tax deductibility of certain environmental expenditures. The settlement enabled KeySpan to utilize 100% of the available tax credits. (See Note 3 to the Consolidated Financial Statements "Income Taxes" for additional information of the settlement.) In recognition of these items, as well as for the modification and extension of the 1998 MSA and the amendments to the GPRA, upon effectiveness of the 2006 Settlement Agreement, KeySpan will record a contractual asset in the amount of approximately $160 million, of which approximately $110 million will be attributed to the right to utilize such additional credits and attributes and approximately $50 million will be amortized over the eight year term of the 2006 MSA. In order to compensate LIPA for the foregoing, KeySpan will pay LIPA $69 million in cash and will settle certain accounts receivable in the amount of approximately $90 million due from LIPA.

Generation Purchase Rights Agreement and 2006 Option Agreement. Under the amended GPRA, LIPA had the right to acquire certain of KeySpan's Long Island-based generating assets formerly owned by LILCO at fair market value at the time of the exercise of such right. LIPA was initially required to make a determination by May 2005, but KeySpan and LIPA agreed to extend the date by which LIPA was to make this determination to December 15, 2005. As part of the 2006 settlement between KeySpan and LIPA, the parties entered into the 2006 Option Agreement whereby LIPA had the option during the period January 1, 2006 to December 31, 2006 to purchase only KeySpan's Far Rockaway and/or E.F. Barrett

Generating Stations (and certain related assets) at a price equal to the net book value of each facility. In December 2006, KeySpan and LIPA entered into an amendment to the 2006 Option Agreement whereby the parties agreed to extend the expiration of the option period to the later of (i) December 31, 2007 or (ii) 180 days following the effective date of the 2006 Option Agreement. The 2006 Option Agreement replaces the GPRA, the expiration of which has been stayed pending effectiveness of the 2006 LIPA Agreements. In the event such agreements do not become effective by reason of failure to secure any of the requisite governmental approvals, the GPRA will be reinstated for a period of 90 days from the date such approval is denied. If LIPA were to exercise the option and purchase one or both of the generation facilities then: (i) LIPA and KeySpan will enter into an operation and maintenance agreement, pursuant to which KeySpan will continue to operate these facilities through May 28, 2013 for a fixed management fee plus reimbursement for certain costs and (ii) the 1998 PSA and 1998 EMA will be amended to reflect that the purchased generating facilities would no longer be covered by those agreements. It is anticipated that the fees received pursuant to the operation and maintenance agreement will offset the reduction in the operation and maintenance expense recovery component of the 1998 PSA and the reduction in fees under the 1998 EMA.

Management Services Agreements. Pursuant to the 1998 MSA, KeySpan manages the day-to-day operations, maintenance and capital improvements of the T&D System. When originally executed, the 1998 MSA had a term expiring on May 28, 2006. In 2002, in connection with an extension of the GPRA term, the 1998 MSA was extended for 31 months through 2008. As a result of the recent negotiations and settlement between KeySpan and LIPA discussed above, the parties entered into the 2006 MSA.

In place of the previous compensation structure (whereby KeySpan was reimbursed for budgeted costs, and earned a management fee and certain performance and cost-based incentives), KeySpan's compensation for managing the T&D System under the 2006 MSA consists of two components: a minimum compensation component of $224 million per year and a variable component based on electric sales. The $224 million component will remain unchanged for three years and then increase annually by 1.7% plus inflation. The variable component, which will comprise no more than 20% of KeySpan's compensation, is based on electric sales on Long Island exceeding a base amount of 16,558 gigawatt hours, increasing by 1.7% in each year. Above that level, KeySpan will receive approximately 1.34 cents per kilowatt hour for the first contract year, 1.29 cents per kilowatt hour in the second contract year (plus an annual inflation adjustment), 1.24 cents per kilowatt hour in the third contract year (plus an annual inflation adjustment), with the per kilowatt hour rate thereafter adjusted annually by inflation. Subject to certain limitations, KeySpan will be able to retain all operational efficiencies realized during the term of the 2006 MSA.

LIPA will continue to reimburse KeySpan for certain expenditures incurred in connection with the operation and maintenance of the T&D System, and other payments made on behalf of LIPA, including: real property and other T&D System taxes, return postage, capital construction expenditures, conservation expenditures and storm costs.

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

In the event LIPA sells the T&D System to a private entity during the term of the 2006 MSA, LIPA shall have the right to terminate the 2006 MSA, provided that LIPA will be required to pay KeySpan's reasonable transition costs and a termination fee of (a) $28 million if the termination date occurs on or before December 31, 2009, and (b) $20 million if the termination date occurs after December 31, 2009.

Upon approval, the 2006 LIPA Agreements will be effective retroactive to January 1, 2006. KeySpan's reported operating income and net income for 2006, under the 2006 MSA, are substantially the same as they would have been if the terms and provisions of the 1998 MSA had continued to be applied. At this point in time, KeySpan is unable to estimate what the impact would be to its results of operations, financial position and cash flows if the 2006 LIPA Agreements do not become fully effective.

Power Supply Agreements. KeySpan sells to LIPA all of the capacity and, to the extent requested, energy conversion services from our existing Long Island based oil and gas-fired generating plants. Sales of capacity and energy conversion services are made under rates approved by the FERC. Since October 1, 2004, pursuant to a FERC approved settlement, the rates reflect a cost of equity of 9.5% with no revenue increase. The FERC also approved updated operating and maintenance expense levels and KeySpan's recovery of certain other costs as agreed to by the parties. Rates charged to LIPA include a fixed and variable component. The variable component is billed to LIPA on a monthly per megawatt hour basis and is dependent on the number of megawatt hours dispatched. LIPA has no obligation to purchase energy conversion services from KeySpan and is able to purchase energy or energy conversion services on a least-cost basis from all available sources consistent with existing interconnection limitations of the T&D System. The 1998 PSA provides incentives and penalties that can total $4 million annually for the maintenance of the output capability and the efficiency of the generating facilities. In 2006, we earned $4.0 million in incentives under this agreement.

The 1998 PSA has a term of fifteen years through May 2013, with LIPA having the option to renew the 1998 PSA for an additional fifteen year term. If the 2006 LIPA Agreements receive the requisite governmental approvals and become effective and if LIPA exercises its rights under the 2006 Option Agreement to purchase the two generating plants, then LIPA and KeySpan will enter into an operation and maintenance agreement, pursuant to which KeySpan will continue to operate these facilities for a fixed management fee plus reimbursement for certain costs; and the 1998 PSA will be amended to reflect that the purchased generating facilities would no longer be covered by the 1998 PSA. It is anticipated that the fees received pursuant to the operation and maintenance agreement will offset the reduction in the operation and maintenance expense recovery component of the 1998 PSA.

Energy Management Agreement. The 1998 EMA provides for KeySpan to procure and manage fuel supplies on behalf of LIPA to fuel the generating facilities under contract to it and perform off-system capacity and energy purchases on a least-cost basis to meet LIPA's needs. In exchange for these services we earn an annual fee of $1.5 million. In addition, we arrange for off-system sales on behalf of LIPA of excess output from the generating facilities and other power supplies either owned or under contract to LIPA. LIPA is entitled to two-thirds of the profit from any off-system energy sales. In addition, the 1998 EMA provides incentives and penalties that can total $5 million annually for performance related to fuel purchases and off-system power purchases. In 2006, we earned EMA incentives in an aggregate of $5.0 million.

The original term for the fuel supply service is fifteen years, expiring May 28, 2013, and the original term for the power supply management services described was eight years, which expired on May 28, 2006. In March 2005, LIPA issued a Request for Proposal ("RFP") for system power supply management services beginning May 29, 2006 and fuel management services for certain of its peaking generating units beginning January 1, 2006. KeySpan submitted a bid in response to this RFP in April 2005. LIPA has not yet selected a service provider.

In 2005, the EMA was amended to extend the term for power supply management services through December 31, 2006 and thereafter on a month-to-month basis, unless terminated by LIPA on sixty days notice, but in no event later than December 31, 2007.

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

Power Purchase Agreements. KeySpan-Glenwood Energy Center, LLC and KeySpan-Port Jefferson Energy Center LLC each have 25 year power purchase agreements with LIPA expiring in 2027 (the "2002 LIPA PPAs"). Under the terms of the 2002 LIPA PPAs, these subsidiaries sell capacity, energy conversion services and ancillary services to LIPA. Each plant is designed to produce 79.9 MW. Pursuant to the 2002 LIPA PPAs, LIPA pays a monthly capacity fee, which guarantees full recovery of each plant's construction costs, as well as an appropriate rate of return on investment.

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

We own common plant assets (such as administrative office buildings and computer systems) formerly owned by LILCO and recover an allocable share of the carrying costs of such plant assets through the MSA. KeySpan has agreed to provide LIPA, for a period of 99 years (from May 1998), the right to enter into leases at fair market value for common plant assets or sub-contract for common services which it may assign to a subsequent manager of the transmission and distribution system. We have also agreed: (i) for a period of 99 years (from May 1998) not to compete with LIPA as a provider of transmission or distribution service on Long Island; (ii) that LIPA will share in synergy (i.e., efficiency) savings over a 10-year period attributed to the May 28, 1998 transaction which resulted in the formation of KeySpan (estimated to be approximately $1 billion), which savings are incorporated into the cost structure under the 1998 LIPA Agreements; and
(iii) generally not to commence any tax certiorari case (during the pendency of the 1998 PSA) challenging certain property tax assessments relating to the former LILCO Long Island generating facilities.

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

ENERGY SERVICES OVERVIEW

The Energy Services segment includes companies that provide energy-related services to customers located primarily within the Northeastern United States, with concentrations in the New York City and Boston metropolitan areas. Subsidiaries in this segment provide residential and small commercial customers with service and maintenance of energy systems and appliances, as well as operation and maintenance, design, engineering, consulting and fiber optic services to commercial, institutional and industrial customers. Our subsidiaries in this segment have over 200,000 service contracts in place to provide home energy services, completed over 240,000 service calls during 2006 and completed more than 16,000 installations during 2006.

For additional information and financial information concerning the Energy Services segment, see the discussion in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Energy Services",
Item 8. "Financial Statements and Supplementary Data", Note 2 to the Consolidated Financial Statements, "Business Segments", and Note 10, "Energy Services - Discontinued Operations".

ENERGY INVESTMENTS OVERVIEW

We are also engaged in Energy Investments which includes gas production and development activities, domestic pipelines, gas storage facilities and LNG facilities and operations.

Gas Production and Development

KeySpan is engaged in the production and development of domestic natural gas and oil through wholly-owned subsidiaries Seneca-Upshur Petroleum, Inc., d/b/a KeySpan Production & Development Company ("Seneca-Upshur") and KeySpan Exploration and Production, LLC ("KeySpan Exploration and Production"). Seneca-Upshur's assets consist of 38 billion cubic feet of low risk, mature, onshore gas producing properties. Specifically, Seneca-Upshur, headquartered in Buckhannon, West Virginia, owns and operates onshore gas producing properties, and operates approximately 1,300 wells in north central West Virginia. To manage the inherent volatility in commodity prices, Seneca-Upshur entered into a three-year hedge for a majority of its production. KeySpan Exploration is involved in a joint venture with Merit Energy Corporation, an independent oil and gas producer, which acquired its interest in the joint-venture from The Houston Exploration Company ("Houston Exploration"). See Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations - "Energy Investments" for a further discussion of these matters.

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

We also have a 50% interest in Islander East Pipeline Company, LLC ("Islander East"), which was created to pursue the authorization and construction of an interstate pipeline from Connecticut, across Long Island Sound, to a terminus near Shoreham, Long Island. In addition, we own a 26.25% interest in the Millennium Pipeline project which is anticipated to transport up to 525,000 DTH of natural gas a day from Corning to Ramapo, New York, interconnecting with the pipeline systems of various other utilities in New York.

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

Air. The Federal Clean Air Act ("CAA") provides for the regulation of a variety of air emissions from new and existing electric generating plants. Final, five year renewable permits in accordance with the requirements of Title V of the 1990 amendments to the CAA have been issued for all of our electric generating facilities except that renewal applications were submitted in a timely manner in 2006 for the Ravenswood Expansion and Far Rockaway generating station. Renewal permits are expected to be issued in 2007. The existing permits and timely renewal applications allow our electric generating plants to continue to operate without any additional significant expenditures, except as described below.

Our generating  facilities are located within a CAA ozone  non-attainment and PM
2.5 (fine particulate matter) non-attainment area, and are subject to increasingly stringent NOx emission limitations to be implemented under forthcoming requirements of the United States Environmental Protection Agency ("EPA") pursuant to the Clean Air Interstate Rule ("CAIR") and potentially under the Ozone Transport Commission's "CAIR PLUS" program. These efforts are designed to improve both ozone and particulate matter air quality. Our previous investments in low NOX boiler combustion modifications, the use of natural gas firing systems at our steam electric generating stations, and the compliance flexibility available under these cap and trade programs, have enabled KeySpan to achieve our prior emission reductions in a cost-effective manner. KeySpan is currently developing its compliance strategy to address the anticipated requirements of CAIR and CAIR PLUS by 2009. At the present time, it is anticipated that NOx control equipment may be required at one or more of KeySpan's Long Island facilities at a cost of between $20 to $30 million. However, such amounts are recoverable from LIPA.

In 2003, New York State promulgated regulations which establish separate NOX and SO2 emission reduction requirements on electric generating facilities in New York State, which commenced in late 2004 for NOX emissions and in 2005 for SO2 emissions. KeySpan's facilities have been able to comply with the NOX requirements without material additional capital expenditures because of previously installed emissions control equipment and gas combustion capability. SO2 compliance was achieved through a reduction in the sulfur content of the fuel oil used in our Northport and Port Jefferson facilities. Further reduction in SO2 emissions expected to be required in 2008 will be achieved either through reliance on natural gas or lower sulfur oil fuel.

In 2004, the EPA issued regulations that require reductions, on a national basis, of mercury emissions from electric generating facilities. The mercury regulations have no impact on KeySpan facilities since their application is limited to coal-fired plants. EPA determined that nickel emissions from oil fired plants do not pose health risks that require regulation. This determination has been challenged and litigation is pending. Until a final outcome is obtained, the nature and extent of the financial impact on KeySpan from nickel regulation, if any, cannot be determined.

KeySpan recognizes the growing concern about greenhouse gas emissions and their contribution to global climate change. Our investments in additional natural gas firing capability have resulted in approximately a 15% reduction in carbon dioxide emissions since 1990, while the electric generation industry as a whole increased carbon dioxide emissions by more than 25%. The addition of the efficient, combined cycle unit which began operation at the Ravenswood Generating Station in 2004 has further reduced average KeySpan CO2 emission rates.

In 2003, the Governor of New York initiated a Regional Greenhouse Gas Initiative ("RGGI") that seeks to establish a coordinated multi-state plan to reduce greenhouse gas emissions (primarily carbon dioxide ("CO2") from electric generating emission sources in the Northeast. In December of 2005, seven northeast states, including New York, issued a memorandum of understanding ("MOU") capping CO2 emissions from electric generating facilities beginning in 2009 and, beginning in 2015, gradually requiring a 10 percent reduction in regional emissions by 2018. Each of the states will be promulgating individual state rules to implement the MOU. Several congressional initiatives under consideration may also require greenhouse gas reductions from electric generating facilities nationwide. At the present time it is not possible to predict the nature of the requirements which ultimately will be imposed on KeySpan, nor what, if any, financial impact such requirements would have on KeySpan electric generation facilities. However, KeySpan believes that the ability of its major generating facilities to burn low CO2 emitting natural gas positions them for future compliance requirements better than plants which burn exclusively coal or oil. Additionally, KeySpan believes that the relatively low greenhouse gas emissions associated with the commercial and residential use of natural gas may present business opportunities for further growth of its gas business.

Water. The Federal Clean Water Act provides for effluent limitations, to be implemented by a permit system, to regulate the discharge of pollutants into United States waters. We possess permits for our generating units which authorize discharges from cooling water circulating systems and chemical treatment systems. These permits are renewed from time to time, as required by regulation. Additional capital expenditures associated with the renewal of the surface water discharge permits for our power plants will likely be required by the New York State Department of Environmental Conservation ("NYSDEC"). We continue to conduct studies as directed by the NYSDEC to determine the impacts of our discharges on aquatic resources and are engaged in discussions with the NYSDEC regarding the nature of capital upgrades or other mitigation measures necessary to reduce any impacts. It is difficult to predict with any certainty the costs of such capital investments, but these upgrades are expected to cost up to $60 million. However, such amounts are recoverable from LIPA. The Ravenswood Generating Station may also require upgrades at a cost of up to $15 million. The actual expenditures will depend upon the outcome of the ongoing studies and the subsequent determination by the NYSDEC of how to apply the standards set forth in recently promulgated federal regulations under Section 316 of the Clean Water Act designed to mitigate such impacts.

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

COMPETITION, REGULATION AND RATE MATTERS

Competition. Over the last several years, the natural gas and electric industries have undergone significant change as market forces moved towards replacing or supplementing rate regulation through the introduction of competition. A significant number of natural gas and electric utilities reacted to the changing structure of the energy industry by entering into business combinations, with the goal of reducing common costs, gaining size to better withstand competitive pressures and business cycles, and attaining synergies from the combination of operations. We engaged in two such combinations, the KeySpan/LILCO transaction in 1998 and our November 2000 acquisition of Eastern and EnergyNorth and are anticipating the consummation of the Merger with National Grid plc.

The Ravenswood Generating Station, the merchant plant in our Electric Services segment, is subject to competitive and other risks that could adversely impact the market price for the plant's output. Such risks include, but are not limited to, the construction of new generation or transmission capacity serving the New York City market.

Regulation. Public utility holding companies, like KeySpan, are now regulated by the FERC pursuant to PUHCA 2005 and to some extent by state utility commissions through the regulation of certain affiliate transactions. Our utility subsidiaries are subject to extensive federal and state regulation by FERC and state utility commissions. In general, state public utility commissions, such as the New York Public Service Commission ("NYPSC"), the MADTE and the New Hampshire Public Utilities Commission ("NHPUC") regulate the provision of retail services, including the distribution and sale of natural gas and electricity to consumers. Each of the federal and state regulators also regulates certain transactions among our affiliates. FERC also regulates interstate natural gas transportation and electric transmission, and has jurisdiction over certain wholesale natural gas sales and wholesale electric sales.

In addition, our non-utility subsidiaries are subject to a wide variety of federal, state and local laws, rules and regulations with respect to their business activities, including but not limited to those affecting public sector projects, environmental and labor laws and regulations, and state licensing requirements.

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

In addition, KeySpan operates three mutual service companies: KeySpan Corporate Services LLC ("KCS"), KeySpan Utility Services LLC ("KUS") and KeySpan Engineering & Survey, Inc. ("KENG"). These companies operate to provide various services to KeySpan subsidiaries, including regulated utility companies and LIPA, at cost fairly and equitably allocated among them. The regulation of our three service companies has also been transferred to FERC under PUHCA 2005.

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

FERC also has jurisdiction to regulate certain natural gas sales for resale in interstate commerce, the transportation of natural gas in interstate commerce and, unless an exemption applies, companies engaged in such activities. The natural gas distribution activities of KEDNY, KEDLI, KEDNE and certain related intrastate gas transportation functions are not subject to FERC jurisdiction. However, to the extent that KEDNY, KEDLI or KEDNE purchases or sells gas for resale in interstate commerce, such transactions are subject to FERC jurisdiction and have been authorized by FERC. Our interests in Iroquois, Honeoye, Steuben and KeySpan LNG are also fully regulated by FERC as natural gas companies.

EMPLOYEE MATTERS

As of December 31, 2006, KeySpan and its wholly-owned subsidiaries had approximately 9,594 employees. Of that total, approximately 6,168 employees are covered under collective bargaining agreements. KeySpan has not experienced any work stoppage during the past five years and considers its relationship with employees, including those covered by collective bargaining agreements, to be good.

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

     In addition, a substantial portion of our consolidated assets, earnings and cash flow is derived from the operation of our regulated utility subsidiaries, whose legal authority to pay dividends or make other distributions to us is subject to regulation by the utility regulatory commissions of New York, Massachusetts and New Hampshire. Pursuant to NYPSC orders, the ability of KEDNY and KEDLI to pay dividends to us is conditioned upon their maintenance of a utility capital structure with debt not exceeding 55% and 58%, respectively, of total utility capitalization. In addition, the level of dividends paid by both utilities may not be increased from current levels if a 40 basis point penalty is incurred under a customer service performance program. At the end of KEDNY's and KEDLI's rate years (September 30, 2006 and November 30, 2006, respectively), their ratios of debt to total utility capitalization were in compliance with the ratios set forth above and we have incurred no penalties under the outstanding customer service performance program.

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

     In addition, our operations are subject to extensive government regulation and require numerous permits, approvals and certificates from various federal, state and local governmental agencies. A significant portion of our revenues in our Gas Distribution and Electric Services segments are directly dependent on rates established by federal or state regulatory authorities, and any change in these rates and regulatory structure could significantly impact our financial results. Increases in utility costs other than gas, not otherwise offset by increases in revenues or reductions in other expenses, could have an adverse effect on earnings due to the time lag associated with obtaining regulatory approval to recover such increased costs and expenses in rates. Various rulemaking proposals and market design revisions related to the wholesale power market are being reviewed at the federal level. These proposals, as well as legislative and other attention to the electric power industry could have a material adverse effect on our strategies and results of operations for our electric services business and our financial condition. In particular, we sell capacity, energy and ancillary services from our Ravenswood Generating Station facility into the New York Independent System Operator, or NYISO, energy market at market-based rates, subject to mitigation measures approved by the FERC. The pricing for capacity, energy sales and ancillary services in to the NYISO market is still evolving and some of the FERC's price mitigation measures are subject to rehearing and possible judicial review, as well as revision in response to market participant complaints or NYISO requests.

Our Risk Mitigation Techniques Such as Hedging and Purchase of Insurance May Not Adequately Provide Protection

     To mitigate our financial exposure related to commodity price fluctuations, KeySpan routinely enters into contracts to hedge a portion of our purchase and sale commitments, weather fluctuations, electricity sales, natural gas supply and other commodities. However, we do not always cover the entire exposure of our assets or our positions to market price volatility and the coverage will vary over time. To the extent we have unhedged positions or our hedging strategies do not work as planned, fluctuating commodity prices could cause our sales and net income to be volatile.

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

Our Operating Results May Fluctuate on a Seasonal and Quarterly Basis

     Our gas distribution business is a seasonal business and is subject to weather conditions. We receive most of our gas distribution revenues in the first and fourth quarters, when demand for natural gas increases due to colder weather conditions. As a result, we are subject to seasonal variations in working capital because we purchase natural gas supplies for storage in the second and third quarters and must finance these purchases. Accordingly, our results of operations fluctuate substantially on a seasonal basis. In addition, our New England-based gas distribution subsidiaries do not have weather normalization tariffs, as we do in New York. In addition, portions of our Electric Service business are seasonal and subject to weather and market conditions. The majority of the capacity revenue associated with the Ravenswood Generating Station facility is realized during the six months between May and October of each year. Energy and ancillary service sales from our Ravenswood Generating Station facility are directly correlated to the demand for electricity and competition from other resources. Typically, the demand and price for electricity increases during extreme temperature conditions. However, depending on the availability of alternative competitive supply, extreme temperature conditions may not result in increased revenue. As a result, fluctuations in weather and competitive supply between years may have a significant effect on our results of operations for these subsidiaries; both gas and electric.

A Substantial Portion Of Our Revenues Are Derived From Our Agreements With LIPA And No Assurances Can Be Made That These Arrangements Will Not Be Discontinued At Some Point In The Future Or That The New Agreements Will Become Effective

     We derive a substantial portion of our revenues in our electric services segment from a series of agreements with LIPA pursuant to which we manage LIPA's transmission and distribution system and supply the majority of LIPA's customers' electricity needs. On February 1, 2006, KeySpan and LIPA entered into amended and restated agreements whereby KeySpan will continue to operate and maintain the electric T&D System owned by LIPA on Long Island. The parties also entered into the 2006 Option Agreement, where LIPA had the right to acquire two of our facilities, our Far Rockaway and/or E.F. Barrett Generating Stations during the period January 1, 2006 to December 31, 2006. On December 13, 2006, KeySpan and LIPA entered into an amendment to the 2006 Option Agreement whereby the parties agreed to extend the expiration of the option period to the later of (i) December 31, 2007 or (ii) 180 days following the effective date of the Option Agreement. Additionally, the new agreements resolve many outstanding issues between the parties regarding the current LIPA Agreements and provide new pricing and extensions of the Agreements. There is a risk that these agreements will not receive the necessary governmental approvals, which are pending, and the effectiveness of each of the 2006 LIPA Agreements and the amendment to the 2006 Option Agreement is conditioned upon all of the 2006 LIPA Agreements becoming effective. If the 2006 LIPA Agreements do not become effective, there is uncertainty as to whether LIPA will exercise their option under the GPRA and the status of the resolution of the various disputes between KeySpan and LIPA. At this point in time, KeySpan is unable to estimate what the impact would be to its results of operations, financial position and cash flows if the 2006 LIPA Agreements do not become fully effective.

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

     In addition, we are responsible for the clean-up of contamination at certain MGP sites and at other sites and are aware of additional MGP sites where we may have responsibility for clean-up costs. While our gas utility subsidiaries' rate plans generally allow for the full recovery of the costs of investigation and remediation of most of our MGP sites, these rate recovery mechanisms may change in the future. To the extent rate recovery mechanisms change in the future, or if additional environmental matters arise in the future at our currently or historically owned facilities, at sites we may acquire in the future or at third-party waste disposal sites, costs associated with investigating and remediating these sites could have a material adverse effect on our results of operations, cash flows and financial condition.

Our Businesses are Subject to Competition and General Economic Conditions Impacting Demand for Services

     The Ravenswood Facility and Ravenswood Expansion are subject to competition that could adversely impact the market price for the capacity, energy and ancillary services they sell. In addition, if new generation and/or transmission facilities are constructed, and/or the availability of our Ravenswood Generating Station deteriorates, then the quantities of capacity and energy sales could be adversely affected. We cannot predict, however, when or if new power plants or transmission facilities will be built or the nature of the future New York City capacity and energy requirements. Competition facing our unregulated Energy Services businesses, including but not limited to competition from other heating, ventilation and air conditioning, and engineering companies, as well as other utilities and utility holding companies that are permitted to engage in such activities, could adversely impact our financial results and the value of those businesses, resulting in decreased earnings as well as write-downs of the carrying value of those businesses.

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

Risk Associated with our Financial Swap Agreement for In-City Unforced Capacity

     KeySpan believes that the New York City market represents a strong capacity market due to, among other things, its local reliability rules, increasing demand and the time required for new resources to be constructed. KeySpan anticipates that demand will increase and that the high cost to construct capacity in New York City will result in favorable In-City Unforced Capacity prices. Therefore, KeySpan entered into an ISDA Master Agreement for a fixed for floating unforced capacity financial swap for a notional quantity of 1,800,000kW at the Fixed Price is $7.57/kW-month. If the demand is less than KeySpan's estimates, additional resources enter the market, or costs are less than forecast, In-City Unforced Capacity prices could be on average less than the Fixed Price resulting in a loss to KeySpan, which under certain circumstances could be material.

Labor Disruptions at Our Facilities Could Adversely Affect Our Results of Operations and Cash Flow

     Approximately 6,168 employees, or 64% of our employees, are represented by unions through various collective bargaining agreements that expire between 2007 and 2011. The bargaining agreements expiring in 2007 affect approximately 5% of the unionized workforce; 230 employees who work for KeySpan Home Energy Services in New York and another 70 employees at KEDNE in Cape Cod, Massachusetts. KeySpan is currently engaging in discussions with these unions for new collective bargaining agreements. It is possible that our employees may seek an increase in wages and benefits at the expiration of these agreements, and that we may be unable to negotiate new agreements without labor disruption.

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

Gathering, Processing and Transporting Activities Involve Numerous Risks that May Result in Accidents and Other Operating Risks and Costs

     Our gas distribution facilities pose a variety of hazards and operating risks, such as leaks, explosions and mechanical problems caused by natural disasters, accidents, terrorism or other damage by third parties, which could cause substantial financial losses. In addition to impairing our operations, these risks could also result in loss of human life and environmental pollution. In accordance with standard industry practice, we maintain insurance against some, but not all, of these potential risks and losses. The occurrence of any of these events not fully covered by insurance could have a material adverse effect on our financial position and results of operations.

Additional risks, uncertainties and factors that could cause actual results to differ materially include, but are not limited to, the following:

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

- implementation of new accounting standards or changes in accounting standards or Generally Accepted Accounting Principles which may require adjustments to financial statements;

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

-    changes in the unforced capacity financial swap pricing structure;

-    receipt of approval for, and the timing thereof,  the 2006 LIPA Agreements;
     and

- other risks detailed from time to time in other reports and other documents filed by KeySpan with the SEC

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

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

ITEM 3.     LEGAL PROCEEDINGS

See Note 7 to the Consolidated Financial Statements, "Contractual Obligations and Contingencies - Legal Matters."

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the last quarter of the 12 months ended December 31, 2006.

                                     PART II
                                     -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

KeySpan's common stock is listed and traded on the New York Stock Exchange under the symbol "KSE." As of February 20, 2007, there were approximately 64,664 registered record holders of KeySpan's common stock. In the fourth quarter of 2006 KeySpan increased its dividend to an annual rate of $1.90 per common share beginning with the quarterly dividend to be paid in February 2007. Our dividend framework is reviewed annually by the Board of Directors. The amount and timing of all dividend payments is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial conditions and other factors. Based on currently foreseeable market conditions, we intend to maintain the annual dividend approximately at the $1.90 level to be paid on a quarterly basis at a rate of approximately $0.475. KeySpan's scheduled dividend payment dates are February 1, May 1, August 1 and November 1, or the next business day, if such date is not a business day.

The following table sets forth, for the quarters indicated, the high and low sales prices and dividends declared per share for the periods indicated:

 2006                         High           Low           Dividends per Share
 -----------------------------------------------------------------------------
 First Quarter                $41.52         $35.38        $0.465
 Second Quarter               $41.10         $39.68        $0.465
 Third Quarter                $41.42         $39.95        $0.465
 Fourth Quarter               $41.36         $40.40        $0.465

 2005                         High           Low           Dividends per Share
 -----------------------------------------------------------------------------
 First Quarter                $40.90         $38.04        $0.455
 Second Quarter               $40.88         $36.83        $0.455
 Third Quarter                $41.03         $36.35        $0.455
 Fourth Quarter               $37.10         $32.66        $0.455

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth securities authorized for issuance under equity compensation plans for the year ended December 31, 2006:

--------------------------------------- ------------------------------- ------------------------------ -----------------------------
                                                                                                           Number of securities
                                             Number of securities                                         remaining available for
                                              to be issued upon                Weighted-average            future issuance under
                                           exercise of outstanding             exercise price of         equity compensation plans
                                            options, warrants and            outstanding options,           (excluding securities
Plan category                                        rights                   warrants and rights          reflected in column (a)
--------------------------------------- ------------------------------- ------------------------------ -----------------------------
                                                       (a)                           (b)                          (c)
--------------------------------------- ------------------------------- ------------------------------ -----------------------------
Equity compensation plans
approved by security holders
--------------------------------------- ------------------------------- ------------------------------ -----------------------------
KeySpan Long Term
Incentive Compensation Plan
--------------------------------------- ------------------------------- ------------------------------ -----------------------------
                 Stock Options                      9,403,104                       $33.82                         -
--------------------------------------- ------------------------------- ------------------------------ -----------------------------
               Restricted Stock                       175,414                         N/A                          -
--------------------------------------- ------------------------------- ------------------------------ -----------------------------
              Performance Shares                      512,176 (1)                     N/A                          -
--------------------------------------- ------------------------------- ------------------------------ -----------------------------
Equity compensation plans not
approved by security holders                            N/A                           N/A                         N/A
--------------------------------------- ------------------------------- ------------------------------ -----------------------------
Total                                                   (2)                          $33.82                  3,036,898 (3)
--------------------------------------- ------------------------------- ------------------------------ -----------------------------

(1)  Performance shares shown at target, or 100% payout.

(2) Includes grants of options, restricted stock, and performance shares pursuant to KeySpan's Long-Term Incentive Compensation Plan, as amended, and options granted pursuant to the Brooklyn Union Long-Term Incentive Compensation Plan, the Eastern Enterprises 1995 Stock Option Plan and the Eastern Enterprises 1996 Non-Employee Trustee's Stock Option Plan.

(3)  This  total  amount  reflects  the  aggregate   number  of  stock  options,
     restricted stock and performance shares available for issuance pursuant to KeySpan's Long-Term Incentive Compensation Plan.


See Item 11. Executive Compensation for more information on the equity compensation plans.

PERFORMANCE GRAPH

The following graph presents, for the period beginning December 31, 2001 through December 31, 2006, a comparison of cumulative total shareholder returns for KeySpan, the Standard & Poor's Utilities Index and the Standard & Poor's 500 Index.





                                [GRAPHIC OMITTED]




                             December 31, 2001                 December 31, 2002              December 31, 2003
                             -----------------                 -----------------              -----------------
KeySpan                           $100.00                           $106.89                        $117.43
S&P Utility Index                 $100.00                            $70.06                         $88.27
S&P 500 Index                     $100.00                            $77.05                        $100.27


                             December 31, 2004                 December 31, 2005              December 31, 2006
                             -----------------                 -----------------              -----------------
KeySpan                           $131.83                           $125.09                        $151.01
S&P Utility Index                 $109.57                           $127.89                        $154.70
S&P 500 Index                     $111.15                           $116.59                        $134.96



Assumes $100 invested on December 31, 2001 in shares of KeySpan Common Stock, the S&P Utilities Index and the S&P 500 Index, and that all dividends were reinvested.

ITEM 6.     SELECTED FINANCIAL DATA

----------------------------------------------------------------------------------------------------------------------------------
 (In Millions of Dollars,                                                           Year Ended December 31,
 Except Per Share Amounts)                           2006             2005             2004              2003             2002
--------------------------------------------- --------------- ---------------- ---------------- ----------------- ----------------
Income Summary
Revenues
     Gas Distribution                           $   5,062.6     $     5,390.1    $     4,407.3    $     4,161.3     $     3,163.8
     Electric Services                              1,880.6           2,042.8          1,738.7          1,606.0           1,645.7
     Energy Services                                  203.4             191.2            182.4            158.9             208.6
     Energy Investments                                35.0              37.9            322.1            609.3             447.1
                                              --------------- ---------------- ---------------- ----------------- ----------------
Total revenues                                      7,181.6           7,662.0          6,650.5          6,535.5           5,465.2
                                              --------------- ---------------- ---------------- ----------------- ----------------
Operating expenses
     Purchased gas for resale                       3,331.5           3,597.3          2,664.5          2,495.1           1,653.3
     Fuel and purchased power                         548.6             752.1            540.3            414.6             395.9
     Operations and maintenance                     1,680.0           1,617.9          1,567.0          1,622.6           1,631.3
     Depreciation, depletion and
      amortization                                    397.5             396.5            551.8            571.7             513.7
     Operating taxes                                  411.2             407.1            404.2            418.2             380.5
     Impairment Charges                                   -                 -             41.0                -                 -
                                              --------------- ---------------- ---------------- ----------------- ----------------
Total operating expenses                            6,368.8           6,770.9          5,768.8          5,522.2           4,574.7
                                              --------------- ---------------- ---------------- ----------------- ----------------
Gain on sale of property                                1.6               1.6              7.0             15.1               4.7
Income from equity investments                         13.1              15.1             46.5             19.2              14.1
                                              --------------- ---------------- ---------------- ----------------- ----------------
Operating income                                      827.5             907.8            935.3          1,047.6             909.3

Other income and (deductions)                        (217.8)           (269.9)             4.9           (340.3)           (301.4)
Income taxes                                          175.5             239.3            325.5            281.3             229.6
                                              --------------- ---------------- ---------------- ----------------- ----------------
Earnings from continuing operations                   434.2             398.6            614.7            426.0             378.3
                                              --------------- ---------------- ---------------- ----------------- ----------------
Discontinued Operations
    Income (loss) from operations,
     net of tax                                           -              (4.1)           (79.0)            (1.9)             15.7
    Loss on disposal, net of tax                          -               2.3            (72.0)               -             (16.3)
                                              --------------- ---------------- ---------------- ----------------- ----------------
Loss from discontinued operations                         -              (1.8)          (151.0)            (1.9)             (0.6)

Cumulative change in accounting
 principles                                               -              (6.6)               -            (37.4)                -
                                              --------------- ---------------- ---------------- ----------------- ----------------
Net income                                            434.2             390.2            463.7            386.7             377.7
Preferred stock dividend requirements                     -               2.2              5.6              5.8               5.8
                                              --------------- ---------------- ---------------- ----------------- ----------------
Earnings for common stock                      $      434.2    $        388.0   $        458.1    $       380.9    $        371.9
                                              =============== ================ ================ ================= ================
Financial Summary
Earnings per share ($)                                 2.48              2.28             2.86             2.41              2.63
Cash dividends declared per share ($)                  1.86              1.82             1.78             1.78              1.78
Book value per share, year-end ($)                    25.17             25.60            24.22            22.99             20.67
Market value per share, year-end ($)                  41.18             35.69            39.45            36.80             35.24
Shareholders, year-end                               65,398            68,421           72,549           75,067            78,281
Capital expenditures ($)                              524.0             539.5            750.3          1,009.4           1,057.5
Total assets ($)                                   14,437.5          13,812.6         13,364.1         14,640.2          12,980.1
Common shareholders' equity ($)                     4,518.8           4,464.1          3,894.7          3,670.7           2,944.6
Preferred stock redemption required ($)                   -                 -             75.0             75.0              75.0
Preferred stock no redemption
 required ($)                                             -                 -                -              8.6               8.8
Long-term debt ($)                                  4,419.1           3,920.8          4,418.7          5,610.9           5,224.1
Total capitalization ($)                            8,937.9           8,384.9          8,333.2          9,365.2           8,252.5
--------------------------------------------- --------------- ---------------- ---------------- ----------------- ----------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

KeySpan Corporation (referred to herein as "KeySpan," "we," "us" and "our") is a holding company under the Public Holding Company Act of 2005 ("PUHCA 2005").
KeySpan operates six regulated utilities that distribute natural gas to approximately 2.6 million customers in New York City, Long Island, Massachusetts and New Hampshire, making KeySpan the fifth largest gas distribution company in the United States and the largest in the Northeast. We also own, lease and operate electric generating plants in Nassau and Suffolk Counties on Long Island and in Queens County in New York City and are the largest electric generation operator in New York State. Under contractual arrangements, we provide power, electric transmission and distribution services, billing and other customer services for approximately 1.1 million electric customers of the Long Island Power Authority ("LIPA"). KeySpan's other operating subsidiaries are primarily involved in gas production and development; underground gas storage; liquefied natural gas storage; retail electric marketing; large energy-system ownership, installation and management; service and maintenance of energy systems; and engineering and consulting services. We also invest and participate in the development of natural gas pipelines, electric generation and other energy-related projects. (See Note 2 to the Consolidated Financial Statements "Business Segments" for additional information on each operating segment.)

On February 25, 2006, KeySpan entered into an Agreement and Plan of Merger (the "Merger Agreement"), with National Grid plc, a public limited company incorporated under the laws of England and Wales ("Parent") and National Grid US8, Inc., a New York Corporation ("Merger Sub"), pursuant to which Merger Sub will merge with and into KeySpan (the "Merger"), with KeySpan continuing as the surviving company and thereby becoming an indirect wholly-owned subsidiary of the Parent. Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of KeySpan common stock, par value $0.01 per share (the "Shares"), other than treasury shares and shares held by the Parent and its subsidiaries, shall be canceled and shall be converted into the right to receive $42.00 in cash, without interest.

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

At December 31, 2005, KeySpan was a holding company under the Public Utility Holding Company Act of 1935, as amended ("PUHCA 1935"). In August 2005, the Energy Policy Act of 2005 (the "Energy Act") was enacted. The Energy Act is a broad energy bill that places an increased emphasis on the production of energy and promotes the development of new technologies and alternative energy sources and provides tax credits to companies that produce natural gas, oil, coal, electricity and renewable energy. For KeySpan, one of the more significant provisions of the Energy Act was the repeal of PUHCA 1935, which became effective on February 8, 2006. Since that time, the jurisdiction of the Securities and Exchange Commission ("SEC") over certain holding company activities, including the regulation of our affiliate transactions and service companies, has been transferred to the jurisdiction of the FERC pursuant to PUHCA 2005. See the discussion under the caption "Regulation and Rate Matters" for additional information on the Energy Act and PUHCA 2005.

EXECUTIVE SUMMARY

Below is a table comparing the more significant items impacting earnings from continuing operations and earnings available for common stock for the periods indicated. Management believes that this representation is necessary for a clear understanding of the major drivers impacting comparative results for the periods indicated.

---------------------------------------------------------------------------------------------------------------------------------
(In Millions of Dollars, Except per Share Amounts)

Year Ended December 31,                                        2006                       2005                      2004
---------------------------------------------------------------------------------------------------------------------------------
                                                        Earnings     E.P.S.        Earnings     E.P.S.       Earnings     E.P.S.
Earnings from continuing operations, less
           preferred stock dividends                    $ 434.2      $ 2.48        $ 396.4     $ 2.33        $ 609.1      $ 3.80
Discontinued operations                                       -           -           (1.8)     (0.01)        (151.0)      (0.94)
Cummulative change in accounting principle                    -           -           (6.6)     (0.04)             -           -

---------------------------------------------------------------------------------------------------------------------------------
Earnings for Common Stock                               $ 434.2      $ 2.48        $ 388.0     $ 2.28        $ 458.1      $ 2.86
---------------------------------------------------------------------------------------------------------------------------------

Components of Continuing Operations:
---------------------------------------------------------------------------------------------------------------------------------

Core operations                                         $ 395.9      $ 2.27        $ 403.2     $ 2.37        $ 359.4      $ 2.25
Incremental merger costs                                  (16.7)      (0.10)             -          -              -           -
Income tax settlements                                     55.0        0.31              -          -              -           -
Asset sales                                                   -           -              -          -          257.5        1.60
Non core operations                                           -           -              -          -           83.9        0.52
Impairment charges                                            -           -              -          -          (62.4)      (0.39)
Debt redemption costs                                         -           -           (6.8)     (0.04)         (29.3)      (0.18)

---------------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations, less
           preferred stock dividends                    $ 434.2      $ 2.48        $ 396.4     $ 2.33        $ 609.1      $ 3.80
---------------------------------------------------------------------------------------------------------------------------------

Earnings from Continuing Operations 2006 vs 2005

KeySpan's earnings from continuing operations, less preferred stock dividends, for the year ended December 31, 2006 were $434.2 million or $2.48 per share, an increase of $37.8 million, or $0.15 per share compared to $396.4 million, or $2.33 per share realized in 2005. KeySpan's financial results for the year ended December 31, 2006, reflects the following items that had a significant impact on comparative results: (i) incremental pre-tax Merger related costs of $27.1 million, primarily representing investment banking, legal, accounting and other consulting fees; (ii) resolution of certain income tax issues; (iii) the impact of cooler-than-normal summer weather and competition on KeySpan's merchant electric generation operations; and (iv) the impact of warmer-than-normal winter weather on KeySpan's gas distribution businesses.

In 2006, KeySpan resolved its dispute with the New York City Department of Taxation and Finance with respect to income taxes relating to the operations of its merchant electric generating facility. As a result of the favorable settlement of this issue, KeySpan reversed a previously recorded New York City income tax reserve of $11.9 million ($7.1 million after federal income taxes), as well as an interest reserve of $5.9 million ($3.4 million after-tax) established in connection with this dispute. In addition, pursuant to indemnity obligations contained in the Long Island Lighting Company ("LILCO") / KeySpan merger agreement of May 1998, KeySpan had been working with the Internal Revenue Service ("IRS") to resolve certain disputes with regard to LILCO's tax returns for the tax years ended December 31, 1996 through March 31, 1999 and KeySpan's and The Brooklyn Union Gas Company's (d/b/a KEDNY) tax returns for the years ended September 30, 1997 through December 31, 1998. A settlement of the outstanding issues was reached in 2006 and, following IRS procedure, the settlement was submitted to the Joint Committee on Taxation on October 30, 2006 for final approval, which is expected in early 2007. Accordingly, KeySpan reversed $44.5 million of previously established federal income tax reserves.

KeySpan's consolidated results of operations are dependent primarily on the operating results of its Gas Distribution and Electric Services segments. As indicated in the above table, KeySpan's earnings from its core operations decreased $7.3 million or $0.10 per share reflecting, for the most part, lower earnings from the Electric Services segment. The lower operating income in this segment resulted from a decrease in net electric revenues associated with KeySpan's merchant electric generation business, the Ravenswood Generating Station, which was significantly impacted by the entry of competing electric generating units into the New York City energy and capacity markets in 2006 and by comparatively cooler weather during the 2006 summer. A substantial portion of the yearly operating income from this business is realized during its peak electric generating period July through September. As measured in cooling-degree days, weather was 25% cooler during the July - September 2006 time period compared to the same period in 2005, resulting in a comparative adverse impact to realized electric revenues.

Operating  income for 2006 from  KeySpan's  Gas  Distribution  segment  remained consistent with such earnings realized in 2005. KeySpan's gas distribution activities are also impacted by seasonal weather fluctuations. However, certain of KeySpan's gas distribution subsidiaries operate under utility tariffs that contain a weather normalization adjustment that significantly offsets variations in firm net revenues due to fluctuations in weather. Additionally, KeySpan employs weather derivatives to mitigate the adverse impact from warmer-than-normal weather. As measured in heating degree days, weather during the primary heating season of 2006, January-March, was approximately 15% warmer than the same period of 2005 throughout KeySpan's service territories. Additionally, weather during the secondary heating season in 2006, October-December, was approximately 20% warmer than the same period of 2005. The benefits associated with the weather normalization adjustments and weather derivatives, combined with significantly lower operating expenses more than offset the adverse impact from the warm weather during the two heating seasons. See the discussion under the caption "Review of Operating Segments" for additional information on each operating segment.

In addition to the above, interest charges were lower year-over-year, due, for the most part, to lower regulatory carrying charges. Also, income on certain investments increased in 2006 compared to 2005.

Earnings per share in 2006 were adversely impacted by the higher level of common shares outstanding. In May 2005, KeySpan issued 12.1 million shares of common stock upon the conversion of previously held MEDs Equity Units. The dilutive effect on earnings per share for a full year in 2006 from this issuance, in addition to KeySpan's employee stock purchase plans, was approximately $0.07 per share.

Earnings Available for Common Stock 2006 vs 2005

Earnings available for common stock for 2005 also included losses from discontinued operations associated with KeySpan's former mechanical contracting subsidiaries; these companies were discontinued in the fourth quarter of 2004 and sold in early 2005. In the fourth quarter of 2004, KeySpan's investment in its mechanical contracting subsidiaries was written-down to fair value. During 2005, operating losses amounting to $4.1 million after-tax were incurred through the dates of sale of these companies, including, but not limited to, costs incurred for employee related benefits. Partially offsetting these losses was an after-tax gain of $2.3 million associated with the related divestitures, reflecting the difference between the fair value estimates and the financial impact of the actual sale transactions. The net income impact of the operating losses and the disposal gain was a loss of $1.8 million, or $0.01 per share for the year ended December 31, 2005.

Further, earnings available for common stock for 2005 included a $6.6 million, or $0.04 per share, cumulative change in accounting principle charge as a result of implementing the accounting requirements of Financial Accounting Standards Board ("FASB") Interpretation No. 47 ("FIN 47") "Accounting for Conditional Asset Retirement Obligations." This pronouncement required KeySpan to record a liability for the estimated future cost associated with the legal obligation to dispose of long-lived assets at the time of their retirement or disposal date. Upon initial implementation, December 31, 2005, a cumulative change in accounting principle charge was recorded on KeySpan's Consolidated Statement of Income, representing the present value of KeySpan's future retirement obligation. See Note 7 to the Consolidated Financial Statements "Contractual Obligations, Financial Guarantees and Contingencies" for further information on this charge.

Earnings from Continuing Operations 2005 vs 2004

KeySpan's earnings from continuing operations, less preferred stock dividends, for the year ended December 31, 2005 were $396.4 million or $2.33 per share, a decrease of $212.7 million, or $1.47 per share compared to $609.1 million, or $3.80 per share realized in 2004. KeySpan's financial results for the year ended December 31, 2005 and 2004 reflected the following items that had a significant impact on comparative results: (i) earnings from core operations; (ii) asset sales of non-core subsidiaries recorded in 2004 and their respective results for 2004; (iii) impairment charges recorded in 2004; and (iv) debt redemption charges recorded in both 2005 and 2004.

As indicated in the preceding table, KeySpan's earnings from core operations increased $43.8 million or $0.12 per share in 2005 compared to 2004, primarily reflecting higher earnings from the Electric Services segment, improved results from the Energy Services segment, and a decrease in interest charges. KeySpan's electric services operations benefited from an increase in net electric revenues principally as a result of higher electric prices that were due, in part, to the warm weather during the 2005 summer and to the impact of two hurricanes experienced in 2005. Lower operating losses were incurred at the Energy Services segment as a result of lower operating expenses.

The decrease in interest expense resulted from the benefits attributable to lower outstanding debt resulting from debt redemptions in 2004 and the first quarter of 2005, as well as from the sale of Houston Exploration and KeySpan Canada. These favorable results were somewhat offset by a decrease in operating income from KeySpan's gas distribution operations as a result of higher operating expenses, primarily due to an increase in the provision for uncollectible accounts receivable as a result of increasing gas costs and the adverse impact from collection experience in 2005.

The full benefit to earnings per share from the favorable operating results of the Electric Services and Energy Services segments, as well as the decrease in interest charges was offset by the higher level of common shares outstanding. As noted earlier, on May 16, 2005, KeySpan issued 12.1 million shares of common stock upon the scheduled conversion of the MEDs Equity Units. The dilutive effect of this issuance on earnings per share for the year ended December 31, 2005, was approximately $0.12 per share.

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

Specifically, during 2004 the Energy Services segment recorded an after-tax non-cash goodwill impairment charge of $12.6 million, or $0.08 per share in continuing operations as a result of an evaluation of the carrying value of goodwill recorded in this segment. That evaluation resulted in a total impairment charge of $152.4 million after-tax, or $0.95 per share - $12.6 million of this charge was attributable to continuing operations, while the remaining $139.9 million, or $0.87 per share, was reflected in discontinued operations. (See Note 10 to the Consolidated Financial Statements "Energy Services - Discontinued Operations" for additional details on this charge.)

KeySpan's remaining wholly owned gas production and development subsidiaries recorded a non-cash impairment charge of $48.2 million ($31.1 million after-tax, or $0.19 per share) in 2004 to recognize the reduced valuation of proved reserves. (See Note 9 to the Consolidated Financial Statements "Gas Production and Development Property - Depletion," for additional details on this charge.)

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

Earnings Available for Common Stock 2005 vs 2004

As noted previously, earnings available for common stock in 2005 also included losses from discontinued operations associated with KeySpan's former mechanical contracting subsidiaries amounting to $1.8 million, or $0.01 per share. Further, as noted, earnings available for common stock for 2005 included a $6.6 million, or $0.04 per share, cumulative change in accounting principle charge as a result of implementing the accounting requirements of FIN 47 "Accounting for Conditional Asset Retirement Obligations."

Also as noted previously, in 2004 KeySpan conducted an evaluation of the carrying value of its investments in the Energy Services segment. As a result of this evaluation, KeySpan recorded a loss in discontinued operations of $151.0 million, or $0.94 per share. This loss reflects a $139.9 million after-tax impairment charge to reflect a reduction to the carrying value of assets associated with our mechanical contracting activities and operating losses of $11.1 million. (See Note 10 to the Consolidated Financial Statements "Energy Services - Discontinued Operations" for additional details on these items.)

CONSOLIDATED SUMMARY OF RESULTS

Operating income by segment, as well as consolidated earnings available for common stock is set forth in the following table for the periods indicated.

-------------------------------------------------------------------------------------------------------------------------
                                                                                           Year Ended December 31,
 (In Millions of Dollars, Except Per Share Amounts)                                 2006            2005           2004
-------------------------------------------------------------------------------------------------------------------------
 Gas Distribution                                                                 $ 568.6         $ 565.7        $ 579.6
 Electric Services                                                                  293.0           342.3          289.8
 Energy Services
      Operations                                                                      5.3            (2.7)         (33.9)
      Goodwill impairment charge                                                        -               -          (14.4)
 Energy Investments
      Operations of continuing companies                                             15.5            20.6           24.4
      Operations of sold companies                                                      -               -          155.0
      Ceiling test write-down and impairment charge                                     -               -          (74.7)
 Eliminations and other                                                             (54.9)          (18.1)           9.5
-------------------------------------------------------------------------------------------------------------------------
 Operating Income                                                                   827.5           907.8          935.3
-------------------------------------------------------------------------------------------------------------------------
 Other Income and (Deductions)
      Interest charges                                                             (256.1)         (269.3)        (331.3)
      Gain on sale of subsidiary stock                                                  -             4.1          388.3
      Cost of debt redemption                                                           -           (20.9)         (45.9)
      Minority interest                                                              (0.8)           (0.4)         (36.8)
      Other income and (deductions)                                                  39.1            16.6           30.6
-------------------------------------------------------------------------------------------------------------------------
                                                                                   (217.8)         (269.9)           4.9
-------------------------------------------------------------------------------------------------------------------------
 Income taxes                                                                      (175.5)         (239.3)        (325.5)
-------------------------------------------------------------------------------------------------------------------------
 Income from Continuing Operations                                                  434.2           398.6          614.7
 Loss from discontinued operations                                                      -            (1.8)        (151.0)
 Cumulative change in accounting principles                                             -            (6.6)             -
-------------------------------------------------------------------------------------------------------------------------
 Net Income                                                                         434.2           390.2          463.7
 Preferred stock dividend requirements                                                  -             2.2            5.6
-------------------------------------------------------------------------------------------------------------------------
 Earnings for Common Stock                                                        $ 434.2         $ 388.0        $ 458.1
-------------------------------------------------------------------------------------------------------------------------

 Basic Earnings per Share:
    Continuing operations, less preferred stock dividends                         $  2.48         $  2.33        $  3.80
    Discontinued operations                                                             -           (0.01)         (0.94)
    Cumulative change in accounting principles                                          -           (0.04)             -
-------------------------------------------------------------------------------------------------------------------------
                                                                                  $  2.48         $  2.28        $  2.86
-------------------------------------------------------------------------------------------------------------------------

Operating Income 2006 vs 2005

As indicated in the above table, operating income decreased $80.3 million, or 9%, for the twelve months ended December 31, 2006 compared to the same period of 2005. As noted earlier, during 2006, KeySpan incurred pre-tax incremental Merger costs of $27.1 million related to its proposed merger with National Grid plc, representing investment banking, legal, accounting and other consulting fees. For reporting purposes, the majority of these costs reside at the holding company level (elimination and other) and have not been allocated to the operating segments. The remaining variation is due, for the most part, to a decrease of $49.3 million in the operating income of the Electric Services segment. As noted earlier, the Ravenswood Generating Station was adversely impacted by additional competing electric generating units and the comparatively cooler 2006 summer weather, resulting in a decrease of $110.3 million in net electric margins. However, net electric margins from KeySpan's service agreements with LIPA and its electric marketing operations increased in 2006 compared to 2005, offsetting some of the lost margin from the Ravenswood Generating Station. Further, this segment also recognized a $46.5 million gain on a fixed for floating unforced capacity financial swap which is reflected in the operating results of this segment.

KeySpan's gas distribution business realized a slight increase, $2.9 million, in operating income year-over-year. Operating expenses decreased $54.7 million in 2006 compared to 2005, while net gas revenues decreased $51.8 million over the same time period. The decrease in net gas revenues reflects the significantly warmer weather experienced during the first and fourth quarter winter heating seasons, whereas the decrease in operating expenses was mainly driven by a lower provision for uncollectible accounts receivable resulting from the decrease in firm sales quantities, and from the beneficial impact of a recent regulatory order and improved accounts receivable collection activities. The favorable comparative results from the Energy Services segment were due to higher operating margins on engineering, energy supply and service contracts and lower general and administrative expenses. The decrease in operating income from the Energy Investments segment reflects, in part, lower earnings from KeySpan's investment in the Iroquois Gas Transmission System pipeline, as well as lower earnings from the transportation of liquefied natural gas. (See the discussion under the caption "Review of Operating Segments" for further details on each segment.)

Other income and (deductions) reflects interest charges, costs associated with debt redemptions, income from subsidiary stock transactions and other miscellaneous items. For the twelve months ended December 31, 2006, other income and (deductions) reflects a net expense of $217.8 million compared to a net expense of $269.9 million for the same period of 2005. The favorable variation of $52.1 million is due, in part, to debt redemption costs incurred in 2005. As discussed previously, in 2005, KeySpan redeemed $500 million 6.15% Series Notes due in 2006. KeySpan incurred $20.9 million in call premiums and wrote-off $1.3 million of previously deferred financing costs. In addition, we accelerated the amortization of approximately $11.2 million of previously unamortized benefits associated with an interest rate swap on the redeemed bonds. The write-off of the deferred financing costs and the amortization of the benefits associated with an interest rate swap were recorded to interest expense.

Interest expense for the twelve months ended December 31, 2006 decreased $13.2 million compared to the same period in 2005, reflecting, in part, the reversal of a previously recorded $5.9 million reserve established in connection with an income tax dispute with the New York City Department of Taxation and Finance. In 2006, KeySpan resolved its dispute with the New York City Department of Taxation and Finance with respect to income taxes relating to the operations of the Ravenswood Generating Station. As a result of the favorable settlement of this issue, KeySpan reversed the previously recorded interest reserve. Further, comparative interest expense reflects lower carrying charges on regulatory deferrals in 2006, offset by the benefits recorded in 2005 associated with the amortization of the interest rate swap. The favorable variation in other income and (deductions) for the twelve months ended December 31, 2006, compared to the same period in 2005, also reflects higher income on certain investments.

Other income and (deductions) for the twelve months ended December 31, 2005, includes the sale of KeySpan's 50% interest in Premier Transmission Limited ("Premier"), a gas pipeline from southwest Scotland to Northern Ireland. The sale generated cash proceeds of approximately $48.1 million. In the fourth quarter of 2004, KeySpan reduced its carrying value in Premier to an amount approximating the anticipated cash proceeds from the sale. The final sale of Premier, which took place in the first quarter of 2005, resulted in a pre-tax gain of $4.1 million reflecting the difference from earlier estimates.

Income tax expense decreased $63.8 million in 2006, compared to 2005, primarily reflecting the settlements with the New York City Department of Taxation and Finance and the IRS, as previously noted, amounting to $51.6 million; the remaining decrease reflects lower pre-tax income.

As a result of the items discussed above, earnings available for common stock were $434.2 million, or $2.48 per share for the year ended December 31, 2006, compared to $388.0 million, or $2.28 per share realized in 2005. As noted earlier, earnings available for common stock for the year ended December 31, 2005, included losses of $1.8 million, or $0.01 per share, from discontinued operations, as well as a $6.6 million, or $0.04 per share cumulative change in accounting principles charge.

Operating Income 2005 vs 2004

Operating income decreased $27.5 million, or 3%, for the twelve months ended December 31, 2005 compared to the same period of 2004. The comparative operating results reflect the following two items that had a significant impact on results: (i) operating results of non-core subsidiaries recorded in 2004 and which were sold in 2005; offset by (ii) impairment charges recorded in 2004. As noted earlier, during 2004 KeySpan held equity ownership interests in Houston Exploration and KeySpan Canada. For the twelve months ended December 31, 2004, KeySpan's share of the combined operating income of Houston Exploration and KeySpan Canada was $155.0 million. KeySpan sold its remaining ownership interest in these non-core operations in the fourth quarter of 2004. Offsetting this income to some extent were pre-tax non-cash impairment charges of $89.1 million recorded in 2004. As noted earlier, KeySpan recorded the following three impairment charges during 2004: (i) a goodwill impairment charge recorded in the Energy Services segment attributable to continuing operations of $14.4 million;
(ii) a ceiling test write-down of $48.2 million to recognize the reduced valuation of proved reserves associated with KeySpan's wholly-owned gas production and development subsidiaries; and (iii) a non-cash impairment charge of $26.5 million also recorded in the Energy Investments segment reflecting the difference between the anticipated cash proceeds from the sale of Premier compared to its carrying value.

The combined impact of the non-core operating income recorded in 2004 offset by the impairment charges contributed $65.9 million to operating income for the twelve months ended December 31, 2004. KeySpan's core businesses, therefore, posted an increase in operating income of $38.4 million for the twelve months ended December 31, 2005, compared to the same period of 2004, primarily reflecting an increase of $52.5 million in the Electric Services segment, partially offset by a $13.9 million decrease in the Gas Distribution segment. The favorable results from KeySpan's electric services operations reflect an increase in net electric revenues as a result of higher electric prices that were due, in part, to the warm weather during the summer of 2005 and the impact of two hurricanes that occurred in the summer of 2005. Gas distribution results, however, were adversely impacted by higher operating expenses, primarily due to an increase in the provision for uncollectible accounts receivable as a result of higher gas costs and by higher property taxes. For the most part, the beneficial impact on comparative operating income from lower net operating losses incurred at the Energy Services segment, was offset by an increase in expenses residing at the holding company level. Further, in 2004 KeySpan reached a settlement with certain of its insurance carriers regarding cost recovery for expenses incurred at a non-utility environmental site and recorded an $11.6 million gain from the settlement as a reduction to expense.

Other income and (deductions) reflects interest charges, costs associated with debt redemptions, income from subsidiary stock transactions, minority interest charges and other miscellaneous items. For the twelve months ended December 31, 2005, other income and (deductions) reflects a net expense of $269.9 million compared to income of $4.9 million for the twelve months ended December 31, 2004. This unfavorable variation of $274.8 million is due to higher gains from asset sales recorded in 2004 compared to 2005 of $384.2 million, offset by a decrease in interest charges of $62.0 million, lower debt redemption costs of $25.0 million and the absence of minority interest expenses of $36.4 million. The following is a discussion of these items.

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

Interest expense decreased $62.0 million, or 19%, for the twelve months ended December 31, 2005, compared to the same period of 2004, reflecting the benefits attributable to debt redemptions, as well as the sale of Houston Exploration and KeySpan Canada. In addition, as noted earlier, in 2005 KeySpan redeemed $500 million 6.15% Series Notes due 2006. KeySpan incurred $20.9 million in call premiums, wrote-off $1.3 million of previously deferred financing costs and accelerated the amortization of approximately $11.2 million of previously unamortized benefits associated with an interest rate swap on these bonds. The accelerated amortization of the interest rate swap and the write-off of previously deferred financing costs reduced interest expense in 2005 by $9.9 million.

In 2004, KeySpan redeemed approximately $758 million of various series of outstanding debt and incurred $45.9 million in call premiums and wrote-off $8.2 million of previously deferred financing costs. The net impact of the 2005 and 2004 debt redemptions lowered comparative interest expense by $18.1 million.

For the year ended December 31, 2004 other income and (deductions) also includes the effects of minority interest of $36.8 million related to our previous majority ownership interests in Houston Exploration and KeySpan Canada. Finally, other income and (deductions) for the year ended December 31, 2004 reflects a $12.6 million gain recorded on the settlement of a derivative financial instrument entered into in connection with the sale/leaseback transaction associated with the Ravenswood Expansion, a 250 MW combined cycle generating facility located at the Ravenswood Generating Station site, as well as a $5.5 million foreign currency gain.

Income taxes decreased $86.2 million for the year ended December 31, 2005 compared to 2004 due, for the most part, to lower pre-tax earnings. In addition, tax expense for 2004 reflects: (i) a $6.0 million benefit resulting from a revised appraisal associated with property that was disposed of in 2003; (ii) a tax benefit of $12 million related to the repatriation of earnings from KeySpan's foreign investments; and (iii) the beneficial tax treatment afforded to the stock transaction with Houston Exploration.

As noted  earlier,  earnings  available  for  common  stock  for the year  ended
December 31, 2005, also included losses of $1.8 million, or $0.01 per share, from discontinued operations, as well as a $6.6 million, or $0.04 per share cumulative change in accounting principles charge. Earnings available for common stock for the year ended December 31, 2004, included losses of $151.0 million, or $0.94 per share, from discontinued operations.

As a result of the items discussed above, earnings available for common stock were $388.0 million, or $2.28 per share for the year ended December 31, 2005, compared to $458.1 million, or $2.86 per share realized in 2004.

REVIEW OF OPERATING SEGMENTS

KeySpan's segment results are reported on an "Operating Income" basis. Management believes that this generally accepted accounting principle ("GAAP") based measure provides a reasonable indication of KeySpan's underlying performance associated with its operations. The following is a discussion of financial results achieved by KeySpan's operating segments presented on an Operating Income basis.

GAS DISTRIBUTION

The Brooklyn Union Gas Company, doing business as KeySpan Energy Delivery New York ("KEDNY") provides gas distribution service to customers in the New York City Boroughs of Brooklyn, Staten Island and a portion of Queens. KeySpan Gas East Corporation, doing business as KeySpan Energy Delivery Long Island ("KEDLI") provides gas distribution service to customers in the Long Island Counties of Nassau and Suffolk and the Rockaway Peninsula of Queens County. Four natural gas distribution companies - Boston Gas Company, Essex Gas Company, Colonial Gas Company and EnergyNorth Natural Gas, Inc., each doing business under the name KeySpan Energy Delivery New England ("KEDNE"), provide gas distribution service to customers in Massachusetts and New Hampshire.

The table below highlights certain significant financial data and operating statistics for the Gas Distribution segment for the periods indicated.

-------------------------------------------------------------------------------------------------------------------------------
                                                                                             Year Ended December 31,
(In Millions of Dollars)                                                            2006               2005              2004
-------------------------------------------------------------------------------------------------------------------------------
Revenues                                                                        $ 5,062.6          $ 5,390.1         $ 4,407.3
Cost of gas                                                                       3,336.6            3,607.0           2,664.7
Revenue taxes                                                                        60.4               65.8              73.3
-------------------------------------------------------------------------------------------------------------------------------
Net Gas Revenues                                                                  1,665.6            1,717.3           1,669.3
-------------------------------------------------------------------------------------------------------------------------------
Operating Expenses
   Operations and maintenance                                                       681.4              727.0             672.5
   Depreciation and amortization                                                    266.7              276.9             276.5
   Operating taxes                                                                  148.9              147.8             140.7
-------------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                                          1,097.0            1,151.7           1,089.7
-------------------------------------------------------------------------------------------------------------------------------
Gain on the sale of property                                                            -                0.1                 -
Operating Income                                                                $   568.6          $   565.7         $   579.6
-------------------------------------------------------------------------------------------------------------------------------
Firm gas sales and transportation (MDTH)                                          283,693            323,347           324,549
Transportation - Electric  Generation (MDTH)                                       67,273             25,076            27,656
Other sales (MDTH)                                                                190,244            187,805           155,992
Warmer (Colder) than Normal - New York & Long Island                                16.0%              (1.0%)            (1.0%)
Warmer (Colder) than Normal - New England                                            7.6%              (8.6%)            (6.8%)
-------------------------------------------------------------------------------------------------------------------------------

A MDTH is 10,000 therms and reflects the heating content of approximately one million cubic feet of gas. A therm reflects the heating content of approximately 100 cubic feet of gas. One billion cubic feet (BCF) of gas equals approximately 1,000 MDTH.

Operating Income 2006 vs 2005

Executive Summary

Operating income increased $2.9 million for the twelve months ended December 31, 2006, compared to the same period last year reflecting a decrease in operating expenses of $54.7 million, substantially offset by a decrease in net gas revenues (revenues less the cost of gas and associated revenue taxes) of $51.7 million. The lower operating expenses were primarily due to a decrease in the provision for uncollectible accounts receivable of $60.9 million. The exceptionally warm weather during the first and fourth quarters of 2006 - KeySpan's primary heating seasons - was the primary driver behind the decrease in net gas revenues.

Net Revenues

Net gas revenues from our gas distribution operations decreased $51.7 million, or 3%, for the twelve months ended December 31, 2006, compared to the same period last year. Both the New York and New England based gas distribution operations were adversely impacted by the significantly warmer than normal weather experienced throughout the northeastern United States during the 2006 winter heating seasons - January through April and October through December. As measured in heating degree days, weather in 2006 in our New York and New England service territories was approximately 16% and 7.6% warmer than normal, respectively, and was approximately 16% warmer than last year across KeySpan's service territories.

Net revenues from firm gas customers (residential, commercial and industrial customers) decreased $70.2 million in 2006 compared to 2005. The favorable impact to net gas revenues from load growth additions was more than offset by declining usage per customer due to the extremely warm weather during the winter heating seasons, the use of more efficient gas heating equipment and higher gas costs. KeySpan estimates that the warm weather during the two heating seasons resulted in an adverse impact to net gas revenues of approximately $32 million, net of the benefits from the weather normalization adjustment and weather derivatives discussed below. Further, KeySpan earned $6.5 million less in regulatory incentives for the twelve months ended December 31, 2006, compared to the same period last year.

KEDNY and KEDLI  each  operate  under  utility  tariffs  that  contain a weather normalization adjustment that significantly offsets variations in firm net revenues due to fluctuations in weather. These weather normalization adjustments resulted in a benefit to KeySpan of $57 million during the twelve months ended December 31, 2006, but this did not fully mitigate the impact of the loss in revenues due to the extremely warm weather experienced, as previously noted. The New England-based gas distribution subsidiaries do not have weather normalization adjustments. To mitigate the effect of fluctuations in normal weather patterns on KEDNE's results of operations and cash flows, weather derivatives were in place for the 2005/2006 and 2006/2007 winter heating season. Since weather was warmer than normal in November and December of 2006, these derivative instruments resulted in a $9.1 million benefit to net gas revenues in 2006. (See Note 8 to the Consolidated Financial Statements "Hedging, Derivative Financial Instruments and Fair Values" for further information).

Firm gas distribution rates for KEDNY, KEDLI and KEDNE in 2006, other than for the recovery of gas costs, have remained substantially unchanged from rates charged in 2005.

In our large-volume heating and other interruptible (non-firm) markets, which include large apartment houses, government buildings and schools, gas service is provided under rates that are designed to compete with prices of alternative fuel, including No. 2 and No. 6 grade heating oil. These "dual-fuel" customers can consume either natural gas or fuel oil for heating purposes. Net revenues in these markets increased $18.5 million during the twelve months ended December 31, 2006, compared to the same period last year primarily reflecting higher pricing.

Firm Sales, Transportation and Other Sales Quantities

Firm gas  sales  and  transportation  quantities  for the  twelve  months  ended
December 31, 2006, decreased 12% compared to the same period in 2006 due primarily to the warmer weather this year compared to last year. On a weather normalized basis, firm gas sales and transportation quantities decreased 2.4% in 2006 compared to 2005 due to lower usage per customer. Customer additions and oil-to-gas conversions, however, offset the full impact of the warmer weather and lower usage per customer. Net revenues are not affected by customers opting to purchase their gas supply from other sources, since delivery rates charged to transportation customers generally are the same as delivery rates charged to full sales service customers. Transportation quantities related to electric generation reflect the transportation of gas to our electric generating facilities located on Long Island. Net revenues from these services are not material.

Other sales quantities include on-system interruptible quantities, off-system sales quantities (sales made to customers outside of our service territories) and related transportation. We have a management contract with Merrill Lynch Trading under which KeySpan and Merrill Lynch Trading share the responsibilities for managing KeySpan's upstream gas contracted assets associated with its Massachusetts gas distribution subsidiaries, as well as providing city-gate delivered supply. KeySpan, Merrill Lynch Trading and KeySpan's Massachusetts gas sales customers will share in the profits generated from the optimization of these assets. The Massachusetts Department of Telecommunications and Energy ("MADTE") approved this contract in March 2006 effective April 1, 2006. KeySpan provides these services internally for its New York and New Hampshire gas distribution subsidiaries.

Purchased Gas for Resale

The decrease in gas costs for the twelve months ended December 31, 2006 compared to the same period of 2005 of $270.4 million, or 7%, is reflective of a decrease of 14% in the quantity of gas purchased due to the warm weather during the two winter heating seasons. However, the price per dekatherm of gas used by firm gas sales customers increased 4%, in 2006 compared to 2005. The current gas rate structure of each of our gas distribution utilities includes a gas adjustment clause, pursuant to which variations between actual gas costs incurred for resale to firm sales customers and gas costs billed to firm sales customers are deferred and refunded to or collected from customers in a subsequent period.

Operating Expenses

Operating expenses for the twelve months ended December 31, 2006, compared to the same period of 2005, decreased $54.7 million, or 5%. Operations and maintenance expense decreased $45.6 million, or 6%, in 2006 compared to 2005 primarily as a result of a decrease of $60.9 million in the provision for uncollectible accounts receivable. In December 2005, The Boston Gas Company ("Boston Gas") received a MADTE order, effective January 1, 2006, permitting Boston Gas to fully recover the gas cost component of bad debt write-offs through its cost-of-gas adjustment clause rather than filing for recovery as an exogenous cost. Additionally, in 2006 we recovered the 2005 gas cost component of bad debts as well. These benefits were the primary driver behind the reduction in the provision for uncollectible accounts receivable, combined with a decrease in firm gas sales quantities in 2006 compared to 2005 and improved collection efforts. (See the discussion under the caption "Regulation and Rate Matters - Gas Matters" for additional details of the MADTE order.) Offsetting the favorable impact of the MADTE order, to some extent, was higher employee benefit related expenses, including postretirement costs, and generally higher administrative and general costs.

The decrease in depreciation and amortization charges of $10.2 million, or 4%, for the twelve months ended December 31, 2006 compared to the same period of 2005, reflects a decrease in depreciation charges of $8.4 million and lower regulatory amortization charges of $1.8 million. The decrease in depreciation charges reflects an adjustment to the depreciation allowance to correct for an error in useful lives associated with certain gas distribution assets.

Operating Income 2005 vs 2004

Executive Summary

Operating income decreased $13.9 million, or 2%, for the twelve months ended December 31, 2005, compared to the same period of 2004 due to higher operating expenses. Operating expenses increased $62.0 million reflecting primarily an increase in the provision for uncollectible accounts receivable and higher property taxes totaling $45.8 million. Partially offsetting the higher operating expenses was an increase of $48.0 million in net gas revenues resulting from customer additions and oil-to-gas conversions in our firm gas sales market, as well as from higher net gas revenues in our large-volume heating markets.

Net Revenues

Net gas revenues from our gas distribution operations increased $48.0 million, or 3%, for the twelve months ended December 31, 2005, compared to the same period of 2004. Net gas revenues benefited from customer additions and oil-to-gas conversions in our firm gas sales market as well as from higher net gas revenues in our large-volume heating and interruptible (non-firm) markets. As measured in heating degree days, weather in 2005 in our New York and New England service territories was approximately 1.0% and 8.6% colder than normal, respectively. Compared to 2004, weather in 2005 was 1.2% colder in KeySpan's New England service territory, while weather was consistent between years in the New York service territory.

Net revenues from firm gas customers increased $24.3 million for the twelve months ended December 31, 2005, compared to same period of 2004. Customer additions and oil-to-gas conversions, net of attrition and conservation, added $25.1 million to net gas revenues. Further, we realized a benefit of $3.8 million as a result of the Boston Gas Performance Based Rate Plan (the "Plan") that was approved by the MADTE in 2003. The Plan provides for firm gas sales rates to be adjusted each year based on an inflation factor offset by a productivity factor. (See the caption under "Regulation and Rate Matters" for further information regarding the rate filing.)

Offsetting, to some extent, the beneficial impact of the customer additions and oil-to-gas conversions was the adverse impact to comparative net gas revenues from the additional billing day in 2004 due to the leap year. In 2004, KeySpan realized $5.7 million in additional net gas revenues from the additional billing day. Further, KeySpan earned $8.7 million less in regulatory incentives for the twelve months ended December 31, 2005, compared to the same period of 2004.

Also included in net revenues is the recovery of certain regulatory items and certain taxes that added $6.6 million to net revenues. However, the recovery of these items through revenues does not impact net income since a similar amount was expensed as amortization charges and income taxes, as appropriate, on the Consolidated Statement of Income. Firm gas distribution rates for KEDNY, KEDLI and KEDNE in 2005, other than for the recovery of gas costs and resulting from the Plan, remained substantially unchanged from rates charged in 2004.

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

In our large-volume heating and interruptible (non-firm) markets, which include large apartment houses, government buildings and schools, gas service is provided under rates that are designed to compete with prices of alternative fuel, including No. 2 and No. 6 grade heating oil. These "dual-fuel" customers can consume either natural gas or fuel oil for heating purposes. Net revenues in these markets increased $23.7 million during the twelve months ended December 31, 2005, compared to the same period of 2004, primarily reflecting higher pricing. Further, since weather during January 2004 was significantly colder than normal, KeySpan interrupted service to a segment of its dual-fuel customers for a number of days during that month, as permitted under its tariff, to ensure reliable service to firm customers. The majority of interruptible profits earned by KEDLI and KEDNE are returned to firm customers as an offset to gas costs.

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

Other sales quantities include on-system interruptible quantities, off-system sales quantities (sales made to customers outside of our service territories) and related transportation. The increase in these sales quantities for the twelve months ended December 31, 2005, compared to the same period of 2004 reflects higher off-system sales. The majority of these profits earned are returned to firm customers as an offset to gas costs. From April 1, 2002 through March 31, 2005, we had an agreement with Coral Resources, L.P. ("Coral"), a subsidiary of Shell Oil Company, under which Coral assisted in the origination, structuring, valuation and execution of energy-related transactions on behalf of KEDNY and KEDLI. Upon expiration of this agreement, these services have been provided by KeySpan employees. KeySpan also provides these services internally for its New Hampshire gas distribution subsidiaries. In 2004 and 2005, we also had a portfolio management contract with Merrill Lynch Trading, under which Merrill Lynch Trading was responsible for managing KeySpan's upstream gas contracted assets associated with its Massachusetts gas distribution subsidiaries, as well as providing city-gate delivered supply. As noted above, beginning in April 2006, KeySpan and Merrill Lynch Trading have a new three-year agreement under which KeySpan and Merrill Lynch share the responsibilities for managing KeySpan's upstream gas contracted assets associated with its Massachusetts gas distribution subsidiaries.

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

Operating Expenses

For the twelve months ended December 31, 2005, operating expenses increased $62.0 million, or 6% compared to the same period in 2004. Operations and maintenance expense increased $54.5 million, or 8%, in 2005 compared to 2004 primarily due to an increase of $38.7 million in the provision for uncollectible accounts as a result of increasing gas costs and the adverse impact from collection experience. Further, the gas distribution operations realized an increase in insurance and regulatory fees, as well as postretirement expenses in 2005 compared to 2004. In 2004, KeySpan recognized a benefit of approximately $3 million, net of amounts subject to regulatory deferral treatment, associated with the implementation of the Medicare Prescription Drug Improvement and Modernization Act of 2003 ( the "Medicare Act") and implementation of Financial Accounting Standards Board Staff Position ("FSP") 106-2. In addition, in 2004, Boston Gas reached an agreement with an insurance carrier for recovery of previously incurred environmental expenditures. Insurance and third-party recoveries, after deducting legal fees, are shared between Boston Gas and its firm gas customers as provided under a previously issued MADTE rate order. As a result of this insurance settlement, Boston Gas recorded a $5 million benefit to operations and maintenance expense.

Comparative operating taxes increased $7.1 million due to the expiration of a five-year property tax assessment agreement with New York City, as well as to a $2.5 million property tax refund received in 2004. Higher depreciation charges of $4.5 million reflecting the continued expansion of the gas distribution system were offset by lower regulatory amortization charges of $4.1 million.

Gas Supply and Pricing

KeySpan has adequate gas supply available to meet its gas load demand in its service territories for the 2006/2007 winter heating season as KeySpan's gas storage was 100% full at the start of the winter heating season. The current gas rate structure of each of our gas distribution utilities includes a gas adjustment clause, pursuant to which gas costs are recovered in billed sales to regulated firm gas sales customers. Although KeySpan is allowed to "pass through" the cost of gas to its customers, the volatility of natural gas prices can have an adverse impact on customers' gas bills and recovery of customer accounts receivable. High gas prices have led to an increase in customer conservation measures and attrition. The MADTE order, received in the fourth quarter of 2005, permitting Boston Gas regulatory recovery of the gas cost component of net bad debt write-offs has helped to mitigate any increase in bad debt expense.

With KeySpan's continuing strategy of having its storage facilities 100% full at the start of the heating season and through the use of financial derivatives, KeySpan has effectively hedged the price of approximately two-thirds of the gas supply needed to serve its gas heating customers during the 2006/2007 winter heating season. This strategy mitigates the volatility of natural gas prices on customers' winter heating gas bills. Further, KeySpan has programs in place to help customers manage their gas bills, such as balanced billing plans, deferred payment arrangements and the low income home energy assistance program, the expansion of which we supported through the Energy Policy Act of 2005. Management believes that these measures help mitigate the impact of volatile gas prices on customers' bills.

Other Matters

We remain committed to our ongoing gas system expansion strategies. We believe that significant growth opportunities exist on Long Island and in our New England service territories, as well as continued growth in the New York service territory, despite the volatility in gas prices. We estimate that on Long Island approximately 37% of the residential and multi-family markets, and approximately 60% of the commercial market, currently use natural gas for space heating. Further, we estimate that in our New England service territories approximately 50% of the residential and multi-family markets, as well as approximately 60% of the commercial market, currently use natural gas for space heating purposes. We will continue to seek growth, in all of our market segments to serve new housing and commercial construction and to penetrate existing communities where no distribution system exists, as well as through the conversion of residential homes from oil to gas for space heating purposes and the pursuit of opportunities to grow multi-family, industrial and commercial markets.

In order to serve the anticipated market requirements in our New York service territories, KeySpan and Spectra Energy Corporation (formerly a part of Duke Energy Corporation) formed Islander East Pipeline Company, LLC ("Islander East") in 2000. Once in service, the pipeline is expected to have the capacity to transport up to 260,000 DTH of natural gas to the Long Island and New York City energy markets, enough natural gas to heat 600,000 homes. In addition, KeySpan has a 26.25% interest in the Millennium Pipeline development project which is anticipated to transport up to 525,000 DTH of natural gas a day to the Algonquin pipeline. KEDLI has executed a Precedent Agreement for 175,000 DTH of natural gas per day of transportation capacity from the Millennium Pipeline system, increasing to 200,000 DTH in the second year of the pipeline being in service. These pipeline projects will allow KeySpan to diversify the geographic sources of its gas supply. See the discussion under the caption "Energy Investments" for additional information regarding these pipeline projects.

ELECTRIC SERVICES

The Electric Services segment primarily consists of subsidiaries that own, lease and operate oil and gas-fired electric generating plants in the Borough of Queens (including the "Ravenswood Generating Station" which comprises the
Ravenswood Facility and Ravenswood Expansion) and the counties of Nassau and Suffolk on Long Island. In addition, through long-term contracts of varying lengths, we (i) provide to the Long Island Power Authority ("LIPA") all operation, maintenance and construction services and significant administrative services relating to the Long Island electric transmission and distribution ("T&D") system pursuant to a Management Services Agreement (the "1998 MSA");
(ii) supply LIPA with electric generating capacity, energy conversion and ancillary services from our Long Island generating units pursuant to a Power Supply Agreement (the "1998 PSA"); and (iii) manage all aspects of the fuel supply for our Long Island generating facilities, as well as all aspects of the capacity and energy owned by or under contract to LIPA pursuant to an Energy Management Agreement (the "1998 EMA"). The 1998 MSA, 1998 PSA and 1998 EMA all became effective on May 28, 1998 and are collectively referred to herein as the "1998 LIPA Agreements."

On February 1, 2006, KeySpan and LIPA entered into (i) an amended and restated Management Services Agreement (the "2006 MSA"), pursuant to which KeySpan will continue to operate and maintain the electric T&D System owned by LIPA on Long Island through 2013; (ii) a new Option and Purchase and Sale Agreement (the "2006 Option Agreement"), to replace the Generation Purchase Rights Agreement (the "GPRA"), pursuant to which LIPA had the option, through December 15, 2005, to acquire substantially all of the electric generating facilities owned by KeySpan on Long Island; and (iii) a Settlement Agreement (the "2006 Settlement Agreement") resolving outstanding issues between the parties regarding the 1998 LIPA Agreements. The 2006 MSA, the 2006 Option Agreement and the 2006 Settlement Agreement are collectively referred to herein as the "2006 LIPA Agreements." These agreements will become effective following approval by the New York State Comptroller's Office and the New York State Attorney General. (For a further discussion on these LIPA agreements see the discussion under the caption "Electric Services - LIPA Agreements" and Note 11 to the Consolidated Financial Statements "2006 LIPA Settlement"). The Electric Services segment also provides retail marketing of electricity to commercial customers.

Selected financial data for the Electric Services segment is set forth in the table below for the periods indicated.

-----------------------------------------------------------------------------------------------
                                                              Year Ended December 31,
(In Millions of Dollars)                               2006             2005             2004
-----------------------------------------------------------------------------------------------
Revenues                                           $ 1,834.2        $ 2,047.3        $ 1,738.7
Purchased fuel                                         548.4            751.4            539.6
-----------------------------------------------------------------------------------------------
Net Revenues from Operations                         1,285.8          1,295.9          1,199.1
Derivative Financial Instrument                         46.5                -                -
-----------------------------------------------------------------------------------------------
Net Electric Revenues                                1,332.3          1,295.9          1,199.1
-----------------------------------------------------------------------------------------------
Operating Expenses
   Operations and maintenance                          750.8            684.5            653.3
   Depreciation                                        102.1             91.7             88.3
   Operating taxes                                     186.9            178.6            169.7
-----------------------------------------------------------------------------------------------
Total Operating Expenses                             1,039.8            954.8            911.3
-----------------------------------------------------------------------------------------------
Gain on the sale of property                             0.5              1.2              2.0
Operating Income                                     $ 293.0          $ 342.3          $ 289.8
-----------------------------------------------------------------------------------------------
Electric sales (MWH)*                              4,480,996        6,364,279        6,232,190
Capacity(MW)*                                          2,450            2,450            2,450
Cooling degree days                                    1,130            1,472            1,045
-----------------------------------------------------------------------------------------------

*Reflects the operations of the Ravenswood Generating Station only.

Operating Income 2006 vs 2005

Executive Summary

Operating income decreased $49.3 million, or 14%, for the twelve months ended December 31, 2006, compared to the same period last year, due primarily to a decrease in net revenues from the Ravenswood Generating Station of $110.3 million as a result of lower energy margins and lower capacity revenues, partially offset by higher revenues associated with KeySpan's service agreements with LIPA and its electric marketing activities of $10.6 million. KeySpan also recognized a gain of $46.5 million on a fixed for floating unforced capacity financial swap.

Net Revenues

Total electric net revenues realized in 2006 were $36.4 million higher than such revenues realized in 2005.

KeySpan has entered into an International SWAP Dealers Association Master Agreement for a fixed for floating unforced capacity financial swap with Morgan Stanley Capital Group Inc. ("Swap Agreement"). This agreement has a three year term that began on May 1, 2006. For the twelve months ended December 31, 2006 KeySpan recognized a gain of $46.5 million from this derivative financial instrument. (See Note 8 to the Consolidated Financial Statements, "Hedging, Derivative Financial Instruments and Fair Values," for further information on this swap agreement.)

Net revenues for the twelve months ended December 31, 2006 from the service agreements with LIPA, including the power purchase agreements associated with two electric peaking facilities, increased $96.6 million compared to the same period of 2005. The increase is due, for the most part, to recovery of operations and maintenance charges billed to LIPA of approximately $76 million and the recovery of depreciation charges and property taxes of approximately $14 million. These recoveries had no impact on operating income since actual expenses increased by a like amount. Therefore, only approximately $7 million of the increase in net revenues resulted in a benefit to operating income. This increase in net revenues from the LIPA service agreements was driven by higher off-system electric energy sales and emission credit sales, as well as the recovery of certain past service costs, offset by lower performance incentives. In 2006, KeySpan earned $9.0 million associated with non-cost performance incentives provided for under these agreements, compared to $16.4 million earned in 2005, due to the discontinuation of certain performance incentives contained in the MSA.

Net revenues associated with KeySpan's electric marketing activities increased $3.6 million during the twelve months ended December 31, 2006, compared to the same period of 2005.

Net revenues from the Ravenswood Generating Station decreased $110.3 million, or 25% for the twelve months ended December 31, 2006, compared to the same period of 2005 reflecting lower capacity revenues of $80.5 million and a decrease in energy margins of $29.8 million. The decrease in capacity revenues was primarily due to the planned installation of 1,000 megawatts of additional electric capacity in New York City in 2006.

The decrease in energy margins in 2006 reflects, in part, a 50% decrease in realized "spark-spreads" (the selling price of electricity less the cost of fuel, exclusive of hedging gains or losses). Further, the level of megawatt hours ("MWh") sold into the NYISO energy market decreased 30% due to increased competition and cooler weather in the summer of 2006 compared to the summer of 2005 - the peak cooling season. As measured in cooling-degree days, weather was 25% cooler during the summer of 2006 compared to the summer of 2005, and 2% warmer than normal. Combined, these two items reduced energy margins by $124.9 million or 63%. It should be noted, that in 2005 KeySpan benefited from the pricing differential between number 6-grade fuel oil and natural gas used in the Ravenswood Generating Station. Due to the dual-fuel capability of the Ravenswood Generating Station, KeySpan was able to take advantage of the ability to switch to cheaper fuel as the gap between number 6 grade fuel oil and gas prices spread during the later part of the 2005 summer. The two hurricanes which occurred in the summer of 2005 in the Gulf Coast of the United States contributed to the gap between number 6-grade fuel oil and natural gas prices.

Partially offsetting these adverse impacts to comparative energy margins were the benefits recognized from derivative financial instruments. We employ derivative financial instruments to economically hedge the cash flow variability for a portion of forecasted purchases of natural gas and fuel oil consumed at the Ravenswood Generating Station, as well as for a portion of forecasted electric energy sales. These derivative instruments, the impacts of which are reflected in net electric margins, resulted in a comparative gain of $95.1 million year-over-year. Hedging gains realized in 2006 were $79.1 million compared to hedging losses of $16.0 million realized in 2005.

The Ravenswood Generating Station is a dual-fuel electric facility that can burn either number 6-grade fuel oil or natural gas to generate electricity. To take full advantage of the dual-fuel capability of the Ravenswood Generating Station, KeySpan uses the cheaper of the two fuels in the generation of electricity and, as a result, KeySpan may not be able to apply hedge accounting treatment for all of its aforementioned risk management strategies in the future and therefore may experience some degree of fluctuations in its recorded net electric revenues due to changes in the market value of outstanding derivative instruments and the related underlying commodity. (See Note 8 to the Consolidated Financial Statements "Hedging, Derivative Financial Instruments and Fair Values" as well as Item 7A. Quantitative and Qualitative Disclosures about Market Risk for further information on KeySpan's hedging strategies.)

The rules and regulations for capacity, energy sales and the sale of certain ancillary services to the NYISO energy markets continue to evolve and there are several matters pending with the Federal Energy Regulatory Commission ("FERC"). See the discussion under the caption "Regulatory Issues and the Competitive Environment" for further details on these matters.

Operating Expenses

For the twelve months ended December 31, 2006, operating expenses increased $85.0 million compared to the same period of 2005. Operations and maintenance expenses increased $66.3 million during the twelve months ended December 31, 2006, compared to the same period of 2005 reflecting a $76 million increase in costs recovered from LIPA. As noted previously, this increase had no impact on operating income since revenues increased by a similar amount. Therefore, the operations and maintenance expenses that impacted operating income actually decreased approximately $10 million due to a decrease in overhaul costs and non-outage maintenance work on the Ravenswood Generating Station and our Long Island based electric generating units.

Depreciation expense and operating taxes increased $18.7 million in 2006 compared to 2005. Of this amount, approximately $14 million is associated with KeySpan's Long Island based electric generating units and are fully recoverable from LIPA, as noted above. The remaining increase in these line items is associated with the Ravenswood Generating Station and did impact comparative operating income.

Operating Income 2005 vs 2004

Executive Summary

For the twelve months ended December 31, 2005, operating income increased $52.5 million, or 18%, compared to the same period of 2004, primarily due to an increase in net revenues from the Ravenswood Generating Station of $78.7 million mainly as a result of improved pricing. The increase in net revenues was partially offset by an increase in operating expenses associated with the Ravenswood Generating Station of $11.8 million, as well as lower net revenues associated with KeySpan's retail electric marketing activities of $7.6 million.

Net Revenues

Total electric net revenues realized during the twelve months ended December 31, 2005, were $96.8 million, or 8% higher than such revenues realized during the corresponding period of 2004.

For the year ended December 31, 2005, net revenues from the Ravenswood Generating Station increased $78.7 million, or 22%, compared to the same period in 2004 reflecting higher energy margins of $66.0 million, as well as increased capacity revenues of $12.7 million. The increase in capacity revenues reflected the operation of the Ravenswood Expansion which went into full commercial operation in May 2004, as well as load growth in New York City.

The increase in energy margins for 2005 reflects an increase of 54% in "spark-spreads" (the selling price of electricity less the cost of fuel, exclusive of hedging gains or losses), as well as from an increase of 2% in the level of MWh sold into the NYISO energy market. These favorable energy results were primarily driven by the pricing differential between number 6-grade fuel oil and natural gas used in the Ravenswood Generating Station in 2005. As noted previously, due to the dual-fuel nature of the Ravenswood Generating Station, KeySpan was able to take advantage of the ability to switch to cheaper fuel as the gap between number 6 grade fuel oil and gas prices spread during the later part of the 2005 summer. Further, in 2005 KeySpan received $9.2 million from the NYISO to settle billing issues regarding the sale of energy provided by the Ravenswood Generating Station to the NYISO in May 2000. Weather for 2005, as measured in cooling degree days, was 40% warmer than 2004 and 28% warmer than normal.

As mentioned previously, we employ derivative financial hedging instruments to hedge the cash flow variability for a portion of forecasted purchases of natural gas and fuel oil consumed at the Ravenswood Generating Station as well as a portion of forecasted electric energy sales. These derivative instruments resulted in hedging losses, which are reflected in net electric margins, of $16.0 million in 2005, compared to hedging gains of $23.0 million in 2004.

Net revenues for the twelve months ended December 31, 2005, from the service agreements with LIPA, including the power purchase agreements associated with two electric peaking facilities, increased $25.7 million compared to the corresponding period of 2004. The increase was due, in part, to recovery of operating expenses billed to LIPA of approximately $14 million and the recovery of depreciation charges and property taxes of approximately $8 million. These recoveries had no impact on operating income since actual expenses increased by a like amount. The remaining increase primarily reflects an increase in emission credits earned and variable revenues, which are a function of electric generation output. In 2005 and 2004, we earned a total of $16.4 million associated with non-cost performance incentives provided for under these agreements.

Net revenues associated with KeySpan's retail electric marketing activities decreased $7.6 million in 2005 compared to 2004, due to a significant curtailment in these activities. In 2005, KeySpan terminated all indexed price contracts and elected to maintain only its fixed priced contracts. As a result, the retail electric marketing business had approximately 40 MW under contract during 2005.

Operating Expenses

For the twelve months ended December 31, 2005, operating expenses increased $43.5 million, or 5%, compared to the same period of 2004. Operations and maintenance expense in 2005 increased $31.2 million, or 5% over 2004 reflecting an increase of $7.5 million in operating lease costs associated with our financing arrangement for the Ravenswood Expansion, as well as an increase in overhaul work and plant retirement costs associated with the Ravenswood Generating Station amounting to approximately $8 million. The remaining increase reflected operating costs billed to LIPA of approximately $14 million.

Depreciation expense and operating taxes increased $12.3 million in 2005 compared to 2004. Of this amount, approximately $8 million was associated with KeySpan's Long Island based electric generating units and were fully recoverable from LIPA, as noted above. The remaining increase in these line items was associated with the Ravenswood Generating Station.

Other Matters

In 2003,  the New  York  State  Board  on  Electric  Generation  Siting  and the
Environment issued an opinion and order which granted a certificate of environmental capability and public need for a 250 MW combined cycle electric generating facility in Melville, Long Island, which is final and non-appealable. Also in 2003, LIPA issued a Request for Proposal ("RFP") seeking bids from developers to either build and operate a Long Island generating facility, and/or a new cable that will link Long Island to power from a non-Long Island source of between 250 to 600 MW of electricity by no later than the summer of 2007.
KeySpan filed a proposal in response to LIPA's RFP. In 2004, LIPA selected proposals submitted by two other bidders in response to the RFP. KeySpan remains committed to the Melville project and the benefits to Long Island's energy future that this project would supply. The project has received New York State
Article X approval by having met all operational and environmental permitting requirements. Further, the project is strategically located in close proximity to both the high voltage power transmission grid and the high pressure gas distribution network. In addition, given the intense public pressure to reduce emissions from existing generating facilities, development of the Melville project is possible as a means to "virtually re-power" older, less efficient generating units. Specifically, KeySpan believes that it would be able to reduce emissions on Long Island in a cost effective manner by developing the Melville project and retiring an older, less efficient generating facility. Additionally, in August 2006, the NYISO included the Melville project in its Reliability Report as one of the market solutions to help address the long-term reliability of New York State's electric grid. At December 31, 2006, total capitalized costs associated with the siting, permitting and procurement of equipment for the Melville facility were $63.6 million.

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

The table below highlights selected financial information associated with the Energy Services segment.

-----------------------------------------------------------------------------------------------
                                                            Year Ended December 31,
(In Millions of Dollars)                            2006              2005               2004
-----------------------------------------------------------------------------------------------
Revenues                                          $ 213.0           $ 202.0            $ 193.9
Less:  Operating expenses                           207.7             204.7              227.8
       Goodwill impairment                              -                 -               14.4
-----------------------------------------------------------------------------------------------
Operating  Income (Loss)                          $   5.3           $  (2.7)           $ (48.3)
-----------------------------------------------------------------------------------------------

Operating Income 2006 vs 2005

The Energy Services segment posted an operating profit of $5.3 million for the twelve months ended December 31, 2006, compared to an operating loss of $2.7 million incurred during the twelve months ended December 31, 2005. The improved performance reflects higher operating margins on engineering contracts, as well as favorable billings under a long-term energy service and energy supply contract. KeySpan's fiber optic operations realized a benefit to operating income from an increase in bandwidth sales and the successful completion of certain projects. Finally, general and administrative expenses were lower in 2006 compared to 2005 as a result of the implementation of cost containment measures.

Operating Income 2005 vs 2004

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

The Energy Services segment incurred an operating loss of $2.7 million in 2005, compared to a loss of $48.3 million in 2004. In 2004, KeySpan recorded a non-cash goodwill impairment charge in continuing operations of $14.4 million as a result of an evaluation of the carrying value of goodwill recorded in this segment. That evaluation resulted in a total pre-tax impairment charge of $208.6 million ($152.4 million, or $0.95 per share after-tax) - $14.4 million of this charge was attributable to continuing operations, while the remaining $194.2 million ($139.9 million after-tax, or $0.87 per share), was reflected in discontinued operations. (See Note 10 to the Consolidated Financial Statements "Energy Services - Discontinued Operations" for additional details on this charge.)

For 2005, the improved performance over 2004, excluding the goodwill impairment charge, primarily reflected a reduction in operating expenses. In 2004, charges associated with the write-off of accounts receivable and contract revenues on certain projects that were determined to be uncollectible, were incurred as well as the write-down of inventory balances. Further, this segment experienced an increase in gross profit margins and generally lower administrative costs in 2005.

ENERGY INVESTMENTS

The Energy Investments segment consists of our gas production and development investments, as well as certain other domestic energy-related investments. KeySpan's gas production and development activities include its wholly-owned subsidiaries Seneca Upshur Petroleum, Inc. ("Seneca-Upshur") and KeySpan Exploration and Production, LLC ("KeySpan Exploration"). Seneca-Upshur is engaged in gas production and development activities primarily in West Virginia. KeySpan Exploration is involved in a joint venture with Merit Energy Corporation, an independent oil and gas producer, which acquired its interest in the joint-venture from Houston Exploration.

This segment is also engaged in pipeline development activities. KeySpan and Spectra Energy Corporation (formerly a part of Duke Energy Corporation) each own a 50% interest in Islander East. Islander East was created to pursue the authorization and construction of an interstate pipeline from Connecticut, across Long Island Sound, to a terminus near Shoreham, Long Island. Further, KeySpan has a 26.25 % interest in the Millennium Pipeline Company LLC, the developer of the Millennium pipeline project which is expected to have the capacity to transport up to 525,000 DTH of natural gas a day from Corning, New York to Ramapo, New York, where it will connect to an existing pipeline. Additionally, subsidiaries in this segment hold a 20% equity interest in the Iroquois Gas Transmission System LP, a pipeline that transports Canadian gas supply to markets in the northeastern United States. These investments are accounted for under the equity method of accounting. Accordingly, equity income from these investments is reflected as a component of operating income in the Consolidated Statement of Income.

KeySpan also owns a 600,000 barrel liquefied natural gas ("LNG") storage and receiving facility in Providence, Rhode Island, through its wholly owned subsidiary KeySpan LNG, the operations of which are fully consolidated.

Selected financial data and operating statistics for these energy-related investments are set forth in the following table for the periods indicated.

-----------------------------------------------------------------------------------------------------
                                                                    Year Ended December 31,
(In Millions of Dollars)                                  2006               2005               2004
-----------------------------------------------------------------------------------------------------
Revenues                                                $ 40.3             $ 43.0            $  58.9
Less: Operation and maintenance expense                   26.3               26.5               33.5
          Ceiling test write-down                            -                  -               48.2
          Impairment charge                                  -                  -               26.5
          Other operating expenses                        11.9               11.1               15.3
Add:  Equity earnings                                     13.1               15.1               25.8
           Sale of assets                                  0.3                0.1                5.0
-----------------------------------------------------------------------------------------------------
Operating Income (Loss)                                 $ 15.5             $ 20.6            $ (33.8)
-----------------------------------------------------------------------------------------------------

Operating income above reflects 100% of KeySpan Canada's results from January 1, 2004 through April 1, 2004.

Operating Income 2006 vs 2005

For the twelve months ended December 31, 2006, operating income decreased $5.1 million compared to the same period in 2005 due, in part, to lower earnings from KeySpan's investment in the Iroquois Gas Transmission System. In 2005, the Iroquois Gas Transmission System realized a benefit from a court settlement relating to a gas supply contract that was defaulted on by a counterparty in an earlier period. Further, a KeySpan subsidiary engaged in the transportation of liquefied natural gas realized lower earnings due to the warm weather during the two winter seasons in calendar year 2006. Finally, comparative equity earnings were adversely impacted by the sale of Premier Transmission Limited in March 2005.

Operating Income 2005 vs 2004

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

During the first quarter of 2004, KeySpan had an approximate 61% investment in certain midstream natural gas assets in Western Canada through KeySpan Canada. These assets included 14 processing plants and associated gathering systems that produced approximately 1.5 BCFe of natural gas daily and provided associated natural gas liquids fractionation. These operations were fully consolidated in KeySpan's Consolidated Financial Statements. On April 1, 2004, KeySpan and KeySpan Facilities Income Fund (the "Fund"), an open-ended income trust which previously owned a 39% interest in KeySpan Canada, consummated a transaction that reduced KeySpan's ownership interest in KeySpan Canada to 25%. The transaction resulted in a gain of $22.8 million ($10.1 million after-tax, or $0.06 per share). Effective April 1, 2004, KeySpan Canada's earnings and our ownership interest in KeySpan Canada were accounted for on the equity method of accounting.

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

For the twelve months ended December 31, 2005, operating income for this segment increased $54.4 million compared to the same period of 2004, reflecting non-cash impairment charges recorded in 2004 of $74.7 million. In 2004, KeySpan's wholly owned gas production and development subsidiaries that remained with KeySpan after the transaction with Houston Exploration, discussed below, recorded a non-cash impairment charge of $48.2 million to recognize the reduced valuation of proved reserves. (See Note 1 to the Consolidated Financial Statements "Summary of Significant Accounting Policies" Item F "Gas Production and Development Property - Depletion" for further information on this charge.) Further, as mentioned, in 2004 KeySpan recorded a pre-tax non-cash impairment charge of $26.5 million reflecting the difference between the anticipated cash proceeds from the sale of Premier compared to its carrying value.

Operating income for the twelve months ended December 31, 2004, also includes $16.5 million in earnings from KeySpan Canada. The remaining activities reflected a decrease in operating income of $3.8 million primarily due to the sale of real property in 2004.

Houston Exploration

Selected financial data and operating statistics for Houston Exploration for 2004 are set forth in the following table.

--------------------------------------------------------------------

                                                       Year Ended
(In Millions of Dollars)                          December 31, 2004
--------------------------------------------------------------------
Revenues                                                 $    268.1
Depletion and amortization expense                            104.6
Other operating expenses                                       45.7
Add: Equity Earnings                                           20.7
--------------------------------------------------------------------
Operating Income                                         $    138.5
--------------------------------------------------------------------

During  the  first  five  months of 2004,  our gas  production  and  development investments included a 55% equity interest in Houston Exploration, the operations of which were consolidated in KeySpan's Consolidated Financial Statements. On June 2, 2004, KeySpan exchanged 10.8 million shares of common stock of Houston Exploration for 100% of the stock of Seneca-Upshur, previously a wholly owned subsidiary of Houston Exploration. This transaction reduced our interest in Houston Exploration from 55% to 23.5%. Effective June 2, 2004, Houston Exploration's earnings and our ownership interest in Houston Exploration were accounted for on the equity method of accounting. KeySpan follows an accounting policy of income statement recognition for parent company gains or losses from common stock transactions initiated by its subsidiaries. As a result, this transaction resulted in a gain to KeySpan of $150.1 million. The deconsolidation of Houston Exploration required the recognition of certain deferred taxes on our remaining investment, resulting in a net deferred tax expense of $44.1 million. Therefore, the net gain on the share exchange less the deferred tax provision was $106 million, or $0.66 per share.

In November 2004, KeySpan sold its remaining 23.5% interest in Houston Exploration (6.6 million shares) and received cash proceeds of approximately $369 million. KeySpan recorded a pre-tax gain of $179.6 million which was reflected in other income and (deductions) on the Consolidated Statement of Income. The after-tax gain was $116.8 million or $0.73 per share.

Other Matters

In order to serve the anticipated market requirements in our New York service territories, KeySpan and Spectra Energy Corporation (formerly a part of Duke Energy Corporation) formed Islander East Pipeline Company, LLC ("Islander East") in 2000. Islander East is owned 50% by KeySpan and 50% by Spectra Energy Corporation, and was created to pursue the authorization and construction of an interstate pipeline from Connecticut, across Long Island Sound, to a terminus near Shoreham, Long Island. Applications for all necessary regulatory authorizations were filed in 2000 and 2001. Islander East has received a final certificate from the FERC and all necessary permits from the State of New York. The State of Connecticut denied Islander East's request for a consistency determination under the Coastal Zone Management Act ("CZMA") and application for a permit under Section 401 of the Clean Water Act. Islander East appealed the State of Connecticut's determination on the CZMA issue to the United States Department of Commerce which overrode Connecticut's denial and granted the CZMA authorization. The determination of the Secretary of Commerce was appealed to the United States District Court for the District of Columbia by the State of Connecticut and a decision from that court is pending. Following an appeal filed by Islander East, the Second Circuit Court of Appeals ruled on October 5, 2006 that, among other things, the Connecticut Department of Environmental Protection ("CTDEP") acted arbitrarily and capriciously in denying the Clean Water Act permit. The Court remanded the matter to CTDEP to either provide sufficient evidence to support the denial or otherwise take any action necessary in furtherance of the development of the project. In December 2006, the CTDEP issued an order again denying the Clean Water Act permit. Islander East filed a motion for review with the Second Circuit Court of Appeals, which is pending. KeySpan anticipates that this pipeline will be in service in late 2008. As of December 31, 2006, KeySpan's total capitalized costs associated with the siting and permitting of the Islander East pipeline were approximately $30.3 million.

As noted, KeySpan also owns a 26.25% ownership interest in the Millennium Pipeline Company LLC, the developer of the Millennium Pipeline project. The other partners in the Millennium Pipeline are Columbia Gas Transmission Corp. ("Columbia Transmission"), a unit of NiSource Incorporated and DTE Energy Company. The Millennium Pipeline project is anticipated to have the capacity to transport up to 525,000 DTH of natural gas a day from Corning to Ramapo, New York, interconnecting with the pipeline systems of various other utilities in New York. The project received a FERC certificate to construct, acquire and operate the facilities in 2002, subject to certain conditions. On August 1, 2005, the project filed an application to amend the FERC certificate requesting, among other things, authority to phase in over time the construction of the proposed pipeline system, approval of a reduction in capacity and maximum allowable operating pressure, minor route modifications, the addition of certain facilities and the acquisition of certain facilities from Columbia Transmission. In December 2006 the FERC issued an order granting the amended certificate. Additionally, Consolidated Edison, KEDLI and Columbia Transmission have each entered into amended precedent agreements to purchase capacity on the pipeline.

KEDLI has agreed to purchase 175,000 DTH per day from the Millennium Pipeline system, increasing to 200,000 DTH in the second year of the pipeline being in service. This will provide KEDLI with new, competitively priced supplies of natural gas from Canada and other North American supply basins. The conditions in the precedent agreements are subject to, among other things, the receipt of necessary regulatory approvals and financing. Millennium is in the process of securing all remaining environmental permits, financing and the finalization of certain agreements prior to actual construction. Subject to the receipt of remaining permits and financing, Millennium expects that the first phase of the project will be in service by November 2008. As of December 31, 2006, KeySpan's investment in the Millennium Pipeline project was $18.2 million

In 2005, KeySpan LNG entered into a precedent agreement with BG LNG Services, a subsidiary of British Gas, to provide liquefied natural gas terminalling service. KeySpan LNG proposed to upgrade the liquefied natural gas facility to accept marine deliveries and to triple vaporization (or regasification) capacity to provide these services. In June 2005, the FERC denied KeySpan LNG's application to expand the facility citing concerns that the proposed upgraded facility would not meet current federal new construction and safety standards. KeySpan sought a rehearing with FERC, and on January 20, 2006, the FERC denied such request, although the order provided that KeySpan LNG could file an amendment to its original application addressing a revised expansion project which would differ substantially from that originally proposed by KeySpan. Any amended application would need to include a detailed analysis of the new project scope, including upgrades to the existing facilities and alternative plans for any service disruptions that may be necessary during construction of a new expanded project. KeySpan has filed a petition for judicial review of the FERC order with the United States Circuit Court for the District of Columbia. The Court is expected to issue a decision affirming or vacating the FERC orders by the second quarter of 2007.

In addition to the proceeding at FERC, KeySpan LNG also is involved in seeking other required regulatory approvals and the resolution of certain litigation regarding such approvals. In February 2005, KeySpan LNG filed an action in Federal District Court in Rhode Island seeking a declaratory judgment that it is not required to obtain a "Category B Assent" from the State of Rhode Island and an injunction preventing the Rhode Island Coastal Resources Management Council ("CRMC") from enforcing the Category B assent requirements. In April 2005, the Rhode Island Attorney General also filed on behalf of the state a complaint against KeySpan LNG in Rhode Island State Superior Court raising substantially the same issues as the federal court action. KeySpan LNG removed that action to federal court and moved for summary judgment. The Court stayed the litigation pending resolution of the FERC appeal process discussed above. As of December 31, 2006, our investment in this project was $18.4 million, a portion of which may be subject to reimbursement from BG LNG pursuant to the terms of the precedent agreement.

ALLOCATED COSTS

We are subject to the jurisdiction of the FERC under PUHCA 2005. As part of the regulatory provisions of PUHCA 2005, the FERC regulates various transactions among affiliates within a holding company system. In accordance with regulations under PUHCA 2005 and regulations and policies of the New York State Public

Service Commission, the Massachusetts Department of Telecommunications and Energy and the New Hampshire Public Utility Commission, we established service companies that provide: (i) traditional corporate and administrative services;
(ii) gas and electric transmission and distribution system planning, marketing, and gas supply planning and procurement; and (iii) engineering and surveying services to subsidiaries. The operating income variation as reflected in "elimination and other" is due primarily to costs residing at KeySpan's holding company level such as incremental costs associated with the anticipated Merger with National Grid plc, as well as corporate advertising expenses. Also, KeySpan entered into confidential settlement agreements with certain of its insurance carriers for recovery of environmental costs associated with investigation and remediation of gas plant sites and non-utility sites. KeySpan recorded a $5.5 million benefit in its Consolidated Statement of Income for the twelve months ended December 31, 2006, associated with these settlement agreements.

The operating income variation between 2005 and 2004 was due primarily to costs residing at KeySpan's holding company level such as corporate advertising and strategic review costs. Further, in 2004 KeySpan reached a settlement with its insurance carriers regarding cost recovery for expenses incurred at a non-utility environmental site and recorded an $11.6 million gain from the settlement as a reduction to operating expenses.

LIQUIDITY

Cash flow from operations increased $655.3 million for the twelve months ended December 31, 2006 compared to the same period last year primarily due to favorable working capital requirements of approximately $520 million and lower income tax payments. The favorable working capital requirements were primarily driven by receipt of customer payments associated with the 2005 fourth quarter winter heating season gas sales and lower payments for inventory requirements. Outstanding accounts receivable balances associated with KeySpan's gas distribution activities at December 31, 2005 were unusually high due to strong gas sales in 2005 and high natural gas prices. The collection of these balances in 2006, and improved collection experience, resulted in a significant cash flow benefit to KeySpan. Further, due to the impact of the warm weather experienced during the two winter heating seasons in 2006, KeySpan purchased less natural gas in 2006 than it did 2005 to refill its inventory supplies. Also, the average unit price associated with gas purchased for inventory purposes was lower in 2006 compared to 2005. Both of these events had a favorable impact to KeySpan's cash flows in 2006.

Additionally, KeySpan's income tax payments were $23 million lower during the twelve months ended December 31, 2006, compared to the same period last year. In 2005, the IRS published new regulations related to the capitalization of costs of self-constructed property for income tax purposes that were detrimental to KeySpan. As a result, in 2006 KeySpan adopted a new tax methodology related to the capitalization of costs of self-constructed property that resulted in lower income tax payments in 2006 compared to 2005.

Cash flow from operations decreased $346.8 million, or 46%, for the twelve months ended December 31, 2005 compared to 2004, reflecting, in part, the absence of Houston Exploration and KeySpan Canada which combined contributed approximately $230 million to consolidated operating cash flow in 2004. It should be noted that in prior years, Houston Exploration funded its gas exploration and development activities, in part, from available cash flow from operations. In addition, due to the significant increase in natural gas prices in 2005, KeySpan's gas distribution utilities paid approximately $215 million more in 2005 compared to 2004 for the purchase of natural gas that was put in inventory. As noted previously, the current gas rate structure of each of our gas distribution utilities includes a gas adjustment clause, pursuant to which variations between actual gas costs incurred for sale to firm customers and gas costs billed to firm customers are deferred and refunded to or collected from customers in a subsequent period. Further, in 2005 the IRS published new regulations related to the capitalization of costs of self-constructed property for income tax purposes. As a result of these regulations, KeySpan incurred approximately $77 million in higher income tax payments for the twelve months ended December 31, 2005 compared to the same period in 2004. These adverse impacts to cash flow from operations were partially offset by lower interest payments and higher core earnings.

At December 31, 2006, we had cash and temporary cash investments of $210.9 million. During 2006, we repaid $572.6 million of commercial paper and, at December 31, 2006, $85.0 million of commercial paper was outstanding at a weighted-average annualized interest rate of 5.43%. We had the ability to borrow up to an additional $1.4 billion at December 31, 2006, under the terms of our credit facility.

KeySpan has two credit facilities which total $1.5 billion - $920 million available through 2010, and $580 million available through 2009 - which continue to support KeySpan's commercial paper program for ongoing working capital needs.

The fees for the facilities are based on KeySpan's current credit ratings and are increased or decreased based on a downgrading or upgrading of our ratings. The current annual facility fee is 0.07% based on our credit rating of A3 by Moody's Investor Services and A by Standard & Poor's for each facility. Both credit facilities allow KeySpan to borrow using several different types of loans; specifically, Eurodollar loans, ABR loans, or competitively bid loans. Eurodollar loans are based on the Eurodollar rate plus a margin that is tied to our applicable credit ratings. ABR loans are based on the higher of the Prime Rate, the base CD rate plus 1%, or the Federal Funds Effective Rate plus 0.5%. Competitive bid loans are based on bid results requested by KeySpan from the lenders. We do not anticipate borrowing against these facilities; however, if the credit rating on our commercial paper program were to be downgraded, it may be necessary to do so.

The facilities contain certain affirmative and negative operating covenants, including restrictions on KeySpan's ability to mortgage, pledge, encumber or otherwise subject its utility property to any lien, as well as certain financial covenants that require us to, among other things, maintain a consolidated indebtedness to consolidated capitalization ratio of no more than 65% as of the last day of any fiscal quarter. Violation of these covenants could result in the termination of the facilities and the required repayment of amounts borrowed thereunder, as well as possible cross defaults under other debt agreements. At December 31, 2006, KeySpan's consolidated indebtedness was 49.9% of its consolidated capitalization and KeySpan was in compliance with all covenants.

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

A substantial portion of consolidated revenues are derived from the operations of businesses within the Electric Services segment, that are largely dependent upon two large customers - LIPA and the NYISO. Accordingly, our cash flows are dependent upon the timely payment of amounts owed to us by these counterparties. (See the discussion under the caption "Electric Services - LIPA Agreements" for information regarding the proposed settlement between KeySpan and LIPA regarding the current contractual agreements.)

We satisfy our seasonal working capital requirements primarily through internally generated funds and the issuance of commercial paper. We believe that these sources of funds are sufficient to meet our seasonal working capital needs.

CAPITAL EXPENDITURES AND FINANCING

Construction Expenditures

The table below sets forth our construction expenditures by operating segment for the periods indicated:

--------------------------------------------------------------------------
                                                  Year Ended December 31,
(In Millions of Dollars)                          2006              2005
--------------------------------------------------------------------------
Gas Distribution                               $ 400.5            $ 410.3
Electric Services                                 78.9               88.8
Energy Investments                                18.7               22.6
Energy Services and other                         25.9               17.8
--------------------------------------------------------------------------
                                               $ 524.0            $ 539.5
--------------------------------------------------------------------------

Construction expenditures related to the Gas Distribution segment are primarily for the renewal, replacement and expansion of the distribution system. Construction expenditures for the Electric Services segment reflect costs to maintain our generating facilities.

Construction expenditures for 2007 are estimated to be approximately $570 million, including estimated expenditures for the Islander East and Millennium pipelines. KeySpan and its partners are currently evaluating various options for the financing of these projects. The amount of future construction expenditures is reviewed on an ongoing basis and can be affected by timing, scope and changes in investment opportunities.

Financing

In November 2006, KeySpan issued $400 million Senior Unsecured Notes at KEDNY and $100 million Senior Unsecured Notes at KEDLI pursuant to a private placement that was exempt from registration under the Securities Act of 1933. The Notes bear interest at a rate of 5.60% annually and mature in 2016. The net proceeds from the issuance of the Notes were used by KEDNY and KEDLI to refinance existing intercompany indebtedness and for general working capital purposes. KeySpan utilized a $125 million treasury lock, at 4.77%, to hedge the 5-year US Treasury component of the underlying notes and a $125 million treasury lock, at 4.82%, to hedge the 10-year US Treasury component of the underlying notes. These derivative instruments settled on October 25, 2006 at which time KeySpan paid $0.2 million to the counterparty to the contracts. The loss on the settlement of these contracts has been deferred for future collection from firm gas sales customers consistent with regulatory requirements.

KeySpan does not anticipate issuing permanent financing in 2007.

The following table represents the ratings of our long-term debt at December 31, 2006. During the fourth quarter of 2004 Standard & Poor's reaffirmed its ratings on KeySpan's and its subsidiaries' long-term debt and removed its negative outlook. Further in the second quarter of 2005, Fitch Ratings revised its ratings on KeySpan's and its subsidiaries' long-term debt to positive outlook. Moody's Investor Services, however, continues to maintain its negative outlook ratings on KeySpan's and its subsidiaries' long-term debt.

-------------------------------------------------------------------------------
                             Moody's Investor       Standard
                                 Services           & Poor's     FitchRatings
-------------------------------------------------------------------------------
KeySpan Corporation                 A3                  A             A-
KEDNY                               N/A                 A+            A+
KEDLI                               A2                  A+            A
Boston Gas                          A2                  A            N/A
Colonial Gas                        A2                  A+           N/A
KeySpan Generation                  A3                  A            N/A
-------------------------------------------------------------------------------

OFF-BALANCE SHEET ARRANGEMENTS

Guarantees

KeySpan had a number of financial guarantees with its subsidiaries at December 31, 2006. KeySpan has fully and unconditionally guaranteed: (i) $525 million of medium-term notes issued by KEDLI; (ii) the obligations of KeySpan Ravenswood, LLC, which is the lessee under the $425 million Master Lease associated with the Ravenswood Facility and the lessee under the $385 million sale/leaseback transaction for the Ravenswood Expansion including future decommission costs of $19 million; and (iii) the payment obligations of our subsidiaries related to $128 million of tax-exempt bonds issued through the Nassau County and Suffolk County Industrial Development Authorities for the construction of two electric-generation peaking facilities on Long Island. The medium-term notes, the Master Lease and the tax-exempt bonds are reflected on the Consolidated

Balance Sheet; the sale/leaseback obligation is not recorded on the Consolidated Balance Sheet. Further, KeySpan has guaranteed: (i) up to $65.2 million of surety bonds associated with certain construction projects currently being performed by former subsidiaries; (ii) certain supply contracts, margin accounts and purchase orders for certain subsidiaries in an aggregate amount of $64.6 million; and (iii) $80.3 million of subsidiary letters of credit. These guarantees are not recorded on the Consolidated Balance Sheet. KeySpan's guarantees on certain performance bonds relating to current construction projects of the discontinued mechanical contracting companies will remain in place throughout the construction period for these projects. KeySpan has received an indemnity bond issued by a third party to offset potential exposure related to a significant portion of the continuing guarantee. At this time, we have no reason to believe that our subsidiaries or former subsidiaries will default on their current obligations. However, we cannot predict when or if any defaults may take place or the impact such defaults may have on our consolidated results of operations, financial condition or cash flows. (See Note 7 to the Consolidated Financial Statements, "Contractual Obligations, Financial Guarantees and Contingencies" for additional information regarding KeySpan's guarantees, as well as Note 10 "Energy Services - Discontinued Operations" for additional information on the discontinued mechanical contracting companies.)

Contractual Obligations

KeySpan has certain contractual obligations related to its outstanding long-term debt, outstanding credit facility borrowings, outstanding commercial paper borrowings, various leases, and demand charges associated with certain commodity purchases. KeySpan's outstanding short-term and long-term debt issuances are explained in more detail in Note 6 to the Consolidated Financial Statements "Long-Term Debt and Commercial Paper." KeySpan's leases, as well as its demand charges are more fully detailed in Note 7 to the Consolidated Financial Statements "Contractual Obligations, Financial Guarantees and Contingencies." The table below reflects maturity schedules for KeySpan's contractual obligations at December 31, 2006. Included in the table is the long-term debt that has been consolidated as part of the variable interest entity associated with the Ravenswood Master Lease.

---------------------------------------------------------------------------------------------------
 (In Millions of Dollars)
 Contractual Obligations                Total          1 - 3 Years     4 - 5 Years    After 5 Years
---------------------------------------------------------------------------------------------------
 Long-term Debt                       $ 4,422.9       $   717.3       $ 1,130.0          $ 2,575.6
 Capital Leases                             9.8             3.4             2.6                3.8
 Operating Leases                         549.8           215.1           133.1              201.6
 Master Lease Payments                     71.2            71.2               -                  -
 Sale/Leaseback Arrangement               549.1            92.0            78.7              378.4
 Interest Payments                      2,940.7           731.8           350.7            1,858.2
 Demand Charges                           449.0           449.0               -                  -
---------------------------------------------------------------------------------------------------
 Total Contractual
     Cash Obligations                 $ 8,992.5       $ 2,279.8       $ 1,695.1          $ 5,017.6
---------------------------------------------------------------------------------------------------
 Commercial Paper                        $ 85.0       Revolving
---------------------------------------------------------------------------------------------------

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

Valuation of Goodwill

KeySpan records goodwill on purchase transactions, representing the excess of acquisition cost over the fair value of net assets acquired. In testing for goodwill impairment under Statement of Financial Accounting Standard ("SFAS") 142 "Goodwill and Other Intangible Assets," significant reliance is placed upon a number of estimates regarding future performance that require broad assumptions and significant judgment by management. A change in the fair value of our investments could cause a significant change in the carrying value of goodwill. The assumptions used to measure the fair value of our investments are the same as those used by us to prepare annual operating segment and consolidated earnings and cash flow forecasts. In addition, these assumptions are used to set annual budgetary guidelines.

As prescribed in SFAS 142, KeySpan is required to compare the fair value of a reporting unit to its carrying amount, including goodwill. This evaluation is required to be performed at least annually, unless facts and circumstances indicate that the evaluation should be performed at an interim period during the year. At December 31, 2006, KeySpan had $1.7 billion of recorded goodwill and has concluded that the fair value of the business units that have recorded goodwill exceed their carrying value.

As noted previously, during 2004, KeySpan conducted an evaluation of the carrying value of goodwill recorded in its Energy Services segment. As a result of this evaluation, KeySpan recorded a non-cash goodwill impairment charge of $108.3 million ($80.3 million after tax, or $0.50 per share) in 2004. This charge was recorded as follows: (i) $14.4 million as an operating expense on the Consolidated Statement of Income reflecting the write-down of goodwill on the Energy Services segment's continuing operations; and (ii) $93.9 million as discontinued operations reflecting the impairment on the mechanical contracting companies. (See Note 10 to the Consolidated Financial Statements "Energy Services-Discontinued Operations" for further details.)

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

Four of our six regulated gas utilities (KEDNY, KEDLI, Boston Gas and EnergyNorth Natural Gas Inc.) are subject to the provisions of SFAS 71, "Accounting for the Effects of Certain Types of Regulation." This statement recognizes the actions of regulators, through the ratemaking process, to create future economic benefits and obligations affecting rate-regulated companies.

In separate  orders issued by the MADTE  relating to the  acquisition by Eastern
Enterprises of Colonial Gas Company and Essex Gas Company, the base rates charged by these companies have been frozen at their current levels for a ten-year period ending 2009 and 2008 respectively. Due to the length of these base rate freezes, Colonial Gas Company and Essex Gas Company had previously discontinued the application of SFAS 71.

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

In the event that regulation significantly changes the opportunity for us to recover costs in the future, all or a portion of our regulated operations may no longer meet the criteria for the application of SFAS 71. In that event, a write-down of our existing regulatory assets and liabilities could result. If we were unable to continue to apply the provisions of SFAS 71 for any of our rate regulated subsidiaries, we would apply the provisions of SFAS 101 "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71." We estimate that the write-off of our net regulatory assets at December 31, 2006, before consideration of removal cost recovered, could result in a charge to net income of approximately $630.4 million or $3.60 per share, which would be classified as an extraordinary item. In management's opinion, our regulated subsidiaries that currently are subject to the provisions of SFAS 71 will continue to be subject to SFAS 71 for the foreseeable future.

As is further discussed under the caption "Regulation and Rate Matters," in October 2003 the MADTE rendered its decision on the Boston Gas base rate case and Performance Based Rate Plan proposal submitted to the MADTE in April 2003. The rate plans previously in effect for KEDNY and KEDLI have expired and the rates established in those plans remain in effect. EnergyNorth Natural Gas Inc.'s base rates continue as set by the NHPUC in 1993. The continued application of SFAS 71 to record the activities of these subsidiaries is contingent upon the actions of regulators with regard to future rate plans. As part of its application for approval of the KeySpan / National Grid plc Merger, KeySpan has filed proposed rate plans for KEDNY and KEDLI with the NYPSC. In addition, individual applications for a proposed annual increase in revenues for KEDNY and KEDLI were filed. The ultimate resolution of any future rate plans could have a significant impact on the application of SFAS 71 to these entities and, accordingly, on our financial position, results of operations and cash flows. However, management believes that currently available facts support the continued application of SFAS 71 and that all regulatory assets and liabilities are recoverable or refundable through the regulatory environment.

Pension and Other Postretirement Benefits

As discussed in Note 4 to the Consolidated Financial Statements, "Postretirement Benefits," KeySpan participates in both non-contributory defined benefit pension plans, as well as other post-retirement benefit ("OPEB") plans (collectively "postretirement plans"). KeySpan's reported costs of providing pension and OPEB benefits are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience. Pension and OPEB costs (collectively "postretirement costs") are impacted by actual employee demographics, the level of contributions made to the plans, earnings on plan assets, and health care cost trends. Changes made to the provisions of these plans may also impact current and future postretirement costs. Postretirement costs may also be significantly affected by changes in key actuarial assumptions, including, anticipated rates of return on plan assets and the discount rates used in determining the postretirement costs and benefit obligations. Actual results that differ from our expected results are amortized to expense over ten years.

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

For 2006, the assumed long-term rate of return on our postretirement plans' assets was 8.5% (pre-tax), net of expenses. This is an appropriate long-term expected rate of return on assets based on KeySpan's investment strategy, asset allocation and the historical performance of equity and fixed income investments over long periods of time. The actual 10 year compound annual rate of return for the KeySpan Plans is greater than 8.5%.

KeySpan's master trust investment allocation policy target is 70% equity and 30% fixed income. At December 31, 2006, the actual investment allocation was in line with the target. In an effort to maximize plan performance, actual asset allocation will fluctuate from year to year depending on the then current economic environment.

Based on the results of an asset and liability study projecting asset returns and expected benefit payments over a 10-year period, KeySpan has developed a multiyear funding strategy for its postretirement plans. KeySpan believes that it is reasonable to assume assets can achieve or outperform the assumed long-term rate of return with the target allocation as a result of historical performance of equity investments over long-term periods.

A 25 basis point increase or decrease in the assumed long-term rate of return on plan assets would have impacted 2006 expense by approximately $6 million, before deferrals.

The year-end December 31, 2006 assumed discount rate used to determine postretirement obligations was 6.00%. Our discount rate assumption is based upon the Citigroup above-median pension discount curve. A 25 basis point increase or decrease in the assumed year-end discount rate would have had no impact on 2006 expense. A year-end discount rate of 5.75% would have required an additional $144 million increase to the pension and other postretirement reserve balance and a debit to accumulated other comprehensive income before taxes and deferrals.

At January 1, 2006, the assumed discount rate used to determine postretirement obligations was 5.75%. A 25 basis point increase or decrease in the assumed discount rate at the beginning of the year would have impacted 2006 expense by approximately $16 million, before deferrals.

Our health care cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. The salary growth assumptions reflect our long-term outlook.

Historically, we have funded our qualified pension plans in excess of the amount required to satisfy minimum ERISA funding requirements. At December 31, 2006, we had a funding credit balance in excess of the ERISA minimum funding requirements and as a result KeySpan was not required to make any contributions to its qualified pension plans in 2006. Although the KeySpan qualified pension and other postretirement plans were not required to make a contribution in 2006, the pension plans are under-funded on a projected benefit obligation basis. During 2006, KeySpan contributed $131 million to its postretirement plans.

The Pension Protection Act of 2006 was passed in August 2006 and provided a comprehensive overhaul of pension funding rules. KeySpan will implement several pension plan changes effective January 2008 based on the new requirements. During 2006, KeySpan performed a stochastic projection analyses of its pension plan's assets and liabilities and concluded, at the 50% percentile, that its current funding policy is sufficient for existing ERISA rules and will meet the requirements of the Pension Protection Act of 2006 for approximately the next ten years.

For 2007, KeySpan expects to contribute approximately $131 million to its funded and under funded post-retirement plans. Future funding requirements are heavily dependent on actual return on plan assets and prevailing interest rates.

Valuation of Derivative Instruments

We employ derivative instruments to hedge a portion of our exposure to commodity price risk and interest rate risk, to partially hedge the cash flow variability associated with our electric energy sales from the Ravenswood Generation Station, as well as to economically hedge certain other commodity exposures.

For those derivative instruments designated as cash flow hedges, changes in the market value are recorded in accumulated other comprehensive income, (in line with effectiveness measurements) and are not recorded through earnings until the derivative positions are settled. With respect to those derivative instruments that are not designated as hedging instruments, such derivatives are accounted for on the Consolidated Balance Sheet at fair value, with all changes in fair value reported in earnings.

When available, quoted market prices are used to record a contract's fair value. However, market values for certain derivative contracts may not be readily available or determinable. A number of our commodity related derivative instruments are exchange traded and, accordingly, fair value measurements are based on available quotes. Additionally, we use market quoted forward prices for commodities that are not exchange traded, such as No. 6 grade fuel oil and electric power swaps. The fair value of our electric capacity hedge is based on published NYISO capacity bidding prices. Further, if no active market exists for a commodity, fair values may be based on pricing models.

SFAS 133 establishes criteria that must be satisfied in order for forward contracts for the physical delivery of commodities to qualify for the normal purchases and sales exception. Those contracts that qualify for the normal purchase and sale exception, and where the exception has been elected, are not recognized in the financial statements until settlement. The distinguishing characteristics between contracts that qualify for the normal purchases and sales exception and those that do not are, at times, subjective and require judgment.

All fair value measurements, whether calculated using available quotes or other valuation techniques, are subjective and subject to fluctuations in commodity prices, interest rates and overall economic market conditions and, as a result, our fair value measurements may not be precise and can fluctuate significantly from period to period.

DIVIDENDS

KeySpan's annual dividend rate for 2007 is $1.90 per common share. Our dividend framework is reviewed annually by the Board of Directors. The amount and timing of all dividend payments is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial conditions and other factors. Based on currently foreseeable market conditions, we intend to maintain the annual dividend at the $1.90 level.

Pursuant to NYPSC orders, the ability of KEDNY and KEDLI to pay dividends to KeySpan is conditioned upon maintenance of a utility capital structure with debt not exceeding 55% and 58%, respectively, of total utility capitalization. In addition, the level of dividends paid by both utilities may not be increased from current levels if a 40 basis point penalty is incurred under the customer service performance program. At the end of KEDNY's and KEDLI's most recent rate years (September 30, 2006 and November 30, 2006, respectively), each company was in compliance with the utility capital structure required by the NYPSC. Additionally, we have met the requisite customer service performance standards.

REGULATION AND RATE MATTERS

Gas Distribution

On September 30, 2002, KEDNY's rate agreement with the NYPSC expired. Under the terms of the agreement, the then current gas distribution rates and all other provisions, including the earnings sharing provision (at a 13.25% return on equity), remain in effect until changed by the NYPSC. Under the agreement, KEDNY is subject to an earnings sharing provision pursuant to which it is required to credit firm customers with 60% of any utility earnings up to 100 basis points above a 13.25% return on equity (other than any earnings associated with discrete incentives) and 50% of any utility earnings in excess of 100 basis points above such threshold level. KEDNY did not earn above a 13.25% return on equity in its rate year ended September 30, 2006.

On November 30, 2000, KEDLI's rate agreement with the NYPSC expired. Under the terms of the agreement, the then current gas distribution rates and all other provisions, including the earnings sharing provision, remain in effect until changed by the NYPSC. Under the agreement, KEDLI is subject to an earnings sharing provision pursuant to which it is required to credit to firm customers 60% of any utility earnings for any rate year ended November 30, up to 100 basis points above a return on equity of 11.10% and 50% of any utility earnings in excess of a return on equity of 12.10%. KEDLI did not earn above an 11.10% return on equity in its rate year ended November 30, 2006.

KeySpan has recently filed proposed rate plans for KEDNY and KEDLI with the NYPSC as part of its application for approval of the KeySpan / National Grid plc Merger, as well as individual applications for a proposed annual increase in revenues for KEDNY and KEDLI. See the "Introduction to the Notes to the Consolidated Financial Statements" for additional details on the filings.

Boston Gas, Colonial Gas and Essex Gas operations are subject to Massachusetts' statutes applicable to gas utilities. Rates for gas sales and transportation service, distribution safety practices, issuance of securities and affiliate transactions are regulated by the MADTE.

Effective November 1, 2003, the MADTE approved a $25.9 million increase in base revenues for Boston Gas with an allowed return on equity of 10.2% reflecting an equal balance of debt and equity. On January 27, 2004, the MADTE issued its order on Boston Gas Company's Motion for Recalculation, Reconsideration and Clarification that granted an additional $1.1 million in base revenues, for a total of $27 million. The MADTE also approved a Performance Based Rate Plan (the "Plan") for up to ten years. On November 1, 2006, the MADTE approved a base rate increase of $8.6 million under the Plan. In addition, an increase of $2.7 million in the local distribution adjustment clause was approved to recover pension and other postretirement costs. The MADTE also approved a true-up mechanism for pension and other postretirement benefit costs under which variations between actual pension and other postretirement benefit costs and amounts used to establish rates are deferred and collected from or refunded to customers in subsequent periods. This true-up mechanism allows for carrying charges on deferred assets and liabilities at the Boston Gas weighted-average cost of capital.

In connection with the Eastern Enterprises acquisition of Colonial Gas in 1999, the MADTE approved a merger and rate plan that resulted in a ten year freeze of base rates to Colonial Gas firm customers. The base rate freeze is subject only to certain exogenous factors, such as changes in tax laws, accounting changes, or regulatory, judicial, or legislative changes. Due to the length of the base rate freeze, Colonial Gas discontinued its application of SFAS 71. Essex Gas is also under a ten-year base rate freeze and has also discontinued its application of SFAS 71. EnergyNorth Natural Gas Inc.'s base rates continue as set by the NHPUC in 1993.

In December 2005, Boston Gas received a MADTE order permitting regulatory recovery of the 2004 gas cost component of bad debt write-offs. This was approved for full recovery as an exogenous cost effective November 1, 2005. In addition, effective January 1, 2006, Boston Gas was permitted to fully recover the gas cost component of bad debt write-offs through its cost-of-gas adjustment clause rather than filing for recovery as an exogenous cost. Both of these favorable recovery mechanisms were reflected in our December 31, 2005 Allowance for Doubtful Accounts reserve requirement and related expense. On October 31, 2006, the MADTE granted Boston Gas recovery of $12 million of the 2005 gas cost component of bad debt write-offs from Boston Gas ratepayers beginning November 1, 2006. This amount is being recovered through the cost-of-gas adjustment clause.

Electric Rate Matters

KeySpan sells to LIPA all of the capacity and, to the extent requested, energy conversion services from our existing Long Island based oil and gas-fired generating plants. Sales of capacity and energy conversion services are made under rates approved by the FERC in accordance with the PSA entered into between KeySpan and LIPA in 1998. The original FERC approved rates, which had been in effect since May 1998, expired on December 31, 2003. On October 1, 2004 the FERC approved a settlement reached between KeySpan and LIPA to reset rates effective January 1, 2004. Under the new agreement, KeySpan's rates reflect a cost of equity of 9.5%. The FERC approved updated operating and maintenance expense levels and recovery of certain other costs as agreed to by the parties.

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

The Energy Policy Act of 2005 and the Public Utility Holding Company Acts of 1935 and 2005

In August 2005, the Energy Policy Act of 2005 (the "Energy Act") was enacted by Congress and signed into law by the President of the United Sates of America. The Energy Act is a broad based energy bill that places an increased emphasis on the production of energy and promotes the development of new technologies and alternative energy sources by providing tax credits to companies that produce natural gas, oil, coal, electricity and renewable energy. For KeySpan, one of the more significant provisions of the Energy Act was the repeal of PUHCA 1935, effective February 8, 2006, and the transfer of certain holding company oversight from the SEC to FERC pursuant to PUHCA 2005.

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

Electric Services - LIPA Agreements

LIPA is a corporate municipal instrumentality and a political subdivision of the State of New York. On May 28, 1998, certain of LILCO's business units were merged with KeySpan and LILCO's common stock and remaining assets were acquired by LIPA. At the time of this transaction, KeySpan and LIPA entered into three major long-term service agreements that (i) provide to LIPA all operation, maintenance and construction services and significant administrative services relating to the Long Island electric transmission and distribution system ("T&D System") pursuant to the Management Services Agreement (the "1998 MSA"); (ii) supply LIPA with electric generating capacity, energy conversion and ancillary services from our Long Island generating units pursuant to the Power Supply Agreement (the "1998 PSA") and other long-term agreements through which we provide LIPA with approximately one half of its customers' energy needs; and
(iii) manage all aspects of the fuel supply for our Long Island generating facilities, as well as all aspects of the capacity and energy owned by or under contract to LIPA pursuant to the Energy Management Agreement (the "1998 EMA"). We also purchase energy, capacity and ancillary services in the open market on LIPA's behalf under the 1998 EMA. The 1998 MSA, 1998 PSA and 1998 EMA all became effective on May 28, 1998 and are collectively referred to as the 1998 LIPA Agreements.

On February 1, 2006, KeySpan and LIPA entered into (i) an amended and restated Management Services Agreement (the "2006 MSA"), pursuant to which KeySpan will continue to operate and maintain the electric T&D System owned by LIPA on Long Island; (ii) a new Option and Purchase and Sale Agreement (the "2006 Option Agreement"), to replace the Generation Purchase Rights Agreement (as amended, the "GPRA"), pursuant to which LIPA had the option, through December 15, 2005, to acquire substantially all of the electric generating facilities owned by KeySpan on Long Island; and (iii) a Settlement Agreement (the "2006 Settlement Agreement") resolving outstanding issues between the parties regarding the 1998 LIPA Agreements. The 2006 MSA, the 2006 Option Agreement and the 2006 Settlement Agreement are collectively referred to herein as the "2006 LIPA Agreements". Each of the 2006 LIPA Agreements will become effective as of January 1, 2006 upon all of the 2006 LIPA Agreements receiving the required governmental approvals; otherwise none of the 2006 LIPA Agreements will become effective. The 2006 LIPA Agreements will become effective following approval by the New York State Comptroller's Office and the New York State Attorney General.

2006 Settlement Agreement. Pursuant to the terms of the 2006 Settlement Agreement, KeySpan and LIPA agreed to resolve issues that have existed between the parties relating to the various 1998 LIPA Agreements. In addition to the resolution of these matters, KeySpan's entitlement to utilize LILCO's available tax credits and other tax attributes will increase from approximately $50 million to approximately $200 million. These credits and attributes may be used to satisfy KeySpan's previously incurred indemnity obligation to LIPA for any federal income tax liability that results from the recent settlement with the IRS regarding the audit of LILCO's tax returns for the years ended December 31, 1996 through March 31, 1999. On October 30, 2006, the IRS submitted the settlement provisions of the recently concluded IRS audit to the Joint Committee on Taxation for approval. Key provisions of the settlement included the resolution of the tax basis of assets transferred to KeySpan at the time of the KeySpan/LILCO merger, the tax deductibility of certain merger related costs and the tax deductibility of certain environmental expenditures. The settlement enabled KeySpan to utilize 100% of the available tax credits. (See Note 3 to the Consolidated Financial Statements "Income Taxes" for additional information of the settlement.) In recognition of these items, as well as for the modification and extension of the 1998 MSA and the amendments to the GPRA, upon effectiveness of the 2006 Settlement Agreement, KeySpan will record a contractual asset in the amount of approximately $160 million, of which approximately $110 million will be attributed to the right to utilize such additional credits and attributes and approximately $50 million will be amortized over the eight year term of the 2006 MSA. In order to compensate LIPA for the foregoing, KeySpan will pay LIPA $69 million in cash and will settle certain accounts receivable in the amount of approximately $90 million due from LIPA.

Generation Purchase Rights Agreement and 2006 Option Agreement. Under the amended GPRA, LIPA had the right to acquire certain of KeySpan's Long Island-based generating assets formerly owned by LILCO at fair market value at the time of the exercise of such right. LIPA was initially required to make a determination by May 2005, but KeySpan and LIPA agreed to extend the date by which LIPA was to make this determination to December 15, 2005. As part of the 2006 settlement between KeySpan and LIPA, the parties entered into the 2006 Option Agreement whereby LIPA had the option during the period January 1, 2006 to December 31, 2006 to purchase only KeySpan's Far Rockaway and/or E.F. Barrett Generating Stations (and certain related assets) at a price equal to the net book value of each facility. In December 2006, KeySpan and LIPA entered into an amendment to the 2006 Option Agreement whereby the parties agreed to extend the expiration of the option period to the later of (i) December 31, 2007 or (ii) 180 days following the effective date of the 2006 Option Agreement. The 2006 Option Agreement replaces the GPRA, the expiration of which has been stayed pending effectiveness of the 2006 LIPA Agreements. In the event such agreements do not become effective by reason of failure to secure any of the requisite governmental approvals, the GPRA will be reinstated for a period of 90 days from the date such approval is denied. If LIPA were to exercise the option and purchase one or both of the generation facilities then: (i) LIPA and KeySpan will enter into an operation and maintenance agreement, pursuant to which KeySpan will continue to operate these facilities through May 28, 2013 for a fixed management fee plus reimbursement for certain costs and (ii) the 1998 PSA and 1998 EMA will be amended to reflect that the purchased generating facilities would no longer be covered by those agreements. It is anticipated that the fees received pursuant to the operation and maintenance agreement will offset the reduction in the operation and maintenance expense recovery component of the 1998 PSA and the reduction in fees under the 1998 EMA.

Management Services Agreements. Pursuant to the 1998 MSA, KeySpan manages the day-to-day operations, maintenance and capital improvements of the T&D System. When originally executed, the 1998 MSA had a term expiring on May 28, 2006. In 2002, in connection with an extension of the GPRA term, the 1998 MSA was extended for 31 months through 2008. As a result of the recent negotiations and settlement between KeySpan and LIPA discussed above, the parties entered into the 2006 MSA.

In place of the previous compensation structure (whereby KeySpan was reimbursed for budgeted costs, and earned a management fee and certain performance and cost-based incentives), KeySpan's compensation for managing the T&D System under the 2006 MSA consists of two components: a minimum compensation component of $224 million per year and a variable component based on electric sales. The $224 million component will remain unchanged for three years and then increase annually by 1.7% plus inflation. The variable component, which will comprise no more than 20% of KeySpan's compensation, is based on electric sales on Long Island exceeding a base amount of 16,558 gigawatt hours, increasing by 1.7% in each year. Above that level, KeySpan will receive approximately 1.34 cents per kilowatt hour for the first contract year, 1.29 cents per kilowatt hour in the second contract year (plus an annual inflation adjustment), 1.24 cents per kilowatt hour in the third contract year (plus an annual inflation adjustment), with the per kilowatt hour rate thereafter adjusted annually by inflation. Subject to certain limitations, KeySpan will be able to retain all operational efficiencies realized during the term of the 2006 MSA.

LIPA will continue to reimburse KeySpan for certain expenditures incurred in connection with the operation and maintenance of the T&D System, and other payments made on behalf of LIPA, including: real property and other T&D System taxes, return postage, capital construction expenditures, conservation expenditures and storm costs.

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

In the event LIPA sells the T&D System to a private entity during the term of the 2006 MSA, LIPA shall have the right to terminate the 2006 MSA, provided that LIPA will be required to pay KeySpan's reasonable transition costs and a termination fee of (a) $28 million if the termination date occurs on or before December 31, 2009, and (b) $20 million if the termination date occurs after December 31, 2009.

Upon approval, the 2006 LIPA Agreements will be effective retroactive to January 1, 2006. KeySpan's reported operating income and net income for 2006, under the 2006 MSA, are substantially the same as they would have been if the terms and provisions of the 1998 MSA had continued to be applied. At this point in time, KeySpan is unable to estimate what the impact would be to its results of operations, financial position and cash flows if the 2006 LIPA Agreements do not become fully effective.

Power Supply Agreements. KeySpan sells to LIPA all of the capacity and, to the extent requested, energy conversion services from our existing Long Island based oil and gas-fired generating plants. Sales of capacity and energy conversion services are made under rates approved by the FERC. Since October 1, 2004, pursuant to a FERC approved settlement, the rates reflect a cost of equity of 9.5%. The FERC also approved updated operating and maintenance expense levels and KeySpan's recovery of certain other costs as agreed to by the parties. Rates charged to LIPA include a fixed and variable component. The variable component is billed to LIPA on a monthly per megawatt hour basis and is dependent on the number of megawatt hours dispatched. LIPA has no obligation to purchase energy conversion services from KeySpan and is able to purchase energy or energy conversion services on a least-cost basis from all available sources consistent with existing interconnection limitations of the T&D System. The 1998 PSA provides incentives and penalties that can total $4 million annually for the maintenance of the output capability and the efficiency of the generating facilities. In 2006, we earned $4.0 million in incentives under this agreement.

The 1998 PSA has a term of fifteen years through May 2013, with LIPA having the option to renew the 1998 PSA for an additional fifteen year term. If the 2006 LIPA Agreements receive the requisite governmental approvals and become effective and if LIPA exercises its rights under the 2006 Option Agreement to purchase the two generating plants, then LIPA and KeySpan will enter into an operation and maintenance agreement, pursuant to which KeySpan will continue to operate these facilities for a fixed management fee plus reimbursement for certain costs; and the 1998 PSA will be amended to reflect that the purchased generating facilities would no longer be covered by the 1998 PSA. It is anticipated that the fees received pursuant to the operation and maintenance agreement will offset the reduction in the operation and maintenance expense recovery component of the 1998 PSA.

Energy Management Agreement. The 1998 EMA provides for KeySpan to procure and manage fuel supplies on behalf of LIPA to fuel the generating facilities under contract to it and perform off-system capacity and energy purchases on a least-cost basis to meet LIPA's needs. In exchange for these services we earn an annual fee of $1.5 million. In addition, we arrange for off-system sales on behalf of LIPA of excess output from the generating facilities and other power supplies either owned or under contract to LIPA. LIPA is entitled to two-thirds of the profit from any off-system energy sales. In addition, the 1998 EMA provides incentives and penalties that can total $5 million annually for performance related to fuel purchases and off-system power purchases. In 2006, we earned EMA incentives in an aggregate of $5.0 million.

The original term for the fuel supply service is fifteen years, expiring May 28, 2013, and the original term for the power supply management services described was eight years, which expired on May 28, 2006. In March 2005, LIPA issued a Request for Proposal ("RFP") for system power supply management services beginning May 29, 2006 and fuel management services for certain of its peaking generating units beginning January 1, 2006. KeySpan submitted a bid in response to this RFP in April 2005. LIPA has not yet selected a service provider.

In 2005, the EMA was amended to extend the term for power supply management services through December 31, 2006 and thereafter on a month-to-month basis, unless terminated by LIPA on sixty days notice, but in no event later than December 31, 2007.

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

Power Purchase Agreements. KeySpan-Glenwood Energy Center, LLC and KeySpan-Port Jefferson Energy Center LLC each have 25 year power purchase agreements with LIPA expiring in 2027 (the "2002 LIPA PPAs"). Under the terms of the 2002 LIPA PPAs, these subsidiaries sell capacity, energy conversion services and ancillary services to LIPA. Each plant is designed to produce 79.9 MW. Pursuant to the 2002 LIPA PPAs, LIPA pays a monthly capacity fee, which guarantees full recovery of each plant's construction costs, as well as an appropriate rate of return on investment.

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

Other Contingencies

In 2005, LIPA completed its strategic review initiative that it had undertaken in connection with, among other reasons, its option under the Generation Purchase Rights Agreement with KeySpan. As part of its review, LIPA engaged a team of advisors and consultants, held public hearings and explored its strategic options, including continuing its existing operations, municipalizing, privatizing, selling some, but not all of its assets, becoming a regulator of rates and services, or merging with one or more utilities. Upon completion of its strategic review, LIPA determined that it would continue its existing operations and entered into the renegotiated 2006 LIPA Agreements that were discussed above. Following the announcement of the proposed acquisition of KeySpan by National Grid plc, LIPA, National Grid plc and KeySpan have engaged in discussions concerning the impact of the transaction on LIPA's operations. At this time, we are unable to determine what impact, if any, such discussions may have on the 2006 LIPA Agreements and the receipt and timing of governmental approvals relating thereto.

Pursuant to indemnity obligations contained in the LILCO / KeySpan Merger Agreement, KeySpan had been in discussions with the IRS with regard to LILCO's tax returns for the tax years ended December 31, 1996 through March 31, 1999, and KeySpan's and the Brooklyn Union Gas Company's tax returns for the years ended September 30, 1997 through December 31, 1998. All outstanding issues were resolved in 2006. The IRS submitted the case to the Joint Committee on Taxation on October 30, 2006 for final approval. Additionally, the IRS recently commenced the examination of KeySpan's tax returns for the years ended 2002 and 2003. At this time, we cannot predict the result of these audits. (See Note 3 to the Consolidated Financial Statements "Income Taxes" for additional information.)

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

We estimate that the remaining cost of our MGP related environmental cleanup activities, including costs associated with the Ravenswood Generating Station, will be approximately $361.1 million and we have recorded a related liability for such amount. We have also recorded an additional $11.4 million liability, representing the estimated environmental cleanup costs related to a former coal tar processing facility. As of December 31, 2006, we have expended a total of $225.3 million on environmental investigation and remediation activities. (See
Note 7 to the Consolidated Financial Statements, "Contractual Obligations, Guarantees and Contingencies" for a further explanation of these matters.)

MARKET AND CREDIT RISK MANAGEMENT ACTIVITIES

Market Risk. KeySpan is exposed to market risk arising from potential changes in one or more market variables, such as energy commodity prices, interest rates, volumetric risk due to weather or other variables. Such risk includes any or all changes in value whether caused by commodity positions, asset ownership, business or contractual obligations, debt covenants, exposure concentration, currency, weather, and other factors regardless of accounting method. We manage our exposure to changes in market prices using various risk management techniques for non-trading purposes, including hedging through the use of derivative instruments, both exchange-traded and over-the-counter contracts, purchase of insurance and execution of other contractual arrangements.

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

Credit Risk. KeySpan is exposed to credit risk arising from the potential that our counterparties fail to perform on their contractual obligations. Our credit exposures are created primarily through the sale of gas and transportation services to residential, commercial, electric generation, and industrial customers and the provision of retail access services to gas marketers, by our regulated gas businesses; the sale of commodities and services to LIPA and the NYISO; the sale of power and services to our retail customers by our unregulated energy service businesses; entering into financial and energy derivative contracts with energy marketing companies and financial institutions; and the sale of gas, oil and processing services to energy marketing and oil and gas production companies.

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

REGULATORY ISSUES AND THE COMPETITIVE ENVIRONMENT

We are subject to various other risk exposures and uncertainties associated with our gas and electric operations. Set forth below is a description of these exposures.

The Gas Industry

New York and Long Island
------------------------

For the last several years, the NYPSC has been monitoring the progress of competition in the energy market. Based upon its findings of the current market and its stated desire to move toward fully competitive markets, the NYPSC, in August 2004, issued companion policy statements regarding its vision for the future of competitive markets and guidelines for separately stating the cost of competitive services currently performed by New York utilities. In the first of these policy statements the NYPSC provided its vision for the future of competitive markets and required, among other items, that utilities' future rate filings must include plans for facilitating customer migration to competitive markets and fully embedded cost of service studies that develop unbundled rates for the utilities' delivery service and all potentially competitive services.

The NYPSC's second policy statement of August 2004 addressed the means by which New York utilities should state separately, or "unbundle," the costs of competitive and potentially competitive services currently performed by utilities from the cost of providing local distribution service. The objective of unbundling is to facilitate competition by providing customers with information as to savings available from purchasing competitive services from third-party providers, and to credit the customer's utility bill for the cost of unbundled services when they migrate to competitive suppliers. In its unbundling policy statement, the NYPSC directed utilities to file with their next base rate proceedings updated cost studies for unbundled competitive services that, once approved by the NYPSC, would replace existing backout credits for these services established in prior proceedings. The NYPSC also asked utilities to file with the unbundled cost studies a lost revenue recovery mechanism that would permit the utility to recover revenue associated with the difference between the cost the utility is able to avoid when a customer migrates to a competitive service provider and the unbundled rate for that service credited to the customer's bill.

In their individual rate cases filed on October 3, 2006, KEDNY and KEDLI filed proposed new unbundled rates. The proposed unbundled supply rates were $0.58/dth and $0.22/dth for KEDNY and KEDLI, respectively, which would replace their current supply function backout credits of $0.21/dth and $0.19/dth. The proposed unbundled billing and payment processing rates are $0.76 per account, per month and $0.65 per account, per month for KEDNY and KEDLI, respectively, which would replace their current billing backout credits, both of which are set at $0.78 per account, per month. Pursuant to a May 2001 Order of the NYSPSC, customers that purchase commodity service from third-party providers and receive a consolidated bill from the utility receive a credit on their utility bills for the unbundled billing rate. The utility then invoices the third-party commodity provider for the billing service at the same unbundled billing rate credited to the customer's utility bill, which eliminates the risk of lost revenue. In contrast, there is a risk of lost revenue with respect to the unbundled supply rates if KEDNY and KEDLI are not able to avoid costs, such as credit and collections and promotional advertising expense, at the same pace as these costs are credited to customers who migrate to competitive gas suppliers. KEDNY and KEDLI proposed to recover any such revenue loss through their respective balancing accounts. KEDNY and KEDLI made the same proposals for new unbundled rates and lost revenue recovery mechanisms in the rate plans filed with the joint petition with National Grid plc on July 20, 2006.

New England
-----------

In February 1999, the MADTE issued its order on unbundling of natural gas service. For a five year transition period, the MADTE determined that contractual commitments with local distribution companies ("LDCs") to upstream capacity would be assigned on a mandatory, pro-rata basis to marketers selling gas supply to the LDCs' customers. The approved mandatory assignment method eliminates the possibility that the costs of upstream capacity purchased by the LDCs to serve firm customers will be absorbed by the LDC or other customers through the transition period. The MADTE also found that, through the transition period, LDCs would retain primary responsibility for upstream capacity planning and procurement to assure that adequate capacity is available to support customer requirements and growth. Since November 1, 2000, all Massachusetts gas customers have the option to purchase their gas supplies from third party sources other than the LDCs.

In January 2004, the MADTE began a proceeding to re-examine whether the upstream capacity market has been sufficiently competitive to allow voluntary capacity assignment. On June 6, 2005, the MADTE issued an order in its continuing investigation into gas unbundling and found that mandatory capacity assignment should be continued.

Beginning on November 1, 2001, the NHPUC has required gas utilities to offer transportation only services to all commercial and residential customers. The New Hampshire unbundling program provides for mandatory capacity assignment similar to the Massachusetts rules.

In September 2006, Boston Gas filed its third annual Performance Based Rate ("PBR") compliance in accordance with the PBR rate plan approved by the MADTE. In October, 2006, the DTE issued an order that (1) allowed the Boston Gas proposed inflation-based increase of 2.72% or $8.6 million, (2) allowed exogenous cost recovery of $12 million in bad debt expense through the cost of gas adjustment clause and (3) disallowed an exogenous cost recovery request related to new gate box maintenance requirements pursuant to Massachusetts law. In November, 2006, Boston Gas filed a motion for reconsideration of the exogenous cost decisions along with a motion to extend the time for filing an appeal to the Massachusetts Supreme Judicial Court. The MADTE has not ruled on the Boston Gas motion.

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

On June 25, 2004, the NYISO submitted a motion to FERC seeking refunds as a result of the Decision. KeySpan and others submitted statements of opposition opposing the refunds. On March 4, 2005, FERC issued an order upholding its original decision not to order refunds. FERC also provided the further explanation requested by the Court as to why refunds were not being ordered. The NYISO and various New York Transmission Owners requested rehearing of FERC's latest order and on November 17, 2005, FERC denied those requests. The NYISO and various New York Transmission Owners appealed FERC's November 17, 2005 order to the United States Court of Appeals for the District of Columbia.

On September 25, 2006, the Court issued a briefing schedule, which was revised on November 1, 2006. The NYISO and various New York Transmission Owners filed their brief on December 11, 2006. FERC filed its response on February 9, 2007, and KeySpan will file its brief on February 26, 2007.

The Ravenswood Generating Station and our New York City Operations

On February 9, 2006, the NYISO Operating Committee increased the "in-City" locational capacity requirements (LCR) from 80% to 83% beginning in May 2006 through the period ending April 2007, based, in part, on the statewide reserve margin of 118% set by the New York State Reliability Council. However, in early March 2006, the NYISO discovered data inconsistencies in the input files used in the Multi Area Reliability Simulation (MARS) computer program that is used to determine the statewide installed reserve margin (Statewide IRM) and the corresponding minimum LCRs for New York City and Long Island. Revisions to the data, and rerunning the MARS computer program resulted in a shift in the relationship between the Statewide IRM and the minimum LCRs. On March 20, 2006, the New York State Reliability Council voted to retain the Statewide IRM of 118% and reported the corresponding revised minimum LCRs to the NYISO. On March 28, 2006, the NYISO Operating Committee approved revised minimum LCRs of 80% and 99% for New York City and Long Island, respectively. For New York City, this action effectively returned the locational requirement to the minimum level used for the last six years (80%) and negated the increase to 83%.

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

Our Ravenswood Generating Station is an "in-City" generator. As the electric infrastructure in New York City and the surrounding areas continues to change and evolve and the demand for electric power increases, the "in-City" generator requirement could be further modified. Construction of new transmission and generation facilities may cause significant changes to the market for sales of capacity, energy and ancillary services from our Ravenswood Generating Station. Approximately, 1000 MW of additional capacity came on line in 2006. We can not be certain as to the nature of future New York City energy, capacity or ancillary services market requirements or design.

NYISO In-City Capacity Mitigation
---------------------------------

The NYPSC, Con Edison and other load serving entities ("LSEs") complained to the NYISO that in-City capacity market clearing prices during the summer of 2006 did not decline as they had expected with the introduction of additional supply in the New York City market. The NYISO issued a letter to FERC indicating that no tariff violations occurred and that prices were as it expected. Nevertheless, the NYISO stated that if changes to the market are warranted, the NYISO would consider making revisions as necessary.

Accordingly, the NYPSC and Con Edison developed additional mitigation measures that would apply to certain in-City generation owned by KeySpan. These mitigation measures essentially would reduce the capacity offer cap on bids by the Ravenswood Generating Station and certain other generation owners of capacity into the NYISO Spot Demand Curve Auction Market. The current offer cap is $105/kW-year and is proposed to be reduced to $82/kW-year plus 3%.

The reduced offer cap would be implemented using a conduct and impact test on the offers of capacity from the Ravenswood Generating Station and other owners of Consolidated Edison divested generation units. Under the proposal, if an offer to sell capacity is 3% or more above $82/kW-year, then the offer is subject to possible mitigation. To determine if mitigation will be applied, a second test, an impact test, is utilized. If the unmitigated offer raises the total market cost of capacity by 3% or more as compared to the total cost of capacity derived using those generators' $82/kW-year reference bid, then the offer will be mitigated to $82/kW-year.

The NYISO's Management Committee and NYISO's Board of Directors approved the above proposal, notwithstanding KeySpan's analysis and objections. The NYISO filed the mitigation measures with the FERC for approval. KeySpan intervened and protested the filing, which is pending at FERC. At this time, we are unable to predict the outcome of this proceeding and what effect it will have on our financial condition, results of operations, and cash flows. However, adoption and implementation of the proposal in its current form could materially adversely affect the revenue realized by KeySpan from the sale of capacity from the Ravenswood Generating Station, as well as the potential revenue that could be realized in connection with the fixed for floating financial Swap Agreement.

NYISO May 2006 In-City Capacity Market Error
--------------------------------------------

On December 1, 2006, the NYISO filed a complaint against SCS/Astoria Energy LLC ("Astoria"), an in-City electric generating unit, alleging that it did not follow the NYISO tariff rules related to the certification and sale of capacity in relation to its auctions for the sale of capacity to the NYISO market. As a result, a certain amount of capacity that was sold in the May 2006 auctions was determined by the NYISO to be ineligible. In its complaint, the NYISO proposes to impose a deficiency charge against Astoria for the improperly-certified capacity. The NYISO could then award additional capacity payments to another in-City supplier (including the Ravenswood Generating Station) because that supplier would have sold additional capacity if not for for the Astoria discrepancy. A decision by the FERC is pending.

Summer 2002 Capacity Under procurement Complaint
------------------------------------------------

On January 12, 2007, the Court of Appeals for the District of Columbia Circuit ("Court") issued its decision related to a KeySpan complaint against the NYISO related to capacity procurement activities during the summer of 2002. KeySpan had complained to FERC that the NYISO violated its tariff and as a result received $23.3 million less than it would have if the NYISO had followed the tariff. The Court vacated rulings by the FERC that denied KeySpan's complaint. The Court determined that the NYISO did in fact violate its tariff but remanded two issues back to the FERC for further consideration. The two issues relate to whether FERC should grant KeySpan's requested relief for the tariff violation. At this time, we are unable to predict the outcome of this proceeding and what effect it will have on KeySpan's results of operations, financial position and cash flows.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Derivative Instruments - Hedging Activities: From time to time, KeySpan subsidiaries have utilized derivative financial instruments, such as futures, options and swaps, for the purpose of hedging the cash flow variability associated with changes in commodity prices. KeySpan is exposed to commodity price risk primarily with regard to its gas distribution operations, gas production and development activities and its electric generating facilities. Our gas distribution operations utilize over-the-counter ("OTC") natural gas and fuel oil swaps to hedge the cash-flow variability of specified portions of gas purchases and sales associated with certain large-volume customers when economically appropriate to do so. Seneca-Upshur utilizes OTC natural gas swaps to hedge cash flow variability associated with forecasted sales of natural gas.

Commodity Derivative Instruments that are not Accounted for as Hedges: The Ravenswood Generating Station uses derivative financial instruments to financially hedge the cash flow variability associated with the purchase of a portion of natural gas and oil that will be consumed during the generation of electricity. The Ravenswood Generating Station also financially hedges the cash flow variability associated with a portion of electric energy sales using OTC electricity swaps. KeySpan has also, entered into an International SWAP Dealers Association Master Agreement for a fixed for floating unforced capacity financial swap with Morgan Stanley Capital Group Inc., as well as a gas distribution asset optimization contract that employs derivative financial instruments.

The following tables set forth selected financial data associated with these derivative financial instruments that were outstanding at December 31, 2006.

----------------------------------------------------------------------------------------------------------------------
                                                Year of     Volumes     Fixed            Current            Fair Value
           Type of Contract                     Maturity     (mmcf)     Price($)         Price($)           ($Millions)
----------------------------------------------------------------------------------------------------------------------
                  Gas
Swaps/Futures - Long Natural Gas                 2007         8,565   7.68 - 11.94     5.84 - 7.93              (17.3)
                                                 2008           670   9.08 - 9.82      7.45 - 8.90               (0.5)

OTC Swaps - Short Natural Gas                    2007         1,770   5.86 - 5.97      5.84 - 8.56               (2.3)
                                                 2008         1,614   6.77 - 6.85      7.45 - 8.90               (2.5)
                                                 2009         1,314   7.60 - 10.90     7.21 - 8.89                0.9

Optimization Contract                            2007             -              -               -                1.4

----------------------------------------------------------------------------------------------------------------------
                                                             13,933                                             (20.3)
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
                                            Year of      Volumes        Fixed             Current          Fair Value
          Type of Contract                  Maturity    (Barrels)       Price($)          Price($)         ($Millions)
----------------------------------------------------------------------------------------------------------------------
                Oil
Swaps - Long Fuel Oil                          2007       726,708     50.35 - 69.08     45.74 - 57.11           (6.9)
                                               2008        59,123     60.00 - 67.60         57.11               (0.5)
----------------------------------------------------------------------------------------------------------------------
                                                          785,831                                               (7.4)
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
                                      Year of                         Fixed             Current          Fair Value
      Type of Contract                Maturity         MWh            Price($)          Price($)         ($Millions)
----------------------------------------------------------------------------------------------------------------------
        Electricity
Swaps - Energy                          2007         1,154,018     66.25 - 150.50    57.00 - 118.32            22.4
                                        2008            35,536         70.10             69.08                 (0.3)
---------------------------------------------------------------------------------------------------------------------
                                                     1,189,554                                                 22.1
---------------------------------------------------------------------------------------------------------------------

The following tables detail the changes in and sources of fair value for the above derivatives:

-------------------------------------------------------------------------------
(In Millions of Dollars)                                               2006
Change in Fair Value of Derivative Hedging Instruments              ($Millions)
-------------------------------------------------------------------------------
Fair value of contracts at January 1, 2006                             $ (18.1)
Net (gains) on contracts realized                                        (73.6)
Increase in fair value of all open contracts                              86.1
-------------------------------------------------------------------------------
Fair value of contracts outstanding at December 31,                    $  (5.6)
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
(In Millions of Dollars)
-------------------------------------------------------------------------------------------------
                                                    Fair Value of Contracts
-------------------------------------------------------------------------------------------------
                                               Maturity                                  Total
Sources of Fair Value                        In 12 Months            Thereafter        Fair Value
-------------------------------------------------------------------------------------------------
Prices actively quoted                         $ (15.0)                 $ (2.1)          $ (17.1)
Local published indicies                          12.3                    (0.8)          $  11.5
-------------------------------------------------------------------------------------------------
                                               $  (2.7)                 $ (2.9)          $  (5.6)
-------------------------------------------------------------------------------------------------

We measure the commodity risk of our derivative hedging instruments (indicated in the above table) using a sensitivity analysis. Based on a sensitivity analysis as of December 31, 2006 a 10% increase/decrease in natural gas prices would decrease/increase the value of derivative instruments maturing in one year by $2.4 million.

Commodity Derivative Instruments - Regulated Utilities: We use derivative financial instruments to reduce the cash flow variability associated with the purchase price for a portion of future natural gas purchases associated with our Gas Distribution operations. The accounting for these derivative instruments is subject to SFAS 71 "Accounting for the Effects of Certain Types of Regulation." Therefore, changes in the fair value of these derivatives have been recorded as a regulatory asset or regulatory liability on the Consolidated Balance Sheet. Gains or losses on the settlement of these contracts are initially deferred and then refunded to or collected from our firm gas sales customers consistent with regulatory requirements.

The following table sets forth selected financial data associated with these derivative financial instruments that were outstanding at December 31, 2006.

----------------------------------------------------------------------------------------------------------------------------
                                      Year of      Volumes      Ceiling       Fixed           Current            Fair Value
      Type of Contract               Maturity       (mmcf)        ($)         Price($)         Price($)          ($Millions)
----------------------------------------------------------------------------------------------------------------------------
            Gas
Options                                2007           3,900   7.00 - 8.00              -     6.30 - 6.60               2.7

Swaps                                  2007          62,792             -   6.81 - 12.28     6.30 - 8.90            (169.2)
                                       2008          28,475             -   7.16 - 11.64     7.25 - 8.90             (25.6)
----------------------------------------------------------------------------------------------------------------------------
                                                     95,167                                                          (192.1)
----------------------------------------------------------------------------------------------------------------------------

See  Note  8 to  the  Consolidated  Financial  Statements  "Hedging,  Derivative
Financial Instruments and Fair Values" for a further description of all our derivative instruments.

ITEM 8.         Financial Statements and Supplementary Data


                           CONSOLIDATED BALANCE SHEET

------------------------------------------------------------------------------------------------------------------
                                                                                              December 31,
(In Millions of Dollars)                                                               2006                2005
------------------------------------------------------------------------------------------------------------------

ASSETS
Current Assets
    Cash and temporary cash investments                                           $    210.9           $    124.5
    Restricted cash                                                                      7.9                 13.2
    Accounts receivable                                                                943.7              1,035.6
    Unbilled revenue                                                                   531.2                685.6
    Allowance for uncollectible accounts                                               (56.9)               (62.8)
    Gas in storage, at average cost                                                    646.0                766.9
    Material and supplies, at average cost                                             137.1                140.5
    Derivative contracts                                                                54.1                142.8
    Prepayments                                                                        236.2                 95.8
    Other                                                                               76.8                 78.0
                                                                          ----------------------------------------
                                                                                     2,787.0              3,020.1
                                                                          ----------------------------------------

Equity Investments and Other                                                           269.7                242.4
                                                                          ----------------------------------------

Property
    Gas                                                                              7,639.4              7,275.9
    Electric                                                                         2,575.4              2,492.3
    Other                                                                              441.5                416.3
    Accumulated depreciation                                                        (3,151.2)            (2,922.6)
    Gas production and development, at cost                                            186.9                184.2
    Accumulated depletion                                                             (113.7)              (109.2)
                                                                          ----------------------------------------
                                                                                     7,578.3              7,336.9
                                                                          ----------------------------------------

Deferred Charges
    Regulatory assets:
       Miscellaneous assets                                                            937.5                688.3
       Derivative contracts                                                            196.3                 30.9
    Goodwill and other intangible assets, net of amortization                        1,666.3              1,666.3
    Derivative contracts                                                               127.3                 75.2
    Other                                                                              875.1                752.5
                                                                          ----------------------------------------
                                                                                     3,802.5              3,213.2
                                                                          ----------------------------------------

Total Assets                                                                      $ 14,437.5           $ 13,812.6
                                                                          ========================================
------------------------------------------------------------------------------------------------------------------

        See accompanying Notes to the Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEET

-----------------------------------------------------------------------------------------------------------------
                                                                                             December 31,
(In Millions of Dollars)                                                               2006                2005
-----------------------------------------------------------------------------------------------------------------
LIABILITIES AND CAPITALIZATION
Current Liabilities
     Accounts payable and other liabilities                                       $  1,026.0          $  1,087.0
     Commercial paper                                                                   85.0               657.6
     Current maturities of long-term debt & capital leases                               1.2                13.0
     Taxes accrued                                                                     200.8               176.3
     Dividends payable                                                                  83.3                81.1
     Customer deposits                                                                  33.5                39.1
     Interest accrued                                                                   58.5                53.8
     Other current liability, derivative contracts                                     219.7                47.3
                                                                         ----------------------------------------
                                                                                     1,708.0             2,155.2
                                                                         ----------------------------------------

Deferred Credits and Other Liabilities
     Regulatory liabilities:
          Miscellaneous liabilities                                                     43.4                69.9
          Removal costs recovered                                                      556.2               516.4
          Derivative accounts                                                          120.6               175.4
     Asset retirement obligations                                                       47.3                47.4
     Deferred income tax                                                             1,176.4             1,157.9
     Postretirement benefits and other reserves                                      1,667.3             1,118.4
     Derivative contracts                                                               43.1                44.3
     Other                                                                             121.6               127.5
                                                                         ----------------------------------------
                                                                                     3,775.9             3,257.2
                                                                         ----------------------------------------

Commitments and Contingencies (See Note 7)                                                 -                   -

Capitalization
     Common stock                                                                    3,994.0             3,975.9
     Retained earnings                                                                 973.7               866.9
     Accumulated other comprehensive loss                                             (175.3)              (74.8)
     Treasury stock                                                                   (273.6)             (303.9)
                                                                         ----------------------------------------
          Total common shareholders' equity                                          4,518.8             4,464.1
     Long-term debt and capital leases                                               4,419.1             3,920.8
                                                                         ----------------------------------------
Total Capitalization                                                                 8,937.9             8,384.9
                                                                         ----------------------------------------

Minority Interest in Consolidated Companies                                             15.7                15.3
                                                                         ----------------------------------------
Total Liabilities and Capitalization                                              $ 14,437.5          $ 13,812.6
                                                                         ========================================
-----------------------------------------------------------------------------------------------------------------

        See accompanying Notes to the Consolidated Financial Statements.

                        CONSOLIDATED STATEMENT OF INCOME

------------------------------------------------------------------------------------------------------------------------
                                                                                       Year Ended December 31,
(In Millions of Dollars, Except Per Share Amounts)                              2006             2005             2004
------------------------------------------------------------------------------------------------------------------------
Revenues
     Gas Distribution                                                       $ 5,062.6        $ 5,390.1        $ 4,407.3
     Electric Services                                                        1,880.6          2,042.7          1,738.7
     Energy Services                                                            203.4            191.2            182.4
     Houston Exploration                                                            -                -            268.1
     Energy Investments                                                          35.0             38.0             54.0
                                                                     ---------------------------------------------------
Total Revenues                                                                7,181.6          7,662.0          6,650.5
                                                                     ---------------------------------------------------
Operating Expenses
     Purchased gas for resale                                                 3,331.5          3,597.3          2,664.5
     Fuel and purchased power                                                   548.6            752.1            540.3
     Operations and maintenance                                               1,680.0          1,617.9          1,567.0
     Depreciation, depletion and amortization                                   397.5            396.5            551.8
     Operating taxes                                                            411.2            407.1            404.2
     Impairment charges                                                             -                -             41.0
                                                                     ---------------------------------------------------
Total Operating Expenses                                                      6,368.8          6,770.9          5,768.8
                                                                     ---------------------------------------------------
Gain on sale of property                                                          1.6              1.6              7.0
Income from equity investments                                                   13.1             15.1             46.5
                                                                     ---------------------------------------------------
Operating Income                                                                827.5            907.8            935.3
                                                                     ---------------------------------------------------
Other Income and (Deductions)
     Interest charges                                                          (256.1)          (269.3)          (331.3)
     Sale of subsidiary stock                                                       -              4.1            388.3
     Cost of debt redemption                                                        -            (20.9)           (45.9)
     Minority interest                                                           (0.8)            (0.4)           (36.8)
     Other                                                                       39.1             16.6             30.6
                                                                     ---------------------------------------------------
Total Other Income and (Deductions)                                            (217.8)          (269.9)             4.9
                                                                     ---------------------------------------------------
Income Taxes
     Current                                                                     57.9            206.6            201.9
     Deferred                                                                   117.6             32.7            123.6
                                                                     ---------------------------------------------------
Total Income Taxes                                                              175.5            239.3            325.5
                                                                     ---------------------------------------------------
Earnings from Continuing Operations                                             434.2            398.6            614.7
                                                                     ---------------------------------------------------
Discontinued Operations
    Income (loss) from operations, net of tax                                       -             (4.1)           (79.0)
    Gain (loss) on disposal, net of tax                                             -              2.3            (72.0)
                                                                     ---------------------------------------------------
    Loss from Discontinued Operations                                               -             (1.8)          (151.0)
                                                                     ---------------------------------------------------
Cumulative Change in Accounting Principles, net of tax                              -             (6.6)               -
                                                                     ---------------------------------------------------
Net Income                                                                      434.2            390.2            463.7
Preferred stock dividend requirements                                               -              2.2              5.6
                                                                     ---------------------------------------------------
Earnings for Common Stock                                                   $   434.2        $   388.0        $   458.1
                                                                     ===================================================
Basic Earnings Per Share
  Continuing Operations, less preferred stock dividends                     $    2.48        $    2.33        $    3.80
  Discontinued Operations                                                           -            (0.01)           (0.94)
  Cumulative Change in Accounting Principles                                        -            (0.04)               -
                                                                     ---------------------------------------------------
Basic Earnings Per Share                                                    $    2.48        $    2.28        $    2.86
                                                                     ===================================================
Diluted Earnings Per Share
  Continuing Operations, less preferred stock dividends                     $    2.46        $    2.32        $    3.78
  Discontinued Operations                                                           -            (0.01)           (0.94)
  Cumulative Change in Accounting Principles                                        -            (0.04)               -
                                                                     ---------------------------------------------------
Diluted Earnings Per Share                                                  $    2.46        $    2.27        $    2.84
                                                                     ===================================================
Average Common Shares Outstanding (000)                                       175,040          169,940          160,294
Average Common Shares Outstanding - Diluted (000)                             176,151          170,801          161,277
------------------------------------------------------------------------------------------------------------------------

        See accompanying Notes to the Consolidated Financial Statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------
                                                                                             Year Ended December 31,
(In Millions of Dollars)                                                              2006             2005             2004
------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                          $ 434.2         $  390.2          $ 463.7
Adjustments to reconcile net income to net
      cash provided by (used in) operating activities
    Depreciation, depletion and amortization                                          397.5            396.5            551.8
    Deferred income tax                                                               117.6             32.7            123.6
    Income from equity investments                                                    (13.1)           (15.1)           (46.5)
    Dividends from equity investments                                                   8.9              9.3             14.2
    Amortization of financing fees / interest rate swaps                                8.2             (1.4)           (14.9)
    Gain on sale of investments and property                                           (1.6)            (5.6)          (395.3)
    Hedging (gain)/losses                                                               2.9             (3.2)             2.5
    Amortization of property taxes                                                    146.3            126.2            101.9
    Impairment charges                                                                    -                -             41.0
    Loss from discontinued operations                                                     -              1.8            151.0
    Cumulative change in accounting principle                                             -              6.6                -
    Minority interest                                                                   0.8              0.4             36.8
Changes in assets and liabilities
    Accounts receivable                                                               317.9           (305.7)          (234.2)
    Materials and supplies, fuel oil and gas in storage                                (5.7)          (268.4)           (39.0)
    Accounts payable and accrued expenses                                            (163.4)           196.3            159.5
    Prepaid property taxes                                                           (150.5)          (136.2)          (112.1)
    Reserve payments                                                                  (51.2)           (35.7)           (37.3)
    Insurance settlements                                                              16.6             21.1                -
    Other                                                                              (6.8)            (6.5)           (16.6)
                                                                            --------------------------------------------------
Net Cash Provided by Continuing Operating Activities                                1,058.6            403.3            750.1
                                                                            --------------------------------------------------
Investing Activities
    Construction expenditures                                                        (524.0)          (539.5)          (750.3)
    Cost of removal                                                                   (32.6)           (27.8)           (36.3)
    Net proceeds from sale of property and investments                                  1.6             47.0          1,021.3
    Derivative margin call                                                            (33.9)            (8.9)               -
                                                                            --------------------------------------------------
Net Cash (Used in) Provided by Continuing Investing Activities                       (588.9)          (529.2)           234.7
                                                                            --------------------------------------------------
Financing Activities
    Treasury stock issued                                                              30.1             41.2             33.4
    Common stock issuance                                                                 -            460.0                -
    Issuance of long-term debt                                                        500.0                -             49.3
    Payment of long-term debt                                                         (13.0)          (515.0)          (920.1)
    Issuance / (payment) of commercial paper                                         (572.6)          (254.6)           430.4
    Redemption of preferred stock                                                         -            (75.0)            (8.5)
    Net proceeds from sale/leasback transaction                                           -                -            382.0
    Common and preferred stock dividends paid                                        (325.3)          (308.4)          (291.1)
    Gain on interest rate swap                                                            -                -             12.7
    Other                                                                              (2.5)            (5.4)            36.1
                                                                            --------------------------------------------------
Net Cash Used in Continuing  Financing Activities                                    (383.3)          (657.2)          (275.8)
                                                                            --------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                $  86.4         $ (783.1)         $ 709.0
Cash Flow from Discontinued Operations - Operating Activities                             -             (3.8)             8.1
Cash Flow from Discontinued Operations - Investing Activities                             -            (10.6)             1.3
Cash Flow from Discontinued Operations - Financing Activities                             -                -              0.2
Cash and Cash Equivalents at Beginning of Period                                      124.5            922.0            203.4
                                                                            --------------------------------------------------
Cash and Cash Equivalents at End of Period                                          $ 210.9         $  124.5          $ 922.0
                                                                            ==================================================
Interest Paid                                                                       $ 256.9         $  262.7          $ 336.5
Income Tax Paid                                                                     $ 175.7         $  198.8          $ 122.0
------------------------------------------------------------------------------------------------------------------------------

        See accompanying Notes to the Consolidated Financial Statements.

                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS

--------------------------------------------------------------------------------------------------
                                                                  Year Ended December 31,
(In  Millions of Dollars)                                  2006             2005            2004
--------------------------------------------------------------------------------------------------
Balance at Beginning of Period                         $   866.9        $   792.2       $   621.4
Net Income for Period                                      434.2            390.2           463.7
--------------------------------------------------------------------------------------------------
                                                         1,301.1          1,182.4         1,085.1
Deductions:
Cash dividends declared on common stock                    327.4            313.3           287.3
Cash dividends declared on preferred stock                     -              2.2             5.6
--------------------------------------------------------------------------------------------------
Balance at End of Period                               $   973.7        $   866.9       $   792.2
--------------------------------------------------------------------------------------------------

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

----------------------------------------------------------------------------------------------------------------------
                                                                                      Year Ended December 31,
(In Millions of Dollars)                                                      2006             2005             2004
----------------------------------------------------------------------------------------------------------------------
Net Income                                                                  $ 434.2          $ 390.2          $ 463.7
----------------------------------------------------------------------------------------------------------------------
Other comprehensive income, net of tax
Reclassification of (gains) losses included in net income                     (47.8)            23.8             (0.3)
Unrealized (losses) gains on derivative financial instruments                  55.4            (35.1)            15.4
Deconsolidation of certain subsidiaries                                           -                -              9.3
Foreign currency translation adjustments                                          -             (5.0)           (21.5)
Unrealized gains (losses) on marketable securities                              2.0             (0.5)             7.1
Premium on derivative instrument                                                  -                -              3.4
Accrued unfunded pension obligation                                            37.9             (3.7)            (7.8)
----------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax                                  47.5            (20.5)             5.6
----------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                        $ 481.7          $ 369.7          $ 469.3
----------------------------------------------------------------------------------------------------------------------
Related tax (benefit) expense
Reclassification of (gains) losses included in net income                     (25.8)            12.8             (0.2)
Unrealized (losses) gains on derivative financial instruments                  31.5            (20.7)             8.2
Deconsolidation of certain subsidiaries                                           -                -              5.0
Foreign currency translation adjustments                                          -             (2.7)           (11.6)
Unrealized gains (losses) on marketable securities                              1.1             (0.2)             3.8
Premium on derivative instrument                                                  -                -              1.9
Accrued unfunded pension obligation                                            20.4             (2.1)            (4.2)
----------------------------------------------------------------------------------------------------------------------
Total Tax (Benefit) Expense                                                 $  27.2          $ (12.9)         $   2.9
----------------------------------------------------------------------------------------------------------------------

        See accompanying Notes to the Consolidated Financial Statements.

                    CONSOLIDATED STATEMENT OF CAPITALIZATION

--------------------------------------------------------------------------------------------------------------------------
                                                                    December 31,                       December 31,
(In Millions of Dollars)                                       2006            2005                2006             2005
--------------------------------------------------------------------------------------------------------------------------
Common Shareholders' Equity                                       Shares Issued
Common stock, $0.01 par value                              184,864,124     184,864,124         $     1.8        $     1.8
Premium on capital stock                                                                         3,992.2          3,974.1
Retained earnings                                                                                  973.7            866.9
Accumulated other comprehensive loss                                                              (175.3)           (74.8)
Treasury stock                                              (9,451,408)    (10,495,743)           (273.6)          (303.9)
--------------------------------------------------------------------------------------------------------------------------
Total Common Shareholders' Equity                          175,412,716      174,368,381          4,518.8          4,464.1
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
Long - Term Debt                                         Interest Rate      Maturity
--------------------------------------------------------------------------------------------------------------------------

Medium and Long Term Notes                               4.65% - 9.75%      2008-2035            2,925.4          2,437.2

Gas Facilities Revenue Bonds                               Variable       2020 - 2026              230.0            230.0
                                                        4.70% - 6.95%     2020 - 2026              410.5            410.5
--------------------------------------------------------------------------------------------------------------------------
Total Gas Facilities Revenue Bonds                                                                 640.5            640.5
--------------------------------------------------------------------------------------------------------------------------

Promissory Notes to LIPA

Pollution Control Revenue Bonds                             5.15%         2016 - 2025              108.0            108.0
Electric Facilities Revenue Bonds                           5.30%         2023 - 2025               47.4             47.4
---------------------------------------------------------------------------------------------------------------------------
Total Promissory Notes to LIPA                                                                     155.4            155.4
---------------------------------------------------------------------------------------------------------------------------

Industrial Development Bonds                                5.25%             2027                 128.3            128.3
First Mortgage Bonds                                    6.34% - 8.80%     2008 - 2028               95.0             95.0
Authority Financing Notes                                  Variable       2027 - 2028               66.0             66.0
Ravenswood Master Lease & Capital Leases                                  2007 - 2014              422.1            423.0
---------------------------------------------------------------------------------------------------------------------------
Subtotal                                                                                         4,432.7          3,945.4
Unamortized interest rate hedge and debt discount                                                  (29.2)           (30.4)
Derivative impact on debt                                                                           16.8             18.8
Less: current maturities                                                                             1.2             13.0
---------------------------------------------------------------------------------------------------------------------------
Total Long-Term Debt                                                                             4,419.1          3,920.8
---------------------------------------------------------------------------------------------------------------------------
Total Capitalization                                                                           $ 8,937.9        $ 8,384.9
---------------------------------------------------------------------------------------------------------------------------

        See accompanying Notes to the Consolidated Financial Statements.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

INTRODUCTION TO THE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

KeySpan Corporation (referred to herein as "KeySpan," "we," "us" and "our") is a holding company under the Public Holding Company Act of 2005 ("PUHCA 2005").
KeySpan operates six regulated utilities that distribute natural gas to approximately 2.6 million customers in New York City, Long Island, Massachusetts and New Hampshire, making KeySpan the fifth largest gas distribution company in the United States and the largest in the Northeast. We also own, lease and operate electric generating plants in Nassau and Suffolk Counties on Long Island and in Queens County in New York City and are the largest electric generation operator in New York State. Under contractual arrangements, we provide power, electric transmission and distribution services, billing and other customer services for approximately 1.1 million electric customers of the Long Island Power Authority ("LIPA"). KeySpan's other operating subsidiaries are primarily involved in gas production and development; underground gas storage; liquefied natural gas storage; retail electric marketing; large energy-system ownership, installation and management; service and maintenance of energy systems; and engineering and consulting services. We also invest and participate in the development of natural gas pipelines, electric generation and other energy-related projects. (See Note 2 to the Consolidated Financial Statements "Business Segments" for additional information on each operating segment.)

On February 25, 2006, KeySpan entered into an Agreement and Plan of Merger (the "Merger Agreement"), with National Grid plc, a public limited company incorporated under the laws of England and Wales ("Parent") and National Grid US8, Inc., a New York Corporation ("Merger Sub"), pursuant to which Merger Sub will merge with and into KeySpan (the "Merger"), with KeySpan continuing as the surviving company and thereby becoming an indirect wholly-owned subsidiary of the Parent. Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of KeySpan common stock, par value $0.01 per share (the "Shares"), other than treasury shares and shares held by the Parent and its subsidiaries, shall be canceled and shall be converted into the right to receive $42.00 in cash, without interest.

Consummation of the Merger is subject to various closing conditions, including but not limited to the receipt of requisite regulatory approvals from certain United States federal and state public utility, antitrust and other regulatory authorities, all of which have been filed and many of which have been obtained. Specifically, we filed our application for approval of the Merger pursuant to the Federal Power Act in May 2006 and in October the requisite approval was obtained from the Federal Energy Regulatory Commission ("FERC"). In early July 2006, we cleared review by the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvement Act and received notification that the Committee on Foreign Investment in the U.S. has determined that there are no issues of national security sufficient to warrant an investigation of the transaction. On July 20, 2006 we filed an application for approval of the transaction with the New York Public Service Commission ("NYPSC"). KeySpan has also sought approval of the Merger from the New Hampshire Public Utility Commission. In October 2006, the State of New Jersey Board of Public Utilities approved a change of control of KeySpan Communication Corp., which provides telecommunications services in New Jersey. In addition, the Merger was approved by our shareholders at our Annual Meeting on August 17, 2006. Shareholders of National Grid plc approved the Merger at a meeting held on July 31, 2006.

In addition to seeking approval of the Merger, the application filed with the NYPSC also contained proposed ten-year rate plans for KeySpan Energy Delivery of New York ("KEDNY") and KeySpan Energy Delivery of Long Island ("KEDLI"), as well as proposals concerning corporate structure and affiliate rules, the rate treatment for synergy savings and for low income and energy efficiency programs, among others. Specifically, the rate plan proposals provide for, among other things, a freeze of base delivery rates for KEDNY and KEDLI for 18 months. Thereafter, KEDNY's and KEDLI's gas adjustment clauses would be increased to recover, on a prospective basis, estimated gas commodity-related costs of $68.6 million for KEDNY and $28.7 million for KEDLI that would no longer be included in base rates. In addition, KEDNY and KEDLI base delivery rates would be increased by an average of 2.5% ($62.4 million) and 2.3% ($39.4 million), respectively in years 3, 5, 7 and 9 of the rate plans. The proposed rate plans contemplate an allowed return on equity of 11.0% for each entity. Cumulative earnings above 11.75% would be shared between gas sales customers and KeySpan over the rate plan period. On October 3, 2006 National Grid plc filed testimony and exhibits with the NYPSC that further explains the exhibits and attachments that were previously submitted as part of the July 20, 2006 petition.

Separately from the merger application, on October 3, 2006, KEDNY and KEDLI filed with the NYPSC individual applications for proposed annual increases in revenues, which applications assumed that KEDNY and KEDLI remained as stand-alone companies. The proposed revenue increases are for approximately 9.1% and 10.9% for KEDNY and KEDLI, respectively. KEDNY's last base rate increase took effect October 1, 1993 and since then base rates have been reduced twice - once in 1996 and again in 1998. KEDLI's last base rate increase took effect December 1, 1995. Since that time, KEDLI's base rates were reduced twice in 1998. The principal factors creating the need for rate relief are increases in operating and maintenance expenses, increases in rate base, increased property taxes and depreciation expense, and the need to commence recovery of previously deferred costs such as pension and post retirement benefits, environmental expenditures and property taxes.

The total projected increase in revenues is comprised of two components; (i) an increase in base rates of $180.7 million for KEDNY and $145 million for KEDLI; and (ii) projected increases of $32.8 million and $13.6 million for KEDNY and KEDLI, respectively, for gas-related expenses that will be recovered through the Gas Adjustment Clause ("GAC") and/or the Transportation Adjustment Clause ("TAC"). The proposed rate of return on equity is 11.0% for both KEDNY and KEDLI.

The NYPSC may suspend the implementation of the proposed tariff changes for up to eleven months, which would mean, absent other intervening events, an effective date of September 3, 2007 for new rates. Although KEDNY and KEDLI proposed the new rates described above in these tariff filings, it will not be necessary to implement the rate increases proposed therein if the NYPSC approves the Merger between National Grid plc and KeySpan and approves the related ten-year rate plan previously noted, or some variation thereof.

On February 20, 2007, NYPSC Staff filed its direct testimony in the merger proceeding. NYSPSC Staff opposed the current terms of the Merger on policy grounds, but suggested that it could support the Merger under certain circumstances. KeySpan and National Grid intend to file testimony responding to the positions taken by Staff. In addition, on January 29, 2007, Staff filed its direct testimony in the rate case proceedings and our rebuttal testimony was filed on February 21, 2007. In connection with each of these proceedings, hearings before an administrative law judge (ALJ) are scheduled to begin in late March. Unless a settlement among the parties is otherwise reached, the ALJ will issue its recommended decision to the NYPSC following such hearings. Ultimately, the NYPSC may accept, reject, or modify all or any part of the ALJ's recommended decision.

KeySpan and National Grid will continue to pursue all required approvals and continue to anticipate that the Merger will be consummated in mid-2007. However, we are unable to predict the outcome of these regulatory proceedings and no assurance can be given that the Merger will occur or the timing of its completion.

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

KeySpan's businesses are engaged in gas distribution, electric services and generation and other energy related activities. KeySpan's gas distribution operations are conducted by our six regulated gas utility subsidiaries: The Brooklyn Union Gas Company d/b/a KeySpan Energy Delivery New York ("KEDNY") and KeySpan Gas East Corporation d/b/a KeySpan Energy Delivery Long Island ("KEDLI") distribute gas to customers in the Boroughs of Brooklyn, Staten Island, a portion of the Borough of Queens in New York City, and the counties of Nassau and Suffolk on Long Island and the Rockaway Peninsula in Queens, respectively; Boston Gas Company, Colonial Gas Company and Essex Gas Company, each doing business as KeySpan Energy Delivery New England ("KEDNE"), distribute gas to customers in southern, eastern and central Massachusetts; and EnergyNorth Natural Gas, Inc., d/b/a KeySpan Energy Delivery New England distributes gas to customers in central New Hampshire. Together, these companies distribute gas to approximately 2.6 million customers throughout the Northeast.

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

Our other subsidiaries are involved in gas production and development; gas storage; liquefied natural gas storage; retail electric marketing; appliance service; fiber optic services; and engineering and consulting services. We also invest in, and participate in the development of natural gas pipelines, electric generation, and other energy-related projects. (See Note 2, "Business Segments" for additional information on each operating segment.)

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

The following table presents our net regulatory assets at December 31, 2006 and December 31, 2005.

-----------------------------------------------------------------------------------------------
                                                                            December 31,
(In Millions of Dollars)                                                2006             2005
-----------------------------------------------------------------------------------------------
Regulatory Assets:
Regulatory tax asset                                                 $   30.2         $   33.4
Property and other taxes                                                 95.0             53.8
Environmental costs                                                     416.7            454.7
Postretirement benefits                                                 364.6            109.3
Costs associated with the KeySpan/LILCO transaction                      15.6             27.3
Derivative financial instruments                                        196.3             30.9
Other                                                                    15.4              9.8
-----------------------------------------------------------------------------------------------
Total Regulatory Assets                                               1,133.8            719.2
-----------------------------------------------------------------------------------------------
Regulatory Liabilities:
Derivative financial instruments                                       (120.6)          (175.4)
Miscellaneous                                                           (43.4)           (69.9)
-----------------------------------------------------------------------------------------------
Total Regulatory Liabilities                                           (164.0)          (245.3)
-----------------------------------------------------------------------------------------------
Net Regulatory Assets                                                   969.8            473.9
Removal Costs Recovered                                                (556.2)          (516.4)
-----------------------------------------------------------------------------------------------
                                                                     $  413.6         $  (42.5)
-----------------------------------------------------------------------------------------------

The regulatory assets above are not included in utility rate base. However, we record carrying charges on the property tax and costs associated with the KeySpan/LILCO transaction cost deferrals. We also record carrying charges on our regulatory liabilities except for the current market value of our derivative financial instruments. The remaining regulatory assets represent, primarily, costs for which expenditures have not yet been made, and therefore, carrying charges are not recorded. We anticipate recovering these costs in our gas rates concurrently with future cash expenditures. If recovery is not concurrent with the cash expenditures, we will record the appropriate level of carrying charges. Deferred gas costs of $46.3 million and $11.3 million at December 31, 2006 and December 31, 2005, respectively are reflected in accounts receivable on the Consolidated Balance Sheet. Deferred gas costs are subject to current recovery from customers.

D.   Revenues

Gas Distribution. Utility gas customers are billed monthly or bi-monthly on a cycle basis. Revenues include unbilled amounts related to the estimated gas usage that occurred from the most recent meter reading to the end of each month.

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

In December 2005, The Boston Gas Company ("Boston Gas") received a MADTE order permitting regulatory recovery of the 2004 gas cost component of bad debt write-offs. This was approved for full recovery as an exogenous cost effective November 1, 2005. In addition, effective January 1, 2006 Boston Gas was permitted to fully recover the gas cost component of bad debt write-offs through its cost-of-gas adjustment clause rather than filing for recovery as an exogenous cost. On October 31, 2006, the MADTE granted Boston Gas recovery of $12 million of the 2005 gas cost component of bad debt write-offs from Boston Gas ratepayers beginning November 1, 2006. This amount will also be recovered through the cost-of-gas adjustment clause.

Electric Services. Electric revenues are primarily derived from: (i) billings to LIPA for management of LIPA's transmission and distribution system ("T&D System"), electric generation, and procurement of fuel, and (ii): subsidiaries that own, lease and operate the 2,200 megawatt ("MW") Ravenswood electric generation facility ("Ravenswood Facility") and the 250 MW combined cycle generating facility located at the Ravenswood facility site ("Ravenswood Expansion"). Collectively, the Ravenswood Facility and Ravenswood Expansion are referred to as the Ravenswood Generating Station.

LIPA Agreements. In 1998, KeySpan and LIPA entered into three major long-term service agreements that (i) provide to LIPA all operation, maintenance and construction services and significant administrative services relating to the Long Island electric T&D System pursuant to the Management Services Agreement (the "1998 MSA"); (ii) supply LIPA with electric generating capacity, energy conversion and ancillary services from our Long Island generating units pursuant to the Power Supply Agreement (the "1998 PSA"); and (iii) manage all aspects of the fuel supply for our Long Island generating facilities, as well as all aspects of the capacity and energy owned by or under contract to LIPA pursuant to the Energy Management Agreement (the "1998 EMA"). The 1998 MSA, 1998 PSA and 1998 EMA all are collectively referred to as the 1998 LIPA Agreements and are discussed in greater detail below.

On February 1, 2006, KeySpan and LIPA entered into (i) an amended and restated Management Services Agreement (the "2006 MSA"), pursuant to which KeySpan will continue to operate and maintain the electric T&D System owned by LIPA on Long Island; (ii) a new Option and Purchase and Sale Agreement (the "2006 Option Agreement"), to replace the Generation Purchase Rights Agreement (as amended, the "GPRA"), pursuant to which LIPA had the option, through December 15, 2005, to effectively acquire substantially all of the electric generating facilities owned by KeySpan on Long Island; and (iii) a Settlement Agreement (the "2006 Settlement Agreement") resolving outstanding issues between the parties regarding the 1998 LIPA Agreements. The 2006 MSA, the 2006 Option Agreement and the 2006 Settlement Agreement are collectively referred to herein as the "2006 LIPA Agreements." Each of the 2006 LIPA agreements will become effective upon all of the 2006 LIPA Agreements receiving the required governmental approvals; otherwise none of the 2006 LIPA Agreements will become effective. These agreements will become effective following approval by the New York State Comptroller's Office and the New York State Attorney General. Following the announcement of the proposed acquisition of KeySpan by National Grid plc, LIPA, National Grid plc and KeySpan have engaged in discussions concerning the impact of the transaction on LIPA's operations. At this time, we are unable to determine what impact, if any, the results of such discussions may have on the 2006 LIPA Agreements and the receipt and timing of governmental approvals relating thereto. See Note 11, "2006 LIPA Settlement" for additional details on these agreements.

In place of the previous compensation structure under the 1998 MSA (whereby KeySpan was reimbursed for budgeted costs, and earned a management fee and certain performance and cost-based incentives), KeySpan's compensation for managing the electric transmission and distribution system owned by LIPA under the 2006 MSA consists of two components: a minimum compensation component of $224 million per year and a variable component based on electric sales. The $224 million component will remain unchanged for three years and then increase annually by 1.7%, plus inflation. The variable component, which will comprise no more than 20% of KeySpan's compensation, is based on electric sales on Long Island exceeding a base amount of 16,558 gigawatt hours, increasing by 1.7% in each year. Above that level, KeySpan will receive approximately 1.34 cents per kilowatt hour for the first contract year, 1.29 cents per kilowatt hour in the second contract year (plus an annual inflation adjustment), 1.24 cents per kilowatt hour in the third contract year (plus an annual inflation adjustment), with the per kilowatt hour rate thereafter adjusted annually by inflation.

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

KeySpan also procures and manages fuel supplies on behalf of LIPA, under the 1998 EMA, to fuel the generating facilities under contract to it and perform off-system capacity and energy purchases on a least-cost basis to meet LIPA's needs. In exchange for these services KeySpan earns an annual fee of $1.5 million. In addition, we arrange for off-system sales on behalf of LIPA of excess output from the generating facilities and other power supplies either owned or under contract to LIPA. LIPA is entitled to two-thirds of the profit from any off-system energy sales. In addition, the 1998 EMA provides incentives and penalties that can total $5 million annually for performance related to fuel purchases and off-system power purchases. The 1998 EMA is expected to be in effect through 2013 for the procurement of fuel supplies. In 2005, the EMA was amended to extend the term for off-system power purchases through December 31, 2006 and thereafter on a month-to-month basis unless terminated by LIPA on sixty days notice, but in no event later than December 31, 2007.

KeySpan Glenwood Energy Center, LLC and KeySpan Port Jefferson Energy Center, LLC have entered into 25 year Power Purchase Agreements with LIPA (the "PPAs"). Under the terms of the PPAs, these subsidiaries sell capacity, energy conversion services and ancillary services to LIPA. Each plant is designed to produce 79.9 MW. Under the PPAs, LIPA pays a monthly capacity fee, which guarantees full recovery of each plant's construction costs, as well as an appropriate rate of return on investment. The PPAs also obligate LIPA to pay for each plant's costs of operation and maintenance. These costs are billed on a monthly estimated basis and are subject to true-up for actual costs incurred.

The Electric Services segment also conducts retail marketing of electricity to commercial customers. Energy sales made by our electric marketing subsidiary are recorded upon delivery of the related commodity.

Ravenswood Generating Station. In addition, electric revenues are derived from our investment in the 2,200 MW Ravenswood electric generation facility ("Ravenswood Facility"), (which KeySpan acquired in June 1999). KeySpan has an arrangement with a variable interest entity through which we lease a portion of the Ravenswood Facility. Further, in May 2004 KeySpan completed construction of a 250 MW combined cycle generating facility located at the Ravenswood facility site ("Ravenswood Expansion"). To finance the Ravenswood Expansion, KeySpan entered into a leveraged lease financing arrangement. (See Note 7 "Contractual Obligations, Financial Guarantees and Contingencies" for a description of the financing arrangements associated with the Ravenswood Generating Station.) The Ravenswood Generating Station earns revenues through the sale, at wholesale, of energy, capacity, and ancillary services to the New York Independent System Operator ("NYISO"). Energy and ancillary services are sold through a bidding process into the NYISO energy markets on a day ahead or real time basis.

Energy Services. Revenues earned by our Energy Services segment for service and maintenance contracts associated with small commercial and residential appliances are recognized as earned or over the life of the service contract, as appropriate. Revenues earned for engineering services are derived from services rendered under fixed price and cost-plus contracts and generally are recognized on the percentage-of-completion method. Fiber optic service revenue is recognized upon delivery of service access. We have unearned revenue recorded in deferred credits and other liabilities - other on the Consolidated Balance Sheet totaling $30.3 million and $29.3 million as of December 31, 2006, and December 31, 2005, respectively. These balances represent primarily unearned revenues for service contracts and are generally amortized to income over a one year period.

KeySpan completed its sale of its mechanical contracting companies in the first quarter of 2005, and therefore, no longer has revenues from mechanical contracting operations. (See Note 10 "Energy Services - Discontinued Operations" for additional details on the mechanical contracting companies.)

Gas Production and Development. Natural gas and oil revenues earned by our gas production and development activities are recognized using the entitlements method of accounting. Under this method of accounting, income is recorded based on the net revenue interest in production or nominated deliveries. Production gas volume imbalances are incurred in the ordinary course of business. Net deliveries in excess of entitled amounts are recorded as liabilities, while net under deliveries are recorded as assets. Imbalances are reduced either by subsequent recoupment of over and under deliveries or by cash settlement, as required by applicable contracts. Production imbalances are marked-to-market at the end of each month using the market price at the end of each period. During 2004 KeySpan disposed of its interest in The Houston Exploration Company ("Houston Exploration"), an independent natural gas and oil exploration company. KeySpan continues to maintain, on a significantly smaller scale, gas production and development activities. (See Note 2 "Business Segments" for a discussion on the disposition of Houston Exploration and KeySpan's remaining gas production and development activities.)

E.   Utility and Other Property - Depreciation and Maintenance

Property, principally utility gas property is stated at original cost of construction, which includes allocations of overheads, including taxes, and an allowance for funds used during construction. The rates at which KeySpan subsidiaries capitalized interest for the year ended December 31, 2006 ranged from 1.88% to 7.02%. Capitalized interest for 2006, 2005 and 2004 was $2.5 million, $1.4 million and $7.4 million, respectively.

Depreciation is provided on a straight-line basis in amounts equivalent to composite rates on average depreciable property. In 2006, an adjustment to the depreciation allowance was recorded to correct for an error in useful lives associated with certain gas distribution assets. The cost of property retired is charged to accumulated depreciation.

KeySpan recovers cost of removal through rates charged to customers as a portion of depreciation expense. At December 31, 2006 and 2005, KeySpan had costs recovered in excess of costs incurred totaling $556.2 million and $516.4 million, respectively. These amounts are reflected as a regulatory liability.

The cost of repair and minor replacement and renewal of property is charged to maintenance expense. The composite rates on average depreciable property were as follows:

-----------------------------------------------------------------
                                     Year Ended December 31,
                                 2006         2005         2004
-----------------------------------------------------------------
Electric                         3.86%        3.75%        3.87%
Gas                              3.14%        3.72%        3.55%
-----------------------------------------------------------------
-----------------------------------------------------------------

We also had $441.5 million of other property at December 31, 2006, consisting of assets held primarily by our corporate service subsidiary of $307.6 million and $104.2 million in Energy Services assets. The corporate service assets consist largely of land, buildings, office equipment and furniture, vehicles, computer and telecommunications equipment and systems. These assets have depreciable lives ranging from three to 40 years. We allocate the carrying cost of these assets to our operating subsidiaries through our filed allocation methodology. Energy Services assets consist largely of computer equipment and fiber optic cable and related electronics and have service lives ranging from seven to 40 years.

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

F.   Gas Production and Development Property - Depletion

KeySpan maintains gas production and development activities through its two wholly-owned subsidiaries - KeySpan Exploration and Production, LLC ("KeySpan Exploration") and Seneca-Upshur Petroleum, Inc. ("Seneca-Upshur"). At December 31, 2006, these subsidiaries had net production and development property in the amount of $73.2 million. These assets are accounted for under the full cost method of accounting. Under the full cost method, costs of acquisition and development of natural gas and oil reserves plus asset retirement obligations are capitalized into a "full cost pool" as incurred. Unproved properties and related costs are excluded from the depletion and amortization base until a determination is made as to the existence of proved reserves. Properties are depleted and charged to operations using the unit of production method using proved reserve quantities.

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

As of December 31, 2006, we estimated that our capitalized costs did not exceed the ceiling test limitation. We used an average wellhead price of $6.15 per MCF, adjusted for derivative instruments.

As a result of the disposition of Houston Exploration in 2004, during 2004 KeySpan calculated the ceiling test on KeySpan Exploration and Production's and Seneca-Uphsur's assets independently of Houston Exploration's assets. Based on a report furnished by an independent reservoir engineer during the second quarter of 2004, it was determined that the remaining proved undeveloped oil reserves held in the joint venture required a substantial investment in order to develop. Therefore, KeySpan and Houston Exploration elected not to develop these oil reserves. As a result, in the second quarter of 2004, we recorded a $48.2 million non-cash impairment charge to write down our wholly-owned gas production and development subsidiaries' assets. This charge was recorded in depreciation, depletion and amortization on the Consolidated Statement of Income.

Natural gas prices continue to be volatile and the risk that a write down to the full cost pool increases when, among other things, natural gas prices are low or there are significant downward revisions in our estimated proved reserves.

In 2004, Houston Exploration capitalized interest related to unevaluated natural gas and oil properties, as well as some properties under development which were not being amortized. For the year ended December 31, 2004, capitalized interest was $3.4 million.

G.   Goodwill and Other Intangible Assets

The balance of goodwill and other intangible assets was $1.7 billion at December 31, 2006 and December 31, 2005, representing primarily the excess of acquisition cost over the fair value of net assets acquired. Goodwill and other intangible assets reflect the Eastern and EnergyNorth acquisitions, the KeySpan/LILCO transaction, as well as acquisitions of non-utility energy-related service companies and also relates to certain ownership interests of 50% or less in energy-related investments, which are accounted for under the equity method.

The table below summarizes the goodwill and other intangible assets balance for each segment at December 31, 2006 and 2005:


------------------------------------------------------------------------
(In Millions of Dollars)                            At December 31,
                                                 2006            2005
------------------------------------------------------------------------
Operating Segment

Gas Distribution                               $1,436.9        $1,436.9
Energy Services                                    65.2            65.2
Energy Investments and other                      164.2           164.2
------------------------------------------------------------------------
                                               $1,666.3        $1,666.3
------------------------------------------------------------------------

As prescribed in SFAS 142 "Goodwill and Other Intangible Assets," KeySpan is required to compare the fair value of a reporting unit to its carrying amount, including goodwill. This evaluation is required to be performed at least annually, unless facts and circumstances indicated that the evaluation should be performed at an interim period during the year. At December 31, 2006, KeySpan had $1.7 billion of recorded goodwill and has concluded that the fair value of the business units that have recorded goodwill exceed their carrying value.

During 2004, KeySpan conducted an evaluation of the carrying value of goodwill recorded in its Energy Services segment. As a result of this evaluation, KeySpan recorded a non-cash goodwill impairment charge of $108.3 million ($80.3 million after tax, or $0.50 per share) in 2004. This charge was recorded as follows: (i) $14.4 million as an operating expense on the Consolidated Statement of Income reflecting the write-down of goodwill on Energy Services segment's continuing operations; and (ii) $93.9 million as discontinued operations reflecting the impairment on the mechanical contracting companies. (See Note 10 "Energy Services-Discontinued Operations" for further details.)

In 2004, KeySpan entered into an agreement to sell its then 50% interest in Premier Transmission Limited ("Premier"). This investment was accounted for under the equity method of accounting in the Energy Investments segment. In the fourth quarter of 2004 KeySpan recorded a partial pre-tax non-cash impairment charge of $26.5 million - $18.8 million after-tax or $0.12 per share. The impairment charge reflected the difference between the anticipated cash proceeds from the sale of Premier compared to its carrying value at that time and was recorded as a reduction to goodwill.

H.   Hedging and Derivative Financial Instruments

From time to time, we employ derivative instruments to hedge a portion of our exposure to commodity price risk, interest rate risk and weather fluctuations as well as to hedge cash flow variability associated with a portion of our peak electric energy sales. Whenever hedge positions are in effect, we are exposed to credit risk in the event of nonperformance by counter-parties to derivative contracts, as well as nonperformance by the counter-parties of the transactions against which they are hedged. We believe that the credit risk related to the futures, options and swap instruments is no greater than that associated with the primary commodity contracts which they hedge.

Financially-Settled Commodity Derivative Instruments. We employ derivative financial instruments, such as futures, options and swaps, for the purpose of hedging the cash flow variability associated with forecasted purchases and sales of various energy-related commodities. All such derivative instruments are accounted  for  pursuant  to  the  requirements  of  SFAS  133  "Accounting  for
Derivative Instruments and Hedging Activities," as amended by SFAS 149, "Amendment of Statement 133 Derivative Instruments and Hedging Activities" (collectively, "SFAS 133"). With respect to those commodity derivative instruments that are designated and accounted for as cash flow hedges, the effective portion of periodic changes in the fair market value of cash flow hedges is recorded as other comprehensive income on the Consolidated Balance Sheet, while the ineffective portion of such changes in fair value is recognized in earnings. Unrealized gains and losses (on such cash flow hedges) that are recorded as other comprehensive income are subsequently reclassified into earnings concurrent when hedged transactions impact earnings. With respect to those commodity derivative instruments that are not designated as hedging instruments, such derivatives are accounted for on the Consolidated Balance Sheet at fair value, with all changes in fair value reported in earnings.

Firm Gas Sales Derivatives Instruments - Regulated Utilities. We use derivative financial instruments to reduce cash flow variability associated with the purchase price for a portion of future natural gas purchases associated with our Gas Distribution operations. Our strategy is to minimize fluctuations in firm gas sales prices to our regulated firm gas sales customers in our New York and New England service territories. The accounting for these derivative instruments is subject to SFAS 71. Therefore, the fair value of these derivatives is recorded as current or deferred assets and liabilities, with offsetting positions recorded as regulatory assets and regulatory liabilities on the Consolidated Balance Sheet. Gains or losses on the settlement of these contracts are initially deferred and then refunded to or collected from our firm gas sales customers consistent with regulatory requirements.

Physically-Settled Commodity Derivative Instruments. Certain of our contracts for the physical purchase of natural gas were assessed as no longer being exempt from the requirements of SFAS 133 as normal purchases. As such, these contracts are recorded on the Consolidated Balance Sheet at fair market value. However, since such contracts were executed for the purchases of natural gas that is sold to regulated firm gas sales customers, and pursuant to the requirements of SFAS 71, changes in the fair market value of these contracts are recorded as a regulatory asset or regulatory liability on the Consolidated Balance Sheet.

Weather Derivatives. The utility tariffs associated with our New England gas distribution operations do not contain weather normalization adjustments. As a result, fluctuations from normal weather may have a significant positive or negative effect on the results of these operations. To mitigate the effect of fluctuations from normal weather on our financial position and cash flows, we may enter into derivative instruments from time to time. Based on the terms of the contracts, we account for these instruments pursuant to the requirements of Emerging Issues Task Force ("EITF") 99-2 "Accounting for Weather Derivatives." In this regard, we account for weather derivatives using the "intrinsic value method" as set forth in such guidance.

Interest Rate Derivative Instruments. We continually assess the cost relationship between fixed and variable rate debt. Consistent with our objective to minimize our cost of capital, we periodically enter into hedging transactions that effectively convert the terms of underlying debt obligations from fixed to variable or variable to fixed. Payments made or received on these derivative contracts are recognized as an adjustment to interest expense as incurred. Hedging transactions that effectively convert the terms of underlying debt obligations from fixed to variable are designated and accounted for as fair-value hedges pursuant to the requirements of SFAS 133. Hedging transactions that effectively convert the terms of underlying debt obligations from variable to fixed are considered cash flow hedges.

I.   Equity Investments and Other

Certain subsidiaries own as their principal assets, investments (including goodwill), representing ownership interests of 50% or less in energy-related businesses that are accounted for under the equity method. None of these current investments are publicly traded. Additionally, KeySpan has corporate assets recorded on the Consolidated Balance Sheet representing funds designated for Supplemental Executive Retirement Plans. These funds are invested in corporate owned life insurance policies. KeySpan records changes in the value of these assets in accordance with FAS Technical Bulletin 85-4 "Accounting for the Purchase of Life Insurance." As such, increases and decreases in the value of these assets are recorded through earnings in the Consolidated Statement of Income concurrent with the change in the value of the underlying assets.

J.   Income and Excise Tax

Upon implementation of SFAS 109, "Accounting for Income Taxes," certain of our regulated subsidiaries recorded a regulatory asset and a net deferred tax liability for the cumulative effect of providing deferred income taxes on certain differences between the financial statement carrying amounts of assets and liabilities, and their respective tax bases. This regulatory asset continues to be amortized over the lives of the individual assets and liabilities to which it relates. Additionally, investment tax credits which were available prior to the Tax Reform Act of 1986, were deferred and generally amortized as a reduction of income tax over the estimated lives of the related property.

We report our collections and payments of excise taxes on a gross basis. Gas distribution revenues include the collection of excise taxes, while operating taxes include the related expense. For the years ended December 31, 2006, 2005 and 2004, excise taxes collected and paid were $60.4 million, $65.8 million and $73.3 million, respectively.

K.   Subsidiary Common Stock Issuances to Third Parties

We follow an accounting policy of income statement recognition for parent company gains or losses from issuances of common stock by subsidiaries to unaffiliated third parties.

L.  Foreign Currency Translation

We followed the principles of SFAS 52, "Foreign Currency Translation," for recording our investments in foreign affiliates. Under this statement, all elements of the financial statements are translated by using a current exchange rate. Translation adjustments result from changes in exchange rates from one reporting period to another. At December 31, 2006 and 2005, SFAS 52 was not applicable to KeySpan since we completed the sale of our remaining foreign investment in the first quarter of 2005.

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

Under the requirements of SFAS 128, "Earnings Per Share" our basic and diluted EPS are as follows:

---------------------------------------------------------------------------------------------------------------
                                                                                 Year Ended December 31,
(In Millions of Dollars, Except Per Share Amounts)                         2006           2005           2004
---------------------------------------------------------------------------------------------------------------
Earnings for common stock                                              $   434.2      $   388.0      $   458.1
---------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding (000)                                175,040        169,940        160,294
Add dilutive securities:
Options                                                                      991            861            983
Performance shares                                                           120              -              -
---------------------------------------------------------------------------------------------------------------
Total weighted average shares outstanding - assuming dilution            176,151        170,801        161,277
---------------------------------------------------------------------------------------------------------------
Basic earnings per share                                               $    2.48      $    2.28      $    2.86
---------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                             $    2.46      $    2.27      $    2.84
---------------------------------------------------------------------------------------------------------------

N.   Stock Based Compensation

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

Under the Incentive Plan, 19,250,000 shares were authorized for issuance of which the total shares awarded to date include 16.9 million stock options, 222,143 shares of restricted stock, and 891,555 performance shares. At December 31, 2006, after adjusting for forfeitures, there are approximately 3.0 million shares still eligible to be granted under the Incentive Plan. In addition, under previous plans, there were an additional 1.7 million shares authorized for which approximately 1.2 million stock options were awarded.

In 2005, KeySpan continued to apply APB Opinion 25 "Accounting for Stock Issued to Employees," in accounting for grants awarded prior to January 1, 2003. No compensation cost had been recognized for these stock option awards since the exercise prices and market values were equal on the grant dates. Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under the plans consistent with SFAS 123 "Accounting for Stock-Based Compensation," our net income and earnings per share for the twelve months ended December 31, 2005 and 2004 would have decreased to the pro-forma amounts indicated below:

-----------------------------------------------------------------------------------------------------------------
                                                                                       Year Ended December 31,
(In Millions of Dollars, Except Per Share Amounts)                                   2005                  2004
-----------------------------------------------------------------------------------------------------------------
Earnings available for common stock:
As reported                                                                        $ 388.0               $ 458.1
     Add: recorded stock-based compensation expense, net of tax                        7.0                   9.1
     Deduct: total stock-based compensation expense, net of tax                       (8.9)                (12.4)
-----------------------------------------------------------------------------------------------------------------
Pro-forma earnings                                                                 $ 386.1               $ 454.8
-----------------------------------------------------------------------------------------------------------------
Earnings per share:
     Basic - as reported                                                           $  2.28               $  2.86
     Basic - pro-forma                                                             $  2.27               $  2.84

     Diluted - as reported                                                         $  2.27               $  2.84
     Diluted - pro-forma                                                           $  2.26               $  2.82
-----------------------------------------------------------------------------------------------------------------

In 2003, KeySpan adopted the prospective method of transition of accounting for stock based compensation expense in accordance with SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." Accordingly, compensation expense has been recognized by employing the fair value recognition provisions of SFAS 123 for grants awarded after January 1, 2003.

In January 2006, KeySpan adopted SFAS 123 (revised 2004) "Share-Based Payment ("SFAS 123R")." The implementation of this standard required KeySpan to expense certain stock options that had previously been accounted for under the requirements of APB Opinion 25 and related Interpretations, i.e. awards issued prior to January 1, 2003. No compensation cost had been recognized for these fixed stock option plans in the Consolidated Financial Statements since the exercise prices and market values were equal on the grant dates. For the twelve months ended December 31, 2006, KeySpan recorded an expense of $1.4 million for stock option awards previously accounted for under APB 25 and which have now fully vested.

The following table presents the actual expense for all of KeySpan's stock based compensation awards recorded in the Consolidated Statement of Income for the periods indicated.

-------------------------------------------------------------------------------------------------------------------------
                                                                                        Year Ended December 31,
(In Millions of Dollars)                                                     2006                2005               2004
-------------------------------------------------------------------------------------------------------------------------
Performance shares                                                         $  8.2              $ (1.0)             $ 4.9
Restricted stock                                                              4.1                 0.9                0.7
Stock options                                                                 6.1                 5.5                3.7
EDSPP discount                                                                4.8                 5.4                4.7
-------------------------------------------------------------------------------------------------------------------------
Total stock-based compensation included in operations and
maintenance expense                                                          23.2                10.8               14.0
Income tax benefit                                                           (8.1)               (3.8)              (4.9)
-------------------------------------------------------------------------------------------------------------------------
Total stock based compensation expense, net of tax                         $ 15.1              $  7.0              $ 9.1
-------------------------------------------------------------------------------------------------------------------------

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

During the twelve months ended December 31, 2006, 2005 and 2004 cash received from stock options exercised was $31.1 million, $43.0 million and $32.2 million, respectively. The tax benefit realized for tax deductions from stock options exercised during the twelve months ended December 31, 2006, 2005 and 2004 was less than the recognized compensation expense and accordingly there were no excess tax deductions reported in the financing section of the Consolidated Statement of Cash Flows.

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

The 2006 performance share award reflects the new performance condition criteria under SFAS 123R. In 2006, 315,900 performance shares were granted. Performance shares were granted with a three-year performance period with a threshold, target and maximum performance level. The number of performance shares earned at the end of the performance period can range from 0% to 150% of the shares granted and will be linked to two performance measures: the percentage improvement in return on invested capital, or "ROIC," and KeySpan's cumulative three-year total stockholder return, or "TSR," relative to the cumulative three-year TSR for the Standard and Poor's Utilities Group, using a matrix approach that encompasses both measures. The ROIC goal will act as the primary trigger. If the ROIC goal performance is below the threshold level, all shares shall be forfeited without payment. Upon a change of control, performance shares shall be distributed based upon the greater of the number of performance shares awarded at target level or the number of shares earned based on actual performance through the change of control date. Performance share awards were priced at fair value on the date of grant. The unearned compensation as of December 31, 2006 associated with all of the performance share awards was $11.5 million.

Restricted Stock Awards

KeySpan has made certain grants of restricted stock to officers and directors under the Incentive Plan. Awards of restricted stock were made in 2002, 2005 and 2006. These awards may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to the 2002 and 2005 awards was amortized to compensation expense over the vesting period. The share-based expense for these awards was determined based on the fair value of the stock at the date of grant applied to the total number of shares that were anticipated to fully vest. The 2002 and 2005 awards expense has been fully amortized and the 2006 award was expensed in 2006. Upon a change of control, all restricted stock awards will vest immediately.

Employee Discount Stock Purchase Plan

KeySpan's Employee Discount Stock Purchase Plan ("EDSPP") allows KeySpan employees to purchase shares of KeySpan stock at a 10% discount through payroll deductions. KeySpan is currently expensing the discount. The number of shares of common stock authorized for issuance under the EDSPP is 1,750,000 shares and there are 358,731 shares remaining to be issued.

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

The value of all stock option grants are estimated on the date of the grant using the Black-Scholes option-pricing model. There were no stock options granted in 2006. The following table presents the weighted average fair value, exercise price and assumptions used for the 2005 and 2004 stock option grants:


-------------------------------------------------------------------------
                                                 Year Ended December 31,
                                                  2005             2004
-------------------------------------------------------------------------
Fair value of grants issued                 $     6.15       $      5.47
Dividend yield                                    4.64%            4.74%
Expected volatility                              22.63%           23.48%
Risk free rate                                    4.10%            3.22%
Expected lives                                6.4 years        6.5 years
Exercise price                              $     39.25      $     37.54
-------------------------------------------------------------------------


A summary of the status of our fixed stock option plans and changes is presented below for the periods indicated:

-----------------------------------------------------------------------------------------------------------------------------------
                                 2006                                  2005                                  2004
-----------------  -------------------------------------  -----------------------------------  ------------------------------------

                                Weighted    Aggregate                Weighted   Aggregate                    Weighted    Aggregate
                                Average     Intrinsic                Average    Intrinsic                    Average     Intrinsic
                                Exercise      Value                  Exercise      Value                     Exercise      Value
 Fixed Options     Shares        Price    (In Millions)     Shares    Price    (In Millions)      Shares       Price   (In Millions)
-----------------------------------------------------------------------------------------------------------------------------------
Outstanding at
 beginning of
 period           10,443,055    $ 33.74                  10,540,946    $ 32.61                  10,320,743    $ 31.39
Granted during
 the year                  -    $     -                   1,451,650    $ 39.25                   1,602,850    $ 37.54
Exercised           (955,500)   $ 32.54                  (1,400,190)   $ 30.65                  (1,150,464)   $ 28.05
Forfeited            (84,451)   $ 38.54                    (149,351)   $ 36.32                    (232,183)   $ 35.18
-----------------------------------------------------------------------------------------------------------------------------------
Outstanding at
 end of period     9,403,104    $ 33.82          $ 66.4  10,443,055    $ 33.74        $ 34.8    10,540,946    $ 32.61       $ 73.2
-----------------------------------------------------------------------------------------------------------------------------------
Exercisable at
 end of period     6,885,572    $ 32.73          $ 56.1   5,673,084    $ 31.55        $ 29.1     5,523,259    $ 30.39       $ 50.6
-----------------------------------------------------------------------------------------------------------------------------------


The total intrinsic value of the options exercised during the 12 months ended December 31, 2006, 2005 and 2004 was approximately $6.8 million, $11.4 million and $11.3 million, respectively.

----------------------------------------------------------------------------------------------------------------------------------

Remaining            Options          Weighted           Range of            Options                Weighted           Range of
Contractual      Outstanding at       Average            Exercise         Exercisable at            Average            Exercise
Life            December 31, 2006   Exercise Price        Price         December 31, 2006       Exercise Price          Price
----------------------------------------------------------------------------------------------------------------------------------
 1 year                      -               -                    -                 -                      -                    -
 2 years               185,000           32.63                32.63           185,000                  32.63                32.63
 3 years               681,958           28.00        24.73 - 29.38           681,958                  28.00        24.73 - 29.38
 4 years               382,181           26.97        21.99 - 27.06           382,181                  26.97        21.99 - 27.06
 5 years               960,947           22.69        22.50 - 32.76           960,947                  22.69        22.50 - 32.76
 6 years             1,511,064           39.50                39.50         1,511,064                  39.50                39.50
 7 years             1,750,205           32.66                32.66         1,422,105                  32.66                32.66
 8 years             1,165,112           32.40                32.40           766,552                  32.40                32.40
 9 years             1,414,766           37.54                37.54           655,231                  37.54                37.54
 10 years            1,351,871           39.25                39.25           320,534                  39.25                39.25
----------------------------------------------------------------------------------------------------------------------------------
                     9,403,104                                              6,885,572
----------------------------------------------------------------------------------------------------------------------------------


As of December 31, 2006, there are approximately 2.5 million options which have not yet vested. The unearned compensation cost related to these stock option awards is $3.2 million which is expected to be recognized over a weighted average period of 2 years.

O.   Recent Accounting Pronouncements

In February 2007, Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 159 "The Fair Value Option for Financial Assets and Financial Liabilities." This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement requires a business entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. An entity may decide whether to elect the fair value option for each eligible item on its election date, subject to certain requirements described in the statement. This statement shall be effective as of the beginning of each reporting entity's first fiscal year that begins after November 15, 2007. KeySpan is currently reviewing the requirements of this statement and, at this point in time, we can not determine the impact, if any, that this statement may have on results of operations, financial position or cash flows.

On September 29, 2006, the FASB issued SFAS 158 Employers' Accounting for Defined Benefit Pensions and Other Postretirement Benefit Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)." SFAS 158 requires employers to fully recognize all postretirement plans funded status on the balance sheet as a net liability or asset and requires an offsetting adjustment to accumulated other comprehensive income in shareholders' equity. Certain of KeySpan's subsidiaries are subject to deferral accounting requirements pursuant to rate agreements with the NYPSC, MADTE and NHPUC. Further, KeySpan has certain contractual rights to reimbursement for postretirement liabilities in its agreements with LIPA. As such, a portion of the offsetting position to the increase in the total postretirement liabilities has been reflected as a regulatory asset and contractual asset. SFAS 158 does not change how postretirement benefits are accounted for and reported in the income statement; companies will continue to apply existing accounting guidance. KeySpan adopted the provisions of SFAS 158 in December 2006. See Note 4 "Post Retirement Benefits" for further information on SFAS 158.

On September 15, 2006, the FASB issued SFAS 157 "Fair Value Measurements." This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value. SFAS 157 expands the disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value, the recurring fair value measurements using significant unobservable inputs and the effect of the measurement on earnings (or changes in net assets) for the period. The guidance in SFAS 157 also applies for derivatives and other financial instruments measured at fair value under Statement 133 "Accounting for Derivative Instruments and Hedging Activities" at initial recognition and in all subsequent periods. This Statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. KeySpan is currently reviewing the requirements of SFAS 157, and at this point in time cannot determine what impact, if any, SFAS 157 will have on its results of operations or financial position. This Statement will have no impact on cash flow.

On July 13, 2006, the FASB issued Interpretation No. 48 "Accounting for Uncertainty In Income Taxes." The FASB, in its interpretation of SFAS 109,
"Accounting for Income Taxes," seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement requirements related to accounting for income taxes. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Interpretation requires application for fiscal years beginning after December 15, 2006, for first quarter 2007 reporting. KeySpan is currently reviewing the requirements of this Interpretation and, at this point in time, we can not determine the impact, if any, that this Interpretation may have on results of operations and financial position.

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

P.   Impact of Cumulative Effect of Change in Accounting Principles

KeySpan implemented FASB Interpretation No. 47 ("FIN 47"), effective December 31, 2005. FIN 47 required KeySpan to record a liability and corresponding asset representing the present value of conditional asset retirement obligations associated with the retirement of tangible, long-lived assets on the date the obligations were incurred. At December 31, 2005, we recorded a $45.6 million liability and corresponding asset representing the present value of conditional asset retirement obligations associated with the retirement of tangible, long-lived assets on the date the obligations were incurred. For the $45.6 million initial asset recorded, approximately $4.3 million represents asset retirement costs that have been deferred on the Consolidated Balance Sheet and will be depreciated over the remaining life of the underlying associated assets lives. The remaining $41.3 million represented cumulative accretion and depreciation expense associated with the liability and asset from the dates the various obligations would have been recorded had this Interpretation been in effect at the time the obligations were incurred.

Of the $41.3 million recorded, $11.3 million ($6.6 million, after-tax), was recorded as a cumulative change in accounting principle on the Consolidated Statement of Income. The remaining $30.0 million was attributable to the Gas Distribution segment and was recorded as a reduction to removal cost recovered. For asset retirement costs incurred in the Gas Distribution segment, KeySpan is recovering these costs from utility customers and has been expensing a like amount through its depreciation expense. A portion of this depreciation expense represents removal costs not yet incurred. The $30.0 million recorded to removal cost recovered is for purposes of reclassifying a portion of this reserve to the asset retirement obligation. (See Note 7, "Contractual Obligations, Financial Guarantees and Contingencies - Asset Retirement Obligations" for further details.)

Under Accounting Principle Board Opinion No. 20 ("APB 20"), the pro-forma impact of the retroactive application resulting from the adoption of a change in accounting principle is to be disclosed as follows:

----------------------------------------------------------------------------------------------------------------------------
                                                                                                  Year Ended December 31,
(In Millions of Dollars, Except Per Share Amounts)                                              2005                  2004
----------------------------------------------------------------------------------------------------------------------------
Earnings for common stock                                                                     $ 388.0               $ 458.1
Add back: Cumulative effect of a change in accounting principle                                   6.6                     -
----------------------------------------------------------------------------------------------------------------------------
Earnings for common stock before cumulative effect of a change in
accounting principle                                                                            394.6                 458.1
     Less: FIN 47 Accretion expense, net of taxes                                                (0.5)                 (0.4)
     Add: FIN 47 Depreciation expense, net of taxes                                              (0.2)                 (0.2)
----------------------------------------------------------------------------------------------------------------------------
Pro-forma earnings                                                                            $ 393.9               $ 457.5
----------------------------------------------------------------------------------------------------------------------------

Earnings per share before cumulative change in accounting principle:
     Basic - as reported                                                                      $  2.32               $  2.86
     Basic - pro-forma                                                                        $  2.32               $  2.85

     Diluted - as reported                                                                    $  2.31               $  2.84
     Diluted - pro-forma                                                                      $  2.31               $  2.84
----------------------------------------------------------------------------------------------------------------------------

Earnings per share for common stock:
     Basic - as reported                                                                      $  2.28               $  2.86
     Basic - pro-forma                                                                        $  2.32               $  2.85

     Diluted - as reported                                                                    $  2.27               $  2.84
     Diluted - pro-forma                                                                      $  2.31               $  2.84
----------------------------------------------------------------------------------------------------------------------------


In addition to the above disclosure, FIN 47 requires disclosure of the pro-forma impact of the liability for the asset retirement obligation for the beginning of the earliest year presented and at the end of all years presented as if this Interpretation had been applied during all periods effected. The disclosure is as follows:

------------------------------------------------------------------------------------------
(In Millions of Dollars)                                             December 31,
                                                              2006                  2005
------------------------------------------------------------------------------------------
Asset retirement obligation - January 1                     $ 47.4                 $ 44.9
Accretion                                                      2.6                    2.5
Cost Incurred                                                 (2.7)                     -
------------------------------------------------------------------------------------------
Asset retirement obligation - December 31                   $ 47.3                 $ 47.4
------------------------------------------------------------------------------------------

Q.   Accumulated Other Comprehensive Income

As required by SFAS 130, "Reporting Comprehensive Income," the components of accumulated other comprehensive income are as follows:

-------------------------------------------------------------------------------------------
                                  December 31,
(In Millions of Dollars)                                            2006              2005
-------------------------------------------------------------------------------------------
Unrealized gains (losses) on marketable securities              $    1.1           $  (0.9)
Accrued unfunded pension obligation                                (25.6)            (63.5)
SFAS 158 transition                                               (148.0)                -
Unrealized losses on derivative financial instruments               (2.8)            (10.4)
-------------------------------------------------------------------------------------------
Accumulated other comprehensive loss                            $ (175.3)          $ (74.8)
-------------------------------------------------------------------------------------------



R.   Pension and Other Postretirement Plan Assets

Consistent with past practice and as required by SFAS 158, KeySpan values its pension and other postretirement assets using the year-end market value of those assets. Benefit obligations are also measured at year-end.

Note 2. Business Segments

We have four reportable segments: Gas Distribution, Electric Services, Energy Services and Energy Investments.

The Gas Distribution segment consists of our six gas distribution subsidiaries. KEDNY provides gas distribution services to customers in the New York City Boroughs of Brooklyn, Queens and Staten Island. KEDLI provides gas distribution services to customers in the Long Island Counties of Nassau and Suffolk and the Rockaway Peninsula of Queens County. The remaining gas distribution subsidiaries, collectively referred to as KEDNE, provide gas distribution service to customers in Massachusetts and New Hampshire.

The Electric Services segment consists of subsidiaries that operate the electric transmission and distribution system owned by LIPA; own and provide capacity to and produce energy for LIPA from our generating facilities located on Long Island; and manage fuel supplies for LIPA to fuel our Long Island generating facilities. These services are provided in accordance with existing long-term service contracts having remaining terms that range from one to six years and power purchase agreements having remaining terms that range from six to 20 years. On February 1, 2006, KeySpan and LIPA agreed to extend, amend and restate these contractual arrangements. (See Note 11, "2006 LIPA Settlement" for a further discussion of these agreements.) The Electric Services segment also includes subsidiaries that own or lease and operate the 2,200 MW Ravenswood Facility located in Queens, New York, and the 250 MW combined-cycle Ravenswood Expansion. Collectively the Ravenswood Facility and Ravenswood Expansion are referred to as the "Ravenswood Generating Station". All of the energy, capacity and ancillary services related to the Ravenswood Generating Station are sold to the NYISO energy markets. To finance the purchase and/or construction of the Ravenswood Generating Station, KeySpan entered into leasing arrangement for each facility. The Electric Services segment also conducts retail marketing of electricity to commercial customers. (See Note 7 "Contractual Obligations, Financial Guarantees and Contingencies" for further details on the leasing arrangements.)

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

In 2005, KeySpan sold its mechanical contracting subsidiaries. The operating results and financial position of these companies have been reflected as discontinued operations on the Consolidated Statement of Income and Consolidated Statement of Cash Flows for 2005. In the fourth quarter of 2004, KeySpan's investment in its mechanical contracting subsidiaries was written-down to an estimated fair value. During 2004, KeySpan recorded a non-cash goodwill impairment charge of $108.3 million ($80.3 million after tax, or $0.50 per share) associated with its mechanical contracting operations and certain remaining operations. In addition, an impairment charge of $100.3 million ($72.1 million after-tax or $0.45 per share) was also recorded to reduce the carrying value of the remaining assets of the mechanical contracting companies. (See Note 10 "Energy Services - Discontinued Operations" for additional details regarding these charges.) During the first six months of 2005, operating losses were incurred through the dates of sale of these companies of $4.1 million after-tax, including but not limited to costs incurred for employee related benefits. Partially offsetting these losses was a gain of $2.3 million associated with the related divestitures, reflecting the difference between the fair value estimates and the financial impact of the actual sale transactions. The net income impact of the operating losses and the disposal gain was a loss of $1.8 million, or $0.01 per share for the twelve months ended December 31, 2005.

The Energy Investments segment consists of our gas production and development investments, as well as certain other domestic energy-related investments. KeySpan's gas production and development activities include its wholly-owned subsidiaries Seneca Upshur Petroleum, Inc. ("Seneca-Upshur") and KeySpan Exploration and Production, LLC ("KeySpan Exploration"). Seneca-Upshur is engaged in gas production and development activities primarily in West Virginia. KeySpan Exploration is involved in a joint venture with Merit Energy Corporation, an independent oil and gas producer that purchased its interest in the Joint Venture from Houston Exploration.

This segment is also engaged in pipeline development activities. KeySpan and Spectra Energy Corporation (formerly part of Duke Energy Corporation) each own a 50% interest in the Islander East Pipeline Company, LLC ("Islander East").
Islander East was created to pursue the authorization and construction of an interstate pipeline from Connecticut, across Long Island Sound, to a terminus near Shoreham, Long Island. Once in service, the pipeline is expected to transport up to 260,000 DTH daily to the Long Island and New York City energy markets. Further, KeySpan has a 26.25% interest in the Millennium Pipeline Company LLC, the developer of the Millennium pipeline project, which is expected to have the capacity to transport up to 525,000 DTH of natural gas a day from Corning, New York to Ramapo, New York, where it will connect to an existing pipeline. Additionally, subsidiaries in this segment hold a 20% equity interest in the Iroquois Gas Transmission System LP, a pipeline that transports Canadian gas supply to markets in the northeastern United States. These investments are accounted for under the equity method. Accordingly, equity income from these investments is reflected as a component of operating income in the Consolidated Statement of Income.

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

During  the  first  five  months of 2004,  our gas  exploration  and  production investments also included a 55% equity interest in The Houston Exploration Company ("Houston Exploration"), an independent natural gas and oil exploration company located in Houston, Texas, the operations of which were fully consolidated in KeySpan's Consolidated Financial Statements. On June 2, 2004, KeySpan exchanged 10.8 million shares of common stock of Houston Exploration for 100% of the stock of Seneca-Upshur, previously a wholly owned subsidiary of Houston Exploration. This transaction reduced our interest in Houston Exploration from 55% to 23.5%. Effective June 1, 2004, Houston Exploration's earnings and our ownership interest in Houston Exploration were accounted for on the equity method of accounting. This transaction resulted in a gain to KeySpan of $150.1 million and was reflected in other income and (deductions) on the Consolidated Statement of Income. The deconsolidation of Houston Exploration required the recognition of certain deferred taxes on our remaining investment resulting in a net deferred tax expense of $44.1 million. Therefore, the net gain on the share exchange less the deferred tax provision was $106 million, or $0.66 per share.

In November 2004, KeySpan sold its remaining 23.5% interest in Houston Exploration (6.6 million shares) and received cash proceeds of approximately $369 million. KeySpan recorded a pre-tax gain of $179.6 million which is reflected in other income and (deductions) on the Consolidated Statement of Income. The after-tax gain was $116.8 million or $0.73 per share.

Houston Exploration's revenues, which are reflected in KeySpan's Consolidated Statement of Income in 2004 were $268.1 million. Houston Exploration's operating income, including KeySpan's share of equity earnings, was $138.5 million in 2004.

During the first quarter of 2004, we also had an approximate 61% investment in certain midstream natural gas assets in Western Canada through KeySpan Energy Canada Partnership ("KeySpan Canada"). These assets included 14 processing plants and associated gathering systems that produced approximately 1.5 BCFe of natural gas daily and provided associated natural gas liquids fractionation. These operations were fully consolidated in KeySpan's Consolidated Financial Statements. On April 1, 2004, KeySpan and KeySpan Facilities Income Fund (the "Fund"), which previously owned a 39.09% interest in KeySpan Canada, consummated a transaction whereby the Fund sold 15.617 million units of the Fund and acquired an additional 35.91% interest in KeySpan Canada from KeySpan. As a result of this transaction, KeySpan's ownership of KeySpan Canada decreased to 25%. KeySpan recorded a gain of $22.8 million ($10.1 million after-tax, or $0.06 per share) at the time of this transaction. This gain was reflected in other income and (deductions) on the Consolidated Statement of Income. Effective April 1, 2004 KeySpan Canada's earnings and our ownership interest in KeySpan Canada were accounted for on the equity method of accounting.

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

KeySpan Canada's revenues, which are reflected in KeySpan's Consolidated Statement of Income in 2004 were $25.2 million. KeySpan Canada's operating income, including KeySpan's share of equity earnings, was $16.5 million in 2004.

The accounting policies of the segments are the same as those used for the preparation of the Consolidated Financial Statements. The segments are strategic business units that are managed separately because of their different operating and regulatory environments. Operating results of our segments are evaluated by management on an operating income basis. For fiscal year 2004, the operating data of Houston Exploration has been separately displayed. The reportable segment information is as follows:

---------------------------------------------------------------------------------------------------------------------------------
                                               Gas           Electric      Energy        Energy
(In Millions of Dollars)                   Distribution      Services     Services     Investments     Eliminations  Consolidated
---------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2006
Unaffiliated revenue                            5,062.6       1,880.6        203.4           35.0                 -      7,181.6
Intersegment revenue                                  -             -          9.6            5.3             (14.9)           -
Depreciation, depletion and amortization          266.7         102.2          8.3            7.3              13.0        397.5
Gain on sales of property                             -           0.5            -            0.3               0.8          1.6
Income from equity investments                        -             -            -           13.1                 -         13.1
Operating income                                  568.6         293.0          5.3           15.5             (54.9)       827.5
Interest income                                     1.5           0.6          0.1            0.4              10.6         13.2
Interest charges                                  179.6          65.0         20.9            1.5             (10.9)       256.1
Total assets                                   10,536.6       2,471.8        192.3          351.3             885.5     14,437.5
Equity method investments                             -             -            -          124.2                 -        124.2
Construction expenditures                         400.5          78.9          8.0           18.7              17.9        524.0
---------------------------------------------------------------------------------------------------------------------------------

Eliminating items include intercompany interest income and expense and the elimination of certain intercompany accounts as well as activities of our corporate and administrative subsidiaries.

Electric Services revenues from LIPA and the NYISO of $1.8 billion for the year ended December 31, 2006 represents approximately 26% of our consolidated revenues during that period.

-----------------------------------------------------------------------------------------------------------------------------------
                                              Gas           Electric     Energy        Energy
(In Millions of Dollars)                  Distribution      Services    Services     Investments    Eliminations      Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2005
Unaffiliated revenue                           5,390.1       2,042.7       191.2           38.0                -           7,662.0
Intersegment revenue                                 -           4.6        10.8            5.0            (20.4)                -
Depreciation, depletion and amortization         277.0          91.7         7.6            6.8             13.4             396.5
Gain on sales of property                          0.1           1.2           -            0.1              0.2               1.6
Income from equity investments                       -             -           -           15.1                -              15.1
Operating income                                 565.7         342.3        (2.7)          20.6            (18.1)            907.8
Interest income                                    0.9           0.8         0.2            2.8              7.6              12.3
Interest charges                                 178.2          71.7        18.4            1.8             (0.8)            269.3
Total assets                                  10,052.5       2,348.0       199.0          341.9            871.2          13,812.6
Equity method investments                            -             -           -          106.7                -             106.7
Construction expenditures                        410.3          88.8         8.4           22.6              9.4             539.5
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

------------------------------------------------------------------------------------------------------------------------------------
                                     Gas         Electric    Energy        Houston      Other Energy
(In Millions of Dollars)         Distribution    Service     Services    Exploration     Investments    Eliminations    Consolidated
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

Note 3. Income Tax

KeySpan files a consolidated federal income tax return. A tax sharing agreement between the KeySpan's holding company and its subsidiaries provides for the allocation of a realized tax liability or asset based upon separate return contributions of each subsidiary to the consolidated taxable income or loss in the consolidated income tax return. The subsidiaries record income tax payable or receivable from KeySpan resulting from the inclusion of their taxable income or loss in the consolidated return.

Income tax expense is  reflected  as follows in the  Consolidated  Statement  of
Income:


----------------------------------------------------------------------------
                                            Year Ended December 31,
(In Millions of Dollars)              2006            2005             2004
----------------------------------------------------------------------------
Current Income Tax
  Federal                             41.3           175.7            205.1
  State and Local                     16.6            30.9             (3.2)
                            ------------------------------------------------
Total Current Income Tax           $  57.9         $ 206.6          $ 201.9
                            ------------------------------------------------
Deferred Income Tax
  Federal                             93.8            17.1            118.3
  State and Local                     23.8            15.6              5.3
                            ------------------------------------------------
Total Deferred Income Tax          $ 117.6         $  32.7          $ 123.6
----------------------------------------------------------------------------
Total income tax                   $ 175.5         $ 239.3          $ 325.5
----------------------------------------------------------------------------

At December 31, the significant components of KeySpan's deferred tax assets and liabilities calculated under the provisions of SFAS No.109 "Accounting for Income Taxes" were as follows:

--------------------------------------------------------------------------------
                                                          December 31,
(In Millions of Dollars)                           2006                  2005
--------------------------------------------------------------------------------
Reserves not currently deductible             $     46.1             $     28.4
State income tax                                   (49.7)                 (20.6)
Property related differences                    (1,179.3)              (1,080.8)
Regulatory tax asset                               (29.3)                 (24.5)
Employess benefits and compensation                 24.6                  (30.3)
Property taxes                                     (82.7)                 (84.1)
Other items - net                                   93.9                   54.0
--------------------------------------------------------------------------------
Net deferred tax liability                    $ (1,176.4)            $ (1,157.9)
--------------------------------------------------------------------------------


The federal income tax amounts included in the Consolidated Statement of Income differ from the amounts which result from applying the statutory federal income tax rate to income before income tax.

The table below sets forth the reasons for such differences:

---------------------------------------------------------------------------------------------------------------------
                                                                                 Year Ended December 31,
(In Millions of Dollars)                                           2006                 2005                2004
---------------------------------------------------------------------------------------------------------------------
Computed at the statutory rate                              $      213.2         $      223.3         $     329.1
Adjustments related to:
State income tax, net of Federal benefit                            29.4                 29.0                24.8
Tax credits                                                         (1.3)                (1.4)               (2.2)
Removal costs                                                       (2.1)                (2.9)               (0.6)
Accrual to return adjustments                                       (3.8)                 6.7               (10.7)
Sale of subsidiary stock                                               -                    -               (22.5)
Minority interest in Houston Exploration                               -                    -                12.9
Contribution of land                                                   -                 (3.8)                  -
Dividends paid to employee benefit plan                             (3.7)                (3.9)               (3.6)
Impact of IRS audit settlement                                     (44.5)                   -                   -
Impact of NYC audit settlement                                      (7.1)                   -                   -
Other items - net                                                   (4.6)                 (7.7)               (1.7)
---------------------------------------------------------------------------------------------------------------------
Total income tax                                            $      175.5         $      239.3         $     325.5
---------------------------------------------------------------------------------------------------------------------
Effective income tax rate (1)                                        29%                  38%                 35%
---------------------------------------------------------------------------------------------------------------------

(1) Reflects both federal as well as state income taxes.

KeySpan's consolidated effective income tax rate, including city and state income taxes, was 28.8% for the twelve months ended December 31, 2006 compared to 37.5% for the corresponding period in 2005. In 2006, KeySpan resolved its dispute with the New York City Department of Taxation and Finance with respect to income taxes relating to the operations of its merchant electric generating facility. As a result of the favorable settlement of this issue, KeySpan reversed a previously recorded tax reserve of $11.9 million ($7.1 million after federal income taxes). In addition, pursuant to indemnity obligations contained in the Long Island Lighting Company ("LILCO") / KeySpan merger agreement of May 1998, KeySpan had been working with the Internal Revenue Service ("IRS") to resolve certain disputes with regard to LILCO's tax returns for the tax years ended December 31, 1996 through March 31, 1999 and KeySpan's and The Brooklyn Union Gas Company's (d/b/a KEDNY) tax returns for the years ended September 30, 1997 through December 31, 1998. A settlement of the outstanding issues was reached in 2006 and, following IRS procedure, the settlement was submitted to the Joint Committee on Taxation on October 30, 2006 for final approval, which is expected in early 2007. Accordingly, KeySpan reversed $44.5 million of previously established tax reserves. Further, a $3.4 million benefit was recorded in 2006 reflecting an accrual for prior investment tax credits that KeySpan is entitled to. KeySpan has recently filed amended tax returns to reflect its entitlement to investment tax credits for the period 2000 through 2004. The decrease in the effective tax rate for the twelve months ended December 31, 2006 compared to the same period in 2005, was primarily due to the aforementioned items.

The IRS has also recently commenced the examination of KeySpan's tax returns for the years ended December 31, 2002 and 2003. At this time, we cannot predict the result of these audits.

The American Jobs Creation Act of 2004, signed into law on October 22, 2004 provides for a special one-time tax deduction, or dividend received deduction ("DRD") of 85% of qualifying foreign earnings that were repatriated in 2004 or 2005. We currently estimate that KeySpan has repatriated dividends of approximately $9.5 million of earnings under this provision and received, as a result, a tax benefit of $2.8 million.

As of December 31, 2006 KeySpan has $412 million of state net operating losses which will expire between 2011 and 2022.

Note 4.  Postretirement Benefits

Pension Plans. The following information represents the consolidated results for our noncontributory defined benefit pension plans which cover substantially all employees. Benefits are based on years of service and compensation. Funding for pensions is in accordance with requirements of federal law and regulations. KEDLI and Boston Gas Company are subject to certain deferral accounting requirements mandated by the NYPSC and MADTE, respectively for pension costs and other postretirement benefit costs. Further, KeySpan's electric subsidiaries are subject to certain "true-up" provisions in accordance with the LIPA service agreements.

The calculation of net periodic pension cost is as follows:

------------------------------------------------------------------------------------------------
                                                                  Year Ended December 31,
(In Millions of Dollars)                                   2006           2005           2004
------------------------------------------------------------------------------------------------
Service cost, benefits earned during the period     $       62.7    $     56.5     $     52.9
Interest cost on projected benefit obligation              155.1         148.5          144.2
Expected return on plan assets                            (186.0)       (173.1)        (158.2)
Net amortization and deferral                               88.7          74.1           63.3
Special termination benefits                                   -          2.2               -
------------------------------------------------------------------------------------------------
Total pension cost                                  $      120.5    $    108.2     $    102.2
------------------------------------------------------------------------------------------------

The following table sets forth the pension plans' funded status at December 31, 2006 and December 31, 2005.

----------------------------------------------------------------------------------------------------------------
                                                                                        Year Ended December 31,
(In Millions of Dollars)                                                                2006             2005
----------------------------------------------------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at beginning of period                                           $ (2,715.0)      $ (2,520.1)
Service cost                                                                             (62.7)           (56.6)
Interest cost                                                                           (155.0)          (148.5)
Amendments                                                                               (11.5)            (0.1)
Actuarial loss                                                                            28.3           (117.9)
Benefits paid                                                                            133.8            130.4
Special termination benefits                                                                 -             (2.2)
----------------------------------------------------------------------------------------------------------------
Benefit obligation at end of period                                                 $ (2,782.1)      $ (2,715.0)
----------------------------------------------------------------------------------------------------------------
Change in plan assets:
Fair value of plan assets at beginning of period                                       2,213.5          2,028.9
Actual return on plan assets                                                             299.6            166.7
Employer contribution                                                                     94.9            148.3
Benefits paid                                                                           (133.8)          (130.4)
----------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of period                                             2,474.2          2,213.5
----------------------------------------------------------------------------------------------------------------

Funded status                                                                           (307.9)          (501.5)
----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
Amounts recognized in the statement of financial position consist of:
Noncurrent assets                                                                   $        -
Current liabilities                                                                       (6.3)
Noncurrent liabilities                                                                  (301.6)
-----------------------------------------------------------------------------------------------
Total                                                                               $   (307.9)
-----------------------------------------------------------------------------------------------

Amounts recognized in accumulated other comprehensive income consist of:
Net gain/(loss)                                                                     $   (451.8)
Prior service cost                                                                       (49.4)
-----------------------------------------------------------------------------------------------
Total                                                                               $   (501.2)*
-----------------------------------------------------------------------------------------------
Estimated amounts of accumulated other comprehensive income to be recognized in the next fiscal year through net periodic pension cost:
Net gain/(loss)                                                                     $    (53.3)
Prior service cost                                                                       (10.3)
-----------------------------------------------------------------------------------------------
Total                                                                               $    (63.6)*
-----------------------------------------------------------------------------------------------

*The above amounts are before adjustments for regulatory and contractual deferrals and deferred taxes

The table below details the end-of-year assumptions used for both the net periodic cost calculations and liability amounts.

-----------------------------------------------------------------------------------------------
                                                                Year End December 31,
                                                      2006        2005        2004      2003
-----------------------------------------------------------------------------------------------
Assumptions:
Obligation discount                                   6.00%       5.75%       6.00%      6.25%
Asset return, net of expenses                         8.50%       8.50%       8.50%      8.50%
Average annual increase in compensation               4.00%       4.00%       4.00%      4.00%
-----------------------------------------------------------------------------------------------

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:


-------------------------------------------------
(In Millions of Dollars)         Pension Benefits
-------------------------------------------------

      2007                           $ 138.3
      2008                           $ 141.8
      2009                           $ 145.5
      2010                           $ 150.4
      2011                           $ 156.0
      Years 2012- 2016               $ 906.4
-------------------------------------------------


Under Funded Pension Obligation. SFAS 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" requires full balance sheet recognition of the net overfunded or underfunded status of each pension and other postretirement plan. The funded status of pension plans is to be measured as the difference between the fair value of plan assets minus the projected benefit obligation. At December 31, 2006, KeySpan's projected benefit obligation was in excess of pension assets by $307.9 million. Amounts that are not recognized in net periodic benefit costs will be recorded through accumulated other comprehensive income. At December 31, 2006, the amount recognized in accumulated other comprehensive income was $134.7 million, net of tax and regulatory and contractual deferrals.

The following table reconciles the 2005 Consolidated Balance Sheet with the impact of SFAS 158:

------------------------------------------------------------------------------
(In Millions of Dollars)                                       Pension
------------------------------------------------------------------------------
                                                        Liability       AOCI
------------------------------------------------------------------------------
Prepaid Asset December 31, 2005                        $  218.9      $      -
Additional minimum liability                             (257.4)        (63.5)
------------------------------------------------------------------------------
Balance at  December 31, 2005                             (38.5)        (63.5)
2006 activity                                             (25.6)            -
Reduction to additional minimum liability                 137.0         137.0
Incremental SFAS 158 liability                           (380.8)       (380.8)
Intangible asset reversal                                     -         (41.1)
Incremental deferrals and deferred taxes                      -         213.7
------------------------------------------------------------------------------
Balance at December 31, 2006                           $ (307.9)     $ (134.7)
------------------------------------------------------------------------------

At December 31, 2006 the projected benefit obligation, accumulated benefit obligation and value of assets for plans with accumulated benefit obligations in excess of plan assets were $1.4 billion, $1.3 billion and $1.2 billion, respectively.

At December 31, 2005 the accumulated benefit obligation was in excess of pension assets. As prescribed by SFAS 87 "Employers' Accounting for Pensions," KeySpan had a $257.4 million minimum liability at December 31, 2005, for this unfunded pension obligation. As permitted under accounting guidelines then applicable, these accruals were offset by a corresponding debit to a long-term asset up to the amount of accumulated unrecognized prior service costs. Any remaining amount was to be recorded in accumulated other comprehensive income on the Consolidated Balance Sheet.

Therefore, at December 31, 2005, we had a long-term asset in deferred charges other of $41.1 million, representing the amount of unrecognized prior service cost and a debit to accumulated other comprehensive income of $97.8 million, or $63.6 million after-tax. The remaining amount of $118.3 million was recorded as a contractual receivable from LIPA of $103.8 million and a regulatory asset of $14.5 million, representing the amounts that could be recovered from LIPA and the Boston Gas ratepayer in accordance with our service and rate agreements.

At December 31, 2005 the projected benefit obligation, accumulated benefit obligation and value of assets for plans with accumulated benefit obligations in excess of plan assets were $1.4 billion, $1.3 billion and $997 million, respectively.

Other Postretirement Benefits. The following information represents the consolidated results for our non-contributory defined benefit plans covering certain health care and life insurance benefits for retired employees. We have been funding a portion of future benefits over employees' active service lives through Voluntary Employee Beneficiary Association ("VEBA") trusts. Contributions to VEBA trusts are tax deductible, subject to limitations contained in the Internal Revenue Code.

Net  periodic   other   postretirement   benefit  cost  included  the  following
components:


--------------------------------------------------------------------------------------
                                                             Year Ended December 31,
(In Millions of Dollars)                                  2006        2005      2004
--------------------------------------------------------------------------------------
Service cost, benefits earned during the period         $  24.9     $  24.4    $ 19.7
Interest cost on accumulated
   postretirement benefit obligation                       74.9        75.7      70.2
Expected return on plan assets                            (36.6)      (36.1)    (33.9)
Net amortization and deferral                              57.3        59.9      41.0
Special termination benefit                                   -         1.7         -
--------------------------------------------------------------------------------------
Other postretirement cost                               $ 120.5     $ 125.6    $ 97.0
--------------------------------------------------------------------------------------

The following table sets forth the plans' funded status at December 31, 2006 and December 31, 2005.

-----------------------------------------------------------------------------------------------------------
                                                                                    Year Ended December 31,
(In Millions of Dollars)                                                              2006          2005
-----------------------------------------------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at beginning of period                                        $ (1,414.3)    $ (1,336.7)
Actual Medicare Part D subsidy received                                                (0.9)             -
Expected less actual Medicare Part D subsidy received in 2006                          (2.7)             -
Service cost                                                                          (24.9)         (24.4)
Interest cost                                                                         (74.9)         (75.7)
Plan participants' contributions                                                       (3.5)          (3.4)
Amendments                                                                                -            3.2
Actuarial gain (loss)                                                                 132.4          (38.3)
Benefits paid                                                                          65.8           62.7
Special termination benefit                                                               -           (1.7)
-----------------------------------------------------------------------------------------------------------
Benefit obligation at end of period                                                (1,323.0)      (1,414.3)
-----------------------------------------------------------------------------------------------------------
Change in plan  assets:
Fair value of plan assets at beginning of period                                      469.6          464.0
Actual return on plan assets                                                           56.8           29.1
Employer contribution                                                                  36.3           35.8
Plan participants' contributions                                                        3.5            3.4
Benefits paid                                                                         (65.8)         (62.7)
-----------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of period                                            500.4          469.6
-----------------------------------------------------------------------------------------------------------

Funded status                                                                        (822.6)        (944.7)
-----------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------
Amounts recognized in the statement of financial position consist of:
Noncurrent assets                                                                $     13.6
Current liabilities                                                                    (6.6)
Noncurrent liabilities                                                               (829.6)
--------------------------------------------------------------------------------------------
Total                                                                            $   (822.6)
--------------------------------------------------------------------------------------------

Amounts recognized in accumulated other comprehensive income consist of:
Net gain / (loss)                                                                $   (337.9)
Prior service cost                                                                     85.1
--------------------------------------------------------------------------------------------
Total                                                                            $   (252.8)*
--------------------------------------------------------------------------------------------
Estimated amounts of accumulated other comprehensive income to be recognized in the next fiscal year through net periodic pension cost:
Net gain / (losss)                                                               $    (61.4)
Prior service cost                                                                     12.3
--------------------------------------------------------------------------------------------
Total                                                                            $    (49.1)*
--------------------------------------------------------------------------------------------

*The above amounts are before adjustments for regulatory and contractual deferrals and deferred taxes

The table below details the end-of-year assumptions used for both the net periodic cost calculations and liability amounts.

---------------------------------------------------------------------------------------------------
                                                                    Year End December 31,
                                                         2006         2005         2004      2003
---------------------------------------------------------------------------------------------------
Assumptions:
Obligation discount                                      6.00%        5.75%        6.00%     6.25%
Asset return, net of tax                                 8.25%        8.25%        8.25%     8.00%
Average annual increase in compensation                  4.00%        4.00%        4.00%     4.00%
---------------------------------------------------------------------------------------------------


The measurement of plan liabilities assumes a health care cost trend rate of 9.0% grading down to 4.75% in the year 2012. A 1% increase in the health care cost trend rate would have the effect of increasing the accumulated postretirement benefit obligation as of December 31, 2006 by $157.3 million and the net periodic health care expense by $14.5 million. A 1% decrease in the health care cost trend rate would have the effect of decreasing the accumulated postretirement benefit obligation as of December 31, 2006 by $137.4 million and the net periodic health care expense by $12.3 million.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:


-------------------------------------------------------------------------------
                                    Gross Benefit           Subsidiary Receipts
(In Millions of Dollars)               Payments                   Expected**
-------------------------------------------------------------------------------

      2007                              $ 68.0                     $ 3.9
      2008                              $ 72.4                     $ 4.3
      2009                              $ 77.1                     $ 4.6
      2010                              $ 81.6                     $ 4.9
      2011                              $ 85.6                     $ 5.2
      Years 2012- 2016                 $ 472.4                    $ 29.7
--------------------------------------------------------------------------------

** Rebates are based on calendar year in which prescription drug costs are incurred. Actual receipt of rebates may occur in the following year.



Under Funded Other Postretirement Obligation. As noted previously, SFAS 158 requires full balance sheet recognition of the net overfunded or underfunded status of each pension and other postretirement plan. The funded status of other postretirement plans is to be measured as the difference between the fair value of plan assets minus the accumulated benefit obligation. At December 31, 2006, KeySpan's accumulated benefit obligation was in excess of other postretiment assets by $822.6 million. Amounts that are not recognized in net periodic benefit costs will be recorded through accumulated other comprehensive income. At December 31, 2006, the amount recognized in accumulated other comprehensive income was $39.0 million, net of tax and regulatory and contractual deferrals.

The following table reconciles the 2005 Consolidated Balance Sheet with the impact of FAS 158:

-------------------------------------------------------------------------------
(In Millions of Dollars)                                         OPEB
-------------------------------------------------------------------------------
                                                       Liability         AOCI
------------------------------------------------------------------------------
 Accrual at December 31, 2005                        $ (484.7)         $     -
-------------------------------------------------------------------------------
2006 activity                                           (85.1)               -
Incremental SFAS 158 liability                         (252.8)          (252.8)
Incremental deferrals and deferred taxes                    -            213.8
-------------------------------------------------------------------------------
Balance at December 31, 2006                         $ (822.6)         $ (39.0)
-------------------------------------------------------------------------------

At December 31, 2006, KeySpan had a contractual receivable from LIPA of $583.7 million representing pension and other postretirement benefits associated with the electric business unit employees recorded in deferred charges other on the Consolidated Balance Sheet. LIPA has been reimbursing us for costs related to the postretirement benefits of the electric business unit employees in accordance with the LIPA Agreements.

Pension/Other Post Retirement Benefit Plan Assets. KeySpan's weighted average asset allocations at December 31, 2006 and 2005, by asset category, for both the pension and other postretirement benefit plans are as follows:

-----------------------------------------------------------------------------
                                       Pension                    OPEB
Asset Category                    2006         2005         2006       2005
-----------------------------------------------------------------------------
Equity securities                   67%          65%          69%        70%
Debt securities                     26%          27%          24%        23%
Cash and equivalents                 1%           3%           2%         2%
Venture capital                      6%           5%           5%         5%
-----------------------------------------------------------------------------
Total                              100%         100%         100%       100%
-----------------------------------------------------------------------------

The long-term rate of return on assets (pre-tax) is assumed to be 8.5%, net of expenses which management believes is an appropriate long-term expected rate of return on assets based on our investment strategy, asset allocation mix and the historical performance of equity and fixed income investments over long periods of time. The actual ten- year compound rate of return, net of expenses, for our Plans is greater than 8.5%.

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

Cash Contributions. In 2007, KeySpan is expected to contribute approximately $95 million to its pension plan and approximately $36 million to its other postretirement benefit plan.

Defined Contribution Plan. KeySpan also offers both its union and management employees a defined contribution plan. Both the KeySpan Energy 401(k) Plan for Management Employees and the KeySpan Energy 401(k) Plan for Union Employees are available to all eligible employees. These Plans are defined contribution plans subject to Title I of the Employee Retirement Income Security Act of 1974 ("ERISA"). Eligible employees contributing to the Plan may receive certain employer contributions including matching contributions and a 10% discount on the purchase of KeySpan common stock in the Plan. The matching contributions were in KeySpan's common stock until January 2006. The matching contributions are now determined at election of KeySpan employees. For the years ended December 31, 2006, 2005 and 2004, we recorded an expense of $14.7 million, $15.2 million, and $14.7 million, respectively.

Required disclosures on the Impact of the Adoption of SFAS No.158 on the Balance Sheet. SFAS 158 requires that in the transition year KeySpan must first calculate the minimum pension liability as of the end of the year the statute is implemented and disclose the change that would have been reflected in OCI for that year. The difference between the recorded amounts in OCI and the amounts reflected in the implementation of SFAS 158 constitute the transition adjustment amount. The following table reflects the effect of the transition.

-------------------------------------------------------------------------------------------------------------
(In Millions of Dollars)
-------------------------------------------------------------------------------------------------------------
                                                      December 31, 2006    SFAS 158        December 31,
                                                      Before SFAS 158      Transition          2006
-------------------------------------------------------------------------------------------------------------
Miscellaneous regulatory assets                           $   710.9        $  226.6        $   937.5
Other deferred charges                                    $   695.2        $  179.9        $   875.1
Deferred income taxes                                     $ 1,309.0        $ (132.6)       $ 1,176.4
Postretirement benefits and other reserves                $ 1,033.0        $  634.3        $ 1,667.3
Accumulated other comprehensive Income                    $   (27.3)       $ (148.0)       $  (175.3)
Total common equity                                       $ 4,666.8        $ (148.0)       $ 4,518.8
-------------------------------------------------------------------------------------------------------------

Note 5. Capital Stock

Common Stock. Currently KeySpan has 450,000,000 shares of authorized common stock. At December 31, 2006, KeySpan had 9.5 million shares, or $273.6 million of treasury stock outstanding. During 2006, KeySpan issued approximately 1.0 million shares out of treasury for the dividend reinvestment feature of our Investor Program, the Employee Discount Stock Purchase Plan, the 401(k) Plan and the Long-Term Incentive Compensation Plan.

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

Preferred Stock. We have the authority to issue 100,000,000 shares of preferred stock with the following classifications: 16,000,000 shares of preferred stock, par value $25 per share; 1,000,000 shares of preferred stock, par value $100 per share; and 83,000,000 shares of preferred stock, par value $.01 per share. There was no outstanding preferred stock at December 31, 2006 and 2005.

Note 6. Long-Term Debt And Commercial Paper

Notes Payable. During 2006, KeySpan issued at KEDNY and KEDLI, respectively, $400 million and $100 million of Senior Unsecured Notes at 5.60% due November 29, 2016. Additionally, KEDLI has $125 million of Medium-Term Notes at 6.90% due January 15, 2008, and $400 million of 7.875% Medium-Term Notes due February 1, 2010, outstanding at December 31, 2006 each of which is guaranteed by KeySpan.

KeySpan also has $1.9 billion of medium and long term notes outstanding at December 31, 2005 of which $950 million of these notes were associated with the acquisition of Eastern and ENI. These notes were issued in two series as follows: $700 million of 7.625% Notes due 2010 and $250 million of 8.00% Notes due 2030. In addition, KeySpan has $467.2 million of notes outstanding pursuant to the MEDS Equity Units conversion in 2005. The MEDS Equity Units consisted of a three-year forward purchase contract for our common stock and a six-year note. The purchase contract required us, three years from the date of issuance of the MEDS Equity Units, May 16, 2005, to issue and the investors to purchase, a number of shares of our common stock based on a formula tied to the market price of our common stock at that time. The 8.75% coupon was composed of interest payments on the six-year note of 4.9% and premium payments on the three-year equity forward contract of 3.85%.

In 2005, KeySpan was required to remarket the note component of the Equity Units and reset the interest rate to the then current market rate of interest; however, the reset interest rate could not be set below 4.9%. In March 2005, KeySpan remarketed the note component of $394.9 million of the Equity Units at the reset interest rate of 4.9% through their maturity date of May 2008. The balance of the notes ($65.1 million) were held by the original MEDS equity holders in accordance with their terms and not remarketed. KeySpan then exchanged $300 million of the remarketed notes for $307.2 million of new 30 year notes bearing an interest rate of 5.8%. Therefore, KeySpan now has $160 million of 4.9% notes outstanding with a maturity date of May 2008 and $307.2 million of 5.8% notes outstanding with a maturity date of April 2035 that are classified as medium and long term notes.

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

The remaining debt of $483.2 million had interest rates ranging from 4.65% to 9.75%.

Gas Facilities Revenue Bonds. KEDNY can issue tax-exempt bonds through the New York State Energy Research and Development Authority ("NYSERDA"). Whenever bonds are issued for new gas facilities projects, proceeds are deposited in trust and subsequently withdrawn to finance qualified expenditures. There are no sinking fund requirements on any of our Gas Facilities Revenue Bonds ("GFRBs"). At December 31, 2006, $640.5 million of GFRBs were outstanding. The interest rate on the variable rate series due through July 1, 2026 is reset weekly and ranged from 2.55% to 3.65% during the year ended December 31, 2006, at which time the rate was 3.65%.

Promissory Notes to LIPA. In connection with the KeySpan/LILCO transaction, KeySpan and certain of its subsidiaries issued promissory notes to LIPA to support certain debt obligations assumed by LIPA. At December 31, 2006, $155.4 million of these promissory notes remained outstanding. Under these promissory notes, KeySpan is required to obtain letters of credit to secure its payment obligations if its long-term debt is not rated at least in the "A" range by at least two nationally recognized statistical rating agencies. At December 31, 2006, KeySpan was in compliance with this requirement.

Industrial Development Revenue Bonds. At December 31, 2006, KeySpan had outstanding $128.3 million of tax-exempt bonds with a 5.25% coupon maturing in June 2027. Fifty-three million dollars of these Industrial Development Revenue Bonds were issued in its behalf through the Nassau County Industrial Development Authority for the construction of the Glenwood Energy Center, an electric-generation peaking plant, and the balance of $75 million was issued in its behalf by the Suffolk County Industrial Development Authority for the Port Jefferson Energy Center an electric-generation peaking plant. KeySpan has guaranteed all payment obligations of these subsidiaries with regard to these bonds.

First Mortgage Bonds. Colonial Gas Company had outstanding $95.0 million of first mortgage bonds at December 31, 2006. These bonds are secured by gas utility property. The first mortgage bond indentures include, among other provisions, limitations on: (i) the issuance of long-term debt; (ii) engaging in additional lease obligations; and (iii) the payment of dividends from retained earnings. At December 31, 2006, these bonds remain outstanding and have interest rates ranging from 6.34% to 8.80% and maturities that range from 2008-2028.

Authority Financing Notes. Certain of our electric generation subsidiaries can issue tax-exempt bonds through the NYSERDA. At December 31, 2006, $41.1 million of Authority Financing Notes 1999 Series A Pollution Control Revenue Bonds due October 1, 2028 were outstanding. The interest rate on these notes is reset based on an auction procedure. The interest rate during 2006 ranged from 2.70% to 3.65%, through December 31, 2006, at which time the rate was 3.65%.

We also have outstanding $24.9 million variable rate 1997 Series A Electric Facilities Revenue Bonds due December 1, 2027. The interest rate on these bonds is reset weekly and ranged from 2.98% to 4.00% for the year ended December 31, 2006, at which time the rate was 3.95%.

Ravenswood Master Lease. We have an arrangement with an unaffiliated variable interest financing entity through which we lease a portion of the Ravenswood Facility. We acquired the Ravenswood Facility, in part, through the variable interest entity, from the Consolidated Edison Company of New York ("Consolidated Edison") on June 18, 1999 for approximately $597 million. In order to reduce the initial cash requirements, we entered into a lease agreement (the "Master Lease") with the variable interest entity that acquired a portion of the facility, or three steam generating units, directly from Consolidated Edison and leased it to a KeySpan subsidiary. The variable interest financing entity acquired the property for $425 million, financed with debt of $412.3 million (97% of capitalization) and equity of $12.7 million (3% of capitalization). KeySpan has no ownership interests in the units or the variable interest entity. KeySpan has guaranteed all payment and performance obligations of our subsidiary under the Master Lease. Monthly lease payments are substantially equal to the monthly interest expense on the debt securities.

We have classified the Master Lease as $412.3 million of long-term debt on the Consolidated Balance Sheet based on our current status as primary beneficiary as defined in Financial Accounting Standards Board Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." Further, we have an asset on the Consolidated Balance Sheet for an amount substantially equal to the fair market value of the leased assets at the inception of the lease, less depreciation since that date, or approximately $307.7 million. Under the terms of our credit facilities, the Master Lease is considered debt in the ratio of debt-to-total capitalization. (See Note 7 "Contractual Obligations, Financial Guarantees and Contingencies" for additional information regarding the leasing arrangement associated with the Master Lease Agreement.)

Commercial Paper and Revolving Credit Agreements. KeySpan has two credit facilities, which total $1.5 billion - $920 million for five years through 2010, and $580 million through 2009 - which will continue to support KeySpan's commercial paper program for ongoing working capital needs.

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

The facilities contain certain affirmative and negative operating covenants, including restrictions on KeySpan's ability to mortgage, pledge, encumber or otherwise subject its utility property to any lien, as well as certain financial covenants that require us to, among other things, maintain a consolidated indebtedness to consolidated capitalization ratio of no more than 65% at the last day of any fiscal quarter. Violation of these covenants could result in the termination of the facilities and the required repayment of amounts borrowed thereunder, as well as possible cross defaults under other debt agreements. At December 31, 2006, KeySpan's consolidated indebtedness was 49.9% of its consolidated capitalization and KeySpan was in compliance with all covenants.

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

At December 31, 2006, we had cash and temporary cash investments of $210.9 million. During 2006, we repaid $572.6 million of commercial paper and, at December 31, 2006, $85.0 million of commercial paper was outstanding at a weighted average annualized interest rate of 5.43%. At December 31, 2006, KeySpan had the ability to issue up to an additional $1.4 billion, under its commercial paper program.

Capital Leases. Our subsidiaries lease certain facilities and equipment under long-term leases, which expire on various dates through 2014. The weighted average interest rate on these obligations was 6.0%.

Debt Maturity. The following table reflects the maturity schedule for our debt repayment requirements, including capitalized leases and related maturities, at December 31, 2006:

-------------------------------------------------------------------------------
                                    Long-Term         Capital
 (In Millions of Dollars)               Debt           Leases           Total
-------------------------------------------------------------------------------
 Repayments:
2007                                $       -         $  1.2         $     1.2
2008                                    305.0            1.1             306.1
2009                                    412.3            1.2             413.5
2010                                  1,110.0            1.3           1,111.3
2011                                     20.0            1.3              21.3
    Thereafter                        2,575.6            3.7           2,579.3
-------------------------------------------------------------------------------
                                    $ 4,422.9         $  9.8         $ 4,432.7
-------------------------------------------------------------------------------

Note 7.       Contractual Obligations, Financial Guarantees and Contingencies

Lease Obligations. Lease costs included in operating expense were $76.2 million in 2006 including the lease of KeySpan's Brooklyn headquarters of $10.7 million. KeySpan has a leveraged lease financing arrangement associated with the Ravenswood Expansion. The yearly operating lease expense is approximately $17 million per year. (See the caption below "Sale/Leaseback Transaction" for further details of this lease.) Lease costs also include leases for other buildings, office equipment, vehicles and power operated equipment. Lease costs for the year ended December 31, 2005 and 2004 were $76.5 million and $67.7 million, respectively. As previously mentioned, the Master Lease is consolidated and, as a result, lease payments are reflected as interest expense on the Consolidated Statement of Income. The future minimum cash lease payments under various leases, excluding the Master Lease, but including the Ravenswood Expansion lease, all of which are operating leases, are $103.8 million per year over the next five years and $580.1 million, in the aggregate, for all years thereafter. (See discussion below for further information regarding the Master Lease and the Ravenswood Expansion sale/leaseback transaction.)

Variable Interest Entity. As mentioned, KeySpan has an arrangement with a variable interest entity through which it leases a portion of the Ravenswood Facility. We acquired the Ravenswood Facility, a 2,200-megawatt electric generating facility located in Queens, New York, in part, through the variable interest entity from Consolidated Edison on June 18, 1999, for approximately $597 million. In order to reduce the initial cash requirements, we entered into the Master Lease with a variable interest, unaffiliated financing entity that acquired a portion of the facility, or three steam generating units, directly from Consolidated Edison and leased it to our subsidiary, KeySpan Ravenswood, LLC. The variable interest unaffiliated financing entity acquired the property for $425 million, financed with debt of $412.3 million (97% of capitalization) and equity of $12.7 million (3% of capitalization). KeySpan has no ownership interests in the units or the variable interest entity. KeySpan has guaranteed all payment and performance obligations of KeySpan Ravenswood, LLC, under the Master Lease. Monthly lease payments substantially equal the monthly interest expense on such debt securities. Interest expense for the year ended December 31, 2006 was $30.0 million.

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

We have classified the Master Lease as $412.3 million of long-term debt on the Consolidated Balance Sheet based on our current status as primary beneficiary. Further, we have an asset on the Consolidated Balance Sheet for an amount substantially equal to the fair market value of the leased assets at the inception of the lease, less depreciation since that date, or approximately $307.7 million. If KeySpan Ravenswood, LLC, was not able to fulfill its payment obligations with respect to the Master Lease payments, then the maximum amount KeySpan would be exposed to under its current guarantees would be $425 million plus the present value of the remaining lease payments through June 20, 2009.

Sale/leaseback Transaction. KeySpan also has a leveraged lease financing arrangement associated with the Ravenswood Expansion. In May 2004, the unit was acquired by a lessor from our subsidiary, KeySpan Ravenswood, LLC, and simultaneously leased back to that subsidiary. All the obligations of KeySpan Ravenswood, LLC have been unconditionally guaranteed by KeySpan. This lease transaction generated cash proceeds of $385 million, before transaction costs, which approximates the fair market value of the facility, as determined by a third-party appraiser. This lease transaction qualifies as an operating lease under SFAS 98 "Accounting for Leases: Sale/Leaseback Transactions Involving Real Estate; Sales-Type Leases of Real Estate; Definition of the Lease Term; an Initial Direct Costs of Direct Financing Leases, an amendment of FASB Statements No.13, 66, 91 and a rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11." The lease has an initial term of 36 years and the yearly operating lease expense is approximately $17 million per year. Lease payments will fluctuate from year to year, but are substantially paid over the first 16 years. The future minimum cash lease payments under this lease is approximately $171 million over the next five years and $378 million, in the aggregate, for all years thereafter. The sale/leaseback transaction resulted in a pre-tax gain of approximately $6 million which has been deferred and is being amortized over the life of the lease.

Asset Retirement Obligations. On December 31, 2005, KeySpan implemented FIN 47 "Accounting for Conditional Asset Retirement Obligations." FIN 47 was issued to clarify that the term conditional asset obligation used in SFAS 143 "Accounting for Asset Retirement Obligations" refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Previously, KeySpan adopted SFAS 143 on January 1, 2003. SFAS 143 required us to record a liability and corresponding asset representing the present value of legal obligations associated with the retirement of tangible, long-lived assets that existed at the inception of the obligation.

The following table presents our asset retirement obligation at December 31, 2006 and December 31, 2005:

-------------------------------------------------------------------------------------------
  (In Millions of Dollars)
  -----------------------------------------------------------------------------------------
  December 31,                                                    2006               2005
  -----------------------------------------------------------------------------------------
  Asset Retirement Obligations
  Asbestos removal                               (i)             $  3.5             $  3.5
  Tanks removal and cleaning                     (ii)               7.3                6.9
  Main -cutting, purging and capping             (iii)             29.7               30.6
  Wells - plug and capping                       (iv)               0.2                0.2
  KeySpan LNG tank demolition                    (v)                2.3                2.1
  Waste water treatment pond removal             (vi)               1.5                1.4
  Fiber network removal                          (vii)              0.9                0.8
  Exploration wells-plug and capping             (viii)             1.9                1.9

  -----------------------------------------------------------------------------------------
  Total Asset Retirement Obligations                             $ 47.3             $ 47.4
  -----------------------------------------------------------------------------------------

(i) Asbestos-containing materials exist in roof flashing, floor tiles, pipe insulation and mechanical room insulation within our common facilities as well as in our older generation plants. KeySpan has a legal obligation to remove asbestos upon either a major renovation or demolition.

(ii) KeySpan has numerous storage tanks that contain among other things waste oil, #2 and #6 grade fuel oil, diesel fuel, multi chemicals, lube oil, kerosene, ammonia, and other waste contaminants. All of these tanks are subject to cleaning and removal requirements prior to demolition and retirement if so specified by law or regulation.

(iii) KeySpan has a legal requirement to cut (disconnect from the gas distribution system), purge (clean of natural gas and PCB contaminants) and cap gas mains within its gas distribution and transmission system when mains are retired in place. Gas mains are generally abandoned in place when retired, unless the main and other equipment needs to be removed due to sewer or water system rerouting or other roadblock work. When such a main and equipment are removed certain PCB test procedures must be employed.

(iv) KeySpan owns approximately 52% of an underground gas storage facility in western New York State. The facility includes 39 gas injection and extraction wells. There is a regulatory obligation to close and seal the wells.

(v) KeySpan owns a 600,000 gallon Liquefied Natural Gas ("LNG") tank and ancillary facilities located in Providence, RI under a 30 year contract with New England Gas Company entered into on November 1, 1999. At the end of the contract, the contract can be; (i) Extended; or (ii) New England Gas Company can require KeySpan to dismantle and remove the LNG tank and ancillary facilities or; (iii) KeySpan can elect to dismantle and remove the LNG tank and ancillary facilities. Since we may or may not be required to dismantle and remove the LNG tank and ancillary facilities, the obligation to perform was discounted to a 50% probability as premitted under FIN 47.

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

(viii) KeySpan has a regulatory obligation to close and seal the wells primarily associated with its gas production and development activities.

Financial Guarantees. KeySpan has issued financial guarantees in the normal course of business, primarily on behalf of its subsidiaries, to various third party creditors. At December 31, 2006, the following amounts would have to be paid by KeySpan in the event of non-payment by the primary obligor at the time payment is due:

----------------------------------------------------------------------------------------------
                                                               Amount of     Expiration
   (In Millions of Dollars)                                     Exposure        Dates
----------------------------------------------------------------------------------------------
   Guarantees for Subsidiaries
   Medium-Term Notes - KEDLI                      (i)          $   525.0     2008 - 2010
   Industrial Development Revenue Bonds           (ii)             128.3        2027
   Ravenswood - Master Lease                      (iii)            425.0        2009
   Ravenswood - Sale/leaseback                    (iv)             403.5        2019
   Surety Bonds                                   (v)               65.2     2006 - 2010
   Commodity Guarantees and Other                 (vi)              64.6     2006 - 2009
   Letters of Credit                              (vii)             80.3     2007 - 2010
----------------------------------------------------------------------------------------------
                                                               $ 1,691.9
----------------------------------------------------------------------------------------------

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

(v) KeySpan has agreed to indemnify the issuers of various surety and performance bonds associated with certain construction projects being performed by certain former subsidiaries. In the event that the subsidiaries fail to perform their obligations under contracts, the injured party may demand that the surety make payments or provide services under the bond. KeySpan would then be obligated to reimburse the surety for any expenses or cash outlays it incurs. Although KeySpan is not guaranteeing any new bonds for any of the former subsidiaries, KeySpan's indemnity obligation supports the contractual obligation of these former subsidiaries. KeySpan has also received from a former subsidiary an indemnity bond issued by a third party insurance company, the purpose of which is to reimburse KeySpan in an amount up to $80 million in the event it is required to perform under all other indemnity obligations previously incurred by KeySpan to support such company's bonded projects existing prior to divestiture. At December 31, 2006, the total cost to complete such remaining bonded projects is estimated to be approximately $28.5 million.

(vi) KeySpan has guaranteed commodity-related payments for subsidiaries within the Electric Services segment. These guarantees are provided to third parties to facilitate physical and financial transactions involved in the purchase of natural gas, oil and other petroleum products for electric production and marketing activities. The guarantees cover actual purchases by these subsidiaries that are still outstanding as of December 31, 2006.

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

Fixed Charges Under Firm Contracts. Our utility subsidiaries and the Ravenswood Generating Station have entered into various contracts for gas delivery, storage and supply services. Certain of these contracts require payment of annual demand charges in the aggregate amount of approximately $449 million. We are liable for these payments regardless of the level of service we require from third parties. Such charges associated with gas distribution operations are currently recovered from utility customers through the gas adjustment clause.

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

Several lawsuits have been filed which allege damages resulting from contamination associated with the historic operations of former manufactured gas plants located in Bay Shore and Staten Island, New York. KeySpan has been conducting site investigations and remediations at these locations pursuant to Orders on Consent with the DEC. With respect to Bay Shore, on July 12, 2006, a purported class action and a separate complaint were filed. Motions to dismiss these matters have been filed and are pending. On November 27, 2006 and December 28, 2006, two other lawsuits were filed by property owners in the Bay Shore area. In addition, on October 31, 2006, a lawsuit was filed alleging damages in Staten Island, New York. KeySpan intends to contest each of these proceedings vigorously. On February 8, 2007, we received a Notice of Intent to File Suit from the Office of the Attorney General for the State of New York ("AG") against KeySpan and four other companies in connection with the cleanup of historical contamination found in certain lands located in Greenpoint, Brooklyn and in an adjoining waterway. KeySpan has previously agreed to remediate portions of the properties referenced in this notice and will work cooperatively with the DEC and AG to address environmental conditions associated with the remainder of the properties. At this time, we are unable to predict what effect, if any, the outcome of these proceedings will have on our financial condition, results of operation and cash flows.

Other Contingencies. We derive a substantial portion of our revenues in our Electric Services segment from a series of agreements with LIPA pursuant to which we manage LIPA's transmission and distribution system and supply the majority of LIPA's customers' electricity needs. KeySpan and LIPA have entered into agreements to extend, amend, and restate these contractual arrangements. See Note 11 "2006 LIPA Settlement" for a further discussion of these agreements.

LIPA completed its strategic review initiative that it had undertaken in connection with, among other reasons, its option under the Generation Purchase Rights Agreement with KeySpan. As part of its review, LIPA engaged a team of advisors and consultants, held public hearings and explored its strategic options, including continuing its existing operations, municipalizing, privatizing, selling some, but not all of its assets, becoming a regulator of rates and services, or merging with one or more utilities. Upon completion of its strategic review, LIPA determined that it would continue its existing operations and entered into the renegotiated 2006 LIPA Agreements that are discussed in Note 11 "2006 LIPA Settlement." Following the announcement of the proposed acquisition of KeySpan by National Grid plc, LIPA, National Grid plc and KeySpan have engaged in discussions concerning the impact of the transaction on LIPA's operations. At this time, we are unable to determine what impact, if any, such discussions may have on the 2006 LIPA Agreements and the receipt and timing of governmental approvals relating thereto.

ENVIRONMENTAL MATTERS

Air. Our generating facilities are located within a Clean Air Act ("CAA") ozone non-attainment and PM 2.5 (fine particulate matter) non-attainment area, and are subject to increasingly stringent NOx emission limitations to be implemented under forthcoming requirements of the United States Environmental Protection Agency ("EPA") pursuant to the Clean Air Interstate Rule ("CAIR") and potentially under the Ozone Transport Commission's "CAIR PLUS" program. These efforts are designed to improve both ozone and particulate matter air quality. Our previous investments in low NOx boiler combustion modifications, the use of natural gas firing systems at our steam electric generating stations, and the compliance flexibility available under these cap and trade programs, have enabled KeySpan to achieve our prior emission reductions in a cost-effective manner. KeySpan is currently developing its compliance strategy to address the anticipated requirements of CAIR and CAIR PLUS by 2009. Since detailed requirements under CAIR have not yet been fully articulated, it is not possible to definitively estimate capital expenditures that may be required to meet these regulatory mandates. At the present time, it is anticipated that NOx control equipment may be required at one or more of KeySpan's Long Island facilities at a cost between $20 to $30 million. However, such amounts are recoverable from LIPA.

Water. Additional capital expenditures associated with the renewal of the surface water discharge permits for our power plants will likely be required by the Department of Environmental Conservation ("DEC"). We are currently conducting studies as directed by the DEC to determine the impacts of our discharges on aquatic resources and are engaged in discussions with the DEC regarding the nature of capital upgrades or other mitigation measures necessary to reduce any impacts. These upgrades are expected to cost up to $60 million for the Long Island units, however, such amounts are recoverable from LIPA. The Ravenswood Generating Station may also require upgrades at a cost of up to $15 million. The actual expenditures will depend upon the outcome of the ongoing studies and the subsequent determination by the DEC of how to apply the standards set forth in recently promulgated federal regulations under Section 316 of the Clean Water Act designed to mitigate such impacts.

Land, Manufactured Gas Plants and Related Facilities.

New York Sites. Within the State of New York we have identified 43 historical MGP sites and related facilities, which were owned or operated by KeySpan subsidiaries or such companies' predecessors. These former sites, some of which are no longer owned by KeySpan, have been identified to the DEC for inclusion on appropriate site inventories. Administrative Orders on Consent ("ACO") or Voluntary Cleanup Agreements ("VCA") have been executed with the DEC to address the investigation and remediation activities associated with certain sites and one waterway. In March 2005, KeySpan withdrew its previously filed applications under the DEC's Brownfield Cleanup Program ("BCP") because of the uncertainty associated with contribution suits which we may need to bring against other parties who impacted these sites for their share of remedial cost. As a result of the December 2004 Cooper Industries v. Aviall Services, Inc. decision by the United States Supreme Court and the emerging case law in New York, KeySpan has evaluated the potential for third party recovery at each of the remaining sites. KeySpan intends to enter into an ACO for fifteen of these sites and continues to evaluate how to proceed with respect to participation in the DEC's remediation programs for the other sites.

KeySpan has identified 28 of these sites as being associated with the historical operations of KEDNY. One site has been fully remediated. Subject to the issues described in the preceding paragraph, the remaining 27 sites will be investigated and, if necessary, remediated under the terms and conditions of ACOs, VCAs or Brownfield Cleanup Agreements ("BCA"). Expenditures incurred to date by us with respect to KEDNY MGP-related activities total $80.1 million.

The remaining 15 sites have been identified as being associated with the historical operations of KEDLI. One site has been fully investigated and requires no further action. The remaining sites will be investigated and, if necessary, remediated under the terms and conditions of ACOs, VCAs or BCAs. Expenditures incurred to date by us with respect to KEDLI MGP-related activities total $62.5 million.

We presently estimate the remaining cost of our KEDNY and KEDLI MGP-related environmental remediation activities will be $325.4 million, which amount has been accrued by us as a reasonable estimate of probable cost for known sites. However, remediation costs for each site may be materially higher than noted, depending upon changing technologies and regulatory standards, selected end use for each site, and actual environmental conditions encountered.

With respect to remediation costs, KEDNY and KEDLI rate plans generally provide for the recovery from customers of investigation and remediation costs of certain sites. At December 31, 2006, we have reflected a regulatory asset of $373.2 million for KEDNY/KEDLI MGP sites. KeySpan has recently filed proposed rate plans for KEDNY and KEDLI with the NYPSC as part of its application for approval of the KeySpan / National Grid plc merger, as well as individual applications for a proposed annual increase in revenues for KEDNY and KEDLI. Among other things, these filings seek recovery of deferred expenses associated with remediation of MGP sites, as well as recovery of ongoing remediation expenses.

We are also responsible for environmental obligations associated with the Ravenswood Facility, purchased from Consolidated Edison in 1999, including remediation activities associated with its historical operations and those of the MGP facilities that formerly operated at the site. We are not responsible for liabilities arising from disposal of waste at off-site locations prior to the acquisition closing and any monetary fines arising from Consolidated Edison's pre-closing conduct. We presently estimate the remaining environmental clean up activities for this site will be $1.4 million, which amount has been accrued by us. Expenditures incurred to date total $3.6 million.

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

We presently estimate the remaining cost of these Massachusetts KEDNE MGP-related environmental cleanup activities will be $8.8 million, which amount has been accrued by us as a reasonable estimate of probable cost for known sites, however remediation costs for each site may be materially higher than noted, depending upon changing technologies and regulatory standards, selected end use for each site, and actual environmental conditions encountered. Expenditures incurred since November 8, 2000, the date KeySpan acquired Eastern Enterprises, with respect to these MGP-related activities total $34.7 million.

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

We may have or share responsibility under applicable environmental laws for the remediation of 10 MGP sites and related facilities associated with the historical operations of EnergyNorth. At four of these sites we have entered into cost sharing agreements with other parties who share responsibility for remediation of these sites. EnergyNorth also has entered into an agreement with the EPA for the contamination from the Nashua site that was allegedly commingled with asbestos at the so-called Nashua River Asbestos Site, adjacent to the Nashua MGP site.

We presently estimate the remaining cost of EnergyNorth MGP-related environmental cleanup activities will be $25.5 million, which amount has been accrued by us as a reasonable estimate of probable cost for known sites, however remediation costs for each site may be materially higher than noted, depending upon changing technologies and regulatory standards, selected end use for each site, and actual environmental conditions encountered. Expenditures incurred since November 8, 2000, with respect to these MGP-related activities total $23.0 million.

By rate orders, the MADTE and the NHPUC provide for the recovery of site investigation and remediation costs and, accordingly, at December 31, 2006, we have reflected a regulatory asset of $43.4 million for the KEDNE MGP sites. As previously mentioned, Colonial Gas Company and Essex Gas Company are not subject to the provisions of SFAS 71 and therefore have recorded no regulatory asset. However, rate orders currently in effect for these subsidiaries provide for the recovery of investigation and remediation costs.

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

In 2004, KeySpan reached a settlement with insurance carriers regarding cost recovery for expenses at one of the above noted sites and recorded an $11.6 million reduction to operating expenses. We presently estimate the remaining cost of our environmental cleanup activities for the three non-utility sites will be approximately $11.4 million, which amount has been accrued by us as a reasonable estimate of probable costs for known sites, however remediation costs for each site may be materially higher than noted, depending upon changing technologies and regulatory standards, selected end use for each site, and actual environmental conditions encountered. Expenditures incurred since November 8, 2000, with respect to these sites total $21.4 million.

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

Insurance Reimbursement of MGP Response Costs. We have instituted lawsuits in New York, Massachusetts and New Hampshire against numerous insurance carriers for reimbursement of costs incurred for the investigation and remediation of these MGP sites.

In January 1998 and July 2001, KEDLI and KEDNY, respectively, filed complaints for the recovery of its remediation costs in the New York State Supreme Court against the various insurance companies that issued general comprehensive liability policies to KEDLI and KEDNY. The outcome of these proceedings cannot yet be determined.

In March 1999, Boston Gas Company and a subsidiary of National Grid filed a complaint for the recovery of remediation costs in the Massachusetts Superior Court against various insurance companies that issued comprehensive general liability policies to National Grid and its predecessors with respect to, among other things, the 11 sites for which Boston Gas Company has agreed to make a limited contribution. In October 2002, Boston Gas Company filed a complaint in the United States District Court - Massachusetts District against one of the insurance companies that issued comprehensive general liability policies to Boston Gas Company for its remaining sites. In November 2005, the trial commenced on the declaratory judgment action of Boston Gas against Century Indemnity for insurance coverage for the costs incurred in the investigation and remediation at the former Boston Gas Everett MGP site and in December 2005, the jury returned a verdict in favor of KeySpan. KeySpan anticipates that Century Indemnity will appeal this verdict. The outcome of these proceedings cannot yet be determined.

EnergyNorth has filed a number of lawsuits in both the New Hampshire Superior Court and the United States District Court for the District of New Hampshire for recovery of its remediation costs against the various insurance companies that issued comprehensive general liability and excess liability insurance policies to EnergyNorth and its predecessors. In October 2004, EnergyNorth's case against the London Market Insurers for the costs incurred investigating and remediating the former MGP site in Laconia went to trial and the jury returned a verdict in favor of EnergyNorth, finding that EnergyNorth was entitled to recover against London Market Insurers. In February 2005, the trial of EnergyNorth's coverage action for the Dover MGP site began against the only remaining defendant,
Century Indemnity (all other carriers settled prior to trial) and at the conclusion of the trial the federal judge directed a verdict in EnergyNorth's favor on all issues. Century Indemnity filed an appeal with the First Circuit Court of Appeals and in a decision dated June 28, 2006, the First Circuit court of Appeals denied Century Indemnity appeal in its entirety. In a jury trial in the Nashua MGP action commenced against the London Market Insurers and Century Indemnity in November 2005, the jury returned a verdict in favor of KeySpan finding that London and Century Indemnity were obligated to indemnify EnergyNorth for response costs incurred at the site. Century Indemnity has sought reconsideration of this verdict. The outcome of this proceeding cannot yet be determined.

In 1993, KeySpan New England LLC filed a declaratory judgment action against the Hanover and Travelers insurance companies in the Superior Court for Middlesex County for the Everett Facility. The declaratory judgment action sought to have the court compel the insurers to defend KeySpan New England, LLC in connection with the Massachusetts Department of Environmental Protection's Notice of Responsibility ("NOR"). In 2004, the Court granted KeySpan New England LLC's unopposed motion for leave to file a Second Amended Complaint in this action to seek a declaratory ruling that the insurers have a duty to indemnify KeySpan New England LLC for the costs associated with the Everett NOR and certain other related private actions. The Second Amended Complaint also adds certain excess insurance carriers as defendants in the action. The outcome of this proceeding cannot yet be determined.

KeySpan has entered into confidential settlement agreements with certain of the defendant insurance carriers for recovery of costs associated with the investigation and remediation of the sites included in the above proceedings. Pursuant to these settlements, KeySpan recorded a benefit of $5.5 million in its Consolidated Statement of Income for the twelve months ended December 31, 2006, reflecting the benefit accruing to KeySpan's shareholders. Recovery of environmental costs from insurance carriers associated with utility MGP sites are refunded to KeySpan's ratepayers, subject to certain sharing provisions. During the past year, KeySpan has received approximately $22 million from insurance carriers in settlements for recovery of environmental costs associated with remediation of MGP sites.

Note 8.  Hedging, Derivative Financial Instruments and Fair Values

From time to time, KeySpan subsidiaries have utilized derivative financial instruments, such as futures, options and swaps, for the purpose of hedging the cash flow variability associated with changes in commodity prices. KeySpan is exposed to commodity price risk primarily with regard to its gas distribution operations, gas production and development activities and its electric generating facilities at the Ravenswood Generating Station. As discussed in greater detail below, certain derivative financial instruments employed by KeySpan are accounted for as cash-flow hedges under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," collectively SFAS 133. However, KeySpan also employs derivative financial instruments that do not qualify for hedge accounting treatment. Additionally, certain derivative financial instruments employed by our Gas Distribution operations are subject to SFAS 71 "Accounting for the Effects of Certain Types of Regulation."

Commodity Derivative Instruments - Hedge Accounting: Our Energy Investments subsidiary, Seneca-Upshur, utilizes OTC natural gas swaps to hedge the cash flow variability associated with forecasted sales of a portion of its natural gas production. At December 31, 2006, Seneca-Upshur has hedge positions in place for approximately 70% of its estimated 2006 through 2009 gas production, net of gathering costs. We use market quoted forward prices to value these swap positions. The maximum length of time over which Seneca-Upshur has hedged such cash flow variability is through December 2009. The fair value of these derivative instruments at December 31, 2006 was a liability of $3.9 million. The estimated amount of losses associated with such derivative instruments that are reported in accumulated other comprehensive income and that are expected to be reclassified into earnings over the next twelve months is $2.3 million.
Ineffectiveness associated with these outstanding derivative financial instruments was immaterial for the twelve months ended December 31, 2006.

Certain derivative instruments employed by our gas distribution operations are not subject to SFAS 71 and thus are not subject to deferral accounting treatment. KeySpan uses OTC natural gas swaps to hedge the cash-flow variability of gas purchases associated with certain large-volume gas sales customers. These gas swaps are accounted for as cash-flow hedges. KeySpan uses market quoted forward prices to value these swap positions. The maximum length of time over which we have hedged such cash flow variability is through October 2007. The fair value of these derivative instruments at December 31, 2006 was a liability of $2.0 million, all of which is reported in accumulated other comprehensive income and is expected to be reclassified into earnings within the next twelve months. Ineffectiveness associated with these outstanding derivative financial instruments was immaterial in 2006.

The above noted derivative financial instruments are cash flow hedges that are accounted for as hedges under SFAS 133 and are not considered held for trading purposes as defined by current accounting literature. Accordingly, we carry the fair value of our derivative instruments on the Consolidated Balance Sheet as either a current or deferred asset or liability, as appropriate, and record the effective portion of unrealized gains or losses in accumulated other comprehensive income. Gains and losses are reclassified from accumulated other comprehensive income to the Consolidated Statement of Income in the period the hedged transaction affects earnings. Gains and losses on settled transactions are reflected as a component of either revenue or gas cost depending on the hedged transaction. Hedge ineffectiveness results from changes during the period in the price differentials between the index price of the derivative contract and the price of the purchase or sale for the cash flow that is being hedged, and is recorded directly to earnings.

Commodity Derivative Instruments that are not Accounted for as Hedges: The Ravenswood Generating Station financially hedges the cash flow variability associated with a portion of electric energy sales and fuel purchases. Our strategy is to financially hedge up to 50% of the on-peak capacity of the Ravenswood Generating Station. The maximum length of time over which derivative financial instruments are in-place is through August 2007. To accomplish our stated risk management strategy, KeySpan employs financially-settled electric-power swap contracts with offsetting financially-settled oil swap contracts, physical natural gas forward contracts and OTC natural gas swaps. We use market quoted forward prices to value the electric-power swap contracts. The fair value of the electric power derivative instruments at December 31, 2006 was $21.9 million. We use market quoted forward prices to value the oil swap contracts and natural gas contracts. The fair value of these derivative instruments at December 31, 2006, was a liability of $23.7 million.

During most of 2006 and in prior years, the derivative transactions associated with the Ravenswood Generating Station qualified for hedge accounting treatment. As a result, there is a net $1.2 million balance currently in accumulated other comprehensive income which is expected to be reclassified into earnings within the next twelve months. In 2006, KeySpan reclassified a $1.4 million loss from accumulated other comprehensive income to earnings, based on management's assessment that certain future oil purchases were not probable of occurrence. Ineffectiveness associated with these outstanding derivative financial instruments was immaterial in 2006.

On January 18, 2006, KeySpan entered into an International SWAP Dealers Association Master Agreement for a fixed for float unforced capacity financial swap (the " Swap Agreement") with Morgan Stanley Capital Group Inc. ("Morgan Stanley"). The Swap Agreement has a three year term that began on May 1, 2006. The notional quantity was 1,800,000kW (the "Notional Quantity") of In-City Unforced Capacity and the fixed price is $7.57/kW-month ("Fixed Price"), subject to adjustment upon the occurrence of certain events. Cash settlement occurs on a monthly basis based on the In-City Unforced Capacity price determined by the relevant New York Independent System Operator ("NYISO") Spot Demand Curve Auction Market ("Floating Price"). For each monthly settlement period, the price difference equals the Fixed Price minus the Floating Price. If such price difference is less than zero, Morgan Stanley will pay KeySpan an amount equal to the product of (a) the Notional Quantity and (b) the absolute value of such price difference. Conversely, if such price difference is greater than zero, KeySpan will pay Morgan Stanley an amount equal to the product of (a) the Notional Quantity and (b) the absolute value of such price difference. This derivative instrument does not qualify for hedge accounting treatment under SFAS
133. The recognized fair value associated with this instrument is immaterial to the consolidated financial statements at December 31, 2006. As noted, this is a financial derivative instrument and is unrelated to any physical production of electricity.

The NYPSC, Con Edison and other load serving entities ("LSEs") have proposed price mitigation measures that would apply to the Ravenswood Generating Station. These price mitigation measures, if approved as proposed, would essentially reduce the capacity bid price that the Ravenswood Generating Station could bid into the NYISO energy market. The NYISO's Management Committee and NYISO's Board of Directors approved the price mitigation measures proposed by the NYPSC, Con Edison and the other LSE's, notwithstanding KeySpan's analysis and objections. The NYISO filed the mitigation measures with the FERC for approval; such approval is pending. At this time, we are unable to predict the outcome of this proceeding and what effect it will have on the potential revenue that could be realized in connection with the fixed for floating financial Swap Agreement.

Commodity Derivative Instruments - Regulated Utilities: We use derivative financial instruments to reduce the cash flow variability associated with the purchase price for a portion of future natural gas purchases associated with our Gas Distribution operations. Our strategy is to minimize fluctuations in gas sales prices to our regulated firm gas sales customers in our New York and New England service territories. The accounting for these derivative instruments is subject to SFAS 71. Therefore, the fair value of these derivatives is recorded as current or deferred assets and liabilities, with offsetting positions recorded as regulatory assets and regulatory liabilities on the Consolidated Balance Sheet. Gains or losses on the settlement of these contracts are initially deferred and then refunded to or collected from our firm gas sales customers consistent with regulatory requirements. At December 31, 2006 the fair value of these derivative instruments was a liability of $192.1 million.

SFAS 133 establishes criteria that must be satisfied in order for option contracts, forward contracts with optionality features, or contracts that combine a forward contract and a purchase option contract to qualify for the normal purchases and sales exception. Certain contracts for the physical purchase of natural gas associated with our regulated gas utilities do not qualify for normal purchases under SFAS 133. Since these contracts are for the purchase of natural gas sold to regulated firm gas sales customers, the accounting for these contracts is subject to SFAS 71. At December 31, 2006, these derivatives had a net fair value of $101.2 million.

KeySpan has a management contract with Merrill Lynch Trading, under which KeySpan and Merrill Lynch Trading will share the responsibilities for managing KeySpan's upstream gas distribution assets associated with its Massachusetts gas distribution subsidiaries, as well as providing city-gate delivered supply. This contract, which replaces the prior arrangement with Merrill Lynch Trading, allows for both KeySpan and Merrill Lynch Trading to employ derivative instruments to maximize the profitability of KeySpan's portfolio of gas distribution assets. Profits associated with these activities are shared between KeySpan, Merrill Lynch Trading and KeySpan's Massachusetts ratepayers. The accounting for this contract is subject to SFAS 71 since the contract was executed by KeySpan's regulated gas distribution utilities. At December 31, 2006, KeySpan's proportionate share of the fair value associated with these derivative instruments amounted to $10.4 million, $9.5 million of which has been deferred for future sharing among the alliance members and Massachusetts ratepayers. The remaining amount was recorded as a benefit to revenues. KeySpan provides these services internally for its New York and New Hampshire gas distribution subsidiaries.

Interest Rate Derivative Instruments: In the fourth quarter of 2006, KeySpan issued $400 million Senior Unsecured Notes at KEDNY and $100 million Senior Unsecured Notes at KEDLI. KeySpan utilized a $125 million treasury lock, at 4.77%, to hedge the 5-year US Treasury component of the underlying notes and a $125 million treasury lock, at 4.82%, to hedge the 10-year US Treasury component of the underlying notes. These derivative instruments settled in the fourth quarter of 2006 at which time KeySpan paid $0.2 million to the counterparty to the contracts. The loss on the settlement of these contracts has been deferred for future collection from firm gas sales customers consistent with regulatory requirements.

The table below summarizes the fair value of all of the above outstanding derivative instruments at December 31, 2006 and 2005, and the related line item on the Consolidated Balance Sheet. Fair value is the amount at which derivative instruments could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale.


--------------------------------------------------------------------------------
(In Millions of Dollars)                December 31, 2006      December 31, 2005
--------------------------------------------------------------------------------
Gas Contracts:
  Other current assets                          $    30.7              $  132.1
  Other deferred charges                            127.1                  75.2
  Regulatory asset                                  196.3                  30.9
  Other current liability                          (211.7)                (39.8)
  Other deferred liabilities                        (42.1)                (44.3)
  Regulatory liability                             (120.6)               (175.4)

Oil Contracts:
  Other current assets                                0.3                   0.5
  Other current liability                            (7.2)                 (6.8)
  Other deferred liabilities                         (0.5)                    -

Electric Contracts:
  Other current assets                               23.2                  10.2
  Other deferred charges                              0.3                     -
  Other current liability                            (0.8)                 (0.7)
  Other deferred liabilities                         (0.6)                    -


--------------------------------------------------------------------------------
                                                $    (5.6)             $  (18.1)
--------------------------------------------------------------------------------



Weather Derivatives: The utility tariffs associated with KEDNE's operations do not contain weather normalization adjustments. As a result, fluctuations from normal weather may have a significant positive or negative effect on the results of these operations.

In 2006, we entered into heating-degree day put options to mitigate the effect of fluctuations from normal weather on KEDNE's financial position and cash flows for the 2006/2007 winter heating season - November 2006 through March 2007. These put options will pay KeySpan up to $37,500 per heating degree day when the actual temperature is below 4,159 heating degree days, or approximately 5% warmer than normal, based on the most recent 20-year average for normal weather. The maximum amount KeySpan will receive on these purchased put options is $15 million. The net premium cost for these options is $1.7 million and will be amortized over the heating season. Since weather was warmer than normal during the fourth quarter of 2006, KeySpan recorded a $9.1 million benefit to earnings associated with the weather derivative. We account for these derivatives pursuant to the requirements of EITF 99-2, "Accounting for Weather Derivatives." In this regard, such instruments are accounted for using the "intrinsic value method" as set forth in such guidance.

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

Credit and Collateral: Derivative contracts are primarily used to manage exposure to market risk arising from changes in commodity prices and interest rates. In the event of non-performance by a counterparty to a derivative contract, the desired impact may not be achieved. The risk of counterparty non-performance is generally considered a credit risk and is actively managed by assessing each counterparty credit profile and negotiating appropriate levels of collateral and credit support. In instances where the counterparties' credit quality has declined, or credit exposure exceeds certain levels, we may limit our credit exposure by restricting new transactions with counterparties, requiring additional collateral or credit support and negotiating the early termination of certain agreements. At December 31, 2006, KeySpan has received $7.9 million from its counterparties as collateral associated with outstanding derivative contracts. This amount has been recorded as restricted cash, with an offsetting position in current liabilities on the Consolidated Balance Sheet. At December 31, 2006, KeySpan has $33.9 million of outstanding margin calls to its counterparties for open derivative instruments associated with its strategy to minimize fluctuations in gas sales prices to its regulated firm gas sales customers.

Long-term Debt: The following tables depict the fair values and carrying values of KeySpan's long-term debt at December 31, 2006 and 2005.

Fair Values of Long-Term Debt

------------------------------------------------------------------------------
                                                          December 31,
(In Millions of Dollars)                              2006              2005
------------------------------------------------------------------------------
First Mortgage Bonds                              $   111.4         $   114.1
Notes                                               3,078.5           2,692.1
Gas Facilities Revenue Bonds                          647.3             651.3
Authority Financing Notes                              66.0              66.0
Promissory Notes                                      156.7             156.6
Master Lease                                          412.0             430.5
Tax Exempt Bonds                                      131.0             130.8
------------------------------------------------------------------------------
                                                  $ 4,602.9         $ 4,241.4
------------------------------------------------------------------------------

Carrying Values of Long-Term Debt

------------------------------------------------------------------------------
                                                           December 31,
------------------------------------------------------------------------------
(In Millions of Dollars)                              2006              2005
------------------------------------------------------------------------------
First Mortgage Bonds                              $    95.0         $    95.0
Notes                                               2,925.4           2,437.2
Gas Facilities Revenue Bonds                          640.5             640.5
Authority Financing Notes                              66.0              66.0
Promissory Notes                                      155.4             155.4
Master Lease                                          412.3             412.3
Tax Exempt Bonds                                      128.3             128.3
------------------------------------------------------------------------------
                                                  $ 4,422.9         $ 3,934.7
------------------------------------------------------------------------------

All other financial instruments included in the Consolidated Balance Sheet such as cash, commercial paper, accounts receivable and accounts payable, are stated at amounts that approximate fair value.

Note 9.  Gas Production and Development Property - Depletion

As described in Note 2 "Business Segments," during much of 2004 KeySpan's investment in gas production and development activities consisted of its ownership interest in Houston Exploration, as well as KeySpan's wholly-owned subsidiary KeySpan Exploration and Production. Further, KeySpan's investment in these activities also includes its wholly-owned subsidiary Seneca-Upshur. These assets are accounted for under the full cost method of accounting. Under the full cost method, costs of acquisition, exploration and development of natural gas and oil reserves plus asset retirement obligations are capitalized into a "full cost pool" as incurred. Unproved properties and related costs are excluded from the depletion and amortization base until a determination as to the existence of proved reserves. Properties are depleted and charged to operations using the unit of production method.

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

As a result of the sale of Houston Exploration discussed in Note 2 "Business Segments", KeySpan accounted for its investment in Houston Exploration on the equity method from June 2004 through November 19, 2004. Therefore, we were required to calculate a ceiling test on KeySpan Exploration and Production's and Seneca-Uphsur's assets independently of Houston Exploration's assets in the second quarter of 2004. Based on a report furnished by an independent reservoir engineer at that time, it was determined that the remaining proved undeveloped oil reserves held in the joint venture required a substantial investment in order to develop. Therefore, KeySpan and Houston Exploration elected not to develop these oil reserves. As a result, in the second quarter of 2004, KeySpan recorded a $48.2 million non-cash impairment charge to write down its wholly-owned gas exploration and production subsidiaries' assets. This charge was recorded in depreciation, depletion and amortization on the Consolidated Statement of Income.

Note 10.  Energy Services - Discontinued Operations

In 2004, the Energy Services segment experienced significantly lower operating profits and cash flows than originally projected. At a meeting held on November 2, 2004, KeySpan's Board of Directors authorized management to begin the process of disposing of a significant portion of its ownership interests in certain companies within the Energy Services segment - specifically those companies engaged in mechanical contracting activities. In January and February of 2005, KeySpan sold its mechanical contracting investments. The operating results and cash flows of these businesses, are reflected as discontinued operations on the Consolidated Statement of Income and Consolidated Statement of Cash Flows.

In regard to the January 2005 transactions, KeySpan received proceeds of approximately $16 million, including approximately $5 million to be paid within a three year period. In addition, KeySpan retained its previously incurred indemnity support obligations related to certain surety, performance and payment bonds issued for the benefit of KeySpan's former subsidiaries prior to closing. In June 2005, the balance to be paid over the three year period was fully collected on a present value basis and a significant portion of the performance bonds were replaced without any remaining indemnification obligation on the part of KeySpan. The buyers have completed the projects for which such indemnity obligations were incurred.

In connection with the February 2005 transaction, KeySpan paid or contributed approximately $26 million to its former subsidiary prior to closing the sale transaction in exchange for, among other things, the disposition of outstanding shares in the former subsidiary and the settlement of intercompany advances and replacement of a performance and payment bond issued for the benefit of its former subsidiary with respect to a pending project, which bond had been supported by a $150 million indemnity obligation of KeySpan. In addition, KeySpan received from its former subsidiary an indemnity bond issued by a third party insurance company, the purpose of which is to reimburse KeySpan in an amount up to $80 million in the event it is required to perform under all other indemnity obligations previously incurred by KeySpan to support the remaining bonded projects of its former subsidiary as of the closing. As of December 31, 2006, the total cost to complete such remaining bonded projects is estimated to be approximately $21.9 million. The aforementioned guarantees are reflected in
Note 7 "Contractual Obligations, Financial Guarantees and Contingencies". KeySpan's former subsidiary has also agreed to complete the projects for which such indemnity obligations were incurred and to indemnify and hold KeySpan harmless with respect to its liabilities in connection with such bonds.

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

The information below highlights the major income and expense captions of the discontinued mechanical contracting companies.

-------------------------------------------------------------------------------

                                                       For the Year Ended
                                                          December 31,
(In Millions of Dollars)                           2005                  2004
-------------------------------------------------------------------------------

Revenues                                         $  33.8              $  338.7
Less:
    Operating expenses                              40.2                 364.9
    Goodwill impairment                                -                 108.3
-------------------------------------------------------------------------------
                                                    (6.4)               (134.5)
Income taxes (benefit)                              (2.3)                (55.5)
-------------------------------------------------------------------------------
Operating loss                                      (4.1)                (79.0)
Gain (Loss) on disposal, net of tax                  2.3                 (72.0)
-------------------------------------------------------------------------------
Net Loss                                         $  (1.8)             $ (151.0)
-------------------------------------------------------------------------------


Note 11.  2006 LIPA Settlement

LIPA is a corporate municipal instrumentality and a political subdivision of the State of New York. On May 28, 1998, certain of LILCO's business units were merged with KeySpan and LILCO's common stock and remaining assets were acquired by LIPA. At the time of this transaction, KeySpan and LIPA entered into three major long-term service agreements that (i) provide to LIPA all operation, maintenance and construction services and significant administrative services relating to the Long Island electric transmission and distribution system ("T&D System") pursuant to a Management Services Agreement (the "1998 MSA"); (ii) supply LIPA with electric generating capacity, energy conversion and ancillary services from our Long Island generating units pursuant to a Power Supply Agreement (the "1998 PSA") and other long-term agreements through which we provide LIPA with approximately one half of its customers' energy needs; and
(iii) manage all aspects of the fuel supply for our Long Island generating facilities, as well as all aspects of the capacity and energy owned by or under contract to LIPA pursuant to an Energy Management Agreement (the "1998 EMA"). We also purchase energy, capacity and ancillary services in the open market on LIPA's behalf under the 1998 EMA. The 1998 MSA, 1998 PSA and 1998 EMA all became effective on May 28, 1998 and are collectively referred to as the 1998 LIPA Agreements.

On February 1, 2006, KeySpan and LIPA entered into (i) an amended and restated Management Services Agreement (the "2006 MSA"), pursuant to which KeySpan will continue to operate and maintain the electric T&D System owned by LIPA on Long Island; (ii) a new Option and Purchase and Sale Agreement (the "2006 Option Agreement"), to replace the Generation Purchase Rights Agreement (as amended, the "GPRA"), pursuant to which LIPA had the option, through December 15, 2005, to acquire substantially all of the electric generating facilities owned by KeySpan on Long Island; and (iii) a Settlement Agreement (the "2006 Settlement Agreement") resolving outstanding issues between the parties regarding the 1998 LIPA Agreements. The 2006 MSA, the 2006 Option Agreement and the 2006 Settlement Agreement are collectively referred to herein as the "2006 LIPA Agreements." Each of the 2006 LIPA Agreements will become effective upon all of the 2006 LIPA Agreements receiving the required governmental approvals; otherwise none of the 2006 LIPA Agreements will become effective. These agreements will become effective following approval by the New York State Comptroller's Office and the

New York State Attorney General. Following the announcement of the proposed acquisition of KeySpan by National Grid plc, LIPA, National Grid plc and KeySpan have engaged in discussions concerning the impact of the transaction on LIPA's operations. At this time, we are unable to determine what impact, if any, the results of such discussions may have on the 2006 LIPA Agreements and the receipt and timing of governmental approvals relating thereto.

2006 Settlement Agreement. Pursuant to the terms of the 2006 Settlement Agreement, KeySpan and LIPA agreed to resolve issues that have existed between the parties relating to the various 1998 LIPA Agreements. In addition to the resolution of these matters, KeySpan's entitlement to utilize LILCO's available tax credits and other tax attributes will increase from approximately $50 million to approximately $200 million. These credits and attributes may be used to satisfy KeySpan's previously incurred indemnity obligation to LIPA for any federal income tax liability that results from the recent settlement with the IRS regarding the audit of LILCO's tax returns for the years ended December 31, 1996 through March 31, 1999. On October 30, 2006, the IRS submitted the settlement provisions of the recently concluded IRS audit to the Joint Committee on Taxation for approval. Key provisions of the settlement included the resolution of the tax basis of assets transferred to KeySpan at the time of the KeySpan/LILCO merger, the tax deductibility of certain merger related costs and the tax deductibility of certain environmental expenditures. The settlement enabled KeySpan to utilize 100% of the available tax credits. (See Note 3 to the Consolidated Financial Statements "Income Taxes" for additional information of the settlement.) In recognition of these items, as well as for the modification and extension of the 1998 MSA and the amendments to the GPRA, upon effectiveness of the Settlement Agreement KeySpan will record a contractual asset in the amount of approximately $160 million, of which approximately $110 million will be attributed to the right to utilize such additional credits and attributes and approximately $50 million will be amortized over the eight year term of the 2006 MSA. In order to compensate LIPA for the foregoing, KeySpan will pay LIPA $69 million in cash and will settle certain accounts receivable in the amount of approximately $90 million due from LIPA.

Generation Purchase Rights Agreement and 2006 Option Agreement. Under an amended GPRA, LIPA had the right to acquire certain of KeySpan's Long Island-based generating assets formerly owned by LILCO, at fair market value at the time of the exercise of such right. LIPA was initially required to make a determination by May 2005, but KeySpan and LIPA agreed to extend the date by which LIPA was to make this determination to December 15, 2005. As part of the 2006 settlement between KeySpan and LIPA, the parties entered into the 2006 Option Agreement whereby LIPA had the option during the period January 1, 2006 to December 31, 2006 to purchase only KeySpan's Far Rockaway and/or E.F. Barrett Generating Stations (and certain related assets) at a price equal to the net book value of each facility. In December 2006, KeySpan and LIPA entered into an amendment to the 2006 Option Agreement whereby the parties agreed to extend the expiration of the option period to the later of (i) December 31, 2007 or (ii) 180 days following the effective date of the 2006 Option Agreement. The 2006 Option Agreement replaces the GPRA, the expiration of which has been stayed pending effectiveness of the 2006 LIPA Agreements. In the event such agreements do not become effective by reason of failure to secure any of the requisite governmental approvals, the GPRA will be reinstated for a period of 90 days from the date such approval is denied. If LIPA were to exercise the option and purchase one or both of the generation facilities (i) LIPA and KeySpan will enter into an operation and maintenance agreement, pursuant to which KeySpan will continue to operate these facilities, through May 28, 2013, for a fixed management fee plus reimbursement for certain costs; and (ii) the 1998 PSA and 1998 EMA will be amended to reflect that the purchased generating facilities would no longer be covered by those agreements. It is anticipated that the fees received pursuant to the operation and maintenance agreement will offset the reduction in the operation and maintenance expense recovery component of the 1998 PSA and the reduction in fees under the 1998 EMA.

Management Services Agreements. In place of the previous compensation structure (whereby KeySpan was reimbursed for budgeted costs, and earned a management fee and certain performance and cost-based incentives), KeySpan's compensation for managing the T&D System under the 2006 MSA consists of two components: a minimum compensation component of $224 million per year and a variable component based on electric sales. The $224 million component will remain unchanged for three years and then increase annually by 1.7%, plus inflation. The variable component, which will comprise no more than 20% of KeySpan's compensation, is based on electric sales on Long Island exceeding a base amount of 16,558 gigawatt hours, increasing by 1.7% in each year. Above that level, KeySpan will receive approximately 1.34 cents per kilowatt hour for the first contract year,
1.29 cents per kilowatt hour in the second contract year (plus an annual inflation adjustment), 1.24 cents per kilowatt hour in the third contract year (plus an annual inflation adjustment), with the per kilowatt hour rate thereafter adjusted annually by inflation. Subject to certain limitations, KeySpan will be able to retain all operational efficiencies realized during the term of the 2006 MSA.

LIPA will continue to reimburse KeySpan for certain expenditures incurred in connection with the operation and maintenance of the T&D System, and other payments made on behalf of LIPA, including: real property and other T&D System taxes, return postage, capital construction expenditures and storm costs.

Upon approval, the 2006 LIPA Agreements will be effective retroactive to January 1, 2006. KeySpan's reported operating income and net income for 2006 under the 2006 MSA are substantially the same as they would have been if the terms and provisions of the 1998 MSA had continued to be applied. At this point in time, KeySpan is unable to estimate what the impact would be to its results of operations, financial position and cash flows if the 2006 LIPA Agreements do not become fully effective.

Note 12. KeySpan Gas East Corporation Summary Financial Data

KEDLI is a wholly owned subsidiary of KeySpan. KEDLI was formed on May 7, 1998 and on May 28, 1998 acquired substantially all of the assets related to the gas distribution business of LILCO. KEDLI provides gas distribution services to customers in the Long Island counties of Nassau and Suffolk and the Rockaway peninsula of Queens county. KEDLI established a program for the issuance, from time to time, of up to $600 million aggregate principal amount of Medium-Term

Notes, which will be fully and unconditionally guaranteed by the parent, KeySpan Corporation. On February 1, 2000, KEDLI issued $400 million of 7.875% Medium-Term Notes due 2010. In January 2001, KEDLI issued an additional $125 million of Medium- Term Notes at 6.9% due January 2008. The following condensed financial statements are required to be disclosed by SEC regulations and set forth those of KEDLI, KeySpan Corporation as guarantor of the Medium-Term Notes and our other subsidiaries on a combined basis. Additionally, in 2006, KEDLI issued $100 million of Senior Unsecured Notes at 5.60% due November 29, 2016. This debt is not guaranteed by the parent, KeySpan Corporation.

--------------------------------------------------------------------------------------------------------------------------
                               Statement of Income
--------------------------------------------------------------------------------------------------------------------------
                                                                    Year Ended December 31, 2006
(In Millions of Dollars)                 Guarantor       KEDLI          Other Subsidiaries    Eliminations    Consolidated
--------------------------------------------------------------------------------------------------------------------------
Revenues                                  $   0.7     $ 1,319.4              $ 5,862.2         $   (0.7)        $ 7,181.6
                                    --------------------------------------------------------------------------------------
Operating Expenses
  Purchased gas                                 -         864.4                2,467.1                -           3,331.5
  Fuel and purchased power                      -             -                  548.6                -             548.6
  Operations and maintenance                 62.4         138.9                1,478.7                -           1,680.0
  Intercompany expense                          -           5.3                   (4.6)            (0.7)                -
  Depreciation and amortization                 -          77.5                  320.0                -             397.5
  Operating taxes                               -          65.1                  346.1                -             411.2
                                    --------------------------------------------------------------------------------------
Total Operating Expenses                     62.4       1,151.2                5,155.9             (0.7)          6,368.8
                                    --------------------------------------------------------------------------------------

Gain on sale of property                        -             -                    1.6                -               1.6
Income from equity investments                  -             -                   13.1                -              13.1
                                    --------------------------------------------------------------------------------------
Operating Income (Loss)                     (61.7)        168.2                  721.0                -             827.5
                                    --------------------------------------------------------------------------------------

Interest charges                           (166.2)        (54.4)                 (69.0)            33.5            (256.1)
Other income and (deductions)               575.2           2.3                  (62.8)          (476.4)             38.3
                                    --------------------------------------------------------------------------------------
                                    --------------------------------------------------------------------------------------
Total Other Income and (Deductions)         409.0         (52.1)                (131.8)          (442.9)           (217.8)
                                    --------------------------------------------------------------------------------------
                                    --------------------------------------------------------------------------------------

Income Taxes (Benefit)                      (86.9)         42.2                  220.2                -             175.5
                                    --------------------------------------------------------------------------------------
Net Income                                $ 434.2     $    73.9              $   369.0         $ (442.9)        $   434.2
------------------------------------======================================================================================

-----------------------------------------------------------------------------------------------------------------------------------
     Statement of Income
-----------------------------------------------------------------------------------------------------------------------------------
                                                                            Year Ended December 31, 2005
(In Millions of Dollars)                         Guarantor         KEDLI      Other Subsidiaries     Eliminations     Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Revenues                                          $   0.6       $ 1,432.9            $ 6,229.1          $   (0.6)        $ 7,662.0
                                            ---------------------------------------------------------------------------------------
Operating Expenses
  Purchased gas                                         -           963.0              2,634.3                 -           3,597.3
  Fuel and purchased power                              -               -                752.1                 -             752.1
  Operations and maintenance                         22.0           133.5              1,462.4                 -           1,617.9
  Intercompany expense                                  -             4.8                 (4.2)             (0.6)                -
  Depreciation and amortization                         -            76.9                319.6                 -             396.5
  Operating taxes                                     0.1            65.9                341.1                 -             407.1
                                            ---------------------------------------------------------------------------------------
Total Operating Expenses                             22.1         1,244.1              5,505.3              (0.6)          6,770.9
                                            ---------------------------------------------------------------------------------------

Gain on sale of property                                -               -                  1.6                 -               1.6
Income from equity investments                          -               -                 15.1                 -              15.1
                                            ---------------------------------------------------------------------------------------
Operating Income (Loss)                             (21.5)          188.8                740.5                 -             907.8
                                            ---------------------------------------------------------------------------------------

Interest charges                                   (144.5)          (61.9)               (83.9)             21.0            (269.3)
Other income and (deductions)                       523.8             2.9                (81.3)           (446.0)             (0.6)
                                            ---------------------------------------------------------------------------------------
Total Other Income and (Deductions)                 379.3           (59.0)              (165.2)           (425.0)           (269.9)
                                            ---------------------------------------------------------------------------------------

Income Taxes (Benefit)                              (32.4)           48.2                223.5                 -             239.3
                                            ---------------------------------------------------------------------------------------
Earnings from Continuing Operations                 390.2            81.6                351.8            (425.0)            398.6

Discontinued Operations                                 -               -                 (1.8)                -              (1.8)
Cumulative Change in Accounting Principles              -            (0.2)                (6.4)                -              (6.6)
                                            ---------------------------------------------------------------------------------------
Net Income                                        $ 390.2       $    81.4            $   343.6          $ (425.0)        $   390.2
                                            =======================================================================================

------------------------------------------------------------------------------------------------------------------------------------
                               Statement of Income
------------------------------------------------------------------------------------------------------------------------------------
                                                                         Year Ended December 31, 2004
(In Millions of Dollars)                       Guarantor          KEDLI        Other Subsidiaries      Eliminations     Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                         $   0.6       $ 1,124.4             $ 5,526.1          $   (0.6)         $ 6,650.5
                                        --------------------------------------------------------------------------------------------
Operating Expenses
  Purchased gas                                        -           664.9               1,999.6                 -            2,664.5
  Fuel and purchased power                             -               -                 540.3                 -              540.3
  Operations and maintenance                         5.3           137.8               1,423.9                 -            1,567.0
  Intercompany expense                                 -             5.4                  (5.4)                -                  -
  Depreciation and amortization                        -            79.9                 471.9                 -              551.8
  Operating taxes                                      -            65.7                 338.4                 -              404.1
  Goodwill Impairment                                  -               -                  41.0                 -               41.0
                                        --------------------------------------------------------------------------------------------
Total Operating Expenses                             5.3           953.7               4,809.7                 -            5,768.7
                                        --------------------------------------------------------------------------------------------

Gain on sale of property                               -               -                   7.0                 -                7.0
Income from equity investments                         -               -                  46.5                 -               46.5
                                        --------------------------------------------------------------------------------------------
Operating Income (Loss)                             (4.7)          170.7                 769.9              (0.6)             935.3
                                        --------------------------------------------------------------------------------------------

Interest charges                                  (204.5)          (61.5)               (267.7)            202.4             (331.3)
Other income and (deductions)                      635.4             0.8                 423.9            (723.9)             336.2
                                        --------------------------------------------------------------------------------------------
Total Other Income and (Deductions)                430.9           (60.7)                156.2            (521.5)               4.9
                                        --------------------------------------------------------------------------------------------

Income Taxes (Benefit)                             (45.5)           35.8                 335.2                 -              325.5
                                        --------------------------------------------------------------------------------------------
Earnings from Continuing Operations                471.7            74.2                 590.9            (522.1)             614.7

Discontinued Operations                                -               -                (151.0)                -             (151.0)
                                        --------------------------------------------------------------------------------------------
Net Income                                       $ 471.7       $    74.2             $   439.9          $ (522.1)         $   463.7
                                        ============================================================================================

--------------------------------------------------------------------------------------------------------------------------------
Balance Sheet
--------------------------------------------------------------------------------------------------------------------------------
                                                                          December 31, 2006
(In Millions of Dollars)                     Guarantor        KEDLI       Other Subsidiaries     Eliminations       Consolidated
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash and temporary cash
   investments                               $   140.5      $    34.7           $     35.7        $        -         $    210.9
   Accounts receivable, net                        0.5          175.6                710.7                 -              886.8
   Other current assets                            1.5          314.0              1,373.8                 -            1,689.3
                                      ------------------------------------------------------------------------------------------
                                                 142.5          524.3              2,120.2                 -            2,787.0
                                      ------------------------------------------------------------------------------------------

Investments and Other                          5,017.8              -                144.0          (4,892.1)             269.7
                                      ------------------------------------------------------------------------------------------
Property
   Gas                                               -        2,164.4              5,475.0                 -            7,639.4
   Other                                             -           32.3              3,171.5                 -            3,203.8
   Accumulated depreciation and
   depletion                                         -         (434.7)            (2,830.2)                -           (3,264.9)
                                      ------------------------------------------------------------------------------------------
                                                     -        1,762.0              5,816.3                 -            7,578.3
                                      ------------------------------------------------------------------------------------------

Intercompany Accounts Receivable                 969.1           80.8              1,682.9          (2,732.8)                 -

Deferred Charges                               1,942.3          502.0              1,358.2                 -            3,802.5

                                      ------------------------------------------------------------------------------------------
Total Assets                                 $ 8,071.7      $ 2,869.1           $ 11,121.6        $ (7,624.9)        $ 14,437.5
                                      ==========================================================================================

LIABILITIES AND CAPITALIZATION
Current Liabilities
  Accounts payable                           $    57.2      $   118.9           $    850.0        $        -         $  1,026.1
  Commercial paper                                85.0              -                    -                 -               85.0
  Other current liabilities                      231.8           71.4                293.7                 -              596.9
                                      ------------------------------------------------------------------------------------------
                                                 374.0          190.3              1,143.7                 -            1,708.0
                                      ------------------------------------------------------------------------------------------
Intercompany Accounts Payable                      2.6          319.4                897.0          (1,219.0)                 -
                                      ------------------------------------------------------------------------------------------
Deferred Credits and Other
Liabilities
  Deferred income tax                            (24.3)         407.0                793.7                 -            1,176.4
  Other deferred credits and
  liabilities                                  1,216.1          204.7              1,178.7                 -            2,599.5
                                      ------------------------------------------------------------------------------------------
                                               1,191.8          611.7              1,972.4                 -            3,775.9
                                      ------------------------------------------------------------------------------------------
Capitalization
  Common shareholders' equity                  4,641.5          996.8              3,772.6          (4,892.1)           4,518.8
  Long-term debt                               1,861.8          750.9              3,320.2          (1,513.8)           4,419.1
                                      ------------------------------------------------------------------------------------------
Total Capitalization                           6,503.3        1,747.7              7,092.8          (6,405.9)           8,937.9
                                      ------------------------------------------------------------------------------------------
Minority Interest in Consolidated
Companies                                            -              -                 15.7                 -               15.7
                                      ------------------------------------------------------------------------------------------
Total Liabilities and Capitalization         $ 8,071.7      $ 2,869.1           $ 11,121.6        $ (7,624.9)        $ 14,437.5
                                      ==========================================================================================
--------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
Balance Sheet
----------------------------------------------------------------------------------------------------------------------------------
                                                                              December 31, 2005
(In Millions of Dollars)                              Guarantor      KEDLI    Other Subsidiaries    Eliminations      Consolidated
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash and temporary cash investments                $    79.6   $     3.5        $     41.4                          $    124.5
   Accounts receivable, net                                 0.6       149.9             822.2                               972.7
   Other current assets                                     4.0       368.9           1,550.0                             1,922.9
                                               -----------------------------------------------------------------------------------
                                                           84.2       522.3           2,413.6                -            3,020.1
                                               -----------------------------------------------------------------------------------

Investments and Other                                   4,571.0         0.7             128.2         (4,457.5)             242.4
                                               -----------------------------------------------------------------------------------
Property
   Gas                                                        -           -           7,275.9                             7,275.9
   Other                                                      -     2,111.3             981.5                             3,092.8
   Accumulated depreciation and depletion                     -      (400.6)         (2,631.2)                           (3,031.8)
                                               -----------------------------------------------------------------------------------
                                                              -     1,710.7           5,626.2                -            7,336.9
                                               -----------------------------------------------------------------------------------

Intercompany Accounts Receivable                        2,813.6        44.6              95.6         (2,953.8)                 -

Deferred Charges                                          482.5       316.1           2,414.6                             3,213.2

                                               -----------------------------------------------------------------------------------
Total Assets                                          $ 7,951.3   $ 2,594.4        $ 10,678.2       $ (7,411.3)        $ 13,812.6
                                               ===================================================================================

LIABILITIES AND CAPITALIZATION
Current Liabilities
   Accounts payable                                   $    36.4   $   149.7        $    900.9                          $  1,087.0
   Commercial paper                                       657.6           -                 -                               657.6
   Other current liabilities                              196.2       128.5              85.9                               410.6
                                               -----------------------------------------------------------------------------------
                                                          890.2       278.2             986.8                -            2,155.2
                                               -----------------------------------------------------------------------------------
Intercompany Accounts Payable                              51.8       338.3           1,049.8         (1,439.9)                 -
                                               -----------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
   Deferred income tax                                     27.2       330.6             800.1                             1,157.9
   Other deferred credits and liabilities                 634.0       225.3           1,240.0                             2,099.3
                                               -----------------------------------------------------------------------------------
                                                          661.2       555.9           2,040.1                -            3,257.2
                                               -----------------------------------------------------------------------------------
Capitalization
   Common shareholders' equity                          4,485.4       897.0           3,539.3         (4,457.6)           4,464.1
   Long-term debt                                       1,862.7       525.0           3,046.9         (1,513.8)           3,920.8
                                               -----------------------------------------------------------------------------------
Total Capitalization                                    6,348.1     1,422.0           6,586.2         (5,971.4)           8,384.9
                                               -----------------------------------------------------------------------------------
Minority Interest in Consolidated Companies                                              15.3                                15.3
                                               -----------------------------------------------------------------------------------
Total Liabilities and Capitalization                  $ 7,951.3   $ 2,594.4        $ 10,678.2       $ (7,411.3)        $ 13,812.6
                                               ===================================================================================
----------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
Statement of Cash Flows
--------------------------------------------------------------------------------------------------------------------------------
                                                                                     Year Ended December 31, 2006
                                                                    ------------------------------------------------------------
                                                                                                       Other
(In Millions of Dollars)                                              Guarantor       KEDLI         Subsidiaries   Consolidated
--------------------------------------------------------------------------------------------------------------------------------
Operating Activities
   Net Cash (Used in) Provided by Continuing Operating Activities       $ (68.1)     $ 112.6           $ 1,014.1      $ 1,058.6
                                                                    ------------------------------------------------------------
Investing Activities
   Capital expenditures                                                       -        (89.0)             (435.0)        (524.0)
   Cost of removal                                                            -         (7.7)              (24.9)         (32.6)
   Proceeds from sale of property and investments                             -            -                 1.6            1.6
   Derivative margin call                                                     -        (15.2)              (18.7)         (33.9)
                                                                    ------------------------------------------------------------
Net Cash (Used in) Continuing Investing Activities                            -       (111.9)             (477.0)        (588.9)
                                                                    ------------------------------------------------------------
Financing Activities
   Treasury stock issued                                                   30.1            -                   -           30.1
   Issuance (payment) of debt, net                                       (572.6)       100.0               387.0          (85.6)
   Common and preferred stock dividends paid                             (325.3)           -                   -         (325.3)
   Intercompany dividend payments                                           8.4            -                (8.4)             -
   Other                                                                      -            -                (2.5)          (2.5)
   Net intercompany accounts                                              988.4        (69.5)             (918.9)             -
                                                                    ------------------------------------------------------------
Net Cash Provided by (Used in) Continuing Financing Activities            129.0         30.5              (542.8)        (383.3)
                                                                    ------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                    $  60.9      $  31.2           $    (5.7)     $    86.4
Cash and Cash Equivalents at Beginning of Period                           79.6          3.5                41.4          124.5
                                                                    ------------------------------------------------------------
Cash and Cash Equivalents at End of Period                              $ 140.5      $  34.7           $    35.7      $   210.9
                                                                    ============================================================
--------------------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------------------
Statement of Cash Flows
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                         Year Ended December 31, 2005
                                                                     --------------------------------------------------------------
(In Millions of Dollars)                                                 Guarantor       KEDLI     Other Subsidiaries  Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Operating Activities
   Net Cash (Used in) Provided by Continuing Operating Activities         $ (327.7)     $ 168.5            $  562.5       $  403.3
                                                                     --------------------------------------------------------------
Investing Activities
   Capital expenditures                                                          -       (113.3)             (426.2)        (539.5)
   Cost of removal                                                               -         (2.6)              (25.2)         (27.8)
   Proceeds from sale of property and investments                                -         (2.1)               49.1           47.0
   Derivative margin call                                                        -            -                (8.9)          (8.9)
                                                                     --------------------------------------------------------------
Net Cash (Used in) Continuing Investing Activities                               -       (118.0)             (411.2)        (529.2)
                                                                     --------------------------------------------------------------
Financing Activities
   Treasury stock issued                                                      41.2            -                   -           41.2
   Common stock issued associated with MEDS conversion                       460.0            -                   -          460.0
   Issuance (payment) of debt, net                                          (754.6)           -               (15.0)        (769.6)
   Redemption of preferred stock                                             (75.0)           -                   -          (75.0)
   Common and preferred stock dividends paid                                (308.4)           -                   -         (308.4)
   Dividend paid to parent                                                   375.0            -              (375.0)             -
   Other                                                                      (1.6)           -                (3.8)          (5.4)
   Net intercompany accounts                                                  90.0        (46.1)              (43.9)             -
                                                                     --------------------------------------------------------------
Net Cash (Used in) Continuing Financing Activities                          (173.4)       (46.1)             (437.7)        (657.2)
                                                                     --------------------------------------------------------------

Net (Decrease) Increase in Cash and Cash Equivalents                      $ (501.1)     $   4.4            $ (286.4)      $ (783.1)
Net Cash Flow from Discontinued Operations                                       -            -               (14.4)         (14.4)
Cash and Cash Equivalents at Beginning of Period                             580.7         (0.9)              342.2          922.0
                                                                     --------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                $   79.6      $   3.5            $   41.4       $  124.5
                                                                     ==============================================================
-----------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Statement of Cash Flows
------------------------------------------------------------------------------------------------------------------------------------
                                                                                       Year Ended December 31, 2004
                                                                  ------------------------------------------------------------------
(In Millions of Dollars)                                             Guarantor        KEDLI       Other Subsidiaries    Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Operating Activities
   Net Cash (Used in) Provided by Continuing Operating Activities      $ (88.7)      $ 169.5             $  669.3          $  750.1
                                                                  ------------------------------------------------------------------
Investing Activities
   Capital expenditures                                                      -        (108.7)              (641.6)           (750.3)
   Cost of removal                                                           -          (7.1)               (29.2)            (36.3)
   Proceeds from sale of property and investments                            -             -              1,021.3           1,021.3
                                                                  ------------------------------------------------------------------
Net Cash (Used in) Provided by Continuing Investing Activities               -        (115.8)               350.5             234.7
                                                                  ------------------------------------------------------------------
Financing Activities
   Treasury stock issued                                                  33.4             -                    -              33.4
   Issuance (payment) of debt, net                                      (269.7)            -               (170.7)           (440.4)
   Redemption of preferred stock                                          (8.5)            -                    -              (8.5)
   Net proceeds from sale/leaseback transaction                              -             -                382.0             382.0
   Common and preferred stock dividends paid                            (291.1)            -                    -            (291.1)
   Gain on interest rate swap                                             12.7             -                    -              12.7
   Dividend paid to parent                                               447.6         (40.0)              (407.6)                -
   Other                                                                  27.6             -                  8.5              36.1
   Net intercompany accounts                                             619.8         (16.2)              (603.6)                -
                                                                  ------------------------------------------------------------------
Net Cash Provided by (Used in) Continuing Financing Activities           571.8         (56.2)              (791.4)           (275.8)
                                                                  ------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                   $ 483.1        $ (2.5)            $  228.4          $  709.0
Net Cash Flow from Discontinued Operations                                   -             -                  9.6               9.6
Cash and Cash Equivalents at Beginning of Period                          97.6           1.6                104.2             203.4
                                                                  ------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                             $ 580.7        $ (0.9)            $  342.2          $  922.0
                                                                  ==================================================================
------------------------------------------------------------------------------------------------------------------------------------


Note 13.  Summary of Quarterly Information (Unaudited)

The following is a table of financial data for each quarter of KeySpan's year ended December 31, 2006.

                                                                                        Quarter Ended
---------------------------------------------------------------------------------------------------------------------------
  (In Millions of Dollars, Except Per Share Amounts)          3/31/2006         6/30/2006         9/30/2006     12/31/2006
---------------------------------------------------------------------------------------------------------------------------
Operating Revenue                                               2,661.1           1,377.7           1,218.5        1,924.3
Operating Income                                                  389.1             107.5             135.8          195.1
Earnings for common stock                                         208.0              49.4 (a)          50.3          126.5 (b)
Basic earnings per common share                                    1.19              0.28              0.29           0.72
Diluted earnings per common share                                  1.18              0.28              0.29           0.71
Dividends declared                                                0.465             0.465             0.465          0.465
---------------------------------------------------------------------------------------------------------------------------

(a) and (b) Pursuant to indemnity obligations contained in the Long Island Lighting Company ("LILCO") / KeySpan merger agreement of May 1998, KeySpan had been working with the Internal Revenue Service ("IRS") to resolve certain disputes with regard to LILCO's tax returns for the tax years ended December 31, 1996 through March 31, 1999 and KeySpan's and The Brooklyn Union Gas Company's (d/b/a KEDNY) tax returns for the years ended September 30, 1997 through December 31, 1998. During the second quarter of 2006, two issues were settled. Accordingly, KeySpan reversed $9.5 million of previously established federal income tax reserves. A settlement of the remaining outstanding issues was reached in the fourth quarter and, following IRS procedure, the settlement was submitted to the Joint Committee on Taxation on October 30, 2006 for final approval, which is expected in early 2007. Accordingly, KeySpan reversed $35.0 million of previously established federal income tax reserves in the fourth quarter of 2006.

The following is a table of financial data for each quarter of KeySpan's year ended December 31, 2005.

                                                                                                    Quarter Ended
--------------------------------------------------------------------------------------------------------------------------------
          (In Millions of Dollars, Except Per Share Amounts)             3/31/2005      6/30/2005      9/30/2005    12/31/2005
--------------------------------------------------------------------------------------------------------------------------------
Operating Revenue                                                           2,480.5        1,342.5        1,303.1       2,535.9
Operating Income                                                              438.7          103.2          102.8         263.1
Earnings  from continuing operations,
     less preferred stock dividends                                           234.4           18.0           22.6         121.4
Cumulative change in accounting principles, net of tax                            -              -              -          (6.6) (a)
Loss from discontinued operations                                                 -           (1.8)             -             -
Earnings for common stock                                                     234.4           16.2           22.6         114.8
Basic earnings per common share from continuing operations
     less preferred stock dividends                                            1.45           0.11           0.13          0.70
Basic earnings per common share from discontinued operations                      -          (0.01)             -             -
Basic earnings per common share from cumulative change in accounting
     principles                                                                   -              -              -         (0.04) (a)
Basic earnings per common share                                                1.45           0.10           0.13          0.66
Diluted earnings per common share                                              1.44           0.09           0.13          0.65
Dividends declared                                                            0.455          0.455          0.455         0.455
--------------------------------------------------------------------------------------------------------------------------------

     (a) Cumulative change in accounting  principles for  implementation of FASB
     Interpretation   No.  47  ("FIN  47")  "Accounting  for  Conditional  Asset
     Retirement Obligations."

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 To the Board of Directors and Stockholders of KeySpan Corporation:

We have audited the accompanying Consolidated Balance Sheets and the Consolidated Statements of Capitalization of KeySpan Corporation and subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related Consolidated Statements of Income, Retained Earnings, Comprehensive Income and Cash Flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at
Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of KeySpan Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 4 to the consolidated financial statements, on December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158 "Employers' Accounting for Defined Benefit Pensions and Other Postretirement Benefit Plans." As discussed in Notes 1 and 7, on December 31, 2005, the Company adopted Financial Accounting Standards Board Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations."

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP
New York, New York
February 22, 2007

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)) that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to KeySpan's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level in alerting them timely to material information required to be included in KeySpan's periodic SEC reports.

Furthermore, there has been no change in KeySpan's internal control over financial reporting that occurred during KeySpan's last fiscal quarter, which has materially affected, or is reasonably likely to materially affect, KeySpan's internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined under Exchange Act Rule 13a-15(f)). KeySpan's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, errors or fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of or compliance with the policies or procedures may deteriorate.

Under the supervision and with participation of KeySpan's Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in a report entitled Internal Control-Integrated Framework. Our management concluded, as of December 31, 2006, that KeySpan's internal control over financial reporting is effective based on the COSO criteria.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued their report on management's assessment of KeySpan's internal control over financial reporting as of December 31, 2006, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of KeySpan Corporation:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that KeySpan Corporation and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated February 22, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standards No. 158 "Employers' Accounting for Defined Benefit Pensions and Other Postretirement Benefit Plans," referred to in Notes 1 and 4.


/s/DELOITTE & TOUCHE LLP
New York, New York
February 22, 2007

                                    PART III
                                    --------

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE

Directors of KeySpan

The following individuals were elected as directors of KeySpan at our last annual meeting of shareholders held on August 17, 2006, to hold such position for a one year term or until his or her successor is duly elected or chosen and qualified:

Robert B. Catell - Age 70 - Director since May 1998 Chairman and Chief Executive Officer of KeySpan Corporation since July 1998. Joined KeySpan's subsidiary, The Brooklyn Union Gas Company, in 1958 and was elected Assistant Vice President in 1974, Vice President in 1977, Senior Vice President in 1981 and Executive Vice President in 1984. Elected Brooklyn Union's Chief Operating Officer in 1986 and President in 1990. Served as President and Chief Executive Officer from 1991 to 1996. He was then elected Chairman and Chief Executive Officer in 1996 and held such position through the transformation of Brooklyn Union to KeySpan. He served as President and Chief Operating Officer of KeySpan from May 1998 through July 1998 and was then elected as the Chairman in July 1998. Serves on the boards of Alberta Northeast Gas, Ltd., Edison Electric Institute, New York State Energy Research and Development Authority, the Business Council of New York State, Inc. and the New York City Partnership, and as Chairman of the Long Island Association. Mr. Catell also serves on the board of directors of The Houston Exploration Company (NYSE:THX) and Keyera Energy Management Ltd. (TSX:KEY.UN).

Andrea S. Christensen - Age 67 - Director since January 2001
Special Counsel to the law firm of Kaye Scholer LLP since January 1, 2005. Previously was a partner of Kaye Scholer LLP since 1976. Joined that firm in 1968 and previously was an associate with the law firm of Kelley, Drye & Warren. Adjunct Professor at New York University School of Law from 1984 to 1994. Member of the Association of the Bar of the City of New York, American Bar Association and International Society for Labor Law and Social Security. Former Chairperson of New York County Lawyers Association Committee on Labor Relations. Served as a director of Brooklyn Union from 1980 to 2000, and the American Arbitration Association from 1988 to 1999. Serves as a Member of the board of Inwood House since 2000.

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

Alan H. Fishman - Age 60 - Director since May 1998
President, Sovereign Bank, from June 2006 to December 2006. Former president, Chief Executive Officer and a director of Independence Community Bank Corp. (NASDAQ:ICBC), the parent savings and loan holding company of Independence Community Bank. Joined Chemical Bank in 1969, named Chief Financial Officer in 1979 and elected Senior Vice President responsible for worldwide investment banking activities in 1983. Joined Neuberger & Berman in 1988 and was responsible for an investment partnership. Joined American International Group, Inc. in 1989 as Senior Vice President of AIG. Joined the firm of Adler & Shaykin in 1990 as a Managing Partner. Former Managing Partner and founder of Columbia Financial Partners, L.P. in 1992. President and Chief Executive Officer of ContiFinancial Corporation from July 1999 to March 2001. Chairman of the Brooklyn Academy of Music and the Brooklyn Navy Yard and co-chairman of the Downtown Brooklyn Partnership.

James R. Jones - Age 67 - Director since May 1998
Co-Chairman and Chief Executive Officer of Manatt Jones Global Strategies, LLP since October 2001 and Chairman of GlobeRanger Corporation since September 1999. Senior Counsel to the law firm of Manatt, Phelps & Phillips, LLP from March 1999 to present. Retired as President of Warnaco, Inc. - International Division in 1998. Director of Anheuser Busch (NYSE:BUD) since 1998 and Kansas City Southern (NYSE:KSU) since 1997. White House Staff, Special Assistant and Appointments Secretary from 1965 to 1969 and Congressman from Oklahoma from 1973 to 1987. Partner in the law firm of Dickstein Shapiro Morin & Oshinsky LLP from 1987 to 1989. Chairman and Chief Executive Officer of the American Stock Exchange from 1989 to 1993. Served as United States Ambassador to Mexico from 1993 to 1997.

James L. Larocca - Age 63 - Director since January 2001
Distinguished Professor of Public Policy and former Dean of the College at Long Island University's Southampton Graduate Campus since April 2000 and Adjunct Professor of Public Policy at Hofstra University since January 1999. Chairman of the Long Island Regional Planning Board. Practiced law with the firm of Cullen and Dykman immediately prior to his appointment to Southampton College. Served in the cabinets of two New York State governors as Commissioner of Transportation, Commissioner of Energy, Director of Federal Affairs, Trustee of the New York Power Authority and Chairman of the Energy Research and Development Authority. Served as the President of the Long Island Association from 1985 to 1993. Served as a director of Brooklyn Union from 1992 to 1993 and from 1995 to 2000. Former director of European American Bank and ContiFinancial Corporation. Current director and past Chairman of the Long Island Nature Conservancy.

Gloria C. Larson - Age 56 - Director since June 2003
Partner and Co-chair of the Government Practices Group at the law firm of Foley Hoag LLP. Has held senior positions within the federal government and the Commonwealth of Massachusetts government, including serving as the Massachusetts Secretary of Economic Affairs, Deputy Director of Consumer Protection and Attorney Advisor for the Federal Trade Commission. Current Chairperson of the

Massachusetts Convention Center Authority since 1998. Director of Unum Provident Corp. (NYSE:UNM). Serves as a member of the Rose F. Kennedy Greenway Conservancy board, as well as several Boston-based not-for-profit organizations, including the Greater Boston Chamber of Commerce, the New England Council, the Massachusetts Women's Forum and Blue Cross Blue Shield of Massachusetts. Serves as co-Chair of the board of directors of MassINC.

Stephen W. McKessy - Age 69 - Director since May 1998
Elected as the Lead Director of KeySpan effective January 1, 2006. Retired partner of PricewaterhouseCoopers. Served in various management and leadership positions at PricewaterhouseCoopers from 1960 to 1997. Serves as a director of The Houston Exploration Company (NYSE:THX), and the Boy Scouts of America. Member of the board of advisors of St. John's University College of Business Administration, past president and current member of the board of governors of the Silver Spring Country Club, and member of the Property Owners Association at SailFish Point, Florida.

Edward D. Miller - Age 65 - Director since May 1998
Served as a member of the supervisory board and senior advisor to the Chief Executive Officer of AXA Group from June 2001 to April 2003. Served as President and Chief Executive Officer of AXA Financial, Inc. from August 1997 through May 2001. Chairman and Chief Executive Officer of The Equitable Life Assurance Society, the principal insurance subsidiary of AXA Financial, Inc., from August 1997 through May 2001. Served as Senior Vice Chairman of The Chase Manhattan Bank from 1996 through 1997. Serves as a member of the board of directors of American Express Company (NYSE:AXP) and Korn/Ferry International (NYSE:KFY). Member of the board of governors of the United Way of Tri-State and Chairman of the board of directors of Phoenix House. Trustee of the Inner-City Scholarship Fund and the New York City Police Foundation. Chairman for New York City's Partnership Security and Risk Management Task Force.

Vikki L. Pryor - Age 53 - Director since March 2004
President and Chief Executive Officer of SBLI USA Mutual Life Insurance Company, Inc. and its family of companies since 1999. Served as Senior Vice President of Oxford Health Plans from June 1998 to January 1999. Served in various Senior Vice President and Vice President positions at Blue Cross Blue Shield of Massachusetts from 1993 to 1997. Served as Director and in a variety of senior level positions at Allstate Life Insurance Company from 1986 to 1992. Served in various positions including acting assistant district counsel, senior attorney and associate in the Office of Chief Counsel of the Internal Revenue Service, Chicago office, from 1978 to 1986. Served on the boards of the Life Insurance Council of New York (LICONY), New Jersey Chamber of Commerce, UST Corporation, Pension Reserves Investment Management and River Source Funds, a mutual fund company Serves on the Dean's Advisory Council of the University at Buffalo Law School. Ms. Pryor is also a member of the board of the New York City Partnership and the Forum 500 Board of Directors.

EXECUTIVE OFFICERS OF KEYSPAN

Certain information regarding executive officers of KeySpan and certain of its subsidiaries is set forth below:

Robert B. Catell
Mr. Catell's biography appears under "Directors of KeySpan".

Robert J. Fani
Mr. Fani's biography appears under "Directors of KeySpan".

Wallace P. Parker Jr.
Mr. Parker, age 57, was elected President of the KeySpan Energy Delivery and Customer Relations Group in January 2003. He also serves as Vice Chairman and Chief Executive Officer of KeySpan Services, Inc. since January 2003. He had previously served as President, KeySpan Energy Delivery, since June 2001, and from February 2000 served as Executive Vice President of Gas Operations. He joined KEDNY in 1971 and served in a wide variety of management positions. In 1987, he was named Assistant Vice President for marketing and advertising and was elected Vice President in 1990. In 1994, Mr. Parker was promoted to Senior Vice President of Human Resources for KEDNY and in August 1998 was promoted to Senior Vice President of Human Resources of KeySpan.

Steven L. Zelkowitz

Mr. Zelkowitz, age 57, was elected President of KeySpan's Energy Assets and Supply Group in October 2003. Prior to that, he served as Executive Vice President and Chief Administrative Officer since January 2003. He joined KeySpan as Senior Vice President and Deputy General Counsel in October 1998, and was elected Senior Vice President and General Counsel in February 2000. In July 2001, Mr. Zelkowitz was promoted to Executive Vice President and General Counsel, and in November 2002, he was named Executive Vice President, Administration and Compliance, with responsibility for the offices of General Counsel, Human Resources, Regulatory Affairs, Enterprise Risk Management and administratively for Internal Auditing. Before joining KeySpan, Mr. Zelkowitz practiced law with Cullen and Dykman LLP in Brooklyn, New York, specializing in energy and utility law and had been a partner since 1984. He served on the firm's Executive Committee and was head of its Corporate/Energy Department.

John J. Bishar, Jr.

Mr. Bishar, age 57, was elected Executive Vice President, General Counsel, Chief Governance Officer and Secretary effective March 1, 2005. He became Senior Vice President, General Counsel and Secretary in May 2003, with responsibility for KeySpan's Legal Department and the Corporate Secretary's Office. Prior to that, he joined KeySpan as Senior Vice President and General Counsel in November 2002. Before joining KeySpan, Mr. Bishar practiced law with Cullen and Dykman LLP since 1987. He was the Managing Partner from 1993 through 2002 and was a member of the firm's Executive Committee. From 1980 to 1987, Mr. Bishar was Vice President, General Counsel and Corporate Secretary of LITCO Bancorporation of New York, Inc.

John A. Caroselli
Mr. Caroselli, age 51, was elected Executive Vice President and Chief Strategy Officer in January 2003. Mr. Caroselli is responsible for Brand Management, Strategic Marketing, Corporate Marketing, Sales and Account Management and Customer Service, Strategic Planning, Strategic Performance and Information Technology Strategy and Governance. Mr. Caroselli came to KeySpan in 2001 and at that time served as Executive Vice President of Strategic Development. Before joining KeySpan, Mr. Caroselli held the position of Executive Vice President of Corporate Development at AXA Financial. Prior to that, he held senior officer positions with Chase Manhattan, Chemical Bank and Manufacturers Hanover Trust. He has extensive experience in strategic planning, brand management, marketing, communications, human resources, and strategic execution.

Gerald Luterman
Mr. Luterman, age 63, was elected Executive Vice President and Chief Financial Officer in February 2002. He previously served as Senior Vice President and Chief Financial Officer since joining KeySpan in July 1999. He formerly served as Chief Financial Officer of barnesandnoble.com and Senior Vice President and Chief Financial Officer of Arrow Electronics, Inc. Prior to that, from 1985 through 1996, he held executive positions with American Express. Mr. Luterman also serves on the Board of Directors for IKON Office Solutions Inc. (NYSE:IKN), U.S. Shipping Partners L.P. (NYSE:USS) and Technology Solutions Company (NASDAQ:TSCC).

David J. Manning
Mr. Manning, age 56, was elected Executive Vice President Corporate Affairs and Chief Environmental Officer effective March 1, 2005. He became Senior Vice President for Corporate Affairs in April 1999. Before joining KeySpan, Mr. Manning had been President of the Canadian Association of Petroleum Producers since 1995. From 1993 to 1995, he was Deputy Minister of Energy for the Province of Alberta, Canada. From 1988 to 1993, he was Senior International Trade Counsel for the Government of Alberta, based in New York City. Previously, he was in the private practice of law in Canada as Queen's Counsel.

Anthony Nozzolillo
Mr. Nozzolillo, age 58, was elected Executive Vice President of Electric Operations in February 2000. He previously served as Senior Vice President of KeySpan's Electric Business Unit from December 1998 to January 2000. He joined LILCO in 1972 and held various positions, including Manager of Financial Planning and Manager of Systems Planning. Mr. Nozzolillo served as LILCO's Treasurer from 1992 to 1994 and as Senior Vice President of Finance and Chief Financial Officer from 1994 to 1998.

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

Joseph F. Bodanza
Mr. Bodanza, age 59, was elected Senior Vice President Regulatory Affairs and Asset Optimization effective March 1, 2005. He became Senior Vice President, Regulatory Affairs and Chief Accounting Officer in April 2003. Prior to that, he served as Senior Vice President of Finance Operations and Regulatory Affairs since August 2001 and was Senior Vice President and Chief Financial Officer of KEDNE. Mr. Bodanza previously served as Senior Vice President of Finance and Management Information Systems and Treasurer of Eastern Enterprise's Gas Distribution Operations. Mr. Bodanza joined Boston Gas Company in 1972, and held a variety of positions in the financial and regulatory areas before becoming Treasurer in 1984. He was elected Vice President and Treasurer in 1988.

Coleen A. Ceriello
Ms. Ceriello, age 48, was named Senior Vice President of Shared Services of KeySpan Corporate Services, LLC, effective March 1, 2005. She had been KeySpan's Vice President - Property, Security and Employee Related Services since January 2005. Prior to that time, she served as Vice President of Property and Security since June 2004 and Vice President of Strategic Planning since August 1999. She joined KEDNY in 1980 and over the years held a succession of positions in Corporate Planning, Regulatory Relations, Information Technology and Strategic Planning and Performance.

John F. Haran
Mr. Haran, age 56, was elected Senior Vice President of KeySpan Energy Delivery and Chief Gas Engineer in March 2004. He had been Senior Vice President of gas operations for KEDNY and KEDLI in April 2002. Mr. Haran joined KEDNY in 1972, and has held management positions in operations, engineering and marketing and sales. He was named Vice President of KEDNY gas operations in 1996 and in 2000 moved to the position of Vice President of KEDLI gas operations.

Michael J. Taunton
Mr. Taunton, age 51, was elected Senior Vice President, Treasurer and Chief Risk Officer effective March 1, 2005. He became Senior Vice President and Treasurer in March 2004, and had been KeySpan's Vice President and Treasurer since June 2000. Prior to that time, he served as Vice President of Investor Relations since September 1998. He joined KEDNY in 1975 and held a succession of positions in Accounting, Customer Service, Corporate Planning, Budgeting and Forecasting, Marketing and Sales, and Business Process Improvement. During the KeySpan/LILCO merger, Mr. Taunton co-managed the day-to-day transition process of the merger and then served on the Transition Team during the acquisition of Eastern Enterprises.

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

Lawrence S. Dryer
Mr. Dryer, age 47, was elected Vice President and General Auditor in June 2003. He previously served in this position from September 1998 to August 2001. In August 2001, he was named Senior Vice President and Chief Financial Officer of KeySpan Services, Inc. Prior to such positions, Mr. Dryer had been with LILCO from 1992 to 1998 as Director of Internal Audit. Prior to joining LILCO, Mr. Dryer was an Audit Manager with Coopers & Lybrand.

Theresa A. Balog
Ms. Balog, age 44, was elected Vice President and Chief Accounting Officer effective March 1, 2005. She became Vice President and Controller of KeySpan in April 2003. She joined KeySpan in 2002 as Assistant Controller. Prior to joining KeySpan, Ms. Balog was Chief Accounting Officer for NiSource Inc. and held a variety of positions with the Columbia Energy Group.

Joseph E. Hajjar
Mr. Hajjar, age 54, was named Vice President and Controller effective March 1, 2005. He had been Senior Vice President and Chief Financial Officer of KeySpan Services, Inc. since June 2003 and Senior Vice President and Chief Financial Officer of KeySpan Business Solutions, LLC, since November 2001. Before joining KeySpan from 1998 to 2001, Mr. Hajjar was Executive Vice President and Chief Operating Officer of Opportunity America. He also was previously an officer of the Bovis group and served for over 12 years with Price Waterhouse.

Michael A. Walker
Mr. Walker, age 50, was named Vice President and Deputy General Counsel of KeySpan Corporation, effective March 1, 2005. He had been Senior Vice President of KeySpan Services, Inc. since June 2004 and Senior Vice President and COO of KeySpan Business Solutions, LLC, since June 2003. Prior to that time he was Senior Vice President and General Counsel of KeySpan Services, Inc. from January 2001 to December 2003. Before joining KeySpan, Mr. Walker was a shareholder in the Corporate Finance Section in the law firm of Buchanan Ingersoll. Prior to joining Buchanan Ingersoll he worked for several law firms in the north east representing both private and public sector clients on a wide variety of energy, utility, regulatory, corporate and structured finance matters.

There are no family relationships among any of our executive officers or directors.

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

To KeySpan's knowledge, based solely on review of information furnished to us, reports filed through KeySpan and representations that no other reports were required, all Section 16(a) filing requirements applicable to our directors, executive officers and greater than ten percent (10%) beneficial owners were complied with during the twelve-month period ended December 31, 2006.

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

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

                  Objectives of Executive Compensation Programs

Through the Compensation and Management Development Committee of the Board of Directors (the "Committee"), which is responsible for the administration of our executive compensation programs, a "pay for performance" executive compensation philosophy was developed and adopted by the Board of Directors. Our executive compensation philosophy for named executive officers and other executives is intended to provide compensation at market competitive levels in order to attract, motivate and retain talented executives and to align the interests of these executives with those of our shareholders. The Committee, which has the primary governance authority over our executive compensation programs, is composed of five directors, each of whom are "independent" under all applicable New York Stock Exchange and Securities and Exchange Commission rules and regulations. The Committee operates pursuant to a written charter and is authorized by the Board of Directors to retain outside consultants, advisors or legal counsel to provide independent advice to the Committee. The overall objective of the program is to provide a total compensation plan designed to focus on our strategic business initiatives, financial performance objectives and shareholder value.

We adhere to the following compensation principles in the design of our compensation programs, which are intended to support our business objectives and further our strategic vision:

o The executive compensation programs emphasize pay for performance and encourage retention of those employees who enhance our overall performance.

o Compensation plan design maintains a reasonable balance among base salary, annual incentive and long-term equity-based incentive compensation and other benefits and should further the creation of long-term value for shareholders.

o Incentive compensation is linked to the achievement of specific financial and strategic objectives, which are established in advance and approved by the Board of Directors, upon recommendation of the Committee.

o Annual and long-term incentive compensation for executives are competitive with the levels of comparable executives within the energy industry, as well as general industry, on a nationwide basis, with a focus on energy companies for those positions unique to the energy industry.

o Total direct compensation, including base salary, annual and long-term incentives, should be benchmarked to the 50th percentile of the nationwide marketplace.

o If our performance results exceed that of our peer group, compensation should be above the 50th percentile for such peer group; likewise, if performance falls below that of our peer group, compensation should be below the 50th percentile.

o In addition to external comparisons, compensation levels also reflect the internal value of each executive compared to other executives within our organization, as well as other factors such as succession planning and the achievement of exceptional individual results.

Towers Perrin, a nationally recognized compensation consultant, was selected by the Committee as their independent compensation consultant in 2005. Towers Perrin attends Committee meetings in order to provide advice and counsel to the Committee in regard to compensation plan design and recommendations made by management. In addition, Towers Perrin provides advice regarding changes in legislative and accounting considerations that may impact compensation plan design.

To assist us in implementing our compensation programs, surveys are prepared by Towers Perrin to provide an independent review of the compensation levels of executives in peer energy companies and companies in general industry. The primary survey source is the Towers Perrin Energy Industry database with data from approximately 100 energy companies, as well as their general industry database with data from approximately 800 companies nationwide. This survey data is used as our peer group in assessing pay levels.

Both energy and general industry peer group data are used to benchmark base salary and annual incentives, but, because of factors unique to the energy industry, only energy industry data is used to benchmark the long-term incentive component of our pay programs. Ultimately, Towers Perrin uses statistical analysis to ensure comparability of our base salary, annual and long-term incentive compensation levels and to correlate the market data to an organization of our size and scope.

Our compensation plan design and philosophy is reviewed annually by the Committee, with no material changes made during 2006. In 2006 the Committee met five times. In addition to a review of the peer group data provided by Towers Perrin, the Committee conducted a comprehensive assessment of our executive compensation programs to ensure that our philosophy and programs are consistent with best practices and provide a reasonable level of total compensation to our named executive officers. In conducting this assessment, the Committee reviewed and relied upon comprehensive reports or "tally sheets" for each executive, which identified all elements of compensation provided to the executives in the prior year or to which they are otherwise entitled. In addition, the Committee held one executive session without management participation to enable discussion of the key elements of the named executive officers' performance evaluation and compensation recommendations.

                 Role of Executives in Establishing Compensation

Mr.  Catell  and Mr.  Fani  attend all  Committee  meetings.  At such  Committee meetings, they each periodically review KeySpan's financial and operating performance, major changes in organizational plans and the performance of key officers. Certain other senior executives also attend Committee meetings and are responsible for developing potential compensation programs, incentive compensation, plan design and individual salary recommendations with input from both Mr. Catell and Mr. Fani, utilizing the survey data and advice provided by Towers Perrin. With respect to Mr. Catell and Mr. Fani, all discussions regarding their compensation is conducted by the Committee in Executive Session without their attendance.

                              Compensation Program

Our compensation program reflects our compensation philosophy and principles as set forth above. To achieve our objectives, direct compensation includes three basic components: base salary, annual incentive compensation and long-term incentive compensation.

We place significant emphasis on variable pay (i.e. pay that is contingent upon performance), with the greatest proportion of total compensation being variable for Mr. Catell when compared to the other named executive officers. In terms of the variable pay component, which includes annual and long-term incentives, more emphasis is placed on the long-term component than the annual component. Mr. Catell has the highest portion of pay linked to long-term compensation, placing greater emphasis on long-term shareholder value. All variable pay programs are linked directly to performance measures that drive financial results, strategic performance measures and other goals and objectives that are intended to increase shareholder value.

The following provides a summary of the mix of compensation for the named executive officers for 2006:

                2006 Mix of Total Direct Compensation Components

-------------------- ----------------------------- ---------------------------- ----------------------------- ----------------------
                                                                                         Long-Term
      Name                     Base Pay                 Annual Incentive                 Incentive                      Total
-------------------- ----------------------------- ---------------------------- ----------------------------- ----------------------
Mr. Catell                       22%                           22%                          56%                          100%
-------------------- ----------------------------- ---------------------------- ----------------------------- ----------------------
Mr. Fani                         30%                           22%                          48%                          100%
-------------------- ----------------------------- ---------------------------- ----------------------------- ----------------------
Mr. Parker                       34%                           24%                          42%                          100%
-------------------- ----------------------------- ---------------------------- ----------------------------- ----------------------
Mr. Zelkowitz                    34%                           24%                          42%                          100%
-------------------- ----------------------------- ---------------------------- ----------------------------- ----------------------
Mr. Luterman                     36%                           24%                          40%                          100%
-------------------- ----------------------------- ---------------------------- ----------------------------- ----------------------

Executives are provided with benefits and perquisites that are intended to be comparable to those provided to executives in our peer group. These other programs include the following:

o ability to allocate a portion of any annual incentive payment into a deferred stock unit plan

o ability to allocate a portion of base salary into a deferred compensation plan

o    retirement plans

o    401(k) plan with employer match (available to all employees)

o    executive group replacement life insurance

o    severance and change in control termination protection

o    other reasonable and customary perquisites

In the design of our programs, the compensation amounts realized in prior years are not taken into consideration when establishing compensation targets or awards. We also have no policy that would automatically result in an adjustment to payments if the relevant performance measures upon which they are based are restated or otherwise adjusted in subsequent years in a manner that would reduce or increase the size of a previous payment. However, in an instance such as this, the Committee would have discretion to consider an adjustment, if warranted.

Base Salary
-----------

We provide a base salary program in order to compete for executive talent in the marketplace. Base salaries for our executives are established based on the scope of their responsibilities, taking into account competitive market compensation levels for similar positions. Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies. Base salaries are reviewed annually and adjusted from time to time to realign salaries with market levels, taking into account individual responsibilities, performance and experience. Other factors such as internal equity and succession planning are also considered when setting base salary.

In determining the base salary level for the named executive officers, the Committee considers individual contributions, internal equity, succession planning and performance, as well as competitive market data. In terms of performance results and contributions, the named executive officers are evaluated on an increase in overall earnings per share, continued focus on the core business and the achievement of our short and long-term strategic initiatives and financial goals. For further discussion of the named executive officers' base salary in 2006 and 2007, see the narrative following the Summary Compensation Table and the Grants of Plan-Based Awards table.

Annual Incentive Compensation
-----------------------------

Annual incentive compensation is intended to encourage management to achieve critical short-term goals that we believe are integrally linked to long-term value creation. The Board of Directors adopted the Corporate Annual Incentive Compensation and Gainsharing Plan (the "Corporate Plan") in September 1998. The Corporate Plan provides annual incentive awards to officers and all management employees based on the achievement of corporate goals that the Committee believes enhance shareholder value. For 2006, the performance measurement period included the twelve-month period from January 1, 2006 to December 31, 2006. The awards for this period were approved by the Committee and the Board of Directors in February 2007 and will be paid in March 2007. The specific corporate goals for the Corporate Plan are proposed by management and reviewed and approved by the Committee and the Board of Directors.

In 2006, the performance objectives for each of the named executive officers included financial and strategic objectives consisting of the following:

o    earnings per share

o    cash flow

o    business unit operating income

o    customer satisfaction

o    control of operating expenses

o    employee diversity, and

o    individual strategic initiatives

The incentive award ranges are established annually by the Committee for executives and management employees. Incentive award levels provide awards that are competitive both within and outside the energy industry when target performance results are achieved.

Under the Corporate Plan, award payouts can range from zero for below threshold performance up to a maximum award potential of two times the target level established for each named executive officer. Actual award payouts are calculated using cumulative base earnings paid during the calendar year and are determined based upon each named executive officer's performance measured against the established financial, strategic and individual performance objectives set by the Committee and the Board of Directors. Actual awards also reflect modification based upon each named executive officer's individual performance rating using a modifier percentage as approved by the Committee. The modifier allows the Committee to use its discretion to increase or decrease an award with a maximum modification of +/- 15%, based on the named executive officers' performance relative to leadership, teamwork, strategic thinking, urgency for results, enterprise-wide commitment, developing organizational talent and integrity.

For each named executive officer, the specific performance objectives are weighted dependent upon the executive's level of responsibility for delivering results against these objectives. The weightings for the named executive officers with respect to each objective ranged as follows:

     Earnings Per Share: 35% to 50%
     ------------------

     Corporate/Business Unit Operating Income: zero to 25%
     ----------------------------------------

     Free Cash Flow: 10% to 20%
     --------------

     Control of Operation and Maintenance Costs: zero to 20%
     ------------------------------------------

     Diversity: 10% for each named executive officer
     ---------

     Customer Satisfaction: 10% for each named executive officer
     ---------------------

     Other Strategic Initiatives: zero to 10%
     ---------------------------

The overall assessment of the achievement of each named executive's goals determines the percent of the target award that will be paid to the executive as an annual incentive award. In addition, the Committee may take into consideration certain unanticipated or extraordinary items, such as changes in accounting or tax rules, that may have impacted the difficulty or ease of achieving the desired targets and has discretion to adjust award payouts.

The performance metrics used in the 2006 Corporate Plan are summarized in the chart below. These objectives were selected as key performance indicators in support of our annual objectives and long-term strategy. The setting of the target level of performance generally reflects a reasonable level of improvement in performance when compared to the actual results achieved in the prior year. The threshold level of performance reflects the minimum acceptable level of performance. The maximum level of performance reflects performance results that would be considered exceptional when compared to the expected target level of results. The corporate performance objectives and the threshold, target and maximum levels are reviewed and approved by both the Committee and the Board of Directors at the beginning of each year.

                             2006 Performance Goals

---------------------------------- ----------------- ------------- ------------------ ------------------------ ---------------------
   Performance Objective              Threshold         Target          Maximum               Actual                Actual Results
                                                                                            Performance              as a % of
                                                                                            Results(1)                 Target
---------------------------------- ----------------- ------------- ------------------ ------------------------ ---------------------
Earnings Per Share (2)                  $2.40           $2.46            $2.60                  $2.63                   200%
---------------------------------- ----------------- ------------- ------------------ ------------------------ ---------------------
Corporate Operating Income (3)          $876M           $918M          $1,100M                $970.4M                 181.1%
---------------------------------- ----------------- ------------- ------------------ ------------------------ ---------------------
Operating Income Gas Business           $548M           $567M            $606M                $598.8M                 181.1%
Unit and Energy Services (4)
---------------------------------- ----------------- ------------- ------------------ ------------------------ ---------------------
Operating Income Electric               $319M           $341M            $385M                $371.6M                 169.1%
Business Unit and Energy
Related Investments (5)
---------------------------------- ----------------- ------------- ------------------ ------------------------ ---------------------
Free Cash Flow (2)                        $0            $150M            $450M                  $511M                   200%
---------------------------------- ----------------- ------------- ------------------ ------------------------ ---------------------
Control of Operation and               $22.3M          $21.7M           $20.4M                $19.96M                   200%
Maintenance Costs (6)
---------------------------------- ----------------- ------------- ------------------ ------------------------ ---------------------
Diversity (2) (7)                        63%             70%              85%                     52%                     0%
---------------------------------- ----------------- ------------- ------------------ ------------------------ ---------------------
Customer Satisfaction (2) (8)            87%             89%              93%                     89%                   100%
---------------------------------- ----------------- ------------- ------------------ ------------------------ ---------------------

(1) Actual performance results reflect adjustment for certain unanticipated expenses associated with the pending transaction with National Grid.

(2)  Goal applicable to all named executive officers.

(3)  Goal  applicable  to  Mr.  Fani.   Payout  result  reflects  business  unit
     weightings of gas, electric, energy development and energy services business units.

(4)  Goal applicable to Mr. Parker.

(5)  Goal applicable to Mr. Zelkowitz.

(6) The performance measure for the Control of Operation and Maintenance Costs for Mr. Luterman reflects the expense levels associated with his areas of responsibility.

(7) The Diversity goal measures the percentage of diverse candidates selected for positions as compared to the total candidate population for those positions that are underrepresented by diverse incumbents.

(8) The Customer Satisfaction goal measures the percentage of customers who have had contact with us and have provided a satisfactory rating or better with respect to the level of service provided to them. A random sample of customers is used for this survey process. The survey is conducted by an outside agency.

The Corporate Plan includes both primary and secondary performance trigger mechanisms. The primary trigger is earnings per share. In order for the named executives and all other participants in the Corporate Plan to receive any incentive award payment, at least the threshold performance level of earnings per share must be achieved. If earnings per share results are between threshold and target, the award payout for all goals is pro-rated downward consistent with the level of performance. Once the target level of earnings per share performance is achieved, all goals are paid based upon actual performance results, with results in excess of target paid up to the maximum award level in the plan. The secondary performance trigger for the business units is operating income. The secondary performance trigger for all corporate staff and administrative areas is operation and maintenance expense. If the secondary trigger for any business unit or the corporate staff/administrative area is below threshold, the award payout for this measure is forfeited and award payouts for any other performance measures are reduced by 75% for that particular business unit.

We believe that the existence of these trigger mechanisms clearly emphasizes the importance of enhancing shareholder value and ensures that incentive awards are not paid (or are paid at substantially reduced levels) if key objectives are not achieved. For further discussion of the Corporate Plan and awards relative to 2006 performance, see the narrative to the Summary Compensation Table and the Grants of Plan-Based Awards table.

Long-Term Incentive Compensation
--------------------------------

The purpose of long-term compensation is to encourage actions that are directly aligned with the interests of our shareholders. We directly link officer compensation to shareholder return by awarding a portion of compensation in equity. The Committee recommended, and the Board of Directors adopted, the KeySpan Long-Term Performance Incentive Compensation Plan (the "Incentive Plan") in March 1999. The Incentive Plan was approved by shareholders at the May 1999 Annual Meeting. Under the Incentive Plan, we have awarded executives with three types of equity-based compensation: (1) stock options, (2) performance shares and (3) restricted stock.

The Committee is responsible for approving all equity awards granted under the Incentive Plan. The type and amount of long-term compensation (as a percentage of base salary) awarded to each named executive officer is determined, in part, by the compensation value of the long-term component at the 50th percentile in the Towers Perrin energy industry peer group. The actual shares awarded reflect modification based upon each named executive officer's individual performance rating using a modifier percentage as approved by the Committee. The modifier allows the Committee to increase or decrease an award using discretion, with a maximum modification of +/- 20%.

All equity awards are granted on the same day the Committee approves the awards (typically at a meeting in February), and are priced based upon the closing price of our stock on that date. With respect to newly hired or promoted executives, grants of equity awards may be approved and granted on their date of hire or promotion.

Below is a brief discussion of each type of equity-based compensation awarded pursuant to the Incentive Plan. For more detailed information regarding long-term compensation and each form of equity, see the 2006 Outstanding Equity Awards at Fiscal Year-End table and accompanying narrative.

Stock Options
-------------

The stock option component of the Incentive Plan permits the participants to purchase shares of KeySpan common stock at an exercise price per share determined by the Committee that is no less than the closing price of the common stock on the New York Stock Exchange on the date of the grant. We have been expensing stock options since 2003. We did not grant stock options in 2006 or 2007. The decision not to grant stock options in 2006 and 2007 was based upon the fact that the expense associated with such stock options would exceed the compensation value of the award and offer little incentive to executives due to the pending transaction with National Grid.

Stock option awards have never been re-priced or granted at less than market value. For a discussion of options granted prior to 2006, see the 2006 Outstanding Equity Awards at Fiscal Year-End table and the following narrative.

Restricted Stock
----------------

The restricted stock component of the Incentive Plan provides for the award of common stock that may not be traded or otherwise disposed of by the participant until specific restrictions have lapsed. Due to the fact that restricted stock does not vest until after a multi-year period has lapsed, the interests of executives are aligned with the interests of shareholders and we believe the award encourages the retention of key executives.

For further discussion of the restricted stock awards in 2006, see the narrative following the Summary Compensation Table and Grants of Plan-Based Awards table.

For 2007, the named executive officers received their entire long-term incentive award in restricted stock. On February 20, 2007, the Committee approved the following grants of restricted stock: Mr. Catell 26,000; Mr. Luterman 5,110; Mr. Fani 15,000; Mr. Parker 10,000; and Mr. Zelkowitz 10,000. Restricted stock was considered the most appropriate form of equity in view of the fact that the establishment of multi-year performance goals was not realistic considering the pending acquisition of us by National Grid. Moreover, in order to account for the expected timing of this pending transaction, named executive officers' long-term grant levels were adjusted to provide approximately one-third of the target share level.

Performance Shares
------------------

The performance share component of the Incentive Plan entitles the participants to receive shares of common stock if certain performance goals are achieved. Executives may earn from 0% to 150% of the target level of performance shares granted based upon our total shareholder return relative to the Standard and Poor's Utility Group. This type of equity compensation encourages officers to increase shareholder return because of the contingent nature of the award, which remains at risk unless the goals are achieved.

The performance goal for performance shares granted in 2003, 2004 and 2005 was linked solely to total shareholder return ("TSR"). The performance goal measures KeySpan's cumulative TSR for a three year performance period as compared to the Standard and Poor's Utilities Group. For the performance shares granted to officers in 2003 and 2004, the threshold performance level was not achieved and as a result all performance shares granted in 2003 and 2004 were forfeited without payment, reinforcing KeySpan's "pay for performance" compensation philosophy.

For a complete discussion of 2005 and 2006 performance share grants, see the narrative following the Summary Compensation Table and Grants of Plan-Based Awards table, and the narrative following the 2006 Outstanding Equity Awards at Fiscal Year-End table.

                           Other Compensation Programs

Executive Group Replacement Life Insurance
------------------------------------------

The named executive officers as well as all other executives and eligible management employees are also provided with KeySpan paid individual life insurance. The executives do not participate in the group term life insurance plan that is provided to all other employees. The level of benefit provided to the executives under this replacement coverage is equal to the level of benefit that was formerly provided to all employees in the group plan. We determined that the cost of this coverage as a group term policy would be more expensive to us than the replacement coverage that is now provided.

The life insurance benefit for executives provides a benefit level of three times base salary and annual bonus up to a maximum of $1,500,000. All named executive officers are at the $1,500,000 limit. At retirement, if the executive is under age 65, the benefit level decreases to a maximum of $500,000 and thereafter, decreases again each year between ages 66 and age 70 to a maximum of $250,000. For executives who terminate employment prior to retirement age, we discontinue the payment of premiums. These are variable life insurance policies that are individually owned by the executive and accumulate cash value so that at age 65 or later, if premiums have not been paid for a 10 year period, there is sufficient value within the policy to allow us to discontinue premium payments and continue to provide the benefit level stated above in retirement. The cash surrender values as of December 31, 2006, for the named executives are as follows: Mr. Catell - $163,500; Mr. Luterman $99,700; Mr. Fani - $25,900; Mr. Parker - $45,300; and Mr. Zelkowitz - $45,200. The premiums paid by us are taxable to each named executive officer.

Perquisites
-----------

We maintain a perquisite program for our named executive officers, all other executives and key management employees. The perquisites provided to the executives are designed to provide a level of benefit to help attract and retain executives. Our named executive officers are reimbursed for an annual medical exam up to a cost of $1,000 and are also eligible for health club membership reimbursement up to annual limit of $ 900. The annual medical exam and health club subsidy are viewed as part of our initiative to encourage a healthy lifestyle. There is also a financial and estate planning perquisite that provides reimbursement up to $2,000 annually to the named executive officers. The reimbursements for health club and financial and estate planning are taxable to each named executive officer.

Due to the nature of our business which requires emergency response to ensure public safety, as well as our geographically dispersed facilities, cars and drivers are available for Mr. Catell, Mr. Fani, Mr. Parker and Mr. Zelkowitz. The incremental cost of personal use of the company car for commutation purposes has been valued, and a portion of the cost of the annual lease, the driver and maintenance of the vehicle is imputed as income to the executives.

Each named executive officer is also provided a leased vehicle for business and personal use. The lease term is 48 months, with an upper dollar limit of $30,000 plus sales tax on the value of the lease paid by us for 2006. If the value of the vehicle exceeds $30,000, the named executive is responsible for payment of the full amount in excess of this limit including taxes. The named executives are eligible for reimbursement of up to $1,700 annually for maintenance expense. The executive is taxed each year for personal use of the leased vehicle.

All such perquisites are reflected in the All Other Compensation column of the Summary Compensation Table and the accompanying footnotes.

Post-Retirement and Post-Employment Plans
-----------------------------------------

We also provide the following post-retirement and post-employment plans to our executives:

o Our qualified pension plan, supplemental retirement plan and individual agreements are discussed in detail in the narrative following the Pension Benefits table. We provide a qualified pension plan to all employees in order to be competitive in the marketplace, to provide a tax effective method for us to fund retirement benefits, and to help attract and retain executives. In addition to the qualified plan, the named executive officers also participate in the KeySpan supplemental pension plan. We maintain this unfunded plan to provide named executive officers and other eligible employees with a pension benefit that will make up for the lost pension benefits that result from the Internal Revenue Code limits on the qualified plan.

     We have established a deferred compensation trust and have contributed assets to purchase corporate owned life insurance to provide a source of funds for these supplemental benefits.

     Individual supplemental retirement agreements have been provided to Mr. Catell, Mr. Zelkowitz and Mr. Luterman. The agreement for Mr. Catell was negotiated when he accepted the role of Chairman and CEO following the merger of the Brooklyn Union Gas Company and the Long Island Lighting Company in 1998. Effective January 1, 2005, we entered into a new agreement with Mr. Catell that supersedes the 1998 agreement and continues to provide for supplemental pension benefits.

     We also provided both Mr. Zelkowitz and Mr. Luterman individual supplemental pension agreements due to their shorter length of service as compared to other executives and to provide incentives to remain with us. For a more detailed discussion, see the narrative following the 2006 Pension Benefits table below.

o Executives may elect to defer until retirement or termination of employment from 10% to 50% of their annual incentive awards to the Officers' Deferred Stock Unit Plan (the "ODSUP"). We provide this unfunded plan to encourage officers to increase their stock ownership in KeySpan and further align the interests of the executives with that of our shareholders. The ODSUP is discussed in detail in the narrative following the Nonqualified Deferred Compensation table.

o Executives may elect to defer until retirement or termination of employment up to 10% of their base salary to the Deferred Compensation Plan. We provide this unfunded plan to allow executives an opportunity to defer income and associated income taxes on their compensation. In addition, when recruiting senior executives, the opportunity to defer compensation is an attractive feature in the recruitment process. The Deferred Compensation Plan is discussed in the narrative following the Nonqualified Deferred Compensation table.

o Change of control protection and severance benefits are provided in Mr. Catell's, Mr. Luterman's and Mr. Zelkowitz's employment agreements as well as to all officers in the KeySpan Senior Executive Change of Control Severance Plan (the "Change of Control Plan"). Change of control severance benefits are discussed in detail in the narrative following the Nonqualified Deferred Compensation table. These individual agreement benefits and the Change of Control Plan benefits are provided to ensure the continued employment of the executive leadership team during a period of time when there may be a great deal of uncertainty pending a change in control.

              Policy with Respect to Section 162(m) Deduction Limit

Under Section 162(m) of the Internal Revenue Code of 1986, as amended, we cannot deduct compensation in excess of $1,000,000 paid in any year to the Chief Executive Officer or any of the other named executive officers. Certain benefit plans and compensation paid under plans that are performance based are not subject to the $1,000,000 annual limit if certain requirements are satisfied. Although our compensation policy is designed to relate compensation to performance, certain payments do not meet such requirement because they allow the Committee and the Board of Directors to exercise discretion in setting compensation. The Committee is of the opinion that it is in our best interest for the Committee and the Board of Directors to retain this discretion in order to preserve flexibility in compensating such executive officers, especially in light of an increasingly competitive marketplace.

                    KeySpan Executive Stock Ownership Policy

The KeySpan Executive Stock Ownership Policy was adopted by the Committee in January 2005. The policy requires increased ownership of KeySpan common stock to ensure that the interests of the executives are closely aligned with the interest of shareholders. The policy establishes target levels of ownership of KeySpan stock for officers which must be achieved within a five-year period. Officers that do not meet the stock ownership requirements or are not on target to meet such requirements within a five year period are subject to certain remedial actions by the Corporation.

Our officers are expected to own shares of KeySpan common stock with a value equal to a specific multiple of such officer's base salary, as follows:

           Position                                   Multiple of Base Salary
           --------                                   -----------------------

           Chief Executive Officer                              5x

           Chief Operating Officer                              4x

           Presidents                                           3x

           Executive Vice Presidents                            2x

           Senior Vice Presidents                             1.5x

           Vice Presidents                                      1x

All named executive officers are currently in compliance with the ownership policy. In the event an executive is not in compliance, any one or more of the following measures will apply to the executive:

o    May not liquidate any holdings in KeySpan stock.

o Can not reduce or discontinue any payroll deductions for the purchase of KeySpan stock.

o 50% of the after-tax proceeds from the exercise of stock options, or the sale of restricted stock or performance shares, are required to be retained as KeySpan stock.

                                   Conclusion

We strive to ensure that each element of compensation delivered to the named executive officers is reasonable and appropriate as compared to the type and levels of compensation and benefits provided to executives in the marketplace. We also believe that such compensation should properly reflect the performance and results achieved by each individual. We have also established performance measures that ensure that each component of compensation is aligned with shareholders. Along with the Committee, we continually monitor trends in executive pay to ensure that recommendations and plan design reflect best practice.

                           Summary Compensation Table
------------ ----- ------------ --------- ------------ ----------- -------------- ------------------- ---------------- -------------
Name and      Year   Salary       Bonus      Stock        Option       Non-        Change in Pension    All Other        Total ($)
Principal              ($)         ($)       Awards       Awards      Equity           Value and      Compensation
Position                                      ($)          ($)       Incentive        Nonqualified         ($)
                                              (1)                      Plan            Deferred
                                                                   Compensation      Compensation
                                                                        ($)            Earnings
                                                                                         ($)
------------ ----- ------------ --------- ------------ ----------- -------------- ------------------- ---------------- -------------
Robert B.    2006   1,140,000       0      3,514,017         0      2,223,900        721,242 (2)        336,830 (3)      7,935,989
Catell,
Chairman &
Principal
Executive
Officer
------------ ----- ------------ --------- ------------ ----------- -------------- ------------------- ---------------- -------------
Gerald       2006     486,250       0        274,115         0        590,218        129,804 (2)         87,893 (4)      1,568,280
Luterman,
Executive
Vice
President
&
Principal
Financial
Officer
------------ ----- ------------ --------- ------------ ----------- -------------- ------------------- ---------------- -------------
Robert J.    2006     814,500       0        581,225         0      1,104,827        997,503 (5)        239,491 (6)      3,737,546
Fani,
President
& Chief
Operating
Officer
------------ ----- ------------ --------- ------------ ----------- -------------- ------------------- ---------------- -------------
Wallace      2006     625,000       0        363,098         0        797,968        592,332 (5)        212,007 (7)      2,590,405
P. Parker
Jr.,
President,
KeySpan
Energy
Delivery
and
KeySpan
Services
------------ ----- ------------ --------- ------------ ----------- -------------- ------------------- ---------------- -------------
Steven L.    2006     625,000       0        410,426         0        784,407        477,570 (5)        206,877 (8)      2,504,280
Zelkowitz,
President,
Energy
Assets
and
Supply
Group

(1) For a discussion of assumptions made in the valuation of restricted stock and performance shares, see "Note 1. Summary of Significant Accounting Policies" to our audited financial statements for the year ended December 31, 2006.

(2)  Includes  change in pension values (Mr.  Catell:  $709,752;  Mr.  Luterman:
     $128,210) as well as the earnings on deferred compensation under the Deferred Compensation Plan that is above market and calculated based upon the difference between the Federal Reserve Prime Rate and 120% of the Federal Long-Term Rate (Mr. Catell: $11,490; Mr. Luterman: $1,594).

(3) Includes the cost of life insurance of $12,848; the 20% match of $140,000 contributed by us on amounts payable under our Corporate Plan but deferred to the Officers' Deferred Stock Unit Plan; $161,309 as the total expense incurred to provide a car and driver used for business and security purposes, with income imputed for personal commutation; and $22,673 in certain other compensation and perquisites, including a leased vehicle, club membership, physical exam and 401(k) employer match, each of which are valued at less than $10,000.

(4) Includes the cost of life insurance of $29,603; the 20% match of $38,828 contributed by us on amounts payable under our Corporate Plan but deferred to the Officers' Deferred Stock Unit Plan; and $19,462 in certain other compensation and perquisites, including a leased vehicle, financial planning, health club membership, physical exam and 401(k) employer match, each of which are valued at less than $10,000.

(5) Reflects the change in pension value. These named executive officers do not participate in the nonqualified deferred compensation plan.

(6) Includes the 20% match of $37,059 contributed by us on amounts payable under our Corporate Plan but deferred to the Officers' Deferred Stock Unit Plan; $166,306 as the total expense incurred to provide a car and driver used for business and security purposes, with income imputed for personal commutation; $11,809 for a leased vehicle and $24,318 in certain other compensation and perquisites, including the cost of life insurance, financial planning, health club membership, club membership and 401(k) employer match, each of which are valued at less than $10,000.

(7) Includes the cost of life insurance of $13,082; the 20% match of $55,009 contributed by us on amounts payable under our Corporate Plan but deferred to the Officers' Deferred Stock Unit Plan; $118,355 as the total expense incurred to provide a car and driver used for business and security purposes, with income imputed for personal commutation; and $25,561 in certain other compensation and perquisites, including supplemental long term disability, a leased vehicle, financial planning, health club membership, physical exam, club membership and 401(k) employer match, each of which are valued at less than $10,000.

(8) Includes the cost of life insurance of $13,849; the 20% match of $51,313 contributed by us on amounts payable under our Corporate Plan but deferred to the Officers' Deferred Stock Unit Plan; $123,752 as the total expense incurred to provide a car and driver used for business and security purposes, with income imputed for personal commutation; $17,064 for a leased vehicle, health club membership and 401(k) employer match valued at less than $10,000.

                                                                                2006 Grants of Plan-Based Awards
---------- ------- ---------------------------------------- ----------------------------------- -------- ------- -------- ----------
Name       Grant   Estimated Future Payouts Under           Estimated Future Payouts              All     All    Exercise  Grant
           Date    Non-Equity Incentive Plan                Under Equity Incentive Plan          Other    Other   or Base  Date
                   Awards                                   Awards                               Stock   Option   Price    Fair
                                                                                                 Awards: Awards:    of     Value
                                                                                                 Number  Number   Option    of
                                                                                                   of      of     Awards   Stock
                                                                                                 Shares   Secur-   ($/Sh)   and
                                                                                                of Stock  ities            Option
                                                                                                or Units  Under-           Awards
                                                                                                  (#)    lying               ($)
                                                                                                         Options
                                                                                                          (#)
---------- ------- ------------ --------------- ----------- -------------- ---------- -------- --------- ------- -------- ----------
                    Thres-          Target        Maxi-        Thres         Target     Maxi
                     hold            ($)           mum         -hold           (#)      -mum
                      ($)                          ($)          (#)                      (#)
---------- ------- ------------ --------------- ----------- -------------- ---------- -------- --------- ------- -------- ----------
Robert B.  2/23/06  570,000          1,140,000   2,280,000           0            0         0    85,520      0      N/A   3,514,017
Catell                                                                                                                           (1)

---------- ------- ------------ --------------- ----------- -------------- ---------- -------- --------- ------- -------- ----------
Gerald     2/23/06  158,031            316,063     632,125       9,180       18,360    27,540         0      0      N/A     633,236
Luterman                                                                                                                         (2)

---------- ------- ------------ --------------- ----------- -------------- ---------- -------- --------- ------- -------- ----------
Robert J.  2/23/06  305,438            610,875   1,221,750      19,465       38,930    58,395         0      0      N/A   1,342,696
 Fani                                                                                                                            (2)
---------- ------- ------------ --------------- ----------- -------------- ---------- -------- --------- ------- -------- ----------
Wallace P  2/23/06  218,750            437,500     875,000      12,160       24,320    36,480         0      0      N/A     838,797
Parker Jr                                                                                                                        (2)

---------- ------- ------------ --------------- ----------- -------------- ---------- -------- --------- ------- -------- ----------
Steven L.  2/23/06  218,750            437,500     875,000      13,745       27,490    41,235         0      0      N/A     948,130
Zelkowitz                                                                                                                        (2)

---------- ------- ------------ --------------- ----------- -------------- ---------- -------- --------- ------- -------- ----------

(1) Reflects the grant date fair value pursuant to the Statement of Financial Accounting Standards No. 123 (revised 2004) - Share-based Payment ("FAS 123R") of the restricted stock granted in 2006.

(2) Reflects the grant date fair value at threshold level pursuant to FAS 123R of performance shares granted in 2006.

Salary
------

On February 23, 2006, upon recommendation of the Compensation and Management Development Committee, the Board of Directors approved base salary increases for 2006 for the named executive officers as follows:


                     Approved Base Salary Increases for 2006

------------------------ ------------------------------------ ------------------------------------ ---------------------------------
      Name                     Previous Base Salary               Base Salary Increased To            Effective Date of Increase
------------------------ ------------------------------------ ------------------------------------ ---------------------------------
Mr. Catell                          $1,075,000                            $1,140,000                         January 1, 2006
------------------------ ------------------------------------ ------------------------------------ ---------------------------------
Mr. Luterman                          $467,000                              $488,000                        February 1, 2006
------------------------ ------------------------------------ ------------------------------------ ---------------------------------
Mr. Fani                              $734,000                              $782,000, and then to            January 1, 2006
                                                                            $860,000 (1)                      August 1, 2006
------------------------ ------------------------------------ ------------------------------------ ---------------------------------
Mr. Parker                            $587,000                              $625,000                         January 1, 2006
------------------------ ------------------------------------ ------------------------------------ ---------------------------------
Mr. Zelkowitz                         $545,000                              $625,000 (2)                     January 1, 2006
------------------------ ------------------------------------ ------------------------------------ ---------------------------------

(1) Mr. Fani received a second mid-year increase to reflect his planned succession to the Chief Executive Officer position. Consistent with this succession plan, upon recommendation of the Committee, on May 3, 2006, the Board of Directors approved a base salary increase for Mr. Fani from $782,000 to $860,000 effective August 1, 2006.

(2) The increase for Mr. Zelkowitz reflects both a merit increase and an adjustment to address internal equity considerations at the President level.

On February 21, 2007, upon recommendation of the Committee, the Board of Directors approved base salary increases for the named executive officers as follows:

                     Approved Base Salary Increases for 2007

----------------------- ------------------------------------ ------------------------------------ ----------------------------------
      Name                       Base Salary from                      Base Salary to                       Effective Date
----------------------- ------------------------------------ ------------------------------------ ----------------------------------
Mr. Catell                         $1,140,000                           $1,220,000                          January 1, 2007
----------------------- ------------------------------------ ------------------------------------ ----------------------------------
Mr. Luterman                         $488,000                             $522,000                         February 1, 2007
----------------------- ------------------------------------ ------------------------------------ ----------------------------------
Mr. Fani                             $860,000                             $919,000                          January 1, 2007
----------------------- ------------------------------------ ------------------------------------ ----------------------------------
Mr. Parker                           $625,000                             $668,000                          January 1, 2007
----------------------- ------------------------------------ ------------------------------------ ----------------------------------
Mr. Zelkowitz                        $625,000                             $668,000                          January 1, 2007
----------------------- ------------------------------------ ------------------------------------ ----------------------------------

These increases were based on the individual executive's performance appraisal rating and accomplishments for the 2005 and 2006 calendar years, respectively, which took into account performance results achieved in 2005 and 2006, as well as competencies such as leadership, teamwork, strategic thinking, urgency for results, enterprise-wide commitment, developing organizational talent and integrity.

The amounts shown in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Committee include any amounts deferred to the ODSUP. The ODSUP is described more fully in the narrative following the Non-Qualified Deferred Compensation table.

Stock Awards
------------

On February 23, 2006, the Committee approved a grant to Mr. Catell of 85,520 shares of restricted stock pursuant to the Incentive Plan. The restrictions on the restricted stock will lapse after two years on February 23, 2008. The Committee has the discretion to lapse restrictions after one year on February 23, 2007 based on the success of the senior executive transition. On February 20, 2007, the Committee elected not to accelerate the lapse on these restricted shares. In the event of retirement or upon a change of control, the restrictions on the shares granted shall fully lapse. Restricted shares constitute issued and outstanding shares of common stock, and therefore, Mr. Catell has the right to vote such restricted shares. Dividends paid on the restricted stock are reinvested and are subject to all of the same restrictions as the restricted stock granted to him.

Also on February 23, 2006, the Committee approved performance share grants to the named executive officers (other than Mr. Catell). The estimated future payout of performance shares at threshold, target and maximum is provided in the 2006 Grants of Plan-Based Awards table under the Equity Incentive Plan Awards columns. Performance shares were granted at the target level with a three-year performance period with a threshold, target and maximum performance level. The number of performance shares earned at the end of the performance period can range from 0% to 150% of the target level of shares granted and will be linked to the following two performance measures, using a matrix approach that encompasses both measures:

o    the percentage improvement in Return on Invested Capital ("ROIC"), and

o KeySpan's cumulative three-year TSR relative to the cumulative three-year TSR for the Standard and Poor's Utilities Group.

The payout matrix is as follows:

---------- -------- ------------ ---------------------------------------------------------------------------------------------------
                                 Three - Year Cumulative TSR Relative to S&P Utility Group
                                 ---------------------------------------------------------------------------------------------------
                                                                   Threshold                  Target                  Maximum
                                 -------------------------- ------------------------- ------------------------ ---------------------
                                     < 35th Percentile          35th Percentile           50th Percentile         90th Percentile
---------- --------
Three
year %
Improvement
 in ROIC               < 1%                  0%                        0%                       0%                        0%
---------- --------              -------------------------- ------------------------- ------------------------ ---------------------


           Threshold    1%                  25%                       50%                       75%                     100%
---------- --------              -------------------------- ------------------------- -----------------------  ---------------------


           Target       3%                  50%                       75%                      100%                     125%
---------- --------              -------------------------- ------------------------- ------------------------ ---------------------


           Maximum      5%                  75%                      100%                      125%                     150%
---------- -------- ------------ -------------------------- ------------------------- ------------------------ ---------------------

The ROIC goal will act as the primary trigger. If the ROIC goal performance is below the threshold level, all shares shall be forfeited without payment. In the event of an officer's retirement, performance shares shall be distributed based upon results achieved at the end of the performance period and pro-rated through the date of retirement. Upon a change of control, performance shares shall be distributed based upon the greater of the number of performance shares originally awarded at target level or the number of shares earned based on actual performance through the change of control date.

The dual performance measures were introduced in 2006 based upon an analysis of accounting considerations under the Statement of Financial Accounting Standards No. 123 (revised 2004) - Share-based Payment ("FAS 123R"). In this regard, the use of TSR as well as ROIC as an internal performance measure, with ROIC as the trigger, allows for more favorable accounting treatment in the event of forfeitures. If the TSR goal is the sole measure, the FAS 123R accounting rules will not allow for the reversal of expense in the event shares are forfeited. Using ROIC as the trigger allows for the reversal of expense in the event shares are forfeited.

The FAS 123R value expensed in 2006 for the restricted shares granted to Mr. Catell and for the performance shares granted to the other named executive officers is reported in the Stock Awards column of the Summary Compensation Table.

The grant date fair value pursuant to FAS 123R with respect to the entire 2006 restricted share grant to Mr. Catell is reported in the last column of the Grants of Plan Based Awards table. The amounts reported in this table for the other named executive officers reflects the grant date fair value at threshold for the 2006 performance share awards pursuant to FAS 123R.

There were no grants of stock options to the named executive officers during 2006. Outstanding options from previous grants are reflected in the Outstanding Equity Awards at Fiscal Year-End table.

Non-Equity Incentive Plan Compensation
--------------------------------------

The Non-Equity Incentive Plan Compensation column of the Summary Compensation Table reflects amounts earned pursuant to the Corporate Plan. These amounts will be paid in March of 2007 and are based upon performance results achieved during the twelve-month period from January 1, 2006 to December 31, 2006. The awards earned under the Corporate Plan are paid as cash (with the option to defer between 10% and 50% of the award to the ODSUP, as discussed in the narrative following the Nonqualified Deferred Compensation table) based upon annual performance results. The amounts reported in the Non-Equity Incentive Plan
Compensation column include any amounts deferred pursuant to the ODSUP. Incentive awards for 2006 performance were determined based upon our performance, strategic business group performance and individual performance results, and were calculated as a percentage of cumulative base salary paid during 2006. The incentive award ranges for 2006 were zero for below threshold performance, and at threshold, target and maximum as a percentage of cumulative base salary paid as follows:

              Threshold   Target    Maximum
              ---------   ------    -------
Mr. Catell      50.0%      100%      200%
Mr. Fani        37.5%       75%      150%
Mr. Parker      35.0%       70%      140%
Mr. Zelkowitz   35.0%       70%      140%
Mr. Luterman    32.5%       65%      130%

Threshold, target and maximum annual incentive awards for 2006 are shown in the Grants of Plan-Based Awards table. The actual awards paid in 2007 based on 2006 performance were modified to reflect individual performance appraisal ratings by the following percentages: Mr. Catell: 15%; Mr. Luterman: 10%; Mr. Fani: 10%; Mr. Parker: 10%; and Mr. Zelkowitz: 10%.

Change in Pension Value and Nonqualified Deferred Compensation Earnings
-----------------------------------------------------------------------

With respect to Mr. Catell and Mr. Luterman, the amounts shown in the Change in Pension Value and Nonqualified Deferred Compensation Earnings column of the Summary Compensation Table includes change in pension values (Catell: $709,751;
Luterman: $151,109) as well as earnings on deferred compensation under the Deferred Compensation Plan that is above market and calculated based upon the difference between the Federal Reserve Prime Rate and 120% of the Federal Long-Term Rate (Catell: $11,490; Luterman: $1,594). The change in pension value is calculated using the accrued pension benefit as of December 31, 2005, and compared to the accrued pension benefit as of December 31, 2006. These accrued amounts are then converted to a present value using the discount rate and mortality assumptions as used at year-end in the valuation of our pension plan. The change in value reflects the difference between these present value amounts. The accrued benefit amounts reflect the annuity amounts that are payable at age 65 or earlier if the executive is eligible for an unreduced retirement benefit at an earlier age. The Deferred Compensation Plan is more fully described in the narrative following the Non-Qualified Deferred Compensation table.

                 2006 Outstanding Equity Awards at Fiscal Year-End
--------- ----------------------------------------------------------------------- --------------------------------------------------
                                    Option Awards                                                       Stock Awards
--------- -------------- ---------------- ------------ ----------- -------------- ------------ ----------- ------------ ------------
Name        Number of      Number of         Equity       Option         Option       Number    Market        Equity       Equity
           Securities      Securities      Incentive     Exercise      Expiration       of      Value       Incentive     Incentive
           Underlying      Underlying     Plan Awards:    Price           Date        Shares     of            Plan         Plan
           Unexercised     Unexercised     Number of       ($)                          or     Shares         Awards:      Awards:
             Options         Options       Securities                                Units of    or           Number       Market or
              (#)            (#)           Underlying                                  Stock    Units           of         Payout
           Exercisable     Unexercisable   Unexercised                                 That      of          Unearned      Value of
                                            Unearned                                   Have     Stock         Shares,      Unearned
                                             Options                                    Not     That          Units        Shares
                                               (#)                                    Vested    Have            or         Units or
                                                                                        (#)      Not           Other       Other
                                                                                                Vested        Rights       Rights
                                                                                                  ($)          That         That
                                                                                                             Have Not       Have
                                                                                                              Vested        Not
                                                                                                              (#)           Vested
                                                                                                                           ($) (1)

--------- -------------- ---------------- ------------ ----------- -------------- ------------ ----------- ------------ ------------
Robert B.       90,040         135,060         N/A          37.54    3/9/14(a)     16,741 (2)     689,394   40,350 (4)   1,791,742
Catell         125,280          83,520                      32.40    3/4/13(b)
               297,600          74,400                      32.66   2/29/12(c)     88,490 (3)
               267,000                                      39.50   2/12/11(d)                  3,644,018
               525,000                                      22.50   1/19/10(e)
                43,800                                      22.50   1/19/10(f)
               186,667                                    27.0625   5/20/09(g)
               111,000                                     29.375   12/15/08(h)
               235,000                                      27.75   8/12/08(i)
                23,334                                      27.75   8/12/08(j)
               125,000                                     32.625   11/21/07(k)


--------- -------------- ---------------- ------------ ----------- -------------- ------------ ----------- ------------ ------------
Gerald          10,960          43,840         N/A          39.25   2/23/15(l)      3,689 (5)     151,913    3,550 (7)     548,476
Luterman        16,600          24,900                      37.54    3/9/14(a)
                25,980          17,320                      32.40    3/4/13(b)      5,431 (6)                9,180 (8)
                65,600          16,400                      32.66   2/29/12(c)                    223,649
                60,000                                      39.50   2/12/11(d)
                25,000                                      22.50   1/19/10(e)
                 6,800                                      22.50   1/19/10(f)
                66,667                                      27.75   7/29/09(m)


--------- -------------- ---------------- ------------ ----------- -------------- ------------ ----------- ------------ ------------
Robert J.       25,160         100,640         N/A          39.25   2/23/15(l)      5,383 (9)     221,672   8,150 (10)   1,190,623
Fani            38,240          57,360                      37.54    3/9/14(a)
                41,700          27,800                      32.40    3/4/13(b)                             19,465 (11)
                96,000          24,000                      32.66   2/29/12(c)
                60,000                                      39.50   2/12/11(d)
                18,200                                      36.59    7/1/11(n)
                83,334                                      22.50   1/19/10(e)
                30,000                                    27.0625   5/20/09(g)
                17,000                                      27.75   8/12/08(j)

                 2006 Outstanding Equity Awards at Fiscal Year-End
--------- ----------------------------------------------------------------------- --------------------------------------------------
                                    Option Awards                                                       Stock Awards
--------- -------------- ---------------- ------------ ----------- -------------- ------------ ----------- ------------ ------------
Name        Number of      Number of         Equity       Option         Option       Number    Market        Equity       Equity
           Securities      Securities      Incentive     Exercise      Expiration       of      Value       Incentive     Incentive
           Underlying      Underlying     Plan Awards:    Price           Date        Shares     of            Plan         Plan
           Unexercised     Unexercised     Number of       ($)                          or     Shares         Awards:      Awards:
             Options         Options       Securities                                Units of    or           Number       Market or
              (#)            (#)           Underlying                                  Stock    Units           of         Payout
           Exercisable     Unexercisable   Unexercised                                 That      of          Unearned      Value of
                                            Unearned                                   Have     Stock         Shares,      Unearned
                                             Options                                    Not     That          Units        Shares
                                               (#)                                    Vested    Have            or         Units or
                                                                                        (#)      Not           Other       Other
                                                                                                Vested        Rights       Rights
                                                                                                  ($)          That         That
                                                                                                             Have Not       Have
                                                                                                              Vested        Not
                                                                                                              (#)           Vested
                                                                                                                           ($) (1)



--------- -------------- ---------------- ------------ ----------- -------------- ------------ ----------- ------------ ------------
Wallace         17,720          70,880         N/A          39.25   2/23/15(l)     5,383 (12)     221,672   5,700 (13)     770,821
P. Parker       29,880          44,820                      37.54    3/9/14(a)
Jr.             41,700          27,800                      32.40    3/4/13(b)                             12,160 (14)
                96,000          24,000                      32.66   2/29/12(c)
                60,000                                      39.50   2/12/11(d)
                18,200                                      36.59    7/1/11(n)
                68,334                                      22.50   1/19/10(e)
                 4,400                                      22.50   1/19/10(f)
                15,000                                    27.0625   5/20/09(g)
                59,000                                      27.75   8/12/08(i)
                 5,667                                      27.75   8/12/08(j)
                17,000                                     32.625   11/21/07(k)

--------- -------------- ---------------- ------------ ----------- -------------- ------------ ----------- ------------ ------------
Steven L.       17,720          70,880         N/A          39.25   2/23/15(l)     3,689 (15)     151,913   5,700 (16)     838,302
Zelkowitz       23,840          35,760                      37.54    3/9/14(a)
                25,980          17,320                      32.40    3/4/13(b)                             13,745 (17)
                65,600          16,400                      32.66   2/29/12(c)
                60,000                                      39.50   2/12/11(d)
                75,000                                      22.50   1/19/10(e)

--------- -------------- ---------------- ------------ ----------- -------------- ------------ ----------- ------------ ------------

Option Awards footnotes follow:
-------------------------------

(a) The stock options were granted on March 10, 2004 and are subject to a three year vesting schedule if the total stockholder return performance goal is achieved, otherwise the stock options vest pro-rata over a five year vesting schedule with a 10 year exercise period.

(b) The stock options were granted on March 5, 2003 and are subject to a three year vesting schedule if the total stockholder return performance goal is achieved, otherwise the stock options vest pro-rata over a five year vesting schedule with a 10 year exercise period.

(c) The stock options were granted on March 1, 2002 and are subject to a three year vesting schedule if the total stockholder return performance goal is achieved, otherwise the stock options vest pro-rata over a five year vesting schedule with a 10 year exercise period.

(d) The stock options were granted on February 13, 2001 and were fully vested as of February 2006 with a 10 year exercise period.

(e) The stock options were granted on January 20, 2000 and were fully vested as of January 2003 with a 10 year exercise period.

(f) The stock options were granted on January 20, 2000 and were fully vested as of January 2001 with a 10 year exercise period.

(g) The stock options were granted on May 20, 1999 and were fully vested as of May 2002 with a 10 year exercise period.

(h) The stock options were granted on December 16, 1998 and were fully vested as of December 1999 with a 10 year exercise period.

(i) The stock options were granted on August 13, 1998 and were fully vested as of August 1999 with a 10 year exercise period.

(j) The stock options were granted on August 13, 1998 and were fully vested as of August 2001 with a 10 year exercise period.

(k) The stock options were granted November 21, 1997 and were fully vested as of November 2000 with a 10 year exercise period.

(l) The stock options were granted on February 24, 2005 and are subject to a three year vesting schedule if the total stockholder return performance goal is achieved, otherwise the stock options vest pro-rata over a five year vesting schedule with a 10 year exercise period.

(m) The stock options were granted on July 29, 1999 and were fully vested as of July 2002 with a 10 year exercise period.

(n) The stock options were granted on July 2, 2001 and were fully vested as of July 2006 with a 10 year exercise period.

Stock Awards footnotes follow:
------------------------------

(1)  Reflects  the  fair  value  of  all  outstanding   performance  shares  and
accumulated dividends at the threshold award level.

(2) Includes 13,295 restricted shares granted on March 1, 2002 with reinvested dividends of 3,446 shares accrued through December 31, 2006. Such restricted shares are restricted for six years and fully vest on March 1, 2008.

(3) Includes 85,520 restricted shares granted on February 23, 2006 with reinvested dividends of 2,970 shares accrued through December 31, 2006. Such restricted shares are restricted for two years and fully vest on February 23, 2008.

(4) Reflects performance shares at threshold level granted on February 24, 2005.

(5) Includes 2,930 restricted shares granted on March 1, 2002 with reinvested dividends of 759 shares accrued through December 31, 2006. Such restricted shares are restricted for six years and fully vest on March 1, 2008.

(6) Includes 5,000 restricted shares granted on February 24, 2005 with reinvested dividends of 431 shares accrued through December 31, 2006. Such restricted shares are restricted for two years and fully vest on February 24, 2007.

(7) Reflects performance shares at threshold level granted on February 24, 2005.

(8) Reflects performance shares at threshold level granted on February 23, 2006.

(9) Includes 4,275 restricted shares granted on March 1, 2002 with reinvested dividends of 1,108 shares accrued through December 31, 2006. Such restricted shares are restricted for six years and fully vest on March 1, 2008.

(10) Reflects performance shares at threshold level granted on February 24, 2005.

(11) Reflects performance shares at threshold level granted on February 23, 2006.

(12) Includes 4,275 restricted shares granted on March 1, 2002 with reinvested dividends of 1,108 shares accrued through December 31, 2006. Such restricted shares are restricted for six years and fully vest on March 1, 2008.

(13) Reflects performance shares at threshold level granted on February 24, 2005.

(14) Reflects performance shares at threshold level granted on February 23, 2006.

(15) Includes 2,930 restricted shares granted on March 1, 2002 with reinvested dividends of 759 shares accrued through December 31, 2006. Such restricted shares are restricted for six years and fully vest on March 1, 2008.

(16) Reflects performance shares at threshold level granted on February 24, 2005.

(17) Reflects performance shares at threshold level granted on February 23, 2006.

The Outstanding Equity Awards at Fiscal Year-End table reflects holdings of equity-based interests that relate to compensation or are potential sources of future compensation. The table represents equity-based interests that were awarded in 2006 and all prior years, as well as equity-based interests that are "at risk" of forfeiture or expiration prior to exercise.

The Option Awards section of the above table reflects all outstanding vested and unvested options. In the event of termination or retirement, the named executives may forfeit all or a portion of the unexercisable options depending on whether or not they are retirement eligible. At retirement or termination of employment due to death or disability, an adjustment to the vesting schedule is made to the options that include a 5 year pro-rata vesting schedule to reflect a 36 month vesting schedule. As a result, the options shall become vested and the shares may be exercised based upon a 36 month pro-rata vesting schedule with such options vesting monthly based on the number of full months that have lapsed between the grant date and the date of retirement. All outstanding KeySpan stock options will immediately vest on consummation of a change of control and will remain exercisable until the close of business on the expiration date.

The stock option award process included a performance goal feature in the stock option vesting schedule for officers which directly links three-year TSR for KeySpan common stock to the options granted since 2001. The TSR goal measures the total return to shareholders of KeySpan common stock, including price appreciation and dividends. KeySpan's performance will be measured against the S&P Utility Group over a three-year performance period, with the goal for KeySpan's TSR to be at or above the median of those comprising the group. Options were granted with a five-year pro-rata vesting schedule. If KeySpan achieves its TSR goal at the end of the three-year performance period, then those options that are not yet vested will vest immediately. If the TSR goal is not achieved in year three, the remaining unvested options will continue to vest on the five-year schedule. Stock options granted in 2001 and 2002 are fully vested. For stock options granted in 2003 and 2004, the required TSR performance target that would accelerate vesting was not achieved and the stock options granted in these years continue to vest over the five year period.

The Stock Awards section of the table reflects outstanding restricted stock and performance shares. Restricted stock outstanding is reflected in the Number of Shares or Units of Stock That Have Not Vested column and includes restricted stock granted including reinvested dividends.

In 2002, restricted stock was granted to each named executive officer. The restrictions on the restricted stock granted in 2002 will lapse on March 1, 2008. In the event of retirement, the restriction period shall be adjusted to reflect the number of full months that have lapsed between the date of the award and the date of retirement using a 48 month restriction period. In the event of retirement after the 48 month period, all restrictions would lapse on such shares and reinvested dividends. In the event of termination of employment due to death or disability, all restrictions would lapse on such shares and reinvested dividends.

In 2005, Mr. Luterman was granted 5,000 shares of restricted stock. The restrictions on this grant of restricted stock will lapse on February 24, 2007. For both Mr. Luterman's 2005 grant and Mr. Catell's 2006 grant of restricted stock described above, in the event of termination of employment due to death, disability or retirement, all restrictions would lapse on such shares and reinvested dividends. For all restricted stock grants to date, in the event of change of control, the restrictions on all such outstanding shares and reinvested dividends will fully lapse on the date of the change of control.

Performance shares outstanding are reflected at threshold, or 50% of target grant level, in the Equity Incentive Plan Awards columns of the 2006 Outstanding Equity Awards at Fiscal Year-End table. The awards are reflected at the threshold level due to the forfeiture of the 2004 performance shares.

Performance shares granted in 2005 have a three-year performance period (January 1, 2005 through December 31, 2007). The performance goal to be measured will compare KeySpan's cumulative TSR for a three year period, as compared to the S&P Utilities Group cumulative shareholder return for the same three-year measurement period. The performance shares issued will vary based upon a sliding scale from 50% to 150% of the number of performance shares awarded at the target level based upon the level of achievement of the performance goal. If the threshold level of the performance goal is not achieved, the right to performance shares will be forfeited without payment. The 2005 performance shares granted will be earned on a pro-rata basis based upon the degree of achievement of the performance goal established by the Committee and the shares will be issued and fully transferable, in accordance with the following schedule:

    KeySpan Cumulative Return               Percent of Target
    Compared  to S&P Utility Group          Performance Shares Earned
    ------------------------------          -------------------------
       0 to 34th percentile                    0 %
       35th percentile                         50%
       50th percentile                        100%
       90th percentile or over                150%

For information related to the performance measures related to the 2006 grant of performance shares, see the narrative following the Summary Compensation Table and Grants of Plan Based Awards table.

For both the 2005 and 2006 performance share awards, in the event of termination of employment due to retirement or disability, performance shares and accumulated dividends shall be distributed to the named executive officers based upon the degree of achievement of the performance goal at the end of the three year performance period, with an adjustment to the total shares calculated on a pro-rata basis, utilizing the number of full months from the beginning of the performance period to the date of retirement or disability, divided by 36 months.

In the event of termination of employment due to death, the target award amount will be calculated and distributed on a pro-rata basis utilizing the number of full months from the beginning of the performance period to the date of death, divided by 36 months regardless of performance results.

In the event of change of control, the performance shares including accumulated dividends will be calculated and distributed at the change of control date based upon the greater of the number of shares originally awarded at target level and the number of shares earned based upon actual performance through the change of control date.

The Merger Agreement provides that each outstanding share of our common stock (other than shares of our common stock owned by us as treasury stock or by a subsidiary of us, or by National Grid or a subsidiary of National Grid) will be converted into the right to receive $42.00 per share in cash, without interest, or the "merger consideration." With respect to all outstanding options, upon consummation of the Merger all unvested options will immediately vest, and the holders of all options shall receive an amount in cash equal to the excess of the merger consideration over the exercise price per share applicable to all such outstanding stock options. With respect to shares of restricted stock and reinvested dividends, all restrictions on such stock will lapse upon consummation of the Merger. With respect to performance shares issued pursuant to our Incentive Plan, target performance levels will be assumed with respect to performance shares granted in 2005 and 2006 and, at such target performance, the target level of such shares and accumulated dividends will be paid. However, if actual performance levels through the date of change of control result in a greater number of shares than target, then such greater number of shares and accumulated dividends will be paid upon consummation of the change of control.


                     2006 Option Exercises and Stock Vested
--------------------- --------------------------------------------------- ----------------------------------------------------------
                                        Option Awards                                             Stock Awards
--------------------- ---------------------- ---------------------------- ----------------------------- ----------------------------
   Name                   Number of Shares    Value Realized on Exercise    Number of Shares Acquired     Value Realized on Vesting
                       Acquired on Exercise              ($)                       on Vesting                       ($)
                                (#)                                                   (#)
--------------------- ---------------------- ---------------------------- ----------------------------- ----------------------------
Robert B. Catell              100,000                 1,050,000                        0                             0

--------------------- ---------------------- ---------------------------- ----------------------------- ----------------------------
Gerald Luterman                     0                         0                        0                             0
--------------------- ---------------------- ---------------------------- ----------------------------- ----------------------------
Robert J. Fani                      0                         0                        0                             0
--------------------- ---------------------- ---------------------------- ----------------------------- ----------------------------
Wallace P. Parker Jr.          17,000                   169,524                        0                             0

--------------------- ---------------------- ---------------------------- ----------------------------- ----------------------------
Steven L. Zelkowitz                 0                         0                        0                             0

--------------------- ---------------------- ---------------------------- ----------------------------- ----------------------------


Options expire after a 10 year term if not otherwise exercised. None of the named executive officer options have expired prior to being exercised. As reflected in the above table, in 2006, Mr. Catell and Mr. Parker exercised options due to the approaching expiration date of those options.

                                                      2006 Pension Benefits
------------------------ --------------------------- ---------------------------- -------------------------- ----------------------
    Name                           Plan Name           Number of Years Credited          Present Value of     Payments During Last
                                                               Service                Accumulated Benefit         Fiscal Year
                                                                 (#)                          ($)                     ($)
------------------------ --------------------------- ---------------------------- -------------------------- ----------------------
Robert B. Catell         KeySpan Retirement Plan              48 & 6/12             2,299,169                          0

                         KeySpan Supplemental
                         Pension Plan                         48 & 6/12            10,807,207

                         Supplemental Executive
                         Retirement Plan Agreement
                                                                 N/A                5,559,066
------------------------ --------------------------- ---------------------------- -------------------------- ----------------------
Gerald Luterman          KeySpan Retirement Plan              7 & 2/12                241,490                          0

                         KeySpan Supplemental
                         Pension Plan                         7 & 2/12                554,906

                         Supplemental Retirement
                         Agreement
                                                                 N/A                  220,708
------------------------ --------------------------- ---------------------------- -------------------------- ----------------------
Robert J. Fani           KeySpan Retirement Plan              30 & 6/12             1,647,015                          0

                         KeySpan Supplemental
                         Pension Plan                         30 & 6/12             4,623,290
------------------------ --------------------------- ---------------------------- -------------------------- ----------------------
Wallace P. Parker Jr.    KeySpan Retirement Plan              35 & 6/12             1,792,745                          0

                         KeySpan Supplemental
                         Pension Plan                         35 & 6/12             4,039,073
------------------------ --------------------------- ---------------------------- -------------------------- ----------------------
Steven L. Zelkowitz      KeySpan Retirement Plan                  8                   244,702                          0

                         KeySpan Supplemental
                         Pension Plan                             8                   709,496

                         Supplemental Retirement
                         Agreement
                                                                  8                   954,198
------------------------ --------------------------- ---------------------------- -------------------------- ----------------------

The table above provides the present value ("PV") of the accrued pension benefit payable at age 65, or earlier if the named executive officer is eligible to receive an unreduced benefit at an earlier age. The benefit amounts provided reflect the PV of the accrued benefit as of December 31, 2006. The PV of the accrued benefits is referred to as Accumulated Benefits in the table above.

All amounts above were calculated based upon the pension plan measurement date used for our audited financial statements and financial reporting purposes under generally accepted accounting principles. A 6% discount rate and the mortality assumptions used at year-end in the plans were used in these calculations.

Under all of our pension plans and supplemental agreements, the earliest age a named executive officer may retire without a reduction to their pension benefit for age is age 60. However, if the named executive's age plus service is equal to 80 or greater, the named executive officer may retire as early as age 52 with no reduction for age. In this regard, the calculations provided in the 2006 Pension Benefits table assume early retirement with no reduction for age for Mr. Fani (age 53) and Mr. Parker (age 57) as of December 31, 2006. Mr. Catell (age
69) and Mr. Luterman (age 62) are also eligible for unreduced benefits as of December 31, 2006. Mr. Zelkowitz who is age 57 as of December 31, 2006 will not be eligible for an unreduced benefit until age 60. His accrued benefit calculation assumes his pension commences at age 60.

The KeySpan Retirement Plan is a qualified pension plan under ERISA and provides retirement benefits to employees who are vested and meet the plan's retirement eligibility age. The benefit formula for the named executives in the plan is consistent with the formula provided to all other management employees participating in the plan. The accrued benefit amount under this plan is calculated using base salary and annual incentive awards in the calculation of compensation under the plan. The accrued benefit is based upon the average of the final five consecutive years of compensation multiplied by 1.5% and length of service. This accrued amount, which is payable only as an annual annuity under the plan, has been converted to the PV amount using the methodology described above. The form of annuity used in this calculation reflects a lifetime annuity with no beneficiary option. The normal form of annuity option under the plan is a 50% joint and survivor option.

The named executive officers also participate in the KeySpan Supplemental Pension Plan. This supplemental plan is maintained to provide retirement benefits using the same broad based plan formula under the qualified KeySpan Retirement Plan to provide for accrued benefits that are in excess of IRC Code Sections 415 and 401(a)(17) and can not be paid pursuant to the KeySpan Retirement Plan. The accrued amount under this supplemental plan is also only payable as an annual annuity. The annual annuity has been been converted to PV amount in the table. The PV amount in the table has been calculated using the methodology described above. The form of annuity used in this calculation reflects a lifetime annuity with no beneficiary option. The normal form of annuity option under the plan is a 50% joint and survivor option.

Mr. Catell's supplemental pension benefit formula uses his base pay and annual incentive compensation in determining the pension benefit amount provided pursuant to his agreement. In this regard, Mr. Catell's cumulative base salary and highest annual bonus (as defined below) paid over any consecutive 36 month period is determined and then divided by three to determine an annual average amount. This annual average amount is then multiplied by 65%. The resulting amount is the gross annual pension benefit. The gross annual pension benefit is then reduced by several other pension amounts (i) 50% of Mr. Catell's primary social security amount; (ii) his KeySpan Retirement Plan benefit; and (iii) his KeySpan Supplemental Plan Benefit to determine his Agreement's supplemental retirement benefit. This benefit is identified as the Supplemental Executive
Retirement Plan Agreement benefit in the 2006 Pension Benefit Table. In the event his annual incentive target is decreased, Mr. Catell's supplemental pension benefit under the 2005 Agreement will be determined based upon the highest annual target level approved by our Board of Directors during his employment in the event his actual award in any year is less than his highest annual target. The normal form of benefit provided under the agreement is a 100% joint and survivor annuity with his spouse or the actuarial equivalent form of benefit including a single lump sum. Pursuant to the provision of the agreements, Mr. Catell has elected a lump sum option under both his 1998 and 2005 Agreements.

We have also entered into a Supplemental Retirement Agreement with Mr. Zelkowitz dated as of January 1, 2002. The agreement provides one added year of credited service for each year worked after completion of five years of service, up to a maximum of ten years in the calculation of his pension benefits. The maximum benefit would add 10 years of credited service providing an incremental benefit of 15% of his final five-year average earnings under the KeySpan Retirement and Supplemental plans. In addition, at retirement, Mr. Zelkowitz will receive medical and dental coverage at the same level of employee contribution in effect at retirement, with any amounts that may be subject to taxes grossed up for federal and state taxes. If Mr. Zelkowitz is terminated in connection with a change of control, based upon eight years of actual service through December 31, 2006, the agreement will provide additional credited service to the maximum of ten years.

We have also entered into a Supplemental Retirement Agreement with Mr. Luterman dated as of July 1, 2002. The agreement provides that Mr. Luterman will receive an annual supplemental retirement amount determined by multiplying Mr. Luterman's age 62 accrued benefit from the KeySpan Retirement Plan and the KeySpan Supplemental Pension Plan by 35%. Mr. Luterman vested in this benefit in June 2005. In addition, at retirement, Mr. Luterman will receive medical and dental coverage at the same level of employee contribution in effect at retirement, with any amounts that may be subject to taxes grossed up for federal and state taxes.

      Employment Agreements Including Change of Control - Post Termination

In September 1998, we entered into an employment agreement with Mr. Catell relating to his service as Chairman and Chief Executive Officer, which was amended on February 24, 2000 and June 26, 2002 (the "1998 Agreement"). The agreement covered the period beginning July 31, 1998 and ending July 31, 2005.
Effective January 1, 2005, we entered into a new agreement (the "2005 Agreement"), which supersedes the 1998 Agreement. The 2005 Agreement provided for Mr. Catell's continued employment until July 31, 2006. The 2005 Agreement also provides that the term of the agreement would be extended in the event of a change of control (as defined in the 2005 Agreement). Pursuant to the agreement, and as a result of the pending acquisition of KeySpan by National Grid, the term of the agreement has been extended until two years following the closing of the transaction.

Mr. Catell's employment agreement also provides for severance benefits to be paid to him in the event his employment is terminated by KeySpan without cause or if Mr. Catell terminates his employment for good reason. The severance benefits to be provided during the Severance Period (as defined below) include:
(a) payment to Mr.  Catell in a single  lump sum of (i) all accrued  obligations

(the accrued obligations include any base salary, annual or long-term incentive compensation actually earned but not yet paid through the date of termination, accrued but unpaid vacation pay, and any compensation previously deferred, inclusive of any accrued interest), and (ii) the aggregate amount of salary and annual incentive compensation that he would have received had he remained employed through the end of the employment period; (b) continued accrual of Supplemental Executive Retirement Plan benefits (as provided in the agreement) to the end of the term of the agreement; (c) continuation of all other employee benefits; and (d) acceleration of vesting of all equity awards, as if he had remained employed by KeySpan during the term of the agreement. If Mr. Catell voluntarily terminates his employment, other than for good reason, we will pay the accrued obligations to Mr. Catell and he shall be entitled to retire and receive all the pension benefits as provided under the various pension plans, as well as retiree medical and dental coverage provided under the group health plan. In addition, he is eligible for the benefits under the Executive Group Replacement Life Insurance Policy as described in the above Compensation Discussion and Analysis. If Mr. Catell is terminated without cause or resigns for good reason during the Protection Period, Mr. Catell will be provided with severance at a multiple of two times base salary and highest annual bonus, continued benefits and additional supplemental pension benefits accrual for the two year period following his termination. The highest annual bonus under the agreement is calculated based upon the higher of the average of the three most recent years of bonus received prior to the change of control and the most recently received annual bonus.

The protection period under his agreement begins on the date that we enter into a definitive agreement that would constitute a change of control transaction (as defined in the Change of Control Plan) and ends on the second anniversary of the date following consummation of such change of control.

Mr. Catell may resign for any reason in the thirteenth month following a change of control with all severance benefits. In the event that any payments or other severance benefits Mr. Catell receives from us or otherwise are subject to a parachute excise tax, then Mr. Catell will be entitled to a gross-up payment in order to put him in the same after-tax position he would have been in without the imposition of the excise tax.

In March 2006, we entered into a letter agreement with Mr. Luterman relating to his service as Executive Vice President and Chief Financial Officer. The letter agreement provides that in the event of his termination of employment as a result of the change of control of KeySpan, he would be entitled to separation benefits under the Change of Control Plan without regard to his age as of any date of termination or mandatory retirement age. Under the qualified pension plan, age 65 is the mandatory retirement age. The Change of Control Plan would have otherwise capped his separation benefit at this age.

                Senior Executive Change of Control Severance Plan

On October 29, 2003, after a competitive market analysis and a due diligence review by an outside consultant, our Board of Directors authorized a five year extension of the Change of Control Plan. The Change of Control Plan expires October 30, 2008, unless extended for an additional period by our Board of Directors; provided that, following a change of control, the Change of Control Plan shall continue until after all the executives who become entitled to any payments or benefits thereunder shall have received such payments in full.

With the exception of Mr. Catell, all other named executive officers participate in the Change of Control Plan. The Change of Control Plan provides for the payment of severance and other benefits upon certain qualifying terminations of such executives within two (2) years of a "change of control" (as defined in the Change of Control Plan). The protection period under the Change of Control Plan commences upon the date that we enter into a definitive agreement contemplating a change of control and will continue for a period of two years after the effective date of the actual change of control. Upon the signing of the definitive Merger Agreement with National Grid, the protection period went into effect on February 25, 2006. The benefits payable under the Change of Control Plan provide for:

     (i) the payment of the executive's base salary and compensation previously deferred by the executive, earned through the date of termination;

     (ii) the payment of an amount equal to three times an executive's base salary and highest annual bonus (as defined in footnote 1 following the table below) for any President, any Executive Vice President and any Senior Vice President and two times an executive's base salary and highest annual bonus for Vice Presidents;

     (iii) the payment of amounts under retirement plan formulas, including the applicable two to three year period as added service and compensation under the plans; and

     (iv) the continuation of medical, dental and life insurance benefits for a period of two to three years depending on the executive's position with us.

In addition to severance benefits provided under the Change of Control Plan, the occurrence of a change of control will also result in the acceleration of vesting of all equity based awards under the provisions of the Incentive Plan.

                 Estimated Change of Control/Severance Payments

The following table shows the amount of potential severance benefits including potential gross-up amounts for excise taxes for the named executive officers pursuant to the Change of Control Plan, or in the case of Mr. Catell, his 2005 Agreement, and in the case of Mr. Luterman, his 2006 agreement, assuming a change of control took place in 2006 and the named executive officers were terminated on December 31, 2006. The table also shows the estimated present value of continuing coverage for the benefits provided under our group health, dental, executive life insurance and all retirement plans. The amounts indicated are applicable only in the event the named executive officers are not retained upon a change of control or they resign for good reason under the terms of the plan. Upon termination of employment, each named executive officer is eligible for outplacement benefits not to exceed $30,000.

Mr. Catell has agreed to serve as Deputy Chairman of National Grid and Executive Chairman of National Grid US8 for a two-year period following the change of control date. Assuming he serves in such capacities for such period, he will not be entitled to receive the severance benefits listed in the table below.

Likewise, in the event the other named executive officers continue their employment beyond a two-year protection period, they also will not be entitled to receive the payments listed in the table below. However, pursuant to the Change of Control Plan, an excise tax and gross-up payment of $2,146,137 and $1,195,864, regardless of their continued employment, will be made to Mr. Catell and Mr. Fani, respectively, as a result of the acceleration of vesting upon change of control associated with unvested options, restricted stock and performance shares.

                                                               Estimated               Estimated  Present            Estimated
                               Potential Cash                   Value of                   Value of                  Excise Tax
                                 Severance                      Welfare                    Retirement                and  Gross-up
Executive Officers               Payment (1)                    Benefits  (2)              Benefits  (3)             Payments (4)

Robert B. Catell (5)          $       6,480,000             $          45,000         $         2,600,768            $7,069,925
Gerald Luterman               $       3,017,125             $         117,300         $           605,298            $2,299,900
Robert J. Fani                $       5,544,700             $          54,900         $         3,783,892            $6,256,851
Wallace P. Parker Jr.         $       4,075,361             $          69,300         $         2,151,370            $4,053,558
Steven L. Zelkowitz           $       3,927,516             $          72,900         $         2,135,649            $3,977,279


(1) Cash severance benefit is a lump sum payment based on the annual base salary prior to termination plus the highest annual bonus times the severance multiple. Highest annual bonus is defined as the greater of the bonus most recently paid prior to the change of control or the average of the three prior years ("Highest Annual Bonus"). The lump sum also includes an amount which represents the Highest Annual Bonus prorated from January 1 to the date of termination divided by 365. The severance multiple for Mr. Catell pursuant to his employment agreement is two times while all other named executive officers listed above have a multiple of three times.

(2) Includes the cost of continuation of employee coverage for medical, dental and life insurance during the two year period for Mr. Catell and the three year period for all other named executive officers.

(3) Represents the present value of the increase in the annual lifetime pension annuity attributed to the added service and compensation associated with the two year period for Mr. Catell and the three year period for all other named executive officers.

(4) The executive officers are entitled to receive a gross-up payment to eliminate the effect on any "golden parachute" excise taxes that may be imposed on the executives under Sections 280G and 4999 of the Internal Revenue Code. This is a tax imposed on the executive above and beyond ordinary income taxes. The amount of such gross-up payment has been calculated taking into consideration the value of the all cash severance payments, the value of all benefits and the acceleration of equity awards attributed to change of control. This payment amount is provided to pay the excise taxes that may be imposed on the executive as well as any taxes on this gross-up check. All other federal, state and local income taxes that are attributed to the cash severance payments, benefits and equity awards will be paid by the executive.

(5) Mr. Catell's severance benefits are provided pursuant to his employment agreement dated January 1, 2005. Mr. Catell is not a participant in the Change of Control Plan.

The following table provides a summary of the value of unvested stock options, restricted stock and performance shares that vest upon a change of control.

      Accelerated Vesting of Equity Awards Attributed to Change of Control

--------------------------- ------------------------------- ----------------------------------- ------------------------------------
                                                                  Unvested Restricted Stock          Unvested Performance Shares
                                Unvested Stock Options                     ($) (2)                             ($) (3)
                                       ($) (1)
--------------------------- ------------------------------- ----------------------------------- ------------------------------------
    Robert B. Catell                     1,858,813                           4,333,412                           5,074,658
--------------------------- ------------------------------- ----------------------------------- ------------------------------------
    Gerald Luterman                        467,046                             375,562                           1,371,813
--------------------------- ------------------------------- ----------------------------------- ------------------------------------
     Robert J. Fani                        851,591                             221,672                           3,014,580
--------------------------- ------------------------------- ----------------------------------- ------------------------------------
 Wallace P. Parker Jr.                     748,510                             221,672                           2,036,389
--------------------------- ------------------------------- ----------------------------------- ------------------------------------
  Steven L. Zelkowitz                      558,765                             151,913                           2,071,571
--------------------------- ------------------------------- ----------------------------------- ------------------------------------

(1) The value of all unvested options reflects the difference between the exercise price of each unvested option and the closing price of our stock at the fiscal year end ($41.18 per share).

(2) The value of all unvested restricted shares reflects the closing price of our stock at fiscal year end ($41.18 per share) including reinvested dividends, with all restrictions assumed to be lapsed on December 31, 2006.

(3) The value of all unvested performance shares reflects shares granted in 2004, 2005 and 2006, and assumes that the shares and accumulated dividends vested at the target grant level at the closing price of our stock at fiscal year end ($41.18 per share). While the 2004 grant of performance shares would have vested under an assumed change of control on December 31, 2006, in actuality these shares and accumulated dividends thereon have been forfeited because the performance result required to vest this award as of December 31, 2006 was not achieved. The amounts forfeited by each named executive officer are as follows: Mr. Catell: $1,491,174; Mr. Luterman:
     $274,860;  Mr. Fani:  $633,334;  Mr. Parker:  $494,749;  and Mr. Zelkowitz:
     $394,967.

                                             2006 Nonqualified Deferred Compensation
------------ ------------------------ --------------------------- ----------------------- ----------------------- ------------------
Name                Executive                 Registrant                  Aggregate               Aggregate           Aggregate
              Contributions in Last        Contributions in              Earnings in             Withdrawals/         Balance at
                       FY                       Last FY                    Last FY              Distributions          Last FYE
                       ($)                        ($)                        ($)                      ($)                  ($)
                       (1)                        (2)                        (3)                                           (4)
------------ ------------------------ --------------------------- ----------------------- ----------------------- ------------------
Robert B.             700,000                     140,000             191,220 (5)                     0                4,167,494
Catell
------------ ------------------------ --------------------------- ----------------------- ----------------------- ------------------
Gerald                194,141                      38,828              33,759 (5)                     0                  772,696
Luterman
------------ ------------------------ --------------------------- ----------------------- ----------------------- ------------------
Robert J.             185,294                      37,058                  57,189                     0                1,359,983
Fani
------------ ------------------------ --------------------------- ----------------------- ----------------------- ------------------
Wallace P.            275,045                      55,009                  56,410                     0                1,369,767
Parker Jr.
------------ ------------------------ --------------------------- ----------------------- ----------------------- ------------------
Steven L.             256,565                      51,312                  48,834                     0                1,191,472
Zelkowitz
------------ ------------------------ --------------------------- ----------------------- ----------------------- ------------------

(1) Reflects amounts deferred by each named executive officer to the ODSUP from the amount earned under the Corporate Plan for the purchase of our stock units. The amounts deferred would have been paid to each of the named executives in 2006 attributable to performance in 2005.

(2)  Represents the 20% match on the amount deferred into the ODSUP.

(3) Includes dividends paid on shares held in the ODSUP. Dividends paid in the ODSUP are equal to dividends paid to all KeySpan stockholders and therefore, no amount is preferential or above the market rate. Since dividends paid in the ODSUP are not above the market rate, earnings on the ODSUP are not included in the Summary Compensation Table, but rather, are included in this column in its entirety.

(4) Aggregate balance of deferred compensation represents amounts previously deferred by the named executive officers and any earnings thereon. The ODSUP shares have been valued at the full market value closing price of our stock per share at fiscal year end ($41.18 per share).

(5) Also includes earnings on amounts deferred pursuant to the Deferred Compensation Plan.

Officers' Deferred Stock Unit Plan
----------------------------------

Pursuant to the ODSUP and consistent with our desire to encourage increased officer stock ownership to further align the interests of our executives and stockholders, the named executive officers and certain other executives may elect to defer between 10% and 50% of their annual cash award earned under the Corporate Plan to deferred stock units held within the ODSUP. The deferred stock units track the performance of our common stock but do not possess voting rights. The deferred stock units receive dividends which accumulate during the deferral period.

Executives also receive a 20% match from us on the amounts deferred in each year, which amounts are reported in the All Other Compensation column of the Summary Compensation Table. The match component and dividends on the deferral will track the performance of our common stock and will generally be payable in cash upon retirement. Amounts held within the ODSUP must be deferred until retirement or resignation and are payable in common stock for the amounts deferred by the executive, and either in stock or cash for the match component and dividends. In the event of the executive's resignation prior to retirement, the match and dividends are forfeited. Each of the named executive officers elected to defer the following amounts of their annual cash awards payable in 2006 (attributable to 2005 performance) and 2007 (attributable to 2006 performance), respectively:

                        2006                    2007
                        ----                    ----

Mr. Catell              50%                     50%

Mr. Fani                25%                     25%

Mr. Parker              50%                     50%

Mr. Zelkowitz           50%                     50%

Mr. Luterman            50%                     40%

Upon a change in control, all deferred stock units, the match and accumulated dividends will be converted to cash and distributed to the executives pursuant to the plan provisions as permitted under Internal Revenue Code section 409A.

Deferred Compensation Plan
--------------------------

Pursuant to the Deferred Compensation Plan, by December 31st of each year, each eligible executive and management employee may elect to defer receipt of between 1% and 10% of the following year's base pay. Deferred compensation for each participant shall be credited to an account on our books (the "Deferred Account"). Interest on amounts in a Deferred Account shall be credited and compounded monthly based on the average reference rate during such month (the "Prime Rate").

In the event of an executive's separation from service, the amounts in the executive's Deferred Account shall be distributed consistent with the distribution election made by the executive and as permitted under Internal Revenue Code section 409A.

Mr. Catell and Mr. Luterman maintain a balance in this plan while the other named executive officers do not participate in this plan.

                   2006 Director Compensation
------------- -------------- -------------- --------------- ---------------------- --------------------- -------------- ------------
Name (1)       Fees Earned   Stock Awards   Option Awards   Non-Equity Incentive     Change in Pension      All Other        Total
               or Paid in       ($) (2)          ($)          Plan Compensation          Value and        Compensation        ($)
                  Cash                                               ($)               Nonqualified            ($)
                   ($)                                                                   Deferred
                                                                                   Compensation Earnings
                                                                                            ($)
------------- -------------- -------------- --------------- ---------------------- --------------------- -------------- ------------
A. S.            73,500             64,000         0                   0                      0               0             137,500
Christensen
------------- -------------- -------------- --------------- ---------------------- --------------------- -------------- ------------
A. H.            81,500 (3)         64,000         0                   0                      0               0             145,500
Fishman
------------- -------------- -------------- --------------- ---------------------- --------------------- -------------- ------------
J. R.            70,500 (4)         64,000         0                   0                      0               0             134,500
Jones
------------- -------------- -------------- --------------- ---------------------- --------------------- -------------- ------------
J. L.            75,500 (5)         64,000         0                   0                      0               0             139,500
Larocca
------------- -------------- -------------- --------------- ---------------------- --------------------- -------------- ------------
G. C.            63,500 (6)         64,000         0                   0                      0               0             127,500
Larson
------------- -------------- -------------- --------------- ---------------------- --------------------- -------------- ------------
S. W.            81,500 (7)         64,000         0                   0                      0               0             145,500
McKessy
------------- -------------- -------------- --------------- ---------------------- --------------------- -------------- ------------
E. D.            70,500 (8)         64,000         0                   0                      0               0             134,500
Miller
------------- -------------- -------------- --------------- ---------------------- --------------------- -------------- ------------
V. L.            69,500 (9)         64,000         0                   0                      0               0             133,500
Pryor
------------- -------------- -------------- --------------- ---------------------- --------------------- -------------- ------------

(1) Messrs. Catell and Fani are not listed in the above table because neither receives any additional compensation for serving on our board of directors or its committees.

(2) Stock awards are received as common stock equivalents pursuant to the Directors' Deferred Compensation Plan.

(3) Includes $48,900 elected by the director to be received as a stock equivalent and deferred pursuant to the Directors' Deferred Compensation Plan.

(4) Includes $35,250 elected by the director to be received as a stock equivalent and deferred pursuant to the Directors' Deferred Compensation Plan.

(5) Includes $18,875 elected by the director to be received as a stock equivalent and deferred pursuant to the Directors' Deferred Compensation Plan.

(6) Includes $63,500 elected by the director to be received as a stock equivalent and deferred pursuant to the Directors' Deferred Compensation Plan.

(7) Includes $40,750 elected by the director to be received as a stock equivalent and deferred pursuant to the Directors' Deferred Compensation Plan.

(8) Includes $70,500 elected by the director to be received as a stock equivalent and deferred pursuant to the Directors' Deferred Compensation Plan.

(9) Includes $69,500 elected by the director to be received as a stock equivalent and deferred pursuant to the Directors' Deferred Compensation Plan.

The directors' compensation as reflected in the table above includes the following amounts:

Non-employee directors:

$43,500 annual retainer;
$2,000 committee meeting fee;
$5,000 committee chairman retainer;
$10,000 audit committee chairman retainer;
$10,000 Lead Director retainer; and
$64,000 in common stock equivalents granted under the Directors' Deferred Compensation Plan.

The employee directors receive no additional compensation for serving on the Board or its committees.

The board of directors has adopted Directors' Deferred Compensation Plans (pre 2005 and post 2005 plans) to directly align the non-employee directors' financial interest with those of the shareholders. The Directors' Deferred Compensation Plans provide all non-employee directors with the opportunity to defer any portion of their cash compensation received as directors, in exchange for common stock equivalents or into a deferred cash account. Common stock equivalents are valued by utilizing the average of the high and low price per share of our common stock on the first trading day of the quarter following the quarter in which contributions are received. Dividends are paid on common stock equivalents in additional common stock equivalents in the same proportion as dividends paid on common stock. Compensation not deferred and exchanged for common stock equivalents may be deferred into a cash account bearing interest at the prime rate. Additionally, a director may elect to invest his or her compensation by participating in the KeySpan Investor Program (a dividend reinvestment plan). Upon retirement, death or termination of service as a director, all amounts in a director's common stock equivalent account and/or cash account shall, at the director's election, (i) be paid in a lump sum in cash; (ii) be deferred for up to five years; and/or (iii) be paid in the number of annual installments, up to ten, specified by the director. Our current non-employee directors are not entitled to benefits under any of our retirement plan.

With the exception of Ms. Christensen, each listed director elected to defer a portion or all of his or her cash earnings for 2006 into stock equivalents under the Directors' Deferred Compensation Plans. No director elected to defer any compensation into the deferred cash account under the Directors' Deferred Compensation Plans.

           Compensation Committee Interlocks and Insider Participation

Neither Ms. Larson nor Messrs. Jones, Larocca, McKessy and Miller, the current members of the Committee, is an officer or employee, or former officer or employee, of us or any of our subsidiaries. No interlocking relationship exists between the members of our Board of Directors or the Committee and the compensation committee, or board committee performing equivalent functions, of any other company, nor has any such interlocking relationship existed in the past.

                          Compensation Committee Report

Under the rules of the New York Stock Exchange and the Sarbanes-Oxley Act of 2002, the Board of Directors must determine that each member of the Committee is independent under all applicable standards. Additionally, no director may serve unless he or she is a "Non-employee Director" for purposes of Rule 16b-3 under the Securities Exchange Act of 1934, as amended, and satisfies the requirements of an "outside director" for purposes of Section 162 (m) of the Internal Revenue Code. The members of the Committee are James R. Jones, James L. Larocca, Gloria
C. Larson, Stephen W. McKessy and Edward D. Miller serving as chairperson. None of such members is or has been an officer or employee of KeySpan or any of its subsidiaries and they meet the required standards of independence. The Committee operates under a written charter adopted by the Board of Directors which is available on our internet site at http://www.keyspanenergy.com.

The Committee has reviewed and discussed the Company's Compensation Discussion and Analysis with management at meetings held on December 24, 2006, January 24, 2007 and February 20, 2007. Based on the review and discussions, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our annual report on Form 10-K.



            Compensation and Management Development Committee

            James R. Jones                 Stephen W. McKessy

            James L. Larocca               Edward D. Miller, Chairperson

            Gloria C. Larson

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

As of February 20, 2007, there were no beneficial owners of more than 5% of our common stock.

Security Ownership of Management

The following table sets forth information as of February 20, 2007, with respect to the number of shares of common stock beneficially owned (including vested stock options), common stock equivalents and/or deferred stock units and performance shares credited to each director, each named executive officer and all directors and executive officers as a group.

----------- ---------------------- ----------------------------- ------------------------------ ---------------- -------------------
                      Name of          Amount and Nature of       Common Stock Equivalents or   Performance           Percent of
                 Beneficial Owner    Beneficial Ownership of        Deferred Stock Units(2)      Shares(3)        Outstanding Common
                                     Common Stock (including                                                          Stock((4))
                                     Vested Stock Options)(1)
----------- ---------------------- ----------------------------- ------------------------------ ---------------- -------------------
Named       R. B. Catell*                            2,358,448                          89,151           80,700          1.4%
Executive
Officers

----------- ---------------------- ----------------------------- ------------------------------ ---------------- -------------------
            G. Luterman                                 302,737                         17,146           25,460           **
----------- ---------------------- ----------------------------- ------------------------------ ---------------- -------------------
            R. J. Fani*                                 449,103                         33,409           55,230           **
----------- ---------------------- ----------------------------- ------------------------------ ---------------- -------------------
            W. P. Parker Jr.                            470,269                         33,649           35,720           **
----------- ---------------------- ----------------------------- ------------------------------ ---------------- -------------------
            S. L. Zelkowitz                             297,249                         29,269           38,890           **
----------- ---------------------- ----------------------------- ------------------------------ ---------------- -------------------

Directors   A. S. Christensen                             8,871                         19,345                0           **
----------- ---------------------- ----------------------------- ------------------------------ ---------------- -------------------
            A. H. Fishman                                13,061                         27,584                0           **
----------- ---------------------- ----------------------------- ------------------------------ ---------------- -------------------
            J. R. Jones                                  11,227                         15,829                0           **
----------- ---------------------- ----------------------------- ------------------------------ ---------------- -------------------
            J. L. Larocca                                14,573                         17,037                0           **
----------- ---------------------- ----------------------------- ------------------------------ ---------------- -------------------
            G. C. Larson                                    556                         10,505                0           **
----------- ---------------------- ----------------------------- ------------------------------ ---------------- -------------------
            S. W. McKessy                                10,615                         23,579                0           **
----------- ---------------------- ----------------------------- ------------------------------ ---------------- -------------------
            E. D. Miller                                 21,318                         34,318                0           **
----------- ---------------------- ----------------------------- ------------------------------ ---------------- -------------------
            V. L. Pryor                                       0                          8,088                0           **
----------- ---------------------- ----------------------------- ------------------------------ ---------------- -------------------
            All directors and                5,490,385(4)(5)(6)                        479,917          420,070          3.6%
            executives as a group,
            including those named
            above, a total of 28
            persons.
----------- ---------------------- ----------------------------- ------------------------------ ---------------- -------------------

*    Messrs. Catell and Fani are also directors

**   Less than 1%.

(1) Beneficial ownership of common stock includes holdings in KeySpan's 401(k) Plan, Employee Discount Stock Purchase Plan, Dividend Reinvestment Plan, and/or in other stock accounts, as well as issued and outstanding vested stock options. Such stock options give the holder the right to purchase underlying shares of common stock at the respective exercise price per share of the option. All such stock options were granted at an exercise price equal to the closing price of our common stock on the respective date of grant.

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


(4)  Calculated  as  the  total  of  the  three  previous   columns  divided  by
     175,588,130 the number of shares outstanding on February 20, 2007.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, and
               DIRECTOR INDEPENDENCE

Please see Item 11. Executive Compensation for a description of our employment and change of control agreements and plans.

Directors and Officers Liability Insurance and Indemnity

We have director and officer, or "D&O" liability insurance for the purpose of reimbursing us when we have indemnified our directors and officers. D&O liability insurance also provides direct payment to our directors and officers under certain circumstances when we have not previously provided indemnification. We also have liability insurance which provides fiduciary coverage for us, our directors, officers and employees for any alleged breach of fiduciary duty under the Employee Retirement Income Security Act. Our D&O liability insurance was purchased from Associated Electric & Gas Insurance Services, Energy Insurance Mutual, Zurich American, Hartford, Starr Excess, St. Paul Mercury Insurance Co. and Liberty Mutual for a one year period commencing on May 28, 2006 at a cost of $3,483,325. Fiduciary liability insurance from the American International Group, CHUBB, Zurich American and Energy Insurance Mutual for a one year period commencing on August 26, 2006 at a cost of $733,207. We plan to renew both programs upon expiration.

Director Independence

Pursuant to our Corporate Governance Guidelines, which can be found on the Investor Relations section of our website at http://www.keyspanenergy.com or
directly        on        our        corporate         governance        website
(http://governance.keyspanenergy.com), our board undertook a review of director independence. As a result of this review, our board affirmatively determined that all of the directors are independent under the standards set forth in the Corporate Governance Guidelines, and the relevant NYSE and SEC rules and regulations, with the exception of Robert B. Catell and Robert J. Fani. Mr. Catell cannot be deemed independent under the Corporate Governance Guidelines or applicable rules and regulations because he serves as Chief Executive Officer of the Corporation. Mr. Fani cannot be deemed independent under the Corporate Governance Guidelines or applicable rules and regulations because he serves as Chief Operating Officer and President of the Corporation.

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

Our directors complete and submit an annual director questionnaire to identify and assess relationships so that the entire Board can determine independence under these standards. The directors also complete and submit an annual statement  that  they are in  compliance  with our  Corporate  Policy  Statement
Concerning Ethical Business Conduct and our Corporate Policy Statement Concerning Affiliate Transactions. The directors also annually certify that they have, and continue to agree to comply with, the KeySpan Corporation Board Of Directors Code of Ethics which sets forth standards of diligence, loyalty, good faith and the avoidance of conflicts of interests for the directors.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table provides information on the aggregate fees for services performed by Deloitte & Touche LLP ("Deloitte & Touche"), the member firms of Deloitte & Touche Tohmatsu, and their respective affiliates for the years ended December 31, 2006 and December 31, 2005:

                                        2006                        2005
                                        ----                        ----

Audit Fees (a)                     $  4,164,594               $  3,682,325
Audit-Related Fees (b)                   96,200                     88,000
Tax Fees (c)                            318,419                    385,522
All Other Fees (d)                      132,010                     50,121
                                    ------------              ---------------
Total                              $  4,711,223               $  4,205,968

     (a) In 2006, audit fees include base fees for the annual and statutory financial statement audits, audit of internal control over financial reporting, and quarterly reviews of $3,509,100 and fees for consultations on financial accounting standards as part of the audit of $655,494. In 2005, audit fees include base fees for the annual and statutory financial statement audits, audit of internal control over financial reporting, and quarterly reviews of $3,212,089; $185,498 for fees related to financings and fees for consultations on financial accounting standards as part of the audit of $284,738.

     (b)  Audit-related fees include benefit plan audits.

     (c) Fees for tax services billed in 2006 and 2005 consisted of tax compliance, tax consultation services and software licensing. Fees for tax compliance services totaled $192,928 and $313,738 in 2006 and 2005, respectively. Tax compliance services include services such as assistance with federal, state and local income tax returns. Fees for tax consultation services and software licensing totaled $125,491 and $71,784 in 2006 and 2005, respectively.

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

The Audit Committee has also determined that the scope of services to be provided by Deloitte & Touche in 2007 will generally be limited to audit and audit related services and tax services. The Audit Committee will expressly approve the provision of any services by Deloitte & Touche outside the scope of the foregoing services. Although it is the intent of the Audit Committee to pre-approve all non-audit services to be provided by Deloitte & Touche, any inadvertent failure to do so will not be deemed a breach of the Audit Committee charter if: (i) the aggregate amount of all such non-audit services provided to the Corporation constitutes not more than five percent of the total amount of revenues paid by the Corporation to its auditor during the fiscal year in which the non-audit services are provided; (ii) such services were not recognized by the Corporation at the time of the engagement to be non-audit services; and
(iii) such services are promptly brought to the attention of the Committee and approved prior to the completion of the audit by the Committee or its Chairman pursuant to delegated authority.

                                     PART IV
                                     -------

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Required Documents

1.  Financial Statements

The following consolidated financial statements of KeySpan and its subsidiaries and Reports of the Independent Registered Public Accounting Firm are included in
Item 8 and are filed as part of this Report:

     o Consolidated Statement of Income for the year ended December 31, 2006, the year ended December 31, 2005, and the year ended December 31, 2004

     o Consolidated Statement of Retained Earnings for the year ended December 31, 2006, the year ended December 31, 2005, and the year ended December 31, 2004

     o    Consolidated Balance Sheet at December 31, 2006 and December 31, 2005

     o Consolidated Statement of Capitalization at December 31, 2006 and December 31, 2005

     o Consolidated Statement of Cash Flows for the year ended December 31, 2006, the year ended December 31, 2005, and the year ended December 31, 2004

     o Consolidated Statement of Comprehensive Income for the Year ended December 31, 2006, the year ended December 31, 2005 and the year ended December 31, 2004

     o    Notes to Consolidated Financial Statements

     o    Report of the Independent Registered Public Accounting Firm


     2.   Financial Statement Schedules

Consolidated Schedule of Valuation and Qualifying Accounts for the year ended December 31, 2006, the year ended December 31, 2005, and the year ended December 31, 2004.

Schedule of Valuation and Qualifying Accounts

------------------------------------------------------------------------------------------------------------------------------------
                                                         Balance at             Charged to                               Balance at
                                                        Beginning of             costs and         Net                     End of
             Descriptions                                  Period                expenses        Deductions                Period
------------------------------------------------------------------------------------------------------------------------------------
Twelve Months Ended December 31, 2006
-------------------------------------
    Deducted from asset accounts:
          Allowance for doubtful accounts           $          62,827    $          76,919    $       82,831        $        56,915

     Additions to liability accounts:
          Reserve for injury and damages            $           9,300    $               -    $          211        $         9,089
          Reserve for environmental expenditures    $         423,666    $               -    $       51,229        $       372,437

Twelve Months Ended December 31, 2005
-------------------------------------
    Deducted from asset accounts:
          Allowance for doubtful accounts           $          67,796    $          96,818    $      101,787        $        62,827

     Additions to liability accounts:
          Reserve for injury and damages            $           9,370    $             500    $          570        $         9,300
          Reserve for environmental expenditures    $         256,789    $         210,596    $       43,719        $       423,666

Twelve Months Ended December 31, 2004
-------------------------------------
    Deducted from asset accounts:
          Allowance for doubtful accounts           $          75,671    $          74,089    $       81,964        $        67,796

     Additions to liability accounts:
          Reserve for injury and damages            $           9,370    $               -    $            -        $         9,370
          Reserve for environmental expenditures    $         294,691    $               -    $       37,902        $       256,789

------------------------------------------------------------------------------------------------------------------------------------

* Reflects adjustment for discontinued operations.

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

2.1 Agreement and Plan of Merger, dated as of February 25, 2006, by and among National Grid plc, National Grid US8 Inc. and KeySpan Corporation (filed as Exhibit 2.1 to KeySpan's Form 8-K dated March 1,
          2006)

3.1 Certificate of Incorporation of KeySpan effective April 16, 1998, Amendment to Certificate of Incorporation of KeySpan effective May 26, 1998, Amendment to Certificate of Incorporation of KeySpan effective June 1, 1998, Amendment to the Certificate of Incorporation of KeySpan effective April 7, 1999 and Amendment to the Certificate of Incorporation of KeySpan effective May 20, 1999 (filed as Exhibit 3.1 to KeySpan's Form 10-Q for the quarterly period ended June 30, 1999)

3.2 By-Laws of KeySpan in effect as of June 25, 2003, as amended (filed as Exhibit 3.1 to KeySpan's Form 10-Q for the quarterly period ended June 30, 2003)

4.1 Credit Agreement dated as of June 24, 2005 among KeySpan Corporation, the several lenders, The Royal Bank of Scotland PLC and Citibank, N.A., as Co-Syndication Agents, The Bank of New York and The Bank of Nova Scotia, as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 4.1 to KeySpan's Form 8-K dated as of June 29, 2005)

4.2 Amended and Restated Credit Agreement dated as of June 24, 2005 among KeySpan Corporation, the several lenders, The Royal Bank of Scotland PLC and Citibank, N.A., as Co-Syndication Agents, The Bank of New York and The Bank of Nova Scotia, as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 4.2 to KeySpan's Form 8-K dated as of June 29, 2005)

4.3 Indenture, dated as of November 1, 2000, between KeySpan Corporation and the Chase Manhattan Bank, as Trustee, with respect to the issuance of Debt Securities (filed as Exhibit 4-a to Amendment No. 1 to Form S-3 Registration Statement No. 333-43768 and filed as Exhibit 4-a to KeySpan's Form 8-K on November 20, 2000)

4.4 Form of Note issued in connection with the issuance of the KeySpan Corporation $700 million of 7.625% Notes due 2010 issued on November 20, 2000 (filed as Exhibit 4-c to KeySpan's Form 8-K on November 20,
          2000)

4.5 Form of Note issued in connection with the issuance of the KeySpan Corporation $250 million of 8.0% Notes due 2030 issued on November 20, 2000 (filed as Exhibit 4-d to KeySpan's Form 8-K on November 20, 2000)

4.6 Form of Note issued in connection with the issuance of the KeySpan Corporation $150 million of 4.65% Notes issued on April 1, 2003 (filed as Exhibit 4.1 to KeySpan's Form 8-K dated as of April 8, 2003)

4.7 Form of Note issued in connection with the issuance of the KeySpan Corporation $150 million of 5.875% Notes issued on April 1, 2003 (filed as Exhibit 4.2 to KeySpan's Form 8-K dated as of April 8, 2003)

4.8 Form of Note issued in connection with the issuance of the KeySpan Corporation $307.2 million of 5.803% Notes issued on March 29, 2005
          (filed  as  Exhibit  4.1 to  KeySpan's  Form 8-K dated as of March 31,
          2005)

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

4.29 Promissory Note, dated as of November 1, 2005, executed by the Brooklyn Union Gas Company for issuance of $82 million GFRBs, 2005 Series A, 4.7% due February 2024 (filed as Exhibit 10.3 to KeySpan's Form 10-Q for the quarterly period ended September 30, 2005)

4.30 Bond Purchase Agreement, dated as of October 26, 2005, among The Brooklyn Union Gas Company and NYSERDA and Goldman Sachs & Co., BNY Capital Markets, Inc., Sovereign Securities Corporation, LLC and The Williams Capital Group, L.P., as Series A Underwriters, for the issuance of $55 million aggregate principal amount of GFRBs, 2005, Series B (filed as Exhibit 10.2 to KeySpan's Form 8-K dated November 1, 2005)

4.31 Indenture of Trust, dated as of November 1, 2005, between NYSERDA and Citibank, N.A., as Trustee, relating to the issuance of $55 million GFRBs, 2005 Series B due June 2025 (filed as Exhibit 10.4 to KeySpan's Form 10-Q for the quarterly period ended September 30, 2005)

4.32 Participation Agreement, dated as of November 1, 2005, between NYSERDA and The Brooklyn Union Gas Company relating to the issuance of $55 million GFRBs, 2005 Series B, due February 2025 (filed as Exhibit 10.5 to KeySpan's Form 10-Q for the quarterly period ended September 30,
          2005)

4.33 Promissory Note, dated as of November 1, 2005, executed by the Brooklyn Union Gas Company for the issuance of $55 million GFRBs, 2005 Series B, due June 2025 (filed as Exhibit 10.6 to KeySpan's Form 10-Q for the quarterly period ended September 30, 2005)

4.34 Letter of Credit and Reimbursement Agreement, dated December 9, 2003, by and between KeySpan Generation LLC and Royal Bank of Scotland Bank PLC (filed as Exhibit 4.34 to KeySpan's Form 10-K for the year ended December 31, 2003)

4.35 Participation Agreement dated as of December 1, 1997 by and between NYSERDA and Long Island Lighting Company relating to the 1997 Electric Facilities Revenue Bonds ("EFRBs"), Series A (KeySpan Generation LLC) (filed as Exhibit 10(a) to KeySpan's Form 10-Q for the quarterly period ended September 30, 1998)

4.36 Indenture of Trust, dated as of December 1, 1997, by and between NYSERDA and The Chase Manhattan Bank, as Trustee, relating to the 1997 EFRBs, Series A (KeySpan Generation LLC) (filed as Exhibit 10(a) to KeySpan's Form 10-Q for the quarterly period ended September 30, 1998)

4.37 Participation Agreement, dated as of October 1, 1999, by and between NYSERDA and KeySpan Generation LLC relating to the 1999 Pollution Control Refunding Revenue Bonds ("PCRB's"), Series A (filed as Exhibit
          4.10 to KeySpan's Form 10-K for the year ended December 31, 1999)

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

4.47 Lease Agreement, dated as of November 1, 2003, by and between the Suffolk County Industrial Development Agency and KeySpan-Port Jefferson Energy Center, LLC (filed as Exhibit 4.14-a to KeySpan's Form 10-K for the year ended December 31, 2003)

4.48 Company Lease Agreement, dated as of November 1, 2003, by and between KeySpan-Port Jefferson Energy Center, LLC and the Suffolk County Industrial Development Agency (filed as Exhibit 4.14-b to KeySpan's Form 10-K for the year ended December 31, 2003)

4.49 Guaranty, dated as of November 26, 2003, from KeySpan Corporation to the Suffolk County Industrial Development Agency (filed as Exhibit 4.14-c to KeySpan's Form 10-K for the year ended December 31, 2003)

4.50 Lease Agreement, dated as of November 1, 2003, by and between the Nassau County Industrial Development Agency and KeySpan-Glenwood Energy Center, LLC (filed as Exhibit 4.15-a to KeySpan's Form 10-K for the year ended December 31, 2003)

4.51 Company Lease Agreement, dated as of November 1, 2003, by and between KeySpan-Glenwood Energy Center, LLC and the Nassau County Industrial Development Agency (filed as Exhibit 4.15-b to KeySpan's Form 10-K for the year ended December 31, 2003)

4.52 Guaranty, dated as of November 26, 2003, from KeySpan Corporation to the Nassau County Industrial Development Agency (filed as Exhibit 4.14-c to KeySpan's Form 10-K for the year ended December 31, 2003)

4.53 Lease Agreement, dated June 9, 1999, between KeySpan-Ravenswood, LLC and LIC Funding, Limited Partnership (filed as Exhibit 10.2 to KeySpan's Form 10-Q for the quarterly period ended June 30, 1999)

4.54 First Amendment to the Lease Agreement between KeySpan-Ravenswood, LLC and LIC Funding, Limited Partnership, dated as of June 27, 2002 (filed as Exhibit 10.25 to KeySpan's Form 10-K for the year ended December 31, 2002)

4.55 KeySpan Corporation Guaranty dated June 9, 1999, from KeySpan in favor of LIC Funding, Limited Partnership (filed as Exhibit 10.1 to KeySpan's Form 10-Q for the quarterly period ended June 30, 1999)

4.56 KeySpan Corporation Guaranty dated May 25, 2004, relating to the 250 MW Ravenswood Expansion (filed as Exhibit 10.1 to KeySpan's Form 10-Q for the quarterly period ended June 30, 2004)

4.57 Facility Lease Agreement, dated as of May 25, 2004, between SE Ravenswood Trust, a Delaware statutory trust, and KeySpan-Ravenswood, LLC relating to the 250 MW Ravenswood Expansion(filed as Exhibit 10.2 to KeySpan's Form 10-Q for the quarterly period ended June 30, 2004)

4.58 Site Lease and Easement Agreement, dated as of May 25, 2004, between KeySpan-Ravenswood, LLC and SE Ravenswood Trust relating to the 250 MW Ravenswood Expansion (filed as Exhibit 10.3 to KeySpan's Form 10-Q for the quarterly period ended June 30, 2004)

4.59 Site Sublease, dated as of May 25, 2004, between SE Ravenswood Trust and KeySpan-Ravenswood, LLC relating to the 250 MW Ravenswood Expansion (filed as Exhibit 10.4 to KeySpan's Form 10-Q for the quarterly period ended June 30, 2004)

4.60 Amendment, Assignment and Assumption Agreement, dated as of September 29, 1997, by and among The Brooklyn Union Gas Company, Long Island Lighting Company and KeySpan Energy Corporation (filed as Exhibit 2.5 to Schedule 13D by Long Island Lighting Company on October 24, 1997)

10.1 Agreement and Plan of Merger, dated as of June 26, 1997, by and among BL Holding Corp., Long Island Lighting Company, Long Island Power
          Authority and LIPA Acquisition Corp. (filed as Annex D to the Joint Registration Statement on Form S-4 of The Brooklyn Union Gas Company and Long Island Lighting Company, Registration No. 333-30353 on June 30, 1997)

10.2 Management Services Agreement between Long Island Power Authority and Long Island Lighting Company dated as of June 26, 1997 (filed as Annex D to the Joint Registration Statement on Form S-4 of The Brooklyn Union Gas Company and Long Island Lighting Company, Registration No. 333-30353 on June 30, 1997)

10.3 Amendment, dated as of March 29, 2002, to Management Services Agreement between Long Island Lighting Company d/b/a LIPA and KeySpan Electric Services LLC dated as of June 26, 1997 (filed as Exhibit 10.4-b to KeySpan's Form 10-K for the year ended December 31, 2002)

10.4 Amended and Restated Management Services Agreement dated as of January 1, 2006 between the Long Island Lighting Company ("LILCO") d/b/a LIPA and KeySpan Electric Services LLC (filed as Exhibit 10.1 to KeySpan's Form 8-K filed on February 7, 2006)

10.5 Power Supply Agreement between Long Island Lighting Company and Long Island Power Authority dated as of June 26, 1997 (filed as Annex D to the Joint Registration Statement on Form S-4 of The Brooklyn Union Gas Company and Long Island Lighting Company, Registration No. 333-30353 on June 30, 1997)

10.6 Energy Management Agreement between Long Island Lighting Company and Long Island Power Authority dated as of June 26, 1997 (filed as Annex D to Registration Statement on Form S-4, No. 333-30353, on June 30,
          1997)

10.7 Amendment, dated as of March 29, 2002, to Energy Management Agreement between Long Island Lighting Company d/b/a LIPA and KeySpan Energy Trading Services LLC dated as of June 26, 1997 (filed as Exhibit 10.6-b to KeySpan's Form 10-K for the year ended December 31, 2002)

10.8 Generation Purchase Rights Agreement between Long Island Lighting Company and Long Island Power Authority dated as of June 26, 1997 (filed as Exhibit 10.17 to KeySpan's Form 10-K for the year ended December 31, 2001)

10.9 Amendment, dated as of March 29, 2002, to Generation Purchase Rights Agreement by and between KeySpan Corporation, as Seller, and Long Island Lighting Company d/b/a LIPA, as Buyer, dated as of June 26, 1997 (filed as Exhibit 10.1 to KeySpan's Form 10-Q for the quarterly period ended March 31, 2002)

10.10 Generation Purchase Right Extension Agreement between KeySpan and the Long Island Power Authority dated as of March 28, 2005 (filed as
          Exhibit 10.1 to KeySpan's Form 10-Q for the quarterly period ended March 31, 2005)

10.11 Option and Purchase and Sale Agreement dated as of January 1, 2006 by and between LILCO d/b/a LIPA and KeySpan Electric Services LLC (filed as Exhibit 10.2 to KeySpan's Form 8-K filed on February 7, 2006)

10.12 Letter Amendment to the Option and Purchase and Sale Agreement between KeySpan Generation LLC and Long Island Lighting Company d/b/a LIPA, dated as of December 11, 2006 (filed as Exhibit 10.1 to KeySpan's Form 8-K dated December 19, 2006)

10.13 Settlement Agreement and Release dated as of January 1, 2006 by and among KeySpan, KeySpan Generation LLC, KeySpan Electric Services LLC, KeySpan Energy Trading Services LLC and LIPA (filed as Exhibit 10.3 to KeySpan's Form 8-K filed on February 7, 2006)

10.14 Agreement of Lease between Forest City Jay Street Associates and The Brooklyn Union Gas Company dated September 15, 1988 (filed as an
          Exhibit to The Brooklyn Union Gas Company's Form 10-K for the year ended September 30, 1996)

10.15 Second Amendment, dated as of March 24, 2005, to the Lease Agreement dated as of September 15, 1998 between The Brooklyn Union Gas Company and Forest City Jay Street Associates, L.P. (filed as Exhibit 10 to KeySpan's Form 8-K dated as of March 30, 2005)

10.16 ISDA Master Agreement, dated as of January 18, 2006, between KeySpan Corporation and Morgan Stanley Capital Group Inc. (filed as Exhibit
          10.1 to KeySpan's Form 8-K dated January 24, 2006)

10.17 Restated Exploration Agreement between The Houston Exploration Company and KeySpan Exploration and Production, L.L.C. dated June 30, 2000 (filed as Exhibit 10.1 to The Houston Exploration Company's Form 10-Q for the quarter ended September 30, 2000, File No. 001-11899)

10.18 Distribution Agreement, dated June 2, 2004, by and among The Houston Exploration Company, Seneca-Upshur Petroleum, Inc., THEC Holdings Corp. and KeySpan Corporation (filed as Exhibit 99.2 to The Houston Exploration Company's Form 8-K dated as of June 3, 2004)

10.19 Asset Contribution Agreement, dated June 2, 2004, between The Houston Exploration Company and Seneca-Upshur Petroleum, Inc. (filed as
          Exhibit 99.3 to The Houston Exploration Company's Form 8-K dated as of June 3, 2004)

10.20 Tax Matters Agreement, dated June 2, 2004, by and among The Houston Exploration Company, Seneca-Upshur Petroleum, Inc., THEC Holdings Corp. and KeySpan Corporation (filed as Exhibit 99.4 to The Houston Exploration Company's Form 8-K dated as of June 3, 2004)

10.21 Share Sale and Purchase Agreement dated February 25, 2005 with BG Energy Holdings Limited and Premier Transmission Financing Public Limited Company (filed as Exhibit 10.37 to KeySpan's Form 10-K for the year ended December 31, 2004)

10.22 Purchase Agreement, dated January 28, 2005, among Robert B. Snyder, Frank J. Sullivan, Robert B. Snyder, Jr., Philip J. Andreoli, William
          J. McKean, Binsky & Snyder, LLC, Binsky & Snyder Service, LLC and KeySpan Business Solutions, LLC (filed as Exhibit 10.35 to KeySpan's Form 10-K for the year ended December 31, 2004)

10.23 Purchase Agreement, dated February 11, 2005, among WDF Holding Corp., WDF, Inc. and KeySpan Business Solutions, LLC (filed as Exhibit 10.36 to KeySpan's Form 10-K for the year ended December 31, 2004)

10.24 Note Purchase Agreement, dated as of November 29, 2006, between KEDNY and certain investors for the issuance of $400 million of Senior
          Unsecured Notes, due November 29, 2016 (filed as Exhibit 10.1 to KeySpan's Form 8-K dated December 5, 2006)

10.25 Note Purchase Agreement, dated as of November 29, 2006, between KEDLI and certain investors for the issuance of $100 million of Senior
          Unsecured Notes, due November 29, 2016 (filed as Exhibit 10.2 to KeySpan's Form 8-K dated December 5, 2006)

10.26 KEDNY Form of 5.60% Senior Unsecured Note due November 29, 2016 (filed as Exhibit 10.2 to KeySpan's Form 8-K dated December 5, 2006)

10.27 KEDLI Form of 5.60% Senior Unsecured Note due November 29, 2016 (filed as Exhibit 10.2 to KeySpan's Form 8-K dated December 5, 2006)


10.28 ISDA Master Agreement between the Company and Morgan Stanley Capital Group Inc. dated as of January 18, 2006 (filed as Exhibit 10.1 to KeySpan's Form 8-K dated January 24, 2006)

                             Compensation Agreements
                             -----------------------

10.29*    Cash Compensation for Non-Management Directors of KeySpan

10.30* Base Salaries of Named Executive Officers of KeySpan in effect as of February 20, 2007

10.31 Copy of the Amendment to the Employment Agreement dated January 1, 2005 between KeySpan Corporation and Anthony Sartor (filed as Exhibit
          10.1 to KeySpan's Form 8-K dated September 8, 2006)

10.32     Agreement and Waiver of Rights and Claims  between  KeySpan and Lenore
          F. Puleo dated as of March 24, 2006 (filed as Exhibit 10.2 to KeySpan's Form 8-K dated March 30, 2006)

10.33 Letter Agreement between KeySpan and Gerald Luterman dated March 24, 2006 (filed as Exhibit 10.1 to KeySpan's Form 8-K dated March 30,
          2006)

10.34 Employment Agreement, dated February 24, 2005, between KeySpan and Robert B. Catell (filed as Exhibit 10.10 to KeySpan's Form 10-K for the year ended December 31, 2004)

10.35 Employment Agreement, dated January 1, 2005, between KeySpan and Anthony Sartor (filed as Exhibit 10.01 to KeySpan's Form 8-K dated as of January 4, 2005)

10.36 Supplemental Retirement Agreement, dated January 1, 2005, between KeySpan and Anthony Sartor (filed as Exhibit 10.12 to Company's Form 8-K dated as of January 4, 2005)

10.37 Supplemental Retirement Agreement, dated July 1, 2002, between KeySpan and Steven L. Zelkowitz (filed as Exhibit 10.12 to KeySpan's Annual Report on Form 10-K for the year ended December 31, 2002)

10.38 Supplemental Retirement Agreement, dated July 1, 2002, between KeySpan and Gerald Luterman (filed as Exhibit 10.11 to KeySpan's Annual Report on Form 10-K for the year ended December 31, 2002)

10.39 Supplemental Retirement Agreement, dated July 1, 2002, between KeySpan and David J. Manning (filed as Exhibit 10.13 to KeySpan's Annual Report on Form 10-K for the year ended December 31, 2002)

10.40 Supplemental Retirement Agreement, dated July 1, 2002, between KeySpan and Elaine Weinstein (filed as Exhibit 10.15 to KeySpan's Annual Report on Form 10-K for the year ended December 31, 2002)

10.41     Directors'  Deferred  Compensation Plan effective April 2003 (filed as
          Exhibit 10.16 to KeySpan's Annual Report on Form 10-K for the year ended December 31, 2003)

10.42     Officers'  Deferred Stock Unit Plan of KeySpan  Corporation  (filed as
          Exhibit 10.17 to KeySpan's Annual Report on Form 10-K for the year ended December 31, 2002)

10.43     Officers' Deferred Stock Unit Plan of KeySpan Services, Inc. (filed as
          Exhibit 10.18 to KeySpan's Annual Report on Form 10-K for the year ended December 31, 2002)

10.44     Corporate Annual Incentive Compensation and Gainsharing Plan (filed as
          Exhibit 10.20 to KeySpan's  Form 10-K for the year ended  December 31,
          2000)

10.45* Corporate Annual Incentive Compensation Plan Target Performance Award Level for Fiscal Year 2007

10.46 Senior Executive Change of Control Severance Plan effective as of October 29, 2003 (filed as Exhibit 10.20 to KeySpan's Form 10-K for the year ended December 31, 2003)

10.47 KeySpan's Amended Senior Executive Change of Control Severance Plan (filed as Exhibit 10.1 to KeySpan's Form 10-Q for the quarterly period ended March 31, 2006)

10.48 KeySpan's Amended Long-Term Performance Incentive Compensation Plan (filed as Exhibit A to KeySpan's 2001 Proxy Statement filed on March 23, 2001)

10.49*    KeySpan's   Long-Term   Performance   Incentive    Compensation   Plan
          Performance Target Award Level for Fiscal Year 2007

14 Code of Ethics (filed as Exhibit 14 to KeySpan's Annual Report on Form 10-K for the year ended December 31, 2003).

21*       Subsidiaries of the Registrant

23.1* Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

24.1*     Power of Attorney  executed by Andrea S.  Christensen  on February 21,
          2007

24.2*     Power of Attorney executed by Robert J. Fani on February 21, 2007

24.3*     Power of Attorney executed by Alan H. Fishman on February 21, 2007

24.4*     Power of Attorney executed by James R. Jones on February 21, 2007

24.5*     Power of Attorney executed by James L. Larocca on February 21, 2007

24.6*     Power of Attorney executed by Gloria C. Larson on February 21, 2007

24.7*     Power of Attorney executed by Stephen W. McKessy on February 21, 2007

24.8*     Power of Attorney executed by Edward D. Miller on February 21, 2007

24.9*     Power of Attorney executed by Vikki L. Pryor on February 21, 2007

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

KEYSPAN CORPORATION
(Registrant)

Signature:                                                  Date:

By: /s/Gerald Luterman                                      February 22, 2007
    ------------------
Gerald Luterman
Executive Vice President
and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures:                                                 Date:

By: /s/Robert B. Catell                                     February 22, 2007
    -------------------
Robert B. Catell
Chairman of the Board of Directors
and Chief Executive Officer


By: /s/Gerald Luterman                                      February 22, 2007
    ------------------
Gerald Luterman
Executive Vice President and
Chief Financial Officer


By: /s/Theresa A. Balog                                     February 22, 2007
    -------------------
Theresa A. Balog
Vice President and
Chief Accounting Officer



*
-----------------------------------------
Andrea S. Christensen
Director

*
-----------------------------------------
Robert J. Fani
President, Chief Operating Officer and Director


*
-----------------------------------------
Alan H. Fishman
Director


*
-----------------------------------------
James R. Jones
Director


*
-----------------------------------------
James L. Larocca
Director


*
-----------------------------------------
Gloria C. Larson
Director


*
-----------------------------------------
Stephen W. McKessy
Lead Director


*
-----------------------------------------
Edward D. Miller
Director


*
-----------------------------------------
Vikki L. Pryor
Director


* Such signature has been affixed pursuant to a Power of Attorney filed as an exhibit hereto and incorporated herein by reference thereto