Form 10-Q
period 2007-03-31
KEYSPAN CORP
filed 2007-04-27
CIK 1062379

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

                  For the quarterly period ended March 31, 2007

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
                                                                   Yes[ ]  No[X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class of Common Stock                        Outstanding at April 13, 2007
   ---------------------------                  -----------------------------
         $.01 par value                                  175,762,812

                      KEYSPAN CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----

                     Part I. FINANCIAL INFORMATION                      Page No.
                                                                        --------

Item 1. Financial Statements (Unaudited)

        Consolidated Balance Sheet -
        March 31, 2007 and December 31, 2006                               3

        Consolidated Statement of Income -
        Three Months Ended March 31, 2007 and 2006                         5

        Consolidated Statement of Cash Flows -
        Three Months Ended March 31, 2007 and 2006                         6

        Notes to Consolidated Financial Statements                         7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                               43

Item 3. Quantitative and Qualitative Disclosures About Market Risk        69

Item 4. Controls and Procedures                                           71

                           Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                 71

Item 1A. Risk Factors                                                     72

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds        73

Item 3. Defaults Upon Senior Securities                                   73

Item 4. Submission of Matters to a Vote of Security Holders               73

Item 5. Other Information                                                 73

Item 6. Exhibits                                                          74

Signatures                                                                75

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------------------
(In Millions of Dollars)                                                       March 31, 2007                December 31, 2006
-------------------------------------------------------------------------------------------------------------------------------

ASSETS
Current Assets
     Cash and temporary cash investments                                           $    326.5                       $    210.9
     Restricted cash                                                                      7.7                              7.9
     Accounts receivable                                                              1,278.9                            943.7
     Unbilled revenue                                                                   519.2                            531.2
     Allowance for uncollectible accounts                                               (81.7)                           (56.9)
     Gas in storage, at average cost                                                    328.4                            646.0
     Material and supplies, at average cost                                             146.7                            137.1
     Derivative contracts                                                                40.3                             54.1
     Prepayments                                                                        101.7                            236.2
     Other                                                                               89.3                             76.8
                                                                        -------------------------------------------------------
                                                                                      2,757.0                          2,787.0
                                                                        -------------------------------------------------------

Equity Investments and Other                                                            273.1                            269.7
                                                                        -------------------------------------------------------

Property
     Gas                                                                              7,710.2                          7,639.4
     Electric                                                                         2,591.9                          2,575.4
     Other                                                                              436.6                            441.5
     Accumulated depreciation                                                        (3,200.3)                        (3,151.2)
     Gas production and development, at cost                                            187.5                            186.9
     Accumulated depletion                                                             (115.2)                          (113.7)
                                                                        -------------------------------------------------------
                                                                                      7,610.7                          7,578.3
                                                                        -------------------------------------------------------

Deferred Charges
     Regulatory assets:
       Miscellaneous assets                                                             946.1                            937.5
       Derivative contracts                                                              37.7                            196.3
     Goodwill and other intangible assets, net of amortization                        1,666.3                          1,666.3
     Derivative contracts                                                               113.7                            127.3
     Other                                                                              880.6                            875.1
                                                                        -------------------------------------------------------
                                                                                      3,644.4                          3,802.5
                                                                        -------------------------------------------------------

Total Assets                                                                       $ 14,285.2                       $ 14,437.5
                                                                        =======================================================
-------------------------------------------------------------------------------------------------------------------------------

        See accompanying Notes to the Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
-------------------------------------------------------------------------------------------------------------------------------
(In Millions of Dollars)                                                     March 31, 2007                  December 31, 2006
-------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND CAPITALIZATION
Current Liabilities
      Accounts payable and other liabilities                                     $    815.9                         $  1,026.0
      Commercial paper                                                                    -                               85.0
      Current maturities of long-term debt and capital leases                         136.2                                1.2
      Taxes accrued                                                                   293.5                              200.8
      Dividends payable                                                                83.4                               83.3
      Customer deposits                                                                35.5                               33.5
      Interest accrued                                                                 83.3                               58.5
      Other current liability, derivative contracts                                    24.9                              219.7
                                                                       --------------------------------------------------------
                                                                                    1,472.7                            1,708.0
                                                                       --------------------------------------------------------

Deferred Credits and Other Liabilities
      Regulatory liabilities:
        Miscellaneous liabilities                                                      41.7                               43.4
        Removal costs recovered                                                       567.0                              556.2
        Derivative accounts                                                            86.9                              120.6
      Asset retirement obligations                                                     48.0                               47.3
      Deferred income tax                                                           1,124.5                            1,176.4
      Postretirement benefits and other reserves                                    1,672.2                            1,667.3
      Derivative contracts                                                             85.2                               43.1
      Other                                                                           212.3                              121.6
                                                                       --------------------------------------------------------
                                                                                    3,837.8                            3,775.9
                                                                       --------------------------------------------------------

Commitments and Contingencies (See Note 6)                                                -                                  -

Capitalization
      Common stock                                                                  3,999.4                            3,994.0
      Retained earnings                                                             1,103.6                              973.7
      Retained earnings - cumulative effect of FIN 48
        implementation (See Note 11)                                                   (5.2)                                 -
      Accumulated other comprehensive loss                                           (158.9)                            (175.3)
      Treasury stock                                                                 (263.4)                            (273.6)
                                                                       --------------------------------------------------------
         Total common shareholders' equity                                          4,675.5                            4,518.8
      Long-term debt and capital leases                                             4,283.3                            4,419.1
                                                                       --------------------------------------------------------
Total Capitalization                                                                8,958.8                            8,937.9
                                                                       --------------------------------------------------------

Minority Interest in Consolidated Companies                                            15.9                               15.7
                                                                       --------------------------------------------------------
Total Liabilities and Capitalization                                             $ 14,285.2                         $ 14,437.5
                                                                       ========================================================
-------------------------------------------------------------------------------------------------------------------------------

        See accompanying Notes to the Consolidated Financial Statements.

                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
------------------------------------------------------------------------------------------------------------------------------
                                                                                              Three Months Ended March 31,
(In Millions of Dollars, Except Per Share Amounts)                                         2007                          2006
-------------------------------------------------------------------------------------------------------------------------------
Revenues
     Gas Distribution                                                                  $ 2,415.5                     $ 2,180.1
     Electric Services                                                                     384.4                         424.8
     Energy Services                                                                        52.6                          48.4
     Energy Investments                                                                     10.0                           7.8
                                                                    -----------------------------    --------------------------
Total Revenues                                                                           2,862.5                       2,661.1
                                                                    -----------------------------    --------------------------
Operating Expenses
     Purchased gas for resale                                                            1,672.7                       1,511.4
     Fuel and purchased power                                                              128.2                         130.0
     Operations and maintenance                                                            430.9                         406.0
     Depreciation, depletion and amortization                                              112.3                         110.3
     Operating taxes                                                                       122.6                         118.2
                                                                    -----------------------------    --------------------------
Total Operating Expenses                                                                 2,466.7                       2,275.9
                                                                    -----------------------------    --------------------------
Income from equity investments                                                               3.7                           3.4
Gain on sale of property                                                                       -                           0.5
                                                                    -----------------------------    --------------------------
Operating Income                                                                           399.5                         389.1
                                                                    -----------------------------    --------------------------
Other Income and (Deductions)
     Interest charges                                                                      (61.6)                        (66.2)
     Other                                                                                   8.2                          11.4
                                                                    -----------------------------    --------------------------
Total Other Income and (Deductions)                                                        (53.4)                        (54.8)
                                                                    -----------------------------    --------------------------
Income Taxes
     Current                                                                               177.2                         159.4
     Deferred                                                                              (44.5)                        (33.1)
                                                                    -----------------------------    --------------------------
Total Income Taxes                                                                         132.7                         126.3
                                                                    -----------------------------    --------------------------

                                                                    -----------------------------    --------------------------
Earnings for Common Stock                                                              $   213.4                     $   208.0
                                                                    =============================    ==========================

                                                                    -----------------------------    --------------------------
Basic Earnings Per Share                                                               $    1.22                     $    1.19
                                                                    =============================    ==========================

                                                                    -----------------------------    --------------------------
Diluted Earnings Per Share                                                             $    1.21                     $    1.18
                                                                    =============================    ==========================
Average Common Shares Outstanding (000)                                                  175,600                       174,704
Average Common Shares Outstanding - Diluted (000)                                        176,855                       175,743
-------------------------------------------------------------------------------------------------------------------------------

        See accompanying Notes to the Consolidated Financial Statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                               Three Months Ended March 31,
(In Millions of Dollars)                                                                   2007                           2006
--------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                               $ 213.4                        $ 208.0
Adjustments to reconcile net income to net
      cash provided by (used in) operating activities
    Depreciation, depletion and amortization                                               112.3                          110.3
    Deferred income tax                                                                    (44.5)                         (33.1)
    Income from equity investments                                                          (3.7)                          (3.4)
    Dividends from equity investments                                                        2.3                              -
    Amortization of financing fees / interest rate swap                                      2.2                            2.1
    Amortization of property taxes                                                          26.0                           33.4
Changes in assets and liabilities
    Accounts receivable                                                                   (423.2)                          12.3
    Materials and supplies, fuel oil and gas in storage                                    387.9                          283.5
    Accounts payable and other liabilities                                                (136.4)                        (308.1)
    Taxes accrued                                                                          158.5                          166.0
    Interest accrued                                                                        24.7                           19.6
    Environmental payments                                                                 (11.5)                         (10.0)
    Other                                                                                   41.2                           63.3
                                                                             --------------------    ---------------------------
Net Cash Provided by Operating Activities                                                  349.2                          543.9
                                                                             --------------------    ---------------------------
Investing Activities
    Construction expenditures                                                             (107.4)                        (122.2)
    Cost of removal                                                                        (12.2)                          (6.7)
    Derivative margin call                                                                  41.6                              -
    Return of investment                                                                     7.6                              -
                                                                             --------------------    ---------------------------
Net Cash Used in Investing Activities                                                      (70.4)                        (128.9)
                                                                             --------------------    ---------------------------
Financing Activities
    Common/Treasury stock issued                                                             5.7                           15.5
    Payment of commercial paper                                                            (85.0)                        (160.8)
    Payment of long-term debt                                                               (0.6)                             -
    Common stock dividends paid                                                            (83.3)                         (81.1)
                                                                             --------------------    ---------------------------
Net Cash Used in Financing Activities                                                     (163.2)                        (226.4)
                                                                             --------------------    ---------------------------
Net Increase in Cash and Cash Equivalents                                                  115.6                          188.6
Cash and Cash Equivalents at Beginning of Period                                           210.9                          124.5
                                                                             --------------------    ---------------------------
Cash and Cash Equivalents at End of Period                                               $ 326.5                        $ 313.1
                                                                             ====================    ===========================
Interest Paid                                                                            $  39.1                        $  42.6
Income Tax Paid                                                                          $   9.7                        $  13.1
--------------------------------------------------------------------------------------------------------------------------------

     Cash equivalents are short-term marketable securities purchased with maturities of three months or less that were carried at cost which approximates fair value.

        See accompanying Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

INTRODUCTION TO THE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------

KeySpan Corporation (referred to in the Notes to the Financial Statements as "KeySpan," "we," "us" and "our") is a holding company under the Public Utility Holding Company Act of 2005 ("PUHCA 2005"). KeySpan operates six regulated utilities that distribute natural gas to approximately 2.6 million customers in New York City, Long Island, Massachusetts and New Hampshire, making KeySpan the fifth largest gas distribution company in the United States and the largest in the Northeast. We also own, lease and operate electric generating plants in Nassau and Suffolk Counties on Long Island and in Queens County in New York City and are the largest electric generation operator in New York State. Under contractual arrangements, we provide power, electric transmission and distribution services, billing and other customer services for approximately 1.1 million electric customers of the Long Island Power Authority ("LIPA"). KeySpan's other operating subsidiaries are primarily involved in gas production and development; underground gas storage; liquefied natural gas storage; retail electric marketing; large energy-system ownership, installation and management; service and maintenance of energy systems; and engineering and consulting services. We also invest and participate in the development of natural gas pipelines, electric generation and other energy-related projects. (See Note 2 "Business Segments" for additional information on each operating segment.)

On February 25, 2006, KeySpan entered into an Agreement and Plan of Merger (the "Merger Agreement"), with National Grid plc, a public limited company incorporated under the laws of England and Wales ("Parent") and National Grid US8, Inc., a New York Corporation ("Merger Sub"), pursuant to which Merger Sub will merge with and into KeySpan (the "Merger"), with KeySpan continuing as the surviving company and thereby becoming an indirect wholly-owned subsidiary of the Parent. Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of KeySpan common stock, par value $0.01 per share of KeySpan (the "Shares"), other than treasury shares and shares held by the Parent and its subsidiaries, shall be canceled and shall be converted into the right to receive $42.00 in cash, without interest. As contemplated in the
Merger Agreement, National Grid plc has provided notice extending the termination date of the Merger Agreement through August 25, 2007.

Consummation of the Merger is subject to various closing conditions, including but not limited to the receipt of requisite regulatory approvals from certain United States federal and state public utility, antitrust and other regulatory authorities, many of which have been filed or obtained. Specifically, we filed our application for approval of the Merger pursuant to the Federal Power Act in May 2006 and in October 2006 the requisite approval was obtained from the Federal Energy Regulatory Commission ("FERC"). In early July 2006, we cleared review by the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvement Act ("HSR"), which provides a one year period to complete the Merger. Depending on the timing of the closing, KeySpan and National Grid plc may be required to re-file an application under HSR. We also received notification that the Committee on Foreign Investment in the U.S. has determined that there are no issues of national security sufficient to warrant an investigation of the transaction. On July 20, 2006 we filed an application for approval of the transaction with the New York State Public Service Commission ("NYPSC"). In October 2006, the State of New Jersey Board of Public Utilities approved a change of control of KeySpan Communication Corp., which provides telecommunications services in New Jersey. KeySpan also sought approval of the Merger from the New Hampshire Public Utility Commission ("NHPUC"). In April 2007, the staff of the NHPUC advised the NHPUC that KeySpan, National Grid plc, the New Hampshire Office of Consumer Advocate and the staff of the NHPUC had reached a settlement in principle that would, upon finalization of the settlement documents, resolve all issues in the pending Merger approval application before the NHPUC. The filing of testimony and the scheduling of hearings has been postponed pending finalization of the settlement documentation, the timing and resolution of which cannot yet be determined. In addition, the Merger was approved by our shareholders at our Annual Meeting on August 17, 2006. Shareholders of National Grid plc approved the transaction at a meeting held on July 31, 2006.

On April 6, 2007, the Attorney General of the Commonwealth of Massachusetts filed a petition with the Massachusetts Department of Telecommunications and Energy ("MADTE") to initiate an oversight investigation related to the Merger between KeySpan and National Grid plc. The petition does not specifically seek MADTE approval of the Merger, which under current law has been interpreted as not being required in connection with mergers of utility holding companies which only indirectly affect the ownership of utility subsidiaries operating within the Commonwealth of Massachusetts. Rather, the petition requests that the MADTE investigate the impact of the Merger on rates and service quality of the utility subsidiaries owned and operated by KeySpan and National Grid plc in the Commonwealth of Massachusetts. On April 13, 2007 KeySpan and National Grid plc filed a response to the Attorney General's petition agreeing to cooperate in such a proceeding and recommending a proposed procedural schedule. KeySpan cannot predict the outcome of this proceeding or its impact, if any, on the Merger.

For a discussion on the impact of the Merger on KeySpan's service agreements with LIPA, see Note 10 to the Consolidated Financial Statements "2006 LIPA Settlement."

In addition to seeking approval of the Merger, the application filed with the NYPSC also contained a proposed ten-year rate plan for KeySpan Energy Delivery of New York ("KEDNY") and KeySpan Energy Delivery of Long Island ("KEDLI"), as well as proposals concerning corporate structure, affiliate rules and transactions and the rate treatment for contemplated synergy savings. Specifically, the rate plan proposal provides for, among other things, a freeze of base delivery rates for KEDNY and KEDLI for 18 months. Thereafter, KEDNY's and KEDLI's gas adjustment clause would be increased to recover, on a prospective basis, gas commodity-related costs of $68.6 million for KEDNY and $28.7 million for KEDLI that would no longer be included in base rates. In addition, KEDNY and KEDLI base delivery rates would be increased by an average of 2.5% ($62.4 million) and 2.3% ($39.4 million), respectively in years 3, 5, 7 and 9 of the rate plan. The proposed rate plan also contemplates an allowed return on equity of 11.0% for each entity. Cumulative earnings above 11.75% would be shared between gas sales customers and KeySpan over the rate plan period. On October 3, 2006, National Grid plc filed testimony and exhibits with the NYPSC that further explains the exhibits and attachments that were previously submitted as part of the July 20, 2006 petition.

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

The total projected increase in revenues is comprised of two components; (i) an increase in base rates of $180.7 million for KEDNY and $145 million for KEDLI; and (ii) projected increases of $32.8 million and $13.6 million for KEDNY and KEDLI, respectively, for gas related expenses that will be recovered through the gas adjustment clause and/or transportation adjustment clause. The proposed rate of return on equity is 11.0% for both KEDNY and KEDLI.

The NYPSC has suspended the implementation of the proposed tariff changes for eleven months, which would mean, absent other intervening events, an effective date of September 3, 2007 for new rates. Although KEDNY and KEDLI proposed the new rates described above in these tariff filings, it will not be necessary to implement the rate increases proposed therein if the NYPSC approves the Merger between National Grid plc and KeySpan and approves the related ten-year rate plan previously noted, or some variation thereof.

On February 20, 2007, NYPSC Staff filed its direct testimony in the Merger proceeding. NYSPSC Staff opposed the current terms of the Merger on policy grounds, but suggested that it could support the Merger under certain circumstances. KeySpan and National Grid plc submitted testimony responding to the positions taken by Staff. In addition, on January 29, 2007, Staff filed its direct testimony in the rate case proceedings and our rebuttal testimony was filed on February 21, 2007. Settlement discussions have been ongoing. In order to accommodate the settlement discussions, KeySpan agreed to a one-month extension of the rates suspension period, if required. In the event that a settlement is not reached, the administrative law judge ("ALJ") will issue a decision after conducting adjudicatory hearings. Any settlement would also be subject to approval by the NYPSC after conducting a public hearing. Ultimately, the NYPSC may accept, reject, or modify all or any part of the settlement or any ALJ decision regarding the Merger or rate approval applications.

KeySpan and National Grid plc will continue to pursue all required approvals and continue to anticipate that the Merger will be consummated in mid-2007. However, we are unable to predict the outcome of these regulatory proceedings and no assurance can be given that the Merger will occur or the timing of its completion.

1. BASIS OF PRESENTATION

In our opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly KeySpan's financial position as of March 31, 2007, and the results of operations for the three months ended March 31, 2007 and March 31, 2006, as well as cash flows for the three months ended March 31, 2007 and March 31, 2006. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in KeySpan's Annual Report on Form 10-K for the year ended December 31, 2006. The December 31, 2006 financial statement information has been derived from the 2006 audited financial statements.

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


Under the requirements of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" our basic and diluted EPS are as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                                    Three Months Ended March 31,
(In Millions of Dollars, Except Per Share Amounts)                                  2007                   2006
-------------------------------------------------------------------------------------------------------------------
Earnings for common stock                                                      $    213.4             $    208.0
-------------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding (000)                                         175,600                174,704
Add dilutive securities:
Options                                                                             1,051                    828
Performance shares                                                                    204                    211
-------------------------------------------------------------------------------------------------------------------
Total weighted average shares outstanding - assuming dilution                     176,855                175,743
-------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                                       $     1.22             $     1.19
-------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                                     $     1.21             $     1.18
-------------------------------------------------------------------------------------------------------------------

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

The Energy Investments segment consists of our gas production and development investments, as well as certain other domestic energy-related investments. KeySpan's gas production and development activities include its wholly-owned subsidiaries Seneca Upshur Petroleum, Inc. ("Seneca-Upshur") and KeySpan Exploration and Production, LLC ("KeySpan Exploration"). Seneca-Upshur is engaged in gas production and development activities primarily in West Virginia. KeySpan Exploration is involved in a joint venture with Merit Energy Corporation.

This segment is also engaged in pipeline development activities. KeySpan and Spectra Energy Corporation each own a 50% interest in the Islander East Pipeline Company, LLC ("Islander East"). Islander East was created to pursue the authorization and construction of an interstate pipeline from Connecticut, across Long Island Sound, to a terminus near Shoreham, Long Island. Once in service, the pipeline is expected to transport up to 260,000 DTH daily to the Long Island and New York City energy markets. Further, KeySpan has a 26.25% interest in the Millennium Pipeline Company LLC, the developer of the Millennium pipeline project, which is expected to have the capacity to transport up to 525,000 DTH of natural gas a day from Corning, New York to Ramapo, New York, where it will connect to an existing pipeline. Additionally, subsidiaries in this segment hold a 20% equity interest in the Iroquois Gas Transmission System LP, a pipeline that transports Canadian gas supply to markets in the northeastern United States. These investments are accounted for under the equity method. Accordingly, equity income from these investments is reflected as a component of operating income in the Consolidated Statement of Income.

Through its wholly owned subsidiary, KeySpan LNG, KeySpan owns a 600,000 barrel liquefied natural gas storage and receiving facility in Providence, Rhode Island, the operations of which are fully consolidated.

The accounting policies of the segments are the same as those used for the preparation of the Consolidated Financial Statements. The segments are strategic business units that are managed separately because of their different operating and regulatory environments. Operating results of our segments are evaluated by management on an operating income basis. At March 31, 2007, the total assets of each reportable segment have not changed materially from those levels reported at December 31, 2006. The reportable segment information is as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                            Gas             Electric       Energy        Energy
(In Millions of Dollars)                Distribution        Services      Services     Investments    Eliminations      Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31, 2007
Unaffiliated revenue                        2,415.5           384.4          52.6          10.0                -             2,862.5
Intersegment revenue                              -             3.9           2.1           1.3             (7.3)                  -
Operating Income                              402.5            (1.5)          1.4           5.1             (8.0)              399.5

Three Months Ended March 31, 2006
Unaffiliated revenue                        2,180.1           424.8          48.4           7.8                -             2,661.1
Intersegment revenue                              -               -           2.5           1.3             (3.8)                  -
Operating Income                              336.4            65.0          (0.4)          3.0            (14.9)              389.1

------------------------------------------------------------------------------------------------------------------------------------

Eliminating  items  include  intercompany   interest  income  and  expense,  the
elimination of certain intercompany accounts, as well as activities of our corporate and administrative areas.

Because of the nature of our Electric Services business, electric revenues are derived from two large customers - the NYISO and LIPA. Electric Services revenues from these customers of $337.7 million and $422.7 million for the three months ended March 31, 2007 and 2006, respectively, represent approximately 12% and 16%, respectively of our consolidated revenues in these periods.

3. COMPREHENSIVE INCOME

The table below indicates the components of comprehensive income:

----------------------------------------------------------------------------------------------------------------------
                                                                                        Three Months Ended March 31,
(In Thousands of Dollars)                                                              2007                     2006
----------------------------------------------------------------------------------------------------------------------
Net Income                                                                           $ 213.4                  $ 208.0
----------------------------------------------------------------------------------------------------------------------
Other comprehensive income, net of tax
Reclassification of (gains) losses included in net income                                6.5                    (35.7)
Unrealized (losses) gains on derivative financial instruments                           (3.1)                    45.9
Unrealized gains (losses) on marketable securities                                      (0.1)                     0.4
Accrued underfunded pension and other postretirement obligation(1)                      13.1                        -
----------------------------------------------------------------------------------------------------------------------
Other comprehensive income, net of tax                                                  16.4                     10.6
----------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                                 $ 229.8                  $ 218.6
----------------------------------------------------------------------------------------------------------------------
Related tax (benefit) expense
Reclassification of (gains) losses included in net income                            $   4.2                  $ (19.2)
Unrealized (losses) gains on derivative financial instruments                           (1.9)                    25.4
Unrealized gains (losses) on marketable securities                                      (0.1)                     0.2
----------------------------------------------------------------------------------------------------------------------
Total Tax Expense                                                                    $   2.2                  $   6.4
----------------------------------------------------------------------------------------------------------------------

(1) For the three months ended March 31, 2007, KeySpan recorded a $13.1 million increase in other comprehensive income, with a corresponding reduction to deferred income taxes to properly reflect the deferred tax benefit arising from the implementation of Statement of Financial Accounting Standards ("SFAS") 158 "Employers' Accounting for Defined Benefit Pensions and Other Postretirement Benefit Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" at December 31, 2006. This correction has no impact on KeySpan's Consolidated Statements of Income and Cash Flows for the three months ended March 31, 2007. KeySpan believes this correction is immaterial to its current and prior year's Financial Statements.

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, KeySpan subsidiaries have utilized derivative financial instruments, such as futures, options and swaps, for the purpose of hedging the cash flow variability associated with changes in commodity prices. KeySpan is exposed to commodity price risk primarily with regard to its gas distribution operations, gas production and development activities and its electric generating facilities at the Ravenswood Generating Station. As discussed in greater detail below, certain derivative financial instruments employed by KeySpan are accounted for as cash-flow hedges and receive hedge accounting treatment under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," collectively SFAS 133. However, KeySpan also employs derivative financial instruments that do not qualify for hedge accounting treatment. Additionally, certain derivative financial instruments employed by our Gas Distribution operations are subject to SFAS 71 "Accounting for the Effects of Certain Types of Regulation."

Commodity Derivative Instruments - Hedge Accounting: Our Energy Investments subsidiary, Seneca-Upshur, utilizes OTC natural gas swaps to hedge the cash flow variability associated with the forecasted sales of a portion of its natural gas production. At March 31, 2007, Seneca-Upshur has hedge positions in place for approximately 70% of its estimated 2007 through 2009 gas production, net of gathering costs. We use market quoted forward prices to value these swap positions. The maximum length of time over which Seneca-Upshur has hedged such cash flow variability is through December 2009. The fair value of these derivative instruments at March 31, 2007 was a liability of $6.9 million. The estimated amount of losses associated with such derivative instruments that are reported in accumulated other comprehensive income and that are expected to be reclassified into earnings over the next twelve months is $3.5 million.
Ineffectiveness associated with these outstanding derivative financial instruments was immaterial for the three months ended March 31, 2007.

Certain derivative instruments employed by our gas distribution operations are not subject to SFAS 71 and thus are not subject to deferral accounting treatment. KeySpan uses OTC natural gas swaps to hedge the cash-flow variability of gas purchases associated with certain large-volume gas sales customers. These gas swaps are accounted for as cash-flow hedges. KeySpan uses market quoted forward prices to value these swap positions. The maximum length of time over which we have hedged such cash flow variability is through October 2007. The fair value of these derivative instruments was immaterial to KeySpan's consolidated financial statements at March 31, 2007. Ineffectiveness associated with these outstanding derivative financial instruments was immaterial as of March 31, 2007.

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

Commodity Derivative Instruments that are not Accounted for as Hedges: The Ravenswood Generating Station financially hedges the cash flow variability associated with a portion of electric energy sales and fuel purchases. Our strategy is to financially hedge up to 50% of the on-peak capacity of the Ravenswood Generating Station. The maximum length of time over which derivative financial instruments are in-place is through December 2008. To accomplish our stated risk management strategy, KeySpan employs financially-settled electric-power swap contracts with offsetting financially-settled oil swap contracts, physical natural gas forward contracts and OTC natural gas swaps. We use market quoted forward prices to value the electric-power swap contracts. The fair value of the electric power derivative instruments at March 31, 2007 was a liability of $5.4 million. We use market quoted forward prices to value the oil swap contracts and natural gas contracts. The fair value of these derivative instruments at March 31, 2007 was $0.3 million.

On January 18, 2006, KeySpan entered into an International SWAP Dealers Association Master Agreement for a fixed for float unforced capacity financial swap (the "Swap Agreement") with Morgan Stanley Capital Group Inc. ("Morgan Stanley"). The Swap Agreement has a three year term that began on May 1, 2006. The notional quantity was 1,800,000kW (the "Notional Quantity") of In-City Unforced Capacity and the fixed price is $7.57/kW-month ("Fixed Price"), subject to adjustment upon the occurrence of certain events. Cash settlement occurs on a monthly basis based on the In-City Unforced Capacity price determined by the relevant New York Independent System Operator ("NYISO") Spot Demand Curve Auction Market ("Floating Price"). For each monthly settlement period, the price difference equals the Fixed Price minus the Floating Price. If such price difference is less than zero, Morgan Stanley will pay KeySpan an amount equal to the product of (a) the Notional Quantity and (b) the absolute value of such price difference. Conversely, if such price difference is greater than zero, KeySpan will pay Morgan Stanley an amount equal to the product of (a) the Notional Quantity and (b) the absolute value of such price difference. This derivative instrument does not qualify for hedge accounting treatment under SFAS
133. The recognized fair value associated with this instrument is immaterial to the consolidated financial statements at March 31, 2007. As noted, this is a financial derivative instrument and is unrelated to any physical production of electricity.

The NYPSC, Consolidated Edison and other load serving entities ("LSEs") have proposed price mitigation measures for in-City capacity that would apply to the Ravenswood Generating Station. These price mitigation measures essentially proposed to reduce the capacity bid price that the Ravenswood Generating Station could bid into the NYISO energy market. However, the FERC found that the NYISO filing failed to meet the burden of proof required to support revisions to market rules. Nevertheless, on its own motion, FERC initiated a proceeding to investigate and consider the justness and reasonableness of the NYISO's in-City capacity market, including whether and how market rules should be revised to provide a fair level of compensation that will attract and retain needed infrastructure. This matter has been referred to a settlement judge and settlement discussions are on-going. At this time, we are unable to predict the outcome of this proceeding and what effect it may have on the potential revenue that could be realized from physical sales of in-City capacity or on the Swap Agreement.

Commodity Derivative Instruments - Regulated Utilities: We use derivative financial instruments to reduce the cash flow variability associated with the purchase price for a portion of future natural gas purchases associated with our Gas Distribution operations. Our strategy is to minimize fluctuations in gas sales prices to our regulated firm gas sales customers in our New York and New England service territories. The accounting for these derivative instruments is subject to SFAS 71. Therefore, the fair value of these derivatives is recorded as current or deferred assets and liabilities, with offsetting positions recorded as regulatory assets and regulatory liabilities on the Consolidated Balance Sheet. Gains or losses on the settlement of these contracts are initially deferred and then refunded to or collected from our firm gas sales customers consistent with regulatory requirements. At March 31, 2007 the fair value of these derivative instruments was $8.7 million.

SFAS 133 establishes criteria that must be satisfied in order for option contracts, forward contracts with optionality features, or contracts that combine a forward contract and a purchase option contract to qualify for the normal purchases and sales exception. Certain contracts for the physical purchase of natural gas associated with our regulated gas utilities do not qualify for normal purchases under SFAS 133. Since these contracts are for the purchase of natural gas sold to regulated firm gas sales customers, the accounting for these contracts is subject to SFAS 71. At March 31, 2007, these derivatives had a net fair value of $72.2 million.

KeySpan has a management contract with Merrill Lynch Trading, under which KeySpan and Merrill Lynch Trading will share the responsibilities for managing KeySpan's upstream gas distribution assets associated with its Massachusetts gas distribution subsidiaries, as well as providing city-gate delivered supply. This contract allows for both KeySpan and Merrill Lynch Trading to employ derivative instruments to maximize the profitability of KeySpan's portfolio of gas distribution assets. Profits associated with these activities are shared between KeySpan, Merrill Lynch Trading and KeySpan's Massachusetts ratepayers. The accounting for this contract is subject to SFAS 71 since the contract was executed by KeySpan's regulated gas distribution utilities. At March 31, 2007, KeySpan's proportionate share of the fair value associated with these derivative instruments amounted to $26.2 million, $18.6 million of which has been deferred for future sharing among the alliance members and Massachusetts ratepayers. The remaining amount was recorded as a benefit to revenues since the inception of the contract. KeySpan provides these services internally for its New York and New Hampshire gas distribution subsidiaries.

The table below summarizes the fair value of all of the above outstanding derivative instruments at March 31, 2007 and December 31, 2006 and the related line item on the Consolidated Balance Sheet. Fair value is the amount at which derivative instruments could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale.

------------------------------------------------------------------------------------------------------
(In Millions of Dollars)                               March 31, 2007              December 31, 2006
------------------------------------------------------------------------------------------------------
Gas Contracts:
  Other current assets                                            38.8                          30.7
  Other deferred charges                                         113.6                         127.1
  Regulatory asset                                                37.7                         196.3
  Other current liability                                        (18.3)                       (211.7)
  Other deferred liabilities                                     (84.5)                        (42.1)
  Regulatory liability                                           (86.9)                       (120.6)

Oil Contracts:
  Other current assets                                             0.4                           0.3
  Other current liability                                         (1.0)                         (7.2)
  Other deferred liabilities                                      (0.1)                         (0.5)

Electric Contracts:
  Other current assets                                             1.1                          23.2
  Other deferred charges                                           0.1                           0.3
  Other current liability                                         (5.6)                         (0.8)
  Other deferred liabilities                                      (0.7)                         (0.6)

------------------------------------------------------------------------------------------------------


Weather Derivatives: The utility tariffs associated with KEDNE's operations do not contain weather normalization adjustments. As a result, fluctuations from normal weather may have a significant positive or negative effect on the results of these operations.

In 2006, we entered into heating-degree day put options to mitigate the effect of fluctuations from normal weather on KEDNE's financial position and cash flows for the 2006/2007 winter heating season - November 2006 through March 2007. These put options would have paid KeySpan $37,500 per heating degree day when the actual temperature was below 4,159 heating degree days, or approximately 5% warmer than normal, based on the most recent 20-year average for normal weather. The maximum amount KeySpan would have received on these purchased put options was $15 million. The net premium cost for these options was $1.7 million and was amortized over the heating season. Since weather was warmer than normal during the fourth quarter of 2006, KeySpan recorded a $9.1 million benefit to earnings associated with the weather derivative. However, weather for the first quarter of 2007 was colder than normal. Therefore, for the entire winter heating season -November 2006 through March 2007 - weather was slightly colder than normal. As a result, in the first quarter of 2007 KeySpan reversed the $9.1 million accrual recorded in the fourth quarter of 2006. We account for these derivatives pursuant to the requirements of EITF 99-2, "Accounting for Weather Derivatives." In this regard, such instruments are accounted for using the "intrinsic value method" as set forth in such guidance.

Credit and Collateral: Derivative contracts are primarily used to manage exposure to market risk arising from changes in commodity prices and interest rates. In the event of non-performance by a counterparty to a derivative contract, the desired impact may not be achieved. The risk of counterparty non-performance is generally considered a credit risk and is actively managed by assessing each counterparty credit profile and negotiating appropriate levels of collateral and credit support. In instances where the counterparties' credit quality has declined, or credit exposure exceeds certain levels, we may limit our credit exposure by restricting new transactions with counterparties, requiring additional collateral or credit support and negotiating the early termination of certain agreements. At March 31, 2007, KeySpan has received $7.7 million from its counterparties as collateral associated with outstanding derivative contracts. This amount has been recorded as restricted cash, with an offsetting position in current liabilities on the Consolidated Balance Sheet. At March 31, 2007, KeySpan has $1.3 million of outstanding margin calls to its counterparties for open derivative instruments associated with its strategy to minimize fluctuations in gas sales prices to its regulated firm gas sales customers.

5. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities." This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement requires a business entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. An entity may decide whether to elect the fair value option for each eligible item on its election date, subject to certain requirements described in the statement. This statement shall be effective as of the beginning of each reporting entity's first fiscal year that begins after November 15, 2007. KeySpan is currently reviewing the requirements of this statement and, at this point in time, we cannot determine the impact, if any, that this statement may have on results of operations and financial position.

In September 2006, the FASB issued SFAS 157 "Fair Value Measurements." This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value. SFAS 157 expands the disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value, the recurring fair value measurements using significant unobservable inputs and the effect of the measurement on earnings (or changes in net assets) for the period. The guidance in SFAS 157 also applies for derivatives and other financial instruments measured at fair value under Statement 133 "Accounting for Derivative Instruments and Hedging Activities" at initial recognition and in all subsequent periods. This Statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. KeySpan is currently reviewing the requirements of SFAS 157, and at this point in time cannot determine what impact, if any, SFAS 157 will have on its results of operations or financial position. This Statement will have no impact on cash flow.

In July 2006, the FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes" and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. KeySpan adopted the provisions of FIN 48 on January 1, 2007. See Note 11, "Adoption of FASB Interpretation Number 48" for additional details on the impact of this implementation on KeySpan's financial statements.

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

We have classified the Master Lease as $412.3 million of long-term debt on the Consolidated Balance Sheet based on our current status as primary beneficiary. Further, we have an asset on the Consolidated Balance Sheet for an amount substantially equal to the fair market value of the leased assets at the inception of the lease, less depreciation since that date, or approximately $304 million. If KeySpan Ravenswood LLC, was not able to fulfill its payment obligations with respect to the Master Lease payments, then the maximum amount KeySpan would be exposed to under its current guarantees would be $425 million plus the present value of the remaining lease payments through June 20, 2009.

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

Asset Retirement Obligations: KeySpan has various asset retirement obligations primarily associated with its gas distribution and electric generation activities. These obligations have remained substantially unchanged from December 31, 2006, except for normal accretion adjustments and costs incurred. Generally, KeySpan's largest asset retirement obligations relate to: (i) legal requirements to cut (disconnect from the gas distribution system), purge (clean of natural gas and PCB contaminants) and cap gas mains within its gas distribution and transmission system when mains are retired in place; or dispose of sections of gas main when removed from the pipeline system; (ii) cleaning and removal requirements associated with storage tanks containing waste oil and other waste contaminants; and (iii) legal requirements to remove asbestos upon major renovation or demolition of structures and facilities. At March 31, 2007, these obligations total $48.0 million. See KeySpan's Annual Report on Form 10-K for the year ended December 31, 2006, Note 7 to the Consolidated Financial Statements "Contractual Obligations, Financial Guarantees and Contingencies" for additional information regarding these obligations.

Environmental Matters

New York Sites: Within the State of New York we have identified 43 historical manufactured gas plant ("MGP") sites and related facilities which were owned or operated by KeySpan subsidiaries or such companies' predecessors. These former sites, some of which are no longer owned by KeySpan, have been identified to the Department of Environmental Conservation ("DEC") for inclusion on appropriate site inventories. Administrative Orders on Consent ("ACO") or Voluntary Cleanup

Agreements ("VCA") have been executed with the DEC to address the investigation and/or remediation activities associated with certain sites and one waterway. In February 2007, KeySpan entered into an ACO for fourteen of these sites and continues to evaluate how to proceed with respect to participation in the DEC's remediation programs for the other sites.

KeySpan has identified 28 of these sites as being associated with the historical operations of KEDNY. One site has been fully remediated. Subject to the issues described in the preceding paragraph, the remaining 27 sites will be investigated and, if necessary, remediated under the terms and conditions of ACOs, VCAs, or Brownfield Cleanup Agreements ("BCA"). Expenditures incurred to date by us with respect to KEDNY MGP-related activities total $84.8 million.

The remaining 15 sites have been identified as being associated with the historical operations of KEDLI. One site has been fully investigated and requires no further action. The remaining sites will be investigated and, if necessary, remediated under the terms and conditions of ACOs, VCAs, or BCAs. Expenditures incurred to date by us with respect to KEDLI MGP-related activities total $65.4 million.

KeySpan presently estimates the remaining cost of its KEDNY and KEDLI MGP-related environmental remediation activities will be $317.8 million, which amount has been accrued by us as a reasonable estimate of probable cost for known sites. However, remediation costs for each site may be materially higher than noted, depending upon changing technologies and regulatory standards, selected end use for each site, and actual environmental conditions encountered.

With respect to remediation costs, KEDNY and KEDLI rate plans generally provide for the recovery from customers of investigation and remediation costs of certain sites. At March 31, 2007, we have reflected a regulatory asset of $367.7 million for KEDNY/KEDLI MGP sites. KeySpan has filed proposed rate plans for KEDNY and KEDLI with the NYPSC as part of its application for approval of the KeySpan / National Grid plc Merger, as well as individual applications for a proposed annual increase in revenues for KEDNY and KEDLI. Among other things, these filings seek recovery of deferred expenses associated with remediation of MGP sites, as well as recovery of ongoing remediation expenses. See the "Introduction to the Notes to the Consolidated Financial Statements" for additional details on the filings.

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

KeySpan presently estimates the remaining cost of the Massachusetts KEDNE MGP-related environmental cleanup activities will be $7.9 million, which amount has been accrued by us as a reasonable estimate of probable cost for known sites, however remediation costs for each site may be materially higher than noted, depending upon changing technologies and regulatory standards, selected end use for each site, and actual environmental conditions encountered. Expenditures incurred since November 8, 2000, the acquisition date of these subsidiaries, with respect to these MGP-related activities total $35.6 million.

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

KeySpan presently estimates the remaining cost of EnergyNorth MGP-related environmental cleanup activities will be $24.7 million, which amount has been accrued as a reasonable estimate of probable cost for known sites, however, remediation costs for each site may be materially higher than noted, depending upon changing technologies and regulatory standards, selected end use for each site and actual environmental conditions encountered. Expenditures incurred since November 8, 2000, the acquisition date of this subsidiary, with respect to the MGP-related activities total $23.7 million.

By rate orders, the Massachusetts Department of Telecommunications and Energy ("MADTE") and the New Hampshire Public Utility Commission ("NHPUC") provide for the recovery of site investigation and remediation costs and, accordingly, at March 31, 2007, we have reflected a regulatory asset of $39.6 million for the KEDNE MGP sites. Colonial Gas Company and Essex Gas Company are not subject to the provisions of SFAS 71, "Accounting for the Effects of Certain Types of Regulation" and therefore have recorded no regulatory asset. However, rate orders currently in effect for these subsidiaries provide for the recovery of investigation and remediation costs.

KeySpan New England, LLC Sites: KeySpan is aware of three non-utility sites associated with KeySpan New England, LLC, a successor company to Eastern Enterprises, for which it may have or share environmental remediation or ongoing maintenance responsibility. These three sites, located in Philadelphia, Pennsylvania; New Haven, Connecticut; and Everett, Massachusetts, were associated with historical operations involving the production of coke and related industrial processes. Honeywell International, Inc. and Beazer East, Inc. (both former owners and/or operators of certain facilities at Everett (the "Everett Facility") together with KeySpan, have entered into an ACO with the Massachusetts Department of Environmental Protection for the investigation and development of a remedial response plan for a portion of that site. KeySpan, Honeywell and Beazer East entered into a cost-sharing agreement under which each company agreed to pay one-third of the costs of compliance with the consent order, while preserving any claims it may have against the other companies for, among other things, reallocation of proportionate liability. In 2002, Beazer East commenced an action in the U.S. District Court for the Southern District of New York which sought a judicial determination on the allocation of liability for the Everett Facility. A confidential settlement agreement was executed on terms favorable to KeySpan and the Beazer lawsuit has been discontinued.

KeySpan presently estimates the remaining cost of the environmental cleanup activities for these three non-utility sites will be approximately $9.2 million, which amount has been accrued as a reasonable estimate of probable costs for known sites however, remediation costs for each site may be materially higher than noted, depending upon changing technologies and regulatory standards, selected end use for each site, and actual environmental conditions encountered. Expenditures incurred since November 8, 2000, with respect to these sites total $23.6 million.

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

See KeySpan's  Annual  Report on Form 10-K for the year ended  December 31, 2006
Note 7, to those Consolidated Financial Statements "Contractual Obligations, Financial Guarantees and Contingencies" for further information on environmental matters.

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

Other Contingencies: We derive a substantial portion of our revenues in the Electric Services segment from a series of agreements with LIPA pursuant to which we manage LIPA's transmission and distribution system and supply approximately one half of LIPA's customers' electricity needs. KeySpan and LIPA have entered into agreements to extend, amend, and restate these contractual arrangements. Further, following the announcement of the proposed Merger of KeySpan and National Grid plc, LIPA, National Grid plc and KeySpan engaged in discussions concerning the impact of the transaction on LIPA's operations. See
Note 10 "2006 LIPA Settlement" for further details of these agreements and discussions.

Financial Guarantees

KeySpan has issued financial guarantees in the normal course of business, on behalf of its subsidiaries, to various third party creditors. At March 31, 2007, the following amounts would have to be paid by KeySpan in the event of non-payment by the primary obligor at the time payment is due:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Amount of         Expiration
   Nature of Guarantee (In Millions of Dollars)                                                   Exposure            Dates
------------------------------------------------------------------------------------------------------------------------------------
Guarantees for Subsidiaries
   Medium-Term Notes - KEDLI                                                  (i)                $   525.0          2008-2010
   Industrial Development Revenue Bonds                                       (ii)                   128.3            2027
   Ravenswood - Master Lease                                                  (iii)                  425.0            2009
   Ravenswood - Sale/leaseback                                                (iv)                   403.5            2019
   Surety Bonds                                                               (v)                     70.2         2007 - 2010
   Commodity Guarantees and Other                                             (vi)                    52.7         2007 - 2009
   Letters of Credit                                                          (vii)                   76.6         2007 - 2010
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 $ 1,681.3
------------------------------------------------------------------------------------------------------------------------------------

The following is a description of KeySpan's outstanding subsidiary guarantees:

(i) KeySpan has fully and unconditionally guaranteed $525 million to holders of Medium-Term Notes issued by KEDLI. These notes are due to be repaid on January 15, 2008 and February 1, 2010. KEDLI is required to comply with certain financial covenants under the debt agreements. The face value of these notes is included in current maturities of long-term debt and capital leases, and long-term debt on the Consolidated Balance Sheet as appropriate.

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

(v) KeySpan has agreed to indemnify the issuers of various surety and performance bonds associated with certain construction projects being performed by certain current and former subsidiaries. In the event that the subsidiaries fail to perform their obligations under contracts, the injured party may demand that the surety make payments or provide services under the bond. KeySpan would then be obligated to reimburse the surety for any expenses or cash outlays it incurs. Although KeySpan is not guaranteeing any new bonds for any of the former subsidiaries, KeySpan's indemnity obligation supports the contractual obligation of these former subsidiaries. KeySpan has also received from a former subsidiary an indemnity bond issued by a third party insurance company, the purpose of which is to reimburse KeySpan in an amount up to $80 million in the event it is required to perform under all other indemnity obligations previously incurred by KeySpan to support such company's bonded projects existing prior to divestiture. At March 31, 2007, the total cost to complete such remaining bonded projects is estimated to be approximately $27.0 million.

(vi) KeySpan has guaranteed commodity-related payments for subsidiaries within the Electric Services segment. These guarantees are provided to third parties to facilitate physical and financial transactions involved in the purchase of natural gas, oil and other petroleum products for electric production and marketing activities. The guarantees cover actual purchases by these subsidiaries that are still outstanding as of March 31, 2007.

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

Under this Plan, 19,250,000 shares were authorized for issuance of which the total shares awarded to date include 16.9 million stock options, 222,143 shares of restricted stock, and 891,555 performance shares. At March 31, 2007, after adjusting for forfeitures, there are approximately 3.0 million shares still eligible to be granted under the Incentive Plan. In addition, under previous plans, there were an additional 1.7 million shares authorized for which approximately 1.2 million stock options were awarded.

In 2003, KeySpan adopted the prospective method of transition of accounting for stock based compensation expense in accordance with SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." Accordingly, compensation expense has been recognized by employing the fair value recognition provisions of SFAS 123 for grants awarded after January 1, 2003.

In January 2006, KeySpan adopted SFAS 123 (revised 2004) "Share-Based Payment ("SFAS 123R")." The implementation of this standard required KeySpan to expense certain stock options that had previously been accounted for under the requirements of APB Opinion 25 and related Interpretations, i.e. awards issued prior to January 1, 2003. No compensation cost had been recognized for these fixed stock option plans in the Consolidated Financial Statements since the exercise prices and market values were equal on the grant dates. All stock option awards previously accounted for under APB 25 were fully vested by December 31, 2006.

The following table presents the actual expense for all of KeySpan's stock based compensation awards recorded in the Consolidated Statement of Income for the periods indicated.

--------------------------------------------------------------------------------------------------------------------------
                                                                                             Three Months Ended
                                                                                     March 31,                   March 31,
(In Millions of Dollars)                                                                2007                        2006
--------------------------------------------------------------------------------------------------------------------------
Performance shares                                                                    $  1.8                        $ 2.3
Restricted stock                                                                         0.7                          3.7
Stock options                                                                            0.7                          1.5
EDSPP discount                                                                           1.3                          1.5
--------------------------------------------------------------------------------------------------------------------------
Total stock-based compensation included in operations and
maintenance expense                                                                      4.5                          9.0
Income tax benefit                                                                      (1.6)                        (3.2)
--------------------------------------------------------------------------------------------------------------------------
Total stock based compensation expense, net of tax                                    $  2.9                        $ 5.8
--------------------------------------------------------------------------------------------------------------------------

SFAS 123R requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. During the three months ended March 31, 2007 and 2006 cash received from stock options exercised was $5.2 million and $15.5 million, respectively. The tax benefit realized for tax deductions from stock options exercised during the three months ended March 31, 2007 and 2006 was less than the recognized compensation expense and accordingly there were no excess tax deductions reported in the financing section of the Consolidated Statement of Cash Flows.

The following represents a discussion of the various awards granted under our stock based compensation plans:

Performance shares

Performance shares were awarded under the Incentive Plan in 2005 based upon the attainment of overall corporate performance goals. These performance shares are measured over a three year period by comparing KeySpan's cumulative total shareholder return to the S&P Utilities Group. For actual performance achieved at a threshold level, 50% of the award will be granted; for actual performance achieved at a targeted level, 100% of the award will be granted; and for actual performance achieved at the maximum level, 150% of the award will be granted. The 2005 award is being expensed ratably over its remaining performance period.

The 2006 performance share award reflects the new performance condition criteria under SFAS 123R. In 2006, 315,900 performance shares were granted. Performance shares were granted with a three-year performance period with a threshold, target and maximum performance level. The number of performance shares earned at the end of the performance period can range from 0% to 150% of the shares granted and will be linked to two performance measures: the percentage improvement in return on invested capital, or "ROIC," and KeySpan's cumulative three-year total stockholder return, or "TSR," relative to the cumulative three-year TSR for the Standard and Poor's Utilities Group, using a matrix approach that encompasses both measures. The ROIC goal will act as the primary trigger. If the ROIC goal performance is below the threshold level, all shares shall be forfeited without payment. Upon a change of control, performance shares shall be distributed based upon the greater of the number of performance shares awarded at target level or the number of shares earned based on actual performance through the change of control date. Performance share awards were priced at fair value on the date of grant. The unearned compensation as of March 31, 2007 associated with all of the performance share awards was $9.9 million.

There were no performance share awards granted in the first quarter of 2007.

Restricted Stock Awards

KeySpan has made certain grants of restricted stock to officers, directors and certain other management employees under the Incentive Plan. Awards of restricted stock were made in 2002, 2005, 2006 and 2007. These awards may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to these awards is being amortized to compensation expense over the period in which the awards vest. The share-based expense for these awards was determined based on the fair value of the stock at the date of grant applied to the total number of shares that were anticipated to fully vest. Upon a change of control, all restricted stock awards will vest immediately. The unearned compensation as of March 31, 2007, associated with restricted stock was $6.8 million.

Employee Discount Stock Purchase Plan

KeySpan's Employee Discount Stock Purchase Plan ("EDSPP") allows KeySpan employees to purchase shares of KeySpan stock at a 10% discount through payroll deductions. KeySpan is currently expensing the discount. The number of shares of common stock authorized for issuance under the EDSPP is 1,750,000 shares and there are 299,977 shares remaining to be issued.

Stock Options

The stock option component of the Incentive Plan entitles the participants to purchase shares of common stock at an exercise price per share which is no less than the closing price of the common stock on the date of the grant. Stock options generally vest over a three-to-five year period and have an exercise period of ten years. Upon a change of control, all stock options granted and outstanding will vest immediately. The value of all stock option grants are estimated on the date of the grant using the Black-Scholes option-pricing model. There were no stock options granted in 2007 or 2006.

A summary of the status of our fixed stock option plans and changes is presented below for the three months ended March 31, 2007:

-------------------------------------------------------------------------------------------------------------------------
                                                                                     Weighted           Aggregate
                                                                                      Average         Intrinsic Value
                       Fixed Options                      Shares                  Exercise Price       (In Millions)
-------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of period                       9,403,104                    $ 33.82
Exercised                                                 (150,102)                   $ 34.71
Forfeited                                                   (4,737)                   $ 38.26
-------------------------------------------------------------------------------------------------------------------------
Outstanding at end of period                             9,248,265                    $ 33.80           $ 66.2
-------------------------------------------------------------------------------------------------------------------------
Exercisable at end of period                             7,919,622                    $ 33.15           $ 61.9
-------------------------------------------------------------------------------------------------------------------------

The total intrinsic value of the options exercised during the three months ended March 31, 2007 and 2006 was approximately $0.9 million and $3.1 million, respectively.

------------------------------------------------------------------------------------------------------------------------------------
                        Options                                                    Options
Remaining           Outstanding at      Weighted Average       Range of        Exercisable at    Weighted Average       Range of
Contractual Life     March 31, 2007      Exercise Price     Exercise Price      March 31, 2007     Exercise Price     Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
 1 years                 185,000             $ 32.63             32.63               185,000           $ 32.63           32.63
 2 years                 671,430             $ 28.01         24.73 - 29.38           671,430           $ 28.01        24.73 - 29.38
 3 years                 381,741             $ 26.98         21.99 - 27.06           381,741           $ 26.98        21.99 - 27.06
 4 years                 954,537             $ 22.69         22.50 - 32.76           954,537           $ 22.69        22.50 - 32.76
 5 years               1,469,933             $ 39.50             39.50             1,469,933           $ 39.50           39.50
 6 years               1,712,230             $ 32.66             32.66             1,712,230           $ 32.66           32.66
 7 years               1,139,776             $ 32.40             32.40               940,496           $ 32.40           32.40
 8 years               1,394,490             $ 37.54             37.54               972,730           $ 37.54           37.54
 9 years               1,339,128             $ 39.25             39.25               631,525           $ 39.25           39.25
------------------------------------------------------------------------------------------------------------------------------------
                       9,248,265                                                   7,919,622
------------------------------------------------------------------------------------------------------------------------------------

As of March 31, 2007, there are approximately 1.3 million options which have not yet vested. The unearned compensation cost related to these stock option awards is $2.5 million which is expected to be recognized over the next two years.

8. POSTRETIREMENT BENEFITS

Pension Plans: The following information represents the consolidated net periodic pension cost for the three months ended March 31, 2007 and 2006, for our noncontributory defined benefit pension plans which cover substantially all employees. Benefits are based on years of service and compensation. Funding for pensions is in accordance with requirements of federal law and regulations. KEDLI and Boston Gas Company are subject to certain deferral accounting requirements mandated by the NYPSC and the MADTE, respectively for pension costs and other postretirement benefit costs. Further, KeySpan's electric subsidiaries are subject to certain "true-up" provisions in accordance with the LIPA service agreements.

The calculation of net periodic pension cost is as follows:

--------------------------------------------------------------------------------------------------------
                                                                    Three Months Ended March 31,
(In Millions of Dollars)                                         2007                          2006
--------------------------------------------------------------------------------------------------------
Service cost, benefits earned during the period             $    15.7                      $   16.1
Interest cost on projected benefit obligation                    40.6                          38.6
Expected return on plan assets                                  (52.1)                        (47.0)
Net amortization and deferral                                    15.9                          21.9
--------------------------------------------------------------------------------------------------------
Total pension cost                                          $    20.1                      $   29.6
--------------------------------------------------------------------------------------------------------

Other Postretirement Benefits: The following information represents the consolidated net periodic other postretirement benefit cost for the three months ended March 31, 2007 and 2006 for our noncontributory defined benefit plans covering certain health care and life insurance benefits for retired employees. We have been funding a portion of future benefits over employees' active service lives through Voluntary Employee Beneficiary Association ("VEBA") trusts. Contributions to VEBA trusts are tax deductible, subject to limitations contained in the Internal Revenue Code.

Net periodic other postretirement benefit cost included the following components:

---------------------------------------------------------------------------------------------------
                                                                Three Months Ended March 31,
(In Millions of Dollars)                                     2007                         2006
---------------------------------------------------------------------------------------------------
Service cost, benefits earned during the period           $   6.1                      $   6.9
Interest cost on accumulated
   postretirement benefit obligation                         19.4                         20.2
Expected return on plan assets                               (9.8)                        (9.1)
Net amortization and deferral                                12.2                         16.6
---------------------------------------------------------------------------------------------------
Other postretirement cost                                 $  27.9                      $  34.6
---------------------------------------------------------------------------------------------------

During the first three months of 2007, KeySpan contributed $18.0 million to its pension plans. KeySpan anticipates contributing an additional $113.0 million to its other postretirement benefit plans during the remainder of 2007. Estimated contribution levels are subject to change based on future market returns, interest rates and certain other measurements. Actual contributions, therefore, may vary from these levels.

9. COMMERCIAL PAPER

At March 31, 2007, KeySpan had two credit facilities totaling $1.5 billion - $920 million for five years through 2010, and $580 million through 2009, which continue to support KeySpan's commercial paper program for ongoing working capital needs. The fees for the facilities are based on KeySpan's current credit ratings and are increased or decreased based on a downgrading or upgrading of our ratings. The current annual facility fee is 0.07% based on our credit rating of A3 by Moody's Investor Services and A by Standard & Poor's for each facility. Both credit facilities allow for KeySpan to borrow using several different types of loans; specifically, Eurodollar loans, ABR loans, or competitively bid loans. Eurodollar loans are based on the Eurodollar rate plus a margin that is tied to our applicable credit ratings. ABR loans are based on the higher of the Prime Rate, the base CD rate plus 1%, or the Federal Funds Effective Rate plus 0.5%. Competitive bid loans are based on bid results requested by KeySpan from the lenders. We do not anticipate borrowing against these facilities; however, if the credit rating on our commercial paper program were to be downgraded, it may be necessary to do so.

The facilities contain certain affirmative and negative operating covenants, including restrictions on KeySpan's ability to mortgage, pledge, encumber or otherwise subject its utility property to any lien, as well as certain financial covenants that require us to, among other things, maintain a consolidated indebtedness to consolidated capitalization ratio of no more than 65% at the last day of any fiscal quarter. Violation of these covenants could result in the termination of the facilities and the required repayment of amounts borrowed thereunder, as well as possible cross defaults under other debt agreements. At March 31, 2007, KeySpan's consolidated indebtedness was 48.6% of its consolidated capitalization and KeySpan was in compliance with all covenants.

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

At March 31, 2007, we had cash and temporary cash investments of $326.5 million. During the first three months of 2007, we repaid $85.0 million of commercial paper and, at March 31, 2007, no commercial paper was outstanding. At March 31, 2007, KeySpan had the ability to issue up to an additional $1.5 billion, under its commercial paper program.

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

On February 1, 2006, KeySpan and LIPA entered into (i) an amended and restated Management Services Agreement (the "2006 MSA"), pursuant to which KeySpan will continue to operate and maintain the electric T&D System owned by LIPA on Long Island; (ii) a new Option and Purchase and Sale Agreement (the "2006 Option Agreement"), to replace the Generation Purchase Rights Agreement (as amended, the "GPRA"), pursuant to which LIPA had the option, through December 15, 2005, to acquire substantially all of the electric generating facilities owned by KeySpan on Long Island; and (iii) a Settlement Agreement (the "2006 Settlement Agreement") resolving outstanding issues between the parties regarding the 1998 LIPA Agreements. The 2006 MSA, the 2006 Option Agreement and the 2006 Settlement Agreement are collectively referred to herein as the "2006 LIPA Agreements." Each of the 2006 LIPA Agreements will become effective retroactive to January 1, 2006, upon all of the 2006 LIPA Agreements receiving the required governmental approvals; otherwise none of the 2006 LIPA Agreements will become effective. These agreements will become effective following approval by the New York State Comptroller's Office and the New York State Attorney General.

Following the announcement of the proposed Merger of KeySpan and National Grid plc, LIPA, National Grid plc and KeySpan engaged in discussions concerning the impact of the transaction on LIPA's operations. On March 23, 2007, KeySpan,
National Grid plc and LIPA announced that the parties reached an agreement in principle pursuant to which LIPA agreed to waive its contractual right to terminate the 1998 LIPA Agreements and the 2006 LIPA Agreements upon consummation of the Merger between KeySpan and National Grid plc, in exchange for enhancements to certain of the 2006 LIPA Agreements and certain other considerations. The amended and enhanced agreements become effective upon completion of the Merger between KeySpan and National Grid plc and are subject to approval by the LIPA Board of Trustees, the New York State Attorney General and the New York State Comptroller.

2006 Settlement Agreement

Pursuant to the terms of the 2006 Settlement Agreement, KeySpan and LIPA agreed to resolve issues that have existed between the parties relating to the various 1998 LIPA Agreements. In addition to the resolution of these matters, KeySpan's entitlement to utilize LILCO's available tax credits and other tax attributes will increase from approximately $50 million to approximately $200 million. These credits and attributes may be used to satisfy KeySpan's previously incurred indemnity obligation to LIPA for any federal income tax liability that results from the settlement with the IRS regarding the audit of LILCO's tax returns for the years ended December 31, 1996 through March 31, 1999. On October 30, 2006, the IRS submitted the settlement provisions of the concluded IRS audit to the Joint Committee on Taxation for approval. Key provisions of the settlement included the resolution of the tax basis of assets transferred to KeySpan at the time of the KeySpan/LILCO merger, the tax deductibility of certain merger related costs and the tax deductibility of certain environmental expenditures. The settlement enabled KeySpan to utilize 100% of the available tax credits. (See KeySpan's Annual Report on Form 10-K for the year ended December 31, 2006 Note 3 to the Consolidated Financial Statements "Income Taxes" for additional information of the settlement.) In recognition of these items, as well as for the modification and extension of the 1998 MSA and the amendments to the GPRA, upon effectiveness of the Settlement Agreement KeySpan will record a contractual asset in the amount of approximately $160 million, of which approximately $110 million will be attributed to the right to utilize such additional credits and attributes and approximately $50 million will be amortized over the eight year term of the 2006 MSA. In order to compensate LIPA for the foregoing, KeySpan will pay LIPA $69 million in cash and will settle certain accounts receivable in the amount of approximately $90 million due from LIPA.

Generation Purchase Rights Agreement and 2006 Option Agreement.

Under an amended GPRA, LIPA had the right to acquire certain of KeySpan's Long Island-based generating assets formerly owned by LILCO, at fair market value at the time of the exercise of such right. LIPA was initially required to make a determination by May 2005, but KeySpan and LIPA agreed to extend the date by which LIPA was to make this determination to December 15, 2005. As part of the 2006 settlement between KeySpan and LIPA, the parties entered into the 2006 Option Agreement whereby LIPA had the option during the period January 1, 2006 to December 31, 2006 to purchase only the steam generating units at KeySpan's Far Rockaway and/or E.F. Barrett Generating Stations (and certain related assets) at a price equal to the net book value of each facility. In December 2006, KeySpan and LIPA entered into an amendment to the 2006 Option Agreement whereby the parties agreed to extend the expiration of the option period to the later of (i) December 31, 2007 or (ii) 180 days following the effective date of the 2006 Option Agreement. The 2006 Option Agreement replaces the GPRA, the expiration of which has been stayed pending effectiveness of the 2006 LIPA Agreements. In the event such agreements do not become effective by reason of failure to secure any of the requisite governmental approvals, the GPRA will be reinstated for a period of 90 days from the date such approval is denied. If LIPA were to exercise the option and purchase one or both of the generation facilities (i) LIPA and KeySpan will enter into an operation and maintenance agreement, pursuant to which KeySpan will continue to operate these facilities, through May 28, 2013, for a fixed management fee plus reimbursement for certain costs; and (ii) the 1998 PSA and 1998 EMA will be amended to reflect that the purchased generating facilities would no longer be covered by those agreements. It is anticipated that the fees received pursuant to the operation and maintenance agreement will offset the reduction in the operation and maintenance expense recovery component of the 1998 PSA and the reduction in fees under the 1998 EMA.

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

Upon approval, the 2006 LIPA Agreements will be effective retroactive to January 1, 2006. KeySpan's reported operating income and net income for the three months ended March 31, 2007 and 2006 under the 2006 MSA are substantially the same as they would have been if the terms and provisions of the 1998 MSA had continued to be applied. At this point in time, KeySpan is unable to estimate what the impact would be to its results of operations, financial position and cash flows if the 2006 LIPA Agreements do not become fully effective.

11. ADOPTION OF FASB INTERPRETATION NUMBER 48

On July 13, 2006 the FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes" and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on: the classification of unrecognized tax benefits; disclosures for interest and penalties; accounting and disclosures for interim reporting periods; and transition requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006.

KeySpan adopted the provisions of FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $79.6 million. As a result of the implementation of FIN 48, we recognized a $20.5 million increase in the liability for unrecognized tax benefits which was accounted for as a reduction in retained earnings of $5.2 million and an increase to deferred tax assets of $15.3 million.

Included in the balance of unrecognized tax benefits at January 1, 2007, are $55.3 million of tax benefits that, if recognized, would affect the effective tax rate.

KeySpan recognizes interest accrued related to unrecognized tax benefits in tax expense on the Consolidated Statement of Income. During the years ended December 31, 2006, 2005 and 2004, we recognized approximately $0.9 million, $7.6 million and $0.4 million in interest, respectively. KeySpan had accrued interest payable of $8.9 million and $8.0 million at December 31, 2006 and 2005, respectively. Upon adoption of FIN 48, on January 1, 2007, KeySpan increased its accrued interest payable to $24.3 million, which is included in the total of unrecognized benefits as of the date of adoption. We do not anticipate that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

KeySpan is subject to federal, state and local income tax. Through its various subsidiaries, KeySpan operates predominately in New York, Massachusetts and New Hampshire. The following table summarizes the open tax years for each major jurisdiction:

---------------------------------------------------
Jurisdiction                    Open Tax Years
---------------------------------------------------

Federal                          2000 - 2006
New York State                   2000 - 2006
New York City                    2000 - 2006
Massachusetts                    2000 - 2006
New Hampshire                    2003 - 2006
---------------------------------------------------

The Internal Revenue Service has recently commenced the examination of KeySpan's tax returns for the years ended December 31, 2000 through December 31, 2004. In addition, several of our subsidiaries are currently under audit by New York State and New York City for the tax years ended December 31, 2000 through December 31, 2005. Although the tax years ended December 31, 2003 through
December 31, 2005 are open in Massachusetts and New Hampshire, none of our subsidiaries in these states are currently being audited by the income tax authorities. At this time, we do not believe that the outcome of any examination will have a material impact on KeySpan's financial statements.

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

-------------------------------------------------------------------------------------------------------------------------------
                               Statement of Income
-------------------------------------------------------------------------------------------------------------------------------
                                                               Three Months Ended March 31, 2007
                                                                              Other
(In Millions of Dollars)                   Guarantor       KEDLI           Subsidiaries        Eliminations       Consolidated
-------------------------------------------------------------------------------------------------------------------------------
                                      -----------------------------------------------------------------------------------------
Revenues                                     $   0.2      $ 594.5             $ 2,268.0           $   (0.2)          $ 2,862.5
                                      -----------------------------------------------------------------------------------------
Operating Expenses
  Purchased gas                                    -        394.3               1,278.4                  -             1,672.7
  Fuel and purchased power                         -            -                 128.2                  -               128.2
  Operations and maintenance                     1.4         37.8                 391.7                  -               430.9
  Intercompany expense                             -          1.3                  (1.1)              (0.2)                  -
  Depreciation and amortization                    -         28.4                  83.9                  -               112.3
  Operating taxes                                  -         18.7                 103.9                  -               122.6
                                      -----------------------------------------------------------------------------------------
Total Operating Expenses                         1.4        480.5               1,985.0               (0.2)            2,466.7
                                      -----------------------------------------------------------------------------------------
Income from equity investments                     -            -                   3.7                  -                 3.7
                                      -----------------------------------------------------------------------------------------
Operating Income (Loss)                         (1.2)       114.0                 286.7                  -               399.5
                                      -----------------------------------------------------------------------------------------

Interest charges                               (41.0)       (12.7)                (19.7)              11.8               (61.6)
Other income and (deductions)                  250.9          1.7                 (14.2)            (230.2)                8.2
                                      -----------------------------------------------------------------------------------------
Total Other Income and (Deductions)            209.9        (11.0)                (33.9)            (218.4)              (53.4)
                                      -----------------------------------------------------------------------------------------

Income Taxes (Benefit)                          (4.7)        37.8                  99.6                  -               132.7
                                      -----------------------------------------------------------------------------------------
Net Income                                   $ 213.4      $  65.2             $   153.2           $ (218.4)          $   213.4
                                      =========================================================================================
-------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                               Statement of Income
-----------------------------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended March 31, 2006
                                                                                    Other
(In Millions of Dollars)                      Guarantor          KEDLI          Subsidiaries       Eliminations      Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
                                         ------------------------------------------------------------------------------------------
Revenues                                      $   0.2          $ 543.7             $ 2,117.4          $   (0.2)          $ 2,661.1
                                         ------------------------------------------------------------------------------------------
Operating Expenses
  Purchased gas                                     -            364.9               1,146.5                 -             1,511.4
  Fuel and purchased power                          -                -                 130.0                 -               130.0
  Operations and maintenance                      7.9             36.3                 361.8                 -               406.0
  Intercompany expense                              -              1.2                  (1.0)             (0.2)                  -
  Depreciation and amortization                     -             25.1                  85.2                 -               110.3
  Operating taxes                                   -             17.7                 100.5                 -               118.2
                                         ------------------------------------------------------------------------------------------
Total Operating Expenses                          7.9            445.2               1,823.0              (0.2)            2,275.9
                                         ------------------------------------------------------------------------------------------
 Income from equity investments                     -                -                   3.4                 -                 3.4
Gain on sale of property                            -                -                   0.5                 -                 0.5
                                         ------------------------------------------------------------------------------------------
Operating Income (Loss)                          (7.7)            98.5                 298.3                 -               389.1
                                         ------------------------------------------------------------------------------------------

Interest charges                                (39.8)           (14.1)                (53.0)             40.7               (66.2)
Other income and (deductions)                   249.2                -                  19.4            (257.2)               11.4
                                         ------------------------------------------------------------------------------------------
Total Other Income and (Deductions)             209.4            (14.1)                (33.6)           (216.5)              (54.8)
                                         ------------------------------------------------------------------------------------------

Income Taxes (Benefit)                           (6.3)            29.9                 102.7                 -               126.3
                                         ------------------------------------------------------------------------------------------
Net Income                                    $ 208.0          $  54.5             $   162.0          $ (216.5)          $   208.0
                                         ==========================================================================================
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Balance Sheet
-----------------------------------------------------------------------------------------------------------------------------------
                                                                               March 31, 2007
                                                                                   Other
(In Millions of Dollars)                         Guarantor          KEDLI       Subsidiaries       Eliminations        Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash & temporary cash investments             $    61.3       $   139.5        $    125.7          $        -        $    326.5
   Accounts receivable, net                            0.5           300.0             896.7                   -           1,197.2
   Other current assets                                1.0           193.9           1,038.4                   -           1,233.3
                                             --------------------------------------------------------------------------------------
                                                      62.8           633.4           2,060.8                   -           2,757.0
                                             --------------------------------------------------------------------------------------

                                             --------------------------------------------------------------------------------------
Equity Investments  and Other                      5,241.3               -             145.6            (5,113.8)            273.1
                                             --------------------------------------------------------------------------------------
Property
   Gas                                                   -         2,216.6           5,493.6                   -           7,710.2
   Other                                                 -             1.3           3,214.7                   -           3,216.0
   Accumulated depreciation and depletion                -          (443.9)         (2,871.6)                  -          (3,315.5)
                                             --------------------------------------------------------------------------------------
                                                         -         1,774.0           5,836.7                   -           7,610.7
                                             --------------------------------------------------------------------------------------
Intercompany Accounts Receivable                     949.7           188.6           1,851.2            (2,989.5)                -
                                             --------------------------------------------------------------------------------------
Deferred Charges                                   1,959.3           449.4           1,235.7                   -           3,644.4
                                             --------------------------------------------------------------------------------------
Total Assets                                     $ 8,213.1       $ 3,045.4        $ 11,130.0          $ (8,103.3)       $ 14,285.2
                                             ======================================================================================

LIABILITIES AND CAPITALIZATION
Current Liabilities
   Accounts payable and other liabilities        $    64.8       $    89.0        $    662.1          $        -        $    815.9
   Commercial paper                                      -               -                 -                   -                 -
   Other current liabilities                         278.1           155.0             223.7                   -             656.8
                                             --------------------------------------------------------------------------------------
                                                     342.9           244.0             885.8                   -           1,472.7
Intercompany Accounts Payable                          7.5           502.7             891.6            (1,401.8)                -
                                             --------------------------------------------------------------------------------------

Deferred Credits and Other Liabilities
Deferred income tax                                    3.4           413.0             708.1                   -           1,124.5
Other deferred credits and liabilities             1,212.1           197.2           1,304.0                   -           2,713.3
                                             --------------------------------------------------------------------------------------
                                                   1,215.5           610.2           2,012.1                   -           3,837.8
                                             --------------------------------------------------------------------------------------
Capitalization
Common shareholders' equity                        4,785.7         1,062.6           3,941.0            (5,113.8)          4,675.5
Long-term debt and capital leases                  1,861.5           625.9           3,383.6            (1,587.7)          4,283.3
                                             --------------------------------------------------------------------------------------
Total Capitalization                               6,647.2         1,688.5           7,324.6            (6,701.5)          8,958.8
                                             --------------------------------------------------------------------------------------
Minority Interest in Subsidiary Companies                -               -              15.9                   -              15.9
                                             --------------------------------------------------------------------------------------
Total Liabilities & Capitalization               $ 8,213.1       $ 3,045.4        $ 11,130.0          $ (8,103.3)       $ 14,285.2
                                             ======================================================================================
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Balance Sheet
-----------------------------------------------------------------------------------------------------------------------------------
                                                                              December 31, 2006
                                                                                    Other
(In Millions of Dollars)                           Guarantor         KEDLI       Subsidiaries       Eliminations      Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash & temporary cash investments                $   140.5     $    34.7       $     35.7          $        -        $    210.9
   Accounts receivable, net                               0.5         175.6            710.7                   -             886.8
   Other current assets                                   1.5         314.0          1,373.8                   -           1,689.3
                                             --------------------------------------------------------------------------------------
                                                        142.5         524.3          2,120.2                   -           2,787.0
                                             --------------------------------------------------------------------------------------

Equity Investments and Other                          5,017.8             -            144.0            (4,892.1)            269.7
                                             --------------------------------------------------------------------------------------
Property
   Gas                                                      -       2,164.4          5,475.0                   -           7,639.4
   Other                                                    -          32.3          3,171.5                   -           3,203.8
   Accumulated depreciation and depletion                   -        (434.7)        (2,830.2)                  -          (3,264.9)
                                             --------------------------------------------------------------------------------------
                                                            -       1,762.0          5,816.3                   -           7,578.3
                                             --------------------------------------------------------------------------------------

Intercompany Accounts Receivable                        969.1          80.8          1,682.9            (2,732.8)                -

Deferred Charges                                      1,942.3         502.0          1,358.2                   -           3,802.5

                                             --------------------------------------------------------------------------------------
Total Assets                                        $ 8,071.7     $ 2,869.1       $ 11,121.6          $ (7,624.9)       $ 14,437.5
                                             ======================================================================================

LIABILITIES AND CAPITALIZATION
Current Liabilities
   Accounts payable and other liabilities           $    57.2     $   118.9       $    849.9          $        -        $  1,026.0
   Commercial paper                                      85.0             -                -                   -              85.0
   Other current liabilities                            231.8          71.4            293.8                   -             597.0
                                             --------------------------------------------------------------------------------------
                                                        374.0         190.3          1,143.7                   -           1,708.0
                                             --------------------------------------------------------------------------------------
Intercompany Accounts Payable                             2.6         319.4            897.0            (1,219.0)                -
                                             --------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
Deferred income tax                                     (24.3)        407.0            793.7                   -           1,176.4
Other deferred credits and liabilities                1,216.1         204.7          1,178.7                   -           2,599.5
                                             --------------------------------------------------------------------------------------
                                                      1,191.8         611.7          1,972.4                   -           3,775.9
                                             --------------------------------------------------------------------------------------
Capitalization
Common shareholders' equity                           4,641.5         996.8          3,772.6            (4,892.1)          4,518.8
Long-term debt and capital leases                     1,861.8         750.9          3,320.2            (1,513.8)          4,419.1
                                             --------------------------------------------------------------------------------------
Total Capitalization                                  6,503.3       1,747.7          7,092.8            (6,405.9)          8,937.9
                                             --------------------------------------------------------------------------------------
Minority Interest in Subsidiary Companies                   -             -             15.7                   -              15.7
                                             --------------------------------------------------------------------------------------
Total Liabilities & Capitalization                  $ 8,071.7     $ 2,869.1       $ 11,121.6          $ (7,624.9)       $ 14,437.5
                                             ======================================================================================
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Statement of Cash Flows
-----------------------------------------------------------------------------------------------------------------------------------
                                                                             Three Months Ended March 31, 2007
                                                        ---------------------------------------------------------------------------
(In Millions of Dollars)                                  Guarantor           KEDLI          Other Subsidiaries       Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net Cash (Used in) Provided by Operating Activities        $ (23.5)          $ 110.2                $ 262.5                $ 349.2
                                                        ---------------------------------------------------------------------------
Investing Activities
   Construction expenditures                                     -             (19.4)                 (88.0)                (107.4)
   Cost of removal                                               -              (1.4)                 (10.8)                 (12.2)
   Derivative margin calls                                       -              14.1                   27.5                   41.6
   Return of investment                                          -                 -                    7.6                    7.6
                                                        ---------------------------------------------------------------------------
Net Cash (Used in) Investing Activities                          -              (6.7)                 (63.7)                 (70.4)
                                                        ---------------------------------------------------------------------------
Financing Activities
   Treasury stock issued                                       5.7                 -                      -                    5.7
   Payment of debt, net                                      (85.0)                -                   (0.6)                 (85.6)
   Common stock dividends paid                               (83.3)                -                      -                  (83.3)
   Intercompany dividend payments                              2.0                 -                   (2.0)                     -
   Net intercompany accounts                                 104.9               1.3                 (106.2)                     -
                                                                                                                                 -
                                                        ---------------------------------------------------------------------------
Net Cash (Used in) Provided by Financing Activities          (55.7)              1.3                 (108.8)                (163.2)
                                                        ---------------------------------------------------------------------------
Net (Decrease) Increase in Cash and Cash Equivalents       $ (79.2)          $ 104.8                $  90.0                $ 115.6
Cash and Cash Equivalents at Beginning of Period             140.5              34.7                   35.7                  210.9
                                                        ---------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                 $  61.3           $ 139.5                $ 125.7                $ 326.5
                                                        ===========================================================================
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Statement of Cash Flows
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 Three Months Ended March 31, 2006
                                                         --------------------------------------------------------------------------
(In Millions of Dollars)                                       Guarantor           KEDLI        Other Subsidiaries    Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net Cash Provided by Operating Activities                       $  32.7           $ 142.1               $ 369.1            $ 543.9
                                                         --------------------------------------------------------------------------
Investing Activities
   Construction expenditures                                          -             (20.8)               (101.4)            (122.2)
   Cost of removal                                                    -              (0.6)                 (6.1)              (6.7)
                                                         --------------------------------------------------------------------------
Net Cash (Used in) Investing Activities                               -             (21.4)               (107.5)            (128.9)
                                                         --------------------------------------------------------------------------
Financing Activities
   Treasury stock issued                                           15.5                 -                     -               15.5
   Payment of debt, net                                          (160.8)                -                     -             (160.8)
   Common stock dividends paid                                    (81.1)                -                     -              (81.1)
   Net intercompany accounts                                      390.3            (120.6)               (269.7)                 -
                                                                                                                                 -
                                                         --------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities               163.9            (120.6)               (269.7)            (226.4)
                                                         --------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents            $ 196.6           $   0.1               $  (8.1)           $ 188.6
Cash and Cash Equivalents at Beginning of Period                   79.6               3.5                  41.4              124.5
                                                         --------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                      $ 276.2           $   3.6               $  33.3            $ 313.1
                                                         ==========================================================================
-----------------------------------------------------------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Review of Results
------------------------------

The following is a summary of transactions affecting comparative earnings for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. Capitalized terms used in the following discussion, but not otherwise defined, have the same meaning as when used in the Notes to the Consolidated Financial Statements included under Item 1. References to "KeySpan," "we," "us," and "our" mean KeySpan Corporation, together with its consolidated subsidiaries.

Operating income by segment, as well as consolidated earnings for common stock is set forth in the following table for the periods indicated.

-----------------------------------------------------------------------------
(In Millions of Dollars, Except per Share)
-----------------------------------------------------------------------------

Quarter Ended March 31,                              2007              2006
-----------------------------------------------------------------------------
Gas Distribution                                 $  402.5            $ 336.4
Electric Services                                    (1.5)              65.0
Energy Services                                       1.4               (0.4)
Energy Investments                                    5.1                3.0
Eliminations and other                               (8.0)             (14.9)
-----------------------------------------------------------------------------
Operating Income                                    399.5              389.1
-----------------------------------------------------------------------------
Other income and (deductions)
     Interest charges                               (61.6)             (66.2)
     Other income and (deductions)                    8.2               11.4
-----------------------------------------------------------------------------
                                                    (53.4)             (54.8)
-----------------------------------------------------------------------------
Income taxes                                        132.7              126.3
-----------------------------------------------------------------------------
Earnings for Common Stock                         $ 213.4            $ 208.0
-----------------------------------------------------------------------------

Basic Earnings per Share                          $  1.22            $  1.19
-----------------------------------------------------------------------------

KeySpan's earnings for common stock for the three months ended March 31, 2007 were $213.4 million, or $1.22 per share, compared to $208.0 million or $1.19 per share realized during the three months ended March 31, 2006, an increase of $5.4 million, or $0.03 per share.

As indicated in the above table, operating income increased $10.4 million, or 3% for the quarter ended March 31, 2007, compared to the corresponding quarter last year. The Gas Distribution segment realized an increase in operating income of $66.1 million, which was effectively offset by a decrease in operating income associated with KeySpan's electric operations of $66.5 million. Operating income from the Gas Distribution segment benefited from the comparatively colder weather during the first quarter of 2007 compared to the first quarter of 2006, as well as from load growth additions which, combined, resulted in an increase to net gas revenues. The Electric Services segment results were adversely impacted by a decrease in electric revenues from KeySpan's merchant electric generating facilities. Further, during the first quarter of 2007, this segment also realized an expected seasonal loss on a fixed for floating unforced capacity financial swap which is reflected in the operating results of this segment.

Operating income for the first quarter of 2007 from KeySpan's two other operating segments - Energy Services and Energy Investments - increased $1.8 million and $2.1 million, respectively, compared to the first quarter of 2006. The increase in operating income from the Energy Services segment reflects lower administrative and general expenses, as well as higher bandwidth sales associated with KeySpan's fiber optic subsidiary, while the increase in operating income from the Energy Investments segment was due to higher revenues related to KeySpan's Liquefied Natural Gas ("LNG") transportation subsidiary.

The operating income variation reflected in "elimination and other" is due primarily to a decrease in costs residing at KeySpan's holding company level such as corporate advertising expenses, sponsorship fees and certain employee benefit costs that are not allocated to KeySpan's operating segments. (See the discussion under the caption "Review of Operating Segments" for further details on each segment.)

Other income and (deductions) reflects interest charges and other miscellaneous items. For the three months ended March 31, 2007, other income and (deductions) reflects a net expense of $53.4 million compared to a net expense of $54.8 million for the three months ended March 31, 2006. The favorable variation in other income and (deductions) of $1.4 million reflects a decrease in interest charges of $4.6 million year-over-year. Comparative interest expense reflects the benefit from lower commercial paper borrowings and regulatory carrying charges in the first quarter of 2007, partially offset by the adverse impact from a higher level of outstanding long-term debt. During the first quarter of 2007, KeySpan had no outstanding commercial paper borrowings compared to approximately $500 million in outstanding borrowings during the first quarter of 2006. Long-term debt at March 31, 2007, however, was $486 million higher than last year reflecting the November 2006 issuance of $500 million Senior Unsecured Notes. The benefit to earnings from the lower interest charges was partially offset by a decrease in income on certain investments.

Income tax expense for the first quarter of 2007 and 2006 generally reflects the level of pre-tax income.

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

The table below highlights certain significant financial data and operating statistics for the Gas Distribution segment for the periods indicated.

----------------------------------------------------------------------------------------------
                                                                Three Months Ended March 31,
(In Millions of Dollars)                                     2007                      2006
----------------------------------------------------------------------------------------------
Revenues                                                 $ 2,415.5                  $ 2,180.1
Cost of gas                                                1,673.6                    1,512.6
Revenue taxes                                                 28.9                       26.2
----------------------------------------------------------------------------------------------
Net Revenues                                                 713.0                      641.3
----------------------------------------------------------------------------------------------
Operating Expenses
   Operations and maintenance                                191.2                      190.4
   Depreciation and amortization                              79.8                       75.9
   Operating taxes                                            39.5                       38.6
----------------------------------------------------------------------------------------------
Total Operating Expenses                                     310.5                      304.9
----------------------------------------------------------------------------------------------
Operating Income                                         $   402.5                  $   336.4
----------------------------------------------------------------------------------------------
Firm gas sales and transportation (MDTH)                   150,030                    126,904
Transportation - Electric Generation (MDTH)                  5,209                      6,471
Other Sales (MDTH)                                          48,557                     52,332
Warmer (Colder) than Normal - New York                        2.8%                      13.0%
Warmer (Colder) than Normal - New England                     3.0%                       7.7%
----------------------------------------------------------------------------------------------

     A MDTH is 10,000 therms (British Thermal Units) and reflects the heating content of approximately one million cubic feet of gas. A therm reflects the heating content of approximately 100 cubic feet of gas.One billion cubic feet (BCF) of gas equals approximately 1,000 MDTH.

Executive Summary

Operating income increased $66.1 million for the three months ended March 31, 2007 compared to the same quarter last year, due to an increase in net gas revenues (revenues less the cost of gas and associated revenue taxes) of $71.7 million, primarily resulting from the comparatively colder weather during the first quarter of 2007 compared to the first quarter of 2006 and load growth additions. Operating expenses increased $5.6 million due to higher regulatory amortization charges and repair and maintenance costs.

Net Revenues

Net gas revenues from our gas distribution operations increased $71.7 million, or 11%, in the first quarter of 2007 compared to the same quarter of 2006. Both the New York and New England based gas distribution operations benefited from the significantly colder weather experienced throughout the northeastern United States during the first quarter of 2007 compared to the first quarter of 2006 and from load growth additions. As measured in heating degree days, weather during the first quarter of 2007 in all of our service territories was approximately 3% colder than normal and approximately 15% and 11% colder than last year in our New York and New England service territories, respectively.

Net revenues from firm gas customers (residential, commercial and industrial customers) increased $56.5 million in the first quarter of 2007 compared to the same quarter last year. The combination of an increase in usage per customer due to the comparatively colder weather, as well as load growth additions from oil-to-gas conversions, primarily for space heating purposes and new construction in 2006, resulted in a beneficial impact to net gas revenues of $47.5 million, net of the weather normalization adjustments and weather derivatives discussed below. (Approximately 16% of this increase is from load growth.)

Also included in net gas revenues is the recovery of property taxes that added $3.3 million to net revenues during the first quarter of 2007. These revenues, however, do not impact net income since the taxes they are designed to recover are expensed as amortization charges on the Consolidated Statement of Income. Additionally, we have a management contract with Merrill Lynch Trading under which KeySpan and Merrill Lynch Trading share the responsibilities for managing KeySpan's upstream gas contracted assets associated with its Massachusetts gas distribution subsidiaries. KeySpan, Merrill Lynch Trading and KeySpan's Massachusetts gas sales customers share in the profits generated from the optimization of these assets. For the three months ended March 31, 2007, KeySpan recognized a $5.7 million profit on this contract, after sharing with Merrill Lynch Trading and KeySpan's Massachusetts gas sales customers.

KEDNY and KEDLI  each  operate  under  utility  tariffs  that  contain a weather normalization adjustment that significantly offsets variations in firm net revenues due to fluctuations in weather. Since weather was colder than normal during the first quarter of 2007, KeySpan refunded $1.6 million to its firm gas heating sales customers during the quarter. The New England-based gas distribution subsidiaries do not have weather normalization adjustments. To mitigate the effect of fluctuations in normal weather patterns on KEDNE's results of operations and cash flows, weather derivatives were in place for the 2006/2007 winter heating season - November 2006 through March 2007. These financial derivatives afford KeySpan some protection against warmer than normal weather. Weather during the fourth quarter of 2006 was warmer than normal; accordingly KeySpan recorded a $9.1 million benefit to earnings in the fourth quarter of 2006 to reflect the accrual for the weather hedges. However, as noted, weather for the first quarter of 2007 was colder than normal in KeySpan's New England service territory. Therefore, for the entire winter heating season -November 2006 through March 2007 - weather was slightly colder than normal. As a result, in the first quarter of 2007 KeySpan reversed the $9.1 million accrual recorded in the fourth quarter of 2006. (See Note 4 to the Consolidated Financial Statements "Hedging and Derivative Financial Instruments" for further information.)

Firm gas distribution rates for KEDNY, KEDLI and KEDNE in 2007, other than for the recovery of gas costs, have remained substantially unchanged from rates charged in 2006.

In our large-volume heating and other interruptible (non-firm) markets, which include large apartment houses, government buildings and schools, gas service is provided under rates that are designed to compete with prices of alternative fuel, including No. 2 and No. 6 grade heating oil. These "dual-fuel" customers can consume either natural gas or fuel oil for heating purposes. Net revenues in these markets increased $15.2 million during the first quarter of 2007 compared to the same quarter last year reflecting higher pricing and higher sales quantities.

Firm Sales, Transportation and Other Quantities

Firm gas sales and transportation quantities for the quarter ended March 31, 2007, increased 18% compared to the same period in 2006 due primarily to the colder weather this year compared to last year and to customer additions and oil-to-gas conversions. Net revenues are not affected by customers opting to purchase their gas supply from other sources, since delivery rates charged to transportation customers generally are the same as delivery rates charged to full sales service customers. Transportation quantities related to electric generation reflect the transportation of gas to our electric generating facilities located on Long Island. Net revenues from these services are not material.

Other sales quantities include on-system interruptible quantities, off-system sales quantities (sales made to customers outside of our service territories) and related transportation. As mentioned previously, we have a management contract with Merrill Lynch Trading under which KeySpan and Merrill Lynch
Trading  share  the   responsibilities   for  managing  KeySpan's  upstream  gas
contracted assets associated with its Massachusetts gas distribution subsidiaries, as well as providing city-gate delivered supply. KeySpan, Merrill Lynch Trading and KeySpan's Massachusetts gas sales customers share in the profits generated from the optimization of these assets. KeySpan provides these services internally for its New York and New Hampshire gas distribution subsidiaries.

Purchased Gas for Resale

The increase in gas costs for the first quarter of 2007 compared to the first quarter of 2006 of $161.0 million, or 11%, reflects the increase in the quantity of gas purchased due to the comparatively colder first quarter weather. The price per dekatherm of gas purchased for firm gas sales customers remained relatively constant between years. The current gas rate structure of each of our gas distribution utilities includes a gas adjustment clause, pursuant to which variations between actual gas costs incurred for resale to firm sales customers and gas costs billed to firm sales customers are deferred and refunded to or collected from customers in a subsequent period.

Operating Expenses

Operating expenses during the first quarter of 2007 compared to the same quarter of 2006 increased $5.6 million, or 2%. Operations and maintenance expense increased slightly, $0.8 million, as higher repair and maintenance costs of $5.1 million were essentially offset by lower employee benefit costs, primarily postretirement expenses, of $4.3 million. These variations are, for the most part, timing in nature.

Depreciation and amortization charges increased $3.9 million due mostly to an increase of $3.3 million for the amortization of deferred property taxes. As noted previously, the amortization of these deferred taxes does not impact net income since we recovered a similar amount from our ratepayers in revenues.

Gas Supply and Pricing

KeySpan had adequate gas supply available to meet its gas load demand in its service territories for the 2006/2007 winter heating season as KeySpan's gas storage was 100% full at the start of the winter heating season. The current gas rate structure of each of our gas distribution utilities includes a gas adjustment clause, pursuant to which gas costs are recovered in billed sales to regulated firm gas sales customers. Although KeySpan is allowed to "pass through" the cost of gas to its customers, the volatility of natural gas prices can have an adverse impact on customers' gas bills and recovery of customer accounts receivable. High gas prices have led to an increase in customer conservation measures and attrition. The Massachusetts Department of Telecommunications and Energy ("MADTE") order, received in the fourth quarter of 2005, permitting Boston Gas Company regulatory recovery of the gas cost component of net bad debt write-offs has helped to mitigate any increase in bad debt expense.

With KeySpan's continuing strategy of having its storage facilities 100% full at the start of the heating season and through the use of financial derivatives, KeySpan effectively hedged the price of approximately two-thirds of the gas supply needed to serve its gas heating customers during the 2006/2007 winter heating season. This strategy mitigated the volatility of natural gas prices on customers' winter heating gas bills. Further, KeySpan has programs in place to help customers manage their gas bills, such as balanced billing plans, deferred payment arrangements and the low income home energy assistance program, the expansion of which we supported through the Energy Policy Act of 2005. Management believes that these measures help mitigate the impact of volatile gas prices on customers' bills.

Other Matters

We remain committed to our ongoing gas system expansion strategies. We believe that significant growth opportunities exist on Long Island and in our New England service territories, as well as continued growth in the New York service territory. We estimate that on Long Island approximately 37% of the residential and multi-family markets, and approximately 60% of the commercial market, currently use natural gas for space heating. Further, we estimate that in our New England service territories approximately 50% of the residential and multi-family markets, as well as approximately 60% of the commercial market, currently use natural gas for space heating purposes. We will continue to seek growth in all our market segments through the expansion of our gas distribution system for new construction and to penetrate existing communities where no distribution system exists, as well as through the conversion of residential homes from oil-to-gas for space heating purposes where natural gas is already in the home for other uses and the pursuit of opportunities to grow multi-family, industrial and commercial markets.

In order to serve the anticipated market requirements in our New York service territories, KeySpan and Spectra Energy Corporation each have a 50% ownership interest in Islander East Pipeline Company, LLC ("Islander East"). Once in service, the pipeline is expected to have the capacity to transport up to 260,000 DTH of natural gas to the Long Island and New York City energy markets, enough natural gas to heat 600,000 homes. In addition, KeySpan has a 26.25% interest in the Millennium Pipeline development project which is anticipated to transport up to 525,000 DTH of natural gas a day to a point of interconnection with the Algonquin pipeline in Ramapo, New York. KEDLI has executed a Precedent Agreement for 175,000 DTH of natural gas per day of transportation capacity from the Millennium Pipeline system, increasing to 200,000 DTH in the second year of the pipeline being in service. These pipeline projects will allow KeySpan to diversify the geographic sources of its gas supply. See the discussion under the caption "Energy Investments" for additional information regarding these pipeline projects.

Electric Services

The Electric Services segment primarily consists of subsidiaries that own, lease and operate oil and gas-fired electric generating plants in the Borough of Queens (including the "Ravenswood Generating Station" which comprises the
Ravenswood Facility and Ravenswood Expansion) and the counties of Nassau and Suffolk on Long Island. In addition, through long-term contracts of varying lengths, we (i) provide to the Long Island Power Authority ("LIPA") all operation, maintenance and construction services and significant administrative services relating to the Long Island electric transmission and distribution ("T&D") system pursuant to a Management Services Agreement (the "1998 MSA");
(ii) supply LIPA with electric generating capacity, energy conversion and ancillary services from our Long Island generating units pursuant to a Power Supply Agreement (the "1998 PSA"); and (iii) manage all aspects of the fuel supply for our Long Island generating facilities, as well as all aspects of the capacity and energy owned by or under contract to LIPA pursuant to an Energy Management Agreement (the "1998 EMA"). The 1998 MSA, 1998 PSA and 1998 EMA all became effective on May 28, 1998, and are collectively referred to herein as the "1998 LIPA Agreements."

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

On March 23, 2007, KeySpan, National Grid plc and LIPA announced that the parties reached an agreement in principle pursuant to which LIPA agreed to waive its contractual right to terminate the 1998 LIPA Agreements and the 2006 LIPA Agreements upon consummation of the Merger between KeySpan and National Grid plc, in exchange for enhancements to certain of the 2006 LIPA Agreements and certain other considerations. The amended and enhanced agreements become effective upon completion of the Merger between KeySpan and National Grid plc and are subject to approval by the LIPA Board of Trustees, the New York State Attorney General and the New York State Comptroller.

Selected financial data for the Electric Services segment is set forth in the table below for the periods indicated.

-------------------------------------------------------------------------------
                                                 Three Months Ended March 31,
(In Millions of Dollars)                       2007                      2006
-------------------------------------------------------------------------------
Revenues                                  $    398.2                $    424.8
Purchased fuel                                 132.3                     130.0
-------------------------------------------------------------------------------
Net Revenues from Operations                   265.9                     294.8
Derivative Financial Instrument                 (9.9)                        -
-------------------------------------------------------------------------------
Net Electric Revenues                          256.0                     294.8
-------------------------------------------------------------------------------
Operating Expenses
   Operations and maintenance                  185.3                     155.3
   Depreciation                                 25.1                      27.1
   Operating taxes                              47.1                      47.4
-------------------------------------------------------------------------------
Total Operating Expenses                       257.5                     229.8
-------------------------------------------------------------------------------
Operating Income                          $     (1.5)               $     65.0
-------------------------------------------------------------------------------
Electric sales (MWH)*                        878,309                   806,677
Capacity(MW)*                                  2,450                     2,450
Cooling degree days                              N/A                       N/A
-------------------------------------------------------------------------------

*Reflects the operations of the Ravenswood Generating Station only.

Executive Summary

Operating income decreased $66.5 million for the three months ended March 31, 2007, compared to the same quarter last year, due, in part, to a decrease in net revenues from the Ravenswood Generating Station of $53.8 million primarily resulting from the comparative impact associated with derivative financial instruments. Although KeySpan's hedging strategies during the first quarter of 2007 were consistent with past KeySpan policy to hedge the cash flow variability associated with a portion of forecasted fuel purchases and electric energy sales associated with the Ravenswood Generating Station, the results from these strategies were significantly lower year-over-year. Further, during the quarter, the Electric Services segment realized an expected seasonal loss of $9.9 million on a fixed for floating unforced capacity financial swap.

Net Revenues

Total electric net revenues realized during the first quarter of 2007 were $38.8 million, or 13%, lower than such revenues realized during the corresponding quarter last year.

Net revenues from the Ravenswood Generating Station decreased $53.8 million for the three months ended March 31, 2007 compared to the same quarter last year mainly due to lower energy margins of $43.0 million. Further, capacity margins decreased $10.8 million as a result of additional capacity installed in New York City last year.

The decrease in energy margins associated with the Ravenswood Generating Station was due, in part, to the comparative impact of KeySpan's hedging activities. We employ derivative financial instruments to economically hedge the cash flow variability for a portion of forecasted purchases of natural gas and fuel oil consumed at the Ravenswood Generating Station, as well as for a portion of forecasted electric energy sales. For the first three months of 2007, KeySpan's hedging strategies, which are reflected in net electric revenues, resulted in a gain of $7.6 million compared to hedging gains of $55.6 million realized during the same period last year, resulting in a net comparative reduction in operating income of $48.0 million. Due to the dual-fuel capability of the Ravenswood Generating Station and the impact that the two hurricanes in the summer of 2005 in the Gulf Coast of the United States had on oil and gas prices, KeySpan was able to "lock-in" very favorable fuel pricing and resultant electric energy margins during the later part of 2005 for the first quarter of 2006.

Offsetting, to some extent, the adverse impact of the comparative hedging results, was an increase in physical "spark-spreads" (the selling price of electricity less the cost of fuel, exclusive of hedging gains or losses), which resulted in a benefit of $5.0 million to energy margins for the first quarter 2007 compared to the same quarter of 2006. (See Note 4 to the Consolidated Financial Statements "Hedging and Derivative Financial Instruments" for further information on KeySpan's hedging strategy.)

The rules and regulations for capacity, energy sales and the sale of certain ancillary services to the New York Independent System Operator ("NYISO") energy markets continue to evolve and there are several matters pending with the Federal Energy Regulatory Commission ("FERC"). See the discussion under the caption "Market and Credit Risk Management Activities" for further details on these matters.

KeySpan has an International SWAP Dealers Association Master Agreement for a fixed for floating unforced capacity financial swap with Morgan Stanley Capital Group Inc. ("Swap Agreement"). This agreement has a three year term that began on May 1, 2006. For the first quarter of 2007, KeySpan realized an expected seasonal loss of $9.9 million from this derivative financial instrument.

Net revenues for the first quarter of 2007 from the service agreements with LIPA, including the power purchase agreements associated with two electric peaking facilities, increased $24.9 million compared to the same quarter of 2006. The increase is due, for the most part, to recovery of operations and maintenance charges billed to LIPA of approximately $19.5 million. These recoveries had no impact on operating income since actual expenses increased by a like amount. Therefore, only approximately $5.4 million of the increase in net revenues resulted in a benefit to operating income. This increase in net revenues from the LIPA service agreements was driven by higher capacity revenues, which are predominately timing in nature, as well as higher off-system electric energy sales and emission credit sales. (For a description of the LIPA Agreements and power purchase agreements, see KeySpan's 2006 Annual Report on Form 10-K for the year ended December 31, 2006 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Electric Services - Revenue Mechanisms.")

Revenues associated with KeySpan's electric marketing activities during the first quarter of 2007 have remained consistent with such revenues realized during the same quarter of 2006.

Operating Expenses

For the three months ended March 31, 2007, operating expenses increased $27.7 million compared to the same quarter of 2006. Operations and maintenance expenses increased $30.0 million reflecting, in part, a $19.5 million increase in costs recovered from LIPA. As noted previously, this increase had no impact on operating income since revenues increased by a similar amount. Therefore, the operations and maintenance expenses that actually impacted operating income increased approximately $10.5 million. These expenses reflect an increase in overhaul costs and non-outage maintenance work performed on the Ravenswood Generating Station and our Long Island based electric generating units, as well as to the timing of maintenance work on LIPA's transmission and distribution system.

Depreciation expense and operating taxes decreased $2.3 million in the first quarter of 2007 compared to the same quarter of 2006. The decrease reflects costs primarily associated with KeySpan's Long Island based electric generating units that are fully recoverable from LIPA.

Other Matters

In 2003,  the New  York  State  Board  on  Electric  Generation  Siting  and the
Environment issued an opinion and order which granted a certificate of environmental capability and public need for a 250 MW combined cycle electric generating facility in Melville, Long Island, which is final and non-appealable. Also in 2003, LIPA issued a Request for Proposal ("RFP") seeking bids from developers to either build and operate a Long Island generating facility, and/or a new cable that will link Long Island to power from a non-Long Island source of between 250 to 600 MW of electricity by no later than the summer of 2007.
KeySpan filed a proposal in response to LIPA's RFP. In 2004, LIPA selected proposals submitted by two other bidders in response to the RFP. KeySpan remains committed to the Melville project and the benefits to Long Island's energy future that this project would supply. The project has received New York State
Article X approval by having met all operational and environmental permitting requirements. Further, the project is strategically located in close proximity to both the high voltage power transmission grid and the high pressure gas distribution network. In addition, given the intense public pressure to reduce emissions from existing generating facilities, development of the Melville project is possible as a means to "virtually re-power" older, less efficient generating units. Specifically, KeySpan believes that it would be able to reduce emissions on Long Island in a cost effective manner by developing the Melville project and retiring an older, less efficient generating facility. Additionally, in August 2006, the NYISO included the Melville project in its Reliability Report as one of the market solutions to help address the long-term reliability of New York State's electric grid. At March 31, 2007, total capitalized costs associated with the siting, permitting and procurement of equipment for the Melville facility were $64.2 million.

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

The table below highlights selected financial information associated with the Energy Services segment.



---------------------------------------------------------------------------
                                             Three Months Ended March 31,
(In Millions of Dollars)                  2007                       2006
---------------------------------------------------------------------------
Revenues                                 $ 54.7                     $ 50.9
Operating expenses                         53.3                       51.3
---------------------------------------------------------------------------
Operating Income (Loss)                  $  1.4                     $ (0.4)
---------------------------------------------------------------------------

The Energy Services segment posted an operating profit of $1.4 million for the three months ended March 31, 2007, compared to an operating loss of $0.4 million incurred during the three months ended March 31, 2006. The improved performance reflects favorable earnings under a long-term energy service and energy supply contract. KeySpan's fiber optic operations realized a benefit to operating income from an increase in bandwidth sales and the successful completion of certain projects. Finally, general and administrative expenses were lower in 2007 compared to 2006 as a result of the implementation of cost containment measures.

Energy Investments

The Energy Investments segment consists of our gas production and development investments, as well as certain other domestic energy-related investments. KeySpan's gas production and development activities include its wholly-owned subsidiaries Seneca Upshur Petroleum, Inc. ("Seneca-Upshur") and KeySpan Exploration and Production, LLC ("KeySpan Exploration"). Seneca-Upshur is engaged in gas production and development activities primarily in West Virginia. KeySpan Exploration is involved in a joint venture with Merit Energy Corporation, an independent oil and gas producer.

This segment is also engaged in pipeline development activities. KeySpan and Spectra Energy Corporation each own a 50% interest in Islander East. Islander East was created to pursue the authorization and construction of an interstate pipeline from Connecticut, across Long Island Sound, to a terminus near Shoreham, Long Island. Further, KeySpan has a 26.25% interest in the Millennium Pipeline Company LLC, the developer of the Millennium pipeline project which is expected to have the capacity to transport up to 525,000 DTH of natural gas a day from Corning, New York to Ramapo, New York, where it will connect to an existing pipeline. Additionally, subsidiaries in this segment hold a 20% equity interest in the Iroquois Gas Transmission System LP, a pipeline that transports Canadian gas supply to markets in the northeastern United States. These investments are accounted for under the equity method of accounting. Accordingly, equity income from these investments is reflected as a component of operating income in the Consolidated Statement of Income.

KeySpan also owns a 600,000 barrel liquefied natural gas ("LNG") storage and receiving facility in Providence, Rhode Island, through its wholly owned subsidiary KeySpan LNG, the operations of which are fully consolidated.

Selected financial data for these energy-related investments is set forth in the following table for the periods indicated.

------------------------------------------------------------------------------
                                                Three Months Ended March 31,
(In Millions of Dollars)                      2007                       2006
------------------------------------------------------------------------------
Revenues                                    $ 11.3                      $ 9.1
Less: Operation and maintenance expense        6.3                        6.6
          Other operating expenses             3.6                        3.1
Add:  Equity earnings                          3.7                        3.4
          Gain on sale of property               -                        0.2
------------------------------------------------------------------------------
Operating Income                            $  5.1                      $ 3.0
------------------------------------------------------------------------------

As indicated in the above table, operating income for the Energy Investments segment increased $2.1 million in the first quarter of 2007 compared to the corresponding quarter of 2006 due, mainly, to an increase in operating income from a KeySpan subsidiary engaged in the transportation of liquefied natural gas.

Other Matters

In order to serve the anticipated market requirements in our New York service territories, KeySpan and Spectra Energy Corporation each have a 50% ownership interest in Islander East Pipeline Company, LLC ("Islander East"). Islander East was created to pursue the authorization and construction of an interstate pipeline from Connecticut, across Long Island Sound, to a terminus near Shoreham, Long Island. Applications for all necessary regulatory authorizations were filed in 2000 and 2001. Islander East has received a final certificate from the FERC and all necessary permits from the State of New York. The State of Connecticut denied Islander East's request for a consistency determination under the Coastal Zone Management Act ("CZMA") and application for a permit under
Section 401 of the Clean Water Act. Islander East appealed the State of Connecticut's determination on the CZMA issue to the United States Department of Commerce which overrode Connecticut's denial and granted the CZMA authorization. The determination of the Secretary of Commerce was appealed to the United States District Court for the District of Columbia by the State of Connecticut and a decision from that court is pending. Following an appeal filed by Islander East, the Second Circuit Court of Appeals ruled on October 5, 2006 that, among other things, the Connecticut Department of Environmental Protection ("CTDEP") acted arbitrarily and capriciously in denying the Clean Water Act permit. The Court remanded the matter to CTDEP to either provide sufficient evidence to support the denial or otherwise take any action necessary in furtherance of the development of the project. In December 2006, the CTDEP issued an order again denying the Clean Water Act permit. Islander East filed a motion for review with the Second Circuit Court of Appeals. Oral argument was conducted on April 10, 2007. Subject to obtaining final permits and financing, Islander East anticipates that this pipeline will be in service in late 2008. As of March 31, 2007, KeySpan's total capitalized costs associated with the siting and permitting of the Islander East pipeline were approximately $31.1 million.


As noted, KeySpan also owns a 26.25% ownership interest in the Millennium Pipeline Company LLC, the developer of the Millennium Pipeline project. The other partners in the Millennium Pipeline are Columbia Gas Transmission Corp. ("Columbia Transmission"), a unit of NiSource Incorporated and DTE Energy Company. The Millennium Pipeline project is anticipated to have the capacity to transport up to 525,000 DTH of natural gas a day from Corning to Ramapo, New York, interconnecting with the pipeline systems of various other utilities in New York. The project received a FERC certificate to construct, acquire and operate the facilities in 2002, subject to certain conditions. On August 1, 2005, the project filed an application to amend the FERC certificate requesting, among other things, authority to phase in over time the construction of the proposed pipeline system, approval of a reduction in capacity and maximum allowable operating pressure, minor route modifications, the addition of certain facilities and the acquisition of certain facilities from Columbia Transmission. In December 2006, the FERC issued an order granting the amended certificate. Additionally, Consolidated Edison, KEDLI and Columbia Transmission have each entered into amended precedent agreements to purchase capacity on the pipeline. KEDLI has agreed to purchase 175,000 DTH per day from the Millennium Pipeline system, increasing to 200,000 DTH in the second year of the pipeline being in service. This will provide KEDLI with new, competitively priced supplies of natural gas from Canada and other North American supply basins. The conditions in the precedent agreements are subject to, among other things, the receipt of necessary regulatory approvals and financing. Millennium is in the process of securing all remaining environmental permits, financing and the finalization of certain agreements prior to actual construction. Subject to the receipt of remaining permits and financing, Millennium expects that the first phase of the project will be in service by November 2008. As of March 31, 2007, KeySpan's investment in the Millennium Pipeline project was $19.5 million

In 2005, KeySpan LNG entered into a precedent agreement with BG LNG Services, a subsidiary of British Gas, to provide liquefied natural gas terminalling service. KeySpan LNG proposed to upgrade the liquefied natural gas facility to accept marine deliveries and to triple vaporization (or regasification) capacity to provide these services. In June 2005, the FERC denied KeySpan LNG's application to expand the facility citing concerns that the proposed upgraded facility would not meet current federal new construction and safety standards. KeySpan sought a rehearing with FERC, and on January 20, 2006, the FERC denied such request, although the order provided that KeySpan LNG could file an amendment to its original application addressing a revised expansion project which would differ substantially from that originally proposed by KeySpan. Any amended application would need to include a detailed analysis of the new project scope, including upgrades to the existing facilities and alternative plans for any service disruptions that may be necessary during construction of a new expanded project. KeySpan has filed a petition for judicial review of the FERC order with the United States Circuit Court for the District of Columbia. The Court is expected to issue a decision affirming or vacating the FERC orders by the third or fourth quarter of 2007.

In addition to the proceeding at FERC, KeySpan LNG also is involved in seeking other required regulatory approvals and the resolution of certain litigation regarding such approvals. In February 2005, KeySpan LNG filed an action in Federal District Court in Rhode Island seeking a declaratory judgment that it is not required to obtain a "Category B Assent" from the State of Rhode Island and an injunction preventing the Rhode Island Coastal Resources Management Council ("CRMC") from enforcing the Category B assent requirements. In April 2005, the Rhode Island Attorney General also filed on behalf of the state a complaint against KeySpan LNG in Rhode Island State Superior Court raising substantially the same issues as the federal court action. KeySpan LNG removed that action to federal court and moved for summary judgment. The Court stayed the litigation pending resolution of the FERC appeal process discussed above. An unfavorable outcome to the FERC litigation would mean that KeySpan would be unable to construct the proposed upgrade. Similarly, if the FERC litigation is resolved favorably but the Rhode Island litigation is not, KeySpan could be required to obtain a permit under Rhode Island State law. If the Rhode Island State law permit were denied, an appeal would lie only to Rhode Island State court. Accordingly, an unfavorable outcome to the Rhode Island litigation could similarly have a material impact on KeySpan's ability to proceed with the proposed upgrade.

Pursuant to a letter agreement with BG LNG Services extending the term of the current precedent agreement referenced above, BG LNG Services elected to reimburse KeySpan LNG $7.6 million for a portion of its development costs. If the project is placed into service, BG LNG Services may elect to have this contribution count as a contribution reducing BG LNG Services cost of service for the Project or return to BG LNG Services in full on the service commencement date, in which case such costs will be included in the cost of service under the service agreement. As of March 31, 2007, our investment in this project was $11.2 million.

Allocated Costs

We are subject to the jurisdiction of the FERC under Public Utility Holding Company Act of 2005 ("PUHCA 2005"). As part of the regulatory provisions of PUHCA 2005, the FERC regulates various transactions among affiliates within a holding company system. In accordance with regulations under PUHCA 2005 and regulations and policies of the New York State Public Service Commission, the Massachusetts Department of Telecommunications and Energy and the New Hampshire Public Utility Commission, we established service companies that provide: (i) traditional corporate and administrative services; (ii) gas and electric transmission and distribution system planning, marketing, and gas supply planning and procurement; and (iii) engineering and surveying services to subsidiaries. The operating income variation as reflected in "elimination and other" is due primarily to costs residing at KeySpan's holding company level such as corporate advertising expenses, sponsorship fees and certain employee benefit costs that are not allocated to KeySpan's operating segments.

Liquidity

Cash flow from operations decreased $194.7 million in the first quarter of 2007 compared to the same quarter of 2006 primarily reflecting changes in working capital requirements. The variation in working capital requirements was primarily driven by receipt of customer payments during the first three months of 2006 associated with the 2005 fourth quarter winter heating season. Outstanding accounts receivable balances associated with KeySpan's gas distribution activities at December 31, 2005 were high due to strong gas sales in 2005 and unusually high natural gas prices. The collection of these accounts receivables generated significant cash flow in 2006.

At March 31, 2007, we had cash and temporary cash investments of $326.5 million. During the first quarter of 2007, we repaid $85.0 million of commercial paper and, at March 31, 2007, Keyspan had no commercial paper outstanding. We had the ability to borrow up to an additional $1.5 billion at March 31, 2007, under the terms of our credit facility.

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

The facilities contain certain affirmative and negative operating covenants, including restrictions on KeySpan's ability to mortgage, pledge, encumber or otherwise subject its utility property to any lien, as well as certain financial covenants that require us to, among other things, maintain a consolidated indebtedness to consolidated capitalization ratio of no more than 65% as of the last day of any fiscal quarter. Violation of these covenants could result in the termination of the facilities and the required repayment of amounts borrowed thereunder, as well as possible cross defaults under other debt agreements. At March 31, 2007, KeySpan's consolidated indebtedness was 48.6% of its consolidated capitalization and KeySpan was in compliance with all covenants.

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

Capital Expenditures and Financing

Construction Expenditures

The table below sets forth our construction expenditures by operating segment for the periods indicated:

----------------------------------------------------------------------------
                                             Three Months Ended March 31,
(In Millions of Dollars)                  2007                         2006
----------------------------------------------------------------------------
Gas Distribution                       $  83.9                       $ 85.8
Electric Services                         18.5                         28.9
Energy Investments                         3.8                          5.4
Energy Services and other                  1.2                          2.1
----------------------------------------------------------------------------
                                       $ 107.4                      $ 122.2
----------------------------------------------------------------------------

Construction expenditures related to the Gas Distribution segment are primarily for the renewal, replacement and expansion of the distribution system. Construction expenditures for the Electric Services segment reflect costs to maintain our generating facilities. The decrease in capital expenditures for the three months ended March 31, 2007 compared to the same period last year of $14.8 million reflects a decrease in the Electric Services segment which, at this point in time, is mainly due to the timing. KeySpan anticipates incurring approximately the same amount of construction expenditures in 2007 as it incurred in 2006.

Financing

KeySpan did not engage in any financing activities in the first quarter of 2007, other than commercial paper repayments as noted earlier. At this point in time, KeySpan does not anticipate engaging in any financing activities for the remainder of the year.

The following table represents the ratings of our long-term debt at March 31, 2007. In 2004 Standard & Poor's reaffirmed its ratings on KeySpan's and its subsidiaries' long-term debt. Further in 2005, Fitch Ratings revised its ratings on KeySpan's and its subsidiaries' long-term debt to positive outlook. Moody's Investor Services, however, continues to maintain its negative outlook ratings on KeySpan's and its subsidiaries' long-term debt.

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


Off-Balance Sheet Arrangements

Guarantees

KeySpan had a number of financial guarantees with its subsidiaries at March 31, 2007. KeySpan has fully and unconditionally guaranteed: (i) $525 million of medium-term notes issued by KEDLI; (ii) the obligations of KeySpan Ravenswood, LLC, which is the lessee under the $425 million Master Lease associated with the Ravenswood Facility and the lessee under the $385 million sale/leaseback transaction for the Ravenswood Expansion including future decommission costs of $19 million; and (iii) the payment obligations of our subsidiaries related to $128 million of tax-exempt bonds issued through the Nassau County and Suffolk County Industrial Development Authorities for the construction of two electric-generation peaking facilities on Long Island. The medium-term notes, the Master Lease and the tax-exempt bonds are reflected on the Consolidated Balance Sheet; the sale/leaseback obligation is not recorded on the Consolidated Balance Sheet. Further, KeySpan has guaranteed: (i) up to $70.2 million of surety bonds associated with certain construction projects currently being performed by former subsidiaries; (ii) certain supply contracts, margin accounts and purchase orders for certain subsidiaries in an aggregate amount of $52.7 million; and (iii) $76.6 million of subsidiary letters of credit. These guarantees are not recorded on the Consolidated Balance Sheet. KeySpan's guarantees on certain performance bonds relating to current construction projects of the discontinued mechanical contracting companies will remain in place throughout the construction period for these projects. KeySpan has received an indemnity bond issued by a third party to offset potential exposure related to a significant portion of the continuing guarantee. At this time, we have no reason to believe that our subsidiaries or former subsidiaries will default on their current obligations. However, we cannot predict when or if any defaults may take place or the impact such defaults may have on our consolidated results of operations, financial condition or cash flows. (See Note 6 to the Consolidated Financial Statements, "Financial Guarantees and Contingencies" for additional information regarding KeySpan's guarantees.)

Contractual Obligations

KeySpan has certain contractual obligations related to its outstanding long-term debt, outstanding credit facility borrowings, outstanding commercial paper borrowings (when applicable), operating and capital leases, and demand charges associated with certain commodity purchases. These obligations have remained substantially unchanged since December 31, 2006. (For additional details regarding these obligations see KeySpan's Annual Report on Form 10-K for the year ended December 31, 2006, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 6 "Long-Term Debt" and Note 7 "Contractual Obligations, Financial Guarantees and Contingencies" to those Consolidated Financial Statements.)

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

Below is a discussion of KeySpan's critical accounting policies and assumptions at March 31, 2007. For a more detailed discussion of these policies and assumptions see KeySpan's Annual Report on Form 10-K for the year ended December 31, 2006, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations "Discussion of Critical Accounting Policies and Assumptions."

Valuation of Goodwill

KeySpan records goodwill on purchase transactions, representing the excess of acquisition cost over the fair value of net assets acquired. In testing for goodwill impairment under Statement of Financial Accounting Standards ("SFAS") 142 "Goodwill and Other Intangible Assets," significant reliance is placed upon a number of estimates regarding future performance that require broad assumptions and significant judgment by management. A change in the fair value of our investments could cause a significant change in the carrying value of goodwill. The assumptions used to measure the fair value of our investments are the same as those used by us to prepare annual operating segment and consolidated earnings and cash flow forecasts. In addition, these assumptions are used to set annual budgetary guidelines. At March 31, 2007, KeySpan had $1.7 billion of recorded goodwill and has concluded that the fair value of the business units that have recorded goodwill exceed their carrying value.

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

As is further discussed under the caption "Regulation and Rate Matters," in October 2003 the MADTE rendered its decision on the Boston Gas Company base rate case and Performance Based Rate Plan proposal submitted to the MADTE in April 2003. The rate plans previously in effect for KEDNY and KEDLI have expired and the rates established in those plans remain in effect. EnergyNorth Natural Gas Inc.'s base rates continue as set by the NHPUC in 1993. The continued application of SFAS 71 to record the activities of these subsidiaries is contingent upon the actions of regulators with regard to future rate plans. As part of its application for approval of the KeySpan / National Grid plc Merger, KeySpan has filed proposed rate plans for KEDNY and KEDLI with the NYPSC. In addition, individual applications for a proposed annual increase in revenues for KEDNY and KEDLI were filed. The ultimate resolution of any future rate plans could have a significant impact on the application of SFAS 71 to these entities and, accordingly, on our financial position, results of operations and cash flows. However, management believes that currently available facts support the continued application of SFAS 71 and that all regulatory assets and liabilities are recoverable or refundable through the regulatory environment.

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

Historically, we have funded our qualified pension plans in excess of the amount required to satisfy minimum ERISA funding requirements. At March 31, 2007, we had a funding credit balance in excess of the ERISA minimum funding requirements. Although we have presently exceeded ERISA funding requirements, our pension plans, on an actuarial basis, are currently underfunded. Therefore, for 2007 KeySpan expects to contribute a total of $131 million to its funded and unfunded post-retirement plans. Future funding requirements are heavily dependent on actual return on plan assets and prevailing interest rates. (In addition to Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations in KeySpan's Annual Report on Form 10-K for the year ended December 31, 2006, see also Note 4 of those Consolidated Financial Statements, "Postretirement Benefits.")

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

Effective November 1, 2003, the MADTE approved a $25.9 million increase in base revenues for Boston Gas with an allowed return on equity of 10.2% reflecting an equal balance of debt and equity. On January 27, 2004, the MADTE issued its order on Boston Gas Company's Motion for Recalculation, Reconsideration and Clarification that granted an additional $1.1 million in base revenues, for a total of $27 million. The MADTE also approved a Performance Based Rate Plan (the "Plan") for up to ten years. On November 1, 2006, the MADTE approved a base rate increase of $8.7 million under the Plan. In addition, an increase of $3.7 million in the local distribution adjustment clause was approved to recover pension and other postretirement costs. The MADTE also approved a true-up mechanism for pension and other postretirement benefit costs under which variations between actual pension and other postretirement benefit costs and amounts used to establish rates are deferred and collected from or refunded to customers in subsequent periods. This true-up mechanism allows for carrying charges on deferred assets and liabilities at Boston Gas's weighted-average cost of capital.

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

For an additional discussion of our current gas distribution rate agreements, see KeySpan's Annual Report on Form 10-K for the year ended December 31, 2006,
Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations "Regulation and Rate Matters."

Electric Matters

KeySpan sells to LIPA all of the capacity and, to the extent requested, energy conversion services from our existing Long Island based oil and gas-fired generating plants. Sales of capacity and energy conversion services are made under rates approved by the FERC in accordance with the PSA entered into between KeySpan and LIPA in 1998. The original FERC approved rates, which had been in effect since May 1998, expired on December 31, 2003. On October 1, 2004 the FERC approved a settlement reached between KeySpan and LIPA to reset rates effective January 1, 2004. The settlement agreement reflects a cost of equity of 9.5%, as well as updated operating and maintenance expense levels and recovery of certain other costs as agreed to by the parties.

As noted earlier, on February 1, 2006, KeySpan and LIPA entered into (i) an amended and restated Management Services Agreement; (ii) a new Option and Purchase and Sale Agreement, to replace the Generation Purchase Rights Agreement as amended; and (iii) a Settlement Agreement resolving outstanding issues between the parties regarding the 1998 LIPA Agreements. (For a further discussion on the LIPA agreements see Note 10 to the Consolidated Financial Statements "2006 LIPA Settlement," as well as KeySpan's Annual Report on Form 10-K for the year ended December 31, 2006, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations "Electric Services - LIPA Agreements.")

The Public Utility Holding Company Act of 2005

Pursuant to PUHCA 2005, FERC has jurisdiction over certain of our holding company activities, including (i) regulating certain transactions among our affiliates within our holding company system; (ii) governing the issuance, acquisition and disposition of securities and assets by certain of our public utility subsidiaries; and (iii) approving certain utility mergers and acquisitions. The SEC's jurisdiction over KeySpan's activities is limited to the registration and issuance of our securities under the federal securities laws. Moreover, our affiliate transactions also remain subject to certain regulations of the NYPSC, MADTE and NHPUC, in addition to FERC.

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

We estimate that the remaining cost of our MGP related environmental cleanup activities, including costs associated with the Ravenswood Generating Station, will be approximately $351.8 million and we have recorded a related liability for such amount. We have also recorded an additional $9.2 million liability, representing the estimated environmental cleanup costs related to a former coal tar processing facility. As of March 31, 2007, we have expended a total of $236.7 million on environmental investigation and remediation activities. (See
Note 6 to the Consolidated Financial Statements, "Financial Guarantees and Contingencies.")

Market and Credit Risk Management Activities

Market Risk: KeySpan is exposed to market risk arising from potential changes in one or more market variables, such as energy commodity prices, interest rates, volumetric risk due to weather or other variables. Such risk includes any or all changes in value whether caused by commodity positions, asset ownership, business or contractual obligations, debt covenants, exposure concentration, currency, weather, and other factors regardless of accounting method. We manage our exposure to changes in market prices using various risk management techniques, including hedging through the use of derivative instruments, both exchange-traded and over-the-counter contracts, purchase of insurance and execution of other contractual arrangements.

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

Regulatory Issues and Competitive Environment: We are subject to various other risk exposures and uncertainties associated with our gas and electric operations. The most significant contingency involves the evolution of the gas distribution and electric industries towards more competitive and deregulated environments. The risks associated with KeySpan's gas distribution operations have not changed substantially since December 31, 2006. For additional information regarding these risks see KeySpan's Annual Report on Form 10-K for the year ended December 31, 2006, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations "Market and Credit Risk Management Activities." The following is an update to certain matters related to KeySpan's electric operations.

10-Minute Spinning and Non-Spinning Reserves
--------------------------------------------

Due to the volatility in the market clearing price of 10-minute spinning and non-spinning reserves during the first quarter of 2000, the NYISO requested that FERC approve a bid cap on such reserves, as well as require a refunding of so called alleged "excess payments" received by sellers, including the Ravenswood Facility. On May 31, 2000, FERC issued an order that granted approval of a $2.52 per MWh bid cap for 10-minute non-spinning reserves, plus payments for the opportunity cost of not making energy sales. The NYISO's other requests, such as a bid cap for spinning reserves, retroactive refunds, recalculation of reserve prices, were rejected.

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

On June 25, 2004, the NYISO submitted a motion to FERC seeking refunds as a result of the Decision. KeySpan and others submitted statements of opposition opposing the refunds. On March 4, 2005, FERC issued an order upholding its original decision not to order refunds. FERC also provided the further explanation requested by the Court as to why refunds were not being ordered. The NYISO and various New York Transmission Owners requested rehearing of FERC's latest order and on November 17, 2005, FERC denied those requests. The NYISO and various New York Transmission Owners appealed FERC's November 17, 2005 order to the United States Court of Appeals for the District of Columbia, which appeal is pending.

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

Accordingly, the NYPSC and Con Edison developed additional mitigation measures that would apply to certain in-City generation owned by KeySpan. These mitigation measures essentially proposed to reduce the capacity offer cap on bids by the Ravenswood Generating Station and certain other generation owners of capacity into the NYISO Spot Demand Curve Auction Market, from the current offer cap of $105/kW-year to $82/kW-year plus 3%.

FERC rejected the $82 In-City Capacity Mitigation Proposal filed by the NYISO. FERC found that the NYISO filing failed to meet the burden of proof required to support revisions to market rules. Nevertheless, on its own motion, FERC initiated a proceeding to investigate and consider the justness and reasonableness of the NYISO's in-City capacity market, including whether and how market rules should be revised to provide a fair level of compensation that will attract and retain needed infrastructure.

A refund effective date on or about May 15, 2007 was established, such that the rate, terms and conditions established in this proceeding could go into effect as of such date regardless of when this proceeding is completed. However, this proceeding and associated litigated hearings, are being held in abeyance to give the parties an opportunity to settle the issues with the assistance of a FERC administrative law judge ("ALJ") and FERC Staff. KeySpan's earnings for the quarter ended March 31, 2007, and for all prior periods, are not subject to refund under this proceeding.

At this time, we are unable to predict the outcome of this proceeding and what effect it will have on our financial condition, results of operations, and cash flows.

NYISO May 2006 In-City Capacity Market Error
--------------------------------------------

On December 1, 2006, the NYISO filed a complaint against SCS/Astoria Energy LLC ("Astoria"), an in-City electric generating unit, alleging that it did not follow the NYISO tariff rules related to the certification and sale of capacity in relation to its auctions for the sale of capacity to the NYISO market. As a result, a certain amount of capacity that was sold in the May 2006 auctions was determined by the NYISO to be ineligible. In its complaint, the NYISO proposes to impose a deficiency charge against Astoria for the improperly-certified capacity. The NYISO could then award additional capacity payments to another in-City supplier (including the Ravenswood Generating Station) because that supplier would have sold additional capacity if not for the Astoria discrepancy.

On March 15, 2007, FERC issued an order denying the NYISO's complaint against Astoria regarding Astoria's capacity certification prior to the May 2006 installed capacity auctions. Even though FERC denied the complaint, it found that Astoria did not supply its certified capacity in May 2006, and must therefore pay a deficiency charge for its capacity shortfall. The NYISO was directed to pay the affected suppliers for the capacity it supplied in May. On April 16, 2007, the Ravenswood Generating Station sought clarification and rehearing of the order. The NYISO also sought clarification and Astoria requested a rehearing. A decision by the FERC related to the rehearing and clarification requests is pending.

Summer 2002 Capacity under Procurement Complaint
------------------------------------------------

On January 12, 2007, the Court of Appeals for the District of Columbia Circuit ("Court") issued its decision related to a KeySpan complaint against the NYISO related to capacity procurement activities during the summer of 2002. KeySpan had complained to FERC that the NYISO violated its tariff and as a result received $23.3 million less than it would have if the NYISO had followed the tariff. The Court vacated rulings by the FERC that denied KeySpan's complaint. The Court determined that the NYISO did in fact violate its tariff but remanded two issues back to the FERC for further consideration. The two issues relate to whether FERC should grant KeySpan's requested relief for the tariff violation. The case is still pending at FERC and at this time, we are unable to predict the outcome of this proceeding and what effect it will have on KeySpan's results of operations, financial position and cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Commodity Derivative Instruments that are not Accounted for as Hedges: The Ravenswood Generating Station uses derivative physical and financial instruments to financially hedge the cash flow variability associated with the purchase of a portion of natural gas and oil that will be consumed during the generation of electricity. The Ravenswood Generating Station also financially hedges the cash flow variability associated with a portion of electric energy sales using OTC electricity swaps. KeySpan also has an International SWAP Dealers Association Master Agreement for a fixed for floating unforced capacity financial swap with Morgan Stanley Capital Group Inc.

The following tables set forth selected financial data associated with these derivative financial instruments noted above that were outstanding at March 31, 2007.

-----------------------------------------------------------------------------------------------------------------------------------
                                        Year of           Volumes                                                   Fair Value
    Type of Contract                    Maturity           mmcf        Fixed Price $       Current Price $       (In $ Millions)
-----------------------------------------------------------------------------------------------------------------------------------
            Gas
Swaps/Futures - Long Natural Gas            2007            6,490        6.84 - 9.82         7.89 - 11.21               1.3
                                            2008              680        9.08 - 9.82         8.55 - 15.55              (0.1)

OTC Swaps - Short Natural Gas               2007            1,826        5.86 - 9.98          7.73 - 9.16              (3.8)
                                            2008            1,637        6.77 - 6.85          8.26 - 10.49             (3.6)
                                            2009            1,334        7.60 - 10.90         7.90 - 9.77               0.3
                                                                                                                          -
-----------------------------------------------------------------------------------------------------------------------------------
                                                           11,967                                                      (5.9)
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
                                Year of          Volumes                                                        Fair Value
     Type of Contract           Maturity         Barrels        Fixed Price $      Current Price $            (In $ Millions)
-----------------------------------------------------------------------------------------------------------------------------
         Oil
Swaps - Long Fuel Oil              2007          183,160        48.30 - 67.60      51.80 - 58.39                        (0.3)
                                   2008           59,928                67.60      55.79 - 58.39                        (0.4)

-----------------------------------------------------------------------------------------------------------------------------
                                                 243,088                                                                (0.7)
-----------------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------
                            Year of                      Fixed Margin/                                    Fair Value
    Type of Contract        Maturity         MWh             Price $           Current Price $          (In $ Millions)
-----------------------------------------------------------------------------------------------------------------------
       Electricity
Swaps - Energy                 2007        670,036       58.25 - 131.25         58.25 - 125.75                    (5.2)
                               2008         35,536                70.10          62.50 - 88.50                     0.1

-----------------------------------------------------------------------------------------------------------------------
                                           705,572                                                                (5.1)
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------
                                                                    2007
Change in Fair Value of Derivative Instruments                (In $ Millions)
-----------------------------------------------------------------------------
Fair value of contracts at January 1,                                   (5.6)
Net (gains) on contracts realized                                       (6.0)
Decrease in fair value of all open contracts                            (0.1)
-----------------------------------------------------------------------------
Fair value of contracts outstanding at March 31,                       (11.7)
-----------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
(In Millions of Dollars)
-------------------------------------------------------------------------------------------------
                                        Fair Value of Contracts
-------------------------------------------------------------------------------------------------
                                           Mature Within                                  Total
Sources of Fair Value                        12 Months             Thereafter          Fair Value
-------------------------------------------------------------------------------------------------
Prices actively quoted                         $ (1.9)              $ (3.8)              $  (5.7)
Local published indicies                         (5.6)                (0.4)                 (6.0)
-------------------------------------------------------------------------------------------------
                                               $ (7.5)              $ (4.2)              $ (11.7)
-------------------------------------------------------------------------------------------------

We measure the commodity risk of our derivative hedging instruments (indicated in the above table) using a sensitivity analysis. Based on a sensitivity analysis as of March 31, 2007 a 10% increase/decrease in natural gas prices would decrease/increase the value of derivative instruments maturing in one year by $2.3 million.

Commodity Derivative Instruments - Regulated Utilities: We use derivative financial instruments to reduce the cash flow variability associated with the purchase price for a portion of future natural gas purchases associated with our Gas Distribution operations. Further, KeySpan has a gas distribution asset optimization contract that employs derivative financial instruments. The accounting for these derivative instruments is subject to SFAS 71 "Accounting for the Effects of Certain Types of Regulation." Therefore, changes in the fair value of these derivatives have been recorded as a regulatory asset or regulatory liability on the Consolidated Balance Sheet. Gains or losses on the settlement of these contracts are initially deferred and then refunded to or collected from our firm gas sales customers consistent with regulatory requirements.

The following table sets forth selected financial data associated with these derivative financial instruments that were outstanding at March 31, 2007.

------------------------------------------------------------------------------------------------------------------------------------
                       Year of    Volumes                                                                               Fair Value
  Type of Contract     Maturity     mmcf        Floor ($)      Ceiling ($)     Fixed Price ($)    Current Price ($)  (In $ Millions)
------------------------------------------------------------------------------------------------------------------------------------
Options                    2007        479     5.50 - 6.00      7.15 - 8.00               -        7.73 - 8.27                  0.3

Swaps                      2007     29,603               -                -    6.79 - 11.18        7.73 - 9.56                  1.6
                           2008     41,270               -                -    7.30 - 11.64        8.10 - 9.89                  6.8

Optimization Contract      2009                                                                                                26.2
------------------------------------------------------------------------------------------------------------------------------------
                                    71,352                                                                                     34.9
------------------------------------------------------------------------------------------------------------------------------------

See Note 4 to the  Consolidated  Financial  Statements  "Hedging and  Derivative
Financial   Instruments"  for  a  further  description  of  all  our  derivative instruments.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to KeySpan's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level in alerting them timely to material information required to be included in KeySpan's periodic SEC reports.

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

- the degree to which we develop unregulated business ventures as well as federal and state regulatory policies affecting our ability to retain and operate such business ventures profitably;

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



                                   KEYSPAN CORPORATION
(Registrant)
                                   By:    /s/Gerald Luterman
                                   Name:  Gerald Luterman
                                   Title: Executive Vice President and
                                          Chief Financial Officer


Date: April 27, 2007               /s/Gerald Luterman
                                   ----------------------
                                      Gerald Luterman
                                      Executive Vice President and
                                      Chief Financial Officer


Date: April 27, 2007               /s/Theresa A. Balog
                                   --------------------
                                      Theresa A. Balog
                                      Vice President and
                                      Chief Accounting Officer