Form 10-Q
period 2007-06-30
KEYSPAN CORP
filed 2007-08-03
CIK 1062379

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

                  For the quarterly period ended June 30, 2007

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
                                                             Yes[ ]  No[X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Class of Common Stock                           Outstanding at July 11, 2007
---------------------------                       ----------------------------
      $.01 par value                                       175,936,537

                      KEYSPAN CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----

                Part I.   FINANCIAL INFORMATION                      Page No.
                                                                     --------

Item 1. Financial Statements (Unaudited)

         Consolidated Balance Sheet -
         June 30, 2007 and December 31, 2006                             3

         Consolidated Statement of Income -
         Three and Six Months Ended June 30, 2007 and 2006               5
         Consolidated Statement of Cash Flows -
         Six Months Ended June 30, 2007 and 2006                         6

         Notes to Consolidated Financial Statements                      7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                              45

Item 3. Quantitative and Qualitative Disclosures About Market Risk       77

Item 4. Controls and Procedures                                          80

                Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                81

Item 1A. Risk Factors                                                    81

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds       83

Item 3. Defaults Upon Senior Securities                                  83

Item 4. Submission of Matters to a Vote of Security Holders              83

Item 5. Other Information                                                83

Item 6. Exhibits                                                         83

Signatures                                                               84

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


-------------------------------------------------------------------------------------------------------

(In Millions of Dollars)                                            June 30, 2007    December 31, 2006
-------------------------------------------------------------------------------------------------------

ASSETS
Current Assets
    Cash and temporary cash investments                                $    496.5           $    210.9
    Restricted cash                                                           0.5                  7.9
    Accounts receivable                                                   1,032.3                943.7
    Unbilled revenue                                                        273.8                531.2
    Allowance for uncollectible accounts                                    (84.0)               (56.9)
    Gas in storage, at average cost                                         533.6                646.0
    Material and supplies, at average cost                                  133.8                137.1
    Derivative contracts                                                     37.7                 54.1
    Prepayments                                                             115.7                236.2
    Other                                                                    97.6                 76.8
                                                               ----------------------------------------
                                                                          2,637.5              2,787.0
                                                               ----------------------------------------

Equity Investments and Other                                                292.7                269.7
                                                               ----------------------------------------

Property
    Gas                                                                   7,825.7              7,639.4
    Electric                                                              2,606.4              2,575.4
    Other                                                                   428.5                441.5
    Accumulated depreciation                                             (3,258.8)            (3,151.2)
    Gas production and development, at cost                                 188.1                186.9
    Accumulated depletion                                                  (116.4)              (113.7)
                                                               ----------------------------------------
                                                                          7,673.5              7,578.3
                                                               ----------------------------------------

Deferred Charges
    Regulatory assets:
      Miscellaneous assets                                                  923.2                937.5
      Derivative contracts                                                   94.6                196.3
    Goodwill and other intangible assets, net of amortization             1,666.3              1,666.3
    Derivative contracts                                                    101.6                127.3
    Other                                                                   848.5                875.1
                                                               ----------------------------------------
                                                                          3,634.2              3,802.5
                                                               ----------------------------------------

Total Assets                                                           $ 14,237.9           $ 14,437.5
                                                               ========================================
-------------------------------------------------------------------------------------------------------

        See accompanying Notes to the Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


---------------------------------------------------------------------------------------------------------

(In Millions of Dollars)                                            June 30, 2007      December 31, 2006
---------------------------------------------------------------------------------------------------------
LIABILITIES AND CAPITALIZATION
Current Liabilities
    Accounts payable and other liabilities                             $    759.3             $  1,026.0
    Commercial paper                                                        131.5                   85.0
    Current maturities of long-term debt and capital leases                 296.2                    1.2
    Taxes accrued                                                           202.3                  200.8
    Dividends payable                                                        83.5                   83.3
    Customer deposits                                                        36.8                   33.5
    Interest accrued                                                         58.9                   58.5
    Other current liability, derivative contracts                            89.8                  219.7
                                                               ------------------------------------------
                                                                          1,658.3                1,708.0
                                                               ------------------------------------------

Deferred Credits and Other Liabilities
    Regulatory liabilities:
      Miscellaneous liabilities                                              37.2                   43.4
      Removal costs recovered                                               587.5                  556.2
      Derivative accounts                                                    59.3                  120.6
    Asset retirement obligations                                             48.7                   47.3
    Deferred income tax                                                   1,090.7                1,176.4
    Postretirement benefits and other reserves                            1,657.8                1,667.3
    Derivative contracts                                                     88.3                   43.1
    Other                                                                   215.9                  121.6
                                                               ------------------------------------------
                                                                          3,785.4                3,775.9
                                                               ------------------------------------------

Commitments and Contingencies (See Note 6)                                      -                      -

Capitalization
    Common stock 184,864 shares issued,
      175,919 shares outstanding, par value $0.01                         3,995.9                3,994.0
    Retained earnings                                                     1,072.2                  973.7
    Retained earnings - cumulative effect of FIN 48
      implementation (See Note 11)                                           (5.2)                     -
    Accumulated other comprehensive loss                                   (149.2)                (175.3)
    Treasury stock                                                         (258.7)                (273.6)
                                                               ------------------------------------------
        Total common shareholders' equity                                 4,655.0                4,518.8
    Long-term debt and capital leases                                     4,123.1                4,419.1
                                                               ------------------------------------------
Total Capitalization                                                      8,778.1                8,937.9
                                                               ------------------------------------------

Minority Interest in Consolidated Companies                                  16.1                   15.7
                                                               ------------------------------------------
Total Liabilities and Capitalization                                   $ 14,237.9             $ 14,437.5
                                                               ==========================================
---------------------------------------------------------------------------------------------------------

        See accompanying Notes to the Consolidated Financial Statements.

                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                Three Months Ended June 30,               Six Months Ended June 30,
(In Millions of Dollars, Except Per Share Amounts)              2007                  2006                2007                2006
--------------------------------------------------------------------------------------------  -------------------------------------
Revenues
     Gas Distribution                                     $   1,011.1            $    873.2         $   3,426.6       $    3,053.3
     Electric Services                                          457.7                 444.2               842.2              869.0
     Energy Services                                             52.4                  50.4               104.9               98.7
     Energy Investments                                           9.2                   9.9                19.2               17.8
                                                     -----------------  --------------------  ------------------ ------------------
Total Revenues                                                1,530.4               1,377.7             4,392.9            4,038.8
                                                     -----------------  --------------------  ------------------ ------------------
Operating Expenses
     Purchased gas for resale                                   649.4                 539.8             2,322.1            2,051.2
     Fuel and purchased power                                   138.1                 115.7               266.3              245.7
     Operations and maintenance                                 411.4                 420.6               842.3              826.7
     Depreciation, depletion and amortization                   104.6                 101.2               216.9              211.4
     Operating taxes                                             98.7                  95.8               221.2              214.0
                                                     -----------------  --------------------  ------------------ ------------------
Total Operating Expenses                                      1,402.2               1,273.1             3,868.8            3,549.0
Income from equity investments                                    4.9                   2.9                 8.5                6.3
Sale of assets                                                    0.3                     -                 0.3                0.5
                                                     -----------------  --------------------  ------------------ ------------------
Operating Income                                                133.4                 107.5               532.9              496.6
                                                     -----------------  --------------------  ------------------ ------------------
Other Income and (Deductions)
     Interest charges                                           (69.6)                (59.4)             (131.1)            (125.6)
     Other                                                       18.3                   6.2                26.4               17.6
                                                     -----------------  --------------------  ------------------ ------------------
Total Other Income and (Deductions)                             (51.3)                (53.2)             (104.7)            (108.0)
                                                     -----------------  --------------------  ------------------ ------------------
Income Taxes
     Current                                                     63.7                 (37.3)              240.9              122.2
     Deferred                                                   (33.8)                 42.2               (78.3)               9.0
                                                     -----------------  --------------------  ------------------ ------------------
Total Income Taxes                                               29.9                   4.9               162.6              131.2
                                                     -----------------  --------------------  ------------------ ------------------
                                                     -----------------  --------------------  ------------------ ------------------
Earnings for Common Stock                                 $      52.2            $     49.4         $     265.6       $      257.4
                                                     =================  ====================  ================== ==================
                                                     -----------------  --------------------  ------------------ ------------------
Basic Earnings Per Share                                  $      0.30            $     0.28         $      1.51       $       1.47
                                                     =================  ====================  ================== ==================
                                                     -----------------  --------------------  ------------------ ------------------
Diluted Earnings Per Share                                $      0.29            $     0.28         $      1.50       $       1.46
                                                     =================  ====================  ================== ==================
Average Common Shares Outstanding (000)                       175,845               174,989             175,733            174,846
Average Common Shares Outstanding - Diluted (000)             177,220               176,121             177,048            175,848
--------------------------------------------------------------------------------------------  -------------------------------------

        See accompanying Notes to the Consolidated Financial Statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


------------------------------------------------------------------------------------------------------------
                                                                                  Six Months Ended June 30,
(In Millions of Dollars)                                                           2007               2006
------------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                       $ 265.6            $ 257.4
Adjustments to reconcile net income to net
      cash provided by (used in) operating activities
    Depreciation, depletion and amortization                                       216.9              211.4
    Deferred income tax                                                            (78.3)               9.0
    Income from equity investments                                                  (8.5)              (6.3)
    Dividends from equity investments                                                2.3                6.5
    Amortization of financing fees / interest rate swap                              4.4                4.1
    Amortization of property taxes                                                  52.0               66.7
    Net pension and other postretirement expense/cash payment                       52.2               83.2
Changes in assets and liabilities
    Accounts receivable                                                             69.4              524.3
    Materials and supplies, fuel oil and gas in storage                            168.7               89.6
    Accounts payable and other liabilities                                        (171.6)            (399.0)
    Taxes accrued                                                                   60.6              (15.1)
    Interest accrued                                                                 0.3                2.2
    Environmental payments                                                         (23.5)             (24.8)
    Other                                                                           (4.6)             (19.7)
                                                                      -------------------  -----------------
Net Cash Provided by Operating Activities                                          605.9              789.5
                                                                      -------------------  -----------------
Investing Activities
    Construction expenditures                                                     (246.1)            (247.0)
    Cost of removal                                                                (14.0)             (15.7)
    Derivative margin call                                                          42.7                  -
    Return of investment                                                             7.6                  -
                                                                      -------------------  -----------------
Net Cash Used in Investing Activities                                             (209.8)            (262.7)
                                                                      -------------------  -----------------
Financing Activities
    Common/treasury stock issued                                                    10.4               18.8
    Issuance (payment) of commercial paper                                          46.5             (467.6)
    Payment of long-term debt                                                       (0.6)                 -
    Common stock dividends paid                                                   (166.8)            (162.4)
                                                                      -------------------  -----------------
Net Cash Used in Financing Activities                                             (110.5)            (611.2)
                                                                      -------------------  -----------------
Net Increase (Decrease) in Cash and Cash Equivalents                               285.6              (84.4)
Cash and Cash Equivalents at Beginning of Period                                   210.9              124.5
                                                                      -------------------  -----------------
Cash and Cash Equivalents at End of Period                                       $ 496.5            $  40.1
                                                                      ===================  =================
Interest Paid                                                                    $ 135.5            $ 126.8
Income Tax Paid                                                                  $ 131.6            $ 178.2
------------------------------------------------------------------------------------------------------------

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

Consummation of the Merger is subject to various closing conditions, including but not limited to the receipt of requisite regulatory approvals from certain United States federal and state public utility, antitrust and other regulatory authorities. Specifically, we filed our application for approval of the Merger pursuant to the Federal Power Act in May 2006 and in October 2006 the requisite approval was obtained from the Federal Energy Regulatory Commission ("FERC"). In early July 2006, we cleared review by the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvement Act ("HSR"), which provides a one year period to complete the Merger. In May 2007, we re-filed an application under HSR and in June 2007 we received notice that early termination of the HSR waiting period was granted. We also received notification that the Committee on Foreign Investment in the U.S. has determined that there are no issues of national security sufficient to warrant an investigation of the transaction.

In late June 2007, KeySpan and National Grid plc reached an agreement in principle with the Staff of the New York State Public Service Commission ("NYPSC"), the New York State Consumer Protection Board and certain other parties that would, upon NYPSC approval, resolve all issues in the pending Merger application before the NYPSC. On July 6, 2007, the Merger and Gas Revenue Requirement Joint Proposal (the "Merger JP") was filed with the NYPSC and the Administrative Law Judges presiding over the Merger proceeding.

The Merger JP supersedes the proposed ten-year rate plan included with the merger application filed with the NYPSC on July 20, 2006. If adopted by the NYPSC, the Merger JP would provide for five-year rate plans for KeySpan's two gas distribution utility companies located in New York, KeySpan Energy Delivery of New York ("KEDNY") and KeySpan Energy Delivery of Long Island ("KEDLI"), that would go into effect on January 1, 2008. The Merger JP provides for no increase in gas delivery rates in each of the five years of KEDNY's merger rate plan and an increase of $60 million in gas delivery rates in the first year of the KEDLI merger rate plan and no further increase in years two through five. The individual KEDNY and KEDLI rate plan applications filed with the NYPSC on October 3, 2006 will supplement the Merger JP. If the Merger JP is approved by the NYPSC, the merger rate plans, as they may be supplemented by KEDNY's and KEDLI's individual rate cases, will go into effect on January 1, 2008. For more information on the Merger JP, see KeySpan's Report on Form 8-K filed on July 12, 2007, incorporated herein by reference.

NYPSC action on the Merger JP is contemplated at its August 22, 2007 session, and, subject to and upon receipt of NYPSC approval, it is anticipated that the Merger would close shortly thereafter. We are, however, unable to predict the outcome of these regulatory proceedings and no assurance can be given that the Merger will occur or the timing of its completion.

In October 2006, the State of New Jersey Board of Public Utilities approved a change of control of KeySpan Communication Corp., which provides telecommunications services in New Jersey. KeySpan also sought approval of the Merger from the New Hampshire Public Utility Commission ("NHPUC") and in July 2007, the NHPUC issued an Order providing final approval of the Merger in New Hampshire.

On April 6, 2007, the Attorney General of the Commonwealth of Massachusetts filed a petition with the Massachusetts Department of Telecommunications and Energy ("MADTE") to initiate an oversight investigation related to the Merger between KeySpan and National Grid plc. The petition does not specifically seek MADTE approval of the Merger, which under current law has been interpreted as not being required in connection with mergers of utility holding companies which only indirectly affect the ownership of utility subsidiaries operating within the Commonwealth of Massachusetts. Rather, the petition requests that the MADTE investigate the impact of the Merger on rates and service quality of the utility subsidiaries owned and operated by KeySpan and National Grid plc in the

Commonwealth of Massachusetts. On April 13, 2007 KeySpan and National Grid plc filed a response to the Attorney General's petition agreeing to cooperate in such a proceeding and recommending a proposed procedural schedule. A public hearing and procedural conference was held on July 12, 2007. KeySpan cannot predict the outcome of this proceeding.

In connection with the Merger, KeySpan expects to continue to incur significant expenses, including without limitation, expenses for legal and consulting services, the vesting of performance shares and stock options, as well as expenses associated with change of control payments and "stay-on" bonuses. KeySpan is currently in the process of quantifying the financial impact of the aforementioned items. (For additional information on outstanding performance shares and stock options see Note 7 "Stock Based Compensation.")

For a discussion on the impact of the Merger on KeySpan's service agreements with LIPA, see Note 10 to the Consolidated Financial Statements "2006 LIPA Settlement."

1. BASIS OF PRESENTATION

In our opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly KeySpan's financial position as of June 30, 2007, and the results of operations for the three and six months ended June 30, 2007 and June 30, 2006, as well as cash flows for the six months ended June 30, 2007 and June 30, 2006. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in KeySpan's Annual Report on Form 10-K for the year ended December 31, 2006. The December 31, 2006 financial statement information has been derived from the 2006 audited consolidated financial statements.

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

Under the requirements of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" our basic and diluted EPS are as follows:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                       Three Months Ended June 30,       Six Months Ended June 30,
(In Millions of Dollars, Except Per Share Amounts)                        2007             2006            2007             2006
-----------------------------------------------------------------------------------------------------------------------------------
Earnings for common stock                                             $    52.2        $    49.4        $   265.6        $   257.4

Weighted average shares outstanding (000)                               175,845          174,989          175,733          174,846
Add dilutive securities:
Options                                                                   1,107            1,038            1,079              933
Performance shares                                                          268               94              236               69
-----------------------------------------------------------------------------------------------------------------------------------
Total weighted average shares outstanding - assuming dilution           177,220          176,121          177,048          175,848
-----------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                              $    0.30        $    0.28        $    1.51         $   1.47
-----------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                            $    0.29        $    0.28        $    1.50         $   1.46
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

The accounting policies of the segments are the same as those used for the preparation of the Consolidated Financial Statements. The segments are strategic business units that are managed separately because of their different operating and regulatory environments. Operating results of our segments are evaluated by management on an operating income basis. At June 30, 2007, the total assets of each reportable segment have not changed materially from those levels reported at December 31, 2006. The reportable segment information is as follows:

------------------------------------------------------------------------------------------------------------------------
                                         Gas         Electric    Energy      Energy
(In Millions of Dollars)             Distribution    Services    Services  Investments   Eliminations       Consolidated
------------------------------------------------------------------------------------------------------------------------
Three Months Ended June 30, 2007
Unaffiliated revenue                      1,011.1      457.7       52.4          9.2                   -         1,530.4
Intersegment revenue                            -          -        2.5          1.3                (3.8)              -
Operating Income                             61.4       44.3        2.0          5.5                20.2           133.4

Three Months Ended June 30, 2006
Unaffiliated revenue                        873.2      444.2       50.4          9.9                   -         1,377.7
Intersegment revenue                            -          -        2.2          1.3                (3.5)              -
Operating Income                             39.5       62.4        2.0          3.7                (0.1)          107.5

------------------------------------------------------------------------------------------------------------------------

Eliminating  items  include  intercompany   interest  income  and  expense,  the
elimination of certain intercompany accounts, as well as activities of our corporate and administrative areas.

Because of the nature of our Electric Services business, electric revenues are derived from two large customers - the NYISO and LIPA. Electric Services revenues from these customers of $398.1 million and $389.1 million for the three months ended June 30, 2007 and 2006, respectively, represent approximately 26% and 28%, respectively of our consolidated revenues in these periods.

----------------------------------------------------------------------------------------------------------------------------------
                                           Gas           Electric      Energy         Energy
(In Millions of Dollars)               Distribution      Services      Services    Investments    Eliminations       Consolidated
----------------------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30, 2007
Unaffiliated revenue                     3,426.6           842.2        104.9            19.2              -           4,392.9
Intersegment revenue                           -             3.9          4.7             2.6          (11.2)                -
Operating Income                           464.0            42.8          3.4            10.5           12.2             532.9

Six Months Ended June 30, 2006
Unaffiliated revenue                     3,053.3           869.0         98.7            17.8              -           4,038.8
Intersegment revenue                           -               -          4.7             2.6           (7.3)                -
Operating Income                           376.0           127.3          1.6             6.7          (15.0)            496.6

----------------------------------------------------------------------------------------------------------------------------------

Eliminating  items  include  intercompany   interest  income  and  expense,  the
elimination of certain intercompany accounts, as well as activities of our corporate and administrative areas.

Because of the nature of our Electric Services business, electric revenues are derived from two large customers - the NYISO and LIPA. Electric Services revenues from these customers of $736.0 million and $705.9 million for the six months ended June 30, 2007 and 2006, respectively, represent approximately 17% of our consolidated revenues in both periods.

3. COMPREHENSIVE INCOME

The table below indicates the components of comprehensive income:

------------------------------------------------------------------------------------------------------------------------------------
                                                                        Three Months Ended June 30,        Six Months Ended June 30,
(In Millions of Dollars)                                                 2007                 2006            2007             2006
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                             $ 52.2               $ 49.4         $ 265.6          $ 257.4
------------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax
  Reclassification of (gains) losses included in net income               3.1                 (3.2)            9.6            (38.9)
  Unrealized (losses) gains on derivative financial instruments           5.9                 (5.0)            2.8             40.9
  Unrealized gains (losses) on marketable securities                      0.7                 (0.1)            0.6              0.3
  Accrued underfunded pension and other postretirement obligation           -                    -            13.1                -
------------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax                             9.7                 (8.3)           26.1              2.3
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                   $ 61.9               $ 41.1         $ 291.7          $ 259.7
------------------------------------------------------------------------------------------------------------------------------------
Related tax (benefit) expense
  Reclassification of (gains) losses included in net income               2.6                 (1.7)            6.8            (20.9)
  Unrealized (losses) gains on derivative financial instruments           2.9                 (2.4)            1.0             22.9
  Unrealized gains (losses) on marketable securities                      0.4                 (0.1)            0.3              0.2
------------------------------------------------------------------------------------------------------------------------------------
Total Tax (Benefit) Expense                                            $  5.9               $ (4.2)        $   8.1          $   2.2
------------------------------------------------------------------------------------------------------------------------------------

4. HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, KeySpan subsidiaries have utilized derivative financial instruments, such as futures, options and swaps, for the purpose of hedging the cash flow variability associated with changes in commodity prices. KeySpan is exposed to commodity price risk primarily with regard to its gas distribution operations, gas production and development activities and its electric generating facilities at the Ravenswood Generating Station. As discussed in greater detail below, certain derivative financial instruments employed by KeySpan are accounted for as cash-flow hedges and receive hedge accounting treatment under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," collectively SFAS 133. However, KeySpan also employs derivative financial instruments that do not qualify for hedge accounting treatment. Certain derivative financial instruments employed by our Gas Distribution operations are subject to SFAS 71 "Accounting for the Effects of Certain Types of Regulation." In addition, with regard to the Ravenswood
Generating Station, our strategy, for the period April 2007 through September 2007, is to economically hedge up to 37% of the Ravenswood Generating Station's on-peak electric capacity. To accomplish this strategy, KeySpan uses derivative financial instruments that receive hedge accounting treatment, as well as derivative financial instruments that do not receive hedge accounting treatment. Due to the pending Merger with National Grid plc and the proposed Merger JP, KeySpan is currently considering alternatives in its risk management strategy regarding the use of derivative financial instruments associated with the Ravenswood Generating Station for periods beyond September 2007. Accordingly, only a minor number of derivative financial instruments outstanding at June 30, 2007 extend beyond September 2007. For more information on the Merger JP, see KeySpan's Report on Form 8-K filed on July 12, 2007.

Commodity Derivative Instruments - Hedge Accounting: Our Energy Investments subsidiary, Seneca-Upshur, utilizes OTC natural gas swaps to hedge the cash flow variability associated with the forecasted sales of a portion of its natural gas production. At June 30, 2007, Seneca-Upshur has hedge positions in place for approximately 70% of its estimated 2007 through 2009 gas production, net of gathering costs. We use market quoted forward prices to value these swap positions. The maximum length of time over which Seneca-Upshur has hedged such cash flow variability is through December 2009. The fair value of these derivative instruments at June 30, 2007 was a liability of $4.9 million. The estimated amount of losses associated with such derivative instruments that are reported in accumulated other comprehensive income and that are expected to be reclassified into earnings over the next twelve months is $3.2 million.
Ineffectiveness   associated  with  these   outstanding   derivative   financial
instruments  was  immaterial  for the six months  ended June 30,  2007.

Certain derivative instruments employed by our gas distribution operations are not subject to SFAS 71 and thus are not subject to deferral accounting treatment. KeySpan uses OTC natural gas swaps to hedge the cash-flow variability of gas purchases associated with certain large-volume gas sales customers. These gas swaps are accounted for as cash-flow hedges. KeySpan uses market quoted forward prices to value these swap positions. The maximum length of time over which we have hedged such cash flow variability is through July 2008. The fair value of these derivative instruments at June 30, 2007 was a liability of $0.4 million. The estimated amount of losses associated with such derivative instruments that are reported in accumulated other comprehensive income and that are expected to be reclassified into earnings over the next twelve months is $0.4 million. Ineffectiveness associated with these outstanding derivative financial instruments was immaterial as of June 30, 2007.

As mentioned earlier, the Ravenswood Generating Station economically hedges the cash flow variability associated with a portion of electric energy sales and fuel purchases. KeySpan employs financially-settled electric-power swap contracts, financially-settled oil swap contracts, physical natural gas forward contracts and OTC natural gas swaps in its hedging strategy. The maximum length of time over which derivative financial instruments that receive hedge accounting treatment are in-place is through December 2008. We use market quoted forward prices to value the electric-power swap contracts. The fair value of the electric power derivative instruments at June 30, 2007 was $2.3 million. We use market quoted forward prices to value the oil swap contracts and natural gas contracts. The fair value of these derivative instruments at June 30, 2007 was a net liability of $2.8 million. These derivative instruments are reported in accumulated other comprehensive income and a majority of these derivative instruments are expected to be reclassified into earnings in the next twelve months. Ineffectiveness associated with these outstanding derivative financial instruments was immaterial for the six months ended June 30, 2007.

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

Commodity Derivative Instruments that are not Accounted for as Hedges: The fair value of the electric power derivative instruments associated with the Ravenswood Generating Station that do not qualify for hedge accounting treatment at June 30, 2007 was $9.6 million. We use market quoted forward prices to value the electric-power swap contracts. The fair value of the natural gas contracts associated with the Ravenswood Generating Station that do not qualify for hedge accounting treatment at June 30, 2007 was a liability of $8.3 million. We use market quoted forward prices to value these natural gas contracts. The maximum length of time over which derivative financial instruments are in-place is through December 2008.

KeySpan also employs a limited number of unleaded gas swaps to hedge a small portion of its risk associated with changing prices for fleet fuel. These financial derivative instruments do not qualify for hedge accounting treatment. The maximum length of time over which derivative financial instruments are in-place is through March 2008. The fair value of these contracts is $0.3 million. We use market quoted forward prices to value these contracts.

Based upon KeySpan's experience in the New York City electric capacity market and management's assessment that a financial opportunity existed related to this market, KeySpan entered into an International SWAP Dealers Association Master Agreement for a fixed for float unforced capacity financial swap (the "Swap Agreement") with Morgan Stanley Capital Group Inc. ("Morgan Stanley") on January 18, 2006 in an effort to enhance shareholder value. The Swap Agreement involves a financial transaction and is not intended to be an economic hedge of our physical generation assets or a contract for the physical delivery of capacity or energy. However, the same market dynamics that are expected to enhance KeySpan's physical generation business are expected to enhance the value of the financial Swap Agreement.

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

This derivative instrument does not qualify for hedge accounting treatment under SFAS 133. At contract inception, the initial fair value of the Swap Agreement was fully reserved under the provision of EITF 02-3 "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," due to KeySpan's assessment that market prices for the underlying capacity were unobservable. Accordingly, no fair value was recorded on the Consolidated Balance Sheet at the inception of the contract. Subsequent changes in fair value have resulted in the recognition of a $1.0 million liability at June 30, 2007, while the remainder of the fair value associated with the contract remained reserved under EITF 02-3 guidance.

The NYPSC, Consolidated Edison and other load serving entities ("LSEs") have proposed price mitigation measures for In-City capacity that would apply to the Ravenswood Generating Station. These price mitigation measures essentially proposed to reduce the capacity bid price that the Ravenswood Generating Station could bid into the NYISO energy market. However, the FERC found that the NYISO filing failed to meet the burden of proof required to support revisions to market rules. Nevertheless, on its own motion, FERC initiated a proceeding to investigate and consider the justness and reasonableness of the NYISO's In-City capacity market, including whether and how market rules should be revised to provide a fair level of compensation that will attract and retain needed infrastructure. The FERC has established a procedure for a "paper hearing" that would involve our NYISO proposal to be filed in October 2007. Comments on that proposal will be filed in November 2007 and reply comments will be filed in December 2007. In connection with this proceeding, in July 2007 KeySpan received notice that the FERC Office of Enforcement is conducting a formal investigation into matters regarding the offering practices of generating units servicing New York City's In-City capacity market. At this time, we are unable to predict the outcome of these proceedings and what effect, if any, they may have on the potential revenue that could be realized from physical sales of In-City capacity or on the Swap Agreement.

Commodity Derivative Instruments - Regulated Utilities: We use derivative financial instruments to reduce the cash flow variability associated with the purchase price for a portion of future natural gas purchases associated with our Gas Distribution operations. Our strategy is to minimize fluctuations in gas sales prices to our regulated firm gas sales customers in our New York and New England service territories. The accounting for these derivative instruments is subject to SFAS 71. Therefore, the fair value of these derivatives is recorded as current or deferred assets and liabilities, with offsetting positions recorded as regulatory assets and regulatory liabilities on the Consolidated Balance Sheet. Gains or losses on the settlement of these contracts are initially deferred and then refunded to or collected from our firm gas sales customers consistent with regulatory requirements. At June 30, 2007 the fair value of these derivative instruments was a liability of $68.2 million.

SFAS 133 establishes criteria that must be satisfied in order for option contracts, forward contracts with optionality features, or contracts that combine a forward contract and a purchase option contract to qualify for the normal purchases and sales exception. Certain contracts for the physical purchase of natural gas associated with our regulated gas utilities do not qualify for normal purchases under SFAS 133. Since these contracts are for the purchase of natural gas sold to regulated firm gas sales customers, the accounting for these contracts is subject to SFAS 71. At June 30, 2007, these derivatives had a net fair value of $71.4 million.

KeySpan has a management contract with Merrill Lynch Commodities, under which KeySpan and Merrill Lynch Commodities will share the responsibilities for managing KeySpan's upstream gas distribution assets associated with its Massachusetts gas distribution subsidiaries, as well as providing city-gate delivered supply. This contract allows for both KeySpan and Merrill Lynch Commodities to employ derivative instruments to maximize the profitability of KeySpan's portfolio of gas distribution assets. Profits associated with these activities are shared between KeySpan, Merrill Lynch Commodities and KeySpan's Massachusetts ratepayers. The accounting for this contract is subject to SFAS 71 since the contract was executed by KeySpan's regulated gas distribution utilities. At June 30, 2007, KeySpan's proportionate share of the fair value associated with these derivative instruments amounted to $15.0 million, $14.3 million of which has been deferred for future sharing among the alliance members and Massachusetts ratepayers. The remaining amount was recorded as a benefit to revenues. KeySpan provides these services internally for its New York and New Hampshire gas distribution subsidiaries.

The table below summarizes the fair value of all of the above outstanding derivative instruments at June 30, 2007 and December 31, 2006 and the related line item on the Consolidated Balance Sheet. Fair value is the amount at which derivative instruments could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale.

------------------------------------------------------------------------------
(In Millions of Dollars)                   June 30, 2007    December 31, 2006
------------------------------------------------------------------------------
Gas Contracts:
  Other current assets                         22.0               30.7
  Other deferred charges                      101.5              127.1
  Regulatory asset                             94.6              196.3
  Other current liability                     (87.9)            (211.7)
  Other deferred liabilities                  (87.1)             (42.1)
  Regulatory liability                        (59.3)            (120.6)

Oil Contracts:
  Other current assets                          1.4                0.3
  Other current liability                      (0.6)              (7.2)
  Other deferred liabilities                      -               (0.5)

Electric Contracts:
  Other current assets                         14.3               23.2
  Other deferred charges                        0.1                0.3
  Other current liability                      (1.4)              (0.8)
  Other deferred liabilities                   (1.1)              (0.6)

------------------------------------------------------------------------------


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

Credit and Collateral: Derivative contracts are primarily used to manage exposure to market risk arising from changes in commodity prices and interest rates. In the event of non-performance by a counterparty to a derivative contract, the desired impact may not be achieved. The risk of counterparty non-performance is generally considered a credit risk and is actively managed by assessing each counterparty credit profile and negotiating appropriate levels of collateral and credit support. In instances where the counterparties' credit quality has declined, or credit exposure exceeds certain levels, we may limit our credit exposure by restricting new transactions with counterparties, requiring additional collateral or credit support and negotiating the early termination of certain agreements. At June 30, 2007, KeySpan has received $0.5 million from its counterparties as collateral associated with outstanding derivative contracts. This amount has been recorded as restricted cash, with an offsetting position in current liabilities on the Consolidated Balance Sheet.

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

We have classified the Master Lease as $412.3 million of long-term debt on the Consolidated Balance Sheet based on our current status as primary beneficiary. Further, we have an asset on the Consolidated Balance Sheet for an amount substantially equal to the fair market value of the leased assets at the inception of the lease, less depreciation since that date, or approximately $300 million. If KeySpan Ravenswood LLC, was not able to fulfill its payment obligations with respect to the Master Lease payments, then the maximum amount KeySpan would be exposed to under its current guarantees would be $425 million plus the present value of the remaining lease payments through June 20, 2009.

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

Asset Retirement Obligations: KeySpan has various asset retirement obligations primarily associated with its gas distribution and electric generation activities. These obligations have remained substantially unchanged from December 31, 2006, except for normal accretion adjustments and costs incurred. Generally, KeySpan's largest asset retirement obligations relate to: (i) legal requirements to cut (disconnect from the gas distribution system), purge (clean of natural gas and PCB contaminants) and cap gas mains within its gas distribution and transmission system when mains are retired in place; or dispose of sections of gas main when removed from the pipeline system; (ii) cleaning and removal requirements associated with storage tanks containing waste oil and other waste contaminants; and (iii) legal requirements to remove asbestos upon major renovation or demolition of structures and facilities. At June 30, 2007, these obligations total $48.7 million. See KeySpan's Annual Report on Form 10-K for the year ended December 31, 2006, Note 7 to the Consolidated Financial Statements "Contractual Obligations, Financial Guarantees and Contingencies" for additional information regarding these obligations.

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

KeySpan has identified 28 of these sites as being associated with the historical operations of KEDNY. One site has been fully remediated. Subject to the issues described in the preceding paragraph, the remaining 27 sites will be investigated and, if necessary, remediated under the terms and conditions of ACOs, VCAs, or Brownfield Cleanup Agreements ("BCA"). Expenditures incurred to date by us with respect to KEDNY MGP-related activities total $88.1 million.

The remaining 15 sites have been identified as being associated with the historical operations of KEDLI. One site has been fully investigated and requires no further action. The remaining sites will be investigated and, if necessary, remediated under the terms and conditions of ACOs, VCAs, or BCAs. Expenditures incurred to date by us with respect to KEDLI MGP-related activities total $70.5 million.

KeySpan presently estimates the remaining cost of its KEDNY and KEDLI MGP-related environmental remediation activities will be $309.5 million, which amount has been accrued by us as a reasonable estimate of probable cost for known sites. However, remediation costs for each site may be materially higher than noted, depending upon changing technologies and regulatory standards, selected end use for each site, and actual environmental conditions encountered.

With respect to remediation costs, KEDNY and KEDLI rate plans generally provide for the recovery from customers of investigation and remediation costs of certain sites. At June 30, 2007, we have reflected a regulatory asset of $361.9 million for KEDNY/KEDLI MGP sites. KeySpan has filed proposed rate plans for KEDNY and KEDLI with the NYPSC as part of its application for approval of the KeySpan / National Grid plc Merger. Among other things, these filings seek recovery of deferred expenses associated with remediation of MGP sites, as well as recovery of ongoing remediation expenses.

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

KeySpan presently estimates the remaining cost of the Massachusetts KEDNE MGP-related environmental cleanup activities will be $6.0 million, which amount has been accrued by us as a reasonable estimate of probable cost for known sites, however remediation costs for each site may be materially higher than noted, depending upon changing technologies and regulatory standards, selected end use for each site, and actual environmental conditions encountered. Expenditures incurred since November 8, 2000, the acquisition date of these subsidiaries, with respect to these MGP-related activities total $37.5 million.

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

KeySpan presently estimates the remaining cost of EnergyNorth MGP-related environmental cleanup activities will be $23.5 million, which amount has been accrued as a reasonable estimate of probable cost for known sites, however, remediation costs for each site may be materially higher than noted, depending upon changing technologies and regulatory standards, selected end use for each site and actual environmental conditions encountered. Expenditures incurred since November 8, 2000, the acquisition date of this subsidiary, with respect to the MGP-related activities total $24.9 million.

By rate orders, the Massachusetts Department of Telecommunications and Energy ("MADTE") and the New Hampshire Public Utility Commission ("NHPUC") provide for the recovery of site investigation and remediation costs and, accordingly, at June 30, 2007, we have reflected a regulatory asset of $38.5 million for the KEDNE MGP sites. Colonial Gas Company and Essex Gas Company are not subject to the provisions of SFAS 71, "Accounting for the Effects of Certain Types of Regulation" and therefore have recorded no regulatory asset. However, rate orders currently in effect for these subsidiaries provide for the recovery of investigation and remediation costs.

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

KeySpan presently estimates the remaining cost of the environmental cleanup activities for these three non-utility sites will be approximately $8.7 million, which amount has been accrued as a reasonable estimate of probable costs for known sites however, remediation costs for each site may be materially higher than noted, depending upon changing technologies and regulatory standards, selected end use for each site, and actual environmental conditions encountered. Expenditures incurred since November 8, 2000, with respect to these sites total $24.1 million.

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

On March 20, 2006, a purported class action lawsuit was filed alleging breach of fiduciary duty against KeySpan and its directors. The complaint, which was filed in the New York State Supreme Court for the County of Kings (the "Court"), related to the execution of the Merger Agreement with National Grid plc and alleged that the merger consideration which KeySpan's stockholders would receive in connection with the proposed merger transaction was inadequate and unfair because the transaction value of $42.00 for each share of KeySpan's common stock outstanding did not provide its stockholders with a meaningful premium over the market price of the common stock. In June 2006, the parties agreed in principle to settle the case, the terms of which provide for, among other things, the inclusion of additional disclosures in our 2006 Annual Meeting Proxy Statement concerning the background and principle events leading to execution of the Merger Agreement, as well as the payment of plaintiff's counsel fees of up to $350,000 following closing of the transaction. In October 2006, definitive settlement documents were executed by the parties and submitted to the Court. In January 2007, the Court issued an order preliminarily approving the settlement, authorizing the parties to notify KeySpan shareholders of the settlement. Mailing of the notices began on February 6, 2007. On June 28, 2007, a written Decision was issued and a Final Judgment approving the settlement, awarding the requested attorney's fees of $350,000 and dismissing the action with prejudice. Payment of the attorney's fees in the amount of $350,000 by National Grid plc is contingent on the closing of the Merger.

Several lawsuits have been filed which allege damages resulting from contamination associated with the historic operations of former manufactured gas plants located in Bay Shore and Staten Island, New York. KeySpan has been conducting site investigations and remediations at these locations pursuant to Orders on Consent with the DEC. With respect to Bay Shore, on July 12, 2006, a purported class action and a separate complaint were filed. On November 27, 2006, December 28, 2006 and May 24, 2007, three other lawsuits were filed by property owners in the Bay Shore area. In addition, on October 31, 2006, a lawsuit was filed alleging damages in Staten Island, New York. KeySpan intends to contest each of these proceedings vigorously. On February 8, 2007, we received a Notice of Intent to File Suit from the Office of the Attorney General for the State of New York ("AG") against KeySpan and four other companies in connection with the cleanup of historical contamination found in certain lands located in Greenpoint, Brooklyn and in an adjoining waterway. KeySpan has previously agreed to remediate portions of the properties referenced in this notice and will work cooperatively with the DEC and AG to address environmental conditions associated with the remainder of the properties. At this time, we are unable to predict what effect, if any, the outcome of these proceedings will have on our financial condition, results of operation and cash flows.

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

On May 31, 2007, KeySpan received a Civil Investigative Demand ("CID") from the United States Department of Justice, Antitrust Division, requesting the production of documents and information relating to its investigation of competitive issues in the New York City electric energy capacity market. The CID is a request for information in the course of an investigation and does not constitute the commencement of legal proceedings, and no specific allegations have been made against KeySpan. KeySpan intends to fully cooperate with this investigation.

Financial Guarantees

KeySpan has issued financial guarantees in the normal course of business, on behalf of its subsidiaries, to various third party creditors. At June 30, 2007, the following amounts would have to be paid by KeySpan in the event of non-payment by the primary obligor at the time payment is due:

--------------------------------------------------------------------------------------------
                                                               Amount of    Expiration
  Nature of Guarantee (In Millions of Dollars)                  Exposure      Dates
------------------------------------------------------------------------------------------
Guarantees for Subsidiaries
  Medium-Term Notes - KEDLI                       (i)          $   525.0    2008-2010
  Industrial Development Revenue Bonds            (ii)             128.3       2027
  Ravenswood - Master Lease                       (iii)            425.0       2009
  Ravenswood - Sale/leaseback                     (iv)             403.5       2019
  Surety Bonds                                    (v)               66.2    2007-2010
  Commodity Guarantees and Other                  (vi)              95.9    2007-2009
  Letters of Credit                               (vii)             76.6    2007-2010
------------------------------------------------------------------------------------------
                                                               $ 1,720.5
------------------------------------------------------------------------------------------

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

     (v) KeySpan has agreed to indemnify the issuers of various surety and performance bonds associated with certain construction projects being performed by certain current and former subsidiaries. In the event that the subsidiaries fail to perform their obligations under contracts, the injured party may demand that the surety make payments or provide services under the bond. KeySpan would then be obligated to reimburse the surety for any expenses or cash outlays it incurs. Although KeySpan is not guaranteeing any new bonds for any of the former subsidiaries, KeySpan's indemnity obligation supports the contractual obligation of these former subsidiaries. KeySpan has also received from a former subsidiary an indemnity bond issued by a third party insurance company, the purpose of which is to reimburse KeySpan in an amount up to $80 million in the event it is required to perform under all other indemnity obligations previously incurred by KeySpan to support such company's bonded projects existing prior to divestiture. At June 30, 2007, the total cost to complete such remaining bonded projects is estimated to be approximately $24.2 million.

     (vi) KeySpan has guaranteed commodity-related payments for subsidiaries within the Electric Services segment. These guarantees are provided to third parties to facilitate physical and financial transactions involved in the purchase of natural gas, oil and other petroleum products for electric production and marketing activities. The guarantees cover actual purchases by these subsidiaries that are still outstanding as of June 30, 2007.

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

As noted previously, KeySpan owns a 26.25% ownership interest in the Millennium Pipeline Company LLC ("Millennium"), the developer of the Millennium Pipeline project. The Millennium Pipeline project is anticipated to have the capacity to transport up to 525,000 DTH of natural gas a day from Corning, New York to Ramapo, New York, interconnecting with the pipeline systems of various other utilities in New York. Subject to the receipt of certain remaining permits and financing, Millennium expects that the first phase of the project will be in service by November 2008.

Consolidated Edison, KEDLI and Columbia Transmission have each entered into precedent agreements to purchase capacity on the pipeline. Upon and subject to the terms and conditions set forth in Precedent Agreements, KeySpan has agreed to guarantee the full and prompt payment of $15.8 million (the "Guaranteed Amount") of the contingent $60 million financial obligation that Millennium may incur for liquidated damages under the Precedent Agreements to Consolidated Edison and KEDLI. The liquidated damages are intended to reimburse Consolidated Edison and KEDLI for costs incurred to secure additional capacity if Millennium is unable to provide the contracted capacity. The $15.8 million guaranteed amount reflects KeySpan's proportionate share of the $60 million of financial security that is required to be provided to Consolidated Edison and KEDLI pursuant to the Precedent Agreements based on KeySpan's proportionate ownership interest in the Millennium Pipeline project. This guarantee has been accounted for in accordance with FIN 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtness of Others." At June 30, 2007, the fair value of this guarantee was $0.7 million and is reflected as a component of equity investments, and other deferred credits and other liabilities on the Consolidated Balance Sheet.

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

Under this Plan, 19,250,000 shares were authorized for issuance of which the total shares awarded to date include 16.9 million stock options, 222,143 shares of restricted stock, and 891,555 performance shares. At June 30, 2007, after adjusting for forfeitures, there are approximately 3.0 million shares still eligible to be granted under the Incentive Plan. In addition, under previous plans, there were an additional 1.7 million shares authorized for which approximately 1.2 million stock options were awarded.

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

---------------------------------------------------------------------------------------------------------------------------
                                                                                                   Six Months Ended
                                                                                             June 30,              June 30,
(In Millions of Dollars)                                                                       2007                  2006
---------------------------------------------------------------------------------------------------------------------------
Performance shares                                                                             $ 3.6                 $ 4.6
Restricted stock                                                                                 1.4                   3.8
Stock options                                                                                    1.4                   3.1
EDSPP discount                                                                                   2.3                   2.7
---------------------------------------------------------------------------------------------------------------------------
Total stock-based compensation included in operations and maintenance expense                    8.7                  14.2
Income tax benefit                                                                              (3.0)                 (5.0)
---------------------------------------------------------------------------------------------------------------------------
Total stock based compensation expense, net of tax                                             $ 5.7                 $ 9.2
---------------------------------------------------------------------------------------------------------------------------

SFAS 123R requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. During the six months ended June 30, 2007 and 2006 cash received from stock options exercised was $10.8 million and $18.1 million, respectively. The tax benefit realized for tax deductions from stock options exercised during the six months ended June 30, 2007 and 2006 was less than the recognized compensation expense and accordingly there were no excess tax deductions reported in the financing section of the Consolidated Statement of Cash Flows.

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

The 2006 performance share award reflects the new performance condition criteria under SFAS 123R. In 2006, 315,900 performance shares were granted. Performance shares were granted with a three-year performance period with a threshold, target and maximum performance level. The number of performance shares earned at the end of the performance period can range from 0% to 150% of the shares granted and will be linked to two performance measures: the percentage improvement in return on invested capital, or "ROIC," and KeySpan's cumulative three-year total stockholder return, or "TSR," relative to the cumulative three-year TSR for the Standard and Poor's Utilities Group, using a matrix approach that encompasses both measures. The ROIC goal will act as the primary trigger. If the ROIC goal performance is below the threshold level, all shares shall be forfeited without payment. Upon a change of control, performance shares shall be distributed based upon the greater of the number of performance shares awarded at target level or the number of shares earned based on actual performance through the change of control date. Performance share awards were priced at fair value on the date of grant. The unearned compensation as of June 30, 2007, associated with all of the performance share awards was $8.1 million.

There were no performance share awards granted during the six months ended June 30, 2007.

Restricted Stock Awards

KeySpan has made certain grants of restricted stock to officers, directors and certain other management employees under the Incentive Plan. Awards of restricted stock were made in 2002, 2005, 2006 and 2007. These awards may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to these awards is being amortized to compensation expense over the period in which the awards vest. The share-based expense for these awards was determined based on the fair value of the stock at the date of grant applied to the total number of shares that were anticipated to fully vest. Upon a change of control, all restricted stock awards will vest immediately. The unearned compensation as of June 30, 2007, associated with restricted stock was $6.1 million.

Employee Discount Stock Purchase Plan

KeySpan's Employee Discount Stock Purchase Plan ("EDSPP") allows KeySpan employees to purchase shares of KeySpan stock at a 10% discount through payroll deductions. KeySpan is currently expensing the discount. The number of shares of common stock authorized for issuance under the EDSPP is 1,750,000 shares and there are 245,532 shares remaining to be issued.

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

A summary of the status of our fixed stock option plans and changes is presented below for the six months ended June 30, 2007:


----------------------------------------------------------------------------------------------------------
                                                                           Weighted           Aggregate
                                                                            Average        Intrinsic Value
               Fixed Options                             Shares          Exercise Price      (In Millions)
----------------------------------------------------------------------------------------------------------
Outstanding at beginning of period                     9,403,104             $ 33.82
Exercised                                               (305,337)            $ 34.47
Forfeited                                                 (7,610)            $ 38.27
----------------------------------------------------------------------------------------------------------
Outstanding at end of period                           9,090,157             $ 33.79        $ 70.8
----------------------------------------------------------------------------------------------------------
Exercisable at end of period                           7,762,938             $ 33.13        $ 65.6
----------------------------------------------------------------------------------------------------------

The total intrinsic value of the options exercised during the six months ended June 30, 2007 and 2006 was approximately $2.1 million and $4.5 million, respectively.

------------------------------------------------------------------------------------------------------------------------------------
                  Options Outstanding                        Range of              Options
Remaining                  at            Weighted Average    Exercise             Exercisable      Weighted Average     Range of
Contractual Life     June 30, 2007        Exercise Price       Price          at June 30, 2007       Exercise Price   Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
 1 years                 185,000              $ 32.63         $32.63               185,000              $ 32.63          $32.63
 2 years                 670,108              $ 28.02     $24.73 - $29.38          670,108              $ 28.02      $24.73 - $29.38
 3 years                 381,741              $ 26.98     $21.99 - $27.06          381,741              $ 26.98      $21.99 - $27.06
 4 years                 936,427              $ 22.70     $22.50 - $32.76          936,427              $ 22.70      $22.50 - $32.76
 5 years               1,437,433              $ 39.50         $39.50             1,437,433              $ 39.50          $39.50
 6 years               1,669,525              $ 32.66         $32.66             1,669,525              $ 32.66          $32.66
 7 years               1,118,988              $ 32.40         $32.40               919,708              $ 32.40          $32.40
 8 years               1,370,165              $ 37.54         $37.54               948,405              $ 37.54          $37.54
 9 years               1,320,770              $ 39.25         $39.25               614,591              $ 39.25          $39.25
------------------------------------------------------------------------------------------------------------------------------------
                       9,090,157                                                 7,762,938
------------------------------------------------------------------------------------------------------------------------------------

As of June 30, 2007, there are approximately 1.3 million options which have not yet vested. The unearned compensation cost related to these stock option awards is $1.8 million which is expected to be recognized over the next two years.

8. POSTRETIREMENT BENEFITS

Pension Plans: The following information represents the consolidated net periodic pension cost for the three and six months ended June 30, 2007 and 2006, for our noncontributory defined benefit pension plans which cover substantially all employees. Benefits are based on years of service and compensation. Funding for pensions is in accordance with requirements of federal law and regulations.

KEDLI and Boston Gas Company are subject to certain deferral accounting requirements mandated by the NYPSC and the MADTE, respectively for pension costs and other postretirement benefit costs. Further, KeySpan's electric subsidiaries are subject to certain "true-up" provisions in accordance with the LIPA service agreements.

The calculation of net periodic pension cost is as follows:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                Three Months Ended June 30,             Six Months Ended June 30,
(In Millions of Dollars)                                         2007                 2006             2007                  2006
-----------------------------------------------------------------------------------------------------------------------------------
Service cost, benefits earned during the period              $    14.8           $     16.0       $     30.5            $     32.1
Interest cost on projected benefit obligation                     39.1                 38.6             79.7                  77.2
Expected return on plan assets                                   (52.0)               (47.0)          (104.1)                (94.0)
Net amortization and deferral                                     13.0                 21.9             28.9                  43.8
-----------------------------------------------------------------------------------------------------------------------------------
Total pension cost                                           $    14.9           $     29.5       $     35.0            $     59.1
-----------------------------------------------------------------------------------------------------------------------------------


Other Postretirement Benefits: The following information represents the consolidated net periodic other postretirement benefit cost for the three and six months ended June 30, 2007 and 2006 for our noncontributory defined benefit plans covering certain health care and life insurance benefits for retired employees. We have been funding a portion of future benefits over employees' active service lives through Voluntary Employee Beneficiary Association ("VEBA") trusts. Contributions to VEBA trusts are tax deductible, subject to limitations contained in the Internal Revenue Code.

Net  periodic   other   postretirement   benefit  cost  included  the  following
components:

-------------------------------------------------------------------------------------------------------------------------------
                                                                Three Months Ended June 30,           Six Months Ended June 30,
(In Millions of Dollars)                                         2007                2006             2007                2006
-------------------------------------------------------------------------------------------------------------------------------
Service cost, benefits earned during the period               $   5.2             $   7.0          $  11.3             $  13.9
Interest cost on accumulated
   postretirement benefit obligation                             18.0                20.1             37.4                40.3
Expected return on plan assets                                   (9.5)               (9.2)           (19.3)              (18.3)
Net amortization and deferral                                    10.0                16.7             22.2                33.3
-------------------------------------------------------------------------------------------------------------------------------
Other postretirement cost                                     $  23.7             $  34.6          $  51.6             $  69.2
-------------------------------------------------------------------------------------------------------------------------------

During the first six months of 2007, KeySpan contributed $28.0 million to its pension plans. KeySpan anticipates contributing an additional $103.0 million to its other postretirement benefit plans during the remainder of 2007. Estimated contribution levels are subject to change based on future market returns, interest rates and certain other measurements. Actual contributions, therefore, may vary from these levels.

9. COMMERCIAL PAPER

At June 30, 2007, KeySpan had two credit facilities totaling $1.5 billion - $920 million for five years through 2010, and $580 million through 2009, which continue to support KeySpan's commercial paper program for ongoing working capital needs.

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

The facilities contain certain affirmative and negative operating covenants, including restrictions on KeySpan's ability to mortgage, pledge, encumber or otherwise subject its utility property to any lien, as well as certain financial covenants that require us to, among other things, maintain a consolidated indebtedness to consolidated capitalization ratio of no more than 65% at the last day of any fiscal quarter. Violation of these covenants could result in the termination of the facilities and the required repayment of amounts borrowed thereunder, as well as possible cross defaults under other debt agreements. At June 30, 2007, KeySpan's consolidated indebtedness was 49.4% of its consolidated capitalization and KeySpan was in compliance with all covenants.

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

At June 30, 2007, we had cash and temporary cash investments of $496.5 million. During the first six months of 2007, we borrowed $46.5 million of commercial paper and, at June 30, 2007, $131.5 million of commercial paper was outstanding. At June 30, 2007, KeySpan had the ability to issue up to an additional $1.4 billion, under its commercial paper program.

10. 2006 LIPA SETTLEMENT

LIPA is a corporate municipal instrumentality and a political subdivision of the State of New York. On May 28, 1998, certain of the Long Island Lighting Company's ("LILCO's") business units were merged with KeySpan and LILCO's common stock and remaining assets were acquired by LIPA. Also effective on that date, KeySpan and LIPA entered into three major long-term service agreements that (i) provide to LIPA all operation, maintenance and construction services and significant administrative services relating to the Long Island electric transmission and distribution ("T&D") system pursuant to a Management Services Agreement (the "1998 MSA"); (ii) supply LIPA with electric generating capacity, energy conversion and ancillary services from our Long Island generating units pursuant to a Power Supply Agreement (the "1998 PSA") and other long-term agreements through which we provide LIPA with approximately one half of its customers' energy needs; and (iii) manage all aspects of the fuel supply for our Long Island generating facilities, as well as all aspects of the capacity and energy owned by or under contract to LIPA pursuant to an Energy Management Agreement (the "1998 EMA"). We also purchase energy, capacity and ancillary services in the open market on LIPA's behalf under the 1998 EMA. The 1998 MSA, 1998 PSA and 1998 EMA all became effective on May 28, 1998 and are collectively referred to as the "1998 LIPA Agreements".

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

Following the announcement of the pending Merger of KeySpan and National Grid plc, LIPA, National Grid plc and KeySpan engaged in discussions concerning the impact of the transaction on LIPA's operations. KeySpan, National Grid plc and LIPA have reached an agreement pursuant to which LIPA agreed to waive its contractual right to terminate the 1998 LIPA Agreements and the 2006 LIPA Agreements upon consummation of the Merger between KeySpan and National Grid plc, in exchange for enhancements to certain of the 2006 LIPA Agreements and certain other considerations. The amended and enhanced agreements become effective upon completion of the Merger between KeySpan and National Grid plc and are subject to approval by the New York State Attorney General and the New York State Comptroller.

2006 Settlement Agreement

Pursuant to the terms of the 2006 Settlement Agreement, KeySpan and LIPA agreed to resolve issues that have existed between the parties relating to the various 1998 LIPA Agreements. In addition to the resolution of these matters, KeySpan's entitlement to utilize LILCO's available tax credits and other tax attributes increase from approximately $50 million to approximately $200 million. These credits and attributes may be used to satisfy KeySpan's previously incurred indemnity obligation to LIPA for any federal income tax liability that results from the settlement with the IRS regarding the audit of LILCO's tax returns for the years ended December 31, 1996 through March 31, 1999. On October 30, 2006, the IRS submitted the settlement provisions of the concluded IRS audit to the Joint Committee on Taxation for approval. Key provisions of the settlement included the resolution of the tax basis of assets transferred to KeySpan at the time of the KeySpan/LILCO merger, the tax deductibility of certain merger related costs and the tax deductibility of certain environmental expenditures. The settlement enabled KeySpan to utilize 100% of the available tax credits. (See KeySpan's Annual Report on Form 10-K for the year ended December 31, 2006
Note 3 to the Consolidated Financial Statements "Income Taxes" for additional information of the settlement.) In recognition of these items, as well as for the modification and extension of the 1998 MSA and the amendments to the GPRA, upon effectiveness of the Settlement Agreement KeySpan will record a contractual asset in the amount of approximately $160 million, of which approximately $110 million will be attributed to the right to utilize such additional credits and attributes and approximately $50 million will be amortized over the eight year term of the 2006 MSA. In order to compensate LIPA for the foregoing, KeySpan will pay LIPA $69 million in cash and will settle certain accounts receivable in the amount of approximately $90 million due from LIPA.

Generation Purchase Rights Agreement and 2006 Option Agreement.

Under an amended GPRA, LIPA had the right to acquire certain of KeySpan's Long Island-based generating assets formerly owned by LILCO, at fair market value at the time of the exercise of such right. LIPA was initially required to make a determination by May 2005, but KeySpan and LIPA agreed to extend the date by which LIPA was to make this determination to December 15, 2005. As part of the 2006 settlement between KeySpan and LIPA, the parties entered into the 2006 Option Agreement whereby LIPA had the option during the period January 1, 2006 to December 31, 2006 to purchase only the steam generating units at KeySpan's Far Rockaway and/or E.F. Barrett Generating Stations (and certain related assets) at a price equal to the net book value of each facility. In December 2006, KeySpan and LIPA entered into an amendment to the 2006 Option Agreement whereby the parties agreed to extend the expiration of the option period to the later of (i) December 31, 2007 or (ii) 180 days following the effective date of the 2006 Option Agreement. Pursuant to the National Grid plc, KeySpan and LIPA negotiations, the parties further amended the 2006 Option Agreement to extend the expiration of the option period to May 31, 2008. The 2006 Option Agreement, as amended, replaces the GPRA, the expiration of which has been stayed pending effectiveness of the 2006 LIPA Agreements. In the event such agreements do not become effective by reason of failure to secure any of the requisite governmental approvals, the GPRA will be reinstated for a period of 90 days from the date such approval is denied. If LIPA were to exercise the option and purchase one or both of the generation facilities (i) LIPA and KeySpan will enter into an operation and maintenance agreement, pursuant to which KeySpan will continue to operate these facilities, through May 28, 2013, for a fixed management fee plus reimbursement for certain costs; and (ii) the 1998 PSA and 1998 EMA will be amended to reflect that the purchased generating facilities would no longer be covered by those agreements. It is anticipated that the fees received pursuant to the operation and maintenance agreement will offset the reduction in the operation and maintenance expense recovery component of the 1998 PSA and the reduction in fees under the 1998 EMA.

Management Services Agreements

In place of the previous compensation structure (whereby KeySpan was reimbursed for budgeted costs, and earned a management fee and certain performance and cost-based incentives), KeySpan's compensation for managing the T&D System under the 2006 MSA consists of two components: a minimum compensation component of $224 million per year and a variable component based on electric sales. The $224 million component remains unchanged for three years and then increase annually by 1.7%, plus inflation. The variable component, which comprises no more than 20% of KeySpan's compensation under the 2006 MSA, is based on electric sales on Long Island exceeding a base amount of 16,558 gigawatt hours, increasing by 1.7% in each year. Above that level, KeySpan receives approximately 1.34 cents per kilowatt hour for the first contract year, 1.29 cents per kilowatt hour in the second contract year (plus an annual inflation adjustment), 1.24 cents per kilowatt hour in the third contract year (plus an annual inflation adjustment), with the per kilowatt hour rate thereafter adjusted annually by inflation. Subject to certain limitations, KeySpan retains all operational efficiencies realized during the term of the 2006 MSA.

LIPA will continue to reimburse KeySpan for certain expenditures incurred in connection with the operation and maintenance of the T&D System, and other payments made on behalf of LIPA, including: real property and other T&D System taxes, return postage, capital construction expenditures and storm costs.

Upon approval, the 2006 LIPA Agreements will be effective retroactive to January 1, 2006. KeySpan's reported operating income and net income for the three and six months ended June 30, 2007 and 2006 under the 2006 MSA are substantially the same as they would have been if the terms and provisions of the 1998 MSA had continued to be applied. At this point in time, KeySpan is unable to estimate what the impact would be to its results of operations, financial position and cash flows if the 2006 LIPA Agreements do not become fully effective.

11. ADOPTION OF FASB INTERPRETATION NUMBER 48

On July 13, 2006 the FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes" and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on: the classification of unrecognized tax benefits; disclosures for interest and penalties; accounting and disclosures for interim reporting periods; and transition requirements. FIN 48 was effective for fiscal years beginning after December 15, 2006.

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

KeySpan recognizes interest accrued related to unrecognized tax benefits in tax expense on the Consolidated Statement of Income. During the years ended December 31, 2006, 2005 and 2004, we recognized approximately $0.9 million, $7.6 million and $0.4 million in interest, respectively. KeySpan had accrued interest payable of $8.9 million and $8.0 million at December 31, 2006 and 2005, respectively. Upon adoption of FIN 48, on January 1, 2007, KeySpan increased its accrued interest payable to $24.3 million, which is included in the total of unrecognized benefits as of the date of adoption. KeySpan recorded an additional $2.3 million and $4.7 million of accrued interest during the three and six months ended June 30, 2007, respectively. We do not anticipate that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

KeySpan is subject to federal, state and local income tax. Through its various subsidiaries, KeySpan operates predominately in New York, Massachusetts and New Hampshire. The following table summarizes the open tax years for each major jurisdiction:


-----------------------------------------------
       Jurisdiction            Open Tax Years
-----------------------------------------------

Federal                          2000 - 2006
New York State                   2000 - 2006
New York City                    2000 - 2006
Massachusetts                    2000 - 2006
New Hampshire                    2003 - 2006
-----------------------------------------------


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

------------------------------------------------------------------------------------------------------------------------------------
                               Statement of Income
------------------------------------------------------------------------------------------------------------------------------------
                                                                       Three Months Ended June 30, 2007
(In Millions of Dollars)                        Guarantor          KEDLI        Other Subsidiaries    Eliminations     Consolidated
------------------------------------------------------------------------------------------------------------------------------------
                                             ---------------------------------------------------------------------------------------
Revenues                                           $  0.2         $ 276.5              $ 1,253.9          $  (0.2)        $ 1,530.4
                                             ---------------------------------------------------------------------------------------
Operating Expenses
  Purchased gas                                         -           175.1                  474.3                -             649.4
  Fuel and purchased power                              -               -                  138.1                -             138.1
  Operations and maintenance                         (7.3)           36.5                  382.2                -             411.4
  Intercompany expense                                  -             1.5                   (1.3)            (0.2)                -
  Depreciation and amortization                         -            21.2                   83.4                -             104.6
  Operating taxes                                       -            15.6                   83.1                -              98.7
                                             ---------------------------------------------------------------------------------------
Total Operating Expenses                             (7.3)          249.9                1,159.8             (0.2)          1,402.2
                                             ---------------------------------------------------------------------------------------
Income from equity investments                       52.9               -                    4.9            (52.9)              4.9
 Gain on sale of assets                                 -               -                    0.3                -               0.3
                                             ---------------------------------------------------------------------------------------
Operating Income                                     60.4            26.6                   99.3            (52.9)            133.4
                                             ---------------------------------------------------------------------------------------

Interest charges                                    (46.5)          (15.4)                 (23.8)            16.1             (69.6)
Other income and (deductions)                        35.4             1.9                   (2.9)           (16.1)             18.3
                                             ---------------------------------------------------------------------------------------
Total Other Income and (Deductions)                 (11.1)          (13.5)                 (26.7)               -             (51.3)

Income Taxes (Benefit)                               (2.9)            5.6                   27.2                -              29.9
                                             ---------------------------------------------------------------------------------------
Net Income                                         $ 52.2         $   7.5              $    45.4          $ (52.9)        $    52.2
                                             =======================================================================================
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                               Statement of Income
------------------------------------------------------------------------------------------------------------------------------------
                                                                       Three Months Ended June 30, 2006
(In Millions of Dollars)                        Guarantor          KEDLI        Other Subsidiaries    Eliminations     Consolidated
------------------------------------------------------------------------------------------------------------------------------------
                                             ---------------------------------------------------------------------------------------
Revenues                                           $  0.2         $ 245.9              $ 1,131.8          $  (0.2)        $ 1,377.7
                                             ---------------------------------------------------------------------------------------
Operating Expenses
  Purchased gas                                         -           153.8                  386.0                -             539.8
  Fuel and purchased power                              -               -                  115.7                -             115.7
  Operations and maintenance                          9.3            34.5                  376.8                -             420.6
  Intercompany expense                                  -             1.4                   (1.4)               -                 -
  Depreciation and amortization                         -            18.7                   82.5                -             101.2
  Operating taxes                                       -            15.3                   80.5                -              95.8
                                             ---------------------------------------------------------------------------------------
Total Operating Expenses                              9.3           223.7                1,040.1                -           1,273.1
                                             ---------------------------------------------------------------------------------------
Income from equity investments                       49.3               -                    2.9            (49.3)              2.9
                                             ---------------------------------------------------------------------------------------
Operating Income (Loss)                              40.2            22.2                   94.6            (49.5)            107.5
                                             ---------------------------------------------------------------------------------------

Interest charges                                    (39.9)          (13.2)                 (14.3)             8.0             (59.4)
Other income and (deductions)                        26.5             0.9                  (13.4)            (7.8)              6.2
                                             ---------------------------------------------------------------------------------------
Total Other Income and (Deductions)                 (13.4)          (12.3)                 (27.7)             0.2             (53.2)

Income Taxes (Benefit)                              (22.6)            5.5                   22.0                -               4.9
                                             ---------------------------------------------------------------------------------------
Net Income                                         $ 49.4         $   4.4              $    44.9          $ (49.3)        $    49.4
                                             =======================================================================================
------------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                               Statement of Income
-----------------------------------------------------------------------------------------------------------------------------------
                                                                         Six Months Ended June 30, 2007
(In Millions of Dollars)                        Guarantor         KEDLI        Other Subsidiaries    Eliminations     Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
                                          -----------------------------------------------------------------------------------------
Revenues                                         $   0.3         $ 871.0              $ 3,521.8         $   (0.2)        $ 4,392.9
                                          -----------------------------------------------------------------------------------------
Operating Expenses
  Purchased gas                                        -           569.4                1,752.7                -           2,322.1
  Fuel and purchased power                             -               -                  266.3                -             266.3
  Operations and maintenance                        (5.9)           74.4                  773.8                -             842.3
  Intercompany expense                                 -             2.8                   (2.6)            (0.2)                -
  Depreciation and amortization                        -            49.6                  167.3                -             216.9
  Operating taxes                                      -            34.3                  186.9                -             221.2
                                          -----------------------------------------------------------------------------------------
Total Operating Expenses                            (5.9)          730.5                3,144.4             (0.2)          3,868.8
                                          -----------------------------------------------------------------------------------------
Income from equity investments                     273.1               -                    8.5           (273.1)              8.5
 Gain on sale of assets                                -               -                    0.3                -               0.3
                                          -----------------------------------------------------------------------------------------
Operating Income                                   279.3           140.5                  386.2           (273.1)            532.9
                                          -----------------------------------------------------------------------------------------

Interest charges                                   (87.4)          (28.1)                 (43.5)            27.9            (131.1)
Other income and (deductions)                       66.1             3.7                  (15.5)           (27.9)             26.4
                                          -----------------------------------------------------------------------------------------
Total Other Income and (Deductions)                (21.3)          (24.4)                 (59.0)               -            (104.7)

Income Taxes (Benefit)                              (7.6)           43.5                  126.7                -             162.6
                                          -----------------------------------------------------------------------------------------
Net Income                                       $ 265.6         $  72.6              $   200.5         $ (273.1)        $   265.6
                                          =========================================================================================
-----------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------
                               Statement of Income
------------------------------------------------------------------------------------------------------------------------------------
                                                                           Six Months Ended June 30, 2006
(In Millions of Dollars)                         Guarantor         KEDLI         Other Subsidiaries    Eliminations     Consolidated
------------------------------------------------------------------------------------------------------------------------------------
                                           -----------------------------------------------------------------------------------------
Revenues                                          $   0.3         $ 789.6              $ 3,249.2         $   (0.3)        $ 4,038.8
                                           -----------------------------------------------------------------------------------------
Operating Expenses
  Purchased gas                                         -           518.7                1,532.5                -           2,051.2
  Fuel and purchased power                              -               -                  245.7                -             245.7
  Operations and maintenance                         17.3            70.9                  738.5                -             826.7
  Intercompany expense                                  -             2.6                   (2.6)               -                 -
  Depreciation and amortization                         -            43.8                  167.6                -             211.4
  Operating taxes                                       -            33.0                  181.1                -             214.0
                                           -----------------------------------------------------------------------------------------
Total Operating Expenses                             17.3           669.0                2,862.8                -           3,549.0
                                           -----------------------------------------------------------------------------------------
Income from equity investments                      265.9               -                    6.3           (265.9)              6.3
 Gain on sale of assets                                 -             0.1                    0.4                -               0.5
                                           -----------------------------------------------------------------------------------------
Operating Income (Loss)                             248.9           120.7                  393.2           (266.2)            496.6
                                           -----------------------------------------------------------------------------------------

Interest charges                                    (79.7)          (27.4)                 (31.0)            12.4            (125.6)
Other income and (deductions)                        59.3             1.0                  (30.6)           (12.1)             17.6
                                           -----------------------------------------------------------------------------------------
Total Other Income and (Deductions)                 (20.4)          (26.4)                 (61.6)             0.3            (108.0)

Income Taxes (Benefit)                              (28.9)           35.4                  124.7                -             131.2
                                           -----------------------------------------------------------------------------------------
Net Income                                        $ 257.4         $  59.0              $   206.9         $ (265.9)        $   257.4
                                           =========================================================================================
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Balance Sheet
------------------------------------------------------------------------------------------------------------------------------------
                                                                                June 30, 2007
(In Millions of Dollars)                         Guarantor         KEDLI      Other Subsidiaries     Eliminations       Consolidated
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash & temporary cash investments            $     0.1       $   227.6         $    268.8          $        -         $    496.5
   Accounts receivable, net                           0.6           197.9              749.8                   -              948.3
   Other current assets                               1.0           234.6              957.1                   -            1,192.7
                                            ----------------------------------------------------------------------------------------
                                                      1.7           660.1            1,975.7                   -            2,637.5
                                            ----------------------------------------------------------------------------------------

                                            ----------------------------------------------------------------------------------------
Equity Investments  and Other                     5,147.7               -              159.3            (5,014.3)             292.7
                                            ----------------------------------------------------------------------------------------
Property
   Gas                                                  -               -            7,825.7                   -            7,825.7
   Electric                                             -         2,252.0              354.4                   -            2,606.4
   Other                                                -             1.3              615.3                   -              616.6
   Accumulated depreciation
    and depletion                                       -          (452.2)          (2,923.0)                  -           (3,375.2)
                                            ----------------------------------------------------------------------------------------
                                                        -         1,801.1            5,872.4                   -            7,673.5
                                            ----------------------------------------------------------------------------------------
Intercompany Accounts Receivable                    964.9           257.0            2,013.8            (3,235.7)                 -
                                            ----------------------------------------------------------------------------------------
Deferred Charges                                  1,959.2           448.8            1,226.2                   -            3,634.2
                                            ----------------------------------------------------------------------------------------
Total Assets                                    $ 8,073.5       $ 3,167.0         $ 11,247.4          $ (8,250.0)        $ 14,237.9
                                            ========================================================================================

LIABILITIES AND CAPITALIZATION
Current Liabilities
   Accounts payable and other liabilities       $    49.8       $    75.5         $    634.0          $        -         $    759.3
   Commercial paper                                 131.5               -                  -                   -              131.5
   Other current liabilities                        356.8           171.0              239.7                   -              767.5
                                            ----------------------------------------------------------------------------------------
                                                    538.1           246.5              873.7                   -            1,658.3
Intercompany Accounts Payable                        11.1           623.2            1,013.7            (1,648.0)                 -
                                            ----------------------------------------------------------------------------------------

Deferred Credits and Other Liabilities
Deferred income tax                                   4.6           420.4              665.7                   -            1,090.7
Postretirement benefits and other reserves        1,067.2           143.4              447.2                   -            1,657.8
Other deferred credits and liabilities              148.0            37.6              851.3                   -            1,036.9
                                            ----------------------------------------------------------------------------------------
                                                  1,219.8           601.4            1,964.2                   -            3,785.4
                                            ----------------------------------------------------------------------------------------
Capitalization
Common shareholders' equity                       4,603.2         1,070.0            3,996.1            (5,014.3)           4,655.0
Long-term debt and capital leases                 1,701.3           625.9            3,383.6            (1,587.7)           4,123.1
                                            ----------------------------------------------------------------------------------------
Total Capitalization                              6,304.5         1,695.9            7,379.7            (6,602.0)           8,778.1
                                            ----------------------------------------------------------------------------------------
Minority Interest in Subsidiary Companies               -               -               16.1                   -               16.1
                                            ----------------------------------------------------------------------------------------
Total Liabilities & Capitalization              $ 8,073.5       $ 3,167.0         $ 11,247.4          $ (8,250.0)        $ 14,237.9
                                            ========================================================================================
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Balance Sheet
------------------------------------------------------------------------------------------------------------------------------------
                                                                               December 31, 2006
(In Millions of Dollars)                         Guarantor         KEDLI       Other Subsidiaries      Eliminations     Consolidated
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash & temporary cash investments             $   140.5      $    34.7          $     35.7         $        -         $    210.9
   Accounts receivable, net                            0.5          175.6               710.7                  -              886.8
   Other current assets                                1.5          314.0             1,373.8                  -            1,689.3
                                          ------------------------------------------------------------------------------------------
                                                     142.5          524.3             2,120.2                  -            2,787.0
                                          ------------------------------------------------------------------------------------------

Equity Investments and Other                       4,837.5              -               144.0           (4,711.8)             269.7
                                          ------------------------------------------------------------------------------------------
Property
   Gas                                                   -        2,164.4             5,475.0                  -            7,639.4
   Other                                                 -           32.3             3,171.5                  -            3,203.8
   Accumulated depreciation
    and depletion                                        -         (434.7)           (2,830.2)                 -           (3,264.9)
                                          ------------------------------------------------------------------------------------------
                                                         -        1,762.0             5,816.3                  -            7,578.3
                                          ------------------------------------------------------------------------------------------

Intercompany Accounts Receivable                     969.1           80.8             1,682.9           (2,732.8)                 -

Deferred Charges                                   1,942.3          502.0             1,358.2                  -            3,802.5

                                          ------------------------------------------------------------------------------------------
Total Assets                                     $ 7,891.4      $ 2,869.1          $ 11,121.6         $ (7,444.6)        $ 14,437.5
                                          ==========================================================================================

LIABILITIES AND CAPITALIZATION
Current Liabilities
   Accounts payable and other liabilities        $    57.2      $   118.9          $    849.9         $        -         $  1,026.0
   Commercial paper                                   85.0              -                   -                  -               85.0
   Other current liabilities                         231.8           71.4               293.8                  -              597.0
                                          ------------------------------------------------------------------------------------------
                                                     374.0          190.3             1,143.7                  -            1,708.0
                                          ------------------------------------------------------------------------------------------
Intercompany Accounts Payable                          2.6          319.4               897.0           (1,219.0)                 -
                                          ------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
Deferred income tax                                  (24.3)         407.0               793.7                  -            1,176.4
Other deferred credits and liabilities             1,216.1          204.7             1,178.7                  -            2,599.5
                                          ------------------------------------------------------------------------------------------
                                                   1,191.8          611.7             1,972.4                  -            3,775.9
                                          ------------------------------------------------------------------------------------------
Capitalization
Common shareholders' equity                        4,461.2          996.8             3,772.6           (4,711.8)           4,518.8
Long-term debt and capital leases                  1,861.8          750.9             3,320.2           (1,513.8)           4,419.1
                                          ------------------------------------------------------------------------------------------
Total Capitalization                               6,323.0        1,747.7             7,092.8           (6,225.6)           8,937.9
                                          ------------------------------------------------------------------------------------------
Minority Interest in Subsidiary Companies                -              -                15.7                  -               15.7
                                          ------------------------------------------------------------------------------------------
Total Liabilities & Capitalization               $ 7,891.4      $ 2,869.1          $ 11,121.6         $ (7,444.6)        $ 14,437.5
                                          ==========================================================================================
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Statement of Cash Flows
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    Six Months Ended June 30, 2007
                                                    --------------------------------------------------------------------------------
(In Millions of Dollars)                                     Guarantor           KEDLI          Other Subsidiaries      Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net Cash Provided by Operating Activities                    $   25.7           $ 224.4               $ 355.8               $ 605.9
                                                    --------------------------------------------------------------------------------
Investing Activities
   Construction expenditures                                        -             (42.4)               (203.7)               (246.1)
   Cost of removal                                                  -              (3.9)                (10.1)                (14.0)
   Derivative margin calls                                          -              15.2                  27.5                  42.7
   Return of investment                                             -                 -                   7.6                   7.6
                                                    --------------------------------------------------------------------------------
Net Cash (Used in) Investing Activities                             -             (31.1)               (178.7)               (209.8)
                                                    --------------------------------------------------------------------------------
Financing Activities
   Treasury stock issued                                         10.4                 -                     -                  10.4
   Issuance (payment) of debt, net                               46.5                 -                  (0.6)                 45.9
   Common stock dividends paid                                 (166.8)                -                     -                (166.8)
   Intercompany dividend payments                                 2.0                 -                  (2.0)                    -
   Net intercompany accounts                                    (58.2)             (0.4)                 58.6                     -
                                                                                                                                  -
                                                    --------------------------------------------------------------------------------
Net Cash (Used in) Provided by Financing Activities            (166.1)             (0.4)                 56.0                (110.5)
                                                    --------------------------------------------------------------------------------
Net (Decrease) Increase in Cash and Cash Equivalents         $ (140.4)          $ 192.9               $ 233.1               $ 285.6
Cash and Cash Equivalents at Beginning of Period                140.5              34.7                  35.7                 210.9
                                                    --------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                   $    0.1           $ 227.6               $ 268.8               $ 496.5
                                                    ================================================================================
------------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------
Statement of Cash Flows
------------------------------------------------------------------------------------------------------------------------------------
                                                                                              Six Months Ended June 30, 2006
                                                        ----------------------------------------------------------------------------
(In Millions of Dollars)                                           Guarantor          KEDLI       Other Subsidiaries    Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net Cash Provided by (Used in) Operating Activities                 $ (56.0)          $ 263.9              $ 581.6          $ 789.5
                                                        ----------------------------------------------------------------------------
Investing Activities
   Capital expenditures                                                   -             (41.2)              (205.8)          (247.0)
   Cost of removal                                                        -              (3.8)               (11.9)           (15.7)
                                                        ----------------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities                       -             (45.0)              (217.7)          (262.7)
                                                        ----------------------------------------------------------------------------
Financing Activities
   Treasury stock issued                                               18.8                 -                    -             18.8
   Payment of debt, net                                              (467.6)                -                    -           (467.6)
   Common and preferred stock dividends paid                         (162.4)                -                    -           (162.4)
   Net intercompany accounts                                          602.2            (219.3)              (382.9)               -
                                                                                                                                  -
                                                        ----------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities                    (9.0)           (219.3)              (382.9)          (611.2)
                                                        ----------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                $ (65.0)          $  (0.4)             $ (19.0)         $ (84.4)
Cash and Cash Equivalents at Beginning of Period                       79.5               3.5                 41.5            124.5
                                                        ----------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                          $  14.5           $   3.1              $  22.5          $  40.1
                                                        ============================================================================
------------------------------------------------------------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Review of Results

The following is a summary of transactions affecting comparative earnings for the three and six months ended June 30, 2007, compared to the three and six months ended June 30, 2006. Capitalized terms used in the following discussion, but not otherwise defined, have the same meaning as when used in the Notes to the Consolidated Financial Statements included under Item 1. References to "KeySpan," "we," "us," and "our" mean KeySpan Corporation, together with its consolidated subsidiaries.

Operating income by segment, as well as consolidated earnings for common stock is set forth in the following table for the periods indicated.

---------------------------------------------------------------------------------------------------------------------------
(In Millions of Dollars, Except per Share)
---------------------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended June 30,          Six Months Ended June 30,
                                                                2007             2006                2007             2006
---------------------------------------------------------------------------------------------------------------------------
Gas Distribution                                              $ 61.4           $ 39.5             $ 464.0          $ 376.0
Electric Services                                               44.3             62.4                42.8            127.3
Energy Services                                                  2.0              2.0                 3.4              1.6
Energy Investments                                               5.5              3.7                10.5              6.7
Eliminations and other                                          20.2             (0.1)               12.2            (15.0)
---------------------------------------------------------------------------------------------------------------------------
Operating Income                                               133.4            107.5               532.9            496.6
---------------------------------------------------------------------------------------------------------------------------
Other Income and (Deductions)
   Interest charges                                            (69.6)           (59.4)             (131.1)          (125.6)
   Other income and (deductions)                                18.3              6.2                26.4             17.6
---------------------------------------------------------------------------------------------------------------------------
                                                               (51.3)           (53.2)             (104.7)          (108.0)
---------------------------------------------------------------------------------------------------------------------------
Income taxes                                                    29.9              4.9               162.6            131.2
---------------------------------------------------------------------------------------------------------------------------
Earnings for Common Stock                                     $ 52.2           $ 49.4             $ 265.6          $ 257.4
---------------------------------------------------------------------------------------------------------------------------

Basic Earnings per Share                                      $ 0.30           $ 0.28             $  1.51          $  1.47
---------------------------------------------------------------------------------------------------------------------------

Results of Operations Quarter Ended June 30, 2007 vs 2006

KeySpan's earnings for common stock for the three months ended June 30, 2007 were $52.2 million, or $0.30 per share, compared to $49.4 million or $0.28 per share realized during the three months ended June 30, 2006, an increase of $2.8 million, or $0.02 per share. The favorable comparative operating results reflect: (i) an increase in operating income; offset by (ii) higher interest expense and (iii) an increase in comparative income tax expense due, in part, to the benefits recorded in 2006 related to the settlement of certain outstanding issues with the New York City Department of Taxation and Finance and the Internal Revenue Service ("IRS").

As indicated in the above table, operating income increased $25.9 million, or 24% for the quarter ended June 30, 2007, compared to the corresponding quarter last year. The Gas Distribution segment realized an increase in operating income of $21.9 million, which was, for the most part, offset by a decrease in operating income associated with KeySpan's electric operations of $18.1 million. Operating income from the Gas Distribution segment benefited from load growth additions and an increase in usage per customer which resulted in an increase to net gas revenues. The Electric Services segment results were adversely impacted by a decrease in electric revenues from KeySpan's merchant electric generating facilities and an increase in operating expenses.

The favorable operating income variation reflected in "eliminations and other" of $20.3 million is primarily due to a decrease in costs recorded at KeySpan's holding company level that are not allocated to the operating segments - primarily costs related to KeySpan's pending Merger with National Grid plc and certain employee benefit costs. (See the discussion under the caption "Review of Operating Segments" for further details on each segment.)

Other income and (deductions) reflects interest charges and other miscellaneous items. For the second quarter of 2007, other income and (deductions) reflects a net expense of $51.3 million compared to a net expense of $53.2 million for the second quarter of 2006. The favorable variation of $1.9 million is primarily due to an increase in interest income on temporary cash investments and certain other investments amounting to $12.1 million, partially offset by higher interest charges of $10.2 million.

The increase in comparative interest expense year-over-year reflects, in part, a $6 million benefit recorded in 2006 related to the settlement of certain outstanding issues with the New York City Department of Taxation and Finance. During the second quarter of 2006, KeySpan resolved its dispute with the New York City Department of Taxation and Finance with respect to income taxes relating to the operations of its merchant electric generating facility. During the three months ended June 30, 2006, KeySpan reversed a previously recorded $6 million interest reserve established in connection with that dispute. Further, interest expense in 2007 reflects a higher level of outstanding long-term debt. Long-term debt at June 30, 2007 was $486 million higher than last year reflecting the November 2006 issuance of $500 million Senior Unsecured Notes. Partially offsetting these adverse impacts to comparative interest expense is the favorable impact associated with a lower level of outstanding commercial paper. During the second quarter of 2007, KeySpan's average outstanding commercial paper borrowings were $91.5 million compared to $217.9 million in average outstanding borrowings during the second quarter of 2006.

The increase in income tax expense of $25.0 million for the second quarter of 2007 compared to the second quarter of 2006 reflects, in part, the favorable resolution reached in June 2006 between KeySpan and the IRS regarding certain issues associated with the Long Island Lighting Company's ("LILCO") tax returns for the tax years ending December 31, 1996 through March 31, 1999, and KeySpan's and The Brooklyn Union Gas Company's tax returns for the years ended September 30, 1997 through December 31, 1998. In addition, as noted above, KeySpan resolved its dispute with the New York City Department of Taxation and Finance with respect to income taxes relating to its merchant electric generating facility. As a result of settling these issues, KeySpan realized a tax benefit of $16.4 million during the three months ended June 30, 2006. The remaining increase in income tax expense generally reflects a higher level of pre-tax income in the second quarter of 2007 compared to the second quarter of 2006.

Results of Operations Six Months Ended June 30, 2007 vs 2006

KeySpan's earnings for common stock for the six months ended June 30, 2007, were $265.6 million, or $1.51 per share, compared to $257.4 million, or $1.47 per share, realized during the same period last year, an increase of $8.2 million, or $0.04 per share. Similar to the comparison for the quarter, the favorable comparative operating results for the period also reflect: (i) an increase in operating income; offset by (ii) higher interest expense and (iii) an increase in comparative income tax expense due to tax benefits recorded in 2006.

As indicated in the above table, operating income increased $36.3 million, or 7% for the six months ended June 30, 2007, compared to the corresponding period last year. The Gas Distribution segment realized an increase in operating income of $88.0 million, which was substantially offset by a decrease in operating income associated with KeySpan's electric operations of $84.5 million. Operating income from the Gas Distribution segment benefited from the comparatively colder winter-heating season weather during the first quarter of 2007 compared to the first quarter of 2006, as well as from load growth additions which, combined, resulted in an increase to net gas revenues for the first six months of 2007. The Electric Services segment results were adversely impacted by a decrease in electric revenues from KeySpan's merchant electric generating facilities and higher operating expenses. Further, an outstanding fixed for floating unforced capacity financial swap resulted in lower operating income for the six months ended June 30, 2007, compared to the same period last year.

Operating income for the first six months of 2007 from KeySpan's two other operating segments - Energy Services and Energy Investments - increased $1.8 million and $3.8 million, respectively, compared to the first six months of 2006. The increase in operating income from the Energy Services segment reflects lower administrative and general expenses, as well as higher bandwidth sales associated with KeySpan's fiber optic subsidiary, while the increase in operating income from the Energy Investments segment was due to higher revenues related to KeySpan's Liquefied Natural Gas ("LNG") transportation subsidiary and higher equity earnings on certain investments.

The operating income variation reflected in "eliminations and other" of $27.2 million is due primarily to a decrease in costs residing at KeySpan's holding company level such as costs associated with KeySpan's pending Merger with National Grid plc, corporate advertising expenses, sponsorship fees and certain employee benefit costs that are not allocated to KeySpan's operating segments. (See the discussion under the caption "Review of Operating Segments" for further details on each segment.)

Other income and (deductions) reflects interest charges and other miscellaneous items. For the six months ended June 30, 2007, other income and (deductions) reflects a net expense of $104.7 million compared to a net expense of $108.0 million for the same period of 2006. The favorable variation of $3.3 million is primarily due to an increase in interest income on temporary cash investments and certain other investments amounting to $8.8 million, partially offset by higher interest charges of $5.5 million.

The increase in comparative interest expense year-over-year reflects, in part, the $6 million benefit recorded in 2006 related to the settlement with the New York City Department of Taxation and Finance as previously mentioned. Further, interest expense in 2007 reflects a higher level of outstanding long-term debt. Long-term debt at June 30, 2007 was $486 million higher than last year reflecting the November 2006 issuance of $500 million Senior Unsecured Notes. Partially offsetting these adverse impacts to comparative interest expense is the favorable impact associated with a lower level of outstanding commercial paper. During the first six months of 2007, KeySpan's average outstanding commercial paper borrowings were $80.8 million compared to $397.0 million in average outstanding borrowings during the first six months of 2006. Additionally, regulatory carrying charges were lower year-over-year.

The increase in income tax expense of $31.4 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 reflects, in part, an increase in pre-tax income in 2007. Further, as noted previously, in the second quarter of 2006 KeySpan and the IRS reached a resolution on certain then outstanding issues. Additionally, KeySpan resolved its dispute with New York City Department of Taxation and Finance with respect to income taxes relating to its merchant electric generating facility. As a result of settling these issues, KeySpan realized a tax benefit of $16.4 million during the six months ended June 30, 2006.

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

The table below highlights certain significant financial data and operating statistics for the Gas Distribution segment for the periods indicated.

-------------------------------------------------------------------------------------------------------------------------------
                                                           Three Months Ended June 30,               Six Months Ended June30,
(In Millions of Dollars)                                     2007                2006                 2007              2006
-------------------------------------------------------------------------------------------------------------------------------
Revenues                                                 $ 1,011.1             $ 873.2            $ 3,426.6          $ 3,053.3
Cost of gas                                                  650.7               541.1              2,324.3            2,053.7
Revenue taxes                                                 12.7                10.0                 41.5               36.2
-------------------------------------------------------------------------------------------------------------------------------
Net Revenues                                                 347.7               322.1              1,060.8              963.4
-------------------------------------------------------------------------------------------------------------------------------
Operating Expenses
   Operations and maintenance                                177.5               176.5                368.7              366.9
   Depreciation and amortization                              72.1                69.2                151.9              145.1
   Operating taxes                                            37.4                36.9                 76.9               75.4
-------------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                     287.0               282.6                597.5              587.4
-------------------------------------------------------------------------------------------------------------------------------
Gain on Sale of Assets                                         0.7                   -                  0.7                  -
-------------------------------------------------------------------------------------------------------------------------------
Operating Income                                         $    61.4             $  39.5            $   464.0          $   376.0
-------------------------------------------------------------------------------------------------------------------------------
Firm gas sales and transportation (MDTH)                    55,484              48,851              205,514            175,755
Transportation - Electric Generation (MDTH)                 13,412              20,709               18,621             27,180
Other Sales (MDTH)                                          45,563              45,539               94,120             97,871
Warmer (Colder) than Normal - New York                        (11%)                18%                  (4%)               14%
Warmer (Colder) than Normal - New England                     (14%)                (6%)                 (5%)                5%
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

Executive Summary

Operating income increased $21.9 million, or 55%, for the second quarter of 2007 compared to the same quarter last year, due to an increase in net gas revenues (revenues less the cost of gas and associated revenue taxes) of $25.6 million, partially offset by an increase in operating expenses.

For the six months ended June 30, 2007, operating income increased $88.0 million compared to the same period last year, primarily due to an increase in net gas revenues of $97.4 million, partially offset by an increase in operating expenses.

Net Revenues

Net gas revenues from our gas distribution operations increased $97.4 million, or 10%, in the first six months of 2007 compared to the same period last year. Both the New York and New England based gas distribution operations benefited from the significantly colder weather experienced throughout the northeastern United States during the first six months of 2007 and from load growth additions. As measured in heating degree days, weather during the first six months of 2007 in all of our service territories was approximately 4%-5% colder than normal and approximately 18% and 9% colder than last year in our New York and New England service territories, respectively.

Net revenues from firm gas customers (residential, commercial and industrial customers) increased $74.7 million in the first six months of 2007 compared to the same period last year. The combination of an increase in usage per customer due to the comparatively colder winter-heating season weather, as well as load growth additions from oil-to-gas conversions, primarily for space heating purposes and new construction in 2006, resulted in a beneficial impact to net gas revenues of $72.5 million, net of the weather normalization adjustments and weather derivatives discussed below. (Approximately 11% of this increase is from load growth.)

Also included in net gas revenues is the recovery of property taxes that added $5.6 million to net revenues during the first six months of 2007. These revenues, however, do not impact net income since the taxes they are designed to recover are expensed as amortization charges on the Consolidated Statement of Income. Additionally, we have a management contract with Merrill Lynch Commodities under which KeySpan and Merrill Lynch Commodities share the responsibilities for managing KeySpan's upstream gas contracted assets associated with its Massachusetts gas distribution subsidiaries. KeySpan, Merrill Lynch Commodities and KeySpan's Massachusetts gas sales customers share in the profits generated from the optimization of these assets. For the six months ended June 30, 2007, KeySpan recognized $5.7 million of operating income on this contract, after sharing with Merrill Lynch Commodities and KeySpan's Massachusetts gas sales customers.

KEDNY and KEDLI each operate under utility tariffs that contain a weather normalization adjustment that significantly offsets variations in firm net revenues due to fluctuations in weather. Since weather was colder than normal during the first six months of 2007, KeySpan refunded $5.3 million to its firm gas heating sales customers in 2007. The New England-based gas distribution subsidiaries do not have weather normalization adjustments. To mitigate the effect of fluctuations in normal weather patterns on KEDNE's results of operations and cash flows, weather derivatives were in place for the 2006/2007 winter heating season - November 2006 through March 2007. These financial derivatives afford KeySpan some protection against warmer than normal weather. Weather during the fourth quarter of 2006 was warmer than normal; accordingly KeySpan recorded a $9.1 million benefit to earnings in the fourth quarter of 2006 to reflect the accrual for the weather hedges. However, as noted, weather for the first quarter of 2007 was colder than normal in KeySpan's New England service territory. Therefore, for the entire winter heating season -November 2006 through March 2007 - weather was slightly colder than normal. As a result, in 2007 KeySpan reversed the $9.1 million accrual recorded in the fourth quarter of 2006. (See Note 4 to the Consolidated Financial Statements "Hedging and Derivative Financial Instruments" for further information.)

Firm gas distribution rates for KEDNY, KEDLI and KEDNE in 2007, other than for the recovery of gas costs, have remained substantially unchanged from rates charged in 2006.

In our large-volume heating and other interruptible (non-firm) markets, which include large apartment houses, government buildings and schools, gas service is provided under rates that are designed to compete with prices of alternative fuel, including No. 2 and No. 6 grade heating oil. These "dual-fuel" customers can consume either natural gas or fuel oil for heating purposes. Net revenues in these markets increased $22.7 million during the first six months of 2007 compared to the same period last year reflecting higher pricing.

Firm Sales, Transportation and Other Quantities

Firm gas sales and transportation quantities for the six months ended June 30, 2007, increased 17% compared to the same period in 2006 due primarily to the colder weather this year compared to last year during the winter-heating season and to customer additions and oil-to-gas conversions. Net revenues are not affected by customers opting to purchase their gas supply from other sources, since delivery rates charged to transportation customers generally are the same as delivery rates charged to full sales service customers. Transportation quantities related to electric generation reflect the transportation of gas to our electric generating facilities located on Long Island. Net revenues from these services are not material.

Other sales quantities include on-system interruptible quantities, off-system sales quantities (sales made to customers outside of our service territories) and related transportation. As mentioned previously, we have a management contract with Merrill Lynch Commodities under which KeySpan and Merrill Lynch Commodities share the responsibilities for managing KeySpan's upstream gas contracted assets associated with its Massachusetts gas distribution subsidiaries, as well as providing city-gate delivered supply. KeySpan, Merrill Lynch Commodities and KeySpan's Massachusetts gas sales customers share in the profits generated from the optimization of these assets. KeySpan provides these services internally for its New York and New Hampshire gas distribution subsidiaries.

Purchased Gas for Resale

The increase in gas costs for the first six months of 2007 compared to the same period of 2006 of $270.6 million, or 13%, is reflective of an 8% increase in the quantity of gas purchased due to the comparatively colder winter heating season weather and a 5% increase in the price per dekatherm of gas purchased for firm gas sales customers. The current gas rate structure of each of our gas distribution utilities includes a gas adjustment clause, pursuant to which variations between actual gas costs incurred for resale to firm sales customers and gas costs billed to firm sales customers are deferred and refunded to or collected from customers in a subsequent period.

Operating Expenses

Operating expenses during the second quarter of 2007 compared to the same quarter of 2006 increased $4.4 million, or 2% in total. Operations and maintenance expense increased slightly - $1.0 million. Although this variation is not large, the components are varied. Repair and maintenance costs, corporate overhead charges, insurance and regulatory fees increased $11.5 million in total. In addition, the provision for uncollectible accounts receivable increased $1.6 million due to the increase, year-over-year, in net gas revenues. On the other hand, employee benefit costs, primarily postretirement expenses, decreased $12.1 million as a result of favorable asset returns, an increase in the discount rate and favorable health care insurance claims experience.

Depreciation and amortization charges increased $2.9 million due mostly to an increase of $2.2 million for the amortization of deferred property taxes. As noted previously, the amortization of these deferred taxes does not impact net income since we recovered a similar amount from our ratepayers in revenues. Finally, operating taxes, primarily property taxes, increased $0.5 million.

For the six months ended June 30, 2007, operating expenses increased $10.1 million, or 2% compared to the same period last year. Operations and maintenance expense increased $1.8 million. Similar to the quarterly explanation, this variation is not large, but the components are varied. Repair and maintenance costs, corporate overhead charges, insurance and regulatory fees increased $15.2 million in total. Additionally, the provision for uncollectible accounts receivable increased $3.0 million due to the increase, year-over-year, in net gas revenues. On the other hand, employee benefit costs, primarily postretirement expenses decreased $16.4 million as a result of favorable asset returns, an increase in the discount rate and favorable health care insurance claims experience.

Depreciation and amortization charges increased $6.8 million due, in part, to an increase of $5.6 million for the amortization of deferred property taxes. As noted previously, the amortization of these deferred taxes does not impact net income since we recovered a similar amount from our ratepayers in revenues. The remaining increase reflects an increase in depreciation charges of $1.2 million due to the continued expansion of the gas distribution system. Finally, operating taxes, primarily property taxes in KeySpan's New York territory, increased $1.5 million.

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

Following the announcement of the pending Merger of KeySpan and National Grid plc, LIPA, National Grid plc and KeySpan engaged in discussions concerning the impact of the transaction on LIPA's operations. KeySpan, National Grid plc and LIPA have reached an agreement pursuant to which LIPA agreed to waive its contractual right to terminate the 1998 LIPA Agreements and the 2006 LIPA Agreements upon consummation of the Merger between KeySpan and National Grid plc, in exchange for enhancements to certain of the 2006 LIPA Agreements and certain other considerations. The amended and enhanced agreements become effective upon completion of the Merger between KeySpan and National Grid plc and are subject to approval by the New York State Attorney General and the New York State Comptroller.

Selected financial data for the Electric Services segment is set forth in the table below for the periods indicated.

------------------------------------------------------------------------------------------------------------------------------
                                                      Three Months Ended June 30,                 Six Months Ended June 30,
(In Millions of Dollars)                                2007               2006                    2007                2006
------------------------------------------------------------------------------------------------------------------------------
Revenues                                        $       443.2       $      426.5           $       841.5         $      851.3
Purchased fuel                                          137.9              115.5                   270.2                245.5
------------------------------------------------------------------------------------------------------------------------------
Net Revenues from Operations                            305.3              311.0                   571.3                605.8
Derivative Financial Instrument                          14.5               17.7                     4.6                 17.7
------------------------------------------------------------------------------------------------------------------------------
Net Electric Revenues                                   319.8              328.7                   575.9                623.5
------------------------------------------------------------------------------------------------------------------------------
Operating Expenses
   Operations and maintenance                           199.8              195.2                   385.2                350.5
   Depreciation                                          25.4               25.1                    50.5                 52.2
   Operating taxes                                       50.3               46.0                    97.4                 93.5
------------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                275.5              266.3                   533.1                496.2
------------------------------------------------------------------------------------------------------------------------------
Operating Income                                $        44.3       $       62.4            $       42.8         $      127.3
------------------------------------------------------------------------------------------------------------------------------
Electric sales (MWH)*                               1,102,021          1,080,775               1,980,330            1,887,452
Capacity(MW)*                                           2,450              2,450                   2,450                2,450
Cooling degree days                                       323                276                     323                  276
------------------------------------------------------------------------------------------------------------------------------

          *Reflects the operations of the Ravenswood Generating Station only.

Executive Summary

Operating income decreased $18.1 million, or 29%, for the three months ended June 30, 2007, compared to the same quarter last year, due, in part, to a decrease in net revenues from the Ravenswood Generating Station of $7.6 million primarily resulting from the comparative impact associated with derivative financial instruments. Further, an outstanding fixed for floating unforced capacity financial swap resulted in lower comparative operating income of $3.2 million. The remaining decrease in operating income reflects higher operating expenses.

For the six months ended June 30, 2007, operating income decreased $84.5 million, or 66%, compared to the same period last year, due in part, to a decrease in net revenues from the Ravenswood Generating Station of $61.0 million primarily resulting from the comparative impact associated with derivative financial instruments. Although KeySpan's hedging strategies during the first six months of 2007 were consistent with past KeySpan policy to hedge the cash flow variability associated with a portion of forecasted fuel purchases and electric energy sales associated with the Ravenswood Generating Station, the results from these strategies were significantly lower year-over-year. Further, an outstanding fixed for floating unforced capacity financial swap resulted in lower comparative operating income of $13.1 million. The remaining decrease in operating income reflects higher operating expenses.

Net Revenues

Total electric net revenues realized during the second quarter of 2007 were $8.9 million, or 3%, lower than such revenues realized during the corresponding quarter last year.

Net revenues from the Ravenswood Generating Station decreased $7.6 million for the three months ended June 30, 2007, compared to the same quarter last year due, in part, to lower capacity margins of $3.9 million as a result of additional capacity installed in New York City last year. Further, energy margins decreased $3.7 million in the second quarter of 2007 compared to the second quarter of 2006.

The decrease in energy margins associated with the Ravenswood Generating Station was due to the comparative impact of KeySpan's hedging activities. We employ derivative financial instruments to economically hedge the cash flow variability for a portion of forecasted purchases of natural gas and fuel oil consumed at the Ravenswood Generating Station, as well as for a portion of forecasted electric energy sales. For the second quarter of 2007, KeySpan's hedging strategies, which are reflected in net electric revenues, resulted in a gain of $1.4 million compared to hedging gains of $7.1 million realized during the same period last year, resulting in a net comparative reduction in operating income of $5.7 million.

Offsetting, to some extent, the adverse impact of the comparative hedging results, was an increase in physical "spark-spreads" (the selling price of electricity less the cost of fuel, exclusive of hedging gains or losses), which resulted in a benefit of $2.0 million to energy margins for the second quarter 2007 compared to the same quarter of 2006. (See Note 4 to the Consolidated Financial Statements "Hedging and Derivative Financial Instruments" for further information on KeySpan's hedging strategy.)

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

KeySpan has an International SWAP Dealers Association Master Agreement for a fixed for floating unforced capacity financial swap with Morgan Stanley Capital Group Inc. ("Swap Agreement"). This agreement has a three year term that began on May 1, 2006. For the second quarter of 2007, KeySpan realized a gain of $14.5 million from this derivative financial instrument compared to a gain of $17.7 million realized last year. This financial swap is anticipated to produce operating income in the summer months of May through October and operating losses in the winter months of November through April. Since the swap was entered into in May 2006, results for the three months ended June 30, 2006 contain only the positive contribution associated with May and June 2006. For the three months ended June 30, 2007, earnings from this derivative instrument included a loss in April 2007.

Net revenues for the second quarter of 2007 from the service agreements with LIPA, including the power purchase agreements associated with two electric peaking facilities, increased $0.4 million compared to the same quarter of 2006, reflecting an increase in variable revenues which are a function of electric generation associated with KeySpan's Long Island based generating facilities. (For a description of the LIPA Agreements and power purchase agreements, see KeySpan's 2006 Annual Report on Form 10-K for the year ended December 31, 2006
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Electric Services - Revenue Mechanisms.")

Revenues associated with KeySpan's electric marketing activities increased $1.5 million during the second quarter of 2007 compared to second quarter of 2006 mainly attributable to favorable pricing.

Total electric net revenues realized during the six months ended June 30, 2007 were $47.6 million, or 8%, lower than such revenues realized during the same period of 2006.

Net revenues from the Ravenswood Generating Station decreased $61.0 million for the six months ended June 30, 2007 compared to the same period last year mainly due to lower energy margins of $46.8 million. Further, capacity margins decreased $14.2 million as a result of additional capacity installed in New York City last year.

The decrease in energy margins associated with the Ravenswood Generating Station was due to the comparative impact of KeySpan's hedging activities. As noted previously, we employ derivative financial instruments to economically hedge the cash flow variability for a portion of forecasted purchases of natural gas and fuel oil consumed at the Ravenswood Generating Station, as well as for a portion of forecasted electric energy sales. For the first six months of 2007, KeySpan's hedging strategies resulted in a gain of $9.0 million compared to hedging gains of $62.8 million realized during the same period last year, resulting in a net comparative reduction in operating income of $53.8 million. Due to the dual-fuel capability of the Ravenswood Generating Station and the impact that the two hurricanes in the summer of 2005 in the Gulf Coast of the United States had on oil and gas prices, KeySpan was able to "lock-in" very favorable fuel pricing and resultant electric energy margins during the later part of 2005 for the early part of 2006.

Offsetting, to some extent, the adverse impact of the comparative hedging results, was an increase in physical "spark-spreads" (the selling price of electricity less the cost of fuel, exclusive of hedging gains or losses), which resulted in a benefit of $7.0 million to energy margins for the first six months of 2007 compared to the same period of 2006.

Net revenues for the first six months of 2007 from the service agreements with LIPA, including the power purchase agreements associated with two electric peaking facilities, increased $24.5 million compared to the same period of 2006. The increase is due, in part, to recovery of operations and maintenance charges billed to LIPA of approximately $14.0 million. These recoveries had no impact on operating income since actual expenses increased by a like amount. Therefore, only approximately $10.5 million of the increase in net revenues resulted in a benefit to operating income. This increase in net revenues from the LIPA service agreements was driven by higher capacity revenues, which are predominately timing in nature, as well as from higher off-system electric energy sales, emission credit sales and variable revenues, which are a function of electric generation.

As noted, KeySpan has a Swap Agreement for a fixed for floating unforced capacity financial swap with Morgan Stanley Capital Group Inc. This agreement has a three year term that began on May 1, 2006. For the first six months of 2007, KeySpan realized a gain of $4.6 million from this derivative financial instrument compared to a gain of $17.7 million realized last year. As mentioned previously, this financial swap is anticipated to produce operating income in the summer months of May through October and operating losses in the winter months of November through April. Since the swap was entered into in May 2006, results for the first six months of 2006 contain only the positive contribution associated with May and June 2006. For the first six months of 2007, earnings from this derivative instrument included losses for the period January through April.

Revenues associated with KeySpan's electric marketing activities increased $2.0 million in the first six months of 2007 compared to same period of 2006 mainly attributable to favorable pricing.

Operating Expenses

For the three months ended June 30, 2007, operating expenses increased $9.2 million, or 3%, compared to the same quarter of 2006. Operations and maintenance expenses increased $4.6 million mainly due to an increase in overhaul costs and outage work performed on our Long Island based electric generating units.

Operating taxes, principally property taxes, increased $4.3 million in the second quarter of 2007 compared to the same quarter of 2006. These taxes are primarily associated with KeySpan's Long Island based electric generating units and are fully recoverable from LIPA.

For the six months ended June 30, 2007, operating expenses increased $36.9 million compared to the same period of 2006. Operations and maintenance expenses increased $34.7 million reflecting, in part, a $14.0 million increase in costs recovered from LIPA. As noted previously, this increase had no impact on operating income since revenues increased by a similar amount. Therefore, the operations and maintenance expenses that actually impacted operating income increased approximately $20.7 million. These expenses reflect, in part, an increase in overhaul costs and non-outage maintenance work performed on the Ravenswood Generating Station and our Long Island based electric generating units amounting to $12.8 million. The remaining increase was mainly due to higher general and administrative costs and the timing of maintenance work on LIPA's transmission and distribution system.

Operating taxes, principally property taxes, increased $3.9 million in the first six months of 2007 compared to the same period of 2006. Comparative depreciation charges decreased $1.7 million year-over-year. These costs are primarily associated with KeySpan's Long Island based electric generating units and are fully recoverable from LIPA.

Other Matters

In 2003,  the New  York  State  Board  on  Electric  Generation  Siting  and the
Environment issued an opinion and order which granted a certificate of environmental capability and public need for a 250 MW combined cycle electric generating facility in Melville, Long Island, which is final and non-appealable. Also in 2003, LIPA issued a Request for Proposal ("RFP") seeking bids from developers to either build and operate a Long Island generating facility, and/or a new cable that will link Long Island to power from a non-Long Island source of between 250 to 600 MW of electricity by no later than the summer of 2007.
KeySpan filed a proposal in response to LIPA's RFP. In 2004, LIPA selected proposals submitted by two other bidders in response to the RFP. KeySpan remains committed to the Melville project and the benefits to Long Island's energy future that this project would supply. The project has received New York State
Article X approval by having met all operational and environmental permitting requirements. Further, the project is strategically located in close proximity to both the high voltage power transmission grid and the high pressure gas distribution network. In addition, given the intense public pressure to reduce emissions from existing generating facilities, development of the Melville project is possible as a means to "virtually re-power" older, less efficient generating units. Specifically, KeySpan believes that it would be able to reduce emissions on Long Island in a cost effective manner by developing the Melville project and retiring an older, less efficient generating facility. Additionally, in August 2006, the New York Independent System Operator ("NYISO") included the Melville project in its Reliability Report as one of the market solutions to help address the long-term reliability of New York State's electric grid. At June 30, 2007, total capitalized costs associated with the siting, permitting and procurement of equipment for the Melville facility were $64.8 million.

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

The table below highlights selected financial information associated with the Energy Services segment.

-----------------------------------------------------------------------------------------------------------------------
                                              Three Months Ended June 30,                  Six Months Ended June 30,
(In Millions of Dollars)                     2007                    2006                 2007                    2006
-----------------------------------------------------------------------------------------------------------------------
Revenues                                   $ 54.9                  $ 52.6              $ 109.6                 $ 103.4
Operating expenses                           52.9                    50.6                106.2                   101.8
-----------------------------------------------------------------------------------------------------------------------
Operating Income                           $  2.0                  $  2.0              $   3.4                 $   1.6
-----------------------------------------------------------------------------------------------------------------------

The Energy Services segment posted an operating profit of $2.0 million for the quarter ended June 30, 2007, even with last year. KeySpan's fiber optic operations realized a benefit to operating income from an increase in bandwidth sales and the successful completion of certain projects. In addition, general and administrative expenses were lower in 2007 compared to 2006 as a result of the implementation of cost containment measures. These benefits to comparative operating income were completely offset by a reduction in earnings under long-term energy service and energy supply contracts.

For the six months ended June 30, 2007 operating income in the Energy Services segment increased $1.8 million. KeySpan's fiber optic operations realized higher operating income of $0.9 million year-over-year from an increase in bandwidth sales and the successful completion of certain projects. In addition, general and administrative expenses were $1.6 million lower in 2007 compared to 2006. However, earnings under long-term energy service and energy supply contracts decreased $0.7 million year-over-year.

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

Selected financial data for these energy-related investments is set forth in the following table for the periods indicated.

-------------------------------------------------------------------------------------------------------------------------
                                                      Three Months Ended June 30,             Six Months Ended June 30,
(In Millions of Dollars)                                2007                2006                2007                2006
-------------------------------------------------------------------------------------------------------------------------
Revenues                                              $ 10.5              $ 11.2              $ 21.8              $ 20.4
Less: Operation and maintenance expense                  6.4                 7.4                12.8                14.0
      Other operating expenses                           3.5                 3.0                 7.0                 6.2
Add:  Equity earnings                                    4.9                 2.9                 8.5                 6.3
      Sale of assets                                       -                   -                   -                 0.2
-------------------------------------------------------------------------------------------------------------------------
Operating Income                                      $  5.5              $  3.7              $ 10.5              $  6.7
-------------------------------------------------------------------------------------------------------------------------

As indicated in the above table, operating income for the Energy Investments segment increased $1.8 million in the second quarter of 2007 compared to the corresponding quarter of 2006 due to generally higher earnings on equity investments.

For the six months ended June 30, 2007, operating income increased $3.8 million compared to the same period in 2006 reflecting an increase in operating income from a KeySpan subsidiary engaged in the transportation of liquefied natural gas, lower general and administrative expenses and generally higher earnings on equity investments.

Other Matters

In order to serve the anticipated market requirements in our New York service territories, KeySpan and Spectra Energy Corporation each have a 50% ownership interest in Islander East Pipeline Company, LLC ("Islander East"). Islander East was created to pursue the authorization and construction of an interstate pipeline from Connecticut, across Long Island Sound, to a terminus near Shoreham, Long Island. Applications for all necessary regulatory authorizations were filed in 2000 and 2001. Islander East has received a final certificate from the FERC and all necessary permits from the State of New York. The State of Connecticut denied Islander East's request for a consistency determination under the Coastal Zone Management Act ("CZMA") and application for a permit under
Section 401 of the Clean Water Act. Islander East appealed the State of Connecticut's determination on the CZMA issue to the United States Department of

Commerce which overrode Connecticut's denial and granted the CZMA authorization. The determination of the Secretary of Commerce was appealed to the United States District Court for the District of Columbia by the State of Connecticut and a decision from that court is pending. Following an appeal filed by Islander East, the Second Circuit Court of Appeals ruled on October 5, 2006 that, among other things, the Connecticut Department of Environmental Protection ("CTDEP") acted arbitrarily and capriciously in denying the Clean Water Act permit. The Court remanded the matter to CTDEP to either provide sufficient evidence to support the denial or otherwise take any action necessary in furtherance of the development of the project. In December 2006, the CTDEP issued an order again denying the Clean Water Act permit. Islander East filed a motion for review with the Second Circuit Court of Appeals. Oral argument was conducted on April 10, 2007. Subject to obtaining final permits and financing, Islander East anticipates that this pipeline will be in service in late 2008. As of June 30, 2007, KeySpan's total capitalized costs associated with the siting and permitting of the Islander East pipeline were approximately $32.2 million.

As noted, KeySpan also owns a 26.25% ownership interest in the Millennium Pipeline Company LLC, the developer of the Millennium Pipeline project. The other partners in the Millennium Pipeline are Columbia Gas Transmission Corp. ("Columbia Transmission"), a unit of NiSource Incorporated and DTE Energy Company. The Millennium Pipeline project is anticipated to have the capacity to transport up to 525,000 DTH of natural gas a day from Corning, New York to Ramapo, New York, interconnecting with the pipeline systems of various other utilities in New York. The project received a FERC certificate to construct, acquire and operate the facilities in 2002, subject to certain conditions. On August 1, 2005, the project filed an application to amend the FERC certificate requesting, among other things, authority to phase in over time the construction of the proposed pipeline system, approval of a reduction in capacity and maximum allowable operating pressure, minor route modifications, the addition of certain facilities and the acquisition of certain facilities from Columbia Transmission. In December 2006, the FERC issued an order granting the amended certificate. Additionally, Consolidated Edison, KEDLI and Columbia Transmission have each entered into amended precedent agreements to purchase capacity on the pipeline. KEDLI has agreed to purchase 175,000 DTH per day from the Millennium Pipeline system, increasing to 200,000 DTH in the second year of the pipeline being in service. This will provide KEDLI with new, competitively priced supplies of natural gas from Canada and other North American supply basins. The conditions in the precedent agreements are subject to, among other things, the receipt of necessary regulatory approvals and financing. Millennium has commenced construction of the project and is in the process of finalizing agreements with lenders to provide financing for the construction of the balance of the project, as well as finalizing certain agreements pertaining to the completion of construction of the project. Subject to the final negotiation and execution of these agreements, Millennium expects that the first phase of the project will be in service by November 2008. As of June 30, 2007, KeySpan's investment in the Millennium Pipeline project was $28.7 million

In 2005, KeySpan LNG entered into a precedent agreement with BG LNG Services, a subsidiary of British Gas, to provide liquefied natural gas terminalling service. KeySpan LNG proposed to upgrade the liquefied natural gas facility to accept marine deliveries and to triple vaporization (or regasification) capacity to provide these services. In June 2005, the FERC denied KeySpan LNG's application to expand the facility citing concerns that the proposed upgraded facility would not meet current federal new construction and safety standards. KeySpan sought a rehearing with FERC, and on January 20, 2006, the FERC denied such request, although the order provided that KeySpan LNG could file an amendment to its original application addressing a revised expansion project which would differ substantially from that originally proposed by KeySpan. Any amended application would need to include a detailed analysis of the new project scope, including upgrades to the existing facilities and alternative plans for any service disruptions that may be necessary during construction of a new expanded project. KeySpan has filed a petition for judicial review of the FERC order with the United States Circuit Court for the District of Columbia. The Court is expected to issue a decision affirming or vacating the FERC orders by the third or fourth quarter of 2007.

In addition to the proceeding at FERC, KeySpan LNG also is involved in seeking other required regulatory approvals and the resolution of certain litigation regarding such approvals. In February 2005, KeySpan LNG filed an action in Federal District Court in Rhode Island seeking a declaratory judgment that it is not required to obtain a "Category B Assent" from the State of Rhode Island and an injunction preventing the Rhode Island Coastal Resources Management Council ("CRMC") from enforcing the Category B assent requirements. In April 2005, the Rhode Island Attorney General also filed on behalf of the state a complaint against KeySpan LNG in Rhode Island State Superior Court raising substantially the same issues as the federal court action. KeySpan LNG removed that action to federal court and moved for summary judgment. The Court stayed the litigation pending resolution of the FERC appeal process discussed above. An unfavorable outcome to the FERC litigation would mean that KeySpan would be unable to construct the proposed upgrade. Similarly, if the FERC litigation is resolved favorably but the Rhode Island litigation is not, KeySpan could be required to obtain a permit under Rhode Island State law. If the Rhode Island State law permit were denied, an appeal would lie only with the Rhode Island State court. Accordingly, an unfavorable outcome to the Rhode Island litigation could similarly have a material impact on KeySpan's ability to proceed with the proposed upgrade.

Pursuant to a letter agreement with BG LNG Services extending the term of the current precedent agreement referenced above, BG LNG Services reimbursed KeySpan LNG $7.6 million for a portion of its development costs. If the project is placed into service, BG LNG Services may elect to have this contribution count as a contribution reducing BG LNG Services cost of service for the Project or return to BG LNG Services in full on the service commencement date, in which case such costs will be included in the cost of service under the service agreement. As of June 30, 2007, our investment in this project was $11.5 million.

Allocated Costs

We are subject to the jurisdiction of the FERC under the Public Utility Holding Company Act of 2005 ("PUHCA 2005"). As part of the regulatory provisions of PUHCA 2005, the FERC regulates various transactions among affiliates within a holding company system. In accordance with regulations under PUHCA 2005 and regulations and policies of the New York State Public Service Commission, the Massachusetts Department of Telecommunications and Energy and the New Hampshire Public Utility Commission, we established service companies that provide: (i) traditional corporate and administrative services; (ii) gas and electric transmission and distribution system planning, marketing, and gas supply planning and procurement; and (iii) engineering and surveying services to subsidiaries. The operating income variation as reflected in "elimination and other" of $20.3 million for the three months ended June 30, 2007 compared to the same quarter last year, reflects, in part, lower legal and consulting costs incurred this year associated with KeySpan's pending Merger with National Grid plc of approximately $8.0 million. Additionally, employee benefit costs and the timing of service company allocations resulted in a favorable variation year-over-year of $17.8 million. These costs, other than service company allocations, reside at KeySpan's holding company level and are not allocated to KeySpan's operating segments. During the second quarter of 2006, KeySpan entered into confidential settlement agreements with certain of its insurance carriers for recovery of environmental costs associated with investigation and remediation of gas plant sites and non-utility sites. KeySpan recorded a $5.5 million benefit in its Consolidated Statement of Income for the three months ended June 30, 2006 associated with these settlement agreements.

The operating income variation as reflected in "elimination and other" of $27.2 million for the first six months of 2007 compared to the same period last year, reflects, in part, lower legal and consulting costs incurred this year associated with KeySpan's pending Merger with National Grid plc of approximately $8.0 million, as previously noted. Additionally, employee benefit costs, corporate advertising and sponsorship fees, as well as the timing of service company allocations resulted in a favorable variation year-over-year of $24.7 million. As noted above, in 2006 KeySpan recorded a $5.5 million benefit in its Consolidated Statement of Income associated with settlement agreements with its insurance carriers for recovery of certain environmental costs.

Liquidity

Cash flow from operations decreased $183.6 million during the first six months of 2007 compared to the same period of 2006 primarily reflecting changes in working capital requirements. The variation in working capital requirements was primarily driven by the favorable impact of receipt of customer payments during the early part of 2006 associated with the 2005 fourth quarter winter heating season, partially offset by the adverse impact of cash payments for natural gas purchases. Outstanding accounts receivable balances associated with KeySpan's gas distribution activities at December 31, 2005 were high due to strong gas sales in 2005 and unusually high natural gas prices. The collection of these accounts receivables generated significant cash flow in 2006. Also as a result of the unusually high natural gas prices in 2005, comparative accounts payable balances associated with natural gas purchases were also high at December 2005. Payment of these outstanding payable balances during the early part of 2006 offset some of the cash benefits from the collection of outstanding accounts receivables previously noted.

At June 30, 2007, we had cash and temporary cash investments of $496.5 million. During the first six months of 2007, we borrowed $46.5 million of commercial paper and at June 30, 2007, Keyspan had $131.5 million commercial paper outstanding at which time the average interest rate was 5.49%. We had the ability to borrow up to an additional $1.4 billion at June 30, 2007, under the terms of our credit facility. The majority of KeySpan's cash and temporary cash investments balance at June 30, 2007, resides with its New York based gas distribution utilities. As dictated by New York State Public Service Commission ("NYPSC") policy, KeySpan is prohibited from using excess utility funds for general corporate purposes, i.e. this cash can only be used for KeySpan's New York based gas distribution operations. As a result, during the six months ended June 30, 2007, KeySpan needed to borrow commercial paper for working capital requirements not associated with its New York based gas distribution utilities.

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

The facilities contain certain affirmative and negative operating covenants, including restrictions on KeySpan's ability to mortgage, pledge, encumber or otherwise subject its utility property to any lien, as well as certain financial covenants that require us to, among other things, maintain a consolidated indebtedness to consolidated capitalization ratio of no more than 65% as of the last day of any fiscal quarter. Violation of these covenants could result in the termination of the facilities and the required repayment of amounts borrowed thereunder, as well as possible cross defaults under other debt agreements. At June 30, 2007, KeySpan's consolidated indebtedness was 49.4% of its consolidated capitalization and KeySpan was in compliance with all covenants.

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

Capital Expenditures and Financing

Construction Expenditures

The table below sets forth our construction expenditures by operating segment for the periods indicated:

------------------------------------------------------------------------
                                              Six Months Ended June 30,
(In Millions of Dollars)                       2007               2006
------------------------------------------------------------------------
Gas Distribution                             $ 192.2            $ 184.9
Electric Services                               38.8               42.9
Energy Investments                              12.8               12.8
Energy Services and other                        2.3                6.4
------------------------------------------------------------------------
                                             $ 246.1            $ 247.0
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

Financing

KeySpan did not engage in any financing activities during the first six months of 2007, other than commercial paper borrowings as noted earlier. At this point in time, KeySpan does not anticipate engaging in any financing activities in the next twelve months, except for the potential refinancing of maturing long-term debt.

The following table represents the ratings of KeySpan's long-term debt at June 30, 2007. In 2004 Standard & Poor's reaffirmed its ratings on KeySpan's and its subsidiaries' long-term debt. Further in 2005, Fitch Ratings revised its ratings on KeySpan's and its subsidiaries' long-term debt to positive outlook. Moody's Investor Services, however, continues to maintain its negative outlook ratings on KeySpan's and its subsidiaries' long-term debt.

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

Off-Balance Sheet Arrangements

Guarantees

KeySpan had a number of financial guarantees with its subsidiaries at June 30, 2007. KeySpan has fully and unconditionally guaranteed: (i) $525 million of medium-term notes issued by KEDLI; (ii) the obligations of KeySpan Ravenswood, LLC, which is the lessee under the $425 million Master Lease associated with the Ravenswood Facility and the lessee under the $385 million sale/leaseback transaction for the Ravenswood Expansion including future decommission costs of $19 million; and (iii) the payment obligations of our subsidiaries related to $128 million of tax-exempt bonds issued through the Nassau County and Suffolk County Industrial Development Authorities for the construction of two electric-generation peaking facilities on Long Island. The medium-term notes, the Master Lease and the tax-exempt bonds are reflected on the Consolidated Balance Sheet; the sale/leaseback obligation is not recorded on the Consolidated Balance Sheet. Further, KeySpan has guaranteed: (i) up to $66.2 million of surety bonds associated with certain construction projects currently being performed by former subsidiaries; (ii) certain supply contracts, margin accounts and purchase orders for certain subsidiaries in an aggregate amount of $95.9 million; and (iii) $76.6 million of subsidiary letters of credit. These guarantees are not recorded on the Consolidated Balance Sheet. KeySpan's guarantees on certain performance bonds relating to current construction projects of the discontinued mechanical contracting companies will remain in place throughout the construction period for these projects. KeySpan has received an indemnity bond issued by a third party to offset potential exposure related to a significant portion of the continuing guarantee. At this time, we have no reason to believe that our subsidiaries or former subsidiaries will default on their current obligations. However, we cannot predict when or if any defaults may take place or the impact such defaults may have on our consolidated results of operations, financial condition or cash flows.

As noted previously, KeySpan owns a 26.25% ownership interest in the Millennium Pipeline Company LLC ("Millennium"), the developer of the Millennium Pipeline project. The other partners in the Millennium Pipeline project are Columbia Transmission and DTE Energy Company. The Millennium Pipeline project is anticipated to have the capacity to transport up to 525,000 DTH of natural gas a day from Corning, New York to Ramapo, New York, interconnecting with the pipeline systems of various other utilities in New York. Subject to the receipt of certain remaining permits and financing, Millennium expects that the first phase of the project will be in service by November 2008.

Consolidated Edison, KEDLI and Columbia Transmission have each entered into precedent agreements to purchase capacity on the pipeline. Upon and subject to the terms and conditions set forth in Precedent Agreements, KeySpan has agreed to guarantee the full and prompt payment of $15.8 million (the "Guaranteed Amount") of the contingent $60 million financial obligation that Millennium may incur for liquidated damages under the Precedent Agreements to Consolidated Edison and KEDLI. The liquidated damages are intended to reimburse Consolidated Edison and KEDLI for costs incurred to secure additional capacity if Millennium is unable to provide the contracted capacity. The guaranteed amount reflects KeySpan's proportionate share of the $60 million of financial security that is required to be provided to Consolidated Edison and KEDLI pursuant to the Precedent Agreements based on KeySpan's proportionate ownership interest in the Millennium Pipeline project. At June 30, 2007, the fair value of these guarantees was $0.7 million and has been recorded as a deferred liability and as an increase to the Millennium investment on KeySpan's Consolidated Balance
Sheet. (See Note 6 to the Consolidated Financial Statements, "Financial Guarantees and Contingencies" for additional information regarding KeySpan's guarantees.)

Contractual Obligations

KeySpan has certain contractual obligations related to its outstanding long-term debt, outstanding credit facility borrowings, outstanding commercial paper borrowings, operating and capital leases, and demand charges associated with certain commodity purchases. These obligations, which were disclosed in KeySpan's Annual Report on Form 10-K for the year ended December 31, 2006, have remained substantially unchanged since December 31, 2006. (For additional details regarding these obligations see KeySpan's Annual Report on Form 10-K for the year ended December 31, 2006, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 6 "Long-Term Debt" and Note 7 "Contractual Obligations, Financial Guarantees and Contingencies" to those Consolidated Financial Statements.)

In addition to the above, in January 2007 KeySpan adopted the provisions of FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48"). At June 30, 2007, KeySpan had a liability for unrecognized tax benefits of $84.3 million, which includes accrued interest payable of $29.0 million. At this point in time, we are unable to determine the timing of future tax payments. For additional details on the implementation of FIN 48 see Note 11 to the Consolidated Financial Statements "Adoption of FASB Interpretation Number 48".

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

Below is a discussion of KeySpan's critical accounting policies and assumptions at June 30, 2007. For a more detailed discussion of these policies and assumptions see KeySpan's Annual Report on Form 10-K for the year ended December 31, 2006, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations "Discussion of Critical Accounting Policies and Assumptions."

Valuation of Goodwill

KeySpan records goodwill on purchase transactions, representing the excess of acquisition cost over the fair value of net assets acquired. In testing for goodwill impairment under Statement of Financial Accounting Standards ("SFAS") 142 "Goodwill and Other Intangible Assets," significant reliance is placed upon a number of estimates regarding future performance that require broad assumptions and significant judgment by management. A change in the fair value of our investments could cause a significant change in the carrying value of goodwill. The assumptions used to measure the fair value of our investments are the same as those used by us to prepare annual operating segment and consolidated earnings and cash flow forecasts. In addition, these assumptions are used to set annual budgetary guidelines. At June 30, 2007, KeySpan had $1.7 billion of recorded goodwill and has concluded that the fair value of the business units that have recorded goodwill exceed their carrying value.

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

Historically, we have funded our qualified pension plans in excess of the amount required to satisfy minimum ERISA funding requirements. At June 30, 2007, we had a funding credit balance in excess of the ERISA minimum funding requirements. Although we have presently exceeded ERISA funding requirements, our pension plans, on an actuarial basis, are currently underfunded. Therefore, for 2007 KeySpan expects to contribute a total of $131 million to its funded and unfunded post-retirement plans. Future funding requirements are heavily dependent on actual return on plan assets and prevailing interest rates. (In addition to Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations in KeySpan's Annual Report on Form 10-K for the year ended December 31, 2006, see also Note 4 of those Consolidated Financial Statements, "Postretirement Benefits.")

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

Dividends

KeySpan declared a quarterly common stock dividend of $0.475 per share, payable August 1, 2007 to shareholders of record as of July 11, 2007. This dividend payment reflects an annual increase of $0.04 per share over last year's dividend. In anticipation of the close of the pending merger with National Grid plc, KeySpan's Board of Directors approved the payment of a pro-rata dividend to shareholders of record one business day prior to the transaction close date with National Grid plc. The amount of such dividend will be based on the number of days elapsed between July 9, 2007 (ex-dividend date) up to but not including the closing date.

Regulation and Rate Matters

Gas Matters

The rate agreements for KEDNY and KEDLI have expired. Under the terms of the KEDNY and KEDLI rate agreements, gas distribution rates and all other provisions will remain in effect until changed by the NYPSC. As discussed in the "Introduction to the Notes to the Consolidated Financial Statements," in late June 2007, KeySpan and National Grid plc reached an agreement in principle with the Staff of the NYPSC, the New York State Consumer Protection Board and certain other parties that would, upon NYPSC approval, resolve all issues in the pending Merger application before the NYPSC. On July 6, 2007, the Merger and Gas Revenue Requirement Joint Proposal (the "Merger JP") was filed with the NYPSC and the Administrative Law Judges presiding over the Merger proceeding.

The Merger JP supersedes the proposed ten-year rate plan included with the merger application filed with the NYPSC on July 20, 2006. If adopted by the NYPSC, the Merger JP would provide for five-year rate plans for KEDNY and KEDLI that would go into effect on January 1, 2008. The Merger JP provides for no increase in gas delivery rates in each of the five years of KEDNY's merger rate plan and an increase of $60 million in gas delivery rates in the first year of the KEDLI merger rate plan and no further increase in years two through five. The individual KEDNY and KEDLI rate plan applications filed with the NYPSC on October 3, 2006 will supplement the Merger JP. If the Merger JP is approved by the NYPSC, the merger rate plans, as they may be supplemented by KEDNY's and KEDLI's individual rate cases, will go into effect on January 1, 2008.

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

We estimate that the remaining cost of our MGP related environmental cleanup activities, including costs associated with the Ravenswood Generating Station, will be approximately $340.4 million and we have recorded a related liability for such amount. We have also recorded an additional $8.7 million liability, representing the estimated environmental cleanup costs related to a former coal tar processing facility. As of June 30, 2007, we have expended a total of $248.7 million on environmental investigation and remediation activities. (See Note 6 to the Consolidated Financial Statements, "Financial Guarantees and Contingencies.")

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

The NYISO, Consolidated Edison, Niagara Mohawk Power Corporation and Rochester Gas and Electric each individually appealed FERC's order in federal court. The appeals were consolidated into one case and on November 7, 2003, the United
States Court of Appeals for the District of Columbia (the "Court") issued its decision in the case of Consolidated Edison Company of New York, Inc., v.
Federal Energy Regulatory Commission (the "Decision"). Essentially, the Court found errors in FERC's order and remanded some issues back to FERC for further explanation and action.

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

Accordingly, the NYPSC and Consolidated Edison developed additional mitigation measures that would apply to certain In-City generation owned by KeySpan. These mitigation measures essentially proposed to reduce the capacity offer cap on bids by the Ravenswood Generating Station and certain other generation owners of capacity into the NYISO Spot Demand Curve Auction Market, from the current offer cap of $105/kW-year to $82/kW-year plus 3%.


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

At this time, we are unable to predict the outcome of this proceeding and what effect it will have on our financial condition, results of operations, and cash flows. However, if the FERC rules that a refund is required, the effective date will be on or about May 15, 2007 regardless of when this proceeding is completed. However, the FERC is under no obligation to order refunds and has not indicated whether it intends to do so in this proceeding. In connection with this proceeding, in July 2007, KeySpan received notice that the FERC Office of Enforcement is conducting a formal investigation into matters regarding the offering practices of generating units serving New York City's In-city capacity market.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Derivative Instruments - Hedging Activities: From time to time, KeySpan subsidiaries have utilized derivative financial instruments, such as futures, options and swaps, for the purpose of hedging the cash flow variability associated with changes in commodity prices. KeySpan is exposed to commodity price risk primarily with regard to its gas distribution operations, gas production and development activities and its electric generating facilities. Our gas distribution operations utilize over-the-counter ("OTC") natural gas and fuel oil swaps to hedge the cash-flow variability of specified portions of gas purchases and sales associated with certain large-volume customers when economically appropriate to do so. Seneca-Upshur utilizes OTC natural gas swaps to hedge cash flow variability associated with forecasted sales of natural gas. The Ravenswood Generating Station uses derivative physical and financial instruments to economically hedge the cash flow variability associated with the purchase of a portion of natural gas and oil that will be consumed during the generation of electricity. The Ravenswood Generating Station also economically hedges the cash flow variability associated with a portion of electric energy sales using OTC electricity swaps.

Commodity Derivative Instruments that are not Accounted for as Hedges: As noted above, the Ravenswood Generating Station uses derivative physical and financial instruments to economically hedge the cash flow variability associated with the purchase of a portion of natural gas and oil that will be consumed during the generation of electricity as well as portion of electric energy sales. A portion of the derivative financial instruments associated with the Ravenswood Generating Station do not qualify for hedge accounting treatment under SFAS 133.

KeySpan also employees a limited number of OTC natural gas swaps to hedge a small portion of its risk associated with changing prices for fleet fuel. Additionally, KeySpan has an International SWAP Dealers Association Master Agreement ("Swap Agreement") for a fixed for floating unforced capacity financial swap with Morgan Stanley Capital Group Inc.

The following tables set forth selected financial data associated with these derivative financial instruments noted above that were outstanding at June 30, 2007.

----------------------------------------------------------------------------------------------------------------------------
                                         Year of        Volumes        Fixed             Current            Fair Value
    Type of Contract                     Maturity         mmcf         Price $           Price $          (In $ Millions)
----------------------------------------------------------------------------------------------------------------------------
        Gas
Swaps/Futures - Long Natural Gas            2007         11,881      7.68 - 9.82        6.77 - 8.57                (11.3)
                                            2008            687      9.08 - 9.82        7.85 - 8.93                 (0.3)

OTC Swaps - Short Natural Gas               2007          1,371      5.86 - 9.98        6.77 - 8.57                 (2.0)
                                            2008          1,944      6.77 - 8.90        7.85 - 9.24                 (3.2)
                                            2009          1,341      7.60 - 10.90       7.88 - 9.51                 (0.1)

Optimization Contract                                                                                                0.7

----------------------------------------------------------------------------------------------------------------------------
                                                         17,224                                                    (16.2)
----------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
                                   Year of          Volumes        Fixed                 Current            Fair Value
    Type of Contract               Maturity         Barrels        Price $                Price $         (In $ Millions)
--------------------------------------------------------------------------------------------------------------------------
        Oil
Swaps - Long Fuel Oil                 2007          172,408     48.30 - 67.60          58.39 - 59.64              1.1
                                      2008           60,607     60.00 - 67.60          59.14 - 61.74             (0.3)

--------------------------------------------------------------------------------------------------------------------------
                                                    233,015                                                       0.8
--------------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------------------
                                  Year of                      Fixed Margin/            Current              Fair Value
    Type of Contract              Maturity          MWh           Price $                Price $           (In $ Millions)
-------------------------------------------------------------------------------------------------------------------------------
    Electricity
Swaps - Energy                      2007         1,137,804     65.05 - 135.50         59.50 - 135.50              12.9
                                    2008            35,920     67.95 - 70.10          60.00 - 84.50                 -

UCAP Swap                           2009                                                                         (1.0)

-------------------------------------------------------------------------------------------------------------------------------
                                                 1,173,724                                                       11.9
-------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------
                                                       2007
Change in Fair Value of Derivative Instruments    (In $ Millions)
-----------------------------------------------------------------
Fair value of contracts at January 1,                       (5.6)
Net (gains) on contracts realized                           (5.3)
Decrease in fair value of all open contracts                 7.4
-----------------------------------------------------------------
Fair value of contracts outstanding at June 30,             (3.5)
-----------------------------------------------------------------


---------------------------------------------------------------------------
(In Millions of Dollars)
---------------------------------------------------------------------------
                                     Fair Value of Contracts
---------------------------------------------------------------------------
                                     Mature Within                  Total
Sources of Fair Value                  12 Months     Thereafter   Fair Value
---------------------------------------------------------------------------
Prices actively quoted                  $ (14.5)      $ (1.7)      $ (16.2)
Local published indicies                   12.7            -          12.7
---------------------------------------------------------------------------
                                         $ (1.8)      $ (1.7)       $ (3.5)
---------------------------------------------------------------------------

We measure the commodity risk of our derivative hedging instruments using a sensitivity analysis. Based on a sensitivity analysis as of June 30, 2007 a 10% increase/decrease in natural gas prices would decrease/increase the value of derivative instruments maturing in one year by $4.2 million.

The main driver of the Swap Agreement is the clearing price of capacity in the NYISO administered Spot auction. If the Spot auction clearing prices were to clear at $7.32, which is $0.25 per kW-Month below the fixed price of $7.57 per kW-Month in the Swap Agreement, assuming no other capacity market changes, KeySpan would incur a loss of $0.5 million per month. If the Spot auction clearing prices were to clear at $7.82, which is 0.25 per kW-Month above the fixed price of $7.57 per kW-Month in the Swap Agreement, assuming no other capacity market changes, KeySpan would incur a gain of $0.5 million per month.

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

The following table sets forth selected financial data associated with these derivative financial instruments that were outstanding at June 30, 2007.

------------------------------------------------------------------------------------------------------------------------------------
                         Year of       Volumes        Floor         Ceiling           Fixed            Current         Fair Value
Type of Contract         Maturity         mmcf         ($)            ($)             Price ($)        Price ($)     (In $ Millions)
------------------------------------------------------------------------------------------------------------------------------------
Options                    2007            450     5.50 - 7.00      8.00 - 9.50               -       6.77 - 8.57           (1.5)
                           2008            830         7.00             9.50                  -       7.85 - 8.93           (0.8)

Swaps                      2007         30,919                                      6.79 - 11.18      6.77 - 8.57          (29.0)
                           2008         57,624                                      7.16 - 11.64      7.85 - 9.24          (34.8)
                           2009          6,831                                      7.92 - 9.96       7.89 - 9.51           (2.1)

Optimization Contract                                                                                                       14.3

------------------------------------------------------------------------------------------------------------------------------------
                                        96,654                                                                             (53.9)
------------------------------------------------------------------------------------------------------------------------------------

See Note 4 to the  Consolidated  Financial  Statements  "Hedging and  Derivative
Financial   Instruments"  for  a  further  description  of  all  our  derivative instruments.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to KeySpan's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level in alerting them timely to material information required to be included in KeySpan's periodic SEC reports.

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


Date: August 3, 2007                       /s/ Gerald Luterman
                                           ----------------------
                                           Gerald Luterman
                                           Executive Vice President and
                                           Chief Financial Officer


Date: August 3, 2007                       /s/ Theresa A. Balog
                                           --------------------
                                           Theresa A. Balog
                                           Vice President and
                                           Chief Accounting Officer